Form 10-Q
period 1995-09-30
UNIVERSAL HOLDING CORP
filed 1995-11-14
CIK 709878

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For The Period Ended September 30, 1995
                            Commission File #2-80840

                             UNIVERSAL HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                  NEW YORK                            11-2580136
          -----------------------             -------------------------
          (State of Incorporation)            (I.R.S. Employer I.D. No.)

     Mt. Ebo Corporate Park, Brewster, NY                 10509
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (914) 278-4094

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               -------        ------

     The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of November 1, 1995 were 6,877,097 and 679,611, respectively.

===============================================================================

                             UNIVERSAL HOLDING CORP.

                                    FORM 10-Q

                                    CONTENTS

                                                                       Page No.

PART I - FINANCIAL INFORMATION

         Consolidated Balance Sheets at September 30, 1995
           and December 31, 1994 .....................................      3

         Consolidated Statements of Operations for the nine
           months ended September 30, 1995 and September 30, 1994 ....      4

         Consolidated Statements of Operations for the three
           months ended September 30, 1995 and September 30, 1994 ....      5

         Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1995 and September 30, 1994 ....      6

         Notes to Consolidated Financial Statements ..................    7-10

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................   10-13

PART II - OTHER INFORMATION ..........................................     14

         Signature ...................................................     14

                             UNIVERSAL HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  September 30,    December 31,
                                                                                                      1995            1994
                                                                                                   ------------    ------------
                                                                                                   (unaudited)
ASSETS:
Investments:
   Cash and cash equivalents, at cost which approximates market ..............................     $ 10,413,794    $ 16,420,763
   Fixed maturities (Notes 5 and 6):
      Held to maturity, at amortized cost (fair value $34,994,336 and $33,356,133) ...........       36,240,000      38,354,572
      Available for sale, at fair value (amortized cost $74,636,612 and $67,647,704) .........       74,577,965      63,845,179
   Equity securities, at fair value (cost $46,133 and $61,133) ...............................           19,982          33,502
   Policy loans ..............................................................................        5,899,236       5,510,141
   Property tax liens ........................................................................          251,118         175,675
   Mortgage loans ............................................................................        1,084,037       1,147,409
                                                                                                   ------------    ------------
   Total investments .........................................................................      128,486,132     125,487,241

Accrued investment income ....................................................................        2,460,704       2,151,759
Amounts due from reinsurers ..................................................................       14,666,778      11,943,628
Deferred policy acquisition costs ............................................................       16,105,712      14,485,850
Present value of future profits ..............................................................        1,693,960       1,847,383
Deferred income tax asset ....................................................................          391,073         391,073
Other assets .................................................................................       10,910,823       8,555,232
                                                                                                   ------------    ------------
     Total assets.............................................................................     $174,715,182    $164,682,166
                                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Policyholder account balances.................................................................     $114,008,326    $108,777,009
Reserves for future policy benefits ..........................................................       21,715,143      22,674,799
Policy and contract claims-life ..............................................................          754,095         834,855
Policy and contract claims-health ............................................................        7,918,577       8,698,434
Short-term debt ..............................................................................          800,000         800,000
Notes payable ................................................................................          369,698       1,987,760
Amounts due to reinsurers ....................................................................        1,689,106         862,349
Deferred revenue .............................................................................          719,118         645,203
Other liabilities ............................................................................        4,731,751       4,261,165
                                                                                                   ------------    ------------
     Total liabilities .......................................................................      152,705,814     149,541,574
                                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY (Notes 7 and 8):
 Series B preferred stock ....................................................................        4,000,000       4,000,000
 Common stock (authorized 20,000,000, issued and outstanding 6,866,247 and 6,176,290) ........           68,662          61,763
 Common stock warrants (authorized, issued and outstanding 682,961 and 689,871) ..............             --              --
 Additional paid-in capital ..................................................................       15,709,026      14,501,889
 Retained earnings ...........................................................................        2,310,370         183,686
 Net unrealized investment loss ..............................................................          (78,690)     (3,426,746)
                                                                                                   ------------    ------------
     Total stockholders' equity ..............................................................       22,009,368      15,320,592
                                                                                                   ------------    ------------
   Total liabilities and stockholders' equity.................................................     $174,715,182    $164,862,166
                                                                                                   ============    ============


                 See notes to consolidated financial statements.

                             UNIVERSAL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                     Nine months ended September 30,
                                                                     -------------------------------
                                                                           1995           1994
                                                                       -----------    ------------
REVENUES:
 Premiums and policyholder fees earned.............................    $28,145,711     $28,701,548
 Net investment income ............................................      2,116,364       2,392,501
 Realized gains on investments ....................................        616,721          47,553
 Fee income .......................................................      2,580,266       2,969,457
 Amortization of deferred revenue .................................        163,377         164,445
                                                                       -----------     -----------

     Total revenue ................................................     33,622,439      34,275,504
                                                                       -----------     -----------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase (decrease) in future policy benefits ....................     (1,284,357)      1,004,845
 Claims and other benefits ........................................     17,530,820      16,004,652
 Increase in deferred acquisition costs ...........................     (2,642,376)     (2,251,985)
 Amortization of present value of future profits ..................        153,423         177,537
 Other operating costs and expenses ...............................     17,729,208      17,692,241
                                                                       -----------     -----------
     Total benefits, claims & other deductions ....................     31,486,718      32,627,290
                                                                       -----------     -----------
Operating income before income taxes ..............................      2,135,721       1,648,214
Provision for income taxes ........................................          9,037            --
                                                                       -----------     -----------
Net income ........................................................      2,126,684       1,648,214
Dividends on Series A preferred stock .............................           --           427,398
                                                                       -----------     -----------
Net income applicable to common shares ............................    $ 2,126,684     $ 1,220,816
                                                                       ===========     ===========
Earnings per common equivalent shares (Note 3): ...................    $      0.20     $      0.15
                                                                       ===========     ===========


                 See notes to consolidated financial statements.

                             UNIVERSAL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                    Three months ended September 30,
                                                                    --------------------------------
                                                                          1995            1994
                                                                       -----------     -----------
REVENUES:
 Premiums and policyholder fees earned ............................    $ 9,641,907     $ 9,946,873
 Net investment income ............................................        463,841         836,954
 Realized gains (losses) on investments ...........................        214,384         (67,153)
 Fee income .......................................................        709,835       1,077,416
 Amortization of deferred revenue .................................         80,825          54,815
                                                                       -----------     -----------
     Total revenue ................................................     11,110,792      11,848,905
                                                                       -----------     -----------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase in future policy benefits ...............................        225,780          11,659
 Claims and other benefits ........................................      5,478,678       6,198,174
 Increase in deferred acquisition costs ...........................     (1,029,378)     (1,050,167)
 Amortization of present value of future profits ..................         51,141          59,179
 Other operating costs and expenses ...............................      5,899,062       6,096,552
                                                                       -----------     -----------
     Total benefits, claims & other deductions ....................     10,625,283      11,315,397
                                                                       -----------     -----------
Operating income before income taxes ..............................        485,509         533,508
Provision for income taxes ........................................           --              --
                                                                       -----------     -----------
Net income ........................................................        485,509         533,508
Dividends on Series A preferred stock .............................           --           145,472
                                                                       -----------     -----------
Net income applicable to common shares ............................    $   485,509     $   388,036
                                                                       ===========     ===========
Earnings per common equivalent shares (Note 3): ..................     $      0.05     $      0.05
                                                                       ===========     ===========




                 See notes to consolidated financial statements.

                             UNIVERSAL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                           Nine months ended September 30,
                                                                                           ------------------------------
                                                                                               1995             1994
                                                                                            ------------    ------------
Cash flows from operating activities:
   Net income ...........................................................................   $  2,126,684    $  1,648,214
Adjustments to reconcile net income to net cash provided by operating activities:
   Change in reserves for future policy benefits ........................................       (959,656)      4,746,495
   Change in policy and contract claims .................................................       (860,617)     (1,582,363)
   Change in deferred acquisition costs .................................................     (2,642,376)     (2,251,985)
   Amortization of present value of future profits ......................................        153,423         177,537
   Change of deferred revenue ...........................................................       (163,377)       (164,445)
   Change in policy loans ...............................................................       (389,095)       (442,516)
   Change in accrued investment income ..................................................       (308,945)       (994,815)
   Change in reinsurance balances .......................................................     (1,232,552)     (1,653,237)
   Realized gains on investments ........................................................       (616,721)        (47,553)
   Change in other assets & liabilities .................................................     (1,524,116)       (624,727)
                                                                                            ------------    ------------
Net cash used by operating expenses .....................................................     (6,417,348)     (1,189,395)
                                                                                            ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of fixed maturities-available for sale ...........................     31,480,237      50,200,771
   Proceeds from sale of fixed maturities-held to maturity ..............................        928,180         187,500
   Proceeds from redemption of fixed maturities-available for sale ......................      6,546,371       5,527,929
   Proceeds from redemption of fixed maturities-held to maturity ........................      1,934,886       5,527,943
   Cost of fixed maturities purchased-available for sale ................................    (44,498,774)    (67,387,162)
   Cost of fixed maturities purchased-held to maturity ..................................       (795,741)     (8,086,764)
   Cost of equity securities purchased ..................................................           --           (46,133)
   Change in other invested assets ......................................................        (12,071)        675,381
   Purchase of business, net of cash acquired ...........................................           --          (502,843)
                                                                                            ------------    ------------
Net cash used by investing activities ...................................................     (4,416,912)    (13,903,378)
                                                                                            ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock ...............................................      1,214,036         261,216
   Increase in policyholder account balances ............................................      5,231,317       2,329,303
   Change in notes payable ..............................................................     (1,618,062)        384,698
   Change in short-term debt ............................................................           --           400,000
                                                                                            ------------    ------------
Net cash provided from financing activities .............................................      4,827,291       3,375,217
                                                                                            ------------    ------------
Net decrease in cash and cash equivalents ...............................................     (6,006,969)    (11,717,556)
Cash and cash equivalents at beginning of period ........................................     16,420,763      19,468,454
                                                                                            ------------    ------------
Cash and cash equivalents at end of period ..............................................   $ 10,413,794    $  7,750,898
                                                                                            ============    ============
Supplemental cash flow information:
Cash paid during the year for interest..................................................    $     74,525    $     25,358
                                                                                            ============    ============
Cash paid during the year for income taxes..............................................    $       --      $     80,000
                                                                                            ============    ============
Supplemental disclosure of non-cash investing activities:
Implementation of Statement 115
Transfer of securities available for sale to held to maturity...........................    $       --      $ 16,624,288
                                                                                            ============    ============
Transfer of securities held to maturity to available for sale...........................    $       --      $ 18,780,607
                                                                                            ============    ============

                 See notes to consolidated financial statements.

                             UNIVERSAL HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal Holding Corp. ("Universal), and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), Quincy Coverage Corp. ("Quincy") and WorldNet Services Corp. ("WorldNet").

     The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior period's financial statements to conform with current period classifications.

2. Federal Income Taxes

     The Company and its non life subsidiaries file a consolidated Federal income tax return. The life insurance subsidiaries file a separate consolidated Federal income tax return.

3. Earnings Per Share

     Earnings per common equivalent share was computed by dividing the net income applicable to common shareholders by the weighted average number of common equivalent shares outstanding during each period. Net income for the nine and three month periods ended September 30, 1994 was adjusted to reflect the dividend requirements of the Series A preferred stock.

4. Midland National Life Insurance Company Debenture

     In connection with the redemption of the Series A preferred stock on December 30, 1994, the Company issued to Midland National Life Insurance Company ("Midland"), a convertible debenture with a fair value of $1,618,062 and a face amount of $1,000,000 (the "Debenture"). The Debenture was called for redemption on February 12, 1995, at which time $106,496 of principal was paid in cash and the balance of the principal was converted into 671,807 shares of common stock.

5.       Investments

         Fixed maturity securities classified as investments held to maturity are carried at amortized cost because the Company has the positive intent and ability to hold such investments until maturity. As of September 30, 1995, all other fixed maturity securities are classified as available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

     The amortized cost and fair value of debt securities classified as fixed maturity investments held to maturity by category of securities as of September 30, 1995 and December 31, 1994 are as follows:


                                                                        September 30, 1995
                                                   -----------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized      Unrealized     Unrealized         Fair
Classification                                         Cost            Gains         Losses          Value
--------------                                     ------------   ------------    ------------    ------------
US Treasury securities and obligations of
  US government ...............................    $  5,210,999   $     44,923    $    (62,774)   $  5,193,148
Foreign government debt securities ............         100,000          3,763            (475)        103,288
Corporate debt securities .....................      17,028,351         98,372        (658,607)     16,468,116
Mortgage-backed securities ....................      13,900,650         50,108        (720,974)     13,229,784
                                                   ------------   ------------    ------------    ------------
                                                   $ 36,240,000   $    197,166    $ (1,442,830)   $ 34,994,336
                                                   ============   ============    ============    ============

                                                                      December 31, 1994
                                                   -----------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized      Unrealized     Unrealized         Fair
Classification                                         Cost            Gains         Losses          Value
--------------                                     ------------   ------------    ------------    ------------
US Treasury securities and obligations of
  US government ...............................    $  7,665,033   $      7,821    $   (679,517)   $  6,993,337
Foreign government debt securities ............         560,167           --           (66,322)        493,845
Corporate debt securities .....................      17,481,855           --        (2,629,351)     14,852,504
Mortgage-backed securities ....................      12,647,517        110,518      (1,741,588)     11,016,447
                                                   ------------   ------------    ------------    ------------
                                                   $ 38,354,572   $    118,339    $ (5,116,778)   $ 33,356,133
                                                   ============   ============    ============    ============

     The amortized cost and fair value of debt securities classified as available for sale as of September 30, 1995 and December 31, 1994 are as follows:

                                                                      September 30, 1995
                                                   -----------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized      Unrealized     Unrealized         Fair
Classification                                         Cost            Gains         Losses          Value
--------------                                     ------------   ------------    ------------    ------------
US Treasury securities and obligations of
  US government ...............................    $ 11,441,931   $    149,908    $    (77,251)   $ 11,514,588
Foreign government debt securities ............         721,208         73,192            --           794,400
Corporate debt securities .....................      50,861,291      1,196,513        (458,555)     51,599,249
Mortgage-backed securities ....................      11,612,182         84,431      (1,026,885)     10,669,728
                                                   ------------   ------------    ------------    ------------
                                                   $ 74,636,612   $  1,504,044    $ (1,562,691)   $ 74,577,965
                                                   ============   ============    ============    ============


                                                                      December 31, 1994
                                                   -----------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized      Unrealized     Unrealized         Fair
Classification                                         Cost            Gains         Losses          Value
--------------                                     ------------   ------------    ------------    ------------
US Treasury securities and obligations of
  US government ...............................    $ 11,896,393   $     12,616    $   (540,946)   $ 11,368,063
Corporate debt securities .....................      41,025,877         68,346      (2,288,755)     38,805,468
Mortgage-backed securities ....................      14,725,434         93,814      (1,147,600)     13,671,648
                                                   ------------   ------------    ------------    ------------
                                                   $ 67,647,704   $    174,776    $ (3,977,301)   $ 63,845,179
                                                   ============   ============    ============    ============

     The amortized cost and fair value of fixed maturities at September 30, 1995 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized        Fair
                                                        Cost         Value
                                                    -----------   -----------
Held to Maturity:
  Due in 1 year or less .........................   $ 2,017,418   $ 2,006,776
  Due after 1 year through 5 years ..............     2,141,548     2,114,086
  Due after 5 years through 10 years ............     3,099,591     3,126,288
  Due after 10 years ............................    15,080,793    14,517,402
  Mortgage-backed securities ....................    13,900,650    13,229,784
                                                    -----------   -----------
                                                    $36,240,000   $34,994,336
                                                    ===========   ===========

                                                     Amortized        Fair
                                                        Cost         Value
                                                    -----------   -----------
Available for Sale:
  Due in 1 year or less .........................   $ 7,228,099   $ 7,325,385
  Due after 1 year through 5 years ..............    20,048,495    19,975,645
  Due after 5 years through 10 years ............    25,311,634    26,031,012
  Due after 10 years ............................     4,433,887     4,582,622
  Mortgage-backed securities ....................    17,614,497    16,663,301
                                                    -----------   -----------
                                                    $74,636,612   $74,577,965
                                                    ===========   ===========

6. Financial Instruments with Concentrations of Credit Risk

     At September 30, 1995 and December 31, 1994, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                                   September 30,    December 31,
                                                       1995              1994
                                                   ------------      ----------
Carrying value ...............................     $  6,183,803      $4,446,205
                                                   ============      ==========
Fair value ...................................     $  6,146,888      $4,314,977
                                                   ============      ==========
Percentage of total assets ...................              3.5%            2.7%
                                                   ============      ==========

7. Series B Preferred Stock

     The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares, par value $10,000 classified as Series B, issued and outstanding at September 30, 1995 and December 31, 1994. The Series B preferred stock carries no interest and is convertible into common stock at $2.25 per share.

8. Stockholders' Equity

     Common Stock

     The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 1995 and December 31, 1994 were 6,866,247 and 6,176,290, respectively.

     Common Stock Warrants

     At September 30, 1995 and December 31, 1994, the Company had 682,961 and 689,871 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 (the "Act"). The warrants have no par value and an exercise price to purchase common stock at $1.00 per share.

     The Company also has 2,015,760 outstanding common stock warrants which are not registered under the Securities Exchange Act of 1934, with exercise prices of $1.00 and expire on December 31, 1999.

9. Reinsurance

     On September 26, 1995, the Company executed a reinsurance contract with an effective date of July 1, 1995 with an unaffiliated reinsurer. The contract was 75% quota share coinsurance on an existing block of major medical health insurance. The Company received $862,500 in ceding commissions. The deferred acquisition cost relating to this block of insurance was approximately $625,000 and was written off. The remaining $237,500 is being classified as deferred revenue and will be earned over the expected life of the reinsured business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Parent Company

     In connection with the redemption of the Series A preferred stock on December 30, 1994, the Company issued to Midland National Life Insurance Company ("Midland"), a convertible debenture with a fair value of $1,618,062 and a face amount of $1,000,000 (the "Debenture"). The Debenture was called for redemption on February 12, 1995, at which time $106,496 of principal was paid in cash and the balance of the principal was converted into 671,807 shares of common stock.

     On September 30, 1994, the Company entered into an agreement with its commercial bank, under which it borrowed $800,000 on a one year term loan, extendable by the Company for a second year. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. The loan bears interest at 2.0% over prime. On September 30, 1995, the Company renewed this loan for a term of one year. The loan matures on September 30, 1996.

     Insurance Subsidiaries

     American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of September 30, 1995 for the maintenance of authority to do business were $2,500,000 and $1,812,390, respectively, but substantially more than this is needed to permit continued writing of new business. At September 30, 1995 the adjusted statutory capital and surplus, including the asset valuation and interest maintenance reserves, of American Progressive and American Pioneer were $9,114,249 and $13,105,229, respectively. Neither American Progressive nor American Pioneer have any surplus relief reinsurance treaties in force as of September 30, 1995.

     At September 30, 1995, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totalling $10,414,000, as well as fixed maturity securities with carrying values of $110,818,000 (fair values totalling $109,572,000) that could be readily converted to cash. These liquid investments' fair values totalled more than $119,986,000 and constituted approximately 93% of the Company's investments at September 30, 1995. At September 30, 1995, all of the Company's investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contained any off balance sheet risk or investments in other securities whose market values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

     On September 26, 1995, the Company executed a reinsurance contract with an effective date of July 1, 1995 with an unaffiliated reinsurer. The contract was 75% quota share coinsurance on an existing block of major medical health insurance. The Company received $862,500 in ceding commissions. The deferred acquisition cost relating to this block of insurance was approximately $625,000 and was written off. The remaining $237,500 is being classified as deferred revenue and will be earned over the expected life of the reinsured business.

Results of Operations

     Nine Months Ended September 30, 1995

     The results of operations for the nine months ended September 30, 1995 and 1994 include the operations of American Progressive, American Pioneer, WorldNet and Quincy.

     Net Income. For the nine months ended September 30, 1995, the Company earned net income of approximately $2,127,000 resulting in an earnings per share applicable to common shareholders of $0.20. For the nine months ended September 30, 1994, the Company reported net income of approximately $1,648,000 before its dividend requirement on the Series A preferred stock of approximately $427,000, resulting in net income applicable to common shareholders of $1,221,000 or $0.15 per share.

     Revenues. Total revenues decreased approximately $653,000 to approximately $33,622,000 for the nine months ended September 30, 1995 compared to total revenues of approximately $34,275,000 for the nine months ended September 30, 1994. Premiums and policyholder fees earned decreased approximately $556,000. These decreases were primarily due to the implementation of strategic decisions by the Company as to the focus of its marketing efforts. American Progressive is focusing on providing supplemental accident & health insurance (such as Medicare supplement, hospital indemnity, special accident and New York State DBL) premiums on which lines produced increased by approximately $2,700,000. American Pioneer is focusing on life insurance, premiums for which increased by approximately $1,800,000, and group dental insurance, premiums for which increased revenues by approximately $800,000. These increases totaled approximately $5,300,000, but were offset by the combined effect of a reduction (of approximately $4,800,000) in premiums on the runoff block of individual accident & health insurance, which is not within the area of the present strategic focus at either of the insurance subsidiaries and a new quota share reinsurance entered into on September 26, 1995, as of July 1, 1995, which ceded premiums of approximately $1,100,000. Net investment income decreased approximately $276,000 and realized gains on investments increased approximately $569,000 (1995 - gain of $617,000; 1994 - gain of $48,000) and is primarily attributed to decreasing interest rates in 1995 and the Company's intention to shorten the duration of its investment portfolio.

     Fee income represents the fees earned by WorldNet for managed care, travel assistance, claims administration and communication services and, for the nine months ended September 30, 1995, these fees decreased approximately $389,000. This reduction is a result of the Company's termination of certain nonprofitable contracts.

     For the nine months ended September 30, 1995, the Company amortized approximately $163,000 of the deferred revenue compared to $164,000 amortized in the same period in 1994.

     Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $1,141,000 to $31,487,000 for the nine months ended September 30, 1995. The change in future policy benefits amounted to a decrease of approximately $2,289,000. The decrease in reserves for the nine months ended September 30, 1995 was $1,284,000 and primarily related to the reduction of inforce business noted in the premium discussion above. Claims and other benefits increased approximately $1,526,000. This increase is a direct result of increased mortality and the increase in supplemental health benefits at both insurance companies. The increase in deferred acquisition costs increased approximately $390,000 due to the increase in new business production noted above.

     Other operating costs and expenses increased approximately $37,000. Expenses incurred by the insurance subsidiaries during 1995 exceeded the 1994 amount by approximately $705,000. Commission, new business expenses and premium taxes increased approximately $915,000, while the general overhead expenses decreased approximately $210,000. The remaining decrease of $668,000 results from a decrease of continuing operation expenses incurred by WorldNet (approximately $405,000), the relocation of WorldNet to Florida from Texas in 1994 (approximately $500,000) and an increase in expenses incurred by the Parent Company (approximately $237,000). Amortization of the present value of future profits was approximately $153,000 in the first nine months of 1995 compared to $178,000 in the same period of 1994, which decrease is due to the lower amount of insurance inforce.

Results of Operations

     Three Months Ended September 30, 1995

     The results of operations for the three months ended September 30, 1995 and 1994 include the operations of American Progressive, American Pioneer, WorldNet and Quincy.

     Net Income. For the three months ended September 30, 1995, the Company earned net income of approximately $486,000 resulting in an earnings per share applicable to common shareholders of $0.05. For the three months ended September 30, 1994, the Company reported net income of approximately $533,000 before its dividend requirement on the Series A preferred stock of approximately $145,000, resulting in net income applicable to common shareholders of $388,000 or $0.05 per share.

     Revenues. Total revenues decreased approximately $738,000 to approximately $11,111,000 for the three months ended September 30, 1995 compared to total revenues of approximately $11,849,000 for the three months ended September 30, 1994. Premiums and policyholder fees earned decreased approximately $305,000. These decreases were primarily due to the implementation of strategic decisions by the Company as to the focus of its marketing efforts. American Progressive is focusing on providing supplemental accident & health insurance (such as Medicare supplement, hospital indemnity, special accident and New York State DBL) premiums on which lines produced increased by approximately $1,600,000. American Pioneer is focusing on life insurance, premiums for which increased by approximately $610,000, and group dental insurance, premiums for which increased revenues by approximately $260,000. These increases totaled approximately $2,470,000, but were offset by a combined effect of a reduction (of approximately $1,675,000) in premiums on the runoff block of individual accident & health insurance, which is not within the area of the present strategic focus at either of the insurance subsidiaries and a new quota share reinsurance entered into on September 26, 1995, as of July 1, 1995, which ceded premiums of approximately $1,100,000. Net investment income decreased approximately $373,000 and realized gains on investments increased approximately $282,000 (1995 - gain of $214,000; 1994 - loss of $67,000) and is primarily attributed to decreasing interest rates in the third quarter of 1995 and the Company's intention to shorten the duration of its investment portfolio.

     Fee income represents the fees earned by WorldNet for managed care, travel assistance, claims administration and communication services and for the three months ended September 30, 1995, these fees decreased approximately $368,000. This reduction is a result of the Company's termination of certain nonprofitable contracts.

     For the three months ended September 30, 1995, the Company amortized approximately $81,000 of the deferred revenue compared to $55,000 amortized in the same period in 1994.

     Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $690,000 to $10,625,000 for the three months ended September 30, 1995. The change in future policy benefits amounted to an increase of approximately $214,000. Claims and other benefits decreased approximately $719,000. This decrease is a direct result of the quota share reinsurance agreement entered into and the reduction in the runoff block of individual accident & health insurance discussed above. The increase in deferred acquisition costs decreased approximately $21,000 as a result of lower first year individual accident & health premium written due to the quota share reinsurance agreement discussed above.

     Other operating costs and expenses decreased approximately $197,000. Expenses incurred by the insurance subsidiaries during 1995 exceeded the 1994 amount by approximately $285,000 resulting from an increase in new business production (approximately $390,000) offset by a decrease in general overhead expenses (approximately $105,000). The remaining decrease of $482,000 results from a decrease of continuing operation expenses incurred by WorldNet (approximately $553,000) resulting from the termination of certain nonprofitable contracts discussed above and an increase in expenses incurred by the Parent Company (approximately $71,000). Amortization of the present value of future profits was approximately $51,000 in the nine months of 1995 compared to $59,000 in 1994, which decrease is due to the lower amount of insurance inforce.

Investments

     The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve the highest investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, which laws prescribe the nature, quality of and limitations on various types of investments which may be made. Current policy is to invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of Baa3 (Moody's) or BBB- (Standard & Poors) or better with the intent to hold them for long term investment. However, the Company recognizes as a result of changes in economic factors, such as changes in interest rates, cash flow needs, regulatory requirements or the credit worthiness of particular issues, the Company may from time to time decide to sell certain securities prior to their scheduled maturities, such securities are therefore classified as "available for sale", even though the Company has no present intention of selling them.

     The Company classifies approximately 67% of its fixed maturity portfolio as available for sale, which is carried at fair value, and approximately 33% as held to maturity, which is carried at amortized cost. Changes in the fair values of available for sale securities result in increases or decreases in stockholders' equity. Net unrealized losses on fixed maturity securities available for sale totalled $59,000, net of increases in the deferred cost of business acquired of $36,000 at September 30, 1995.

     The Company invests its funds primarily in fixed income securities and has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of September 30, 1995 and December 31, 1994, the Company held unrated or less-than-investment grade corporate debt securities of approximately $6,184,000 and $4,446,000, respectively. These holdings amounted to 4.8% of total investments and 3.5% of total assets at September 30, 1995 compared to 3.5% of total investments and 2.7% of total assets at December 31, 1994.

                             UNIVERSAL HOLDING CORP.

                           PART II - OTHER INFORMATION

                                      NONE
                  -------------------------------------------
SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNIVERSAL HOLDING CORP.

                                              By:
                                                  ----------------------------
                                                     Robert A. Waegelein
                                                     Senior Vice President
                                                     Chief Financial Officer

Date:  November 13, 1995

                             UNIVERSAL HOLDING CORP.

                           PART II - OTHER INFORMATION

                                      NONE
                  -------------------------------------------
SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNIVERSAL HOLDING CORP.

                                              By:  /S/ ROBERT A. WAEGELEIN
                                                  ----------------------------
                                                       Robert A. Waegelein
                                                       Senior Vice President
                                                       Chief Financial Officer

Date: November 13, 1995