Form 10-K
period 1995-12-31
UNIVERSAL HOLDING CORP
filed 1996-04-01
CIK 709878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                            Commission File #0-11321

                             UNIVERSAL HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                           ---------------------------

               NEW YORK                                   11-2580136
       (State of Incorporation)                  (I.R.S. Employer I.D. Number)

Mt. Ebo Corporate Park, Brewster, NY                        10509
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (914) 278-4094

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
              Title of Class                             on which Registered
- - -----------------------------------------------         ---------------------
Common Stock, par value $.01 per share                          NASDAQ
Common Stock Warrants, expire December 31, 1999                 NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X               No
                           -----                 -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was approximately $11,450,496.

     The number of shares outstanding of the Registrant's Common Stock and Common Stock Warrants as of February 29, 1996 were 6,957,532 and 679,621, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     (1) Proxy Statement for the 1996 Annual Meeting incorporated by reference into Part III.

     (2) Exhibits listed in Item 14(b), Part IV, incorporated by reference to Form S-1 filed March 30, 1990, Forms 10-K for 1994, 1993, 1991, 1989 and 1988 and Forms 8-K for July 24, 1992, May 31, 1991 and December 9, 1987.

================================================================================

                                     PART I

ITEM 1--BUSINESS

GENERAL

     The Company is an insurance holding company, the principal subsidiaries of which are American Progressive Life and Health Insurance Company of New York ("American Progressive") and American Pioneer Life Insurance Company ("American Pioneer"), each of which sells life insurance, accident & health insurance and annuity products, and WorldNet Services Corp. ("WorldNet"), a service firm that provides managed care, claims adjudication and communications services to insurance companies and affinity groups.

     The Company, a New York corporation, was formed in 1981 for the purpose of owning and operating John Adams Life Insurance Company of New York ("John Adams"). In July 1988, Barasch Associates Limited Partnership ("BALP") invested $2,000,000 in the Company and acquired operating control, with certain principals of BALP being elected to key executive positions in the Company and John Adams. See "Management".

INSURANCE SUBSIDIARY ACQUISITIONS

     In May 1991, the Company, through John Adams, acquired 100% of the outstanding common stock of American Progressive, into which John Adams then merged on June 27, 1991, with American Progressive as the surviving company. American Progressive was acquired from Midland National Life Insurance Company ("Midland") for (a) a cash payment of $4,197,231, and (b) 510,000 shares ($10 par value) of the Company's Series A cumulative, redeemable, convertible preferred stock ("Series A Preferred Stock"), for a total purchase price of $9,297,231. American Progressive's statutory book value immediately prior to acquisition was approximately $9,200,000, its adjusted statutory book value (book value plus AVR) was approximately $9,290,000, and its GAAP stockholder's equity was approximately $9,700,000. As of December 31, 1995, the adjusted statutory book value was approximately $9,256,000 and the GAAP stockholder's equity was approximately $26,442,058. American Progressive, domiciled in New York and licensed in 32 other states, historically concentrated on the sale of individual accident & health insurance products primarily in New York and the northeastern United States.

     In May 1993, American Progressive acquired 100% of the outstanding stock of American Pioneer, based in Orlando, Florida, which sold life and accident & health insurance in 32 states, primarily in the southeast. American Pioneer's parent, American Pioneer Savings and Loan Association, had been under the control of the Resolution Trust Company ("RTC") since May 1990. American Pioneer had a statutory book value of approximately $7,325,000, an adjusted statutory book value of approximately $7,472,000, and a GAAP stockholder's equity of approximately $14,367,000 when it was purchased by American Progressive for $6,827,000 in cash. By December 31, 1995, American Pioneer's adjusted statutory book value had increased to approximately $13,815,000 and its GAAP stockholder's equity was $16,092,649.

         As of January 1, 1994, American Progressive acquired by means of reinsurance a block of supplemental health insurance with annualized premiums of approximately $1,200,000. In this transaction, American Progressive assumed all liability under the reinsured policies incurred after January 1, 1994, in exchange for its receipt from the ceding company of cash equal to the unearned premium and active lives reserves on the reinsured business, net of a $60,000 ceding commission, and future premium payments from the insureds.

STRATEGIC FOCUS

     The Company has implemented, and plans to continue to pursue, the following strategies:

     Internal Growth

     The Company has focused its efforts to reach narrow segments of the insurance market as defined by product or by geography. These include:

     o    Life and accident & health products designed for the senior market;

     o    Life insurance for middle-income earners;

     o Specialty group accident and health products sold to employers, including dental and short term disability;

     o    Annuities.

     The Company seeks to distribute its products through independent marketing organizations paid on a variable cost basis. The Company is able to attract these organizations by providing a high level of service and accessibility of management, and by providing specially designed products to enable them to distinguish themselves in the marketplace.

     External Growth

     In the past four years, the Company has successfully acquired and integrated two insurance companies and three blocks of business that will increase the overall profitability of the Company and the Company continues to seek out further acquisitions.

PRODUCTS

     Life Insurance and Annuities

     The Company, through its Insurance Subsidiaries, underwrites the following life insurance, annuities and accident & health insurance products:

          Life Insurance: The Company sells whole life, universal life, and term life insurance. All policies are non-participating.

          Annuities: The Company sells Single Premium Deferred Annuities and Flexible Premium Deferred Annuities. All of the Company's annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's annuity products currently range from 4.5% to 5.5% annually and the contracts are designed to permit the Company to change the crediting rates annually subject to the minimum guaranteed rate. The Company takes into account the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

     Policyholders of annuity and life insurance products marketed and issued by the Company enjoy certain income tax advantages as compared to holders of certain other savings investments such as certificates of deposit and taxable bonds.

     One important tax advantage is that policyholders generally are not subject to federal income tax on increases in the value of an annuity or life insurance contract until some form of distribution is made from the contract, instead of the current taxation of all accrued earnings that is imposed on many other savings investments. Another important tax advantage is that life insurance death benefits are generally exempt from federal income taxes and may be structured so as to be free from federal estate taxes. A further federal tax benefit is that when regular annuity payments are paid under an annuity contract, a portion of each payment may be treated as a nontaxable return of the investment in the contract.

     The Company also sells certain annuities that offer the tax advantages provided by Section 403(b) of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which are known as tax-sheltered Section 403(b) annuities. The tax-sheltered Section 403(b) annuity offered by the Company is a retirement savings plan vehicle through which educators and employees of certain not-for-profit institutions are permitted under Section 403(b) of the Tax Code to defer income through a salary reduction program. Purchasing a tax-sheltered annuity under Section 403(b) is similar to contributing to a Section 401(k) plan, but with different (and somewhat more favorable) rules on the maximum amount of current income which may be contributed by the participant on a pre-tax basis. Generally, a participant may elect to defer a percentage, limited by statute, of included compensation, subject to a maximum of approximately $9,500 per year, under a Section 403(b) plan. This limit can be higher under certain circumstances.

     The following table sets forth a summary of life premium revenues and annuity considerations on first year and renewal basis for the last three years ended December 31, 1995, as determined in accordance with statutory accounting principles ("SAP"). These amounts differ from the premiums reported in the accompanying consolidated statement of operations, since under GAAP, the annuity and universal life insurance policies are reported under the retrospective deposit method prescribed by Statement 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sales of Investments". (See Note 2e of Notes to Consolidated Financial Statements for further information).



                                                        Year Ended December 31,
                                            -------------------------------------------
                                               1993(1)          1994             1995
                                            -----------      ----------      ----------
                                       (Amounts in accordance with statutory accounting principles)
Life Insurance
 Premium received,
   policies written in current year .....   $   817,392     $ 1,912,569     $ 6,141,040
 Premium received,
  policies written prior years ..........     5,662,282       9,385,947       9,668,592
                                             ----------     -----------     -----------
Total Life Premium..... .................     6,479,674      11,298,516      15,809,632
                                            -----------     -----------     -----------
Annuities
 Consideration received,
   policies written in current year .....    12,523,756       7,886,462      13,377,924
 Consideration received,
   policies written in prior years ......       480,479         517,534         364,145
                                            -----------    -----------      -----------

Total Annuity Consideration .............    13,004,235       8,403,996      13,742,069
                                            -----------      ----------      ----------

Total Consideration and Premium .........   $19,483,909     $19,702,512     $29,551,701
                                            ===========     ===========     ===========

- - ------------------------

     (1) The 1993 figures include the premium revenues of American Pioneer from May 26, 1993, the date of its acquisition.

     The following table presents information with respect to the Company's policies in force and experience in terms of numbers of policies issued, and reduced for surrenders, lapses or deaths for annuity and life insurance:


                                        1993                1994               1995
                                       ------              ------             -----
Life Insurance Policies
In force, beginning of year .........   3,448              22,191             24,820
Acquired with American Pioneer ......  18,461                --                  --
Issued during year ..................     617               5,175              4,934
Lapsed or surrendered during year ...    (323)             (2,353)            (2,874)
Deaths during year ..................     (12)               (193)              (238)
                                       ------              ------             ------

In force, end of year ...............  22,191              24,820             26,642
                                       ======              ======             ======

Annuity Policies
In force, beginning of year .........   2,077               4,041              4,090
Acquired with American Pioneer ......   1,616                  --                --
Issued during year ..................     479                 494              1,956
Surrendered during year .............    (123)               (445)              (609)
Deaths during year ..................      (8)                 --                --
                                       ------              ------

In force, end of year ...............   4,041               4,090              5,437
                                       ======              ======             ======

     Accident & Health Insurance

     The Company's accident & health insurance products are sold on both individual and group bases. The individual products currently marketed include Medicare supplement, hospital indemnity, home health care, long term care and major medical and hospital. The group products offered are dental insurance issued by American Pioneer, and New York State Disability Insurance ("DBL") by American Progressive. Much of the Company's accident & health insurance is written as coverages which do not pay hospital or medical expenses, but rather provide cash indemnity or income replacement. These coverages are referred to by the Company as "supplemental" accident & health policies and are not to be confused with Medicare supplement policies.

     The Medicare supplement policies offered by both Insurance Subsidiaries are on plans A, B, C and F and are underwritten on a simplified issue basis, except that the policies sold in New York are on a guaranteed issue basis, subject to the community rating laws of that state. See "Regulation--Health Care Reform".

     Hospital indemnity policies are offered by American Progressive, on a guaranteed issue basis for ages over 59, and pay benefits up to $150 per day for hospitalization, with a maximum benefit period for any one cause of illness of 365 days.

     Major medical and hospital policies are sold by American Pioneer under intensive underwriting guidelines. These policies have deductibles on a per confinement basis ranging from $300 to $5,000, as to major hospital, and $150 to $10,000 as to major medical. Reinsurance is currently in place which limits the Company's exposure on major medical and major hospital insurance to $15,000 on each insured per year.

     Group dental insurance is sold by American Pioneer under an indemnity plan, which pays a stated percentage of the dentist's charges up to an annual maximum of $2,000, and under a scheduled plan, which pays amounts specified in the policy up to an annual maximum limit of $1,000. These products allow the insured a free choice of dentists.

     The disability insurance sold by the Company includes both the DBL sold by American Progressive, pursuant to the New York Workers Compensation Law that requires covered employers to provide employees with insurance to replace a portion of income lost through non-work related disability for up to 26 weeks, and individual long-term disability insurance sold by American Pioneer with benefit provisions of up to five years. The rates charged for DBL coverage are set by the Company, based on the size, composition and claims history of the group. The individual policies are underwritten based on the medical history of the applicant.

     Effective January 1, 1994, American Progressive entered into a pooling agreement through National Accident Insurance Underwriters ("NAIU"), an unaffiliated agency, to underwrite travel accident insurance policies. See "Reinsurance - Accident Insurance Pool" below.

         In addition to the health products described above, the Insurance Subsidiaries have various other accident & health ("A&H") coverages in force. The following table shows the Company's accident & health insurance in force premiums as of December 31, 1993 and 1994 and 1995:

                                              As of December 31,
                                 -----------------------------------------------
                                    1993             1994                1995
                                 ---------       -----------         -----------
ccident & Health Business

Senior Market Accident &
    Health

   Medicare Supplement         $   647,369       $ 1,230,212         $ 2,739,649
   Hospital Indemnity              878,011         1,985,974           2,587,584
                               -----------       -----------         -----------

  Total Senior Market A & H      1,525,380         3,216,186           5,327,233
                               -----------       -----------         -----------

Specialty Group Accident &
    Health

    Dental                       4,616,243         4,031,250           5,395,048
    DBL                          3,162,560         3,693,297           4,851,218
    NAIU Accident Pool                  --         9,000,000           8,250,000
                               -----------       -----------         -----------
 Total Specialty Group A&H       7,778,803        16,724,547          18,496,266
                                ----------       -----------          ----------

Other Accident & Health

    Major Medical                8,200,659         5,218,980           4,982,486
    Major Hospital               3,637,775         3,512,074           3,255,012
    Blanket Accident             1,754,332         3,028,001           2,337,376
    Supplemental Medical         3,839,290         3,848,669           2,032,390
    Other Supplemental           1,536,080         2,635,345           2,151,332
                                ----------       -----------         -----------

  Total Other A & H             18,968,136        18,243,069          14,758,596
                                ----------       -----------         -----------

  Grand Total                  $28,272,319       $38,183,802         $38,582,095
                               ===========       ===========         ===========


     The following table sets forth a summary of accident & health premium revenues for the last three years ended December 31, 1995:

                                                Year Ended December 31,
                                     -------------------------------------------
                                       1993(1)         1994             1995
                                     ------------   -----------      -----------

Accident & Health Insurance
Premium received, policies
  written in current year             $ 3,264,587   $ 5,218,749      $ 5,982,178
Premium received, policies
  written in prior year                10,206,261    22,016,287       22,313,927
                                     ------------   -----------      -----------

Total Accident & Health Premium      $13,470,848    $27,235,036      $28,296,105
                                     ===========    ===========      ===========
- - ----------------------

(1) The 1993 figures include the premium revenues of American Pioneer from May 26, 1993, the date of its acquisition.

MARKETING AND DISTRIBUTION

     Historically, the Insurance Subsidiaries have sold their products through traditional independent marketing organizations, general agents and producers. The Company has adopted a strategy of seeking to structure arrangements with marketing organizations, licensed as general agents, that sell particular products and programs meeting particular market niches or needs. One such arrangement, with an organization that focuses on individual sales of deposit-term life insurance policies to moderate income buyers, produced 8.8% of the Company's individual life insurance sales in 1995. Another such arrangement with an organization that focuses on individual sales of interest sensitive whole life insurance policies through single or multi-year premium payments to middle age and senior age buyers produced 51.8% of the Company's individual life insurance sales in 1995. An arrangement with a marketing organization in one state, which primarily sells Blue Cross -- Blue Shield health insurance, accounted for almost all of the Company's group life sales in the same period. Other arrangements with several agencies in upstate New York which primarily sell health insurance though independent agents, accounted for 86.9% of the Company's sales of Medicare supplement and hospital indemnity coverage in the same period. Additional arrangements for specialized products and markets are being actively pursued, but no assurance can be given that any such products or markets will be found, or that they can be profitably developed.

     The Insurance subsidiaries have more than 1,200 general agents and more than 2,600 producers under contract, most of whom also sell similar products for other companies. In 1995, no general agent produced as much as 5% of the Company's accident & health insurance premiums or life insurance premiums and only one general agent produced more than 5% of the Company's annuity premiums (33%). The agents, general agents and producers are paid purely on a commission basis and are not Company employees. In this marketing area, the Company believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. In particular, the Company believes that it provides a higher level of agent support and is more responsive to its agents in the field than many larger organizations with which it competes. Compensation of the Company's agents on certain products is regulated by the various state Departments of Insurance.

     The Company, through the Insurance Subsidiaries, is licensed to market its products in 45 states and in the District of Columbia. However, approximately 77% of its 1995 premium and annuity considerations came from the states of New York, Florida, North Carolina, Alabama and Georgia.

COMPETITION

     The Company competes with other insurance and financial services companies, including large multi-line organizations, both in connection with the sale of insurance and asset accumulation products and in acquiring blocks of business. Many of these organizations have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings. In addition, it has become increasingly difficult for small companies to compete effectively with their larger competitors for traditional life and annuity sales in part as a result of heightened consumer and agent awareness of the financial size of companies.

     The Company has met, and seeks to continue to meet, these competitive pressures by offering a high level of service and accessibility to its field force and by developing specialized products and marketing approaches which enable it to sell products for which, or in markets in which, it faces less competition.

RATINGS

     American Pioneer and American Progressive have been designated "B+(Very
Good)" and "B(Adequate)" respectively, by A.M. Best. In evaluating a company's financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. According to A.M. Best's published material, a "B+" or "B" rating is assigned to companies which, in its opinion, have achieved very good (B+) or adequate (B) overall performance when compared to the standards it has established. Such companies have a good (B+) or adequate (B) ability to meet their obligations to policyholders, but, as to "B", their financial strength may be susceptible to unfavorable changes in underwriting or economic conditions. American Pioneer and American Progressive are rated "BBBq" and "Bq", respectively by Standard and Poors, which means that, based on their publicly available information, they are currently able to meet policyholder obligations, but, as to "Bq", such ability is especially vulnerable to adverse economic and underwriting conditions. The Insurance Subsidiaries are not currently rated by the Duff and Phelps or Moody's rating organizations. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on the Company's business, management believes that the marketing strategy described above has enabled, and will continue to enable, the Insurance Subsidiaries to compete effectively.

UNDERWRITING PROCEDURES

     Premiums charged on insurance products are based, in part, on assumptions about the expected mortality and morbidity experience. In that regard, the Company has adopted and follows detailed uniform underwriting procedures designed to assess and quantify certain insurance risks before issuing individual life insurance and certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and the Company's prior underwriting experience. To implement the procedures, each Insurance Subsidiary employs an experienced professional underwriting staff.

     Applications for insurance to be underwritten are reviewed to determine if any additional information is required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for, issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions for a period of time or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits a single application for coverage typically containing only a few health related questions instead of a complete medical history. In New York and other states, certain of the Company's products, including Medicare supplement, are subject to "Community Rating" laws which severely limit or prevent underwriting of individual applications. See "Regulation--Health Care Reform".

     Acquired Immune Deficiency Syndrome ("AIDS"), which has received wide publicity because of its serious public health implications, presents special concerns to the life and health insurance industry. The Company considers AIDS information in underwriting and pricing decisions in accordance with applicable laws. Applicants for life insurance coverage equal to or exceeding $100,000, for major medical and major medical coverages must submit to a blood or urine test, which includes AIDS antibody screening. The Company's own mortality and morbidity experience reflects no unduly adverse impact as a result of any acceleration of AIDS-related life insurance claims. The Company is continuing to monitor developments in this area but is necessarily unable to predict the long-term impact of this problem on the life insurance industry, in general, or on the Company, in particular.

INVESTMENTS

     The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, which laws prescribe the nature, quality of and limitations on various types of investments which may be made. Current policy is to invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's) or "BBB-" (Standard & Poors) or better. However, the Company does own some investments that are rated "BB" or not rated (4.4% of total fixed maturities as of both December 31, 1994 and 1995, respectively). As of December 31, 1995, one of the Company's investments with a carrying value of $243,750 was in default. In November, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allows enterprises to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications between the investment accounts. This one-time reassessment had to be made prior to December 31, 1995 and be appropriately disclosed in the financial statements. In December, 1995, the Company did reassess the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723. The Company currently engages the services of two unrelated investment advisors, Conseco Capital Asset Management and Gibraltar Investment Management, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

     The following table summarizes the Company's investment portfolio as of December 31, 1994 and 1995:

                              INVESTMENT PORTFOLIO

                                                     December 31, 1994                  December 31, 1995
                                                 --------------------------         --------------------------
                                                                  Percent of                        Percent of
                                                                     Total                            Total
                                                 Carrying          Carrying         Carrying         Carrying
                                                   Value             Value            Value           Value
                                                ----------        ----------        --------       -----------
Fixed Maturity Securities(1):
   U.S. Government and
   Government agencies..................      $ 19,033,096           15.17%         19,789,608         14.59%
   Mortgage-backed......................        26,319,165           20.97%         22,114,810         16.31%
   Investment grade corporates..........        52,401,285           41.76%         69,431,937         51.20%
   Non-investment grade corporates......         4,446,205            3.54%          5,092,566          3.76%
                                                ----------           ------        -----------         ------
   Total fixed maturity securities......       102,199,751           81.44%        116,428,921         85.86%
   Cash and cash equivalents............        16,420,763           13.09%         12,289,801          9.06%

Other Investments:
   Real property tax liens..............           175,675            0.14%            178,908          0.13%
   Policy loans.........................         5,510,141            4.39%          5,622,136          4.15%
   Mortgage loans.......................         1,147,409            0.91%          1,067,605          0.79%
   Equity securities....................            33,502            0.03%             15,297          0.01%
                                              ------------            -----      -------------        -------
 Total invested assets..................      $125,487,241          100.00%       $135,602,668        100.00%
                                              ============          =======       ============        =======
- - --------------------

(1) Fixed maturity securities held to maturity are generally stated at amortized cost, adjusted for impairments in value, while those available for sale are carried at fair value. As of December 31, 1995, all of the fixed maturity securities were classified as available for sale. Total fair values of fixed maturity securities as of December 31, 1994 and 1995 were approximately $97,301,312 and $116,428,921, respectively.

     The following table shows the distribution of the contractual maturities of the Company's portfolio of fixed maturity securities by carrying value as of December 31, 1995. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

               CONTRACTUAL MATURITIES OF FIXED MATURITY SECURITIES

                                                           Percent of
                                       Carrying           Total Fixed
Available for Sale                      Value             Maturities
- - ------------------                   -----------          ----------
Due in 1 year or less.........       $ 7,368,357             6.33%

Due after 1 year through 5
  years.......................        22,635,059            19.44%

Due after 5 years through 10
  years.......................        30,621,545            26.30%

Due after 10 years............        25,857,334            22.21%

Mortgage-backed Securities....        29,946,625            25.72%
                                    ------------           -------
                                    $116,428,921           100.00%
                                    ============           =======

         The following table shows the distribution by carrying value of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, along with related estimated fair values, as of December 31, 1994 and 1995:

               DISTRIBUTION OF FIXED MATURITY SECURITIES BY RATING

                                        December 31, 1994                                December 31, 1995
                         ---------------------------------------------      --------------------------------------------
                                               % of                                             % of
                                              Total                                            Total
Standard &                                    Fixed                                            Fixed
Poors'                       Carrying        Invest-         Estimated        Carrying        Invest-         Estimated
Rating                       Value           ments          Fair Value          Value          ments         Fair Value
- - ------                   ------------      ---------        ----------      ------------       ------        -----------
AAA                      $ 42,026,455         41.12%       $39,942,359      $ 42,209,501       36.26%      $ 42,209,501
AA                          4,379,125          4.28%         4,092,235        10,606,356        9.11%        10,606,356
A                          25,556,952         25.01%        24,438,544        21,904,044       18.81%        21,904,044
BBB                        25,791,014         25.24%        24,413,197        36,616,454       31.45%        36,616,454
BB                          3,933,850          3.85%         3,802,622         4,848,816        4.16%         4,848,816
D                                --             --                --             243,750        0.21%           243,750

Not Rated                     512,355          0.50%           512,355              --           --                --
                         ------------        -------       -----------      ------------      -------      ------------
Total                    $102,199,751        100.00%       $97,201,312      $116,428,921      100.00%      $116,428,921
                         ============        =======       ===========      ============      =======      ============

     At both December 31, 1994 and 1995, 95.6%, of the Company's investments were investment grade corporate fixed maturity securities (i.e., those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service). At December 31, 1994 and 1995, these investment grade securities included approximately $33,764,800 and $29,946,626, respectively, of collateralized mortgage obligations secured by residential mortgages. These amounts represented approximately 33% and 26% of the Company's fixed maturity portfolio at December 31, 1994 and 1995, respectively. Certain classes of mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates then available. As a result, holders of mortgage-backed securities may receive higher prepayments on their investments which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage-backed securities. At December 31, 1994 and 1995, less than investment grade fixed maturity securities had aggregate carrying values of $4,446,205 and $5,092,566 respectively, and aggregate market values of $4,314,977 and $5,092,566 respectively, amounting to 3.5% and 3.8% respectively, of total investments and 2.7% and 2.8% respectively, of total assets. The Company's holdings of less than investment grade corporate fixed maturity securities are diversified and the investment in any one such security at both December 31, 1994 and 1995 was less than $1,000,000, which was approximately 0.6% of total assets. The Company wrote down the value of certain securities by $200,000 in 1993 and $195,000 in 1995, which was included in realized gains on investments in the consolidated statements of operations. The Company did not write down the value of any securities during 1994.

     Between 1992 and 1994, the Company acquired real property municipal tax lien certificates for its own account and for resale through an origination agreement with Salomon Brothers Realty Corp. Tax lien certificates represent delinquent real property tax obligations to local governments and are senior in priority to all mortgages and other encumbrances on real estate. The certificates carry penalties and interest which must be paid to redeem the certificate and to prevent foreclosure. On December 17, 1994, the Company sold 96% of its portfolio of real property municipal tax lien certificates to an unrelated third party for a cash payment equal to their cost, plus accrued interest and penalties, plus $140,000. The Company does not presently intend to purchase additional tax certificates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INVESTMENT INCOME

     Investment income is an important part of the Company's total revenues and profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Accounting Pronouncements" for comments on the impact of changing interest rates. The following table shows the investment results of the Company's total invested asset portfolio, for the last three years ended December 31, 1995:

                               INVESTMENT RESULTS

                                             Years ended December 31,
                                   -----------------------------------------
                                   1993              1994               1995
                                   ----              ----               ----
Total invested assets,
  end of period..............  $123,038,000      $125,487,241      $135,602,668
Net investment income
  before interest credited
  to policyholders...........  $  7,974,936      $  9,238,789      $  8,945,280
Yield on average cash
  and investments............          7.83%             7.48%             6.97%
Net realized investment
  gains .....................      $675,529           $41,568          $673,868

RESERVES

         In accordance with applicable insurance regulations, the Company has established, and carries as liabilities in its statutory financial statements, actuarially determined reserves that are calculated to satisfy its policy and contract obligations. Reserves, together with premiums to be received on outstanding policies and contracts and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates. Reserves maintained also include unearned premiums, premium deposits, reserves for claims that have been reported but are not yet paid, reserves for claims that have been incurred but have not yet been reported and claims in the process of settlement.

         The reserves reflected in the Company's consolidated financial statements are calculated in accordance with GAAP. These reserves are based upon the Company's best estimates of mortality and morbidity, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation. The Company uses the net level premium method for all non-interest sensitive products and the retrospective deposit method for interest sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

REINSURANCE

     Ceded

     Consistent with the general practice of the life insurance industry, the Company reinsures portions of the coverage provided by its life insurance products to unaffiliated insurance companies under various reinsurance agreements. Such agreements allow the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and to continue writing a larger volume of new business. Such reinsurance agreements generally provide for allowance for first year expenses in excess of the actual amount of expenses, resulting in a profit to the Company. The mortality risk retention limit on each policy varies generally between $25,000 and $75,000. The Company cedes insurance primarily on an "automatic" basis, the Company receives allowances from its reinsurers ranging from 100% to 142% of the reinsurers' premium in the first policy year and at varying rates of up to 40% in renewal years. Reinsurance is not maintained on any of the annuity policies in force.

     The Company has "excess of loss" reinsurance agreements with unaffiliated insurance companies on its accident & health insurance policies to reduce the liability on individual risks to $60,000 at American Pioneer and $200,000 at American Progressive. As of June 30, 1995, the Company effected a "quota share" reinsurance agreement with an unaffiliated reinsurer (rated A+ by A.M. Best) to cede 75% of the remaining $60,000 of individual accident & health insurance risk at American Pioneer. The Company received a ceding commission of $862,000, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue and will be recognized as income over the expected life of the reinsured business. Approximately $80,000 of such deferred revenue was recognized as income during 1995 and the remaining deferral is expected to amortize over the next year. In addition, the Company has a quota share agreement on its Accidental Death and Dismemberment policies under which the reinsurer receives 90% of all premiums and pays 90% of all losses and the Company receives allowances ranging from 20%-30% of the ceded premium. American Pioneer also reinsures all of the risk in excess of two years of benefits on certain disability income policies.

     As of June 30, 1993, the Company effected a "quota share" reinsurance agreement with an unaffiliated reinsurer (rated A+ by A.M. Best) to cede 90% of certain ordinary life insurance. Approximately $3,700,000 of reserves were ceded with annual premiums in force amounting to approximately $1,500,000. The Company received a ceding commission of $1,665,000, $680,000 of which was offset by amortization of the present value of future profits asset related to this business. The remaining $985,000 was recorded as deferred revenue and will be recognized as income over the expected life of the reinsured business. Approximately $120,000, $220,000 and $165,000 of such deferred revenue was recognized as income during 1993, 1994 and 1995, respectively.

     The Company is contingently liable to pay claims in the unlikely event that a reinsurer fails to meet its obligations under the reinsurance agreement. The Company's primary reinsurers are currently rated A+ (Superior) and A (Excellent) by A.M. Best. To the Company's knowledge, no reinsurer of business ceded by the Company has been unable to pay any policy claims on any reinsured business. The reinsurance agreements are subject to cancellation on 90 days' notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. Management believes that if its reinsurance agreements were canceled it would be able to obtain other reinsurance arrangements on satisfactory terms to enable it to continue writing new business.

     Assumed

     As part of its strategy of acquiring blocks of business, the Company has acquired several blocks of business through reinsurance.

     American Progressive participates in a modified coinsurance agreement with an unaffiliated insurer under an agreement entered into in 1986. The business assumed consists of non-participating premium-paying Whole Life and increasing premium Whole Life policies. At December 31, 1995, premiums in force ceded to American Progressive under this arrangement were approximately $400,000, the amount of insurance in force was approximately $27.3 million and the reserves assumed were approximately $4.5 million.

     In 1994, the Company assumed 100% of the risk and premium on certain accident & health insurance policies written by three insurers not affiliated with the Company: North American Company for Life and Health Insurance, North American Company for Life and Health Insurance of New York and Baptist Life Insurance Company of New York. At December 31, 1995, the premium in force on these policies was approximately $1 million and the associated reserves were approximately $900,000.

     Accident Insurance Pool

     Effective January 1, 1994, American Progressive entered into a pooling agreement through National Accident Insurance Underwriters, an unaffiliated agency, and two unaffiliated insurers, General American Life Insurance Company and Heritage Life Insurance Company, to underwrite travel accident insurance policies. A third unaffiliated company, Westward Life Insurance Company, joined the pool as of July 1, 1994. On December 31, 1994, General American Life Insurance Company withdrew from the pool and on January 1, 1995, Trustmark Insurance Company entered the pool. On December 31, 1995, Heritage Life Insurance Company withdrew from the pool and on January 1, 1996 Home Life Financial Assurance Corporation entered the pool. Under the terms of the pooling agreement, a portion of each risk is reinsured to companies outside the pool. American Progressive will issue policies on insureds located in New York State when required policy forms are approved, reinsuring a portion of the pool's retention to each of the other carriers and assumes its portion of the pool's retention on polices written by the other participants. As of December 31, 1994 and 1995, respectively, American Progressive had approximately $9 million and $8 million, respectively in premiums in force under this arrangement, all of which was assumed from the other pool participants.

WORLDNET

     Acquisitions

     In January 1992, WorldNet, a newly-formed subsidiary, acquired certain assets and the client base of a firm that provided managed care, travelers' medical assistance and claims administration to insurance companies (foreign and domestic) and affinity groups, including credit card companies.

     On April 1, 1994, WorldNet acquired certain assets of Health Assistance for Travelers, Inc. ("HAT") (a subsidiary of Ontario Blue Cross of Canada ("OBC")) and an affiliated corporation for Can. $625,000 (approximately U.S. $470,000), payable over five years. WorldNet also executed an agreement with HAT and OBC by which WorldNet agreed to perform HAT's obligations under certain service contracts between HAT and OBC, and other insurers. The assets acquired included HAT's office in Miami Beach, Florida. In July 1994, the WorldNet facility in Texas was closed and its functions and some of its personnel were transferred to the Miami Beach facility acquired from HAT.

     In 1995, substantially all of the assets of OBC (including the shares of OBC's subsidiary HAT) was acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1995. At the same time, the Company wrote off corresponding assets, including the value of the service agreement, which assets amounted to approximately $170,000. The resulting net income from this transaction was approximately $200,000 and will be reflected in the Company's financial statements for the first quarter of 1996.

     General

     WorldNet is a fee-based company whose primary services are to provide medical managed care and assistance to people traveling away from their homes. These, and other related services, are sold by WorldNet to insurance companies (for their insureds), credit card companies (for their card members) and associations (for their members).

     International Managed Care

     WorldNet has achieved a significant portion of its revenue from the sale of managed care, cost containment and claims adjudication services to foreign (to date, primarily Canadian) insurers for their insureds while they are in the United States. During 1995, the Company canceled certain unprofitable contracts, which contracts had revenues of approximately $1,000,000 in 1994. WorldNet arranges access to appropriate medical care, manages the care and cost while the case is in process and often arranges evacuation to the country of origin.

     WorldNet also provides complete claims adjudication services including coordination of benefits, subrogation and audits. The clients who use WorldNet's managed care services include a number of large insurers in Canada and Europe.

     Travel Assistance and Related Claims Adjudication

     WorldNet's travel assistance product is sold as an enhancement for its clients' cardholders, policyholders and members. The service provides 24-hour telephone access to assistance for medical, legal and other problems that arise especially while away from home. Related to this function, WorldNet also provides claims adjudication for travel-related insurance products such as baggage, collision damage waiver and trip-cancellations. WorldNet services three large credit card issuers in the United States and Canada and numerous domestic and foreign insurers for travel assistance and related enhancement programs.

     Operations

     WorldNet operates a 24-hour multi-lingual communications center, which was moved from Dallas, Texas to Miami, Florida in July 1994. This center is staffed by managed care and assistance specialists. The company has developed proprietary software applications that have been customized for its market.

     Revenues

     WorldNet's revenues for years ended December 31, 1993, 1994 and 1995 were as follows:


                                             Year ended December 31,
                                  ----------------------------------------------
                                     1993              1994              1995
                                  ----------       -----------        ----------
Travel and other assistance.      $1,421,219        $1,256,480        $  971,103
Managed care and claims
  adjudication..............         967,101         2,812,519         2,099,438
                                  ----------       -----------        ----------

                                  $2,388,320        $4,068,999        $3,070,541
                                  ==========        ==========        ==========

     Marketing

     WorldNet's services are marketed by direct contact from its staff to travel insurance underwriters and brokers in the U.S. and abroad. WorldNet will continue to focus its marketing efforts toward international insurance companies that need access to managed care and cost containment techniques for their insureds traveling in the U.S.

     Competition

     WorldNet has a number of domestic and foreign competitors. Most of the competitors are owned by very large insurance organizations with greater financial resources than WorldNet. WorldNet seeks to meet this competition by emphasizing its high quality of service and the use of managed care and cost containment techniques.

REGULATION

     General

     The Insurance Subsidiaries, like other insurance companies, are subject to the laws, regulations and supervision of the states in which they are domiciled (New York in the case of American Progressive and Florida in the case of American Pioneer) and in various other states in which they are authorized to transact business. The purpose of such laws and regulations is primarily to provide safeguards for policyholders rather than to protect the interest of shareholders.

     The insurance laws regulate, among other things, capitalization, permissible investments, premium rates on statutory disability insurance and other health insurance policy forms, the form and content of policies which may be offered, specified methods of accounting (statutory accounting or SAP) for detailed financial statements submitted to the various Insurance Departments and minimum capital and surplus required to continue in operation.

     Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. Additional requirements are often imposed as a condition of approval of the acquisition of an insurance company, as occurred in the case of the Company's acquisition of both American Pioneer and American Progressive. The nature and extent of the legislation and administrative regulations now in effect vary from state to state and most states require administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, and require the filing of detailed information regarding the acquiring parties and the plan of acquisition. The approval of the domiciliary insurance department is also required before a controlling interest (10% as to New York, 5% as to Florida) of an insurance company, or of a holding company which owns such an insurance company, can be acquired or transferred. Every insurance company which is authorized to do business in the state and is a member of an "insurance holding company system" is generally required to register as such with the insurance regulatory authorities and file periodic reports concerning its relationships with the insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions.

     Each Insurance Subsidiary is required to file detailed reports with the insurance department of each state in which it is licensed to conduct business, and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, the Insurance Subsidiaries are examined periodically by examiners of New York and Florida and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. American Progressive was examined in 1992 for the three years ended December 31, 1991 by the New York State Insurance Department and is currently under examination for the three years ended December 31, 1994. American Pioneer was examined in 1993 for the year ended December 31, 1992 by the Florida Insurance Department. The Company has complied with all recommendations made on such reports, and no issues were raised which the Company deems to be material.

     Many states require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1994 and 1995, securities totaling $5,852,000 and $6,468,000, respectively (approximately 4.7% and 4.8 %, respectively, of the carrying value of the Company's invested assets), were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards established by the particular state.

     Insurance Regulatory Changes

     The NAIC and state insurance regulators have recently become involved in a process of re-examining existing laws and regulations and their application to insurance companies. This re-examination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of nonstatutory guidelines, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state regulation on the operations of the Company.

     The statutory filings of American Progressive and American Pioneer require classifications of investments and, since the annual statements required to be filed for the year ended December 31, 1992, have required the maintenance of an asset valuation reserve ("AVR") account and have required that investment gains and losses resulting from changes in interest rate levels be deferred and taken into income over a period of years through a new interest maintenance reserve ("IMR").

         The AVR and IMR of the Insurance Subsidiaries as of December 31, 1994 and 1995 were:

                                      December 31, 1994     December 31, 1995
                                      -----------------     -----------------
American Progressive
  AVR .............................      $ 715,207              $ 523,893
  IMR .............................      $ 146,582              $ 442,394

American Pioneer
  AVR .............................      $ 589,205              $ 618,676
  IMR .............................      $(428,102)(1)          $(101,777)(1)

(1) For statutory accounting purposes, a negative IMR is treated as a non-admitted asset.

     New York State enacted legislation in 1992 that requires all health insurance sold to individuals and groups with less than 50 employees, to be offered on an open enrollment and community rated basis effective April 1, 1993. Such insurance may continue to be sold to groups with more than 50 employees on an underwriting basis, with premiums set to reflect expected or actual expenses. This new law prohibits the use of individual underwriting techniques and health insurers must accept all who apply regardless of medical condition. In addition, the community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and will require that the same average rates be used for all persons with the same policy residing in the same location. The Medicare supplement actively marketed by American Progressive in New York State and certain of its in force business is subject to the community rating rules. If similar legislation were enacted in other states, principally Florida, in which the Company writes substantial amounts of medically underwritten health insurance, the Company might reduce the amount of such coverage written or cease offering it entirely.

     Dividend and Distribution Restrictions

     Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $8,169,000 as of December 31, 1994 and $9,025,000 at December 31, 1995.

     Under current Florida State insurance law, a life insurer may pay a dividend or make a distribution without the prior written approval of the department when:

          (a) the dividend is paid from that portion of the accumulated and available surplus of the Company as is derived from the net operating profits of its business and its net realized capital gains;

          (b) the dividend is equal to or less than the greater of (i) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains; or (ii) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year;

          (c) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and

          (d) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution.

American Pioneer has the present capacity to pay dividends of approximately $1,700,000 during the year ending December 31, 1996. Dividends of $1,000,000 and $500,000 were paid by American Pioneer to American Progressive in 1994 and 1995, respectively.

     Risk-Based Capital Requirements

     Effective December 31, 1993, the NAIC adopted new risk-based capital ("RBC") requirements, which have also been adopted in New York and Florida. These are intended to provide for a measurement of statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. As of December 31, 1994 and 1995, American Progressive's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 351% and 334% of the Authorized Control Level, respectively. As of December 31, 1994 and 1995, American Pioneer's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 658% and 756% of the Authorized Control Level, respectively.

         Guaranty Association Assessments

     All states require insurance companies to participate in guaranty associations designed to cover claims against insolvent insurers. The incurrence and amount of such assessments have increased in recent years and are generally expected to increase further in future years. American Progressive and American Pioneer were assessed and paid approximately $20,000 and $55,000, respectively, in 1994 and $12,000 and $152,000, respectively, in 1995. The likelihood and amount of any other future assessments are now unknown and are beyond the control of the Company.

     Health Care Reform

     From time to time numerous proposals have been introduced in Congress and the state legislatures to reform the current health care system. Proposals have included, among other things, employer-based insurance systems, subsidized premiums for lower income people, "managed competition" among health plans, programs to regulate policy availability and affordability and public and private programs. Changes in health care policy could significantly affect the Company's health insurance business.

     Whether or not Congress passes any of these measures in the foreseeable future, it is likely that these items will reappear on the legislative agenda in the future. Reform proposals also could involve standardization of major medical or long-term care coverages, impose mandated or target loss ratios or rate regulation, require the use of community rating or other means that limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase or decrease the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in the Company's Medicare Supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have an adverse effect on the Company's business. The Company is unable to predict what changes to the country's health care system will be enacted, if any, or their effects on the Company's business. See "Regulation".

     New York State enacted legislation in 1992 that requires all health insurance sold to individuals and groups with less than 50 employees, to be offered on an open enrollment and community rated basis effective April 1, 1993. This legislation has had a limited effect on the Company's business, primarily on the Medicare supplement and senior hospital cash business being written by American Progressive, as well as a limited amount of its other in force medical insurance. The adoption of similar legislation in certain other states, particularly where the Company writes or has in force major medical insurance in the issuance of which the Company relies upon medical underwriting, could have an adverse effect and could require the Company to curtail or eliminate the writing of such business. See "Business--Products--Accident & Health Insurance" and "Regulation".

     Other Possible Changes in Legislation

     Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company's business.

     The statutory disability benefits insurance ("DBL") sold by American Progressive is mandatory pursuant to Article 9 of the New York Workers Compensation Law. This benefit has been reviewed by the New York State Legislature on several occasions since its adoption and the benefits provided under such statute have been increased. If future laws reduce the requirement for employers to provide this type of insurance, such laws might have an adverse effect on the Company's writing of DBL business. However, the Company is not aware that any such legislation is being actively considered by the New York State Legislature at this time. See "Business--Products--Accident & Health Insurance".

     Another important portion of the Company's insurance business is the sale of deferred annuities and certain life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to federal income tax increases in the value of an annuity or life insurance contract until some form of distribution is made from the contract. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance which, if enacted, might have an adverse effect on the ability of the Company to sell the affected products in the future. The Company is not aware that Congress is actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life insurance; however, it is possible that the tax treatment of annuities or life insurance could change by legislation or other means (for example, by Internal Revenue Service regulations or judicial decisions).

     Certain changes in insurance and tax laws and regulations could have a material adverse effect on the operations of insurance companies. Specific regulatory developments which could have a material adverse effect on the operation of the insurance industry include, but are not limited to, the potential repeal of the McCarran-Ferguson Act (which exempts insurance companies from a variety of federal regulatory requirements), and adoption of laws, such as those already in force in New York, limiting an insurer's ability to medically underwrite and rate health insurance policies or to exclude pre-existing conditions from coverage. In addition, the administration of such regulations is vested in state agencies which have broad powers and are concerned primarily with the protection of policyholders.

FEDERAL INCOME TAXATION OF THE COMPANY

     The Company files a consolidated return for federal income tax purposes, in which the Insurance Subsidiaries are not currently permitted to be included. At December 31, 1995 the Company (exclusive of the Insurance Subsidiaries) had a net operating tax loss carryforwards of approximately $5,900,000 which expire in the years 1996 to 2009.

     The Insurance Subsidiaries filed a separate consolidated federal income tax return in which they are taxed as life insurance companies as provided in the Tax Code. The Omnibus Budget Reconciliation Act of 1990 amended the Tax Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in the Company's financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of the Insurance Subsidiaries' net operating loss carryforwards, there was no increase in the Company's current income tax provision for the three years ended December 31, 1995 due to this change.

     At December 31, 1995 American Progressive had net operating tax loss carryforwards of approximately $6,400,000, which expire in the years 2002 to 2007. As a result of changes in ownership of the Company in 1988, use of the loss carryforwards of American Progressive were subject to annual limitations during the 1988 to 1994 tax years.

     At December 31, 1995 American Pioneer had net operating tax loss carryforwards, all incurred prior to its acquisition by the Company, of approximately $1,800,000 which expire in the years 1997 to 2004 and capital loss carryforwards of approximately $300,000, which expire in 1997. As a result of changes in ownership of American Pioneer in May 1993, use of all the loss carryforwards of American Pioneer are subject to annual limitations of approximately $390,000.

EMPLOYEES

     At December 31, 1995, the Company employed approximately 175 employees, none of whom is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND OFFICERS OF THE SUBSIDIARIES

     The following table sets forth certain information concerning the Directors and Officers of the Company and the Officers of the subsidiaries:



                                                               Position with the Company,
                                                       Present Principal Occupation or Employment
Name                                   Age               and Past Five-Year Employment History
- - ----                                   ---             -------------------------------------------

Richard A. Barasch .................   42         Director, President and Chief Executive Officer of the Company;
                                                  Director and President of American Progressive; and Chairman of
                                                  the Board of American Pioneer and WorldNet.  Mr. Barasch has
                                                  been a director and executive officer of the Company since July
                                                  1988, President since April 1991 and Chief Executive Officer since
                                                  June 15, 1995.  He has held his positions with the Company's subsidiaries since their acquisition or organization by the Company.
                                                  Term as a Director expires in 1997.

Marvin Barasch ....................    73         Chairman of the Board of the Company and Vice-Chairman of
                                                  American Progressive (and its predecessor, John Adams) since July
                                                  1988, and a director of American Pioneer since May 1993.  Mr.
                                                  Barasch was Chief Executive Officer of the Company from July
                                                  1988 to June 15, 1995.  He has been in the insurance business as an agent and broker for over 40 years.  Term as a Director expires in
                                                  1998.


Robert A. Waegelein, C.P.A. .......    35         Senior Vice President and Chief Financial Officer of the Company
                                                  (since October 1990) and of the Company's subsidiaries since they were acquired or organized. Mr. Waegelein, a certified public accountant, was  employed by KPMG Peat Marwick LLP, the Company's independent public accountants, in  positions of increasing responsibility from June 1982 to October 1990, finally serving as Senior Manager.

Gary W. Bryant, C.P.A. ............    46         President, CEO and Director of American Pioneer since April 1983 and Senior Vice President of the Company since June 15, 1995.


William E. Wehner .................    52         Executive Vice President and Chief Operating Officer of American
                                                  Progressive since May 1991.  From 1965 to 1987, Mr. Wehner was employed by Mutual Life Insurance Company of New York and its
                                                  affiliates in positions of increasing responsibility, finally serving as
                                                  Vice President for Group Insurance.  Mr. Wehner was President,
                                                  Chief Operating Officer, and a Director of J.T. Moran Financial
                                                  Corp. and Senior Executive Vice President and a Director of Moran
                                                  & Co. from October 1987 to January 1990.

John C. Caton F.S.A. ..............    58         Vice President and Chief Actuary of American Pioneer since May
                                                  1989.

Guy H. Hartman, FALU, CLU .........    60         Vice President and Chief Underwriter (since January, 1986) and
                                                  Secretary (since January, 1994) of American Pioneer.

Shau H. Lyn, MAAA .................    51         Vice President and Actuary of American Progressive since August
                                                  1991.  Mr. Lyn was employed by Hemisphere Group, as Actuary &
                                                  Chief Financial Officer from March 1989 through July 1991.

Edward A. Tepper, C.P.A. ..........    47         Vice President and Chief Administration Officer of American
                                                  Pioneer since September, 1995.  Mr. Tepper was Vice President and
                                                  Chief Financial Officer of The American Life Assurance
                                                  Corporation and its subsidiaries from September, 1993 to
                                                  September, 1995, an independent consultant from January, 1993 to
                                                  September, 1993 and a Partner at Ernst & Young from January,
                                                  1991 to December, 1992.

Sam Walden ........................    56         Vice President-Information Systems of American Pioneer since
                                                  November, 1986.

Joan M. Ferrarone .................    56         Secretary of the Company and American Progressive since June,
                                                  1995.  Mrs. Ferrarone has been employed by the Company since
                                                  1991 and by American Progressive since 1984 in positions of increasing responsibility.

Michael A. Barasch ................    40         Director of the Company since July, 1988 and American Progressive
                                                  (and its predecessor, John Adams) from July, 1988 to June, 1995.
                                                  Mr. Barasch was a member of the law firm of Altier and Barasch from February 1989 to February 1995.  Since February 1995, Mr.



                                                  Barasch has been a member of the law firm of Barasch and
                                                  McGarry. Term as a Director expires in 1996.

Stuart Becker, C.P.A. .............    52         Director of the Company since July 1990.  A partner in the accounting firm of Becker & Company, LLC. and predecessors, since 1990.  Mr. Becker was a partner in the New York City office of Laventhol & Horwath from 1988 to 1990.  Mr. Becker has more than 30 years experience as a certified public accountant.  Term as a Director expires in 1997.

David F. Bolger ...................    63         Director of the Company since December, 1992. Since 1966, Mr.
                                                  Bolger has been Chief Executive Officer of Bolger & Co., Inc., an investment banking firm. Term as a Director expires in 1996.

Mark M. Harmeling .................    43         Director of the Company since July 1990 and Director of American
                                                  Progressive since December, 1992.  Mr. Harmeling has been
                                                  President of Bay State Realty Advisors since January 1994 and previously President of Intercontinental Real Estate Corporation, a
                                                  real estate management and development company for more than the past five years.  Mr. Harmeling is also a Director of the following companies: Rochester Shoetree Corporation (since 1988) and
                                                  Applied Extrusion Technologies (since 1987).  Term as a Director expires in 1998.


Walter L. Harris ..................      44       Director of the Company since July 1993 and of American
                                                  Progressive (and its predecessor, John Adams) since July 1988.
                                                  Since 1979, Mr. Harris has been President of Tanenbaum-Harber
                                                  Company, Inc., a general insurance brokerage firm.  Term as a
                                                  Director expires in 1996.

Harry B. Henshel ..................      77       Director of the Company since June 1992.  Mr. Henshel has been
                                                  Chairman of the Board of the Bulova Corporation, a manufacturer of timepieces located in New York City, for more than the past five years. Mr. Henshel is also a Director of Ponce Hotel Corporation
                                                  (since 1973) and Ampal Industries, Inc. (since 1983). Term as a
                                                  Director expires in 1997.

Patrick J. McLaughlin .............      37       Director of the Company since January 1995.  Mr. McLaughlin has been Managing Director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993.  Prior to that he was an Executive Vice
                                                  President and Chief Investment Officer of Life Partners Group, Inc.
                                                  (April 1990 to April 1993), Managing Director of Conning &
                                                  Company (August 1989 to April 1990) and Senior Vice President
                                                  and Chief Investment Officer of ICH Corporation (March 1987 to
                                                  August 1989).  Term as a Director expires in 1997 .

     Michael Barasch is Marvin Barasch's son. Richard Barasch is Marvin Barasch's nephew.

     All of the executive officers listed above devote their full business time to the Company.

     All of the Company's and its subsidiaries' officers are elected annually. The Company's directors are elected for three year terms, classified into three classes with the Directors in each class serving for three years, with the terms staggered by class so that one class is elected at each annual meeting of shareholders for a full three year term. All officers and directors hold office until their successors are duly elected and qualified, subject to early removal by the Board.

     As is noted above, Mr. Becker was a partner in Laventhol & Horwath from 1988 to 1990 and Mr. Wehner was an officer of JT Moran Financial Corp. and Moran & Co. (collectively "Moran") from 1987 to 1990. In November 1990, Laventhol & Horwath filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. In July 1992, as a result of obligations arising out of the Laventhol & Horwath failure, Mr. Becker filed personally for reorganization under Chapter 11 of the Federal Bankruptcy Code. Moran declared bankruptcy in January 1990, and in July 1992 the SEC instituted a civil suit against six former officers of Moran, including Mr. Wehner. Mr. Wehner settled the SEC suit by consenting to the entry of an injunction against his future activity in the securities business, without admitting any of the allegations of the SEC's Complaint.

     The By-laws of the Company provide that the number of directors shall be set by the Board of Directors and that the number of directors in each class shall be equal, or as nearly as practical. The Company's Board of Directors consists of nine directors and one vacancy.

     The Board of Directors has an Audit Committee, consisting of Messrs. Becker, Bolger, Henshel, and McLaughlin and a Compensation Committee consisting of Messrs. Becker, Harmeling and Harris and an Executive Committee consisting of Messrs. Marvin, Richard and Michael Barasch, and Mr. Bolger. The Audit Committee is empowered to consult with the Company's independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of officers of the Company. The Executive Committee has the authority to act between Board meetings on behalf of the Board, on all matters allowed by law.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     WAND/MIDLAND TRANSACTION

     On March 7, 1994, the Company entered into an agreement with Midland National Life Insurance Company ("Midland"), the holder of all of the Company's outstanding Series A Convertible Preferred Stock ("Series A Preferred"), under which the Company was granted the right to redeem the Series A Preferred for $4 million in cash plus a $1 million five year Convertible Debenture ("the Midland Debenture") bearing interest at 7%.

     To effectuate this transaction, the Company as of December 30, 1994*, sold 400 shares of Series B Preferred Stock to Wand/Universal Investments L.P. ("Wand") for $4 million. This sale was made pursuant to a stock subscription agreement ("the Wand Agreement") entered into on August 12, 1994.

- - -----------------

* Upon issuance on December 30, 1994, the Series B Preferred was placed in escrow pending receipt of required regulatory actions by the New York and Florida Insurance Departments. On January 6, 1995 regulatory approval was obtained and the escrow was formally released on January 11, 1995.

The Series A Preferred was redeemed as of December 30, 1994**, by a payment of the $4 million proceeds of the Wand sale and the issuance of the Midland Debenture. Since the Midland Debenture was convertible at the option of the holder into 750,000 shares of the Company's common stock, its fair value was taken as $1,618,062 as of December 30, 1994. As of that date, the Series A Preferred had a liquidation preference of $7,139,757, so that the redemption resulted in an increase of $1,521,695 in earnings applicable to common shareholders.

     On February 12, 1995, as of which date the Company had called the Midland Debenture, Midland elected to convert $893,504 of its outstanding principal face amount into 671,807 shares of Common Stock; the balance of the $106,496 was paid in cash. The issuance of these shares, which had a fair value of $1,496,114 on the date of their issuance, resulted in additional $602,610 of shareholders' equity.

     The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holder of the Series B Preferred Stock may not require the Company to redeem it unless the Company engages in certain defined transactions. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria.

     Pursuant to the Wand Agreement, the Company increased the size of its Board to ten, elected Patrick J. McLaughlin to fill the vacancy and paid Wand an acquisition fee of $225,000 to cover its expenses in connection with the closing. In addition, two agreements have been entered into:

          The Company and Wand Partners L.P., an affiliate of Wand, entered into a financial advisory agreement, under which such Wand affiliate is to render advisory services to the Company and is to be paid a fee of $100,000 per year for such services as long as Wand owns 500,000 shares of Common Stock or common stock equivalent, reduced by any director's fees paid to the director designated by Wand.

          The Company, Wand and certain shareholders of the Company, including BALP, entered into a shareholders' agreement which provided, among other things that: (a) after the Series B Preferred Stock was converted into Common Stock, the contracting shareholders agreed to vote their shares of the Company for the election of one director designated by Wand; (b) the holder of the Series B Preferred Stock (and the Common Stock into which it is convertible) agreed to vote its shares for BALP's designees for election to the other positions on the Board of Directors of the Company; (C) the holder of the Series B Preferred Stock had the right to require the Company to register the Series B Preferred Stock and the Common Stock issuable upon its conversion at any time on a "piggy-back" basis and on two occasions on a "demand" basis; (d) Wand may not acquire more than an additional 5% of the Company's outstanding Common Stock without the Company's consent, as long as BALP and certain partners in BALP continue to hold at least certain percentages of the Company's Common Stock, on an outstanding and fully diluted basis; and (e) BALP and certain of its partners may not make private sales of their shares of Common Stock unless Wand is given the opportunity to sell a proportionate part of its holding on the same terms.

     In addition with the determination by the New York Superintendent of Insurance (the "Superintendent") that Wand is not a controlling shareholder of Company, within the meaning of the New York Insurance Law (see "Regulation"), commitments were entered into by the Company and Wand and certain of their controlling parties.

- - ---------------

** The redemption of the Series A Preferred was also closed in escrow on December 30, 1994, and released from escrow on January 11, 1995.

     Under these commitments:

          Wand, its general partner and the two individuals who own all of the stock of its general partner are prohibited from engaging in any proxy contest with respect to the Company; exercising, or attempting to exercise, control over the Company; acquiring any additional securities of the Company (except by conversion of the Series B Preferred Stock); or admitting any new general or limited partner to the partnership.

          The Company, American Progressive, BALP, BALP's general partner and certain limited partners, and its general partner's shareholders are prohibited from decreasing the size of the Company's Board of Directors, electing any designee or affiliate of Wand (except for the one director of the Company to be designated by Wand) as a director or officer of the Company or American Progressive or engaging in any transaction (except for performance of the financial advisory agreement) with Wand or any of its partners.

These prohibitions generally apply as long as Wand owns 10% or more of the outstanding voting power of the Company, and unless the approval of the Superintendent has been obtained.

OTHER TRANSACTIONS

     In December 1994, the Company sold 688,610 shares of Common Stock to several persons and a corporation for an aggregate consideration of $1,549,372 ($2.25 per share). The purchasers, some of whom were granted registration rights by the Company, include the following persons who were officers and directors of the Company, members of their families and a holder of more than 5% of the Company's common stock.

Purchaser                             No. of Shares         Purchase Price
- - ---------                             -------------         --------------
Marvin Barasch and Family ...........    81,000                $182,250
Norman Barasch ......................    44,444                $100,000
Richard A. Barasch and Family .......    22,222                $ 50,000
Michael A. Barasch ..................    10,000                $ 22,500
Harry Henshel and Family ............    47,500                $106,875
Patrick J. McLaughlin ...............    22,500                $ 50,625
William E. Wehner ...................    40,000                $ 90,000

     The corporate purchaser was Adventist Health System/Sunbelt Healthcare Corp. ("Adventist"), a not-for-profit operator of hospitals predominantly in Florida, which purchased 280,000 shares for a total price of $630,000.

ITEM 2--PROPERTIES

     The Company currently leases approximately 15,000 square feet of office space in Brewster, New York, under a lease expiring in October 2001; 18,000 square feet in Orlando, Florida, under a lease expiring in January, 2002; and 8,000 square feet in Miami, Florida, under a month to month lease arrangement, as the principal offices of American Progressive, American Pioneer and WorldNet, respectively, at an aggregate annual rental of approximately $464,000. It also leases smaller offices in Elmhurst, New York; Andalusia, Alabama; and Waterloo, Ontario, for an aggregate annual rental of approximately $69,000.

ITEM 3 - LEGAL PROCEEDINGS

         No reportable litigation was pending at December 31, 1995. The Company is party to various lawsuits arising out of the ordinary conduct of its business, none of which, the Company believes, would have a material adverse effect upon the business of the Company if it were to be adversely determined.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted by the Company to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF PUBLICLY TRADED SECURITIES

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol UHCO since May 12, 1983. The 1999 Warrants have been so traded and so quoted, under the symbol UHCOW, since September 1990. The following table sets forth the high and sales prices per share of Common Stock and 1999 Warrants as reported on the Nasdaq National Market for the periods indicated.


                                                                       Common Stock                   1999 Warrants
                                                                    ------------------              ----------------
                                                                    High           Low              High         Low
                                                                    ----           ---              ----         ---
1993
- - ----
 First Quarter...........................................          1-15/16        1-3/16            1-1/8       21/32
 Second Quarter..........................................            1-7/8        1-1/32            1-1/8       11/16
 Third Quarter...........................................          2-15/16        1-7/16            1-7/8         5/8
 Fourth Quarter..........................................            3-3/4         2-3/8           3-9/16      1-9/16

1994
- - ----
 First Quarter...........................................                5         3-1/8            4-3/8       2-1/4
 Second Quarter..........................................            4-1/8         2-5/8                2       1-3/4
 Third Quarter...........................................            3-1/2         2-3/8            1-3/4       1-3/4
 Fourth Quarter..........................................            3-1/2        2-1/16            1-3/4       1-3/4

1995
- - ----
 First Quarter...........................................            3-3/8         2-1/8            1-3/4       1-3/4
 Second Quarter..........................................            3-3/4         2-5/8            1-3/4       1-3/4
 Third Quarter...........................................            3-5/8         2-5/8            1-3/4       1-1/4
 Fourth Quarter..........................................            3-1/8         2-1/8            1-1/4       1-1/4

1996
- - ----
 First Quarter  (through February 29)....................                3         2-1/4            1-1/2       1-1/4

- - -----------------

     As of January 31, 1996, there were approximately 1,700 holders of the Common Stock and 100 holders of the 1999 Warrants. On February 29, 1996, the bid and ask sales prices for the Common Stock were $3-1/8 and $2-5/8. On February 20, 1996, the last date on which the 1999 Warrants were traded, the sales price was $1-1/2.

DIVIDENDS

     The Company has neither declared nor paid dividends on its Common Stock and no such dividends are likely in the foreseeable future. Any future decision to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, the ability of the Company to pay dividends, if and when it should wish to do so, may depend on the ability of its subsidiaries to pay dividends to the Company. See "Regulation--Dividend and Distribution Restrictions".

                           (Intentionally Left Blank)

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, the related notes thereto and the auditors' report thereon and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below for, and at the end of, each of the years from December 31, 1991 through 1995 are derived from the consolidated financial statements of the Company, which have been audited and reported upon by KPMG Peat Marwick LLP, independent certified public accountants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".


                                               Year ended December 31,
                                  -----------------------------------------------------
                                  1991         1992       1993         1994        1995
                                  ----         ----       ----         ----        ----
                                      (In thousands, except for per share data)
Income Statement Data:
Premium and other
 policyholder fees......        $6,729      $ 9,744    $21,526      $40,324      $36,811
Net investment income...         1,636        1,803      2,611        3,322        2,855
Realized gains (losses).         1,066        (193)        676           42          674
Fee income..............            79        1,554      2,466        4,126        3,137
Other income............            --           --        801          219          244
Total revenues..........         9,510       12,908     28,080       48,033       43,722
Total benefits, claims and
 other deductions.......         9,257       12,515     26,455       45,795       41,071
Net income after taxes
 and before extraordinary
 credit.................           119          145      1,553        2,228        2,642
Net income after taxes
 and extraordinary credit(1)       253          393      1,553        2,228        2,642
Net income (loss) applicable
 to common shareholders(2)         (31)         (94)     1.024        3,174        2,642
Net income (loss) per share
 of Common Stock after
 taxes and extraordinary
 credit.................         (0.01)       (0.02)      0.14         0.37         0.25




                                                           December 31,
                                      ----------------------------------------------------------
                                      1991         1992        1993         1994(3)       1995(3)
                                      ----        -----        ----         -------       ------
                                              (In thousands, except for per share data)
Balance Sheet Data:
 Total investments............      $72,443      $77,551     $123,038       $125,487     $135,603
 Total assets.................       88,242       95,616      153,687        164,862      182,994
 Policyholder account balances       59,941       64,780      105,091        108,777      118,609
 Series A Preferred Stock             5,548        6,034        6,564             --           --
 Stockholders' equity.........       13,146       13,902       16,377         15,321       24,114
 Stockholders' equity per share
  of Common Stock.............         1.68         1.71         1.87           1.83         2.89

- - ----------------------

(1) The extraordinary credit reported in the two years ended December 31, 1992 represents the realization of the tax benefit for operating loss carryforwards accounted for prior to Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes," which Statement was adopted by the Company as of January 1, 1993.

(2) After provision for Series A Preferred Stock dividends of $284,000, $487,000, $529,000 and $576,000 for the years ended December 31, 1991,
     1992, 1993 and 1994, respectively.

(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Accounting Pronouncements" for a discussion of the impact of changes in accounting principles.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is an insurance holding company representing the strategic combination of two life insurance companies, American Progressive and American Pioneer, and WorldNet, an international managed care company. These companies were assembled in 1991-1993, with the Insurance Subsidiaries each being acquired at prices approximately equal to or below their adjusted statutory book value. Management is now focused on growth, both internal, through aggressive marketing and product development programs directed at specialty life and accident & health insurance products, and by seeking further acquisitions of insurance companies or blocks of business. It also has embarked on a program to rationalize operations through consolidation of administrative and processing facilities.

     The Insurance Subsidiaries had revenues of approximately $25.6 million, $43.9 million and $40.5 million for the years ended December 31, 1993, 1994 and 1995, respectively, representing 91%, 91% and 93%, of the Company's total revenues for each period, respectively. Although American Progressive, domiciled in New York, primarily sells its products in New York and the northeastern United States and American Pioneer, domiciled in Florida, primarily sells its products in Florida and the southeastern United States, one or both of the Insurance Subsidiaries is licensed in 45 states and in the District of Columbia. American Pioneer and American Progressive have been rated "B+" and "B" by A.M. Best, respectively. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of shareholders in the rated company. See "Business--Ratings".

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1994 AND 1995

     The results of operations for the year ended December 31, 1994 and 1995 include the operations of American Progressive, American Pioneer and WorldNet.

     Net Income. For the year ended December 31, 1995, the Company earned net income of approximately $2,642,000 resulting in an earnings per share applicable to common shareholders of $0.25. For the year ended December 31, 1994, the Company earned net income of approximately $2,228,000 before its dividend requirement on the Series A Preferred Stock, which dividend amounted to approximately $576,000, resulting in an earnings per share of $0.20. On December 30, 1994, the Company redeemed the Series A Preferred Stock at a discount of approximately $1,522,000 ($0.17 per share), which discount increased the 1994 net income applicable to common shareholders to approximately $3,173,000, or $0.37 per share.

     Revenues. Total revenues decreased approximately $4,311,000 from total revenues of approximately $48,033,000 for the year ended December 31, 1994 to approximately $43,722,000 for the year ended December 31, 1995. Total premiums and policyholder fees earned decreased approximately $3,514,000. Supplemental health insurance premiums at American Progressive increased approximately $1,842,000 (primarily in NYS DBL, Medicare supplement and hospital indemnity) and its life premiums grew approximately $340,000, while American Pioneer's life premiums grew approximately $656,000 and its group dental premiums grew approximately $892,000. The increase in these life and supplemental health premiums of $3,730,000 was offset by the decrease of approximately $4,757,000 in American Pioneer's major hospital and major medical premiums and the decrease in American Progressive's premiums from its participation in NAIU accident pool (approximately $1,531,000) and other accident & health products that are no longer being actively marketed by the Company (approximately $956,000). Realized gains on investments increased approximately $632,000 to approximately $674,000, compared to a gain of approximately $42,000 for the prior year, and are primarily attributed to increasing interest rates throughout 1995. As a result of realizing these investment gains, net investment income decreased approximately $466,000.

     Fee income for the year ended December 31, 1995 decreased approximately $988,000 which reflects the fees earned by WorldNet for managed care, travel assistance, claims administration and communication services. This reduction is a result of the Company's termination of certain nonprofitable contracts. For the year ended December 31, 1995, the Company amortized approximately $244,000 of the deferred revenue compared to the $219,000 amortized in the same period in 1994, which increase is attributable to the $80,000 of additional amortization generated by the 75% quota share reinsurance agreement effected on July 1, 1995. See "Business-Reinsurance Ceded".

     Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $4,724,000 to $41,071,000 for the year ended December 31, 1995. The change in future policy benefits amounted to a decrease of approximately $4,267,000. The decrease in reserves for the year ended December 31, 1995 was $1,337,000 and primarily relates to the reduction in the 1995 NAIU premium, (approximately $491,000) the non-marketed accident & health business of American Progressive ($827,000) and the major hospital and major medical of American Pioneer ($430,000) offset by an increase in the supplemental health insurance reserves currently being sold (approximately $559,000). This decrease compares to an increase in 1994 of approximately $2,930,000, which increase in 1994 primarily relates to the increase in reserves of American Progressive when it entered the NAIU accident pool and assumed the North American Company businesses of approximately $2,556,000 (See "Business - Reinsurance"). Claims and other benefits increased approximately $1,247,000. This increase is a result of increased mortality of approximately $344,000 at American Progressive and increased supplemental health benefits of approximately $2,456,000 and increased morbidity of approximately $651,000 on the non-marketed health business at both insurance companies. This increase was offset by a reduction of approximately $2,204,000 in major hospital and major medical benefits at American Pioneer, which reduction is a result of the lower premium revenue discussed above. The increase in deferred acquisition costs increased approximately $386,000 and was due to the increase in new business production noted above.

     Other operating costs and expenses decreased approximately $1,286,000. Expenses incurred by the insurance subsidiaries during 1995 exceeded the 1994 amount by approximately $151,000. Commissions, new business expenses and premium taxes increased approximately $509,000, while the general overhead expenses decreased approximately $358,000. The remaining decrease of $1,437,000 results from a decrease of continuing operation expenses incurred by WorldNet (approximately $1,708,000) resulting from the termination of certain unprofitable contracts, (approximately $1,208,000) and the relocation of WorldNet to Florida from Texas in 1994 (approximately $500,000) offset by an increase by the Parent Company (approximately $271,000). Amortization of the present value of future profits was approximately $205,000 for 1995 compared to $237,000 in 1994, which decrease is due to the lower amount of insurance in force.

YEARS ENDED DECEMBER 31, 1993 AND 1994

     The results of operations for the year ended December 31, 1994 include the operations of American Progressive, American Pioneer and WorldNet. The results of operations for the year ended December 31, 1993 include all the operations of American Progressive and WorldNet and the results of the operations of American Pioneer from May 26, 1993 (the date of acquisition) to December 31, 1993.

     Net Income. For the year ended December 31, 1994, the Company earned net income of approximately $2,228,000 before its dividend requirement on the Series A Preferred Stock, which dividend amounted to approximately $576,000, resulting in an earnings per share of $0.20. On December 30, 1994, the Company redeemed the Series A Preferred Stock at a discount of approximately $1,522,000 ($0.17 per share), which discount increased the net income applicable to common shareholders to approximately $3,173,000, or $0.37 per share. For the year ended December 31, 1993, the Company reported net income of approximately $1,553,000 before its dividend requirement on the Series A Preferred Stock, which amounted to $529,000, resulting in an earnings per share of $0.14.

     Revenues. Total revenues increased approximately $19,953,000 to approximately $48,033,000 for the year ended December 31, 1994 compared to total revenues of approximately $28,089,000 for the year ended December 31, 1993. Premiums and policyholder fees earned increased approximately $18,798,000. The most significant component of this increase is the inclusion of the premiums of American Pioneer for the entire year in 1994 compared to only seven months in 1993, which amounted to approximately $8,725,000. The remaining increase of $10,073,000 is a result of new supplemental health premiums at American Progressive, which amounted to approximately $9,291,000, acquired blocks of accident insurance amounting to approximately $1,447,000, an increase of life premiums of approximately $215,000 and offset by a decrease in its in force health premiums of approximately $880,000. Net investment income increased approximately $710,000. This increase is attributable to the inclusion of the net investment income of American Pioneer in 1994 offset by the decrease in interest income of American Progressive due to its purchase of American Pioneer. Realized gains on investments decreased approximately $634,000 to a gain of approximately $42,000, compared to a gain of approximately $676,000 for the same period last year and is primarily attributed to the lack of sales in 1994 due to the increase of prevailing interest rates in 1994 compared to declining rates in 1993.

     Fee income for the year ended December 31, 1994 increased approximately $1,660,000 which reflects an increase in fees earned by WorldNet for managed care, travel assistance, claims administration and communication services. For the year ended December 31, 1994, the Company amortized approximately $219,000 of the deferred revenue which was generated in 1993 through the reinsurance of certain ordinary life insurance policies compared to $801,000 amortized in the same period in 1993. See "Results of Operations--Years Ended December 31, 1993 and 1992--Revenues" for further discussion of the 1993 amount.

     Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $19,340,000 to $45,795,000 for the year ended December 31, 1994. The change in future policy benefits amounted to an increase of approximately $3,938,000, which is the result of the increase in health insurance writings in American Progressive. Claims and other benefits increased approximately $6,939,000. The most significant component of this increase is the inclusion of claims of American Pioneer, which amounted to approximately $3,994,000. The remaining increase of $2,945,000 is a result of the increase in health premiums of American Progressive noted above. The increase in deferred acquisition costs increased approximately $1,594,000 due to the inclusion of American Pioneer and the increase in new business production at American Progressive.

     Other operating costs and expenses increased approximately $10,613,000. As a result of the transaction with HAT discussed below (See "--Liquidity and Capital Resources--WorldNet"), the Company decided to discontinue the operations of its subsidiary, WorldNet Services Corp., a Texas corporation ("WorldNet-Texas"), effective August 31, 1994. The loss incurred for the disposal of WorldNet-Texas amounted to approximately $500,000 ($0.05 per share), which primarily consisted of employee severance and employee relocation. Expenses incurred by American Pioneer during 1994 exceeded the 1993 amount by approximately $4,773,000. The remaining increase of $5,840,000 results from an increase of continuing operation expenses incurred by WorldNet as a result of increased revenues (approximately $2,575,000), American Progressive (approximately $3,038,000) and the Parent Company (approximately $226,000). The increase in expenses at American Progressive was primarily attributable to increased business. Commission and new business expenses and premium taxes increased approximately $3,172,000, while the general overhead expenses decreased approximately $134,000.

     When the Company acquired American Pioneer in May 1993, it established an asset account for the present value of future profits related to its insurance in force. Approximately $237,000 was amortized from this account as a charge against income in 1994, while in the corresponding period of 1993, $793,000 was amortized, $680,000 of which was as a result of the reinsurance of certain life policies by American Pioneer. See "Results of Operations--Years Ended December 31, 1993 and 1992--Benefits, Claims and Other Deductions" for further discussion of the 1993 amount.

     The provision for federal income taxes was a current tax expense of approximately $10,000 for the year ended December 31, 1994, which was derived from alternative minimum tax calculations resulting from the use of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for capital has historically been to maintain or increase the surplus of its Insurance Subsidiaries, to fund the losses incurred by WorldNet, and to support the Company as an insurance holding company, including the maintenance of its status as a public company. In addition, the Company requires capital to fund its anticipated growth through acquisitions of other companies and blocks of insurance business.

     The Company

     The Company requires cash to pay the operating expenses necessary to support its status as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses) and to meet the cost involved in being a publicly-owned company.

     As of December 30, 1994, the Company sold 400 shares of the Series B Preferred Stock to Wand/Universal Investments L.P. ("Wand") for $4 million pursuant to a stock subscription agreement entered into on August 12, 1994. See "Certain Relationships and Related Transactions--Wand/Midland Transaction" for additional information. The proceeds of the sale were used to redeem all of the Series A Preferred Stock. The liquidation preference (including accumulated dividends) of the Series A Preferred Stock as of December 30, 1994 was approximately $7.1 million, which was eliminated as a consequence of the redemption, resulting in an increase in earnings per share applicable to common shareholders and stockholders' equity of approximately $1.5 million. The redemption price of $5,618,062 (the "Redemption Price") was paid by a cash payment of $4,000,000 and the issuance of a convertible debenture with a fair value of $1,618,062 (based on the then market price of the common stock then issuable upon conversion of the debenture) and a face amount of $1,000,000 (the "Debenture"). This redemption was effected pursuant to a repurchase agreement between the Company and Midland entered into on March 7, 1994. The Series A Preferred Stock had been issued to Midland in 1991 in connection with the Company's purchase of all the outstanding common stock of American Progressive from Midland. The Debenture was called for redemption on February 12, 1995, at which time $106,496 of its principal was paid in cash and the balance of the principal was converted into 671,807 shares of Common Stock.

     In December 1994, the Company sold 688,610 shares of Common Stock to various persons and a corporation for an aggregate consideration of $1,549,372 ($2.25 per share). Some of the purchasers were granted registration rights by the Company. The purchasers included certain officers and directors of the Company, members of their families and a holder of more than 5% of the Company's common stock, whose purchases totaled 267,666 shares. See "Certain Relationships and Related Transactions--Other Transactions".

     On September 30, 1994, the Company entered into a new agreement with its commercial bank, under which it borrowed $800,000 on a one year term loan, extended by the Company for a second year. The borrowing under the new agreement was utilized to pay off the $400,000 borrowed under a prior $500,000 line of credit with the same bank and as working capital for the Company and operating expenses for WorldNet. The new loan is secured by the pledge of 100% of the outstanding common stock of Quincy Coverage Corp. ("Quincy"), an immaterial subsidiary engaged in the insurance brokerage business, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. As of December 31, 1994 and December 31, 1995, $800,000 was outstanding on this loan agreement, which bears interest at 2.0% over prime. The Company expects to refinance this loan when it matures.

     Insurance Subsidiaries

     American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of December 31, 1995 for the maintenance of authority to do business were $2,500,000 and $1,561,917, respectively, but substantially more than this is needed to permit continued writing of new business. At December 31, 1995 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive and American Pioneer were $9,255,846 and $13,815,357 respectively.

     The NAIC has adopted risk based capital ("RBC") rules which became effective December 31, 1993 and have been adopted by both New York and Florida. See "Regulation--Risk-Based Capital Requirements". The new RBC rules provide for various regulatory actions when the ratio of a company's total adjusted surplus to its RBC falls below 100%. At December 31, 1995, American Progressive and American Pioneer had RBC ratios of approximately 334% and 756% of the Authorized Control Level, respectively.

     Liquidity for the life insurance subsidiaries is measured by their ability to pay scheduled contractual benefits, pay operating expenses, and fund investment commitments. Sources of liquidity include scheduled and unscheduled principal and interest payments on investments, premium payments and deposits and the sale of liquid investments. These sources of liquidity for the insurance subsidiaries significantly exceed scheduled uses.

     Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry which affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At December 31, 1995 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $9.9 million. The insurance companies have not experienced any material changes in surrender and withdrawal activity over the past years.

     Changes in interest rates may affect the incidence of policy surrenders and withdrawals. In addition to the potential impact on liquidity, unanticipated surrenders and withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market rates. The Company seeks to invest in assets which have duration and interest spread characteristics similar to the liabilities which they support.

     The net yield on cash and invested assets declined from 7.83% in 1993, to 7.48% in 1994 and to 6.97% in 1995. These decreases came as a result of declining market interest rates in 1993 and 1994, which caused higher yielding securities to be called or prepaid from the portfolio with the reinvestment of the proceeds at lower interest rates. In addition, the Company invested in shorter maturity investments to better match its policyholder liabilities and decrease its exposure to interest rate volatility. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

     At December 31, 1995, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $12,290,000, as well as fixed maturity securities that could readily be converted to cash with carrying values of (and fair values) of $116,429,000. The fair values of these liquid investments totalled more than

$128,719,000 and constituted approximately 95% of the Company's investments at December 31, 1995. At December 31, 1995, all of the Company investments were income producing and current in interest and principal payments except for one security with a carrying value of $243,750. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk or investments in other securities whose fair values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

     WorldNet

     In December 1991, WorldNet was formed to provide travel assistance, claims administration and communication services and acquire certain assets of an unaffiliated company which had previously been engaged in that business.

     On April 1, 1994, WorldNet purchased certain assets of HAT and an affiliated corporation for Can. $625,000 (approximately U.S. $470,000), payable over five years. WorldNet also executed an agreement with HAT and OBC under which WorldNet subcontracted HAT's obligations under certain service contracts between HAT and OBC, and between HAT and other insurers. The note payable to HAT required annual payments of Can. $125,000 (approximately U.S. $94,000) plus accrued interest, beginning on April 1, 1994, and bore interest at 6%. In 1995, substantially all of the assets of OBC (including the shares of OBC's subsidiary
HAT) were acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1995. At the same time, the Company wrote off the corresponding assets, including the value of the service agreement, which assets amounted to approximately $170,000. The resulting net income from this transaction was approximately $200,000 and will be reflected in the Company's financial statements for the first quarter of 1996.

     Through December 31, 1995, the Company has provided approximately $3.4 million to WorldNet. These funds were used to support WorldNet's start-up costs, a portion of the costs of acquiring the HAT assets and the cost of acquiring WorldNet's Dallas, Texas facility and later closing it and relocating certain of its operations to the facility purchased from HAT in Miami Beach, Florida. WorldNet's revenues were $2,338,000, $4,068,000 and $3,071,000 for 1993, 1994 and 1995, respectively. WorldNet incurred a net loss of approximately $481,000, $1,375,000 and $665,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The 1994 loss included a charge of approximately $500,000 related to employee severance and relocation costs incurred in connection with the consolidation of WorldNet's facilities. During 1993 and 1994, WorldNet incurred approximately $144,000 and $190,000 respectively of organizational expenses which are being amortized over a five-year period. In 1995 no organizational expenses were incurred.

EFFECTS OF ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement 115, "Accounting for Certain Debt and Equity Securities", which is effective for fiscal years beginning after December 15, 1993, with earlier adoption permitted. Statement 115 requires that debt and equity securities be classified into three categories and accounted for as follows:

          o Debt securities that the Company has the positive intent and the ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost.

          o Debt and equity securities that are held for current resale would be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings.

          o Debt and equity securities not classified as held to maturity or as trading securities would be classified as "available for sale" and reported at fair value. Unrealized gains and losses would not be reflected in earnings but would be reported as a separate component of stockholders' equity.

     The Company adopted Statement 115 on January 1, 1994, the effect of which increased its unrealized gains by $494,541. In November, 1995, the FASB issued a Special Report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allows enterprises to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications between the investment accounts. This one-time reassessment had to be made prior to December 31, 1995 and be appropriately disclosed in the financial statements. In December, 1995, the Company did reassess the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723. As changes in interest rates occur, the carrying value of the securities classified as available for sale, as well as any securities which may in the future be classified as held for maturity, will be impacted. Typically, as interest rates rise, the carrying value of these securities may decline. Conversely, if interest rates decline, the carrying value of these securities may increase. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements.

     In October, 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" which requires disclosure of new employee stock options in the form of a note to the financial statements based on the fair value at the date of the grant and is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier adoption permitted. Companies also may base the recognition of compensation cost for new and modified options on these fair values. The disclosures required in Statement 123 must include the pro forma effects on the Company's net income resulting from the grant of these options and other stock awards. The Company will adopt Statement 123 in its 1996 financial statements and intends to disclose the impact in the footnotes to the financial statements rather than record these charges in its statement of operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page F - 1.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Registrant is set forth in Part I, Item 1, under the caption "Executive Officers and Directors".

ITEM 11- EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to Universal Holding Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1995

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Universal Holding Corp.'s voting securities by directors, officers and persons who, to the best knowledge of the Company, are known to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1995, is incorporated by reference to Universal Holding Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1995.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to Universal Holding Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1995.

                                     PART IV-

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1 AND 2 FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See separate index to Financial Statements and Financial Statement Schedules on Page F - 1.

     3 EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     3(a) Restated Certificate of Incorporation, consisting of :

           (I)      Restated Certificate of Incorporation filed
                    October 4, 1993, is hereby incorporated by reference to Exhibit 3(a)(3) to Form 10-Q dated November 11, 1994.

           (ii)     Certificate of Correction of Restated
                    Certificate of Incorporation, dated December
                    13, 1993, is hereby incorporated by
                    reference to Exhibit 3(a)(2) to Form 10-K dated March 28, 1994.

           (iii)    Certificate of Amendment to Restated
                    Certificate of Incorporation relating to
                    Series B Preferred Stock, is hereby
                    incorporated by reference to Exhibit
                    3.2(III) to Form 8-K dated January 18, 1995.

     3(b) By-Laws, as amended, are hereby incorporated by reference to Exhibit
          3(b) to Form 10-K for 1989.

     4(a) Form of Warrant Certificate:

           (I)      for Warrants registered under the Exchange
                    Act of 1934, as amended, is hereby
                    incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated July 24,
                    1992; and

           (ii) for Warrants not so registered under the Exchange Act of 1934, is hereby incorporated by reference to Exhibit 4.2 to Form S-1 filed March 30, 1990, as amended by the Warrant Exchange Agreement dated July 15, 1992, filed as Exhibit 28(I) to Current Report on Form 8-K dated July 24, 1992.

10(a) Agreement dated March 7, 1994 among Registrant and Midland with Exhibit A is hereby incorporated by reference to Exhibit 10(d)(1) to Form 10-K for 1993.

10(b) Stock Subscription Agreement as of August 12, 1994, between Registrant and
      Wand/Universal L.P., as amended by Agreement dated November 23, 1994 is incorporated by reference to Exhibit 10(e) to Current Report on Form 8-K dated August 12, 1994 and Exhibit 10.4(1) to Current Report on Form 8-K dated January 18, 1995.

10(c) Financial Advisory Agreement as of September 1, 1994 between Registrant and Wand Partners L.P. is incorporated by reference to Exhibit 10(f) to Current Report on Form 8-K dated August 12, 1994.

10(d) Shareholder Agreement among the Registrant, Wand/Universal Investments
      L.P., Barasch Associates Limited Partners and Others, dated December 30, 1994 is incorporated by reference to Exhibit 10(d) to Form 10-K for 1994.

10(e) Special Commitments to the Superintendent of Insurance of the State of New
      York, dated January 6, 1995, signed by:

         (I)      the Registrant, American Progressive, BALP and NMRB Corp. and

         (ii)     WAND, Wand (Universal) Inc., David S. Callard and Bruce W.
                  Schnitzer

      are incorporated by reference to Exhibit 10(e) to Form 10-K for 1994.

10(f) Loan Agreement between Registrant and Country Bank, dated September 30,
      1994, incorporated by reference to Exhibit 10(e) of Form 10-Q dated November 11, 1994.

22    List of Subsidiaries:

                  Name                                Place of Incorporation
     ----------------------------------               ----------------------
     American Progressive Life & Health
       Insurance Company of New York                        New York
     American Pioneer Life Insurance Co.                    Florida
     Quincy Coverage Corporation                            New York
     WorldNet Services Corporation                          Florida
     WorldNet Services Corporation                          Ontario, Canada

(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1996.

                                           UNIVERSAL HOLDING CORPORATION
                                                   (Registrant)

                                           By:  /s/ RICHARD A. BARASCH
                                                -----------------------
                                                Richard A. Barasch
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1996 by the following persons in the capacities indicated:

         Signatures                          Title
         ----------                          -----

/s/ MARVIN BARASCH                   Chairman of the Board and Director
- - ---------------------------
Marvin Barasch


/s/ RICHARD A. BARASCH               President and Chief Executive Officer
- - ---------------------------            and Director
Richard A. Barasch                     (Principal Executive Officer)


/s/ ROBERT A. WAEGELEIN              Senior Vice President and Chief
- - ---------------------------            Financial Officer
Robert A. Waegelein                    (Principal Accounting Officer)


/s/ MICHAEL A. BARASCH               Director
- - ---------------------------
Michael A. Barasch


/s/ STUART BECKER                    Director
- - ---------------------------
Stuart Becker


/s/ DAVID F. BOLGER                  Director
- - ---------------------------
David F. Bolger


/s/ MARK M. HARMELING                Director
- - ---------------------------
Mark M. Harmeling


/s/ WALTER L. HARRIS                 Director
- - ---------------------------
Walter L. Harris

                                     Director
- - ---------------------------
Harry B. Henshel


/s/ PATRICK J. McLAUGHLIN            Director
- - ---------------------------
Patrick J. McLaughlin

                    UNIVERSAL HOLDING CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Report.............................................   F-2

Consolidated Balance Sheets as of December 31, 1994 and 1995.............   F-3

Consolidated Statements of Operations
 for the Three Years Ended December 31, 1995.............................   F-4

Consolidated Statements of Stockholders' Equity
 for the Three Years Ended December 31, 1995.............................   F-5

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 1995.............................   F-6

Notes to Consolidated Financial Statements...............................   F-8

Schedule II -- Condensed Financial Information of Registrant.............  F-26

Schedule III -- Supplementary Insurance Information......................  F-29

                          Independent Auditors' Report

The Board of Directors and Stockholders
Universal Holding Corp.:

We have audited the consolidated financial statements of Universal Holding Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Holding Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                                                       KPMG Peat Marwick LLP

New York, New York
March 26, 1996

                                     UNIVERSAL HOLDING CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            December 31, 1994 and 1995


ASSETS                                                                                   1994                1995
                                                                                     ------------         ------------
Investments (Notes 2c and 4)
Cash and cash equivalents.....................................................       $ 16,420,763         $ 12,289,801
Fixed maturities:
 Held to maturity, at amortized cost (fair value $33,356,133) ................         38,354,572                   --
 Available for sale, at fair value (amortized cost $67,647,704
  and $114,112,556) ..........................................................         63,845,179          116,428,921
Equity securities, at fair value (cost $61,133 and $46,133)...................             33,502               15,297
Policy loans..................................................................          5,510,141            5,622,136
Property tax liens............................................................            175,675              178,908
Mortgage loans................................................................          1,147,409            1,067,605
                                                                                     ------------         ------------
               Total investments..............................................        125,487,241          135,602,668

Accrued investment income.....................................................          2,151,759            2,412,576
Deferred policy acquisition costs (Note 2d)...................................         14,485,850           16,610,280
Amounts due from reinsurers...................................................         11,943,628           17,635,580
Due and unpaid premiums ......................................................          1,632,681            2,826,833
Present value of future profits ..............................................          1,847,383                   --
Deferred income tax asset.....................................................            391,073            1,328,314
Other assets..................................................................          6,922,551            6,578,136
                                                                                     ------------         ------------
         Total assets.........................................................        164,862,166          182,994,387
                                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Policyholder accounts balances (Note 2e)......................................        108,777,009          118,608,836
Reserves for future policy benefits...........................................         22,674,799           22,099,350
Policy and contract claims - life.............................................            834,855              693,679
Policy and contract claims - health...........................................          8,698,434            8,681,136
Short-term debt (Note 9)......................................................            800,000              800,000
Notes payable (Notes 3 & 6)...................................................          1,987,760              369,698
Amounts due to reinsurers.....................................................            862,349            1,294,295
Deferred revenues.............................................................            645,203              638,293
Other liabilities.............................................................          4,261,165            5,694,824
                                                                                     ------------         ------------
         Total liabilities....................................................        149,541,574          158,880,111
                                                                                     ------------         ------------

Commitments and contingencies (Note 10) ......................................                 --                   --
                                                                                     ------------         ------------

STOCKHOLDERS' EQUITY (Note 6)

Series B preferred stock......................................................          4,000,000            4,000,000
Common stock (Authorized 20,000,000; issued and outstanding 6,176,290 and
 6,957,532)...................................................................             61,763               69,575
Common stock warrants (Authorized, issued and outstanding 689,871
 and 679,621) ................................................................                 --                   --
Additional paid-in capital....................................................         14,501,889           15,849,542
Net unrealized investment gains (losses) (Note 4).............................         (3,426,746)           1,369,651
Retained earnings ............................................................            183,686            2,825,508
                                                                                     ------------         ------------
         Total stockholders' equity...........................................         15,320,592           24,114,276
                                                                                     ------------         ------------
         Total liabilities and stockholders' equity...........................       $164,862,166         $182,994,387
                                                                                     ============         ============

                 See notes to consolidated financial statements.

                                     UNIVERSAL HOLDING CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Three Years Ended December 31, 1995



REVENUES: (Notes 2e and f)                                                1993               1994              1995
                                                                       -----------        -----------       -----------
Premiums and policyholders fees earned (Note 8).................       $21,526,142        $40,324,480       $36,810,937
Net investment income (Note 4)..................................         2,611,464          3,321,853         2,855,420
Realized gains on investments (Note 4)..........................           675,529             41,568           673,868
Fee income......................................................         2,466,171          4,125,753         3,137,294
Amortization of deferred revenue (Note 2g)......................           800,536            219,261           244,202
                                                                       -----------        -----------       -----------
         Total revenues.........................................        28,079,842         48,032,915        43,721,721
                                                                       -----------        -----------       -----------

BENEFITS, CLAIMS AND OTHER DEDUCTIONS:
(Decrease) increase in future policy benefits...................        (1,008,588)         2,929,747        (1,337,161)
Claims and other benefits.......................................        14,180,954         21,120,441        22,367,066
Increase in deferred acquisition costs..........................        (1,383,272)        (2,977,769)       (3,363,353)
Amortization of present value of future profits.................           792,831            236,716           204,564
Commissions ....................................................         3,553,556          7,471,754         6,781,537
Other operating costs and expenses..............................        10,319,341         17,014,295        16,418,204
                                                                       -----------        -----------       -----------
         Total benefits, claims and other deductions............        26,454,822         45,795,184        41,070,857
                                                                       -----------        -----------       -----------
Operating income before income taxes............................         1,625,020          2,237,731         2,650,864
Federal income tax expense (Note 5).............................            72,168              9,974             9,032
                                                                       -----------        -----------       -----------
Net income......................................................         1,552,852          2,227,757         2,641,822
Dividends on Series A preferred stock (Note 6)..................          (529,497)          (575,961)               --
Discount on the redemption of Series A preferred stock (Note 6)                 --          1,521,695                --
                                                                       -----------        -----------       -----------
Net income applicable to common shareholders....................       $ 1,023,355        $ 3,173,491       $ 2,641,822
                                                                       ===========        ===========       ===========
Earnings per common share:
Net income per common share.....................................       $      0.14        $      0.37       $      0.25
                                                                       ===========        ===========       ===========



                See notes to consolidated financial statements.


                                     UNIVERSAL HOLDING CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the Three Years Ended December 31, 1995

                                                                                               NET
                                         SERIES A     SERIES B                ADDITIONAL   UNREALIZED    RETAINED
                                         PREFERRED   PREFERRED      COMMON     PAID-IN     INVESTMENT    EARNINGS
                                           STOCK       STOCK        STOCK      CAPITAL     GAIN (LOSS)   (DEFICIT)       TOTAL
                                        ----------   --------      -------   -----------   ----------   -----------   -----------
Balance, December 31, 1992 .........    $6,034,299   $       --    $45,929   $11,774,992   $   60,059   $(4,013,160)  $13,902,119
Issuance of common stock ...........            --           --      6,534       763,943           --            --       770,477
Change in net unrealized
 investment gain (loss).............            --           --         --            --      151,392            --       151,392
Net income..........................            --           --         --            --           --     1,552,852     1,552,852
Series A preferred stock dividends..       529,497           --         --            --           --      (529,497)           --
                                        ----------   ----------    -------   -----------   ----------   -----------   -----------
Balance, December 31, 1993 .........     6,563,796           --     52,463    12,538,935      211,451    (2,989,805)   16,376,840
Issuance of common stock............            --           --      9,300     1,962,954           --            --     1,972,254
Implementation of
 Statement No. 115..................            --           --         --            --      494,541            --       494,541
Change in net unrealized
 investment gain (loss).............            --           --         --            --   (4,132,738)           --    (4,132,738)
Net income..........................            --           --         --            --           --     2,227,757     2,227,757
Series A preferred stock dividends..       575,961           --         --            --           --      (575,961)           --
Redemption of Series
 A preferred stock..................    (7,139,757)          --         --            --           --     1,521,695    (5,618,062)
Issuance of Series B
 preferred stock....................            --    4,000,000         --            --           --            --     4,000,000
                                        ----------   ----------    -------   -----------   ----------   -----------   -----------
Balance, December 31, 1994 .........            --    4,000,000     61,763    14,501,889   (3,426,746)      183,686   $15,320,592
Issuance of common stock ...........            --           --      7,812     1,347,653           --            --     1,355,465
Transfer of investments from
 held to maturity to available for
 sale ..............................            --           --         --            --      155,723            --       155,723
Change in net unrealized
 investment gain (loss).............            --           --         --            --    4,640,674            --     4,640,674
Net income..........................            --           --         --            --           --     2,641,822     2,641,822
                                        ----------   ----------    -------   -----------   ----------   -----------   -----------
Balance, December 31, 1995 .........    $       --   $4,000,000    $69,575   $15,849,542   $1,369,651   $ 2,825,508   $24,114,276
                                        ==========   ==========    =======   ===========   ==========   ===========   ===========

                                                See notes to consolidated financial statements.


                                                   UNIVERSAL HOLDING CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  For the Three Years Ended December 31, 1995


                                                                    1993                 1994                  1995
                                                                -----------           -----------           -----------
Cash flows from operating activities:
  Net income...........................................         $ 1,552,852           $ 2,227,757           $ 2,641,822
                                                                -----------           -----------           -----------
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Change in reserves for future policy benefits......          (4,321,773)            6,459,856              (575,449)
    Change in policy and contract claims...............           1,488,910                86,385              (158,474)
    Change in deferred policy acquisition costs........          (1,383,272)           (2,977,769)           (3,363,353)
    Amortization of present value of future profits....             792,831               236,716               204,564
    Change in deferred revenue.........................             864,464              (219,261)             (244,202)
    Change in policy loans.............................            (684,500)             (618,900)             (111,995)
    Change in accrued investment income................             (31,850)             (184,583)             (260,817)
    Change in reinsurance balance......................          (3,074,065)           (3,618,516)           (4,596,165)
    Realized gains on investment.......................            (675,529)              (41,568)             (673,868)
    Other, net.........................................          (2,657,716)           (1,224,772)            1,056,691
                                                                -----------           -----------           -----------
Net cash (used by) provided from operating activities..          (8,129,648)              125,345            (6,081,246)
                                                                -----------           -----------           -----------
Cash flows from investing activities:
  Proceeds from sale of fixed maturities available
   for sale............................................          83,169,036            53,509,107            50,442,336
  Proceeds from sale of fixed maturities held to
   maturity............................................           4,422,168               187,500               928,180
  Proceeds from redemption of fixed maturities
   available for sale..................................          17,811,653             6,250,281             8,049,240
  Proceeds from redemption of fixed maturities
   held to maturity....................................          16,030,305             7,084,125             2,210,089
  Cost of fixed maturities purchased available
   for sale............................................         (89,132,130)          (65,538,303)          (68,529,621)
  Cost of fixed maturities purchased held to
   maturity............................................         (27,476,396)          (15,306,019)             (795,741)
  Proceeds from sale of equity securities..............             860,239                    --                    --
  Cost of equity securities purchased..................              (5,464)              (46,133)                   --
  Change in other invested assets......................          (4,315,719)            4,761,115                76,571
  Purchase of business, net of cash acquired...........          (3,703,590)             (502,843)                   --
                                                                -----------           -----------           -----------
Net cash used by investing activities..................          (2,339,898)           (9,601,170)           (7,618,946)
                                                                -----------           -----------           -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock...........             770,477             1,972,254             1,355,465
  Proceeds from the issuance of Series B
   preferred stock.....................................                  --             4,000,000                    --
  Redemption of the Series A preferred stock...........                  --            (4,000,000)                   --
  Increase in policyholder account balances............          12,909,721             3,686,182             9,831,827
  Change in short-term debt............................              68,000               400,000                    --
  Change in notes payable..............................                  --               369,698            (1,618,062)
                                                                -----------           -----------           -----------
  Net cash provided from financing activities..........          13,748,198             6,428,134             9,569,230
                                                                -----------           -----------           -----------
Net (decrease) increase in cash and cash
 equivalents...........................................           3,278,652            (3,047,691)           (4,130,962)
Cash and cash equivalents at beginning of year.........          16,189,802            19,468,454            16,420,763
                                                                -----------           -----------           -----------
Cash and cash equivalents at end of year...............         $19,468,454           $16,420,763           $12,289,801
                                                                ===========           ===========           ===========

                                                                                                            (Continued)


                                                                    1993                 1994                  1995
                                                                -----------           -----------           -----------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest.........................................             $    14,593           $    38,650           $    96,289
                                                                ===========           ===========           ===========
  Income taxes.....................................             $        --           $        --           $        --
                                                                ===========           ===========           ===========

Supplemental schedule of non-cash investing and
 financing activities:
  Implementation of Statement 115 (Note 2c)
  Transfer of securities from available for
   sale to held to maturity.........................            $        --           $16,624,288           $        --
                                                                ===========           ===========           ===========
Transfer of securities held to maturity
  to available for sale............................             $        --           $18,780,607           $36,098,026
                                                                ===========           ===========           ===========



On December 30, 1994, the Company redeemed the Series A preferred stock at a discount for part cash and issuance of a debenture (see Note 6).

        Liquidation preference ...................   $ 7,139,757
        Cash paid ................................    (4,000,000)
        Fair value of debenture issued ...........    (1,618,062)
                                                     -----------
        Amount credited to retained earning ......   $ 1,521,695
                                                     ===========

                See notes to consolidated financial statements.

                    UNIVERSAL HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND:

     Universal Holding Corp. (the "Company") was incorporated under the laws of the State of New York in August 1981, for the purpose of conducting insurance and related business primarily through its then wholly-owned subsidiary, John Adams Life Insurance Company of New York ("John Adams"). On May 17, 1991, the Company acquired 100% of the outstanding common stock of American Progressive Life & Health Insurance Company of New York ("American Progressive") and on June 27, 1991 merged John Adams into American Progressive. In 1988, the Company organized Quincy Coverage Corp. ("Quincy") an insurance agent and broker. In January, 1992, the Company began operations in WorldNet Services Corp. ("WorldNet"), a provider of managed care and assistance to travelers. On May 26, 1993, the Company acquired 100% of the outstanding common stock of American Pioneer Life Insurance Company ("American Pioneer") (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. BASIS OF PRESENTATION: The significant accounting policies followed by Universal Holding Corp. and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which, as to American Progressive and American Pioneer, differs from statutory accounting practices permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Universal Holding Corp. and its wholly-owned subsidiaries, including the results of American Pioneer's operations since May 26, 1993, the date of acquisition, which acquisition was accounted for under the purchase method of accounting. All material intercompany transactions and balances have been eliminated.

     c.   INVESTMENTS: Investments are shown on the following bases:

          In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement 115, "Accounting for Certain Debt and Equity Securities" and is effective for fiscal years beginning after December 15, 1993, with earlier adoption permitted. Statement 115 requires that debt and equity securities be classified into three categories and accounted for as follows:

          o Debt securities that the Company has the positive intent and the ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost.

          o Debt and equity securities that are held for current resale would be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings.

          o Debt and equity securities not classified as held to maturity or as trading securities would be classified as "available for sale" and reported at fair value. Unrealized gains and losses would be excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

          The Company adopted Statement 115 on January 1, 1994, the effect of which was an increase in unrealized gains of $494,541. In November, 1995, the FASB issued a Special Report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allows enterprises to reassess the appropriateness of the classifications of all securities held at the time of the Special Report issuance. In December, 1995, the Company did reassess the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723, net of tax and deferred policy acquisition cost adjustment.

          Fixed maturity securities classified as investments held to maturity prior to reclassification were carried at amortized cost because the Company had the positive intent and ability to hold such investments until maturity. All other fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity. As of December 31, 1995, all fixed maturity securities were classified as available for sale. Equity securities are carried at current fair value. Policy loans and mortgage loans are stated at the unpaid principal balance. Short term investments are carried at cost which approximates fair value. Property tax liens are carried at cost. Investment income is recorded when earned. Realized investment gains and losses on the sale of securities are based on the specific identification method. Unrealized gains and losses from revaluation of equity investments and fixed maturity securities to current market value are reflected in stockholders' equity.

     d. DEFERRED POLICY ACQUISITION COSTS: The cost of acquiring new business, principally commissions and certain expenses of the policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins for Statement No. 97 products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for Statement No. 60 products. Deferred policy acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses. There were no write offs for the years ended December 31, 1993, 1994 and 1995. Details with respect to deferred policy acquisition costs for the three years ended December 31, 1995 are as follows:

             Balance at January 1, 1993........................  $ 9,721,395
                 Capitalized costs.............................    2,557,188
                 Amortization..................................   (1,173,916)
                                                                 -----------
             Balance at December 31, 1993......................   11,104,667
                 Capitalized costs.............................    4,653,342
                 Adjustment relating to unrealized
                     loss on available for sale securities.....      403,414
                 Amortization..................................   (1,675,573)
                                                                 -----------
             Balance at December 31, 1994......................   14,485,850
                 Capitalized costs.............................    5,316,328
                 Adjustment relating to unrealized
                     gain on available for sale securities.....     (613,715)
                 Amortization..................................   (2,578,183)
                                                                 -----------
             Balance at December 31, 1995......................  $16,610,280
                                                                 ===========

     e. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL LIFE TYPE POLICIES: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Interest credited to policyholder account balances is netted against investment income. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under Financial Accounting Standards Board Statement No. 97 are determined following a "retrospective deposit" method and consist principally of policy account values before any applicable surrender charges. Credited interest rates for these products range from 5.00% to 7.25%. For the three years ended December 31, 1993, 1994 and 1995, one general agency of American Progressive produced $4,302,111, $3,645,611 and $4,477,034 of annuity receipts, respectively, which represented approximately 41%, 41% and 33%, respectively, of total annuity receipts of American Progressive.

     f. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR ACCIDENT AND HEALTH INSURANCE PRODUCTS: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits, establishing an unearned premium reserve and amortizing deferred policy acquisition costs. Claim reserves are established for future payments not yet due on claims already incurred, primarily relating to individual disability insurance and group long-term disability insurance products. These reserves are established based on past experience and are continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due but unpaid at year end and primarily relate to individual health insurance products. Activity in the accident and health policy and contract claim liability is as follows:


                                                          1993            1994            1995
                                                      ------------    ------------    ------------
          Balance at beginning of year .............  $  2,889,425    $  8,001,097    $  8,698,434
             Less reinsurance recoverables .........       (91,483)     (1,532,736)     (1,947,218)
                                                      ------------    ------------    ------------
          Net balance at beginning of year .........     2,797,942       6,468,361       6,751,216
                                                      ------------    ------------    ------------
          Incurred related to:
             Current year ..........................    34,612,173      19,423,563      33,533,192
             Prior years ...........................   (16,749,472)     (1,737,163)    (14,743,820)
                                                      ------------    ------------    ------------
          Total incurred ...........................    17,862,701      17,686,400      18,789,372
                                                      ------------    ------------    ------------
          Paid related to:
             Current year ..........................     8,933,986      13,107,971      14,830,355
             Prior years ...........................     5,258,296       4,295,574       4,679,743
                                                      ------------    ------------    ------------
          Total paid ...............................    14,192,282      17,403,545      19,510,098
                                                      ------------    ------------    ------------
          Net balance at end of year ...............     6,468,361       6,751,216       6,030,490
              Plus reinsurance recoverables ........     1,532,736       1,947,218       2,650,646
                                                      ------------    ------------    ------------
          Balance at end of year ...................  $  8,001,097    $  8,698,434    $  8,681,136
                                                      ============    ============    ============

     g. DEFERRED REVENUE: The Company entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer on the $60,000 retention of certain individual accident & health insurance policies in force as of June 30, 1995. The Company received $862,000 as a ceding commission, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue and will be recognized as income over the expected life of the reinsured business. In 1995, $79,098 of this deferred revenue was amortized into income.

          The Company entered into a 90% quota share reinsurance agreement with an unaffiliated reinsurer on certain life insurance policies in force as of June 30, 1993. The Company ceded $3,696,101 of life insurance reserves and received $1,665,000 as a ceding commission, which ceding commission was recorded as deferred revenue. The Company amortized $800,536, $219,261 and $165,104 of deferred revenue during 1993, 1994 and 1995 respectively.

     h. WORLDNET SERVICES CORP.: WorldNet began operations in early 1992 and, on January 15, 1992, it purchased certain assets of Interclaim Services Corp. by assuming related liability commitments which totaled approximately $150,000. In 1993, WorldNet began operations in Canada to market its services. During 1993 and 1994, WorldNet capitalized $144,247 and $189,749, respectively, of organizational expenses, which expenses are being amortized over a five year period.

     i. INCOME TAXES: The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     j. REINSURANCE ACCOUNTING: Amounts paid for a recoverable under reinsurance contracts are included in total assets as reinsurance recoverable amounts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

     k. EARNINGS PER COMMON SHARE: Net income per common share was computed by dividing the net income applicable to common shareholders by the weighted average number of common equivalent shares outstanding during each period. Income before extraordinary credit and net income were adjusted to deduct the dividend requirements of the Series A preferred stock for the two years ended December 31, 1994 and include the discount earned on the redemption of the Series A preferred stock in 1994.

     l. CASH FLOW INFORMATION: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

     m. RECENT ACCOUNTING PRONOUNCEMENT: In October, 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" which requires disclosure of new employee stock options in the form of a note to the financial statements based on the fair value at the date of the grant and is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier adoption permitted. Companies also may base the recognition of compensation cost for new and modified options on these fair values. The disclosures required in Statement 123 must include the pro forma effects on the Company's net income resulting from the grant of these options and other stock awards. The Company will adopt Statement 123 in its 1996 financial statements and intends to disclose the impact in the footnotes to the financial statements, rather than record these charges in its statement of operations.

     n. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

3. RECENT ACQUISITIONS:

     On May 26, 1993 the Company, through its wholly-owned subsidiary, American Progressive, acquired 100% of the outstanding common stock of American Pioneer from the Resolution Trust Company, in an auction sale. The Company paid $6,827,064 in cash. This acquisition was accounted for as a purchase. The following proforma unaudited information reflects the revenues, net income to common shareholders and earnings per share as if the acquisition had occurred on January 1, 1993:

                                                                  Year Ended
                                                               December 31, 1993
                                                               -----------------
      Total revenues........................................     $39,255,486
                                                                 ===========
      Net income applicable to common shareholders..........     $ 1,610,000
                                                                 ===========
      Earnings per share....................................     $      0.21
                                                                 ===========

     On April 1, 1994, the Company, through WorldNet Services Corp., a newly formed Florida corporation (WorldNet - Florida), purchased from Health Assistance for Travelers, Inc. ("HAT") (a subsidiary of Ontario Blue Cross of Canada ("OBC")) certain assets of HAT and an affiliated corporation for Canadian $625,000 (approximately US $470,000), payable over five years. The note payable to HAT requires annual payments of Canadian $125,000 plus accrued interest beginning on April 1, 1994 and bears interest at 6%. WorldNet - Florida also executed an agreement with HAT for the subcontracting of HAT's obligations under certain service contracts between HAT and OBC, and other insurers. For the year ended December 31, 1994 and 1995 the Company received $1,036,639 and $1,204,270, respectively, under these service agreements. In 1995, substantially all of the assets of OBC (including the shares of OBC's subsidiary HAT) was acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1995. At the same time, the Company wrote off corresponding assets, including the value of the service agreement, which assets amounted to approximately $170,000. The resulting net income from this transaction will be approximately $200,000 and will be reflected in the Company's financial statements for the first quarter of 1996.

4. INVESTMENTS:

     As of December 31, 1994 and 1995, investments consisted of the following:


                                                                   December 31, 1994
                                      -----------------------------------------------------------------------------
                                          Face               Amortized                Fair               Carrying
Classification                            Value                 Cost                 Value                 Value
- - --------------                        ------------          ------------          ------------         ------------
Cash and cash equivalents......                             $ 16,420,763          $ 16,420,763         $ 16,420,763
US Treasury bonds and notes....       $ 11,625,000            11,710,900            11,313,097           11,587,461
Corporate bonds................        100,904,973            94,291,376            85,888,215           90,612,290
Common stocks..................                                   61,133                33,502               33,502
                                                            ------------          ------------         ------------
  Sub-total....................                              122,484,172          $113,655,577         $118,654,016
                                                                                  ============

Property tax liens.............                                  175,675                                    175,675
Policy loans...................                                5,510,141                                  5,510,141
Mortgage loans.................                                1,147,409                                  1,147,409
                                                            ------------                               ------------

  Total investments............                             $129,317,397                               $125,487,241
                                                            ============                               ============


                                                                   December 31, 1995
                                      -----------------------------------------------------------------------------
                                          Face               Amortized                Fair               Carrying
Classification                            Value                 Cost                 Value                 Value
- - --------------                        ------------          ------------          ------------         ------------
Cash and cash  equivalents.....                             $ 12,289,801          $ 12,289,801         $ 12,289,801
US Treasury bonds and notes....        $11,565,000            11,719,311            11,957,792           11,957,792
Corporate bonds................        103,056,601           102,393,245           104,471,129          104,471,129
Common stocks..................                                   46,133                15,297               15,297
                                                            ------------          ------------         ------------
  Sub-total....................                              126,448,490          $128,734,019         $128,734,019
                                                                                  ============
Property tax liens.............                                  178,908                                    178,908
Policy loans...................                                5,622,136                                  5,622,136
Mortgage loans.................                                1,067,605                                  1,067,605
                                                            ------------                               ------------
  Total investments............                             $133,317,139                               $135,602,668
                                                            ============                               ============

     The amortized cost and fair value of debt securities classified as fixed maturity investments held to maturity by category of securities as of December 31, 1994 are as follows:


                                                                 December 31, 1994
                                       -----------------------------------------------------------------------
                                                              Gross              Gross
                                        Amortized           Unrealized         Unrealized              Fair
Classification                             Cost               Gains              Losses                Value
- - --------------                         -----------           --------         ------------          -----------
US Treasury securities
 and obligations of
  US government................        $ 7,665,033           $  7,821         $  (679,517)          $ 6,993,337
Foreign government
  debt securities..............            560,167                 --             (66,322)              493,845
Corporate debt
  securities...................         17,481,855                 --          (2,629,351)           14,852,504
Mortgage-backed securities.....         12,647,517            110,518          (1,741,588)           11,016,447
                                       -----------           --------         ------------          -----------
                                       $38,354,572           $118,339         $(5,116,778)          $33,356,133
                                       ===========           ========         ============          ===========


     The amortized cost and fair value of debt securities classified as available for sale investments as of December 31, 1994 and 1995 are as follows:


                                                                 December 31, 1994
                                       -----------------------------------------------------------------------
                                                              Gross              Gross
                                        Amortized           Unrealized         Unrealized              Fair
Classification                             Cost               Gains              Losses                Value
- - --------------                         -----------           --------         ------------          -----------

US Treasury securities
  and obligations of
  US government................        $11,896,393           $ 12,616         $  (540,946)          $11,368,063
Corporate debt securities......         41,025,877             68,346          (2,288,755)           38,805,468
Mortgage-backed securities.....         14,725,434             93,814          (1,147,600)           13,671,648
                                       -----------           --------          ----------          ------------
                                       $67,647,704           $174,776         $(3,977,301)          $63,845,179
                                       ===========           ========         ============          ===========


                                                                    December 31, 1995
                                      ----------------------------------------------------------------------------
                                                                 Gross              Gross
                                       Amortized              Unrealized          Unrealized              Fair
Classification                            Cost                   Gains              Losses                Value
- - --------------                        ------------            ----------         -----------          ------------
US Treasury securities
  and obligations of
  US government................       $ 19,546,697            $  393,356         $  (150,445)         $ 19,789,608
Corporate debt securities......         72,149,554             2,669,249            (294,300)           74,524,503
Mortgage-backed securities.....         22,416,305               373,429            (674,924)           22,114,810
                                      ------------            ----------         -----------          ------------
                                      $114,112,556            $3,436,034         $(1,119,669)         $116,428,921
                                      ============            ==========         ============         ============


     The amortized cost and fair value of fixed maturities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized         Fair
                                                       Cost            Value
                                                   ------------    ------------
Due in 1 year or less........................      $  7,331,731    $  7,368,357
Due after 1 year through 5 years.............        22,160,363      22,635,059
Due after 5 years through 10 years...........        29,206,925      30,621,545
Due after 10 years...........................        25,169,845      25,857,334
Mortgage-backed securities...................        30,243,692      29,946,626
                                                   ------------    ------------
                                                   $114,112,556    $116,428,921
                                                   ============    ===========

     Included in fixed maturities at December 31, 1994 and 1995 were securities with carrying values of $5,851,619 and $6,467,700, respectively, held by various states as security for the policyholders of American Pioneer and American Progressive within such states.

     The details of net investment income for the three years ended December 31, 1995 are as follows:


                                                  1993                1994                1995
                                               ----------          ----------          ----------
Investment Income:
  Fixed maturities.......................      $6,875,033          $7,920,429          $8,389,695
  Short-term investment..................         706,783             633,052             531,572
  Equity securities......................          67,104                  --                  --
  Property tax liens.....................         617,902             832,038              58,920
  Policy loans...........................         258,917             340,711             363,390
  Mortgage loans.........................          69,208              99,946             102,293
                                               ----------          ----------          ----------
Gross investment income..................       8,594,947           9,826,176           9,445,870
Interest credited to policyholder
  account balances.......................       5,363,472           5,916,936           6,089,860
Investment expenses......................         620,011             587,387             500,590
                                               ----------          ----------          ----------
Net investment income....................      $2,611,464          $3,321,853          $2,855,420
                                               ==========          ==========          ==========


     There was one fixed maturity with a carrying value of $243,750 that was non-income producing as of December 31, 1995.

     Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 1995 are as follows:


                                                   1993           1994          1995
                                               -----------    -----------    -----------
Realized gains:
  Fixed maturities, available for sale ....    $ 2,131,676    $   384,517    $ 1,070,230
  Fixed maturities, held to maturity ......           --             --            6,921
  Equity securities .......................         14,611           --             --
                                               -----------    -----------    -----------
Total realized gains ......................      2,146,287        384,517      1,077,151
                                               -----------    -----------    -----------

Realized losses:
  Fixed maturities, available for sale ....     (1,352,296)      (273,967)      (385,223)
  Fixed maturities, held to maturity ......           --          (62,500)        (3,060)
  Equity securities .......................        (73,465)          --          (15,000)
  Real estate .............................        (44,997)        (6,482)          --
                                               -----------    -----------    -----------
Total realized losses .....................     (1,470,758)      (342,949)      (403,283)
                                               -----------    -----------    -----------

Net realized gains ........................    $   675,529    $    41,568    $   673,868
                                               ===========    ===========    ===========


     During the years ended December 31, 1993 and 1995, the Company wrote down the value of certain fixed maturity securities by $200,000 and $194,955, respectively, which was included in realized gains on investments.

     The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 1995 are as follows:


                                                  1993          1994           1995
                                              -----------   -----------    -----------
Change in unrealized gains (losses):
  Fixed maturities ......................     $     5,671   $(4,508,521)   $ 5,963,167
  Equity securities .....................         145,721       (27,631)        (3,205)
  Implementation of Statement No. 115 ...           --         494,541        155,723
  Adjustment relating to deferred
    policy acquisition costs ............           --         403,414       (613,710)
                                              -----------   -----------    -----------

Change in net unrealized gains
  (losses) before income tax ............         151,392    (3,638,197)     5,501,975
Income tax expense ......................            --            --          705,578
                                              -----------   -----------    -----------
Change in unrealized losses .............     $   151,392   $(3,638,197)   $ 4,796,397
                                              ===========   ===========    ===========


     Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 1994 and 1995 are as follows:

                                              1994               1995
                                            --------           --------
    Gross unrealized gains ............     $     --           $     --
    Gross unrealized losses ...........      (27,631)          $(30,836)
                                            --------           ---------
    Net unrealized losses .............     $(27,631)          $(30,836)
                                            =========          ========

5. INCOME TAXES:

     The Company and its non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns.

         The Company's federal income tax expense consisted of:

                                             Year Ended December 31,
                                           ---------------------------
                                            1993       1994      1995
                                           -------    ------    ------
Current..................................  $72,168     9,974    $9,032
Deferred.................................     --         --       --
                                           -------     -----    ------
Total tax expense........................  $72,168    $9.974    $9,032
                                           =======    ======    ======



     The deferred tax benefits for 1993 and 1995 were $391,073 and $1,642,819, which amounts were charged directly to the present value of future profits since the benefits were derived from the recognition of acquired tax loss carryforwards of American Pioneer that previously were included in the valuation allowance.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1995 are as follows:

Deferred tax assets:                              1994              1995
                                               -----------      -----------
Reserves for future policy benefits.......     $ 2,856,019      $ 2,695,120
Investment valuation differences..........         250,444          138,899
Net operating loss carryforwards..........       4,335,372        4,893,375
Deferred revenues.........................         209,850          217,020
AMT credit carryforward...................          78,244           95,760
Unrealized losses on investments..........       1,165,094              --
Other.....................................         381,788              --
                                               -----------      -----------
  Total gross deferred tax assets.........       9,276,811        8,040,174
  Less valuation allowance................      (4,287,788)      (1,134,555)
                                               -----------     -----------
  Net deferred tax assets.................       4,989,023        6,905,619
                                               -----------      -----------

Deferred tax liabilities:
Deferred policy acquisition costs.........      (3,969,839)      (4,800,279)
Unrealized gains on investments...........             --          (705,578)
Present value of future profits...........        (628,111)             --
Other.....................................             --           (71,448)
                                               -----------      -----------
  Total gross deferred tax liabilities....      (4,597,950)      (5,577,305)
                                               -----------      -----------
  Net deferred tax asset..................     $   391,073      $ 1,328,314
                                               ===========      ===========

     At December 31, 1994 and 1995, the Company has established valuation allowances of $4,287,788 and $1,134,555, respectively, with respect to its deferred tax assets. Based on the Company's future expectation of adjusted taxable income and through its ability to change its investment strategy and use of prudent and feasible tax planning strategies, management believes it is more likely than not that the Company will fully realize the net deferred tax assets. As a result of these available strategies, management reduced the valuation allowance with a portion charged directly to present value of future profits. However, because of uncertainties inherent in estimating future taxable income, management concluded that a valuation allowance of $1,134,555 with respect to the deferred tax asset is appropriate. At December 31, 1994 the Company had established a valuation allowance of $1,165,094 with respect to the deferred tax asset attributed to unrealized investment losses which was realized through stockholders' equity in 1995.

     A reconciliation of the "expected" tax expense at 34% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:



                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                1993              1994            1995
                                                             ---------         ---------        ---------

         "Expected" tax expense...................           $ 552,507         $ 760,828        $ 901,294
         Change in the beginning of the
           year balance of the valuation
           allowance for deferred tax assets
           allocated to income tax expense........              20,990          (811,915)        (903,878)
         Utilization of tax loss carryforwards....            (505,180)               --               --
         Tax exempt interest income...............              (1,399)           (1,415)          (1,415)
         Other....................................               5,250            62,476           13,031
                                                             ---------         ---------         --------
         Actual tax expense.......................           $  72,168         $   9,974         $  9,032
                                                             =========         =========         ========

     As of December 31, 1995, the Company (exclusive of American Progressive and American Pioneer) has net operating tax loss carryforwards of approximately $5,900,000 which expire in the years 1996 to 2009.

     As of December 31, 1995, American Progressive has net operating tax loss carryforwards of approximately $6,400,000 which expire in the years 2002 to 2007.

     As of December 31, 1995, American Pioneer has net operating tax loss carryforwards of approximately $1,800,000 which expire in the years 1997 to 2004 and capital tax loss carryforwards of approximately $300,000, which expire in 1997. As a result of the change in ownership of American Pioneer in May, 1993, use of all these loss carryforwards are subject to annual limitations of approximately $390,000.

6.       STOCKHOLDERS' EQUITY:

     Preferred Stock

     The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 510,000 issued and outstanding at December 31, 1993 and 400 shares issued and outstanding at December 31, 1994 and 1995, respectively.

     Series A Preferred Stock

     On May 17, 1991, the Company issued 510,000 shares of Series A cumulative, redeemable, convertible preferred stock ("Series A preferred stock") to Midland National Life Insurance Company in connection with the acquisition of American Progressive (see note 3). The Series A preferred stock had an initial liquidating preference of $5,263,714 (which included accrued dividends of $163,714 for the period January 1 to May 17, 1991), with dividends payable quarterly at 8.5% per year on a cumulative basis since January 1, 1991. Dividends were not required to be paid in cash and any unpaid dividend accumulated as part of the Series A preferred stock liquidating preference. During the two years ended December 31, 1993, $486,784 and $529,497, respectively, of dividends accumulated and were added to the outstanding balance of Series A preferred stock. At December 31, 1993, the Series A preferred stock had a liquidating preference of $6,563,796. Prior to March, 1994, such preferred stock was redeemable by the company at any time at its liquidating preference, plus any accumulated dividends and preferred stock with liquidating preference of up to $1,500,000 was convertible at any time into common stock at $1.00 per share, subject to anti-dilution adjustments. These redemption and conversion features would have been reinstated if the Series A Preferred Stock had not been redeemed by February 28, 1995. In addition, two-thirds of such preferred stock outstanding at the end of five years from its issuance on May 17, 1991 (or earlier upon the occurrence of defined events) was convertible into an amount of common stock equal to two-thirds of the common stock outstanding immediately after the conversion. The Series A preferred stock was non-voting.

     In March, 1994 Midland granted the Company the right, exercisable at any time prior to March 1, 1995, to redeem the preferred stock in exchange for $4,000,000 in cash and a $1,000,000 five year debenture, convertible to either 666,667 shares of common stock (if the preferred stock was redeemed prior to August 1, 1994) or 750,000 shares of common stock (if the preferred stock was redeemed on or after August 1, 1994, but prior to March 1, 1995). The liquidation preference of the Series A preferred stock as of December 30, 1994 was $7,139,757, and such stock was redeemed on that date for an aggregate redemption price of $5,618,062 (the "Redemption Price"), paid by a cash payment of $4,000,000 and the issuance of a convertible debenture with a fair value of $1,618,062 and a face amount of $1,000,000 (the "Debenture"). The Debenture was called for redemption on February 12, 1995, at which time $106,496 of principal was paid in cash and the balance of the principal was converted into 671,807 shares of Common Stock.

Series B Preferred Stock

     As of December 30, 1994, the Company sold 400 shares of Series B Convertible Preferred Stock, with a par value of $10,000 per share, to Wand/Universal Investments L.P. ("Wand") for $4 million pursuant to a stock subscription agreement entered into on August 12, 1994, under which Wand agreed to purchase, at the Company's option, either 400 or 500 shares of Series B Preferred Stock for a total purchase price of $4 million or $5 million, respectively. Pursuant to the Stock Subscription Agreement, the Company paid Wand $225,000 for its services and expenses incurred in structuring the Wand Transaction and in due diligence related thereto. The proceeds of the sale were used to redeem all of the Series A Preferred Stock discussed above.

     The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holder of the Series B Preferred Stock may not require the Company to redeem it unless the Company engages in certain defined transactions. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria.

     Pursuant to the stock subscription agreement, Wand, the Company and certain shareholders of the Company, including BALP, entered into a shareholders' agreement contemporaneously with the issuance of the Series B Preferred Stock to Wand. Under the shareholders' agreement, the holder of the Series B Preferred Stock agreed to vote such shares, and the Common Stock issued upon their conversion, for the nominees of BALP for election as directors of the Company and, after the conversion of the Series B Preferred Stock to Common Stock, all parties agreed to vote their shares for the election of one director designated by Wand. The shareholders' agreement also contained "stand still," "tag along" and registration rights provisions. The stand still provision will prohibit Wand from acquiring more than an additional 5% of the Company's outstanding Common Stock without the Company's consent, as long as BALP and certain partners in BALP continue to hold at least certain percentages of the Company's Common Stock, on an outstanding and fully diluted basis. The tag along will prohibit BALP and certain of its partners from making private sales of their shares of Common Stock unless Wand is given the opportunity to sell a proportionate part of its holding on the same terms.

     The Company and Wand Partners L.P., an affiliate of Wand, have also entered into a financial advisory agreement, under which such Wand affiliate is to render advisory services to the Company and is to be paid a fee of $100,000 per year for such services as long as Wand owns 500,000 shares of Common Stock, or its common stock equivalent, reduced by any directors' fee paid to the director designated by Wand.

     In connection with the determination by the New York Superintendent of Insurance (the "Superintendent") that Wand is not controlling shareholder of Company, within the meaning of the New York Insurance Law (see "Regulation"), certain commitments were made to the Superintendent. These commitments included a commitment by Wand, Wand's general partner and Wand's general partner's shareholders that, as long as Wand owns 10% or more of the voting power of Universal's outstanding stock, Wand will not acquire any additional shares of Universal, except by exercise of its conversion rights, and will not attempt to obtain or exercise control of Universal, without the consent of the Department. Universal, American Progressive, BALP, BALP's general partner and certain limited partners, and the shareholders of BALP's general partner also entered into commitments, including commitments that as long as Wand owns 10% or more of the voting power of Universal's outstanding shares, the size of Universal's Board would not be reduced below ten directors and that no transaction between Universal or American Progressive, on the one hand, and Wand or its partners of controlling parties, or on the other hand, would be entered without the approval of the Superintendent, except for the shareholders agreement and the financial advisory agreement referred to herein.

     Common Stock

     The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1994 and 1995 were 6,176,290 and 6,957,532, respectively. During the years ended December 31, 1993, 1994 and 1995, the Company issued 653,410, 930,017 and
781,242 shares, respectively, of its common stock.

     Common Stock Warrants

     The Company had 689,871 and 679,621 common stock warrants issued and outstanding at December 31, 1994 and 1995, respectively, which are registered under the Securities Exchange Act of 1934. During the years ended December 31, 1994 and 1995, 32,439 and 10,250 warrants, respectively, were converted into common shares at $1.00. At December 31, 1995, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

     Incentive Stock Option Plan

     In 1983, the Company adopted an incentive stock option plan which, as amended, reserves 1,000,000 shares of common stock. Since its adoption, 121,500 shares have been exercised, leaving 878,500 shares reserved as of December 31, 1995. Stock options totaling 415,000 and 196,000 expire five years and ten years, respectively, after the date granted or upon the earlier termination of employment. Options are exercisable one year after grant, and at December 31, 1995, 546,000 options are exercisable. Additional information with respect to the Company's stock option plan is as follows:

                                       Shares Under
                                         Options               Exercise
                                        Outstanding              Price
                                        -----------         --------------
 Balance, December 31, 1993              551,000
  Options granted in 1994                159,000            $2.50 - $3.33
  Options exercised in 1994              (63,000)           $0.50 - $0.80
  Options terminated in 1994             (39,500)           $0.80 - $3.25
                                         -------

Balance, December 31, 1994               607,500
  Options granted in 1995                 65,000            $2.25 - $2.48
  Options exercised in 1995              (34,500)           $0.50 - $0.80
  Options terminated in 1995             (27,000)           $0.80 - $3.12
                                         -------

Balance, December 31, 1995               611,000            $0.50 - $3.33
                                         =======

     Stock Option Plan for Directors

     At the 1992 Annual Shareholders' Meeting, the Universal Holding Corp. non-employee Directors Plan ("Stock Option Plan for Directors") was approved. This stock option plan for Directors reserves 75,000 shares of common stock and options shall be granted on June 30 of each year to each eligible Director, then in office, at the rate of 1,000 options for each additional year of service completed since the last grant. Options are exercisable one year after grant.

                                        Options                  Exercise
                                      Outstanding                 Price
                                      -----------                -------
Balance, December 31, 1993               14,000
  Options granted in 1994                 6,000                $3.12
  Options exercised in 1994              (5,000)               $0.56 - $1.38
                                        -------

Balance, December 31, 1994               15,000
   Options granted in 1995                6,000                $3.12
                                         ------

Balance, December 31, 1995               21,000                $0.56 - $3.12
                                         ======

Other Stock Options

     On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options may be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the Board of Directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. On December 15, 1995, the Board of Directors granted options to three individuals, two of whom are members of the Company's law firm and the other of whom is a consultant to the Company, to purchase a total of 40,000 shares of the Company's common stock, at a price of $2.50 per share, which was the quoted market price for the such shares at the time of the grant. Such options will expire 10 years from the date of the grant.

7. STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS

     American Progressive and American Pioneer are required to meet minimum statutory capital requirements imposed by the Insurance Departments of the states in which they are licensed in order to operate as an insurance company without restrictions. The minimum statutory capital and surplus requirements of American Progressive and American Pioneer for the maintenance of authority to do business at December 31, 1995 was $2,500,000 and $1,561,917, respectively. As of December 31, 1995, the statutory capital and surplus amounts of American Progressive and American Pioneer were $8,731,953 and $13,196,681, respectively. Their statutory gain (loss) for the year ended December 31, 1995 were $(262,049) and $1,694,711, respectively. The insurance companies have calculated their risk- based capital ("RBC") requirements and, as of December 31, 1995, both American Progressive and American Pioneer's ratios of total adjusted capital to RBC are sufficiently in excess of the authorized control levels. Dividend payments from American Progressive to the Company would require regulatory approval which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $9,025,000 at December 31, 1995. American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or (2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer paid American Progressive $1,000,000 and $500,000 in dividends during 1994 and 1995, respectively. No dividends or distributions were made by American Progressive during 1994 and 1995.

     8. REINSURANCE

     Life insurance risks which exceed the Company's retention or underwriting limits are reinsured under yearly-renewable term insurance treaties to unaffiliated insurers. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. A contingent liability exists with respect to reinsurance which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet the obligations which they assumed. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1995, reinsurance receivables with a total carrying value of $7,886,768 were associated with two reinsurers, which reinsurer was rated A+ by A.M. Best.

     A summary of reinsurance activity for the three years ended December 31, 1995 is presented below:



                                                                           As of December 31,
                                                      --------------------------------------------------------
         Life insurance in force                          1993                   1994                 1995
         (amounts in thousands)                       -----------             -----------          -----------
         Gross amount.............................    $ 1,658,976             $ 1,760,000          $ 1,955,809
         Ceded to other companies.................       (741,990)               (754,124)            (944,697)
         Assumed from other companies.............         30,525                  28,943               27,294
                                                      -----------             -----------          -----------
         Net amount...............................    $   947,511             $ 1,034,819          $ 1,038,406
                                                      ===========             ===========          ===========
         Percentage of assumed to net.............              3%                      3%                   3%
                                                      ===========             ===========          ============


                                                                        Year Ended December 31,
                                                      --------------------------------------------------------
         Premiums                                         1993                   1994                  1995
                                                      -----------             -----------          -----------
           Life insurance.........................    $ 4,635,002             $12,925,886          $17,231,562
           Accident and health....................     19,859,736              27,235,036           28,290,413
                                                      -----------             -----------          -----------
             Total gross premiums.................     24,494,738              40,160,922           45,521,975
                                                       -----------            -----------          -----------
         Ceded to other companies
           Life insurance.........................     (2,380,682)             (3,323,496)         (10,703,350)
           Accident and health....................     (1,594,191)            (10,568,826)          (7,497,083)
                                                      ------------            ------------         -----------
             Total ceded premiums.................     (3,974,873)            (13,892,322)         (18,200,433)
                                                      ------------            ------------         ------------

         Assumed from other companies
           Life insurance.........................        429,359                 402,875              386,254
           Accident and health....................        186,980              13,161,107            8,479,756
                                                       ----------             -----------          ------------
            Total assumed premium.................        616,339              13,563,982            8,866,010
                                                       ----------             -----------          ------------
         Net amount
           Life insurance.........................      2,683,679              10,005,265            6,914,466
           Accident and health....................     18,452,525              29,827,317           29,273,086
                                                      -----------             -----------          ------------
             Total net premium....................    $21,136,204             $39,832,582          $36,187,552
                                                      ===========             ===========          ============
         Percentage of assumed to net
           Life insurance.........................            16%                      4%                    6%
           Accident and health....................             1%                     44%                   29%
                                                      -----------             -----------         ------------
           Total assumed to total net.............             3%                     34%                   25%
                                                      ===========             ===========         ============

9.  SHORT-TERM DEBT

     On September 30, 1994, the Company entered into an agreement with its commercial bank, under which it borrowed $800,000 on a one year term loan, which was extended by the Company for a second year. The borrowing under the agreement was utilized to pay off the $400,000 borrowed under a prior $500,000 line of credit with the same bank and as working capital for Universal and operating expenses for WorldNet. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, a subsidiary engaged in the insurance brokerage business, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. As of December 31, 1995, $800,000 was outstanding on this loan agreement. The loan bears interest at 2.0% over prime.

The following table sets forth summary information with respect to short-term borrowings of the Company for the three years ended December 31, 1995:


               As of December 31,                           Year Ended December 31,
         -----------------------------         ----------------------------------------------
                                                                   Weighted
                                                 Maximum           Average(a)         Average
            Amount            Interest            Amount            Amount            Interest         Interest
         Outstanding           Rate            Outstanding        Outstanding         Rate (b)         Expense
         -----------          -------          -----------        -----------         --------         -------

1993      $400,000             7.00%            $400,000           $182,917              7.98%         $14,593
          ========            ======            ========           ========             ======         =======
1994      $800,000            10.50%            $800,000           $533,333              7.25%         $38,650
          ========            ======            ========           ========             ======         =======
1995      $800,000            10.50%            $800,000           $800,000             10.94%         $87,539
          ========            ======            ========           ========             =====          =======


     (a) The average amounts of short term borrowings outstanding were computed by determining the arithmetic average of the months' end short term borrowings.

     (b) The weighted average interest rates were determined by dividing interest expense related to short term borrowings by the average amounts outstanding of such borrowings.

10. COMMITMENTS:

     The Company is obligated on a lease for its executive and administrative offices in Brewster, New York, which expires on October 31, 2001 with an earlier termination on October 31, 1997 at the sole option of the Company and carries a base annual rent of $150,000. In addition, the Company leases a marketing office in Elmhurst, New York which expires in August 1997 and carries an approximate base rent of $26,460. The Company is obligated on a month to month lease for its WorldNet operations in Bay Harbor Island in Miami, Florida and carries an approximate monthly base rent of $11,500. The Company is obligated on a lease for its American Pioneer operations in Orlando, Florida, which expires in January, 2002 and carries an annual base rent of approximately $220,406. In addition, WorldNet leased a satellite office in Waterloo, Canada, which expires September 30, 1996 and carries an approximate base rent of $37,809.

     Rent expense for the three years ended December 31, 1993, 1994 and 1995 was $725,368, $852,124 and $721,848, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 1995 under non-cancelable operating leases are as follows:


                                                   Elmhurst,          Orlando,
                                    Brewster        New York           Florida          Canada           Total
                                    --------       ---------          --------         --------        --------

         1996                       $150,000        $26,460         $  226,323         $28,357        $  431,140
         1997                        125,000         17,640            232,779              --           375,419
         1998                             --             --            238,389              --           238,389
         1999                             --             --            245,613              --           245,613
         2000                             --             --            252,145              --           252,145
         2001                             --             --            257,755              --           257,755
         2002                             --             --             21,518              --            21,518
                                   ---------        -------         ----------         -------        ----------
         Totals                     $275,000        $44,100         $1,474,522         $28,357        $1,821,979
                                   =========        =======         ==========         =======        ==========

11. UNIVERSAL HOLDING CORP. 401(K) SAVINGS PLAN:

     Effective April 1, 1992, the Company adopted the Universal Holding Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. The Company may match the employee's contribution up to 1% of the employee's compensation which contribution will be made with Company common stock. As of December 31, 1995, 107,500 shares of the Company's common stock were held by the Savings Plan.

     The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $28,049, $51,048 and $42,325, in 1993, 1994 and 1995, respectively.

12. FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

     For the three years ended December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:


                                                   1993                1994                 1995
                                                ----------          -----------          ----------
Carrying value                                  $7,937,902           $4,446,205          $5,092,566
                                                ==========           ==========          ==========
Estimated fair value                            $8,046,988           $4,314,977          $5,092,566
                                                ==========           ==========          ==========
Percentage of total assets                             5.2%                 2.7%                2.8%
                                                ==========           ==========          ==========

     The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.6% of total assets.

13. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          a. Fixed maturities held to maturity and available for sale: For those securities held to maturity and available for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          b. Equity securities: For equity securities carried at fair value, fair value equals quoted market price.

          c. Cash and cash equivalents: For short-term investments, the carrying amount is a reasonable estimate of fair value.

          d. Investment contract liabilities: For annuity and universal life type contracts, cash surrender value is a reasonable estimate of fair value due to the deposit nature of the account.

          e. Short term debt and notes payable: For short-term borrowings and notes payable, the carrying value is a reasonable estimate of fair value due to their short-term nature.

          f. Accounts receivable and uncollected premiums: Accounts receivable and uncollected premiums are primarily insurance contract related receivables which are determined based upon the underlying insurance liabilities and added reinsurance amounts.

     The estimated fair values of the Company's financial instruments as of December 31, 1994 and 1995 are as follows:

                                                       1994
                                        -----------------------------------
                                          Carrying
                                           Amount               Fair Value
                                        -----------           -------------
Financial assets:
   Fixed maturities:
   Held to maturity..................   $38,354,572            $33,356,135
       Available for sale............    63,845,179             63,845,179
   Equity securities.................        33,502                 33,502
   Policy loans (a)..................     5,510,141
   Property tax liens (b)............       175,675
   Mortgage loans (c)................     1,147,409
   Cash and cash equivalents.........    16,420,763             16,420,763

Financial liabilities:
   Investment contract liabilities...   108,777,009             98,033,821
   Short-term debt...................       800,000                800,000
   Notes payable.....................     1,987,760              1,987,760

                                                       1995
                                        -----------------------------------
                                          Carrying
                                           Amount               Fair Value
                                        -----------           -------------
Financial assets:
   Fixed maturities:

       Available for sale............  $116,428,921           $116,428,921
   Equity securities.................        15,297                 15,297
   Policy loans (a)..................     5,622,136
   Property tax liens (b)............       178,908
   Mortgage loans (c)................     1,067,605
   Cash and cash equivalents.........    12,289,801             12,289,801

Financial liabilities:
   Investment contract liabilities...   118,608,836            108,636,182
   Short-term debt...................       800,000                800,000
          Notes payable..............       369,698                369,698

     (a) It is not practicable to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates between 6% to 8%. Individual policy liabilities, in all cases, equal or exceed outstanding policy loan balances.

     (b) Property tax liens are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets. Individual liens in all cases are first priority liens with collateral in excess of 300% of the carrying value of the lien.

     (c) Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial.

14. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The quarterly results of operations for the two years ended December 31, 1995 are presented below:


                                                                                    1994
                                                                              Three Months Ended
                                                         ------------------------------------------------------------
                                                            March 31,      June 30,      September 31,   December 31,
                                                         ------------    ------------    ------------    ------------

Total revenue ........................................   $ 10,913,553    $ 11,513,046    $ 11,848,905    $ 13,757,411
Total benefits, claims & other expenses ..............     10,251,906      11,059,987      11,315,397      13,167,894
                                                         ------------    ------------    ------------    ------------
Operating income before income taxes .................        661,647         453,059         533,508         589,517
Federal income tax expense ...........................           --              --              --             9,974
                                                         ------------    ------------    ------------    ------------
Net income ...........................................        661,647         453,059         553,508         579,543
Dividends on Series A preferred stock ................       (139,481)       (142,445)       (145,472)       (148,563)
Discount on the redemption of
    Series A preferred stock .........................           --              --              --         1,521,695
                                                         ------------    ------------    ------------    ------------
Net income applicable to common shareholders .........   $    522,166    $    310,614    $    388,036    $  1,952,675
                                                         ============    ============    ============    ============
Net income per common share ..........................   $       0.07    $       0.03           $0.05    $       0.22
                                                         ============    ============    ============    ============

                                                                                    1995
                                                                              Three Months Ended
                                                         ------------------------------------------------------------
                                                            March 31,      June 30,      September 31,   December 31,
                                                         ------------    ------------    ------------    ------------
 Total revenue .......................................   $ 10,855,535    $ 11,137,194    $ 11,110,792    $ 10,618,200
 Total benefits, claims & other expenses .............     10,263,104      10,079,413      10,625,283      10,103,057
                                                         ------------    ------------    ------------    ------------
 Operating income before income taxes ................        592,431       1,057,781         485,509         515,143
 Federal income tax expense (benefit) ................        201,426         359,646         165,073        (717,113)
                                                         ------------    ------------    ------------    ------------
 Net income applicable to common shareholders ........   $    391,005    $    698,135    $    320,436    $  1,232,256
                                                         ============    ============    ============    ============
 Net income per common share .........................   $       0.03    $       0.07           $0.03    $       0.12
                                                         ============    ============    ============    ============

     The interim financial data for 1995 vary from amounts previously reported by the Company on Form 10-Q's due to a change in the application of FASB Statement No. 109, "Accounting for Income Taxes". The restatement did not affect the amount of operating income before income taxes in any quarter and had no impact on the annual financial statements.

          Schedule II -- Condensed Financial Information of Registrant

                             UNIVERSAL HOLDING CORP.
                                (Parent Company)
                            CONDENSED BALANCE SHEETS
                           December 31, 1994 and 1995

                                                         1994          1995
                                                      -----------   -----------
ASSETS

Cash and cash equivalents .........................   $     8,532   $    19,963
Investments in subsidiaries at equity .............    14,886,407    25,133,107
Due from subsidiary ...............................     2,577,428       259,974
Other assets ......................................       493,928        71,046
                                                      -----------   -----------
         Total assets .............................    17,966,295    25,484,090
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Short-term debt ...................................       800,000       800,000
Notes payable .....................................     1,618,062          --
Due to subsidiary .................................          --         587,530
Amounts payable and other liabilities .............       227,641        64,270
                                                      -----------   -----------
         Total liabilities ........................     2,645,703     1,451,800
                                                      -----------   -----------
Total stockholders' equity ........................    15,320,592    24,032,290
                                                      -----------   -----------
         Total liabilities and stockholders' equity   $17,966,295   $25,484,090
                                                      ===========   ===========







                 See notes to consolidated financial statements.


                                                             Schedule Continued

                             UNIVERSAL HOLDING CORP.
                                (Parent Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1995


                                                            1993                1994                1995
                                                        -----------          ----------           ---------

REVENUES:
Net investment income.............................       $    2,558          $      991           $      165
                                                         ----------          ----------           ----------
Total revenues....................................            2,558                 991                  165

EXPENSES:
Selling, general and administrative expenses......          124,765             367,027              640,632
                                                         ----------          ----------           ----------
         Total expenses...........................          124,765             367,027              640,632
                                                         ----------          ----------           ----------
Operating loss before provision for federal
  income taxes and equity income..................         (122,207)           (366,036)            (640,467)
Federal income taxes.................... . . . .                --                   --                  --
                                                         ----------          ----------           ----------
Net loss before equity income.....................         (122,207)           (366,036)            (640,467)
Equity in undistributed income....................        1,675,059           2,593,791            3,282,289
                                                         ----------          ----------           ----------
Net income........................................       $1,552,852          $2,227,755           $2,641,822
                                                         ==========          ==========           ==========



                 See notes to consolidated financial statements.

                                                            Schedule Continued

                             UNIVERSAL HOLDING CORP.
                                (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1995


                                                                                      1993             1994          1995
                                                                                  -------------    -----------   ------------

Cash flows from operating activities:
   Net income ..................................................................   $ 1,552,852    $ 2,227,757    $ 2,641,822
   Adjustments to reconcile net income to
     net cash used by operating activities:
     Amortization and depreciation, net ........................................         9,672          8,293          4,147
     Increase in investment in subsidiaries ....................................    (1,654,888)    (2,593,893)    (5,476,975)
     Change in amounts due to/from subsidiaries ................................      (505,718)    (1,863,217)     2,904,984
     Change in other assets and liabilities ....................................      (148,770)      (254,157)       200,050
                                                                                   -----------    -----------    -----------
Net cash (used by) provided from operating activities ..........................      (746,852)    (2,475,217)       274,028
                                                                                   -----------    -----------    -----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock ................................       770,477      1,972,254      1,355,465
     Proceeds from issuance of Series B preferred stock ........................          --        4,000,000           --
     Redemption of the Series A preferred stock ................................          --       (4,000,000)          --
     Redemption of note payable ................................................          --             --       (1,618,062)
     Change in short-term debt .................................................        68,000        400,000           --
                                                                                   -----------    -----------    -----------
 Net cash provided from (used by) financing activities .........................       838,477      2,372,254       (262,597)
                                                                                   -----------    -----------    -----------
 Net increase (decrease) in cash and cash equivalents ..........................        91,625       (102,963)        11,431
 Cash and cash equivalents:
 At beginning of year ..........................................................        19,870        111,495          8,532
                                                                                   -----------    -----------    -----------
 At end of year ................................................................   $   111,495    $     8,532    $    19,963
                                                                                   ===========    ===========    ===========
Supplemental disclosure of cash flow information: Cash paid during the year for:
      Interest .................................................................   $    14,593    $    38,650    $    96,289
                                                                                   ===========    ===========    ===========
      Income taxes .............................................................   $      --      $      --      $      --
                                                                                   =============  ===========    ===========


Supplemental schedule of non-cash investing and financing activities:

      On December 30, 1994, the Company redeemed the Series A preferred stock at a discount for part cash and issuance of a debenture (see Note 6).

      Liquidation preference                               $ 7,139,757
      Cash paid                                             (4,000,000)
      Fair value of debenture issued                        (1,618,062)
                                                           -----------
      Amount credited to retained earnings                 $ 1,521,695
                                                           ===========

                 See notes to consolidated financial statements

               Schedule III -- Supplementary Insurance Information

                    UNIVERSAL HOLDING CORP. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION


                                              1993          1994            1995
                                         ------------   ------------   ------------

Deferred policy acquisition costs ....   $ 11,104,667   $ 14,485,850   $ 16,610,280
                                         ============   ============   ============
Policyholder account balances ........   $105,090,827   $108,777,009   $118,608,836
                                         ============   ============   ============
Policy and contract claims ...........   $  9,446,904   $  9,533,289   $  9,374,815
                                         ============   ============   ============
Premiums and policyholder fees earned    $ 21,526,142   $ 40,324,480   $ 36,810,937
                                         ============   ============   ============
Net investment income ................   $  2,611,464   $  3,321,853   $  2,855,420
                                         ============   ============   ============
Claims and other benefits and
 change in future policy benefits ....   $ 13,172,366   $ 24,050,188   $ 22,367,066
                                         ============   ============   ============
Increase in deferred acquisition costs   $  1,383,272   $  2,977,769   $  3,363,353
                                         ============   ============   ============
Other operating expenses .............   $ 13,872,897   $ 24,486,049   $ 23,199,741
                                         ============   ============   ============


                                 EXHIBIT INDEX

Exhibit No.
- - -----------
     3(a) Restated Certificate of Incorporation, consisting of:

           (I)      Restated Certificate of Incorporation filed
                    October 4, 1993, is hereby incorporated by reference to Exhibit 3(a)(3) to Form 10-Q dated November 11, 1994.

           (ii)     Certificate of Correction of Restated
                    Certificate of Incorporation, dated December
                    13, 1993, is hereby incorporated by
                    reference to Exhibit 3(a)(2) to Form 10-K dated March 28, 1994.

           (iii)    Certificate of Amendment to Restated
                    Certificate of Incorporation relating to
                    Series B Preferred Stock, is hereby
                    incorporated by reference to Exhibit
                    3.2(III) to Form 8-K dated January 18, 1995.

     3(b) By-Laws, as amended, are hereby incorporated by reference to Exhibit
          3(b) to Form 10-K for 1989.

     4(a) Form of Warrant Certificate:

           (I)      for Warrants registered under the Exchange
                    Act of 1934, as amended, is hereby
                    incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated July 24,
                    1992; and

           (ii) for Warrants not so registered under the Exchange Act of 1934, is hereby incorporated by reference to Exhibit 4.2 to Form S-1 filed March 30, 1990, as amended by the Warrant Exchange Agreement dated July 15, 1992, filed as Exhibit 28(I) to Current Report on Form 8-K dated July 24, 1992.

10(a) Agreement dated March 7, 1994 among Registrant and Midland with Exhibit A is hereby incorporated by reference to Exhibit 10(d)(1) to Form 10-K for 1993.

10(b) Stock Subscription Agreement as of August 12, 1994, between Registrant and
      Wand/Universal L.P., as amended by Agreement dated November 23, 1994 is incorporated by reference to Exhibit 10(e) to Current Report on Form 8-K dated August 12, 1994 and Exhibit 10.4(1) to Current Report on Form 8-K dated January 18, 1995.

10(c) Financial Advisory Agreement as of September 1, 1994 between Registrant and Wand Partners L.P. is incorporated by reference to Exhibit 10(f) to Current Report on Form 8-K dated August 12, 1994.

10(d) Shareholder Agreement among the Registrant, Wand/Universal Investments
      L.P., Barasch Associates Limited Partners and Others, dated December 30, 1994 is incorporated by reference to Exhibit 10(d) to Form 10-K for 1994.

10(e) Special Commitments to the Superintendent of Insurance of the State of New
      York, dated January 6, 1995, signed by:

         (I)      the Registrant, American Progressive, BALP and NMRB Corp. and

         (ii)     WAND, Wand (Universal) Inc., David S. Callard and Bruce W.
                  Schnitzer

      are incorporated by reference to Exhibit 10(e) to Form 10-K for 1994.

10(f) Loan Agreement between Registrant and Country Bank, dated September 30,
      1994, incorporated by reference to Exhibit 10(e) of Form 10-Q dated November 11, 1994.

22    List of Subsidiaries:

                  Name                                Place of Incorporation
     ----------------------------------               ----------------------
     American Progressive Life & Health
       Insurance Company of New York                        New York
     American Pioneer Life Insurance Co.                    Florida
     Quincy Coverage Corporation                            New York
     WorldNet Services Corporation                          Florida
     WorldNet Services Corporation                          Ontario, Canada