Form 10-Q
period 1996-03-31
UNIVERSAL HOLDING CORP
filed 1996-05-15
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For The Period Ended March 31, 1996
                            Commission File #0-11321



                             UNIVERSAL HOLDING CORP.
             (Exact name of registrant as specified in its charter)




                    NEW YORK                            11-2580136
            ------------------------             --------------------------
            (State of Incorporation)             (I.R.S. Employer I.E. No.)


       Mt. Ebo Corporate Park, Brewster, NY                10509
     ----------------------------------------            ----------
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

                      Yes  |X|                       No |_|

     The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of May 3, 1996 were 6,970,877 and 676,481, respectively.

                             UNIVERSAL HOLDING CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                  Page No.
PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets at March 31, 1996
      and December 31, 1995                                          3

    Consolidated Statements of Operations for the three
      months ended March 31, 1996 and March 31, 1995                 4

    Consolidated Statements of Cash Flows for the three
      months ended March 31, 1996 and March 31, 1995                 5

    Notes to Consolidated Financial Statements                       6-8

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            9-11


PART II - OTHER INFORMATION                                          11

    Signature                                                        12

                                                       UNIVERSAL HOLDING CORP.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,     December 31,
                                                                                               1996            1995
                                                                                          -------------   -------------
                                                                                           (unaudited)
ASSETS:
Investments:
  Cash and cash equivalents, at cost which approximates fair value .....................  $  14,777,953   $  12,289,801
  Fixed maturities available for sale, at fair value (amortized cost $116,181,636 and
    $114,112,556) (Notes 5 and 6) ......................................................    114,468,164     116,428,921
  Equity securities, at fair value (cost $46,133 in 1996 and 1995) .....................         15,246          15,297
  Policy loans .........................................................................      5,745,943       5,622,136
  Mortgage loans .......................................................................      1,058,133       1,067,605
  Property tax liens ...................................................................        146,847         178,908
                                                                                          -------------   -------------

    Total investments ..................................................................    136,212,286     135,602,668

Accrued investment income ..............................................................      2,883,159       2,412,576
Deferred policy acquisition costs ......................................................     17,753,223      16,610,280
Amounts due from reinsurers ............................................................     20,476,091      17,635,580
Due and unpaid premiums ................................................................      2,075,886       2,826,833
Deferred income tax asset ..............................................................      2,337,085       1,328,314
Other assets ...........................................................................      6,268,175       6,578,136
                                                                                          -------------   -------------
    Total assets .......................................................................  $ 188,005,905   $ 182,994,387
                                                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Policyholder account balances ..........................................................  $ 125,914,922   $ 118,608,836
Reserves for future policy benefits ....................................................     21,411,265      22,099,350
Policy and contract claims-life ........................................................        772,606         693,679
Policy and contract claims-health ......................................................      8,395,395       8,681,136
Short-term debt ........................................................................        800,000         800,000
Notes payable ..........................................................................           --           369,698
Amounts due to reinsurers ..............................................................      1,293,859       1,294,295
Deferred revenues ......................................................................        568,207         638,293
Other liabilities ......................................................................      7,024,115       5,694,824
                                                                                          -------------   -------------

    Total liabilities ..................................................................    166,180,369     158,880,111
                                                                                          -------------   -------------

Commitments and contingencies ..........................................................           --              --
                                                                                          -------------   -------------

STOCKHOLDERS' EQUITY (Notes 7 and 8):
 Series B preferred stock ..............................................................      4,000,000       4,000,000
 Common stock (authorized 20,000,000, issued and outstanding 6,960,877 and 6,957,532) ..         69,609          69,575
 Common stock warrants (authorized, issued and outstanding 676,481 and 679,621) ........           --              --
 Additional paid-in capital ............................................................     15,853,110      15,849,542
 Retained earnings .....................................................................      3,107,103       2,825,508
 Net unrealized investment gain (loss) .................................................     (1,204,286)      1,369,651
                                                                                          -------------   -------------

    Total stockholders' equity .........................................................     21,825,536      24,114,276
                                                                                          -------------   -------------
    Total liabilities and stockholders' equity .........................................  $ 188,005,905   $ 182,994,387
                                                                                          =============   =============




                 See notes to consolidated financial statements

                             UNIVERSAL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1996           1995
                                                    ------------   -------------

REVENUES:
 Premiums and policyholder fees earned ...........  $  8,624,136   $  8,993,780
 Net investment income ...........................       860,846        836,792
 Realized gains on investments ...................        80,692         19,714
 Fee income ......................................     1,020,580        963,973
 Amortization of deferred revenue ................        70,085         41,276
                                                    ------------   ------------

   Total revenues ................................    10,656,339     10,855,535
                                                    ------------   ------------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Decrease in future policy  benefits .............       (38,850)    (1,098,221)
 Claims and other benefits .......................     5,481,569      5,668,456
 Increase in deferred policy acquisition costs ...      (741,706)      (681,228)
 Amortization of present value of future profits .          --           51,141
 Other operating costs and expenses ..............     5,627,783      6,322,956
                                                    ------------   ------------

   Total benefits, claims & other deductions .....    10,328,796     10,263,104
                                                    ------------   ------------

Operating income before Federal income taxes .....       327,543        592,431
Federal income tax expense .......................        45,948        201,426
                                                    ------------   ------------

Net income........................................  $    281,595   $    391,005
                                                    ============   ============

Earnings per common equivalent shares (Note 3): ..  $       0.03   $       0.03
                                                    ============   ============




                 See notes to consolidated financial statements

                             UNIVERSAL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Three months ended March 31,
                                                                                                     ------------------------------
                                                                                                         1996              1995
                                                                                                     -----------       ------------
Cash flows from operating activities:
  Net income .................................................................................      $    281,595       $    583,394
  Adjustments to reconcile net income to net cash provided by operating activities:
    Change in reserves for future policy benefits ............................................          (688,085)        (1,330,086)
    Change in policy and contract claims .....................................................          (206,814)          (492,573)
    Change in deferred policy aquisition costs ...............................................          (741,706)          (681,228)
    Amortization of present value of future profits ..........................................              --               51,141
    Change in deferred revenue ...............................................................           (70,086)           (41,276)
    Change in policy loans ...................................................................          (123,807)           (73,210)
    Change in accrued investment income ......................................................          (470,583)          (315,982)
    Change in reinsurance balances ...........................................................        (2,840,947)          (312,636)
    Realized gains on investments ............................................................           (80,691)           (19,714)
    Change in other assets and liabilities ...................................................         2,511,041          1,097,114
                                                                                                    ------------       ------------
Net cash used by operating activities ........................................................        (2,430,083)        (1,535,056)
                                                                                                    ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of  fixed maturities-available for sale ................................        18,237,258          4,856,819
   Proceeds from sale of  fixed maturities-held to maturity ..................................              --              496,940
   Proceeds from redemption of fixed maturities-available for sale ...........................         2,846,268            864,617
   Proceeds from redemption of fixed maturities-held to maturity .............................              --              420,894
   Cost of fixed maturities purchased-available for sale .....................................       (23,146,814)       (14,370,110)
   Cost of fixed maturities purchased-held to maturity .......................................              --             (252,891)
   Change in other invested assets ...........................................................            41,533           (101,960)
                                                                                                    ------------       ------------
 Net cash used by investing activities .......................................................        (2,021,755)        (8,085,691)
                                                                                                    ------------       ------------

 Cash flows from financing activities:
   Net proceeds from issuance of common stock ................................................             3,602          1,232,236
   Increase (decrease) in policyholder account balances ......................................         7,306,086           (712,081)
   Decrease in notes payable .................................................................          (369,698)        (1,618,062)
                                                                                                    ------------       ------------
Net cash provided from (used by) fnancing activities .........................................         6,939,990         (1,097,907)
                                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents .........................................        2 ,488,152        (10,718,654)
Cash and cash equivalents at beginning of period .............................................        12,289,801          6,420,763
                                                                                                    ------------       ------------
Cash and cash equivalents at end of period ...................................................      $ 14,777,953       $  5,702,109
                                                                                                    ============       ============

Supplemental cash flow information:
Cash paid during the year for interest .......................................................      $     21,214       $     15,983
                                                                                                    ============       ============
Cash paid during the year for income taxes ...................................................      $       --         $      8,705
                                                                                                    ============       ============





                 See notes to consolidated financial statements.

                             UNIVERSAL HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal Holding Corp. ("UHCO"), and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), Quincy Coverage Corp. ("Quincy") and WorldNet Services Corp. ("WorldNet").

     The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

2.   Federal Income Taxes

     The Company and its non life subsidiaries file a consolidated Federal income tax return. The life insurance subsidiaries file a separate consolidated Federal income tax return.

3.   Earnings Per Share

     Earnings per common equivalent share were computed by dividing the net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.

4.   Note Payable to Ontario Blue Cross

     On April 1, 1994 WorldNet purchased certain assets of Health Assistance for Travelers, Inc.("HAT") and an affiliated corporation for Can. $625,000 (approximately U.S. $470,000), payable over five years. WorldNet also executed an agreement with HAT and Ontario Blue Cross ("OBC") under which WorldNet subcontracted HAT's obligations under certain service contracts between HAT and OBC, and between HAT and other insurers. The note payable to HAT required annual payments of Can. $125,000 (approximately U.S. $94,000) plus accrued interest, beginning on April 1, 1994, and bore interest at 6%. In 1995, substantially all of the assets of OBC (including the shares of OBC's subsidiary HAT) were acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1995. At the same time, the Company wrote off certain corresponding assets, including the value of the service agreement, which assets amounted to approximately $145,000. The resulting net income from this transaction was approximately $225,000.

5.   Investments

     As of March 31, 1996 and December 31, 1995, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

     The amortized cost and fair value of debt securities classified as available for sale as of March 31, 1996 and December 31, 1995 are as follows:

                                                                   March 31, 1996
                                           ------------------------------------------------------------
                                                          Gross           Gross
                                            Amortized     Unrealized      Unrealized      Fair
Classification                              Cost          Gains           Losses          Value
                                           -------------  -------------   -------------   -------------

US Treasury securities and obligations of
  US government                            $  19,217,739  $     129,504   $    (365,700)  $  18,981,543
Foreign government debt securities             1,494,293         12,566         (18,278)      1,488,581
Corporate debt securities                     65,838,432      1,077,588      (1,497,746)     65,418,274
Mortgage-backed securities                    29,631,172        268,289      (1,319,695)     28,579,766
                                           -------------  -------------   -------------   -------------
                                           $ 116,181,636  $   1,487,947   $  (3,201,419)  $ 114,468,164
                                           =============  =============   =============   =============

                                                                December 31, 1995
                                           ------------------------------------------------------------
                                            Gross         Gross
                                            Amortized     Unrealized      Unrealized      Fair
Classification                              Cost          Gains           Losses          Value
                                           -------------  -------------   -------------   -------------

US Treasury securities and obligations of
  US government                            $  19,546,697  $     393,356   $    (150,445)  $  19,789,608
Corporate debt securities                     72,149,554      2,669,249        (294,300)     74,524,503
Mortgage-backed securities                    22,416,305        373,429        (674,924)     22,114,810
                                           -------------  -------------   -------------   -------------
                                           $ 114,112,556  $   3,436,034   $  (1,119,669)  $ 116,428,921
                                           =============  =============   =============   =============

     The amortized cost and fair value of fixed maturities at March 31, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized           Fair
Available for Sale:                                  Cost              Value
                                                  ------------      ------------
Due in 1 year or less                             $  5,824,898      $  5,849,043
Due after 1 year through 5 years                    24,636,633        24,833,683
Due after 5 years through 10 years                  28,988,872        29,178,895
Due after 10 years                                  19,592,261        18,765,976
Mortgage-backed securities                          37,138,972        35,840,567
                                                  ------------      ------------
                                                  $116,181,636      $114,468,164
                                                  ============      ============

6.   Financial Instruments with Concentrations of Credit Risk

     At March 31, 1996 and December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                                   March 31,       December 31,
                                                     1996             1995
                                                  ----------       ----------
Carrying value                                    $4,242,346       $5,092,566
                                                  ==========       ==========
Fair value                                        $4,242,346       $5,092,566
                                                  ==========       ==========
Percentage of total assets                               2.3%             2.8%
                                                  ==========       ==========

7.   Series B Preferred Stock

     The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares, par value $10,000 classified as Series B, issued and outstanding at March 31, 1996 and December 31, 1995. The Series B preferred stock carries no interest and is convertible into common stock at $2.25 per share.

8.   Stockholders' Equity

     Common Stock

     The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at March 31, 1996 and December 31, 1995 were 6,960,877 and 6,957,532, respectively.

     Common Stock Warrants

     At March 31, 1996 and December 31, 1995, the Company had 676,481 and 679,621 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 (the "Act"). The warrants have no par value and an exercise price to purchase common stock at $1.00 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Parent Company

     The Company has borrowed $800,000 under a term loan agreement with its commercial bank which matures on September 30, 1996. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. The loan bears interest at 2.0% over prime. The Company expects to refinance this loan when it matures.

     Insurance Subsidiaries

     American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of March 31, 1996 for the maintenance of authority to do business were $2,500,000 and $1,719,684, respectively, but substantially more than this is needed to permit continued writing of new business. At March 31, 1996 the statutory capital and surplus of American Progressive and American Pioneer were $8,281,792 and $13,127,966, respectively.

     At March 31, 1996, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $14,618,000 as well as fixed maturity securities carried at their fair values which amounted to $114,468,000 that could be readily converted to cash. These liquid investments' fair values totaled more than $129,086,000 and constituted approximately 95% of the Company's investments at March 31, 1996. At March 31, 1996, all of the Company's investments were income producing and current in interest and principal payments except for one bond with a carrying value of $297,500. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contained any off balance sheet risk or investments in other securities whose market values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

     WorldNet

     On April 1, 1994 WorldNet purchased certain assets of Health Assistance for Travelers, Inc.("HAT") and an affiliated corporation for Can. $625,000 (approximately U.S. $470,000), payable over five years. WorldNet also executed an agreement with HAT and Ontario Blue Cross ("OBC") under which WorldNet subcontracted HAT's obligations under certain service contracts between HAT and OBC, and between HAT and other insurers. The note payable to HAT required annual payments of Can. $125,000 (approximately U.S. $94,000) plus accrued interest, beginning on April 1, 1994, and bore interest at 6%. In 1995, substantially all of the assets of OBC (including the shares of OBC's subsidiary HAT) were acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1995. At the same time, the Company wrote off certain corresponding assets, including the value of the service agreement, which assets amounted to approximately $145,000. The resulting net income from this transaction was approximately $225,000.

Results of Operations

     Three Months Ended March 31, 1996

     The results of operations for the three months ended March 31, 1996 and 1995 include the operations of American Progressive, American Pioneer, WorldNet and Quincy.

     Net Income. For the three months ended March 31, 1996, the Company earned net income of approximately $282,000 resulting in an earnings per share applicable to common shareholders of $0.03. For the three months ended March 31, 1995, the Company reported net income of approximately $391,000 resulting in net income applicable to common shareholders of $0.03 per share.

     Revenues. Total revenues decreased approximately $199,000 to approximately $10,656,000 for the three months ended March 31, 1996 compared to total revenues of approximately $10,856,000 for the three months ended March 31, 1995. Premiums and policyholder fees earned decreased approximately $370,000. Increase in premiums at American Progressive for senior market supplemental health was approximately $377,000 (gross premiums increased $655,000 while premiums ceded to reinsurers increased $278,000) and for New York State DBL was $177,000, while American Pioneer's increase in life premiums amounted to approximately $326,000 (gross premiums increased $498,000 while premiums ceded increased $172,000). In addition, premium income in the NAIU special accident health pool participated in by American Progressive increased approximately $408,000. The increase in these premiums of $1,288,000 was offset by the decrease of approximately $1,658,000 in American Pioneer and American Progressive's runoff lines of business, particularly major hospital and major medical insurance. Net investment income increased approximately $24,000 while realized gains on investments increased approximately $61,000 to a gain of approximately $81,000, compared to a gain of approximately $20,000 for the same period last year.

     Fee income for the three months ended March 31, 1996 increased approximately $57,000 which reflects the takedown of the $370,000 note payable by WorldNet to OBC. The increase was offset by a decrease of $313,000 relating to the reduction in fees earned by WorldNet on the OBC service agreement which was canceled. For the three months ended March 31, 1996, the Company amortized approximately $70,000 of the deferred revenue compared to $41,000 amortized in the same period in 1995, which increase is due to the inclusion of the deferred revenue generated by the reinsurance of major hospital business in June, 1995.

     Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $66,000 to $10,329,000 for the three months ended March 31, 1996. The change in future policy benefits amounted to an increase of approximately $1,059,000. The change in reserves for the three months ended March 31, 1996 was a decrease of $39,000 compared to the change in reserves decrease for the three months ended March 31, 1995 of $1,098,000. This decrease in the change of reserves is directly related to the increase in unearned premium reserves resulting from the increase in senior market supplemental health and NAIU premiums discussed above. Claims and other benefits decreased approximately $187,000 resulting from more favorable mortality in 1996 compared to 1995 ($161,000 decrease) and a reduction in health claims incurred by the Company ($26,000). The increase in the senior market supplemental health insurance, New York State DBL and NAIU premiums noted above generated an additional $400,000 in claims incurred at American Progressive. An increase in group dental claims at American Pioneer of approximately $338,000 was offset by the reduction in major hospital claims generated at American Pioneer ($764,000) due to the reinsurance of this business discussed above. Although the total claims incurred amount decreased, the overall accident & health loss ratio incurred by the Company increased from 63% to 70%, mostly in the New York State DBL and group dental lines of business.

     The change in deferred policy acquisition costs increased approximately $60,000 as a result of the increase in new supplemental health and life insurance business production noted above. Other operating costs and expenses decreased approximately $695,000. Expenses incurred by the insurance subsidiaries during 1996 decreased by approximately $241,000. Commissions, new business expenses and premium taxes decreased approximately $109,000, while the general overhead expenses decreased approximately $132,000. The remaining decrease of $454,000 results from the decrease of continuing operation expenses incurred by WorldNet (approximately $356,000 resulting from the decrease in fee revenue) and by the Parent Company (approximately $98,000).

     Due to the utilization of net operating loss carryforwards at American Pioneer in 1995, the present value of future profits was written off in 1995, thereby eliminating this expense in 1996. Amortization of the present value of future profits was approximately $51,000 in the three months of 1995.

Investments

     The Company invests its funds primarily in fixed income securities and has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of March 31, 1996 and December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities of approximately $4,242,000 and $5,093,000, respectively. These holdings amounted to 3.1% of total investments and 2.3% of total assets at March 31, 1996 compared to 3.8% of total investments and 2.8% of total assets at December 31, 1995.


                           PART II - OTHER INFORMATION



                                      NONE

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNIVERSAL HOLDING CORP.




                                   By:/s/Robert A. Waegelein
                                      ---------------------------
                                      Robert A. Waegelein
                                      Senior Vice President
                                      Chief Financial Officer


Date:  May 14, 1996