Form 10-Q
period 1995-06-30
UNIVERSAL HOLDING CORP
filed 1996-08-15
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1996
                            COMMISSION FILE #0-11321

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW YORK                             11-2580136
            -----------------------               -------------------------
            (State of Incorporation)              (I.R.S. Employer I.E. No.)

     Mt. Ebo Corporate Park, Brewster, NY                   10509
   ----------------------------------------              ---------
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

                           Yes   [X]      No [ ]

     The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of August 1, 1996 were 6,975,877 and 671,481, respectively.

                       UNIVERSAL AMERICAN FINANCIAL CORP.

                                    FORM 10-Q

                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Consolidated Balance Sheets at June 30, 1996 and
           December 31, 1995 ...........................................      3

         Consolidated Statements of Operations for the six months
           ended June 30, 1996 and June 30, 1995 .......................      4

         Consolidated Statements of Operations for the three months
           ended June 30, 1996 and June 30, 1995 .......................      5

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 1996 and June 30, 1995 .......................      6

         Notes to Consolidated Financial Statements ....................    7-9

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................  10-13

PART II - OTHER INFORMATION ............................................     13

         Signature .....................................................     14



                                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,      December  31,
                                                                                                  1996            1995
                                                                                                --------      -------------
                                                                                               (unaudited)

ASSETS:
Investments:
  Cash and cash equivalents, at cost which approximates market .........................      $ 11,264,123    $ 12,289,801
   Fixed maturities (Notes 5 and 6):
    Available for sale, at market value (amortized cost $123,683,524 and $114,112,556) .       120,481,805     116,428,921
  Equity securities, at market value (cost $46,133 and $46,133) ........................            15,297          15,297
  Policy loans..........................................................................         5,821,683       5,622,136
  Mortgage loans........................................................................           990,179       1,067,605
  Property tax liens....................................................................           131,729         178,908
                                                                                              ------------    ------------

       Total investments................................................................       138,704,816     135,602,668

Accrued investment income...............................................................         2,774,995       2,412,576
Deferred policy acquisition costs.......................................................        18,477,460      16,610,280
Amounts due from reinsurers.............................................................        23,303,036      17,635,580
Due and unpaid premiums.................................................................         2,397,339       2,826,833
Deferred income tax asset...............................................................         1,924,363       1,328,314
Other assets............................................................................         5,536,853       6,578,136
                                                                                              ------------    ------------
       Total assets.....................................................................      $193,118,862    $182,994,387
                                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Policyholder account balances...........................................................      $130,685,742    $118,608,836
Reserves for future policy benefits.....................................................        22,171,023      22,099,350
Policy and contract claims-life.........................................................           991,745         693,679
Policy and contract claims-health.......................................................         8,024,968       8,681,136
Short-term debt ........................................................................           800,000         800,000
Notes payable  .........................................................................              --           369,698
Amounts due to reinsurers...............................................................         5,694,043       1,294,295
Deferred revenues.......................................................................           498,122         638,293
Other liabilities ......................................................................         3,971,698       5,694,824
                                                                                              ------------    ------------
       Total liabilities  ..............................................................       172,837,341     158,880,111
                                                                                              ------------    ------------
Commitments and contingencies...........................................................              --              --
                                                                                              ------------    ------------
STOCKHOLDERS' EQUITY (Notes 8 and 9):
 Series B preferred stock...............................................................         4,000,000       4,000,000
 Common stock (authorized 20,000,000, issued and outstanding 6,975,877 and 6,957,532)               69,759          69,575
 Common stock warrants (authorized, issued and outstanding 671,481 and 679,621) ........              --              --
 Additional paid-in capital.............................................................        15,882,960      15,849,542
 Retained earnings......................................................................         3,230,530       2,825,508
 Net unrealized investment gain (loss) .................................................        (2,901,728)      1,369,651
                                                                                              ------------    ------------
       Total stockholders' equity.......................................................        20,281,521      24,114,276
                                                                                              ------------    ------------
       Total liabilities and stockholders' equity.......................................      $193,118,862    $182,994,387
                                                                                              =============   ============

                 See notes to consolidated financial statements



                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             Six months ended June 30,
                                                                                           -----------------------------
                                                                                               1996              1995
                                                                                           -----------        ----------
REVENUES:
 Premiums and policyholder fees earned..................................................  $ 17,360,296       $ 17,984,886
 Net investment income..................................................................     1,602,531          1,652,523
 Realized gains on investments .........................................................        94,937            402,337
 Fee income.............................................................................     1,632,080          1,870,431
 Amortization of deferred revenue.......................................................       140,170             82,552
                                                                                         -------------       ------------

     Total revenues.....................................................................   20,830,014          21,992,729
                                                                                         ------------        ------------
BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase (decrease) in future policy benefits..........................................        42,221         (2,029,055)
 Claims and other benefits..............................................................    10,897,903         12,052,142
 Increase in deferred acquisition costs.................................................    (1,326,051)        (1,612,998)
 Amortization of present value of future profits........................................          --              102,282
 Other operating costs and expenses.....................................................    10,701,387         11,830,146
                                                                                          ------------       ------------

     Total benefits, claims & other deductions..........................................    20,315,460         20,342,517
                                                                                          ------------       ------------

Operating income before federal income taxes............................................       514,554          1,650,212
Federal income tax expense..............................................................       109,532            561,072
                                                                                          ------------       ------------

Net income..............................................................................  $    405,022       $  1,089,140
                                                                                          ============       ============

Earnings per common equivalent shares (Note 3): ........................................  $       0.04       $       0.10
                                                                                          ============       ============

                 See notes to consolidated financial statements

                                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)


                                                                   Three months ended June 30,
                                                                   ---------------------------
                                                                       1996            1995
                                                                   ------------    ------------

REVENUES:
 Premiums and policyholder fees earned .........................   $  8,736,160    $  8,991,106
 Net investment income .........................................        741,685         815,731
 Realized gains (losses) on investments ........................         14,245         382,623
 Fee income ....................................................        611,500         906,458
 Amortization of deferred revenue ..............................         70,085          41,276
                                                                   ------------    ------------

     Total revenues ............................................     10,173,675      11,137,194
                                                                   ------------    ------------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 (Decrease) increase in future policy benefits .................         81,071        (930,834)
 Claims and other benefits .....................................      5,416,334       6,383,686
 Increase in deferred acquisition costs ........................       (584,345)       (931,770)
 Amortization of present value of future profits ...............           --            51,141
 Other operating costs and expenses ............................      5,073,604       5,507,190
                                                                   ------------    ------------

     Total benefits, claims & other  deductions ................      9,986,664      10,079,413
                                                                   ------------    ------------

Operating income before federal income taxes ...................        187,011       1,057,781
Federal income tax expense .....................................         63,584         359,646
                                                                   ------------    ------------

Net income .....................................................   $    123,427    $    698,135
                                                                   ============    ============

Earnings per common equivalent shares (Note 3): ................   $       0.01    $       0.07
                                                                   ============    ============




                 See notes to consolidated financial statements

                                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)



                                                                                                Six months ended June 30,
                                                                                                -------------------------
                                                                                                  1996            1995
                                                                                                  -----           -----
Cash flows from operating activities:
  Net income ...............................................................................  $    405,022    $  1,089,140
  Adjustments to reconcile net income to net cash provided by operating activities:
     Change in reserves for future policy benefits .........................................        71,673      (1,162,788)
     Change in policy and contract claims ..................................................      (358,102)       (325,708)
     Change in deferred acquisition costs ..................................................    (1,326,051)     (1,612,998)
     Amortization of present value of future profits .......................................          --           102,282
     Change in deferred revenue ............................................................      (140,171)        (82,552)
     Change in policy loans ................................................................      (199,547)        (53,099)
     Change in accrued investment income ...................................................      (362,419)        (71,409)
     Change in reinsurance balances ........................................................    (1,267,708)       (690,774)
     Realized gains on investments .........................................................       (94,937)       (402,338)
     Change in other assets and liabilities ................................................       (99,104)      1,320,145
                                                                                              ------------    ------------
Net cash used by operating expenses ........................................................    (3,371,344)     (1,890,099)
                                                                                              ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of fixed maturities-available for sale ...............................     23,402,914      21,594,268
   Proceeds from sale of fixed maturities-held to maturity .................................          --           928,180
   Proceeds from redemption of fixed maturities-available for sale .........................     4,721,789       1,901,418
   Proceeds from redemption of fixed maturities-held to maturity ...........................          --           645,396
   Cost of fixed maturities purchased-available for sale ...................................   (37,649,452)    (31,700,865)
   Cost of fixed maturities purchased-held to maturity .....................................          --          (277,891)
   Proceeds from sale of equity securities .................................................       506,250            --
   Cost of equity securities purchased .....................................................      (501,250)           --
   Change in other invested assets .........................................................       124,605         (47,160)
                                                                                               -----------    ------------
Net cash used by investing activities ......................................................    (9,395,144)     (6,956,654)
                                                                                               -----------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock ...............................................        33,602       1,211,786
  Increase (decrease) in policyholder account balances .....................................    12,076,906        (402,461)
  Decrease in notes payable ................................................................      (369,698)     (1,618,062)
                                                                                              ------------    ------------
Net cash provided (used by) from financing activities ......................................    11,740,810        (808,737)
                                                                                              ------------    ------------

Net decrease in cash and cash equivalents ..................................................    (1,025,678)     (9,655,490)
Cash and cash equivalents at beginning of period ...........................................    12,289,801      16,420,763
                                                                                              ------------    ------------
Cash and cash equivalents at end of period .................................................  $ 11,264,123    $  6,765,273
                                                                                              ============    ============

Supplemental cash flow information:

Cash paid during the year for interest .....................................................  $     42,169    $     52,330
                                                                                              ============    ============
Cash paid during the year for income taxes .................................................  $       --      $       --
                                                                                              ============    ============

                 See notes to consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal American Financial Corp. ("Universal", formerly Universal Holding Corp.), and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), Quincy Coverage Corp. ("Quincy") and WorldNet Services Corp. ("WorldNet").

     Effective July 2, 1996, the Company changed its name from Universal Holding Corp. to Universal American Financial Corp. The Company's common stock and common stock warrants continue to trade under the symbols UHCO and UHCOW on the Nasdaq Stock Market.

     The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

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

5. INVESTMENTS

     As of June 30, 1996 and December 31, 1995, fixed maturity securities are classified as available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

     The amortized cost and fair value of fixed maturities as of June 30, 1996 and December 31, 1995 are as follows:



                                                                        June 30, 1996
                                                -------------------------------------------------------------
                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized          Fair
Classification                                      Cost           Gains           Losses            Value
- --------------                                 ------------     ----------      ----------       ------------

US Treasury securities and obligations of
  US government                                $ 18,730,015      $  64,614      $ (542,204)      $ 18,252,425
Foreign government debt securities                1,492,415          2,319         (27,562)         1,467,172
Corporate debt securities                        69,982,315        804,473      (2,084,644)        68,702,144
Mortgage-backed securities                       33,478,779        214,468      (1,633,183)        32,060,064
                                               ------------     ----------      ----------       ------------
                                               $123,683,524     $1,085,874     $(4,287,593)      $120,481,805
                                               ============     ==========     ============      ============


                                                                       December 31, 1995
                                               ---------------------------------------------------------------
                                                                   Gross           Gross
                                                 Amortized       Unrealized      Unrealized          Fair
Classification                                     Cost            Gains           Losses            Value
- --------------                                 ------------     ----------      ----------       ------------

US Treasury securities and obligations of
  US government                                $ 19,546,697     $  393,356      $ (150,445)      $ 19,789,608
Corporate debt securities                        72,149,554      2,669,249         294,300)        74,524,503
Mortgage-backed securities                       22,416,305        373,429        (674,924)        22,114,810
                                               ------------    -----------      -----------      ------------
                                               $114,112,556     $3,436,034      $(1,119,669)     $116,428,921
                                               ============     ==========      ===========      ============


     The amortized cost and fair value of fixed maturities at June 30, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized           Fair
                                                 Cost             Value
                                            ------------      ------------
Due in 1 year or less                       $  4,751,630      $  4,764,945
Due after 1 year through 5 years.             25,058,309        24,973,559
Due after 5 years through 10 years            32,790,329        32,471,862
Due after 10 years                            22,654,610        21,644,090
Mortgage-backed securities                    38,428,646        36,627,349
                                            ------------      ------------
                                            $123,683,524      $120,481,805
                                            ============      ============

6. FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

     At June 30, 1996 and December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                            June 30,         December 31,
                                             1996               1995
                                          -----------        -----------
Carrying value                            $ 3,677,618        $ 5,092,566
                                          ===========        ===========
Fair value                                $ 3,677,618        $ 5,092,566
                                          ===========        ===========
Percentage of total assets                        1.9%               2.8%
                                          ===========        ===========

7. SERIES B PREFERRED STOCK

     The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares, par value $10,000 classified as Series B, issued and outstanding at June 30, 1996 and December 31, 1995. The Series B preferred stock carries no interest and is convertible into common stock at $2.25 per share.

8. STOCKHOLDERS' EQUITY

Common Stock

     The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at June 30, 1996 and December 31, 1995 were 6,975,877 and 6,957,532, respectively.

Common Stock Warrants

     At June 30, 1996 and December 31, 1995, the Company had 671,481 and 679,621 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 (the "Act"). The warrants have no par value and an exercise price to purchase common stock at $1.00 per share.

     The Company also has 2,015,760 outstanding common stock warrants which are not registered under the Securities Exchange Act of 1934. The exercise price of these warrants is $1.00 and expire on December 31, 1999.

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

Insurance Subsidiaries

     American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of June 30, 1996 for the maintenance of authority to do business were $2,500,000 and $1,720,071, respectively, but substantially more than this is needed to permit continued writing of new business. At June 30, 1996 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive and American Pioneer were $8,529,875 and $14,070,099, respectively.

     At June 30, 1996, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $11,264,000, as well as fixed maturity securities carried at their fair values which amounted to $120,481,000 that could be readily converted to cash. These liquid investments totaled more than $131,745,000 and constituted approximately 95% of the Company's investments at June 30, 1996. At June 30, 1996, one fixed maturity with a carrying value of $290,000 was non-income producing, all of the Company's other investments were current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contained any off balance sheet risk or investments in other securities whose market values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996

     NET INCOME. For the six months ended June 30, 1996, the Company earned net income of $405,000 resulting in an earnings per share applicable to common shareholders of $0.04. For the six months ended June 30, 1995, the Company reported net income of $1,089,000 resulting in net income applicable to common shareholders of $0.10 per share.

     REVENUES. Total revenues decreased $1,163,000 to $20,830,000 for the six months ended June 30, 1996 compared to total revenues of $21,993,000 for the six months ended June 30, 1995. Premiums and policyholder fees earned decreased $625,000. Increase in premiums at American Progressive for senior market supplemental health was $955,000 (gross premiums increased $1,633,000 while premiums ceded to reinsurers increased $678,000) and for New York State DBL was $234,000. American Pioneer's increase in premiums for life insurance amounted to $874,000 (gross premiums increased $2,477,000 while premiums ceded to reinsurers increased $1,603,000) and for group dental amounted to $219,000. In addition, premium income in the NAIU special accident pool participated in by American Progressive increased $289,000 to $2,694,000. (In August, 1996, the Company notified the accident pool of its intention to withdraw effective December 31, 1996.) The increase in these premiums of $2,571,000 was offset by the decrease of $3,196,000 in American Pioneer and American Progressive's runoff lines of business, particularly major hospital and other health premiums inforce. Net investment income decreased $50,000, while realized gains on investments decreased $307,000 to a gain of $95,000, compared to a gain of $402,000 for the same period last year, primarily due to rising interest rates in 1996.

     Fee income for the six months ended June 30, 1996 decreased $238,000 which decrease reflects the fees earned by WorldNet, primarily as a result of the termination of the OBC contract. For the six months ended June 30, 1996, the Company recognized $140,000 of the deferred revenue compared to $83,000 recognized in the same period in 1995, which increase is due to the inclusion of the deferred revenue generated by the reinsurance of the major hospital business in June, 1995.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions decreased $27,000 to $20,315,000 for the six months ended June 30, 1996. The change in future policy benefits amounted to an increase of $2,071,000. The increase in reserves for the six months ended June 30, 1996 was $42,000 compared to a decrease of $2,029,000 for the six months ended June 30, 1995. This increase in the change in reserves is primarily related to the increase in unearned premium reserves resulting from the increase in senior market supplemental health premiums discussed above. Claims and other benefits decreased approximately $1,154,000 resulting from the reduction of $1,704,000 major hospital health claims incurred at American Pioneer due to the reinsurance of this block in June, 1995. This reduction was offset by an increase in the senior market supplemental health claims of $412,000 and in group dental claims of $138,000.

     The increase in deferred acquisition costs decreased $287,000 as a result of a decrease in the amount of deferrable general expenses and an increase in the amortization of the deferred acquisition cost asset. Other operating costs and expenses decreased $1,129,000. Expenses incurred by the insurance subsidiaries during 1995 exceeded the 1996 amount by $243,000. Commissions and new business expenses and premium taxes increased $128,000, while the general overhead expenses decreased $371,000. The remaining decrease of $886,000 results from a decrease of continuing operation expenses incurred by WorldNet ($669,000 resulting from decrease in fee revenue) and a decrease by the Parent Company ($217,000). Amortization of the present value of future profits was approximately $102,000 in the first six months of 1995.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996

     NET INCOME. For the three months ended June 30, 1996, the Company earned net income of $123,000 resulting in an earnings per share applicable to common shareholders of $0.01. For the three months ended June 30, 1995, the Company reported net income of $698,000 resulting in net income applicable to common shareholders of $0.07 per share.

     REVENUES. Total revenues decreased $963,000 to $10,174,000 for the three months ended June 30, 1996 compared to total revenues of $11,137,000 for the three months ended June 30, 1995. Premiums and policyholder fees earned decreased $255,000. Increase in premiums at American Progressive for senior market supplemental health was $577,000 (gross premiums increased $977,000 while premiums ceded to reinsurers increased $400,000) and for New York State DBL was $58,000. American Pioneer's increase in premiums for life insurance amounted to $547,000 (gross premiums increased $1,979,000 while premiums ceded to reinsurers increased $1,432,000) and for group dental amounted to $244,000. The increase in these premiums of $1,426,000 was offset by the decrease of $1,563,000 in American Pioneer and American Progressive's runoff lines of business, particularly major hospital and other health premiums inforce. In addition, premium income in the NAIU special accident pool participated in by American Progressive decreased $118,000. Net investment income decreased $74,000, while realized gains on investments decreased $368,000 to a gain of $14,000, compared to a gain of $382,000 for the same period last year, primarily due to rising interest rates in 1996.

     Fee income for the three months ended June 30, 1996 decreased $295,000 which decrease reflects the fees earned by WorldNet, primarily as a result of the termination of the OBC contract. For the three months ended June 30, 1996, the Company recognized $70,000 of the deferred revenue compared to $41,000 recognized in the same period in 1995, which increase is due to the inclusion of the deferred revenue generated by the reinsurance of the major hospital business in June, 1995.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions decreased $93,000 to $9,987,000 for the three months ended June 30, 1996. The change in future policy benefits amounted to an increase of $1,012,000. The increase in reserves for the three months ended June 30, 1996 was $81,000 compared to a decrease of $931,000 for the three months ended June 30, 1995. This increase in the change in reserves is primarily related to the increase in unearned premium reserves resulting from the increase in senior market supplemental health premiums discussed above. Claims and other benefits decreased approximately $967,000 resulting from the reduction of $940,000 in major hospital health claims due to the reinsurance of this block in June, 1995 and $99,000 in group dental claims incurred at American Pioneer. This reduction was offset by an increase in the senior market supplemental health claims of $173,000 and in life mortality of $165,000. In addition, claims incurred at NAIU decreased $266,000.

     The increase in deferred acquisition costs decreased $348,000 as a result of a decrease in the amount of deferrable general expenses and an increase in the amortization of the deferred acquisition cost asset. Other operating costs and expenses decreased $434,000. Expenses incurred by the insurance subsidiaries during 1996 were primarily the same as 1995. However, commissions, new business expenses and premium taxes increased $236,000, while the general overhead expenses decreased $239,000. The remaining decrease of $431,000 results from a decrease of continuing operation expenses incurred by WorldNet ($312,000 resulting from decrease in fee revenue) and a decrease by the Parent Company ($119,000). Amortization of the present value of future profits was approximately $51,000 in the first six months of 1995.

INVESTMENTS

     The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, which laws prescribe the nature, quality of and limitations on various types of investments which may be made. Current policy is to invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of Baa3 (Moody's) or BBB- (Standard & Poors) or better with the intent to hold them for long term investment. However, as a result of changes in economic factors, such as changes in interest rates, cash flow needs or regulatory issues, the Company may from time to time decide to sell securities prior to their scheduled maturities.

     The Company has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of June 30, 1996 and December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities of approximately $3,678,000 and $5,093,000, respectively. These holdings amounted to 2.7% of total investments and 1.9% of total assets at June 30, 1996 compared to 3.8% of total investments and 2.8% of total assets at December 31, 1995.

                           ---------------------------

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders on June 20, 1996, at which two matters were voted upon.

     1. Election of Directors:

        Michael A. Barasch, David F. Bolger and Walter L. Harris were re-elected as directors to serve until the annual meeting of stockholders in 1999. Bertram Harnett was elected as a director for a term expiring in 1998. In addition to these elected directors, the following directors continue to serve as directors of the Company:
        Richard A.  Barasch,  Stuart  Becker,  Harry B. Henshel and Patrick J.
        McLaughlin (terms expire in 1997); Mark M. Harmeling and Marvin Barasch (terms expire in 1998).

     2. Amendment to Change the Company's Name:

        An amendment to change the Company's name from Universal Holding Corp. to Universal American Financial Corp. was approved.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIVERSAL AMERICAN FINANCIAL CORP.

                                   By: /s/ ROBERT A. WAEGELEIN
                                      -------------------------------
                                           Robert A. Waegelein
                                           Senior Vice President
                                           Chief Financial Officer

Date: August 14, 1996