Form 10-Q
period 1996-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1996-11-14
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For The Period Ended September 30, 1996
                            Commission File #0-11321

                       UNIVERSAL AMERICAN FINANCIAL CORP.
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

                           Yes    X           No____

      The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of November 1, 1996 were 7,043,221 and 671,481, respectively.

                       UNIVERSAL AMERICAN FINANCIAL CORP.

                                    FORM 10-Q

                                    CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

            Consolidated Balance Sheets at September 30, 1996 and
              December 31, 1995                                            3

            Consolidated Statements of Operations for the nine
              months ended September 30, 1996 and September 30,
              1995                                                         4

            Consolidated Statements of Operations for the three
              months ended September 30, 1996 and September 30,
              1995                                                         5

            Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1996 and September 30,
              1995                                                         6

            Notes to Consolidated Financial Statements                     7-9

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-13

PART II - OTHER INFORMATION                                                14

            Signature                                                      14

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,      December 31,
                                                            1996              1995
                                                        (unaudited)
                                                       -------------      ------------
ASSETS:
Investments:
   Cash and cash equivalents, at cost which
     approximates market .........................     $  12,564,739      $ 12,289,801
   Fixed maturities (Notes 5 and 6):
      Available for sale, at fair value (amortized
      cost $122,946,062 and $114,112,556) ........       120,516,504       116,428,921
   Equity securities, at fair value (cost $46,133)            18,353            15,297
   Policy loans ..................................         6,163,038         5,622,136
   Property tax liens ............................           131,729           178,908
   Mortgage loans ................................           883,884         1,067,605
                                                       -------------      ------------
Total investments ................................       140,278,247       135,602,668

Accrued investment income ........................         3,131,484         2,412,576
Amounts due from reinsurers ......................        25,025,702        17,635,580
Due and unpaid premiums ..........................         2,355,120         2,826,833
Deferred policy acquisition costs ................        18,782,328        16,564,420
Deferred income tax asset ........................         1,875,348         1,328,314
Other assets .....................................         7,882,791         6,623,996
                                                       -------------      ------------
     Total assets ................................     $ 199,331,020      $182,994,387
                                                       =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Policyholder account balances ....................     $ 133,233,886      $118,608,836
Reserves for future policy benefits ..............        24,140,441        22,099,350
Policy and contract claims-life ..................           847,718           693,679
Policy and contract claims-health ................         7,765,960         8,681,136
Short-term debt ..................................           800,000           800,000
Notes payable ....................................              --             369,698
Amounts due to reinsurers ........................         7,524,510         1,294,295
Deferred revenue .................................           428,038           638,293
Other liabilities ................................         3,475,063         5,694,824
                                                       -------------      ------------
     Total liabilities ...........................       178,215,616       158,880,111
                                                       -------------      ------------
STOCKHOLDERS' EQUITY (Notes 7 and 8):
 Series B preferred stock ........................         4,000,000         4,000,000
 Common stock (authorized 20,000,000,
 issued and outstanding 7,006,221 and 6,957,532) .            70,062            69,575
 Common stock warrants (authorized, issued and
     outstanding 671,481 and 679,621) ............              --                --
 Additional paid-in capital ......................        15,918,904        15,849,542
 Retained earnings ...............................         3,331,784         2,825,508
 Net unrealized investment gains (losses) ........        (2,205,346)        1,369,651
                                                       -------------      ------------
     Total stockholders' equity ..................        21,115,404        24,114,276
                                                       -------------      ------------
Total liabilities and stockholders' equity .......     $ 199,331,020      $182,994,387
                                                       =============      ============

            See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Nine months ended September 30,
                                                      1996              1995
                                                 ------------      ------------
REVENUES:
 Premiums and policyholder fees earned ......... $ 28,231,838      $ 28,145,711
 Net investment income .........................    2,233,461         2,116,364
 Realized gains on investments .................      173,133           616,721
 Fee income ....................................    2,270,608         2,580,266
 Amortization of deferred revenue ..............      210,254           163,377
                                                 ------------      ------------

     Total revenue .............................   33,119,294        33,622,439
                                                 ------------      ------------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase (decrease) in future policy benefits .    1,077,154        (1,284,357)
 Claims and other benefits .....................   16,678,786        17,530,820
 Increase in deferred acquisition costs ........   (1,755,621)       (2,642,376)
 Amortization of present value of future profits         --             153,423
 Other operating costs and expenses ............   16,454,156        17,729,208
                                                 ------------      ------------

     Total benefits, claims & other deductions .   32,454,475        31,486,718
                                                 ------------      ------------

Operating income before income taxes ...........      664,819         2,135,721

Provision for income taxes .....................      158,543           726,145
                                                 ------------      ------------

Net income .....................................      506,276         1,409,576
                                                 ============      ============
Earnings per common equivalent shares (Note 3):  $       0.05      $       0.13
                                                 ============      ============

            See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended September 30,
                                                      1996              1995
                                                 ------------      ------------
REVENUES:
 Premiums and policyholder fees earned ......... $ 10,871,542      $ 10,160,825
 Net investment income .........................      630,930           463,841
 Realized gains (losses) on investments ........       78,196           214,384
Fee income .....................................      638,528           709,835
 Amortization of deferred revenue ..............       70,084            80,825
                                                 ------------      ------------

     Total revenue .............................   12,289,280        11,629,710
                                                 ------------      ------------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase in future policy benefits ............    1,034,933           744,698
 Claims and other benefits .....................    5,780,883         5,478,678
 Increase in deferred acquisition costs ........     (429,570)       (1,029,378)
 Amortization of present value of future profits         --              51,141
 Other operating costs and expenses ............    5,752,769         5,899,062
                                                 ------------      ------------

     Total benefits, claims & other deductions .   12,139,015        11,144,201
                                                 ------------      ------------

Operating income before income taxes ...........      150,265           485,509

Provision for income taxes .....................       49,011           165,073
                                                 ------------      ------------

Net income .....................................      101,254           320,436
                                                 ============      ============

Earnings per common equivalent shares (Note 3):  $       0.01      $       0.03
                                                 ============      ============

            See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine months ended September 30,
                                                              1996              1995
                                                         ------------      ------------
Cash flows from operating activities:
 Net income ........................................     $    506,276      $  1,409,576
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Change in reserves for future policy benefits ...        2,041,091          (959,656)
   Change in policy and contract claims ............         (761,137)         (860,617)
   Change in deferred acquisition costs ............       (1,755,621)       (2,642,376)
   Amortization of present value of future profits .             --             153,423
   Change of deferred revenue ......................         (210,255)         (163,377)
   Change in policy loans ..........................         (540,902)         (389,095)
   Change in accrued investment income .............         (718,908)         (308,945)
   Change in reinsurance balances ..................       (1,159,907)       (1,232,552)
   Realized gains on investments ...................         (173,133)         (616,721)
   Change in other assets & liabilities ............       (2,739,114)         (807,008)
                                                         ------------      ------------
Net cash used by operating expenses ................       (5,511,610)       (6,417,348)
                                                         ------------      ------------
Cash flows from investing activities:
   Proceeds from sale of fixed maturities-
     available for sale ............................       28,789,369        31,480,237
   Proceeds from sale of fixed maturities-
     held to maturity ..............................             --             928,180
   Proceeds from redemption of fixed maturities-
     available for sale ............................        8,073,216         6,546,371
   Proceeds from redemption of fixed maturities-
     held to maturity ..............................             --           1,934,886
   Cost of fixed maturities purchased-
     available for sale ............................      (45,637,138)      (44,498,774)
   Cost of fixed maturities purchased-held
     to maturity ...................................             --            (795,741)
   Proceeds from sale of equity securities .........          506,250              --
   Cost of equity securities purchased .............         (501,250)             --
   Change in other invested assets .................          230,900           (12,071)
                                                         ------------      ------------
Net cash used by investing activities ..............       (8,538,653)       (4,416,912)
                                                         ------------      ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock ..........           69,849         1,214,036
   Increase in policyholder account balances .......       14,625,050         5,231,317
   Change in notes payable .........................         (369,698)       (1,618,062)
                                                         ------------      ------------
Net cash provided from financing activities ........       14,325,201         4,827,291
                                                         ------------      ------------
Net increase (decrease) in cash and cash equivalents          274,938        (6,006,969)
Cash and cash equivalents at beginning of period ...       12,289,801        16,420,763
                                                         ------------      ------------
Cash and cash equivalents at end of period .........     $ 12,564,739      $ 10,413,794
                                                         ============      ============
Supplemental cash flow information:
Cash paid during the year for interest .............     $     63,125      $     74,525
                                                         ============      ============
Cash paid during the year for income taxes .........     $       --        $       --
                                                         ============      ============
Supplemental disclosure of non-cash
     investing activities:
Implementation of Statement 115
Transfer of securities available for
     sale to held to maturity ......................     $       --        $       --
                                                         ============      ============
Transfer of securities held to maturity to
     available for sale ............................     $       --        $       --
                                                         ============      ============

            See notes to unaudited consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      Effective July 2, 1996, the Company changed its name from Universal Holding Corp. to Universal American Financial Corp. The Company's common stock and common stock warrants continue to trade under the symbols UHCO and UHCOW, respectively, on the Nasdaq Stock Market.

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1995.

      Certain reclassifications have been made to the prior year's financial statements to conform with current period classifications.

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

5. Investments

      As of September 30, 1996 and December 31, 1995, fixed maturity securities are classified as available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

      The amortized cost and fair value of fixed maturities as of September 30, 1996 and December 31, 1995 are as follows:

                                                                         September 30, 1996
                                              ---------------------------------------------------------------------
                                                                 Gross             Gross
                                               Amortized         Unrealized        Unrealized          Fair
Classification                                 Cost              Gains             Losses              Value
--------------                                -------------     -------------      -------------      -------------
US Treasury securities and obligations of
  US government                               $  12,773,655     $      53,289      $    (170,291)     $  12,656,653
Foreign government debt securities                1,490,505              --              (37,705)         1,452,800
Corporate debt securities                        72,806,810           754,989         (1,781,347)        71,780,452
Mortgage-backed securities                       35,875,092           452,580         (1,701,073)        34,626,599
                                              -------------     -------------      -------------      -------------
                                              $ 122,946,062     $   1,260,858      $  (3,690,416)     $ 120,516,504
                                              =============     =============      =============      =============

                                                                         December 31, 1995
                                              ---------------------------------------------------------------------
                                                                 Gross              Gross
                                               Amortized         Unrealized         Unrealized         Fair
Classification                                 Cost              Gains              Losses             Value
--------------                                -------------     -------------      -------------      -------------
US Treasury securities and obligations of
  US government                               $  19,546,697     $     393,356      $    (150,445)     $  19,789,608
Corporate debt securities                        72,149,554         2,669,249           (294,300)        74,524,503
Mortgage-backed securities                       22,416,305           373,429           (674,924)        22,114,810
                                              -------------     -------------      -------------      -------------
                                              $ 114,112,556     $   3,436,034      $  (1,119,669)     $ 116,428,921
                                              =============     =============      =============      =============

      The amortized cost and fair value of fixed maturities at September 30, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized           Fair
                                                        Cost            Value
                                                   ------------     ------------
Due in 1 year or less                              $  4,560,352     $  4,572,649
Due after 1 year through 5 years                     23,695,404       23,609,005
Due after 5 years through 10 years                   35,420,218       35,281,448
Due after 10 years                                   19,728,073       18,807,315
Mortgage-backed securities                           39,542,015       38,246,087
                                                   ------------     ------------
                                                   $122,946,062     $120,516,504
                                                   ============     ============

6. Financial Instruments with Concentrations of Credit Risk

      At September 30, 1996 and December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                                    September 30,   December 31,
                                                       1996            1995
                                                    -----------      ----------

Carrying value                                      $ 4,817,144      $5,092,566
                                                    ===========      ==========

Fair value                                          $ 4,817,144      $5,092,566
                                                    ===========      ==========

Percentage of total assets                                  2.4%            2.8%
                                                    ===========      ==========

7. Series B Preferred Stock

      The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares, par value $10,000 classified as Series B, issued and outstanding at September 30, 1996 and December 31, 1995. The Series B preferred stock carries no interest and is convertible into common stock at $2.25 per share.

8. Stockholders' Equity

      Common Stock

      The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 1996 and December 31, 1995 were 7,006,221 and 6,957,532, respectively.

      Common Stock Warrants

      At September 30, 1996 and December 31, 1995, the Company had 671,481 and 679,621 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 (the "Act"). The warrants have no par value and an exercise price to purchase common stock at $1.00 per share.

      The Company also has 2,015,760 outstanding common stock warrants which are not registered under the Securities Exchange Act of 1934, with exercise prices of $1.00 and expire on December 31, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Parent Company

      On September 30, 1994, the Company entered into an agreement with its commercial bank, under which it borrowed $800,000 on a one year term loan, extendable by the Company for a second year. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. The loan bore interest at 2.0% over prime. The Company renegotiated this loan with the bank in October, 1996. The new loan is for $800,000 with a one year term, extendable by the Company for a second year with a final maturity at December 31, 1998. The loan is secured by the same collateral discussed above and the new interest rate is 1.0% over prime.

      Insurance Subsidiaries

      American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of September 30, 1996 for the maintenance of authority to do business were $2,500,000 and $1,742,000, respectively, but substantially more than this is needed to permit continued writing of new business. At September 30, 1996 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive and American Pioneer were $8,449,000 and $13,912,000, respectively.

      At September 30, 1996, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $12,331,000, as well as fixed maturity securities carried at their fair values which amounted to $120,516,000 that could be readily converted to cash. These liquid investments totaled more than $132,847,000 and constituted approximately 95% of the Company's investments at September 30, 1996. At September 30, 1996, one fixed maturity with a carrying value of $305,000 was non-income producing. All of the Company's other investments were current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contained any off balance sheet risk or investments in other securities whose market values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

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

Results of Operations

      Nine Months Ended September 30, 1996

      Net Income. For the nine months ended September 30, 1996, the Company earned net income of $506,000 resulting in an earnings per share applicable to common shareholders of $0.05. For the nine months ended September 30, 1995, the Company reported net income of $1,410,000 resulting in net income applicable to common shareholders of $0.13 per share.

      Revenues. Total revenues decreased $503,000 to $33,119,000 for the nine months ended September 30, 1996 compared to total revenues of $33,622,000 for the nine months ended September 30, 1995. Premiums and policyholder fees earned increased $86,000. Increase in premiums at American Progressive for senior market supplemental health was $995,000 (gross premiums increased $2,061,000 while premiums ceded to reinsurers increased $1,066,000) and for New York State DBL was $339,000. The increase in premiums for life insurance amounted to $263,000 (gross premiums increased $3,275,000 while premiums ceded to reinsurers increased $3,012,000) and for group dental amounted to $209,000. In addition, premium income in the NAIU special accident pool participated in by American Progressive increased $1,386,000 to $5,965,000. (In August, 1996, the Company notified the accident pool of its intention to withdraw effective December 31, 1996.) The increase in these premiums of $3,192,000 was partially offset by the decrease of $3,106,000 in American Pioneer and American Progressive's runoff lines of business, particularly major hospital and other health premiums inforce.

      Net investment income increased $117,000, while realized gains on investments decreased $444,000 to a gain of $173,000, compared to a gain of $617,000 for the same period last year, primarily due to rising interest rates in 1996.

      Fee income for the nine months ended September 30, 1996 decreased $310,000 which decrease reflects the fees earned by WorldNet, primarily as a result of the termination of the OBC contract. For the nine months ended September 30, 1996, the Company recognized $210,000 of deferred revenue compared to $163,000 recognized in the same period in 1995, which increase is due to the inclusion of the deferred revenue generated by the reinsurance of the major hospital business in June, 1995.

      Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased $968,000 to $32,454,000 for the nine months ended September 30, 1996. The change in future policy benefits amounted to an increase of $2,362,000. The increase in reserves for the nine months ended September 30, 1996 was $1,077,000 compared to a decrease of $1,284,000 for the nine months ended September 30, 1995. This increase in the change in reserves is primarily related to the increase in unearned premium reserves resulting from the increase in senior market supplemental health premiums discussed above. Claims and other benefits decreased approximately $852,000 resulting from the reduction of $1,868,000 major hospital health claims incurred at American Pioneer (due to the reinsurance of this block in June, 1995) and $398,000 runoff accident and health claims at American Progressive. This reduction was partially offset by an increase in the senior market supplemental health claims of $580,000, in claims incurred at NAIU of $222,000 and in group dental claims of $260,000. Mortality increased $352,000 for the nine months ended September 30, 1996.

      The increase in deferred acquisition costs decreased $887,000 as a result of a decrease in the amount of deferrable general expenses and a general increase in the amortization of the deferred acquisition cost asset. Other operating costs and expenses decreased $1,275,000. Expenses incurred by the insurance subsidiaries during 1995 exceeded the 1996 amount by $46,000. Commissions, new business expenses and premium taxes increased $83,000, while the general overhead expenses decreased $129,000. The remaining decrease of $1,229,000 results from a decrease of continuing operation expenses incurred by WorldNet ($912,000 resulting from the decrease in fee revenue) and a decrease by the Parent Company ($317,000). Amortization of the present value of future profits was approximately $153,000 in the first nine months of 1995.

Results of Operations

      Three Months Ended September 30, 1996

      Net Income. For the three months ended September 30, 1996, the Company earned net income of $101,000 resulting in an earnings per share applicable to common shareholders of $0.01. For the three months ended September 30, 1995, the Company reported net income of $320,000 resulting in net income applicable to common shareholders of $0.03 per share.

      Revenues. Total revenues increased $660,000 to $12,289,000 for the three months ended September 30, 1996 compared to total revenues of $11,629,000 for the three months ended September 30, 1995. Premiums and policyholder fees earned increased $710,000. Increase in premiums at American Progressive for senior market supplemental health was $41,000 (gross premiums increased $445,000 while premiums ceded to reinsurers increased $404,000) and for New York State DBL was $105,000. In addition, American Progressive's premium income in the NAIU special accident pool increased $1,097,000, its runoff accident and health premiums increased $100,000 and its life premiums increased $140,000. The increase in these premiums of $1,483,000 was partially offset by the decrease of $714,000 in American Pioneer`s premiums for life insurance (gross premiums increased $708,000 while premiums ceded to reinsurers increased $1,422,000) and $59,000 in American Pioneer's major hospital premiums.

      Net investment income increased $167,000, while realized gains on investments decreased $136,000 to a gain of $78,000, compared to a gain of $214,000 for the same period last year, primarily due to rising interest rates in 1996.

      Fee income for the three months ended September 30, 1996 decreased $71,000 which decrease reflects the fees earned by WorldNet, primarily as a result of the termination of the OBC contract. For the three months ended September 30, 1996, the Company recognized $70,000 of the deferred revenue compared to $80,000 recognized in the same period in 1995, which decrease is due to the decrease in the related business inforce.

      Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased $995,000 to $12,139,000 for the three months ended September 30, 1996. The change in future policy benefits amounted to an increase of $290,000. The increase in reserves for the three months ended September 30, 1996 was $1,035,000 compared to $745,000 for the three months ended September 30, 1995. This increase in the change in reserves is primarily related to the increase in unearned premium reserves resulting from the increase in senior market supplemental health premiums discussed above. Claims and other benefits increased approximately $302,000 resulting from an increase in the senior market supplemental health claims of $114,000, in life mortality of $347,000, in claims incurred at NAIU of $327,000 and in group dental claims incurred at American Pioneer of $22,000. This increase was offset by the reduction of $164,000 in American Pioneer's major hospital health claims and $344,000 runoff accident and health claims at American Progressive.

      The increase in deferred acquisition costs decreased $600,000 as a result of a decrease in the amount of deferrable general expenses and an increase in the amortization of the deferred acquisition cost asset. Other operating costs and expenses decreased $146,000. Expenses incurred by the insurance subsidiaries during 1996 exceeded the 1995 amount by $198,000. Commissions, new business expenses and premium taxes decreased $43,000, while the general overhead expenses increased $241,000. This increase of $198,000 was offset by a decrease of $344,000 resulting from a decrease of continuing operation expenses incurred by WorldNet ($244,000 resulting from the decrease in fee revenue) and a decrease by the Parent Company ($100,000). Amortization of the present value of future profits was approximately $51,000 in the three months ended September 30, 1995.

Investments

      The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve the highest investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, which laws prescribe the nature, quality of and limitations on various types of investments which may be made. Current policy is to invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of Baa3 (Moody's) or BBB- (Standard & Poors) or better with the intent to hold them for long term investment. However, the Company recognizes as a result of changes in economic factors, such as changes in interest rates, cash flow needs, regulatory requirements or the credit worthiness of particular issues, the Company may from time to time decide to sell certain securities prior to their scheduled maturities.

      The Company invests its funds primarily in fixed income securities and has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of September 30, 1996 and December 31, 1995, the Company held unrated or less-than-investment grade corporate debt securities of approximately $4,817,000 and $5,093,000, respectively. These holdings amounted to 3.4% of total investments and 2.4% of total assets at September 30, 1996 compared to 3.8% of total investments and 2.8% of total assets at December 31, 1995.

                       UNIVERSAL AMERICAN FINANCIAL CORP.

                           PART II - OTHER INFORMATION

                                      NONE

                   _________________________________________


SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNIVERSAL AMERICAN FINANCIAL CORP.




                                      By: /s/ Robert A. Waegelein
                                          -----------------------
                                          Robert A. Waegelein
                                          Senior Vice President
                                          Chief Financial Officer


Date:  November 13, 1996