Form 10-K
period 1996-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1997-04-01
CIK 709878

=============================================================================

                           	UNITED STATES
	                  SECURITIES AND EXCHANGE COMMISSION
                       	Washington, D.C. 20549
                         --------------------
                              	FORM 10-K

         	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                	THE SECURITIES EXCHANGE ACT OF 1934

             	For the fiscal year ended December 31, 1996
                   	Commission File #0-11321



                	Universal American Financial Corp.
       	(Exact name of registrant as specified in its charter)
                         ------------------

	          New York                                    11-2580136
    ------------------------                     ------------------
	   (State of Incorporation)                   	(I.R.S. Employer I.D. Number)

Mt. Ebo Corporate Park, Brewster, NY 		               				 10509
---------------------------------------                 ----------
(Address of Principal Executive Offices)					           (Zip Code)


Registrant's telephone number, including area code (914) 278-4094

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
            Title of Class                           on which Registered
---------------------------------------------        -------------------
Common Stock, par value $.01 per share                 					NASDAQ
Common Stock Warrants, expire December 31, 1999	          		NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X       		No
                          -----         ------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.     [          ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $7,949,412.

The number of shares outstanding of the Registrant's Common Stock and Common Stock Warrants as of February 28, 1997 were 7,203,210 and 668,481, respectively.

                   	DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1) Proxy Statement for the 1997 Annual Meeting incorporated by reference into Part III.

(2) Exhibits listed in Item 14(b), Part IV, incorporated by reference to Form S-1 filed March 30, 1990, Forms 10-K for 1994, 1993, 1991,
1989 and 1988 and Forms 8-K for July 24, 1992, May 31, 1991 and December
9, 1987.

                                 	PART I
ITEM 1 - BUSINESS

General

The Company is an insurance holding company, whose principal subsidiaries are American Progressive Life and Health Insurance Company of New York ("American Progressive") and American Pioneer Life Insurance Company ("American Pioneer"), each of which sells life insurance, accident and health insurance and annuity products, and WorldNet Services Corp. ("WorldNet"), a service firm that provides communication, managed care and claims adjudication services to insurance companies and affinity groups. The references below to insurance operations of the Company are to be understood as references to activities of American Progressive and American Pioneer, the Company's insurance subsidiaries. Financial items are reported on a Generally Accepted Accounting Principles basis ("GAAP"), except where otherwise noted.

Strategic Focus

The Company has implemented, and plans to continue to pursue, the following strategies:

Internal Growth

The Company has focused its efforts to reach targeted segments of the insurance market as defined by product or by geography. These include:

  * Senior market life, annuity and accident and health insurance products designed for sale primarily in New York and Florida;
  * Life insurance, annuity and accident and health insurance programs sold through large independent marketing organizations.

    External Growth

In the past five years, the Company has successfully acquired and integrated two insurance companies and five blocks of business, most recently in the fourth quarter of 1996 with the acquisition of $54 million of senior market premium, primarily in Florida, and a senior market insurance processing capability, in Pensacola, Florida (See Insurance Acquisitions Activity - First National). The Company continues to seek out further acquisitions.

Insurance Marketing Activity

Historically, the Company has sold a broad range of insurance products through a traditional general agency system. The Company has shifted its emphasis to the senior market place and the sale of a narrower line of products, particularly appealing to the senior market place, and largely through marketing organizations with concentrations in this market. The Company began to sell senior market life and accident and health insurance products in 1993 in New York and has expanded its sales effort to Florida in 1996. The momentum into Florida was accelerated by the acquisition of
business from First National Life Insurance Company ("First National").   (See
Insurance Acquisitions Activity - First National).

Business In Force

The following table shows the Company's growth in the in force business as of December 31, 1994, 1995 and 1996.


                                             As of December 31,
                               ---------------------------------------------

                                     1994              1995            1996
                                     ----              ----            ----

Senior Market
Accident & Health Premiums
 Medicare Supplement
  Direct sales                      $ 1,230,000     $ 2,739,000   $  4,851,000
  Acquired from First National              ---             ---     54,000,000
 Home Health Care, Nursing Home
  Direct sales                              ---             ---        878,000
  Acquired from First National              ---             ---      1,400,000
 Hospital Indemnity                   1,986,000       2,588,000      2,239,000
                                    -----------       ---------      ---------
  Total Senior Market A & H         $ 3,216,000     $ 5,327,000   $ 63,368,000
                                    ===========     ===========   ============
Life Insurance Premiums
  Asset Enhancer (Note 1)                   ---       2,201,000      3,191,000
  SL2000                                    ---         929,000      1,131,000
                                    -----------     -----------   ------------
  Total Senior Market Life          $       ---     $ 3,130,000   $  4,322,000
                                    ===========     ===========   ============
Policyholder Account Balances
 Asset Enhancer                             ---       3,279,000     11,407,000
                                    -----------     -----------   ------------
  Total                             $       ---     $ 3,279,000   $ 11,407,000
                                    ===========     ===========   ============
Other Markets
Specialty Group Accident & Health
 Premiums
  Dental                              4,031,000       5,395,000      6,440,000
  DBL (Note 2)                        3,693,000       4,851,000      5,000,000
  NAIU Accident Pool (Note 3)         9,000,000       8,250,000      8,000,000
                                   ------------    ------------   ------------
   Total Specialty Group A&H       $ 16,724,000    $ 18,496,000   $ 19,440,000
                                   ============    ============   ============

Other Accident & Health Premiums
(Note 4)
 Major Medical and Hospital          8,731,000        8,237,000      7,028,000
 Blanket Accident                    3,028,000        2,337,000      1,981,000
 Supplemental Medical                3,849,000        2,032,000      1,842,000
 Other Supplemental                  2,635,000        2,152,000      2,145,000
                                  ------------     ------------   ------------
  Total Other A & H               $ 18,243,000     $ 14,759,000   $ 12,996,000
                                  ============     ============   ============
Life Insurance Premiums
 Interest Sensitive Life (Note 1)    7,045,000        7,627,000      6,518,000
 Traditional Life                    2,989,000        3,360,000      5,108,000
 Group Life                          3,120,000        3,478,000      4,150,000
                                  ------------     ------------   ------------
  Total General Market Life       $ 13,154,000     $ 14,465,000   $ 15,776,000
                                  ============     ============   ============
Policyholder Account Balances
 Annuities                          76,127,000       82,207,000     88,426,000
 Other Interest Sensitive Life      32,650,000       33,123,000     34,706,000
                                  ------------     ------------   ------------
                                  $108,777,000     $115,330,000   $123,132,000
                                  ============     ============   ============

   -----------------------------------------
(1) 	These amounts are the estimated mortality charges in force.

(2)	The DBL business in force was sold as of December 31, 1996.  (See
"Restructuring Activity - Sale of DBL Block", below).

(3)	The Company withdrew from participation in the NAIU Accident Pool as of
December 31, 1996.  (See "Restructuring Activity - Withdrawal from
NAIU", below).

(4)	These are blocks of business acquired by the Company that are not actively marketed.

Senior Market

The following are the core products sold to the senior age market.

Medicare Supplement

The Company began to sell Medicare Supplement policies in January, 1994. American Progressive has focused its marketing effort in New York State in geographic areas where it is believed competition is less formidable. It anticipates expanding gradually into other northeastern states, in a similar manner. American Progressive has entered into Managing General Agency relationships with three of the largest accident and health sales organizations in upstate New York that specialize in the Senior Age market. The Medicare supplement policies offered by both Insurance Subsidiaries are on plans A, B, C and F and are underwritten on a simplified issue basis, except that the policies sold in New York are on a guaranteed issue basis, subject to the community rating laws of that state. See "Regulation-Health Care Reform". Sales amounted to $0.8 million, $2.0 million and $3.1 million in 1994, 1995 and 1996, respectively.

As a result of the First National acquisition (described below), American Pioneer has been able to begin establishing sales relationships with approximately 1,000 new agents in Florida. American Pioneer's new Medicare Supplement policies have been approved by the Florida Insurance Department and sales of this product are expected to begin in April, 1997. In addition, the insurance subsidiaries are in the process of filing Medicare Select products with the New York and Florida Insurance Departments.

Home Health Care and Nursing Home

American Progressive introduced Home Health Care and Nursing Home products in New York in early 1996. In late 1996, American Pioneer introduced a managed care home health care product in Florida that uses preferred provider organization ("PPO") discounts and capitation with a home health care network. Issued premium in 1996, the first year of sales, amounted to more than $1.3 million.

Hospital Indemnity

American Progressive introduced a Senior Age Hospital Indemnity product in mid-1993 and has written in excess of $2.5 million of premium as of December, 1996. Benefits under this product are fixed cash payments based upon the length of hospital stays and are designed to provide money to meet needs ancillary to hospitalization.

One, Five and Seven Pay Interest Sensitive Whole Life ("Asset Enhancer")

This program, marketed by National Financial Group of Scottsdale, Arizona, a marketing organization under contract with American Pioneer, and a number of other contracted large national marketing groups, began in 1994 and is now sold actively in 18 states. The product is a simplified issue interest sensitive whole life product with one, five or seven year payment options. It is designed as a vehicle for seniors to pass assets to heirs in an income tax-advantaged manner. In many states, the product provides an optional nursing care rider.

In addition to American Pioneer's sales of this product, in 1996, American Pioneer entered into an arrangement with West Coast Life Insurance Company ("West Coast Life"), an unaffiliated A+ rated carrier, under which West Coast issues this product and reinsures one-third of the risk to American Pioneer. Under its contract with West Coast, American Pioneer administers the product and the relationships with the producers on a fee basis.

As a result of the success of these programs, production of multiple pay life insurance has increased from $1.0 million in 1995, to $1.6 million of premium in 1996. Single pay life insurance was introduced in 1995 and had production amounting to $2.1 million in its first year and $6.2 million of premium in 1996.

      Senior Life (SL2000)

This series of products, introduced in late 1995, is sold by American Progressive, as part of its senior market effort, and American Pioneer through a new arrangement with an independent marketing organization that began in 1996. The Company issued $462,000 of premium of SL2000 business in 1996.


Other Markets

       Modified Premium Term Life Insurance (Flex-A-Vest 88)

This program, sold by American Pioneer and marketed exclusively by Interstate Specialty Marketing, Inc. of Tustin, California, began in late 1994 and is now being sold actively in 21 states. In states where American Pioneer is not licensed, an arrangement has been made with Pennsylvania Life Insurance
Company ("Pennsylvania Life"), a subsidiary of PennCorp Financial, which issues the product and reinsures a portion of each case to the Company. In this arrangement, American Pioneer also administers the product and the relationship with the producer on a fee basis.

The product is a 10 year term product with an endowment payable after the 10th year. It is designed for the middle income market as a method to provide insurance coverage and a vehicle for retirement or college tuition funding.

American Pioneer issued $1.5 million of premium under this program in 1996, including the premium reinsured from Pennsylvania Life, and has $1.9 million premium in force as of December 31, 1996.

     Group Life Insurance (Andalusia)

Through an arrangement with Alabama Blue Cross that has persisted since 1989, an American Pioneer group life insurance information package, including a premium quotation, goes out with each Alabama Blue Cross small group major medical insurance premium quotation. This program produced $3.2 million of premium in 1996 (new and in-force).

     Annuities

The Company markets Single and Flexible Premium Deferred Annuities now primarily through sales organizations which concentrate in the Tax Shelter Annuity I.R.C. 403(b) market. Annuity products generally focus on the senior and retirement market. The Company=s Tax Shelter Annuities, sold largely to school teachers, involve people of various ages, some of whom are senior, but most all of whom are purchasing with retirement in mind. The American Progressive single premium annuity sold in New York, which represents the bulk of the Company's annuity production, has a seven year surrender charge, a one year rate guarantee and a maximum commission of 6%. Further penetration of the senior annuity market is now being considered.

All of the Company's annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's annuity products currently range from 4.0% to 5.5% annually and the contracts are designed to permit the Company to change the crediting rates annually subject to the minimum guaranteed rate. The Company takes into account the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

Production of annuities amounted to $8.4 million, $13.7 million and $13.6 million in 1994, 1995 and 1996, respectively.

     Dental Insurance

American Pioneer markets competitive group dental insurance products in the Southeast through a core group of payroll deduction marketers. This insurance is sold by American Pioneer under an indemnity plan, which pays a stated percentage of the dentist's charges up to an annual maximum of $2,000, and under a scheduled plan, which pays amounts specified in the policy up to an annual maximum limit of $1,000. These products allow the insured a free choice of dentists. The in-force dental block as of the end of 1996 was more than $6.5 million, a 20% increase over the previous year.

Insurance Acquisitions Activity - First National

In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National Life Insurance Company ("First National"). American Pioneer initially contracted with First National to assume $4 million of premium on group Medicare Supplement coverage issued to the members of the Florida

Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed approximately an additional $50 million of Individual Medicare Supplement premium, $1.2 million in Home Health Care premium and $0.8 million in miscellaneous life and accident and health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996.

Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50 million individual Medicare Supplement premium in force to Transamerica under reinsurance terms believed to be favorable. American Pioneer will perform all the administration on the reinsured business.

As part of the transaction negotiated with the Receiver, American Pioneer was to receive assets equal to the liabilities assumed, primarily policy reserves. However, as a result of the financial condition of First National, sufficient assets were not available to fully cover these liabilities. In addition, the Receiver was unable to cover certain post-closing adjustments due to American Pioneer. The sum of the closing shortfall, the post-closing adjustments and the costs of the transaction, total of approximately $3,400,000, constitutes the purchase price of the transaction for GAAP purposes and will be amortized over 30 years. In addition to the premium acquired, First National had active relationships with about 1,000 senior market producers in Florida and 2,000 agents in other states. American Pioneer is actively recruiting these producers especially in Florida, to sell senior market products for American Pioneer.

Finally, in order to insure a smooth transition and to take advantage of the relatively low cost operating environment in Pensacola, the Company acquired or leased most of the physical operating assets used by First National, including computer hardware and software, and hired many of First National's Pensacola administrative employees.

Previous Acquisition Activity

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

In May 1993, American Progressive acquired 100% of the outstanding stock of American Pioneer, based in Orlando, Florida, which sold life and accident and health insurance in 32 states, primarily in the southeast. American Pioneer's parent, American Pioneer Savings and Loan Association, had been under the control of the Resolution Trust Company ("RTC") since May 1990. American Pioneer had an adjusted statutory book value (book value plus asset valuation reserve) of approximately $7,472,000, and a GAAP stockholder's equity of approximately $14,367,000 when it was purchased by American Progressive for $6,827,000 in cash. By December 31, 1996, American Pioneer's adjusted statutory book value had increased to approximately $13,800,000 and its GAAP stockholder's equity was $16,000,000.

In May 1991, the Company, through John Adams Life Insurance Company ("John Adams"), then its only insurance company subsidiary, acquired 100% of the outstanding common stock of American Progressive, into which John Adams then merged on June 27, 1991, with American Progressive as the surviving company. American Progressive was acquired from Midland National Life Insurance Company ("Midland") for (a) a cash payment of $4,197,231, and (b) 510,000 shares
($10 par value) of the Company's Series A cumulative, redeemable, convertible preferred stock ("Series A Preferred Stock"), for a total purchase price of $9,297,231. (The Series A Preferred Stock was redeemed by the Company on December 30, 1994.) American Progressive's statutory book value immediately prior to acquisition was approximately $9,200,000, its adjusted statutory book value was approximately $9,290,000, and its GAAP stockholder's equity was approximately $9,700,000. As of December 31, 1996, the adjusted statutory book value was approximately $9,256,000 and the GAAP stockholder's equity was approximately $26,442,000. American Progressive, domiciled in New York and licensed in 24 other states, historically concentrated on the sale of individual accident and health insurance products primarily in New York and the northeastern United States.

     Restructuring Activity

In 1996, the Company began a restructuring which will be completed by mid-1997. As part of its decision to concentrate its marketing effort, the Company decided to discontinue certain lines of business and reduce its emphasis on others. In addition, the Company is taking steps to take advantage of the lower-cost operating environment of its new location in Pensacola.

     Consolidation of Administrative Operations

As part of the First National transaction, the Company acquired in Pensacola a relatively low cost administrative operation with particular experience in the senior market. This has given the Company an opportunity to consolidate many of its administrative functions in Pensacola and save a significant amount of fixed overhead.

In December, 1996, the Company formulated a plan to move most of the policy administrative functions, particularly in its senior market business, from the American Progressive office in Brewster to Pensacola. This, along with other cost saving efforts, will result in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 32 as of June 30, 1997 with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. These plans were announced to the employees of the Company on March 14, 1997.

Consequently, American Progressive has exercised its right to cancel its lease for 15,000 square feet in Brewster as of October 31, 1997 and is currently negotiating to lease a smaller office. The cost of this consolidation, including severance costs, relocation costs and the cancellation penalty on the Brewster lease, will be approximately $250,000 and was expensed in the fourth quarter of 1996. The Company estimates that it will save $750,000 annually as a result of this reorganization.

Sale of DBL Block

Although American Progressive continued to achieve modest success in selling
New York State Statutory Disability Insurance ("DBL"), the Company determined that the book of business was too small and growing too slowly to become a major contributor to the profits of the Company. Therefore, American Progressive sold the block, which had approximately $5 million of premium in force, to an unaffiliated New York domiciled carrier as of December 31, 1996. The purchase price will be a minimum of $550,000 and may reach as high as $950,000 depending upon the persistency of the business over a twelve month period. American Progressive continues to maintain the risk for claims incurred prior to December 31, 1996 and has $500,000 in reserves for this risk. The purchaser will be responsible for all risks and reserves for 1997 and beyond.

Withdrawal from NAIU Pool

 	Effective January 1, 1994, American Progressive entered into a pooling agreement through National Accident Insurance Underwriters ("NAIU"), an unaffiliated agency, and three unaffiliated insurers to underwrite travel accident and student accident insurance policies. In August, 1996, the Company notified the accident pool of its intention to withdraw effective December 31, 1996. As of December 31, 1996, American Progressive had approximately $8 million in premiums in force under this arrangement, all of which had been assumed from the other pool participants. Although the Company made a modest profit in this pool over the past three years, the results were erratic and the Company decided to allocate its capital and efforts in its core business segments. American Progressive continues to be exposed on business prior to December 31, 1996 and has $2.5 million in reserves for this risk.

Major Medical Reinsurance

When American Pioneer was acquired by the Company in 1993, American Pioneer actively marketed individual major medical and major hospital policies under intensive underwriting guidelines. These policies have deductibles on a per confinement basis ranging from $300 to $5,000, as to major hospital, and $150 to $10,000 as to major medical. Over the past three years, the Company has reduced its marketing emphasis on this segment and has reduced its exposure through reinsurance. In 1994, the Company had $8.7 million of premium in force and carried 100% of the risk up to $60,000. By the beginning of 1997, the Company had $7.0 million of premium in force and carried 50% of the risk up to $60,000 per year.

Premium Revenue

     Life Insurance and Annuities

The following table sets forth a summary of life premium revenues and annuity considerations on first year and renewal basis for the last three years ended December 31, 1996, as determined in accordance with statutory accounting principles ("SAP"). These amounts differ from the premiums reported in the accompanying consolidated statement of operations, since under GAAP, the annuity and universal life insurance policies are reported under the retrospective deposit method prescribed by Statement 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sales of Investments". (See Note 2e of Notes to Consolidated Financial Statements for further information).


                                        Year Ended December 31,
                           ----------------------------------------------
                                      1994            1995            1996
                                      ----            ----            ----
                 (Amounts in accordance with statutory accounting principles)

Life Insurance
Premium received,
 policies written in current year		$ 1,912,569    	$ 6,141,040  	$ 10,437,377
Premium received,
 policies written prior year    	    9,385,947	      9,668,592     12,206,343
                                   -----------     -----------   ------------
Total Life Premium            			   11,298,516	     15,809,632	    22,643,720
                                   -----------     -----------   ------------
Annuities
Consideration received,
 policies written in current year	  	7,886,462     	13,377,924    	13,004,354
Consideration received,
 policies written in prior years		     517,534         364,145	       618,739
                                   -----------     -----------    -----------
Total Annuity Consideration		   	  $ 8,403,996	   $ 13,742,069    $13,623,093
                                   -----------    ------------    -----------
Total Consideration and Premium	  	$19,702,512   	$ 29,551,701   	$36,266,813
                                   ===========    ============    ===========

The following table presents information with respect to the Company's number of policies in force and experience in terms of numbers of policies issued, and reduced for surrenders, lapses or deaths for annuity and life insurance:


                                     1994             1995            1996
                                     ----             ----            ----
Life Insurance Policies
In force, beginning of year         	22,191         	24,820         	26,642
Acquired from First National  	         ---             ---             286
Issued during year                    5,175         	 4,934        	  4,407
Lapsed or surrendered during year    (2,353)        	(2,874)         (3,193)
Deaths during year                     (193)       	   (238)	          (212)
                                    --------        --------        --------
In force, end of year               	24,820         	26,642         	27,930
                                    ========        ========        ========

Annuity Policies
In force, beginning of year         	 4,041	          4,090	          5,437
Acquired from First National  	         ---             ---              40
Issued during year	                     494           1,956        	  2,119
Death and surrendered during year	     (445)	          (609)	          (763)
                                     -------         ------          ------
In force, end of year	                4,090         	 5,437	          6,833
                                     =======         ======          ======

    Accident & Health Insurance

The following table sets forth a summary of accident and health premium revenues for the three years ended December 31, 1996:

                                           Year Ended December 31,
                                    ----------------------------------------
                                      1994          1995             1996
                                      ----          ----             ----
Premium received on policies
 written in current year        	$  5,218,749  	$  5,982,178    $  9,805,305
Premium received on policies
written in prior years (1)         22,016,287	    22,313,927      35,047,929
                                  ------------   -----------    ------------
Total Accident & Health Premium 	$ 27,235,036   $ 28,296,105    $ 44,853,234
               ________________________
(1)	The 1996 figures include the premium revenues of First National from October
1, 1996, the date of its assumption, which amounted to $13,498,122.

Pending Private Placement Financing

On January 9, 1997, the Company entered into a Stock Purchase Agreement with
AAM Capital Partners L.P. ("AAM"), an unaffiliated investment firm, providing for the issuance and sale of at least $4 million of a new Series C Preferred Stock, of which at least $3 million will be purchased by AAM, or purchasers designated by AAM, and at least $1 million will be purchased by Richard A. Barasch, members of his family, and members and associates of the Company's management. This transaction is scheduled to close upon receipt of the required approval of the Florida Insurance Department, an application for which approval is pending, (see "Regulation - General"). Management has no reason to anticipate that such approval will not be forthcoming. The following summary of the terms of the Stock Purchase Agreement is qualified in its entirety by reference to the Stock Purchase Agreement which is being filed as an Exhibit to this Form 10-K.

* The Series C Preferred shares will be convertible by the holders at any time at a conversion price of $2.375 per share (subject to anti-dilution adjustment).

* The Company can require conversion if it executes a public offering of common stock at over $3.45 per share (or equivalent equity), with gross proceeds in excess of $10 million, or if the average bid price of it's common stock exceeds $3.45 per share for any 60 day period through December 31, 2001 In the event that the Company takes certain action without the consent of the holders of a majority of the Series C Preferred Stock, those holders who voted against such action have the right to require its redemption at the Redemption Price or the Call Price, (which Prices are defined below) depending on the nature of the action taken.

* The Company will also have the right to call all of the Series C Preferred Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years 2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value.

* Unless converted or called earlier, the Series C Convertible Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003. The redemption accrual is not payable upon any conversion.

* No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted.

* The holders of the Series C Preferred Stock (excluding a portion of such series which may be issued without voting rights) will have the right to elect one director of the Company.

* At least $3 million of the proceeds of this sale are required to be used to begin implementation of the conversion of American Pioneer from being a direct subsidiary of American Progressive to being a direct subsidiary of Universal. See "Unstacking," below.

* The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch will enter into a shareholders agreement at the closing of the transaction, under which the holder of the Series C Preferred Stock are given registration rights and informational rights, the Series C Preferred Stock holder agrees to vote their shares for the election of a person designated by AAM as the director elected by that Series, and BALP and Mr. Barasch grant the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

Unstacking

American Pioneer is now a direct subsidiary of American Progressive. As a result of the way Risk Based Capital ("RBC") is computed (see "Regulation - Risk Based Capital Requirements"), this "stacking" of the two insurance companies results in American Progressive's RBC Ratio for 1996 being reduced from the 492% it would have been, if its American Pioneer stock were replaced by investment grade bonds, to 261%. This "stacking" also adversely affects American Progressive's ability to increase its writings of new business and its ratings by the insurance company rating services. (See "Ratings"). Because American Pioneer is able to pay dividends while American Progressive is not able (see "Regulation - Dividends and Distributions"), the present stacking requires all dividends be paid into American Progressive, effectively precluding the application of any portion of American Pioneer's statutory profits for general corporate purposes of the Company. For these reasons, the Company has decided to "unstack" American Pioneer, and make it a direct subsidiary of Universal.

The proposed unstacking will strengthen the financial condition of American Progressive and is expected to result in an improvement of American Progressive's RBC ratio and the ratings of both American Pioneer and American Progressive, as well as making American Pioneer dividend paying potential available to Universal. To comply with the requirements of the Holding Company provisions of the New York Insurance Law (see "Regulation - General"), Universal and American Pioneer on July 26, 1996 entered into a purchase agreement (the "Unstacking Agreement"), which has been approved by the New York Insurance Department, providing for:

* the sale of all of American Pioneer's stock to Universal, in one or more segments, over a period of not more than five years, at a fixed price per share determined by an appraisal performed by an independent actuarial firm selected by the Department. This appraisal is now in progress.

* the completion of the purchase of the first segment of American
Pioneer stock with a purchase price of at least $6 million, within 90 days after receipt of the appraisal report.

* payment of the purchase price for the initial segment and each subsequent segment, one half in cash and one half by Universal's five year debenture, bearing interest at the prime rate at the time each debenture is issued, and secured by pledge of all of the purchased stock.

It is intended that the proceeds of the pending sale of Series C
Preferred Stock, (see "Restructuring - Pending Private Placement Financing"), will enable the funding of the cash portion of the purchase price for the initial segment.

Marketing and Distribution

Historically, the Insurance Subsidiaries have sold their products through a traditional general agency system. The Company now, however, seeks to structure arrangements with independent marketing organizations, licensed as general agents, that sell particular products and programs meeting particular market niches or needs. One such arrangement, with an organization that focuses on individual sales of deposit-term life insurance policies to moderate income buyers, produced 14% of the Company's individual life insurance sales in 1996. Another such arrangement with an organization that makes individual sales of interest sensitive whole life insurance policies through single or multi-year premium payments to middle age and senior age buyers produced 73% of the Company's individual life insurance sales in 1996. In 1996, American Pioneer entered into an agreement with West Coast Life, an A+ life insurance subsidiary of Nationwide Insurance Company, to be the lead company for the sale of the Asset Enhancer Series. The agreement calls for American Pioneer, West Coast Life and Reinsurance Company of Hannover (ARCH@) to each participate in one-third of the risk and for American Pioneer to be the administrator of the product on a fee basis. A similar arrangement was entered into with Pennsylvania Life with respect to the Flex-A-Vest 88 Term Life Insurance product. An arrangement with a marketing organization in one state, which primarily sells Blue Cross/Blue Shield health insurance, accounted for almost all of the Company's group life sales.

The Company also maintains its traditional sales channels and has more than 1,200 general agents and more than 2,500 producers under contract, most of whom also sell similar products for other companies. In 1996, no general agent produced as much as 5% of the Company's accident and health insurance premiums or life insurance premiums and only one general agent produced more than 5% of the Company's annuity premiums (42%). The agents, general agents and producers are paid purely on a commission basis and are not Company employees. In this marketing area, the Company believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. In particular, the Company believes that it provides a higher level of agent support and is more responsive to its agents in the field than many larger organizations with which it competes. Compensation of the Company's agents on certain products is regulated by the various state Departments of Insurance.

The Company, through the Insurance Subsidiaries, is licensed to market its products in 45 states and in the District of Columbia. However, approximately 76% of its 1996 premium and annuity considerations came from the states of New York (32%), Florida (23%), North Carolina (7%), Alabama (5%), Texas (5%) and Georgia (4%).

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

The Company has met, and seeks to continue to meet, these competitive pressures by offering a high level of service and accessibility to its field force and by developing specialized products and marketing approaches.

Ratings

American Pioneer and American Progressive have been designated "B+(Very
Good)" and "B (Fair)", respectively, by A.M. Best. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management.
A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. According to A.M. Best's published material, a "B+" or "B" rating is assigned to companies which, in its opinion, have demonstrated very good (B+) or fair (B) overall performance when compared to the standards it has established. Companies rated (B+) have a good ability to meet their obligations to policyholders. "B" rated companies have an adequate ability to meet their policyholder obligations, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions.
Standard and Poor's rates American Pioneer and American Progressive as "BBBq" and "Bq", respectively, which means that, based on their publicly available information, they are currently able to meet policyholder obligations, although, as to "Bq", that ability is especially vulnerable to adverse economic and underwriting conditions. The Insurance Subsidiaries are not currently known to be rated by the Duff and Phelps or Moody's rating organizations. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on the Company's business, management believes that its marketing has enabled, and will continue to enable, the Insurance Subsidiaries to compete effectively.

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

Applications for insurance to be underwritten are reviewed to determine if any additional information is required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for, issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions for a period of time or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits a single application for coverage typically containing only a few health related questions instead of a complete medical history. In New York and other states, certain of the Company's products, including Medicare supplement, are subject to "Community Rating" laws which severely limit or prevent underwriting of individual applications. See "Regulation-Health Care Reform".

Acquired Immune Deficiency Syndrome ("AIDS"), which has received wide publicity because of its serious public health implications, presents special concerns to the life and health insurance industry. The Company considers AIDS information in underwriting and pricing decisions in accordance with applicable laws. Applicants for life insurance coverage equal to or exceeding $100,000 and for major medical and major hospital coverages must submit to a blood or urine test, which includes AIDS antibody screening. The Company's own mortality and morbidity experience to date reflects no unduly adverse impact as a result of any acceleration of AIDS-related life insurance claims. The Company is continuing to monitor developments in this area but is necessarily unable to predict the long-term impact of this problem on the life insurance industry, in general, or on the Company, in particular.

Investments

The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, such laws generally prescribe the nature, quality of and limitations on various types of investments which may be made. The Company currently engages the services of an unrelated investment advisor, Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's) or "BBB-" (Standard & Poors) or better. However, the Company does own some investments that are rated "BB" and one bond rated "D" (together 4.4% and 3.2% of total fixed maturities as of both December 31, 1995 and 1996, respectively). As of December 31, 1996, out of a securities portfolio of $121,492,167, only one of the Company's investments with a carrying fair value of $331,250 was in default.

In November, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allowed enterprises to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications between the investment accounts. This one-time reassessment had to be made prior to December 31, 1995 and be appropriately disclosed in the financial statements. In December, 1995, the Company did reassess the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723.

The following table summarizes the Company's investment portfolio as of December 31, 1995 and 1996:


                                    Investment Portfolio

                                    December 31, 1995        December 31, 1996
                                   -------------------      -------------------
                                               Percent of               Percent of
                                    Carrying     Total       Carrying     Total
                                     Value      Carrying      Value      Carrying
                                  (Fair Value)   Value     (Fair Value)   Value
                                  ------------  -------    ------------  -------
Fixed Maturity Securities:
  U.S. Government and
  Government agencies             	$19,789,608   14.59%     12,177,564     8.42%
  Mortgage-backed                  	22,114,810   16.31%     35,371,543    24.45%
  Investment grade corporates      	69,431,937   51.20%     70,092,550    48.44%
  Non-investment grade corporates   	5,092,566    3.76%      3,850,510     2.66%
                                   -----------   ------    -----------    ------
  Total fixed maturity securities	 116,428,921   85.86%    121,492,167    83.97%
  Cash and cash equivalents	        12,289,801    9.06%     15,403,450    10.65%
Other Investments:
  Policy loans                       5,622,136    4.15%      6,421,251     4.44%
  Mortgage loans                     1,067,605    0.79%      1,199,110     0.83%
  Real property tax liens              178,908    0.13%        131,729     0.09%
  Equity securities                     15,297    0.01%         33,562     0.02%
                                  ------------  -------   ------------   -------
Total invested assets             $135,602,668  100.00%   $144,681,269   100.00%
                                  ============  =======   ============   =======

The following table shows the distribution of the contractual maturities of the Company's portfolio of fixed maturity securities by carrying value as of December 31, 1996. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

              	Contractual Maturities of Fixed Maturity Securities

                                                        Percent of
                                            Carrying   Total Fixed
      Available for Sale                     Value      Maturities
      ------------------                  -----------   ----------
      Due in 1 year or less	              $ 2,632,028        2.16%
      Due after 1 year through 5 years	    23,458,901       19.31%
      Due after 5 years through 10 years   36,992,088       30.45%
      Due after 10 years                   19,264,750       15.86%
      Mortgage-backed Securities           39,144,400       32.22%
                                         ------------      -------
                                         $121,492,167      100.00%
                                         ============      =======

The following table shows the distribution by carrying value of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, along with related estimated fair values, as of December 31, 1995 and 1996:



                          	Distribution of Fixed Maturity Securities by Rating

                              December 31, 1995                    December 31, 1996
                     -----------------------------------   ----------------------------------
                                    % of                                  % of
                                   Total                                 Total
Standard &                         Fixed                                 Fixed
Poor's                 Carrying   Invest-      Estimated      Carrying   Invest-      Estimated
Rating                  Value      ments      Fair Value       Value      ments      Fair Value
------                ----------  -------    -----------     ----------  -------    -----------
AAA                 $ 42,209,501   36.26%   $ 42,209,501   $ 46,981,664   38.67%   $ 46,981,664
AA                    10,606,356    9.11%     10,606,356      7,598,298    6.25%      7,598,298
A                     21,904,044   18.81%     21,904,044     21,383,442   17.60%     21,383,442
BBB                   36,616,454   31.45%     36,616,454     41,678,253   34.31%     41,678,253
BB                     4,848,816    4.16%      4,848,816      3,519,260    2.90%      3,519,260
D                        243,750    0.21%        243,750        331,250    0.27%        331,250
                    ------------  -------   ------------   ------------  -------   ------------
Total               $116,428,921  100.00%   $116,428,921   $121,492,167  100.00%   $121,492,167
                    ============  =======   ============   ============  =======   ============


At December 31, 1995 and 1996, 95.6% and 96.8%, respectively, of the
Company's investments were investment grade corporate fixed maturity securities (i.e., those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service). This included approximately $29,946,626, at December 31, 1995, and $39,144,400, at December 31, 1996, of collateralized mortgage obligations secured by residential mortgages. These amounts represented approximately 26% and 32% of the Company's fixed maturity portfolio at December 31, 1995 and 1996, respectively. Certain classes of mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates then available. As a result, holders of mortgage-backed securities may receive higher prepayments on their investments which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage-backed securities. At December 31, 1995 and 1996, less than investment grade fixed maturity securities had aggregate carrying values (held at fair value) of $5,092,566 and $3,850,510 respectively, amounting to 4.4% and 3.2%, respectively, of total investments and 2.8% and 1.6%, respectively, of total assets. The Company's holdings of less than investment grade corporate fixed maturity securities are diversified and the investment in any one such security at both December 31, 1995 and 1996 was less than $1,000,000, which was approximately 0.5% and 0.4% of total assets, respectively. The Company wrote down the value of certain securities, considered to have been subject to an-other-than temporary decline in value, by $195,000 in 1995, which was included in net realized gains on investments in the consolidated statements of operations. The Company did not write down the value of any securities during 1994 and 1996.

Investment Income

Investment income is an important part of the Company's total revenues and profitability. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements. The following table shows the investment results of the Company's total invested asset portfolio, for the three years ended December 31, 1996:


                       	Investment Results
                                                   	              Years Ended December 31,
                                                      -----------------------------------------------
                                                            1994           1995           1996
                                                            ----           ----           ----
       Total invested assets, end of period             $125,487,241   $135,602,668   $144,681,269
       Net investment income before interest credited
       to policyholders	                                  $9,238,789     $8,945,280     $9,850,083
       Yield on average cash and investments                   7.48%          6.97%          7.08%
       Net realized investment gains                         $41,568       $673,868       $240,075



Reserves

In accordance with applicable insurance regulations, the Company has established, and carries as liabilities in its statutory financial statements, actuarially determined reserves that are calculated to satisfy its policy and contract obligations. Reserves, together with premiums to be received on outstanding policies and contracts and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates. Reserves maintained also include unearned premiums, premium deposits, reserves for claims that have been reported but are not yet paid, reserves for management's estimate for claims that have been incurred but have not yet been reported and claims in the process of settlement.

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

Reinsurance

Assumption from First National Life

In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National Life Insurance Company ("First National"). American Pioneer initially contracted with First National to assume $4 million of premium on group Medicare Supplement coverage issued to the members of the Florida Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed approximately an additional $50 million of Individual Medicare Supplement premium, $1.2 million in Home Health Care premium and $0.8 million in miscellaneous life and accident and health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996. The Company received approval from the Florida Insurance Department to report the premiums assumed from First National as direct premium written.

Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50 million Individual Medicare Supplement to Transamerica under reinsurance terms believed to be favorable. American Pioneer will perform all the administration on the reinsured business.

Ceded

Consistent with the general practice of the life insurance industry, the Company reinsures portions of the coverage provided by its life insurance products to unaffiliated insurance companies under various reinsurance agreements. Such agreements allow the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and to continue writing a larger volume of new business. The mortality risk retention limit on each policy varies generally between $25,000 and $75,000. The Company cedes insurance primarily on an "automatic" basis and receives allowances from its reinsurers ranging from 100% to 142% of the reinsurers' premium in the first policy year and at varying rates of up to 40% in renewal years. Reinsurance is not maintained on any of the annuity policies in force.

The Company has "excess of loss" reinsurance agreements with unaffiliated insurance companies on its accident and health insurance policies to reduce the liability on individual risks to $60,000 at American Pioneer and $200,000 at American Progressive. On June 30, 1995, the Company effected a "quota share" reinsurance agreement with another unaffiliated reinsurer (rated A+ by A.M. Best) to cede 75% of the remaining $60,000 of individual accident and health insurance risk at American Pioneer. The Company received a ceding commission of $862,000, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue with $80,000 and $157,000 being amortized as income during 1995 and 1996, respectively. In addition, the Company has a quota share agreement on its Accidental Death and Dismemberment policies under which the reinsurer receives 90% of all premiums and pays 90% of all losses and the Company receives allowances ranging from 20%-30% of the ceded premium. American Pioneer also reinsures all of the risk in excess of two years of benefits on certain disability income policies.

As part of its restructuring, American Progressive reinsured all of its New York Statutory DBL Insurance in force and a major part of the risk on its major medical policies to unaffiliated insurers. (See "Restructuring Activity
- Sale of DBL Block" and "Major Medical Reinsurance").

The Company is contingently liable to pay claims in the unlikely event that a reinsurer fails to meet its obligations under the reinsurance agreement. The Company's primary reinsurers are currently rated A+ (Superior) and A (Excellent) by A.M. Best. To the Company's knowledge, no reinsurer of business ceded by the Company has been unable to pay any policy claims on any reinsured business. The reinsurance agreements are subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. Management believes that if its reinsurance agreements were canceled it would be able to obtain other reinsurance arrangements on satisfactory terms to enable it to continue writing new business.

Other Assumed

As part of its strategy of acquiring blocks of business, the Company has acquired several blocks of business through reinsurance.

American Progressive participates in a modified coinsurance agreement with an unaffiliated insurer under an agreement entered into in 1986. The business assumed consists of non-participating premium-paying Whole Life and increasing premium Whole Life policies. At December 31, 1996, premiums in force ceded to American Progressive under this arrangement were approximately $400,000, the amount of insurance in force was approximately $25.5 million and the reserves assumed were approximately $4.5 million.
In 1994, the Company assumed 100% of the risk and premium on certain accident and health insurance policies written by three insurers not affiliated with the Company: North American Company for Life and Health Insurance, North American Company for Life and Health Insurance of New York and Baptist Life Insurance Company of New York. At December 31, 1996, the premium in force on these policies was approximately $750,000 and the associated reserves were approximately $830,000.

Accident Insurance Pool

 	Effective January 1, 1994, American Progressive entered into a pooling agreement through National Accident Insurance Underwriters, an unaffiliated agency, and three unaffiliated insurers to underwrite travel accident and student accident insurance policies. In August, 1996, the Company notified the accident pool of its intention to withdraw effective December 31, 1996.
As of December 31, 1996, American Progressive had approximately $8 million in premiums in force under this arrangement, all of which had been assumed from the other pool participants. Although the Company made a modest profit in this pool over the past three years, the results were erratic and the Company decided to allocate its capital and efforts in its core business segments (see "Business - Strategic Focus"). American Progressive continues to have the risk on business earned prior to December 31, 1996 and maintained $2.5 million in reserves for this risk (see "Restructuring - Withdrawal from NAIU Pool").

WorldNet

As part of the transaction to acquire the business of First National, the Company also acquired and leased through its WorldNet subsidiary, a portion of the operating facility in Pensacola, Florida, formerly used by First National. Included in this acquisition is hardware and software used to process the business and the leasing of the office facility, furniture, fixtures and equipment. In addition, WorldNet hired most of the administrative employees of First National in Pensacola.

The Company has identified Pensacola as a relatively low cost operating environment in which to build WorldNet as an efficient, high quality third party administrator for the business written by American Progressive and American Pioneer and for unrelated third parties.

After sustaining significant losses in WorldNet for the past few years, management believes that WorldNet is responding to cost control and restructuring efforts, reporting a cash loss of $135,000 for 1996 and, after depreciation, a loss of $271,000.

Acquisitions

In January, 1992, WorldNet was a newly-formed subsidiary and acquired certain assets and the client base of a firm that provided managed care, travelers' medical assistance and claims administration to insurance companies (foreign and domestic) and affinity groups, including credit card companies.

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

In 1995, substantially all of the assets of OBC (including the shares of its subsidiary HAT) was acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1995. At the same time, the Company wrote off corresponding assets, including the value of the service agreement, which assets amounted to approximately $170,000. The resulting net income from this transaction was approximately $200,000 and was reflected in the Company's financial statements for the first quarter of 1996.

General

WorldNet is a fee-based company whose primary services are to provide medical managed care and assistance to people traveling away from their homes and to act as a third party administrator and service provider to the Insurance Subsidiaries. These, and other related services, are sold by WorldNet to insurance companies (for their insureds), credit card companies (for their card members) and associations (for their members).

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

Operations

WorldNet operates a 24-hour multi-lingual communications center in Miami, Florida and a third party administrative office in Pensacola, Florida. The company has developed and acquired proprietary software applications that have been customized for its market.

WorldNet's revenues for years ended December 31, 1994, 1995 and 1996 were as follows:


                                         Year Ended December 31,
                                -----------------------------------------
                                    1994           1995          1996

Managed care and claims
  adjudication             	     $2,812,519     $2,099,438     $1,513,962
Travel and other assistance       1,256,480        971,103        658,379
                                 ----------     ----------     ----------

                                 $4,068,999     $3,070,541     $2,172,341
                                 ==========     ==========     ==========


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

Each Insurance Subsidiary is required to file detailed reports with the insurance department of each state in which it is licensed to conduct business, and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the National Association of Insurance Commissioners ("NAIC"), the Insurance Subsidiaries are examined periodically by examiners of New York and Florida and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. American Progressive was examined in 1995 for the three years ended December 31, 1994 by the New York State Insurance Department. American Pioneer was examined in 1993 for the year ended December 31, 1992 by the Florida Insurance Department and is currently under examination for the three years ended December 31, 1995. The Company has complied with all recommendations made on such reports, and no issues were raised which the Company deems to be material.

Many states require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1995 and 1996, securities totaling $6,468,000 and $7,779,000, respectively (approximately 4.8% and 5.4 %, respectively, of the carrying value of the Company's invested assets), were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards established by the particular state.

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

The statutory filings of American Progressive and American Pioneer require classifications of investments, the maintenance of an asset valuation reserve ("AVR") and that investment gains and losses resulting from changes in interest rate levels be deferred and taken into income over a period of years through the interest maintenance reserve ("IMR"). Similar requirements are not required under GAAP.

The AVR and IMR of the Insurance Subsidiaries as of December 31, 1995 and 1996 were:

                                December 31, 1995         	December 31, 1996
                                -----------------          -----------------

     American Progressive
       AVR	                         $ 523,893                 	$ 456,362
       IMR	                         $ 442,394                 	$ 547,436

     American Pioneer
       AVR                          $ 618,676                  $ 646,040
       IMR(1)                       $(101,777)                 $ (94,025)

              (1) For statutory accounting purposes, a negative IMR is treated as a non-admitted asset.

New York State enacted legislation in 1992 that requires all health insurance sold to individuals and groups with less than 50 employees, to be offered on an open enrollment and community rated basis effective April 1, 1993. Such insurance may continue to be sold to groups with more than 50 employees on an underwriting basis, with premiums set to reflect expected or actual expenses. The 1992 law prohibits the use of individual underwriting techniques and health insurers must accept all who apply regardless of medical condition. The community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and requires that the same average rate be used for all persons with the same policy residing in the same location. The Medicare supplement actively marketed by American Progressive in New York State and some of its in force business is subject to the community rating rules. The extension of such legislation to Florida, where significant medically underwritten health insurance is offered, might cause a reconsideration of the Company's existing health care coverage offerings.

Dividend and Distribution Restrictions

Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $10,293,000 at December 31, 1996.

Under current Florida State insurance law, a life insurer may pay a dividend or make a distribution without the prior written approval of the department when:

(a)	the dividend is paid from that portion of the accumulated
and available surplus of the Company as is derived from the net operating profits of its business and its net realized capital gains;

(b)	the dividend is no more than the greater of (i) 10% of the
insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains; or (ii) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year;

(c)	the insurer will have surplus as to policyholders equal to
or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and

(d)	the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution.

American Pioneer has the capacity to pay dividends of approximately $950,000 during the year ending December 31, 1997. Dividends of $1,000,000, $500,000 and $500,000 were paid by American Pioneer to American Progressive in 1994, 1995 and 1996, respectively.

Risk-Based Capital Requirements

Effective December 31, 1993, the NAIC adopted new risk-based capital
("RBC") requirements, which have also been adopted in New York and Florida. These are intended to provide for a measurement of statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. As of December 31, 1995 and 1996, American Progressive's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 334% and 261% of the Authorized Control Level, respectively. As of December 31, 1995 and 1996, American Pioneer's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 756% and 795% of the Authorized Control Level, respectively.

Guaranty Association Assessments

All states require insurance companies to participate in guaranty associations designed to cover certain claims against insolvent insurers. The incurance and amount of such assessments have increased in recent years and are generally expected to increase further in future years. American Progressive and American Pioneer were assessed and paid approximately $12,000 and $152,000, respectively, in 1995 and $9,326 and $77,396, respectively in 1996. The likelihood and amount of any other future assessments are now unknown and are beyond the control of the Company.

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

In 1996, Congress enacted the Kassenbaum-Kennedy Act which, among other changes, restricts the ability of insurers to utilize medical underwriting and pre-existing condition provisions in certain health insurance policies issued to persons who were previously insured under qualifying policies. These changes, which will become effective in stages, may have an effect on some of the Company's policies. Whether or not Congress passes any further health reform measures in the foreseeable future, it is likely that health reform will continue to reappear on the legislative agenda in the future. Such additional healthcare reform proposals also could require standardization of major medical or long-term care coverages, impose mandated or target loss ratios or rate regulation, require the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandate ultilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase or decrease the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in the Company's Medicare Supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have effects on the Company's business, some of them adverse. The Company is unable to predict what changes to the country's health care system will be enacted, if any, or their effects on the Company's business. See "Regulation".

Other Possible Changes in Legislation

Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company's business.

An important portion of the Company's insurance business is the sale of deferred annuities and certain life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to federal income tax increases in the value of an annuity or life insurance contract until some form of distribution is made from the contract. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance which, if enacted, might have an adverse effect on the ability of the Company to sell the affected products in the future. The Company is not aware that Congress is actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life insurance; however, it is possible that the tax treatment of annuities or life insurance could change by legislation or other means (for example, by Internal Revenue Service regulations or judicial decisions).

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

Federal Income Taxation of the Company

The Company files a consolidated return for federal income tax purposes, in which the Insurance Subsidiaries are not currently permitted to be included. At December 31, 1996 the Company (exclusive of the Insurance Subsidiaries) had a net operating tax loss carryforwards of approximately $6,400,000 which expire in the years 1997 to 2011.

The Insurance Subsidiaries filed a separate consolidated federal income tax return in which they are taxed as life insurance companies as provided in the Tax Code. The Omnibus Budget Reconciliation Act of 1990 amended the Tax Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in the Company's financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of the Insurance Subsidiaries' net operating loss carryforwards, there was no increase in the Company's current income tax provision for the three years ended December 31, 1996 due to this change.

At December 31, 1996 American Progressive had net operating tax loss carryforwards of approximately $5,000,000, which expire in the years 2003 to 2008.

At December 31, 1996 American Pioneer had net operating tax loss carryforwards, all incurred prior to its acquisition by the Company, of approximately $1,100,000 which expire in the years 2000 to 2002. As a result of changes in ownership of American Pioneer in May 1993, use of all the loss carryforwards of American Pioneer are subject to annual limitations.

Employees

At December 31, 1996, the Company employed approximately 200 employees, none of whom is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

	MANAGEMENT

Directors and Executive Officers of the Company and Officers of the Subsidiaries

The following table sets forth certain information concerning the Directors and Officers of the Company and the Officers of the subsidiaries:


                                         Position with the Company,
                                    Present Principal Occupation or Employment
Name                        	Age	    and Past Five-Year Employment History
----                         ---    ------------------------------------------

Richard A. Barasch	          43    	Director, President and Chief Executive
                                    Officer of the Company; Director and
                                    President of American Progressive; and
                                    Chairman of the Board of American Pioneer
                                    and WorldNet.  Mr. Barasch has been a
                                    director and executive officer of the
                                    Company since July 1988, President since
                                    April 1991 and Chief Executive Officer since
                                    June 15, 1995.  He has held his positions
                                    with the Company's subsidiaries since their
                                    acquisition or organization by the Company.
                                    Term as a Director expires in 1997.

Marvin Barasch               74    	Chairman of the Board of the Company and
                                    Vice-Chairman of American Progressive (John
                                    Adams) since July 1988, Chairman of American
                                    Progressive since June 1996 and a director of American Pioneer since May 1993. Mr. Barasch was Chief Executive Officer of the Company from July 1988 to June 15, 1995. He has been in the insurance business as an agent and broker for over 40 years. Term as a Director expires in 1998.

Robert A. Waegelein, C.P.A. 	36   	Senior Vice President and Chief Financial
                                   Officer of the Company (since October 1990) and of the Company's subsidiaries since they were acquired or organized. Prior to that, Mr. Waegelein, a certified public accountant, was employed by KPMG Peat
                                   Marwick LLP, the Company's then independent public accountants, in positions of increasing responsibility, finally serving as Senior Manager.

Gary W. Bryant, C.P.A.     	47    	President, CEO and Director of American
                                   Pioneer since April 1983 and Senior Vice
                                   President of the Company since June 15,
                                   1995.


William E. Wehner          	53    	Executive Vice President and Chief Operating
                                   Officer of American Progressive since May
                                   1991.  Mr. Wehner was employed for over
                                   twenty years by Mutual Life Insurance
                                   Company of New York and its affiliates in
                                   positions of increasing responsibility,
                                   finally serving as Vice President for Group
                                   Insurance.

John C. Caton F.S.A.       	59    	Vice President of American Pioneer since May
                                   1989.

Guy H. Hartman, FALU, CLU  	61    	Vice President and Chief Underwriter (since
                                   January, 1986) and Secretary (since January,
                                   1994) of American Pioneer.

Bradley Leonard, F.S.A.,
  M.A.A.A.	CLU, ChFC	       52	    Vice President of the Company and Senior
                                   Vice President and Chief Actuary of American
                                   Progressive and American Pioneer since
                                   January, 1997.  From December 1992 to
                                   January 1997, Mr. Leonard was Vice President
                                   & Actuary of the Federal Home Life Insurance
                                   Companies.  Prior to December 1992, he was
                                   Senior Vice President and Chief Actuary of
                                   American Heritage Life Insurance Company.

Sam Walden                 	57    	Vice President-Information Systems of
                                   American Pioneer since November, 1986.

Joan M. Ferrarone          	57    	Secretary of the Company and American
                                   Progressive since June, 1995.  Mrs.
                                   Ferrarone has been employed by the Company since 1991 and by American Progressive since 1984 in positions of increasing responsibility.

Michael A. Barasch         	41    	Director of the Company since July, 1988 and
                                   American Progressive (and its predecessor,
                                   John Adams) from July, 1988 to June, 1995.
                                   Since February 1995, Mr. Barasch has been a
                                   member of the law firm of Barasch and
                                   McGarry.  He was a member of the law firm of
                                   Altier and Barasch from February 1989 to
                                   February 1995.  Term as a Director expires
                                   in 1999.

Stuart Becker, C.P.A.	      53    	Director of the Company since July 1990.  A
                                   partner in the accounting firm of Becker &
                                   Company, LLC and predecessors, since 1990.
                                   Mr. Becker has more than 30 years experience
                                   as a certified public accountant.  Term as a
                                   Director expires in 1997.

David F. Bolger            	64    	Director of the Company since December,
                                   1992. Since 1966, Mr. Bolger has been Chief
                                   Executive Officer of Bolger & Co., Inc., an investment banking firm. Term as a Director expires in 1999.

Mark M. Harmeling          	44    	Director of the Company since July 1990 and
                                   Director of American Progressive since
                                   December, 1992.  Mr. Harmeling has been
                                   President of Bay State Realty Advisors since
                                   January 1994 and previously President of
                                   Intercontinental Real Estate Corporation, a
                                   real estate management and development
                                   company for more than the past five years.
                                   Mr. Harmeling is also a Director of the
                                   following companies: Rochester Shoetree
                                   Corporation (since 1988) and Applied
                                   Extrusion Technologies (since 1987).  Term
                                   as a Director expires in 1998.

Bertram Harnett           	73     	Elected director of the Company and American
                                   Pioneer in June 1996 and had been a director
                                   of the Company previously (July 29, 1988 to
                                   February 9, 1989).  Mr. Harnett is President
                                   of the law firm of Harnett Lesnick & Ripps
                                   P.A., Boca Raton, Florida, and its
                                   predecessors since 1988, and a practicing
                                   lawyer since 1948.  He is the author of
                                   treatises on insurance law and is a former
                                   Justice of New York State Supreme Court.
                                   Term as a director expires in 1998.

Walter L. Harris	          45    	Director of the Company since July 1993 and
                                  of American Progressive (and its
                                  predecessor, John Adams) since July 1988.
                                  Since 1979, Mr. Harris has been President of
                                  Tanenbaum-Harber Company, Inc., a general
                                  insurance brokerage firm.  Term as a
                                  Director expires in 1999.

Harry B. Henshel          78     	Director of the Company since June 1992.
                                  Mr. Henshel has been Chairman of the Board of the Bulova Corporation, a manufacturer of timepieces located in New York City, for more than the past five years. Mr. Henshel is also a Director of Ponce Hotel
                                  Corporation (since 1973) and Ampal
                                  Industries, Inc. (since 1983). Term as a
                                  Director expires in 1997.

Patrick J. McLaughlin  	  38    	Director of the Company since January 1995.
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

Mr. Becker was a partner in Laventhol & Horwath from 1988 to 1990 and Mr. Wehner was an officer of JT Moran Financial Corp. and Moran & Co. (collectively "Moran") from 1987 to 1990. In November 1990, Laventhol & Horwath filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. In July 1992, as a result of obligations arising out of the Laventhol & Horwath failure, Mr. Becker filed personally for reorganization under Chapter 11 of the Federal Bankruptcy Code. Moran declared bankruptcy in January 1990, and in July 1992 the SEC instituted a civil suit against six former officers of Moran, including Mr. Wehner. Mr. Wehner settled the SEC suit by consenting to the entry of an injunction relating to his future activity in the securities business, without admitting any of the allegations of the SEC's Complaint.

The By-laws of the Company provide that the number of directors shall be set by the Board of Directors and that the number of directors in each class shall be equal, or as nearly as practical. The Company's Board of Directors consists of nine directors and one vacancy.
The Board of Directors has an Audit Committee which also acts as a Transactions Committee, consisting of Messrs. Becker, Bolger, Henshel, and McLaughlin, a Compensation Committee consisting of Messrs. Becker, Harmeling and Harris and an Executive Committee consisting of Messrs. Marvin, Richard and Michael Barasch, Mr. Bolger and Mr. Harnett. The Audit Committee is empowered to consult with the Company's independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters and, as the Transactions Committee, reviews and makes recommendations to the Board on certain capital transactions entertained by the Company. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of officers of the Company. The Executive Committee has the authority to act between Board meetings on behalf of the Board, on all matters allowed by law.

              	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Wand Partners L.P., an affiliate of Wand/Universal Investments L.P., I and II, the holders of all of the outstanding Series B Preferred Stock, entered into a financial advisory agreement, dated December 30, 1994, under which such Wand affiliate renders advisory services to the Company and is paid a fee of $100,000 per year for such services reduced by any director's fees paid to the director designated by Wand. Such services and fees are to continue as long as Wand owns 500,000 shares of Common Stock or common stock equivalent.

Bertram Harnett, a director of the Company, is a shareholder in Harnett, Lesnick & Ripps P.A. of Boca Raton, Florida, which was paid $228,284 in 1996 on account of its legal services to, as well as reimbursement for disbursements made on behalf of the Company.

ITEM 2 - PROPERTIES

The Company currently leases from unaffiliated parties (i) approximately 15,000 square feet of office space in Brewster, New York, under a lease expiring in October 2001, with an earlier termination on October 31, 1997 at the sole option of the Company (the Company notified the landlord of its intention to terminate the lease as of October 31, 1997), (ii) 18,000 square feet in Orlando, Florida, under a lease expiring in January, 2002; (iii) 22,000 square feet in Pensacola, Florida, under a lease expiring in November, 1997, with annual renewals at the Company's option for a period of three years and (iv) 8,000 square feet in Miami, Florida, under a month to month lease arrangement. These leases represent the principal offices of American Progressive, American Pioneer and WorldNet, respectively, and carry an aggregate annual rental of approximately $688,000. The Company also leases a smaller office in Andalusia, Alabama, for an aggregate annual rental of approximately $17,000.

ITEM 3 - LEGAL PROCEEDINGS

No reportable litigation was pending at December 31, 1996. The Company is party to various lawsuits arising out of the ordinary conduct of its business, none of which, the Company believes, would have a material adverse effect upon the business of the Company if it were to be adversely determined.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                 	PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Publicly Traded Securities

The Company's Common Stock has been traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol UHCO since May 12, 1983. The 1999 Warrants have been so traded and so quoted, under the symbol UHCOW, since September 1990. The following table sets forth the high and low sales prices per share of Common Stock and 1999 Warrants as reported on the Nasdaq National Market for the periods indicated.

                                              Common Stock      1999 Warrants
                                              ------------      -------------
                                              High     Low      High     Low

1994
 First Quarter                                  5     3-1/8    4-3/8    2-1/4
 Second Quarter	                            4-1/8     2-5/8        2    1-3/4
 Third Quarter	                             3-1/2     2-3/8    1-3/4    1-3/4
 Fourth Quarter	                            3-1/2    2-1/16    1-3/4    1-3/4

1995
 First Quarter	                             3-3/8     2-1/8    1-3/4    1-3/4
 Second Quarter	                            3-3/4     2-5/8    1-3/4    1-3/4
 Third Quarter	                             3-5/8     2-5/8    1-3/4    1-1/4
 Fourth Quarter	                            3-1/8     2-1/8    1-1/4    1-1/4

1996
 First Quarter                              3-1/8     2-1/4    1-1/2    1-1/2
 Second Quarter	                            3-1/8         2    1-1/4    1-1/4
 Third Quarter	                             3-1/8   2-31/32    1-3/4    1-1/4
 Fourth Quarter	                          2-11/16     1-1/2    1-3/8    1-1/4

1997
 First Quarter  (through February 28)  	  2-31/64     1-3/4    1-1/8    1-1/8


As of February 28, 1996, there were approximately 1,700 holders of the Common Stock and 100 holders of the 1999 Warrants. On February 28, 1997, the bid and ask sales prices for the Common Stock were $1-7/8 and $2-1/4. On January 30, 1997, the last date on which the 1999 Warrants were traded, the sales price was $1-1/8.

Dividends

The Company has neither declared nor paid dividends on its Common Stock and no such dividends are likely in the foreseeable future. Any future decision to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, the ability of the Company to pay cash dividends, if and when it should wish to do so, may depend on the ability of its subsidiaries to pay dividends to the Company.
See "Regulation--Dividend and Distribution Restrictions".

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, the related notes thereto and the auditors' report thereon and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
The selected consolidated financial data presented below for, and at the end of, each of the years from December 31, 1992 through 1995 are derived from the consolidated financial statements of the Company, which have been audited and reported upon by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data presented below for, and at the end of December 31, 1996, have been audited and reported upon by Ernst & Young LLP, independent certified public accountants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

                                               Year ended December 31,
                                    ----------------------------------------
                                        1992    1993    1994    1995   1996
                                    (In thousands, except for per share data)

   Income Statement Data:
Gross premium and policyholder
 fees                               $10,588  $24,885  $40,652  $46,145  $55,287
Reinsurance premium assumed	            671      616   13,564    8,866   10,522
Reinsurance premium ceded	           (1,515)  (3,975) (13,564) (18,200) (25,664)
                                     -------  -------  -------  -------  -------
Net premium and other policyholder
 fees	                                9,744   21,526   40,324   36,811   40,145
Net investment income	                5,997    7,974    9,239    8,945    9,850
Realized gains (losses)	               (193)     676       42      674      240
Fee income	                           1,554    2,466    4,126    3,137    2,872
Other income	                            --      801      219      244      280
Total revenues	                      17,102   33,443   53,950   49,811   53,387
Total benefits, claims and other
 deductions	                         16,709   31,818   51,712   47,161   53,014
Net income after taxes and before
 extraordinary credit                   145    1,553    2,228    2,642      104
Net income after taxes and
 extraordinary credit(1)	               393    1,553    2,228    2,642      104
Net income (loss) applicable
to common shareholders(2)	              (94)   1,024    3,173    2,642      104
Net income (loss) per share of
 Common Stock after taxes and
 extraordinary credit	                (0.02)    0.14     0.37     0.25     0.01

                                                 December 31,
                                -----------------------------------------------
                                  1992      1993      1994     1995(3)   1996
                                  (In thousands, except for per share data)
   Balance Sheet Data:
Total investments	              $77,551  $123,038  $125,487  $135,603  $144,681
Total assets	                    95,616   153,687   164,862   182,994   242,237
Policyholder account balances	   64,780   105,091   108,777   118,609   134,539
Series A Preferred Stock	         6,034     6,564        --        --        --
Series B Preferred Stock	            --        --     4,000     4,000     4,000
Stockholders' equity	            13,902    16,377    15,321    24,114    22,079
Stockholders' equity per share
of Common Stock(4)                 1.71      1.87      1.83      2.89      2.53


  ---------------------------
(1)	The extraordinary credit reported in the year ended December 31, 1992 represents the realization of the tax benefit for operating loss carryforwards accounted for prior to Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes," which Statement was adopted by the Company as of January 1, 1993.

(2)	After provision for Series A Preferred Stock dividends of $487,000,
$529,000 and $576,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

(3)	See "Management's Discussion and Analysis of Financial Condition and
Results of OperationsCEffects of Accounting Pronouncements" for a discussion of the impact of changes in accounting principles.

(4)	Stockholders' equity per share of common stock represents stockholders'
equity less the Series A and Series B Preferred Stock divided by outstanding shares of common stock.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is an insurance holding company representing the strategic combination of two life insurance companies, American Progressive and American Pioneer, and WorldNet, an international managed care company. These companies were assembled in 1991-1993, with the Insurance Subsidiaries each being acquired at prices approximately equal to or below their adjusted statutory book value. Management is now focused on growth, both internal, through aggressive marketing and product development programs directed at specialty life and accident and health insurance products, and by seeking further acquisitions of insurance companies or blocks of business. It also has embarked on a program to rationalize operations through consolidation of administrative and processing facilities.

The Insurance Subsidiaries had revenues of approximately $43.9 million, $40.5 million and $44.5 million for the years ended December 31, 1994, 1995 and 1996, respectively, representing 91%, 93% and 95%, of the Company's total revenues for each period, respectively. Although American Progressive, domiciled in New York, primarily sells its products in New York and the northeastern United States and American Pioneer, domiciled in Florida, primarily sells its products in Florida and the southeastern United States, one or both of the Insurance Subsidiaries is licensed in 45 states and in the District of Columbia. American Pioneer and American Progressive have been rated "B+" and "B" by A.M. Best, respectively. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of shareholders in the rated company. See "BusinessCRatings".

Results of Operations

Years Ended December 31, 1995 and 1996

The results of operations for the year ended December 31, 1995 and 1996 include the operations of American Progressive, American Pioneer and WorldNet.

Net Income. For the year ended December 31, 1996, the Company earned net income of approximately $104,000 resulting in an earnings per share applicable to common shareholders of $0.01. For the year ended December 31, 1995, the Company earned net income of approximately $2,642,000, resulting in an earnings per share of $0.25.

Operating income before income taxes decreased $2,278,000 from $2,651,000 in 1995 to $373,000 in 1996. Certain individually large items account for a significant amount of this decrease, including (i) a decrease in the operating results of the NAIU accident pool participated in by American Progressive, which decrease was $1,100,000; (ii) a decrease in realized gains on investment of $434,000 and (iii) the $250,000 expense accrual made at December 31, 1996 for the restructuring activity of the Company. These three items represent $1,784,000 of the $2,278,000 decrease.

Revenues. Total revenues increased approximately $3,576,000 from total revenues of approximately $49,811,000 for the year ended December 31, 1995 to approximately $53,387,000 for the year ended December 31, 1996. Net premiums and policyholder fees earned increased approximately $3,334,000. Supplemental health insurance premiums at American Progressive increased approximately $1,258,000 (primarily Medicare supplement, hospital indemnity and home health care) and its life premiums grew approximately $30,000, while American Pioneer's life premiums grew approximately $374,000 and its group dental premiums grew approximately $919,000. The increase in these life and supplemental health premiums of $2,581,000 was offset by the decrease of approximately $547,000 in American Pioneer's major hospital and major medical premiums and the decrease in American Progressive's premiums from its other accident and health products that are no longer being actively marketed by the Company (approximately $754,000). The Company had an increase in premiums from the NAIU pool of $1,798,000 and the NYS DBL business of $256,000. Realized gains on investments decreased approximately $434,000 to approximately $240,000, compared to a gain of approximately $674,000 for the prior year. Net investment income increased approximately $905,000 from

$8,945,000 in 1995 to $9,850,000 in 1996. This increase is attributed to higher invested assets in 1996 compared to 1995.

Fee income for the year ended December 31, 1996 reflects the fees earned by WorldNet for managed care, travel assistance, claims administration and communication services and the $450,000 deposit received by American Progressive in connection with the sale of the New York DBL business. WorldNet's fee income decreased by $716,000 which reduction primarily results from the Company's termination of its service agreement with Liberty Mutual in February, 1996. For the year ended December 31, 1996, the Company amortized approximately $280,000 of deferred revenue compared to $244,000 amortized in the same period in 1995.

Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $5,754,000 to $53,014,000 for the year ended December 31, 1996. The change in future policy benefits amounted to an increase of approximately $3,192,000. The increase in reserves for the year ended December 31, 1996 was $1,855,000 and primarily relates to the increase in life reserves at American Pioneer of $971,000, the increase in the unearned premium reserve at NAIU of $256,000 and the increase in the senior market supplemental health insurance unearned premium reserves of $628,000. This increase compares to a decrease in 1995 of approximately $1,337,000, which decrease in 1995 primarily relates to the reduction in the 1995 NAIU premium ($491,000), the runoff accident and health business of American Progressive ($827,000) and the major hospital and major medical of American Pioneer ($430,000) offset by an increase in the senior market supplemental health insurance reserves ($559,000). Claims and other benefits increased approximately $1,676,000. This increase is a result of increased mortality of approximately $516,000, increased American Progressive's senior market supplemental health benefits of approximately $1,062,000 and the claims incurred on the First National business acquired of $1,077,000, and increased morbidity of $388,000 on the group dental business. The runoff health business at both insurance companies had a reduction in benefits totalling $3,145,000 due to the decision to reinsure 75% of the major hospital and major medical benefits at American Pioneer. The benefits incurred on the NAIU business increased $1,083,000 and NYS DBL benefits increased $695,000. The increase in deferred acquisition costs decreased approximately $1,106,000 and was due to the decrease in capitalized expenses of $228,000 and the increase in amortization of $878,000.

Commissions decreased $265,000 to $5,076,000 for the year ended December
31, 1996. The increase in gross commissions of $4,967,000 was due to the increase in gross premiums noted above, offset by a corresponding increase in reinsurance allowances of $5,231,000. Other operating costs and expenses decreased approximately $175,000. Expenses incurred by the insurance subsidiaries during 1996 exceeded the 1995 amount by approximately $1,405,000.
 New business expenses and premium taxes increased approximately $166,000, the expenses incurred on the administration of the acquired First National business amounted to $550,000, while the expense incurred by the NAIU accident pool decreased $397,000. The general overhead expenses of the insurance companies increased approximately $1,086,000 which increase directly relates to the increase in business being administered by the Company. These administrative general expense increases are partially recovered from the increase in this reinsurance allowances noted above. The remaining decrease of $1,580,000 results from a decrease of continuing operation expenses incurred by WorldNet (approximately $1,292,000) and a decrease in the Parent Company expenses ($288,000). Amortization of the present value of future profits was approximately $205,000 for 1995, which amount fully amortized the asset.

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

Revenues. Total revenues decreased approximately $4,138,000 from total revenues of approximately $53,950,000 for the year ended December 31, 1994 to approximately $49,812,000 for the year ended December 31, 1995. Total premiums and policyholder fees earned decreased approximately $3,514,000. Supplemental health insurance premiums at American Progressive increased approximately $1,842,000 (primarily in NYS DBL, Medicare supplement and hospital indemnity) and its life premiums grew approximately $340,000, while American Pioneer's life premiums grew approximately $656,000 and its group dental premiums grew approximately $892,000. The increase in these life and supplemental health premiums of $3,730,000 was offset by the decrease of approximately $4,757,000 in American Pioneer's major hospital and major medical premiums and the decrease in American Progressive's premiums from its participation in NAIU accident pool (approximately $1,531,000) and other accident and health products that are no longer being actively marketed by the Company (approximately $956,000). Realized gains on investments increased approximately $632,000 to approximately $674,000, compared to a gain of approximately $42,000 for the prior year, and are primarily attributed to increasing interest rates throughout 1995. As a result of realizing these investment gains, net investment income decreased approximately $293,000.

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

Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $4,551,000 to $47,161,000 for the year ended December 31, 1995. The change in future policy benefits amounted to a decrease of approximately $4,267,000. The decrease in reserves for the year ended December 31, 1995 was $1,337,000 and primarily relates to the reduction in the 1995 NAIU premium, (approximately $491,000) the non-marketed accident and health business of American Progressive ($827,000) and the major hospital and major medical of American Pioneer ($430,000) offset by an increase in the supplemental health insurance reserves currently being sold (approximately $559,000). This decrease compares to an increase in 1994 of approximately $2,930,000, which increase in 1994 primarily relates to the increase in reserves of American Progressive when it entered the NAIU accident pool and assumed the North American Company businesses of approximately $2,556,000 (See "Business - Reinsurance"). Claims and other benefits increased approximately $1,247,000. This increase is a result of increased mortality of approximately $344,000 at American Progressive and increased supplemental health benefits of approximately $2,456,000 and increased morbidity of approximately $651,000 on the non-marketed health business at both insurance companies. This increase was offset by a reduction of approximately $2,204,000 in major hospital and major medical benefits at American Pioneer, which reduction is a result of the lower premium revenue discussed above. Interest credited to policyholders increased $173,000 to $6,090,000 due to higher outstanding policyholder account balances in 1995. The increase in deferred acquisition costs increased approximately $386,000 and was due to the increase in new business production noted above.

Commissions and other operating costs and expenses decreased approximately $1,286,000. Expenses incurred by the insurance subsidiaries during 1995 exceeded the 1994 amount by approximately $151,000. Commissions, new business expenses and premium taxes increased approximately $509,000, while the general overhead expenses decreased approximately $358,000. The remaining decrease of $1,437,000 results from a decrease of continuing operation expenses incurred by WorldNet (approximately $1,708,000) resulting from the termination of certain unprofitable contracts, (approximately $1,208,000) and the relocation of WorldNet to Florida from Texas in 1994 (approximately $500,000) offset by an increase by the Parent Company

(approximately $271,000). Amortization of the present value of future profits was approximately $205,000 for 1995 compared to $237,000 in 1994, which decrease is due to the lower amount of insurance in force.

Liquidity and Capital Resources

The Company's need for capital has historically been to maintain or increase the surplus of its Insurance Subsidiaries and to support the Company as an insurance holding company, including the maintenance of its status as a public company. In addition, the Company requires capital to fund its anticipated growth through acquisitions of other companies and blocks of insurance business.

The Company

The Company requires cash to pay the operating expenses necessary to support its status as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses) and to meet the cost involved in being a publicly-owned company and will require cash to meet Universal's obligations under the Unstacking Agreement and the debentures to be issued thereunder. The $3 million of cash required to fund the initial segment of the Unstacking Agreement is expected to be provided by the sale of at least $4 million of Series C Preferred Stock, the completion of which is awaiting approval of the transaction by the Florida Insurance Department.

On September 30, 1996, the Company amended its loan agreement with its commercial bank, under which amendment, the Company borrowed $800,000 on a one year term loan, extendable by the Company for a second year. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy Coverage Corp. ("Quincy"), an immaterial subsidiary engaged in the insurance brokerage business, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. As of December 31, 1995 and December 31, 1996, $800,000 was outstanding on this loan agreement, which bears interest at 1.0% over prime.

Insurance Subsidiaries

American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting.
 The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of December 31, 1996 for the maintenance of authority to do business were $2,500,000 and $2,130,000, respectively, but substantially more than this is needed to permit continued writing of new business. At December 31, 1996 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive and American Pioneer were $7,920,366 and $13,379,191 respectively.

The NAIC has adopted risk based capital ("RBC") rules which became effective December 31, 1993 and have been adopted by both New York and Florida. See "RegulationCRisk-Based Capital Requirements" The new RBC rules provide for various actions when the ratio of a company's total adjusted surplus to its RBC falls below 200%. At December 31, 1996, American Progressive and American Pioneer had RBC ratios of approximately 261% and 795% of the Authorized Control Level, respectively. Consummation of the Unstacking Agreement is expected to increase American Progressive's RBC ratio.

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

Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry which affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At December 31, 1996 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $12.9 million. The insurance companies have not experienced any material changes in surrender and withdrawal activity in recent years.

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

The net yield on cash and invested assets increased from 6.97% in 1995 to 7.08% in 1996. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

At December 31, 1996, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $15,044,000, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $121,492,000. The fair values of these liquid investments totalled more than $136,536,000 and constituted approximately 94% of the Company's investments at December 31, 1996. At December 31, 1996, all of the Company investments were income producing and current in interest and principal payments except for one security with a carrying value of $331,250. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk or investments in other securities whose fair values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

WorldNet

In February, 1996, the service agreement between WorldNet and Ontario
Blue Cross ("OBC"), which had been entered into in 1994 in connection with WorldNet's purchase of certain assets from subsidiaries of OBC was terminated.
 The termination of the service agreement was the result of the acquisition of OBC by Liberty Mutual Insurance Company ("Liberty Health") in 1995. Simultaneously with the termination of the service agreement, Liberty Mutual agreed to cancel certain promissory notes executed on April 1, 1994 as part payment for the acquired assets, which had a balance of $370,000 at December 31, 1996. At the same time, the Company wrote off the corresponding assets, including the value of the $170,000. The resulting net income from this transaction was approximately $200,000.

Through December 31, 1995, the Company had provided approximately $3.4 million to WorldNet with no additional funding required during 1996. These funds were used to support WorldNet's start-up costs, a portion of the costs of acquiring the HAT assets and the cost of acquiring WorldNet's Dallas, Texas facility and later closing it and relocating certain of its operations to the facility purchased from HAT in Miami Beach, Florida. WorldNet's revenues were $4,068,000, $3,071,000 and $2,172,000 for 1994, 1995 and 1996, respectively.
WorldNet incurred a net loss of approximately $1,375,000, $665,000 and $271,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The 1996 loss included certain non-cash expenses amounting to $136,000.

Effects of Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement 115, "Accounting for Certain Debt and Equity Securities", which is effective for fiscal years beginning after December 15, 1993, with earlier adoption permitted. Statement 115 requires that debt and equity securities be classified into three categories and accounted for as follows:

         *	Debt securities that the Company has the positive intent and the ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost.

        *	Debt and equity securities that are held for current resale
     would be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings.

        *	Debt and equity securities not classified as held to
     maturity or as trading securities would be classified as "available for sale" and reported at fair value. Unrealized gains and losses would not be reflected in earnings but would be reported as a separate component of stockholders' equity.

The Company adopted Statement 115 on January 1, 1994, the effect of which increased its unrealized gains by $494,541. In November, 1995, the FASB issued a Special Report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allows enterprises to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications between the investment accounts. This one-time reassessment had to be made prior to December 31, 1996 and be appropriately disclosed in the financial statements. In December, 1995, the Company did reassess the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723. As changes in interest rates occur, the carrying value of the securities classified as available for sale, as well as any securities which may in the future be classified as held for maturity, will be impacted. Typically, as interest rates rise, the carrying value of these securities may decline. Conversely, if interest rates decline, the carrying value of these securities may increase. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements.

In October, 1995, the FASB issued Statement 123, "Accounting for Stock-
Based Compensation" (Statement 123) which requires companies to recognize compensation expense for stock options based on their fair value on the date of grant and is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier adoption permitted. Statement 123 allows companies to remain under the existing method of accounting for stock options, Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). If companies elect to remain under APB 25 then the companies are required to disclose the pro forma effects of Statement 123 on their net income and earnings per share resulting from the grant of these options and other stock awards. Under APB 25, to the extent the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to follow APB 25 and related interpretations in accounting for its stock options and will disclose the pro forma effects of Statement 123 on the Company's net income and earnings per share in the footnotes to the financial statements. The pro forma effects of Statement 123 result in additional compensation expense for December 31, 1995 and 1996 of $10,756 and $133,208, respectively. The results of which reduce earnings per share for December 31, 1995 and 1996, on a pro forma basis, $0.00 and $0.01, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page F - 1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 15, 1996, the Board of Directors of the Company approved the engagement of Ernst & Young, LLP as its independent auditors for the fiscal year ending December 31, 1996 to replace the firm of KPMG Peat Marwick, LLP, who were dismissed as auditors of the Company effective July 15, 1996. The audit committee of the Board of Directors approved the change in auditors on July 15, 1996.

The reports of KPMG Peat Marwick LLP on the Company=s financial statements for the two fiscal years ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company=s financial statements for each of the two fiscal years ended December 31, 1995 and 1994, and in the subsequent interim period, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused KPMG Peat Marwick LLP to make reference to the matter in their report.

                               	PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Registrant is set forth in Part I, Item 1, under the caption "Executive Officers and Directors".

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of Universal American
Financial Corp.'s voting securities by directors, officers and persons who, to the best knowledge of the Company, are known to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1996, is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                	PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

               (iii)	Certificate of Amendment to Restated Certificate of
                     Incorporation relating to Series B Peferred Stock, is hereby incorporated by reference to Exhibit 3.2(III)
                     to Form 8-K dated January 18, 1995.
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
                      Corp. and

                (ii)	 WAND, Wand (Universal) Inc., David S. Callard and
                      Bruce W. Schnitzer are incorporated by reference to
                      Exhibit 10(e) to Form 10-K for 1994.

     10(f)	Loan Agreement between Registrant and Country Bank, dated
           September 30, 1994, incorporated by reference to Exhibit 10(e) of Form 10-Q dated November 11, 1994.

     10(g)	Stock purchase agreement between Registrant and AAM Capital
           Partners, L.P. dated July 7, 1997, including:

                 (i)	Exhibit 10, proposed Certificate of Amendment of
                     Incorporation relating to Series C Preferred Stock;
                     and

                (ii)	Exhibit 11, proposed shareholder agreement.    The
                     other exhibits and schedules to this agreement are omitted and will be furnished upon request.

     11 	Computation of primary earnings per share.

     22 	List of Subsidiaries:

                  Name                             Place of Incorporation
       ----------------------------------        ----------------------------
       American Progressive Life & Health
            Insurance Company of New York	  	       New York
       American Pioneer Life Insurance Co.		        Florida
       Amerifirst Insurance Company		       	       Indiana
       Quincy Coverage Corporation		        	       New York
       WorldNet Services Corporation      			       Florida
       WorldNet Services Corporation      			       Ontario, Canada

     23(a)	Consent of Ernst & Young, LLP

     23(b)	Consent of KPMG Peat Marwick LLP

(b)	Reports on Form 8-K

On October 21, 1996 and December 20, 1996 the Company filed
Current Reports on Form 8-K to report the assumption of business from First National Life Insurance Company.

                              	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 1997.
                     	UNIVERSAL AMERICAN FINANCIAL CORP.
                              	(Registrant)
	                       By:  /s/ Richard A. Barasch
                             ----------------------
	                            Richard A. Barasch
	                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons in the capacities indicated:

         Signatures		                      					Title
         ----------                             -----
/s/ Richard A. Barasch                 		President and Chief Executive Officer
-----------------------                  and Director
Richard A. Barasch		                     (Principal Executive Officer

/s/ Marvin Barasch                 						Chairman of the Board and Director
-----------------------
Marvin Barasch

/s/ Robert A. Waegelein            						Senior Vice President and Chief
-----------------------                  Financial Officer
Robert A. Waegelein						                (Principal Accounting Officer)

/s/ Michael A. Barasch             						Director
-----------------------
Michael A. Barasch


/s/ Stuart Becker                  						Director
-----------------------
Stuart Becker

                                 			    	Director
-----------------------
David F. Bolger

/s/ Mark M. Harmeling              						Director
-----------------------
Mark M. Harmeling

/s/ Bertram Harnett                						Director
-----------------------
Bertram Harnett

/s/ Walter L. Harris                					Director
-----------------------
Walter L. Harris

                                        	Director
-----------------------
Harry B. Henshel

/s/ Patrick J. McLaughlin 	         					Director
-------------------------
Patrick J. McLaughlin

         	UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports	                                       F-2 & F-3

Consolidated Balance Sheets as of December 31, 1995 and 1996	              F-4

Consolidated Statements of Operations
 for the Three Years Ended December 31, 1996	                              F-5

Consolidated Statements of Stockholders' Equity
 for the Three Years Ended December 31, 1996	                              F-6

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 1996	                              F-7

Notes to Consolidated Financial Statements	                                F-9

Schedule I -- Summary of Investments - other than investments in related parties (incorporated in Note 4 to Consolidated Financial Statements)

Schedule II -- Condensed Financial Information of Registrant	             F-30

Schedule III -- Supplementary Insurance Information	                      F-33

Schedule IV -- Reinsurance (incorporated in Note 8 of Notes to
Consolidated Financial Statements)

                      	Independent Auditors' Report




The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 of Universal American Financial Corp. and subsidiaries. Our audit also included the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal American Financial Corp. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                                  	Ernst & Young, LLP
New York, New York
March 26, 1997

                        	Independent Auditors' Report




The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheet as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 of Universal American Financial Corp. and subsidiaries. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules for the periods indicated above as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal American Financial Corp. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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


                                                  	KPMG Peat Marwick LLP
New York, New York
March 26, 1996

          	UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
	                    CONSOLIDATED BALANCE SHEETS
                    	December 31, 1995 and 1996

                             ASSETS                     1995         1996
                                                    -----------  -----------
Investments (Notes 2c and 4)
Cash and cash equivalents                         	$ 12,289,801 $ 15,403,450
Fixed maturities available for sale, at fair
 value (amortized cost $114,112,556 and
 $122,511,012, respectively)                       	116,428,921  121,492,167
Equity securities, at fair value (cost $46,133
 and $46,133, respectively)	                             15,297       33,562
Policy loans	                                         5,622,136    6,421,251
Property tax liens                                      178,908      131,729
Mortgage loans	                                       1,067,605    1,199,110
                                                    -----------  -----------
   Total investments	                               135,602,668  144,681,269
Accrued investment income	                            2,412,576    2,875,497
Deferred policy acquisition costs (Note 2d)          16,564,450   19,091,514
Amounts due from reinsurers	                         17,635,580   60,838,289
Due and unpaid premiums	                              2,826,833    2,712,021
Deferred income tax asset (Note 5)	                   1,328,314    2,069,876
Goodwill	                                                   ---    3,529,529
Other assets	                                         6,623,966    6,438,743
                                                    -----------  -----------
     Total assets	                                  182,994,387  242,236,738
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances (Note 2e)	            118,608,836  134,538,954
Reserves for future policy benefits	                 22,099,350   40,156,185
Policy and contract claims - life	                      693,679    1,186,702
Policy and contract claims - health	                  8,681,136   24,628,019
Short-term debt (Note 9)	                               800,000      800,000
Notes payable (Notes 3 & 6)	                            369,698          ---
Amounts due to reinsurers	                            1,294,295   11,129,232
Deferred revenues	                                      638,293      357,957
Other liabilities                                     5,694,824    7,361,163
                                                    -----------  -----------
     Total liabilities	                             158,880,111  220,158,212
Commitments and contingencies (Note 10)                      ---          ---

STOCKHOLDERS' EQUITY (Note 6)
Series B preferred stock (Issued and outstanding
 400 and 400, respectively)	                          4,000,000    4,000,000
Common stock (Authorized 20,000,000; issued and
 outstanding  6,957,532 and 7,149,221, respectively)     69,575       71,492
Common stock warrants (Authorized, issued and
 outstanding 679,621 and 668,481, respectively	             ---          ---
Additional paid-in capital	                          15,849,542   16,049,888
Net unrealized investment gains (losses) (Note 4)	    1,369,651     (972,237)
Retained earnings 	                                   2,825,508    2,929,383
                                                    -----------  -----------
Total stockholders' equity	                          24,114,276   22,078,526
                                                    -----------  -----------
Total liabilities and stockholders' equity	        $182,994,387 $242,236,738
                                                    ===========  ===========

              	See notes to consolidated financial statements.

             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Years Ended December 31, 1996



REVENUES: (Notes 2e and f)                            1994         1995         1996
                                                   ----------   ----------   ----------
Gross premium and policyholder fees earned  	     $40,652,820  $46,145,360  $55,286,610
Reinsurance premiums assumed	                      13,563,982    8,866,010   10,521,987
Reinsurance premiums ceded                       	(13,892,322) (18,200,433) (25,663,224)
                                                   ----------   ----------   ----------
Net premiums and policyholders
 fees earned (Note 8)	                             40,324,480   36,810,937   40,145,373

Net investment income (Note 4)	                     9,238,789    8,945,280    9,850,083
Realized gains on investments (Note 4)	                41,568      673,868      240,075
Fee income                                          4,125,753    3,137,294    2,871,319
Amortization of deferred revenue (Note 2g)            219,261      244,202      280,335
                                                   ----------   ----------   ----------
    Total revenues	                                53,949,851   49,811,581   53,387,185


BENEFITS, CLAIMS AND OTHER DEDUCTIONS:

Increase (decrease) in future policy benefits       2,929,747   (1,337,161)   1,854,539
Claims and other benefits	                         21,120,441   22,367,066   24,042,876
Interest credited to policyholders	                 5,916,936    6,089,860    6,614,176
Increase in deferred acquisition costs	            (2,977,769)  (3,317,523)  (2,257,617)
Amortization of present value of future profits	      236,716      204,564          ---
Commissions	                                        7,471,754    5,340,278    5,075,622
Other operating costs and expenses	                17,014,295   17,813,643   17,684,697
                                                   ----------   ----------   ----------
     Total benefits, claims and other deductions	  51,712,120   47,160,727   53,014,293
                                                   ----------   ----------   ----------
Operating income before income taxes	               2,237,731    2,650,854      372,892
Federal income tax expense (Note 5)	                    9,974        9,032      269,017
                                                   ----------   ----------   ----------
Net income	                                         2,227,757    2,641,822      103,875

Dividends on Series A preferred stock (Note 6)	      (575,961)         ---          ---

Discount on the redemption of Series A
 preferred stock (Note 6)                           1,521,695          ---          ---
                                                   ----------   ----------   ----------
Net income applicable to common shareholders	     $ 3,173,491  $ 2,641,822  $   103,875
                                                   ==========   ==========   ==========


Earnings per common share:
Net income per common share	                      $      0.37  $      0.25  $      0.01
                                                   ==========   ==========   ==========


                See notes to consolidated financial statements.

             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Years Ended December 31, 1996


                                                                                              NET
                                        SERIES A     SERIES B                  ADDITIONAL  UNREALIZED    RETAINED
                                        PREFERRED    PREFERRED     COMMON       PAID-IN    INVESTMENT    EARNINGS
                                          STOCK        STOCK        STOCK       CAPITAL    GAIN (LOSS)   (DEFICIT)      TOTAL
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1993             $ 6,563,796  $       ---  $    52,463  $12,538,935  $   211,451  $(2,989,805) $16,376,840
Issuance of common stock	                      ---          ---        9,300    1,962,954          ---          ---    1,972,254
Implementation of
 Statement No. 115	                            ---          ---          ---          ---      494,541          ---      494,541
Change in net unrealized
 investment gain(loss)	                        ---          ---          ---          ---   (4,132,738)         ---   (4,132,738)
Net income	                                    ---          ---          ---          ---          ---    2,227,757    2,227,757
Series A preferred stock dividends         575,961          ---          ---          ---          ---     (575,961)         ---
Redemption of Series
 A preferred stock	                     (7,139,757)         ---          ---          ---          ---    1,521,695   (5,618,062)
Issuance of Series
 B preferred stock	                            ---    4,000,000          ---          ---          ---          ---    4,000,000
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1994                     ---    4,000,000       61,763   14,501,889   (3,426,746)     183,686  $15,320,592
Issuance of common stock                       ---          ---        7,812    1,347,653          ---          ---    1,355,465
Transfer of investments from
 held to maturity to available
 for sale                                      ---          ---          ---          ---      155,723          ---      155,723
Change in net unrealized
 investment gain(loss)	                        ---          ---          ---          ---    4,640,674          ---    4,640,674
Net income	                                    ---          ---          ---          ---          ---    2,641,822    2,641,822
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1995                     ---    4,000,000       69,575   15,849,542    1,369,651    2,825,508   24,114,276
Issuance of common stock                       ---          ---        1,917      200,346          ---          ---      202,263
Change in net unrealized
 investment gain (loss)	                       ---          ---          ---          ---   (2,341,888)         ---   (2,341,888)
Net income	                                    ---          ---          ---          ---          ---      103,875      103,875
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1996             $       ---  $ 4,000,000  $    71,492  $16,049,888  $  (972,237) $ 2,929,383  $22,078,526
                                       ===========  ===========  ===========  ===========  ===========  ===========  ===========

              See notes to consolidated financial statements.

             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Years Ended December 31, 1996



                                            1994         1995         1996
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net income	                             $ 2,227,757  $ 2,641,822  $   103,875
 Adjustments to reconcile net
  income to net cash used by
  operating activities:
 Change in reserves for future policy
  benefits	                                6,459,856     (575,449)   3,526,269
 Change in policy and contract claims	        86,385     (158,474)     677,167
 Change in deferred policy acquisition
  costs	                                  (2,977,769)  (3,317,523)  (2,257,617)
 Amortization of present value of
  future profits	                            236,716      204,564          ---
 Change in deferred revenue	                (219,261)    (244,202)    (280,336)
 Change in policy loans	                    (618,900)    (111,995)    (746,103)
 Change in accrued investment income	       (184,583)    (260,817)    (427,870)
 Change in reinsurance balance	           (3,618,516)  (4,596,165) (11,773,467)
 Realized gains on investment	               (41,568)    (673,868)    (240,075)
 Other, net	                              (1,224,772)   1,010,861    1,509,292
                                         -----------  -----------  -----------
Net cash (used by) provided from
operating activities	                        125,345   (6,081,246)  (9,908,865)
                                         -----------  -----------  -----------

Cash flows from investing activities:
 Proceeds from sale of fixed
  maturities available for sale           53,509,107   50,442,336   18,329,599
 Proceeds from sale of fixed
  maturities held to maturity	               187,500      928,180          ---
 Proceeds from redemption of fixed
  maturities available for sale	           6,250,281    8,049,240   25,436,976
 Proceeds from redemption of fixed
  maturities held to maturity	             7,084,125    2,210,089          ---
 Cost of fixed maturities purchased
  available for sale	                    (65,538,303) (68,529,621) (48,466,456)
 Cost of fixed maturities purchased
  held to maturity	                      (15,306,019)    (795,741)         ---
 Proceeds from sale of equity
  securities	                                    ---          ---      506,250
 Cost of equity securities purchased         (46,133)         ---     (501,250)
 Change in other invested assets	          4,761,115       76,571      269,702
 Purchase of business, net of cash
  acquired	                                 (502,843)         ---    1,685,010
                                         -----------  -----------  -----------
Net cash used by investing activities	    (9,601,170)  (7,618,946)  (2,740,169)
                                         -----------  -----------  -----------

Cash flows from financing activities:
 Net proceeds from issuance of
  common stock	                            1,972,254    1,355,465      202,263
 Proceeds from the issuance of
  Series B preferred stock	                4,000,000          ---          ---
 Redemption of the Series A
  preferred stock	                        (4,000,000)         ---          ---
 Increase in policyholder account
  balances	                                3,686,182    9,831,827   15,930,118
 Change in short-term debt	                  400,000          ---          ---
 Change in notes payable                     369,698   (1,618,062)    (369,698)
                                         -----------  -----------  -----------
 Net cash provided from financing
  activities	                              6,428,134    9,569,230   15,762,683
                                         -----------  -----------  -----------
Net (decrease) increase in cash and
 cash equivalents	                        (3,047,691)  (4,130,962)   3,113,649
Cash and cash equivalents at
 beginning of year	                       19,468,454   16,420,763   12,289,801
                                         -----------  -----------  -----------
Cash and cash equivalents at end of year $16,420,763  $12,289,801  $15,403,450
                                         ===========  ===========  ===========

(Continued)

          UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
              For the Three Years Ended December 31, 1996


                                            1994         1995         1996
                                         -----------  -----------  -----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:

  Interest	                              $    38,650  $    96,289  $    83,852
                                         ===========  ===========  ===========

  Income taxes	                          $       ---  $       ---  $       ---
                                         ===========  ===========  ===========

Supplemental schedule of non-cash investing and financing activities:

Implementation of Statement 115 (Note 2c):

  Transfer of securities from available
   for sale to held to maturity         $16,624,288  $        ---  $       ---
                                        ===========  ============  ===========

  Transfer of securities held to
   maturity to available for sale	      $18,780,607  $ 36,098,026  $       ---
                                        ===========  ============  ===========


On December 30, 1994, the Company redeemed the Series A preferred stock at a discount for part cash and issuanceof a debenture (see Note 6).


Liquidation preference	                   	$ 7,139,757
Cash paid	                                	 (4,000,000)
Fair value of debenture issued            	 (1,618,062)
                                           -----------
Amount credited to retained earnings       $ 1,521,695
                                           ===========

	See notes to consolidated financial statements.

           UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND COMPANY BACKGROUND:
   ------------------------------------
Universal American Financial Corp. (the "Company" formerly Universal
Holding Corp.) was incorporated under the laws of the State of New York in August 1981, for the purpose of conducting insurance and related business primarily through its then wholly-owned subsidiary, John Adams Life Insurance Company of New York ("John Adams"). On May 17, 1991, the Company acquired 100% of the outstanding common stock of American Progressive Life & Health Insurance Company of New York ("American Progressive") and on June 27, 1991 merged John Adams into American Progressive. In 1988, the Company organized Quincy Coverage Corp. ("Quincy") an insurance agent and broker. In January, 1992, the Company began operations in WorldNet Services Corp. ("WorldNet"), a provider of managed care and assistance to travelers. On May 26, 1993, the Company acquired 100% of the outstanding common stock of American Pioneer Life Insurance Company ("American Pioneer") (see Note 3).

The Company's marketing emphasis is to sell a narrow line of products, particularly appealing to the senior market place, and largely through marketing organizations with concentrations in this market. The Company began to sell senior market life and accident and health insurance products in 1993 in New York and has expanded its sales effort to Florida. The momentum into Florida was accelerated by the acquisition of business from First National
Life Insurance Company.   (See Note 3).  The core products sold to the senior
age market include Medicare supplement, home health care, nursing home, hospital indemnity and senior life insurance. In addition, the Company sells certain program life insurance and annuity products through independent marketing organizations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------
a.	Basis of Presentation:  The significant accounting policies
followed by Universal American Financial Corp. and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which, as to American Progressive and American Pioneer, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period.
Actual results could differ from those estimates.

b.	Principles of Consolidation:  The accompanying consolidated
financial statements include the accounts of Universal American
Financial Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Fixed maturity securities classified as investments held to maturity prior to reclassification were carried at amortized cost because the Company had the positive intent and ability to hold such investments until maturity. All other fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity. As of December 31, 1995 and 1996, all fixed maturity securities were classified as available for sale. Equity securities are carried at current fair value. Policy loans and mortgage loans are stated at the unpaid principal balance. Short term investments are carried at cost which approximates fair value. Property tax liens are carried at cost. Investment income is recorded when earned. Realized investment gains and losses on the sale of securities are based on the specific identification method. Unrealized gains and losses from revaluation of equity investments and fixed maturity securities to current market value are reflected in stockholders' equity.

d.	Deferred Policy Acquisition Costs:  The cost of acquiring new business, principally commissions and certain expenses of the policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins for FASB Statement No. 97,
"Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", (Statement No. 97") products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for FASB Statement No. 60, "Accounting and Reporting by Insurance
Enterprises", (Statement No. 60") products.   Deferred policy
acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses. There were no write offs for the years ended December
31, 1994, 1995 and 1996. Details with respect to deferred policy acquisition costs for the three years ended December 31, 1996 are as follows:

Balance at January 1, 1994		                       $11,104,667
    Capitalized costs		                              4,653,342
     Adjustment relating to unrealized
        loss on available for sale securities	         403,414
    Amortization	                                	  (1,675,573)
                                                   -----------
Balance at December 31, 1994		                      14,485,850
    Capitalized costs	                            	  5,270,498
    Adjustment relating to unrealized
        gain on available for sale securities	       	(613,715)
    Amortization	                                  	(2,578,183)
                                                   -----------
Balance at December 31, 1995		                      16,564,450
    Capitalized costs		                              5,042,137
    Adjustment relating to unrealized
        loss on available for sale securities		        269,447
    Amortization		                                  (2,784,520)
                                                   -----------
Balance at December 31, 1996		                     $19,091,514
                                                   ===========
                                F-10

e.	Recognition of Revenues, Contract Benefits and Expenses for
Investment and Universal Life Type Policies: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period.
 Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under Statement No. 97 are determined following a "retrospective deposit" method and consist principally of policy account values before any applicable surrender charges. Credited interest rates for these products range from 5.00% to 7.25%. For the three years ended December 31, 1994, 1995 and 1996, one general agency of American Progressive produced $3,645,611, $4,477,034 and
$5,813,765 of annuity receipts, respectively, which represented approximately 41%, 41% and 43%, respectively, of total annuity receipts of American Progressive.

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

                                            1994         1995         1996
                                         -----------  -----------  -----------
Balance at beginning of year             $ 8,001,097  $ 8,698,434  $ 8,681,136
   Less reinsurance recoverables          (1,532,736)  (1,947,218)  (2,650,646)
                                         -----------  -----------  -----------
Net balance at beginning of year           6,468,361    6,751,216    6,030,490
                                         -----------  -----------  -----------
Balance acquired with First National             ---          ---    3,374,535

Incurred related to:
   Current year                           19,423,563   33,533,192   23,029,175
   Prior years                            (1,737,163) (14,743,820)  (2,511,056)
                                         -----------  -----------  -----------
Total incurred                            17,686,400   18,789,372   20,518,119
                                         -----------  -----------  -----------

Paid related to:
   Current year                           13,107,971   14,830,355   15,671,699
   Prior years                             4,295,574    4,679,743    4,892,735
                                         -----------  -----------  -----------
Total paid                                17,403,545   19,510,098   20,564,434
                                         -----------  -----------  -----------

Net balance at end of year                 6,751,216    6,030,490    9,358,710
   Plus reinsurance recoverables           1,947,218    2,650,646   15,269,309
                                        ------------  -----------  -----------
Balance at end of year                  $  8,698,434  $ 8,681,136  $24,628,019
                                        ============  ===========  ===========


g.	Deferred Revenue:  The Company entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer on the

$60,000 retention of certain individual accident & health insurance policies in force as of June 30, 1995. The Company received $862,000 as a ceding commission, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue and will be recognized as income over the expected life of the reinsured business. The Company amortized $79,098 and $157,902 of this deferred revenue during 1995 and 1996, respectively.

The Company entered into a 90% quota share reinsurance agreement with an unaffiliated reinsurer on certain life insurance policies in force as of June 30, 1993. The Company ceded $3,696,101 of life insurance reserves and received $1,665,000 as a ceding commission, which ceding commission was recorded as deferred revenue. The Company amortized $219,261, $165,104 and $122,433 of deferred revenue during 1994, 1995 and 1996 respectively.

h.	WorldNet Services Corp.:  WorldNet began operations in early 1992 and, on January 15, 1992, it purchased certain assets of Interclaim Services Corp. by assuming related liability commitments which totaled approximately $150,000. In 1993, WorldNet began operations in Canada to market its services.
During 1993 and 1994, WorldNet capitalized $144,247 and $189,749, respectively, of organizational expenses, which expenses were being amortized over a five year period. The Company wrote off an additional $100,000 of these capitalized expenses at December 31, 1996.

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

k.	Earnings Per Common Share:  Net income per common share was
computed by dividing the net income applicable to common share-holders by the weighted average number of common equivalent shares outstanding during each period. Income before extraordinary credit and net income were adjusted to deduct the dividend requirements of the Series A preferred stock for the year ended December 31, 1994 and includes the discount earned on the redemption of the Series A preferred stock in 1994.

l.	Cash Flow Information:  Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

m.	Reclassifications:  Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

3.	RECENT ACQUISITIONS:
   --------------------
First National Life

In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National Life Insurance Company (AFirst National@). American Pioneer initially contracted with First National to assume $4 million of premium on group Medicare Supplement coverage issued to the members of the Florida Retrired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed approximately an additional $50 million of Individual Medicare Supplement premium, $1.2 million in Home Health Care premium and $0.8 million in miscellaneous life and accident and health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996. Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50 million Individual Medicare Supplement to Transamerica.

As part of the transaction negotiated with the Receiver, American
Pioneer was to receive assets equal to the liabilities assumed, primarily policy reserves. However, as a result of the financial condition of First National, sufficient assets were not available to fully cover these liabilities. In addition, the Receiver was unable to cover certain amounts due to American Pioneer. The sum of the closing shortfall and the costs of the transaction, net of deferred tax benefits, amounted to $3,529,529, which constitutes the purchase price of the transaction, and will be amortized over 30 years.

As part of the First National transaction, the Company acquired in Pensacola a relatively low cost administrative operation with particular experience in the senior market. This has given the Company an opportunity to consolidate many of its administrative functions in Pensacola and save a significant amount of fixed overhead.

In December, 1996, the Company formulated a plan to move most of the policy administrative functions, particularly in its senior market business, from the American Progressive office in Brewster to Pensacola. This, along with other cost saving efforts, will result in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 32 as of June 30, 1997 with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. These plans were announced to the employees of the Company on March 14, 1997.

Consequently, American Progressive has exercised its right to cancel its lease for 15,000 square feet in Brewster as of October 31, 1997 and is currently negotiating to lease a smaller office. The cost of this consolidation, including severance costs, relocation costs and the cancellation penalty on the Brewster lease, will be approximately $250,000 and was expensed in the fourth quarter of 1996.

WorldNet

On April 1, 1994, the Company, through WorldNet Services Corp., a newly formed Florida corporation (WorldNet - Florida), purchased from Health Assistance for Travelers, Inc. ("HAT") (a subsidiary of Ontario Blue Cross of Canada ("OBC")) certain assets of HAT and an affiliated corporation for Canadian $625,000 (approximately US $470,000), payable over five years. The note payable to HAT requires annual payments of Canadian $125,000 plus accrued interest beginning on April 1, 1994 and bears interest at 6%. WorldNet - Florida also executed an agreement with HAT for the subcontracting of HAT's obligations under certain service contracts between HAT and OBC, and other insurers. For the year ended December 31, 1994 and 1995 the Company received $1,036,639 and $1,204,270, respectively, under these service agreements. In 1995, substantially all of the assets of OBC (including the shares of OBC's subsidiary HAT) was acquired by Liberty Mutual Insurance Company ("Liberty Health"). In February, 1996, WorldNet and Liberty Health agreed to terminate the service agreement between OBC and WorldNet. In connection with the termination of the service agreement, Liberty Health agreed to cancel the promissory notes executed on April 1, 1994, which notes amounted to $370,000 at December 31, 1996. At the same time, the Company wrote off corresponding assets, including the value of the service agreement, which assets amounted to approximately $170,000. The resulting net income from this transaction was approximately $200,000 and was reflected in the Company's financial statements for the first quarter of 1996.

4.	INVESTMENTS:
   ------------
As of December 31, 1995 and 1996, investments consisted of the following:

                                                December 31, 1995
                              ----------------------------------------------------
                                  Face	      Amortized	     Fair	       Carrying
Classification	                   Value         Cost    	   Value     	   Value
--------------                ------------  ------------ ------------ ------------
Cash and cash  equivalents		               	$ 12,289,801	$ 12,289,801 $ 12,289,801
US Treasury bonds and notes	 	$ 11,565,000   	11,719,311 	 11,957,792   11,957,792
Corporate bonds		              103,056,601  	102,393,245	 104,471,129 	104,471,129
Common stocks			                                  46,133	      15,297	      15,297
                                            ------------ ------------ ------------

  Sub-total			                              $126,448,490	$128,734,019	$128,734,019
                                                         ============
Property tax liens			                            178,908	             	    178,908
Policy loans			                                5,622,136	               	5,622,136
Mortgage loans			                              1,067,605		               1,067,605
                                            ------------              ------------
  Total investments		                      	$133,317,139	            	$135,602,668
                                            ============              ============

                                                 December 31, 1996
                              ------------------------------------------------------
                                  Face	       Amortized	      Fair	        Carrying
Classification	                   Value     	   Cost      	  Value          Value
--------------                ------------   ------------  ------------  ------------
Cash and cash  equivalents		                	$ 15,403,450 	$ 15,403,450 	$ 15,403,450
US Treasury bonds and notes	 	$  8,383,814     	8,516,908    	8,505,972    	8,505,972
Corporate bonds	              	113,722,375	   113,994,104	  112,986,195	  112,986,195
Common stocks		            	                       46,133	       33,562	       33,562
                                             ------------  ------------  ------------
  Sub-total		                 	               137,960,596	 $136,929,179	 $136,929,179
                                                           ============
Property tax liens                             			131,729	                   	131,729
Policy loans	                                 		6,421,251	                 	6,421,251
Mortgage loans			                               1,199,110	            	     1,199,110
                                             ------------                ------------
  Total investments		                       	$145,712,686              		$144,681,269
                                             ============                ============

          The amortized cost and fair value of debt securities classified as available for sale investments as of December 31, 1995 and 1996 are as follows:


                                               December 31, 1995
                              ----------------------------------------------------
                                               Gross	     Gross
                                Amortized	  Unrealized  Unrealized       Fair
Classification                    Cost         Gains      Losses         Value
--------------                ------------  ----------  -----------   ------------
US Treasury securities
  and obligations of
  US government	             	$ 19,546,697 	$  393,356 	$  (150,445)	 $ 19,789,608
Corporate debt securities	     	72,149,554  	2,669,249	    (294,300)   	74,524,503
Mortgage-backed securities		    22,416,305	    373,429	    (674,924)  	 22,114,810
                              ------------  ----------  -----------   ------------
	                             $114,112,556	 $3,436,034	 $(1,119,669) 	$116,428,921
                              ============  ==========  ===========   ============

                                           December 31, 1996
                           ----------------------------------------------------
                                            Gross	      Gross
                            Amortized	   Unrealized  Unrealized        Fair
Classification                 Cost         Gains       Losses         Value
--------------             ------------  ----------  -----------   ------------
US Treasury securities
  and obligations of
  US government	          	$ 12,141,823	 $  121,631	 $   (85,890)	 $ 12,177,564
Corporate debt securities	  	74,020,305  	1,167,066	  (1,244,311)   	73,943,060
Mortgage-backed securities	  36,348,884	    414,210	  (1,391,551)    35,371,543
                           ------------  ----------  -----------   ------------
                          	$122,511,012 	$1,702,907 	$(2,721,752) 	$121,492,167
                           ============  ==========  ============  ============


          The amortized cost and fair value of fixed maturities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized	        Fair
                                           Cost      	    Value
                                        ----------      ----------
Due in 1 year or less	                $  2,608,064    $  2,632,028
Due after 1 year through 5 years	       23,328,057      23,458,901
Due after 5 years through 10 years		    36,638,197     	36,992,088
Due after 10 years		                    19,860,589	     19,264,750
Mortgage-backed securities		            40,076,105	     39,144,400
                                       -----------     -----------
                                     	$122,511,012   	$121,492,167
                                       ===========     ===========

Included in fixed maturities at December 31, 1995 and 1996 were securities with carrying values of $6,467,700 and $7,779,124, respectively, held by various states as security for the policyholders of American Pioneer and American Progressive within such states.

The details of net investment income for the three years ended December 31, 1996 are as follows:

	                              1994   	     1995    	     1996
                             ---------    ---------     ---------
Investment Income:
  Fixed maturities	       	$ 7,920,429 	$ 8,389,695	  $ 9,048,143
  Short-term investment	      	633,052     	531,572      	731,924
  Property tax liens         		832,038      	58,920       	(1,297)
  Policy loans	               	340,711     	363,390      	487,740
  Mortgage loans		              99,946	     102,293	       86,858
                             ---------    ---------    ----------
Gross investment income	    	9,826,176   	9,445,870	   10,353,368
Investment expenses		          587,387      500,590	      503,285
                             ---------    ---------    ----------
Net investment income	    	$ 9,238,789 	$ 8,945,280  	$ 9,850,083
                             =========    =========    ==========

There was one fixed maturity with a carrying value of $331,250 that was non-income producing as of December 31, 1996.

Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 1996 are as follows:

	                                             1994     	   1995     	     1996
Realized gains:
  Fixed maturities, available for sale		 $   384,517 	$  1,070,230  $   363,927
  Fixed maturities, held to maturity	            ---         6,921          ---
  Equity securities		                            ---           ---        5,000
                                             -------     ---------      -------
 	Total realized gains		                     384,517 	   1,077,151	     368,927
                                             -------     ---------      -------
Realized losses:
  Fixed maturities, available for sale  	  	(273,967)    	(385,223)   	(128,852)
  Fixed maturities, held to maturity       		(62,500)      	(3,060)         ---
 	Equity securities	                             ---   	   (15,000)	        ---
  Real estate		                               (6,482)	         ---          ---
                                             -------       -------      -------
  	Total realized losses		                  (342,949)	    (403,283)	   (128,852)
                                             -------       -------      -------
Net realized gains                     		$    41,568 	$    673,868 	$   240,075
                                             =======     =========      =======

During the year ended December 31, 1995, the Company wrote down the value of certain fixed maturity securities by $194,955 which was included in realized gains on investments.

The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 1996 are as follows:

	                                          1994         1995 	       1996
                                      ------------    ---------   ----------
Change in net unrealized gains (losses):
  Fixed maturities	                  	$ (4,508,521)	$ 5,963,167	$ (3,335,207)
  Equity securities	                      	(27,631)     	(3,205)     	18,264
  Implementation of Statement No. 115	     494,541     	155,723	         ---
 	Adjustment relating to deferred
    policy acquisition costs		             403,414	    (613,710)	    269,477
                                         ---------    ---------    ---------
Change in net unrealized gains
  (losses) before income tax		          (3,638,197)	  5,501,975	  (3,047,466)
Income tax expense (benefit)		                 ---      705,578     (705,578)
                                         ---------    ---------    ---------
Change in net unrealized losses	     	$ (3,638,197) $ 4,796,397	$ (2,341,888)
                                         =========    =========    =========

Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 1995 and 1996 are as follows:

                                   1995      	    1996
                                  -------        ------

Gross unrealized gains        $      --- 	  	$      ---
Gross unrealized losses			       (30,836)       (12,572)
                                  ------         ------
Net unrealized losses      			$  (30,836)  		$  (12,572)
                                  ======         ======


5.	INCOME TAXES:

The Company and its non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file a separate consolidated federal income tax return.

The Company's federal income tax expense consisted of:

                            Year Ended December 31,
                           ---------------------------
                      	    1994 	     1995 	    1996
                           -----      -----    -------
Current		              $   9,974  	$  9,032	  $    ---
Deferred		                   ---  	     ---    269,017
                           -----      -----    -------
Total tax expense		    $   9,974 	 $  9,032	  $269,017
                           =====      =====    =======

A deferred tax asset related to the acquisition of certain business from First National amounted to $305,000. A deferred tax benefit for 1995 was $1,642,819, which amount was charged directly to the present value of future profits since the benefit was derived from the recognition of acquired tax loss carryforwards of American Pioneer that previously were included in the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996 are as follows:

           Deferred tax assets:	                      1995          1996
                                                   ----------    ----------
           Reserves for future policy benefits	  	$ 2,695,120   $ 4,689,676
           Deferred revenues                        		217,020      	121,705
           Net operating loss carryforwards	       	4,893,375    	4,507,233
           AMT credit carryforward	                   	95,760      	106,947
           Investment valuation differences		         138,899      	185,849
           Unrealized losses on investments		             ---      	319,569
           Other		                                        --- 	     147,061
                                                   ----------    ----------
             Total gross deferred tax assets	      	8,040,174 	  10,078,040
             Less valuation allowance		            (1,134,555)	  (1,641,538)
                                                   ----------    ----------
             Net deferred tax assets		              6,905,619  	  8,436,502
                                                   ----------    ----------
           Deferred tax liabilities:
           Deferred policy acquisition costs      	(4,800,279)	  (5,226,080)
           Unrealized gains on investments         		(705,578)          ---
           Goodwill		                                     --- 	  (1,140,546)
           Other		                                    (71,448)	         ---
                                                    ---------     ---------
             Total gross deferred tax liabilities  (5,577,305)	  (6,366,626)
                                                    ---------     ---------
             Net deferred tax asset	             	$ 1,328,314  	$ 2,069,876
                                                    =========     =========


At December 31, 1995 and 1996, the Company has established valuation allowances of $1,134,555 and $1,641,538, respectively, with respect to its deferred tax assets. Based on the Company's future expectation of adjusted taxable income and through its ability to change its investment strategy and use of prudent and feasible tax planning strategies, management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

A reconciliation of the "expected" tax expense at 34% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                            Year Ended December 31,
                                        ------------------------------
	                                        1994   	    1995       1996
                                        -------     -------    -------
"Expected" tax expense	          	   $  760,828  	$ 901,294 	$ 126,783
Change in the beginning of the
  year balance of the valuation
  allowance for deferred tax assets
  allocated to income tax expense	    	(811,915)  	(903,878)	  187,414
Tax exempt interest income	              (1,415)	    (1,415)	      ---
Other		                                  62,476 	    13,031    (45,180)
                                        -------     -------    -------
Actual tax expense		                 $    9,974  	$   9,032 	$ 269,017
                                        =======     =======    =======

As of December 31, 1996, the Company (exclusive of American Progressive and American Pioneer) has net operating tax loss carryforwards of approximately $6,400,000 which expire in the years 1997 to 2011.

As of December 31, 1996, American Progressive has net operating tax loss carryforwards of approximately $5,000,000 which expire in the years 2003 to 2008.

As of December 31, 1996, American Pioneer has net operating tax loss carryforwards of approximately $1,100,000 which expire in the years 2000 to 2002. As a result of the change in ownership of American Pioneer in May, 1993, use of all these loss carryforwards are subject to annual limitations.

6.	STOCKHOLDERS' EQUITY:

Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares issued and outstanding at December 31, 1995 and 1996, respectively.

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

The holders of the Series B Preferred Stock have the right to elect one Director of the Company, and have the right to vote on all other matters submitted to the vote of the holders of the Common Stock, as if their Series B Preferred Stock had been converted to Common Stock. In addition, under the New York Business Corporation Law, any amendment to the Certificate of Incorporation which would make certain changes affecting the Series B Preferred Stock must be approved by the holders of a majority of the outstanding Series B Preferred Stock, voting separately as a class.

Pursuant to the stock subscription agreement, Wand, the Company and certain shareholders of the Company, including Barasch Associates Limited Partnership (ABALP@), entered into a shareholders' agreement contemporaneously with the issuance of the Series B Preferred Stock to Wand. Under the shareholders' agreement, the holder of the Series B Preferred Stock agreed to vote such shares, and the Common Stock issued upon their conversion, for the nominees of BALP for election as directors of the Company and, after the conversion of the Series B Preferred Stock to Common Stock, all parties agreed to vote their shares for the election of one director designated by Wand. The shareholders' agreement also contained "stand still," "tag along" and registration rights provisions. The stand still provision will prohibit Wand from acquiring more than an additional 5% of the Company's outstanding Common Stock without the Company's consent, as long as BALP and certain partners in BALP continue to hold at least certain percentages of the Company's Common Stock, on an outstanding and fully diluted basis. The tag along will prohibit BALP and certain of its partners from making private sales of their shares of Common Stock unless Wand is given the opportunity to sell a proportionate part of its holding on the same terms.

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

In connection with the determination by the New York Superintendent of Insurance (the "Superintendent") that Wand is not a controlling shareholder of

Company, within the meaning of the New York Insurance Law (see "Regulation"), certain commitments were made to the Superintendent. These commitments included a commitment by Wand, Wand's general partner and Wand's general partner's shareholders that, as long as Wand owns 10% or more of the voting power of Universal's outstanding stock, Wand will not acquire any additional shares of Universal, except by exercise of its conversion rights, and will not attempt to obtain or exercise control of Universal, without the consent of the Superintendent. Universal, American Progressive, BALP, BALP's general partner and certain limited partners, and the shareholders of BALP's general partner also entered into commitments, including commitments that as long as Wand owns 10% or more of the voting power of Universal's outstanding shares, the size of Universal's Board would not be reduced below ten directors and that no transaction between Universal or American Progressive, on the one hand, and Wand or its partners of controlling parties, on the other hand, would be entered without the approval of the Superintendent, except for the shareholders agreement and the financial advisory agreement referred to herein.

Common Stock

The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1995 and 1996 were 6,957,532, and 7,149,221, respectively. During the years ended December 31, 1994, 1995 and 1996, the Company issued 930,017, 781,242 and 191,689 shares, respectively, of its common stock.

Common Stock Warrants

The Company had 679,621 and 668,481 common stock warrants issued and outstanding at December 31, 1995 and 1996, respectively, which are registered
under the Securities Exchange Act of 1934.   During the years ended December
31, 1995 and 1996, 10,250 and 11,140 warrants, respectively, were converted into common shares at $1.00. At December 31, 1996 the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

Incentive Stock Option Plan

In 1983, the Company adopted an incentive stock option plan which, as amended, reserves 1,000,000 shares of common stock. Since its adoption, 256,500 shares have been exercised, leaving 743,500 shares reserved as of December 31, 1996. Stock options totaling 273,000 and 297,000 expire five years and ten years, respectively, after the date granted or upon the earlier termination of employment. Options are exercisable one year after grant, and at December 31, 1996, 429,000 options are exercisable. Additional information with respect to the Company's stock option plan is as follows:

                                       Shares           Under
                                       Options	       Exercise
                                     Outstanding	       Price
                                     -----------       --------
 Balance, December 31, 1993	           551,000
  Options granted in 1994             	159,000   	  $2.50 - $3.33
  Options exercised in 1994	           (63,000)    	$0.50 - $0.80
  Options terminated in 1994	          (39,000)	    $0.80 - $3.25
                                        ------

 Balance, December 31, 1994	           607,500
  Options granted in 1995	              65,000   	  $2.25 - $2.48
  Options exercised in 1995          	 (34,500)	    $0.50 - $0.80
  Options terminated in 1995	          (27,000)    	$0.80 - $3.12
                                        ------

Balance, December 31, 1995             611,000
  Options granted in 1996	             141,000 	    $2.00 - $2.20
  Options exercised in 1996	          (135,000)  	  $0.50 - $1.35
  Options terminated in 1996	          (47,000)	    $2.87 - $3.25
                                       -------
Balance, December 31, 1996            	570,000 	    $1.25 - $3.33
                                       =======

Stock Option Plan for Directors

At the 1992 Annual Shareholders' Meeting, the Universal American
Financial Corp. non-employee Directors Plan ("Stock Option Plan for Directors") was approved. This stock option plan for Directors reserves 75,000 shares of common stock and provides that options shall be granted on June 30 of each year to each eligible Director, then in office, at the rate of 1,000 options for each additional year of service completed since the last grant. Options are exercisable one year after grant.


                                             Options	          Exercise
                                           Outstanding	         Price
                                           -----------         --------
Balance, December 31, 1993                  	14,000
  Options granted in 1994	                    6,000 	         $3.12
  Options exercised in 1994	                 (5,000)	         $0.56 - $1.38
                                             ------

Balance, December 31, 1994                  	15,000
  Options granted in 1995	                    6,000          	$3.12
                                             ------

Balance, December 31, 1995	                  21,000
   Options granted in 1996		               		 7,000		         $2.50
                                             ------

Balance, December 31, 1996		                 28,000		         $0.56 - $3.50
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

Accounting for Stock-Based Compensationn

The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's Incentive Stock Option Plan has authorized the grant of options for up to 1,000,000 shares of the Company's common stock. Under the Company's Stock Option Plan for Directors 75,000 shares of the Company's common stock have been reserved. The Company has also reserved 200,000 shares of the Company's stock under the Agents Stock Option Plan. All options expire five years or ten years from the date of grant and have a vesting period of one year for the date of grant.

Pro forma information regarding net income and earnings per share is required by statement 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively,: risk-free interest rates of 6.21% - 6.27% and 6.32% - 6.38%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 51.58%
- 51.75% and 52.20% - 52.74%; and a weighted-average expected life of the option of 4.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock option.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             1995    		       1996
                                          -----------     -----------
Net Income					                           $2,641,822		    $   103,875
Less:  Pro forma estimated fair value
 options granted		           		       	       10,756		        133,208
                                          ----------      ------------
Pro forma net income		                  		$2,631,066	    	$   (29,333)
                                          ==========      ============

Pro forma earnings per common share		     $     0.25	    	$       0.00
                                          ==========      ============

A summary of the status of the Company's three stock option plans as of December 31, 1995 and 1996, and changes during the years ending on those dates is presented below:

                        1995                           1996
                 ----------------------------   -----------------------------
                             Weighted-Average  	   	        Weighted-Average
Fixed Options	   Options  	   Exercise Price    Options      Excercise Price
-------------    -------     ----------------   -------     -----------------
Outstanding
 beginning of
 year	           622,500		         $1.67		      672,000      	    $1.83
Granted			      	111,000		          2.46	     	 148,000     	      2.08
Exercised		     	(34,500)	          0.52	     	(135,000)           0.66
Forfeited     			(27,000)	          2.49 	   	  (47,000)           3.03
                 --------           ----       ---------           ----

Outstanding
end of year		    672,000		          1.83 	   	  638,000     	      2.03
                 =======            ====        =======            ====
Options exercisable
 at end of year		561,000               	 			 	  490,000
                 =======                        =======
Weighted-average
 fair value of
 options granted
 during the year	$  1.18				                  	$   1.01
                 ========                      ========

The following table summarizes information about fixed stock options outstanding at December 31, 1996:
                         Weighted       Weighted                   Weighted
Range of     Number       Average        Average      Number        Average
Exercise   Outstanding   Contractual    Exercise    Exercisable    Exercise
Prices    at 12/31/96       Life          Price     at 12/31/96      Price
--------  ------------   -----------    --------    -----------    ---------

$ .56 to  .72    4,000       5.0 years   		$ .64 	       4,000	       $ .64
 1.25 to 1.63  271,000       1.4 		         1.43		      271,000	       1.43
 2.00 to 2.50	 247,000       9.5 	      	   2.17		       99,000        2.31
 3.12 to 3.50  116,000	      7.4 		         3.20		      116,000	       3.20
               -------                                  -------
$ .56 to 3.50	 638,000       5.7       		   2.03		      490,000        2.02
               =======                                  =======

7.	STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

American Progressive and American Pioneer are required to meet minimum statutory capital requirements imposed by the Insurance Departments of the states in which they are licensed in order to operate as an insurance company without restrictions. The minimum statutory capital and surplus requirements of American Pioneer and American Progressive for the maintenance of authority to do business at December 31, 1996 was $2,130,247 and $2,500,000, respectively. As of December 31, 1995 and 1996 the statutory capital and surplus amounts of American Pioneer and American Progressive were $13,196,681 and $12,733,157, respectively (American Pioneer) and $8,731,953 and $7,464,004, respectively (American Progressive). Their statutory gain (loss) for the years ended December 31, 1994, 1995 and 1996 were $1,672,923, $1,694,711 and
$955,714, respectively (American Pioneer) and $(228,821), $(262,049) and $(672,127), respectively (American Progressive). The insurance companies have calculated their risk-based capital (ARBC@) requirements and, as of December 31, 1996, both American Pioneer and American Progressive's ratios of total adjusted capital to RBC are sufficiently in excess of the authorized control levels.

Dividend payments from American Progressive to the Company would require regulatory approval which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $10,293,280 at December 31, 1996. American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or
(2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and
(c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer paid American Progressive $1,000,000, $500,000 and $500,000 in dividends during 1994, 1995 and 1996, respectively. No dividends or distributions were made by American Progressive during 1994 through 1996.

8.	REINSURANCE:

The Company is party to several reinsurance agreements on its life and accident and health insurance risks. The Company's senior market accident and health insurance products are reinsured under coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under coinsurance treaties, the reinsurer receives an agreed upon percentage of all premiums and reimburses the Company that same percentage of the losses. In addition, the Company receives certain allowances from the reinsurers to cover commissions, expenses and premium taxes. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. A contingent liability exists with respect to reinsurance which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet the obligations which they assumed. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1996, amounts due from reinsurers with a total carrying value of $41,089,163 were associated with three reinsurers, which reinsurers were rated A+ by A.M. Best.

A summary of reinsurance activity for the three years ended December 31, 1996 is presented below:


Life insurance in force	                     As of December 31,
                                ---=----------------------------------------
(amounts in thousands)	            1994             1995   	        1996
                                -----------      -----------    ------------
Gross amount	                  	$ 1,760,000     	$ 1,955,809   	$  2,118,265
Ceded to other companies	         	(754,124)	       (944,697)      	(889,132)
Assumed from other companies		       28,943 	         27,294          25,484
                                -----------      -----------    ------------
Net amount		                    $ 1,034,819 	    $ 1,038,406    $  1,254,617
                                ===========      ===========    ============
Percentage of assumed to net		           3%	              3%               2%

                                         Year Ended December 31,
                                ---------------------------------------------
Premiums	                          1994     	       1995  	          1996
                                -----------      -----------      -----------
Life insurance		                $ 12,925,886 	   $ 17,231,562  	$  9,923,021
Accident and health            	  27,235,036 	     28,290,413  	  44,853,225
                                ------------     ------------   ------------
Total gross premiums	          	  40,160,922 	     45,521,975 	   54,776,246
                                ------------     ------------   ------------

Ceded to other companies
Life insurance		                  (3,323,496)	    (10,703,350)	   (2,870,540)
Accident and health		            (10,568,826)	     (7,497,083)	  (22,792,684)
                                 ------------     ------------   ------------
Total ceded premiums		           (13,892,322)	    (18,200,433)  	(25,663,224)
                                 ------------     ------------   ------------
Assumed from other companies
Life insurance		                     402,875 	        386,254 	      391,456
Accident and health           		  13,161,107 	      8,479,756 	   10,130,531
                                 ------------      -----------   ------------
Total assumed premium		           13,563,982 	      8,866,010 	   10,521,987

Net amount
Life insurance                 	 	10,005,265       	 6,914,466    	7,443,937
Accident and health          		   29,827,317 	      29,273,086 	  32,191,072
                                ------------      ------------   -----------
Total net premium		             $ 39,832,582     	$ 36,187,552 	 $39,635,009

Percentage of assumed to net
Life insurance       	                    4%                6%            5%
                                ============      ============   ===========
Accident and health      		              44% 	             29%           31%
                                ============      ============   ===========
Total assumed to total net               34% 	             25%           27%
                                ============      ============   ===========

9.	SHORT-TERM DEBT:

On September 30, 1996, the Company amended its loan agreement with its commercial bank, under which amendment the Company borrowed $800,000 on a one year term loan extendable by the Company for a second year. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, a subsidiary engaged in the insurance brokerage business, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. As of December 31, 1996, $800,000 was outstanding on this loan agreement. The loan bears interest at 1.0% over prime. The following table sets forth summary information with respect to short-term borrowings of the Company for the three years ended December 31, 1996:

  As of December 31,   	                 Year Ended December 31,
----------------------         ------------------------------------
                                              Weighted
                                 Maximum	     Average(a) 	  Average
     Amount        	Interest	    Amount 	      Amount   	   Interest   Interest
     Outstanding      Rate  	   Outstanding   Outstanding	  Rate (b)	  Expense
     ----------    --------     -----------   -----------   ---------  --------
1994	$800,000	       10.50%	     $800,000	      $533,333	     7.25%	    $38,650
     ========        ======      ========       ========     ======     =======
1995	$800,000	       10.50%	     $800,000      	$800,000	    10.94%    	$87,539
     ========        ======      ========       ========     ======     =======
1996	$800,000	        9.50%	     $800,000      	$800,000    	10.48%    	$83,852
     ========        ======      ========       ========     ======     =======

(a) The average amounts of short term borrowings outstanding were computed by determining the arithmetic average of the months' end short term borrowings.

(b) The weighted average interest rates were determined by dividing interest expense related to short term borrowings by the average amounts outstanding of such borrowings.

10.	COMMITMENTS:

The Company is obligated on a lease for its executive and administrative offices in Brewster, New York, which expires on October 31, 2001 with an earlier termination on October 31, 1997 at the sole option of the Company and carries a base annual rent of $150,000. In February, 1997, The Company exercised its option to terminate the lease. The Company is obligated on a lease for its American Pioneer operations in Orlando, Florida, which expires in January, 2002 and carries an annual base rent of approximately $220,000. The Company is obligated on a lease for administrative offices in Pensacola, Florida, which expires in November, 1997 with annual renewals at the sole option of the Company through November, 1999 and carries a base annual rent of $220,000. The Company is obligated on a month to month lease for its WorldNet operations in Bay Harbor Island in Miami, Florida and carries an approximate monthly base rent of $12,000.

Rent expense for the three years ended December 31, 1994, 1995 and 1996 was $852,124, $721,848 and $640,524, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 1996 under non-cancelable operating leases are as follows:

                        Pensacola,    	 Orlando,      	Miami,
    		     Brewster	     Florida	       Florida	      Florida	    Total
1997		    $ 125,000   	$  220,000	   $  233,000            --  $   578,000
1998		           --	           --       238,000	           --      238,000
1999		           --            --      	246,000	           --      246,000
2000             --            --      	252,000            --     	252,000
2001		           --            --      	258,000            --      258,000
2002		           --            --        21,000	           --       21,000
          ---------    ----------    ----------       -------- -----------
Totals		  $ 125,000	   $  220,000   	$1,248,000	      $    --  $ 1,593,000
          =========    ==========    ==========       ======== ===========

11.	UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. The Company may match the employee's contribution up to 1% of the employee's compensation which contribution will be made with Company common stock. As of December 31, 1996, 199,745 shares of the Company's common stock were held by the Savings Plan.

The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability.
 Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $51,048, $42,325 and $38,478 in 1994, 1995 and 1996, respectively.

12.	FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

For the three years ended December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                              	    1994      	       1995     	      1996
                                -----------       -----------     -----------

     Carrying value            	$ 4,446,205      	$ 5,092,566    	$ 3,850,510
                                ===========       ===========     ===========
     Estimated fair value      	$ 4,314,977      	$ 5,092,566    	$ 3,850,510
                                ===========       ===========     ===========
     Percentage of total assets  	     2.7%      	       2.8%	           1.6%
                                ===========       ===========     ===========

The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

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

The estimated fair values of the Company's financial instruments as of December 31, 1995 and 1996 are as follows:

                                                         1995
                                            --------------------------------
                           							 	            Carrying
                                                 Amount         Fair Value
                                              -------------    -------------
     Financial assets:
       Fixed maturities available for sale	   	$116,428,921    	$116,428,921
       Equity securities	                           	15,297          	15,297
       Policy loans (a)                          	5,622,136
       Property tax liens (b)                		     178,908
       Mortgage loans (c)                       		1,067,605
       Cash and cash equivalents               		12,289,801      	12,289,801

     Financial liabilities:
       Investment contract liabilities        		118,608,836     	108,636,182
       Short-term debt                            		800,000         	800,000
       Notes payable	                              	369,698         	369,698

                                                            1996
                                            ---------------------------------
                                                Carrying
                                                 Amount         Fair Value
                                              -------------    -------------
     Financial assets:
       Fixed maturities available for sale  	 	$121,492,167    	$121,492,167
       Equity securities                           		33,562          	33,562
       Policy loans (a)                         		6,421,251
       Property tax liens (b)                   		  131,729
       Mortgage loans (c)                       		1,199,110
       Cash and cash equivalents               		15,403,450      	15,403,450

     Financial liabilities:
       Investment contract liabilities        		134,538,954     	121,649,219
       Short-term debt                            		800,000         	800,000

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

14.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The quarterly results of operations for the three years ended December 31, 1996 are presented below:

1994                                 Three Months Ended
----                  ----------------------------------------------------------
                       March 31,        June 30,    September 30,   December 31,
                      -----------     -----------   -------------   ------------

Total revenue        		$12,466,438   $12,930,193    $13,381,250 	   $15,171,970
Total benefits,
 claims & other
 expenses               11,804,791    12,477,134     12,847,742      14,582,453
                       -----------   -----------    -----------     -----------

Operating income
 before income taxes      661,647       453,059         533,508	        589,517
Federal income tax
 expense                      ---           ---             ---           9,974
                       ----------    ----------      ----------      ----------

Net income	         	     661,647       453,059         533,508	        579,543
Dividends on Series A
 preferred stock         (139,481)     (142,445)       (145,472)       (148,563)
Discount on the
 redemption of
 Series A
 preferred stock	             ---           ---              ---  	   1,521,695
                       ----------   -----------      -----------     ----------

Net income applicable
 to common
 shareholders   	     $   522,166   $   310,614      $   388,036    	$ 1,952,675
                      ===========   ===========      ===========     ===========
Net income per
 common share       		$      0.07   $      0.03      $      0.05    	$      0.22
                      ===========   ===========      ===========     ===========

1995                                 Three Months Ended
----                   ---------------------------------------------------------
                        March 31,     June 30,      September 30,  	December 31,
                       ----------   -----------    --------------  -------------

Total revenue        	$12,264,057   $12,518,785      $12,891,128    $12,137,611
Total benefits,
 claims & other
 expenses             	11,671,626    11,461,004       12,405,619    	11,622,468
                      -----------   -----------      -----------    -----------

Operating income
 before income taxes	     592,431     1,057,781          485,509        515,143
Federal income tax
 expense (benefit)	   	   201,426       359,646          165,073       (717,113)
                      -----------   -----------     ------------    ------------

Net income applicable
 to common
 shareholders        	$   391,005   $   698,135     $   320,436	    $  1,232,246
                      ===========   ===========     ===========     ============
Net income per
 common share	       	$      0.03   $      0.07     $      0.03    	$       0.12
                      ===========   ===========     ===========     ============

1996                                      Three Months Ended
----                  ----------------------------------------------------------
                       March 31,       June 30,    September 30,   December 31,
                       ---------      ----------   -------------   ------------

Total revenue	       	$12,257,842    $11,737,328    $14,199,901   	 $15,192,114
Total benefits,
 claims & other
 expenses              11,930,299     11,550,317     14,049,636	     15,484,041
                      -----------    -----------    -----------     -----------

Operating income
 before income taxes      327,543        187,011        150,265        (291,927)
Federal income tax
 expense (benefit)       	 45,948         63,584         49,011         110,474
                      -----------    -----------    -----------     ------------

Net income (loss)
 applicable to common
 shareholders	       	$   281,595    $   123,427    $   101,254    	$  (402,401)
                      ===========    ===========    ===========     ============
Net income per
 (loss) common share		$      0.03    $      0.01    $      0.01    	$     (0.04)
                      ===========    ===========    ===========     ============

During the fourth quarter of 1996 the Company accrued $250,000 for its restructuring (see Note 3) and $500,000 for its withdrawal from its participation in the National Accident Insurance Underwriters accident pool as of December 31, 1996. Offsetting these amounts was the amount received by the Company on the sale of its New York State DBL business, which amounted to $200,000, net of additional reserves established.

15.	SUBSEQUENT EVENT:

On January 9, 1997, the Company entered into a Stock Purchase Agreement with AAM Capital Partners L.P. ("AAM"), an unaffiliated investment firm, providing for the issuance and sale of at least $4 million of a new Series C Preferred Stock, of which at least $3 million will be purchased by AAM, or purchasers designated by AAM, and at least $1 million will be purchased by Richard A. Barasch, members of his family, and members and associates of the Company's management. This transaction is scheduled to close upon receipt of the required approval of the Florida Insurance Department, an application for which approval is pending. The following summary of the terms of the Stock Purchase Agreement is qualified in its entirety by reference to the Stock Purchase Agreement which is being filed as an Exhibit to this Form 10-K.

* The Series C Preferred shares will be convertible by the holders at any time at a conversion price of $2.375 per share (subject to anti-dilution adjustment).

* The Company can require conversion if it executes a public offering of common stock at over $3.45 per share (or equivalent equity), with gross proceeds in excess of $10 million, or if the average bid price of it's common stock exceeds $3.45 per share for any 60 day period through December 31, 2001. In the event that the Company takes certain action without the consent of the holders of a majority of the Series C Preferred Stock, those holders who voted against such action have the right to require its redemption at the Redemption Price or the Call Price, (which Prices are defined below) depending on the nature of the action taken.

* The Company will also have the right to call all of the Series C Preferred Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years 2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value.

* Unless converted or called earlier, the Series C Convertible Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003. The redemption accrual is not payable upon any conversion.

* No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted.

* The holders of the Series C Preferred Stock (excluding a portion of such series which may be issued without voting rights) will have the right to elect one director of the Company.

* At least $3 million of the proceeds of this sale are required to be used to begin implementation of the conversion of American Pioneer from being a direct subsidiary of American Progressive to being a direct subsidiary of Universal.

* The Company, AAM, the holders of the Series C Preferred Stock, BALP and Richard A. Barasch will enter into a shareholders agreement at the closing of the transaction, under which the holder of the Series C Preferred Stock are given registration rights and informational rights, the Series C Preferred Stock holder agrees to vote their shares for the election of a person designated by AAM as the director elected by that Series, and BALP and Mr. Barasch grant the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

           Schedule II - Condensed Financial Information of Registrant

                     	UNIVERSAL AMERICAN FINANCIAL CORP.
                              (Parent Company)
                         	CONDENSED BALANCE SHEETS
                        	December 31, 1995 and 1996

                                                      1995            1996
                                                    --------        --------
ASSETS

Cash and cash equivalents       	              	$     19,963	   $     76,844
Investments in subsidiaries at equity	            24,332,016      22,382,683
Due from subsidiary	                      	          259,974        	290,974
Deferred tax asset	                                 	883,077        	883,077
Other assets		                                        71,046          77,597
                                                 -----------     -----------
Total assets 		                                   25,566,076      23,711,175
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Short-term debt	                 	                   800,000	        800,000
Due to subsidiary	                                  	587,530        	794,690
Amounts payable and other liabilities		               64,270          37,959
                                                ------------    ------------
   Total liabilities		                             1,451,800       1,632,649
                                                ------------    ------------
Total stockholders' equity		                      24,114,276      22,078,526
                                                ------------    ------------
   Total liabilities and stockholders' equity  	$ 25,566,076   	$ 23,711,175
                                                ============    ============


             	See notes to consolidated financial statements.

                     	UNIVERSAL AMERICAN FINANCIAL CORP.
                               	(Parent Company)
                    	CONDENSED STATEMENTS OF OPERATIONS
                	For the Three Years Ended December 31, 1996




                                               1994          1995       1996
                                             ---------   ---------   ---------
REVENUES:

Net investment income	                       $     991  	$     165  	$      75
                                             ---------   ---------   ---------
Total revenues		                                   991         165 	        75
                                             ---------   ---------   ---------
EXPENSES:

Selling, general and administrative expenses	  367,027 	   640,632     301,235
                                             ---------   ---------   ---------
Total expenses		                               367,027 	   640,632     301,235
                                             ---------   ---------   ---------
Operating loss before provision for federal
  income taxes and equity income		            (366,036)  	(640,467)  	(301,160)
Federal income taxes	. . . . .  	               	    -           -           -
                                             ---------   ---------   ---------
Net loss before equity income		               (366,036)  	(640,467)  	(301,160)

Equity in undistributed income		             2,593,791 	 3,282,289 	   405,035
                                            ----------  ----------  ----------
Net income                                		$2,227,755  $2,641,822 	$  103,875
                                            ==========  ==========  ==========



               	See notes to consolidated financial statements.

                     	UNIVERSAL AMERICAN FINANCIAL CORP.
	                              (Parent Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                 	For the Three Years Ended December 31, 1996


                                                     	     1994     	    1995          1996
                                                       -----------   -----------   -----------
Cash flows from operating activities:
  Net income                        	                 	$ 2,227,757  	$ 2,641,822  	$   103,875
  Adjustments to reconcile net income to
   net cash used by operating activities:
   Amortization and depreciation, net            	          	8,293        	4,147 	           -
   Increase in investment in subsidiaries		             (2,593,893)  	(5,476,975)    	(392,557)
   Change in amounts due to/from subsidiaries		         (1,863,217)   	2,904,984       176,160
   Change in other assets and liabilities		               (254,157)	     200,050 	     (32,860)
                                                       ------------   ----------   ------------
Net cash (used by) provided from operating activities		 (2,475,217)	     274,028   	  (145,382)
                                                       ------------   ----------   ------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock	          	1,972,254    	1,355,465      	202,263
   Proceeds from issuance of Series B preferred stock  		4,000,000 	           -             -
	  Redemption of the Series A preferred stock	         	(4,000,000)	           -             -
   Redemption of note payable		                                  -   	(1,618,062)            -
   Change in short-term debt		                             400,000	            -             -       C
                                                       -----------    ----------   -----------
Net cash provided from (used by) financing activities		  2,372,254	     (262,597)	     202,263
                                                       -----------    ----------   -----------
Net increase (decrease) in cash and cash equivalents	    	(102,963)      	11,431       	56,881
Cash and cash equivalents:
At beginning of year		                                     111,495         8,532 	      19,963
                                                       -----------    ----------   -----------
At end of year	                                        $     8,532   	$   19,963  	$    76,844
                                                       ===========    ==========   ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest	                                          	$    38,650  	 $   96,289  	$    83,852
                                                       ===========    ==========   ===========
   Income taxes	                                      	$         -   	$        -   $         -
                                                       ===========    ==========   ===========


Supplemental schedule of non-cash investing and financing activities:

On December 30, 1994, the Company redeemed the Series A preferred stock at a discount for part cash and issuance of a debenture (see Note 6).

     Liquidation preference	                  			$ 7,139,757
     Cash paid		 	                              	 (4,000,000)
     Fair value of debenture issued			            (1,618,062)
                                                 ------------
     Amount credited to retained earnings      		$ 1,521,695
                                                 ============

          	See notes to consolidated financial statements

                Schedule III - Supplementary Insurance Information


              	 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
	                     SUPPLEMENTARY INSURANCE INFORMATION


                                            1994          1995          1996
                                        ------------  ------------  ------------

Deferred policy acquisition costs      	$ 14,485,850  $ 16,564,450  $ 19,091,514
                                        ============  ============  ============
Policyholder account balances           $108,777,009  $118,608,836  $134,538,954
                                        ============  ============  ============
Policy and contract claims              $  9,533,289  $  9,374,815  $ 25,814,721
                                        ============  ============  ============
Premiums and policyholder fees earned  	$ 40,324,480  $ 36,810,937  $ 40,145,373
                                        ============  ============  ============
Net investment income                   $  9,238,789  $  8,945,280  $  9,850,083
                                        ============  ============  ============
Interest credited to policyholders      $  5,916,936  $  6,089,860  $  6,614,176
                                        ============  ============  ============
Claims and other benefits and
 change in future policy benefits       $ 24,050,188  $ 21,029,905  $ 25,897,415
                                        ============  ============  ============
Increase in deferred acquisition costs  $  2,977,769  $  3,317,523  $  2,257,617
                                        ============  ============  ============
Commissions and other operating costs
 and expenses                           $ 24,486,049  $ 23,153,921  $ 22,760,319
                                        ============  ============  ============