Form 10-Q
period 1997-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1997-05-15
CIK 709878

=======================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For The Period Ended March 31, 1997
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

     The number of shares outstanding of each of the Registrant's
Common Stock and Common Stock Warrants as of April 30, 1997 were
7,214,210 and 668,481, respectively.

                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                  FORM 10-Q

                                  CONTENTS





                                                                      Page No.


PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets at March 31, 1997 and December 31, 1996        3

Consolidated Statements of Operations for the three months ended
   March 31, 1997 and March 31, 1996                                       4

Consolidated Statements of Cash Flows for the three months ended
   March 31, 1997 and March 31, 1996                                       5

Notes to Consolidated Financial Statements                                 6-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   9-11



PART II - OTHER INFORMATION                                                12


Signature                                                                  13

                        UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,     December 31,
                                                                          1997            1996
                                                                       -----------     -----------
                                                                       (unaudited)
ASSETS:
Investments:
 Cash and cash equivalents, at cost which approximates fair value      $  5,665,056   $  15,403,450
 Fixed maturities available for sale, at fair value (amortized cost
   of $125,601,281 in 1997 and $122,511,012 in 1996) (Notes 4 and 5)    122,290,785     121,492,167
 Equity securities, at fair value (cost $544,379 in 1997 and
   $46,133 in 1996)                                                         539,187          33,562
 Policy loans                                                             6,548,446       6,421,251
 Mortgage loans                                                           1,186,240       1,199,110
 Property tax liens                                                         131,729         131,729
                                                                        -----------     -----------
      Total investments                                                 136,361,443     144,681,269

 Accrued investment income                                                3,261,122       2,875,497
 Deferred policy acquisition costs                                       20,775,074      19,091,514
 Amounts due from reinsurers                                             75,802,171      60,838,289
 Due and unpaid premiums                                                  1,458,984       2,712,021
 Deferred income tax asset                                                1,879,863       2,069,876
 Goodwill                                                                 3,501,574       3,529,529
 Other assets                                                             5,714,037       6,438,743
                                                                        -----------     -----------
      Total assets                                                    $ 248,754,268   $ 242,236,738
                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Policyholder account balances                                        $ 133,933,543   $ 134,538,954
 Reserves for future policy benefits                                     40,280,416      40,156,185
 Policy and contract claims-life                                            907,612       1,186,702
 Policy and contract claims-health                                       20,850,346      24,628,019
 Short-term debt                                                            800,000         800,000
 Amounts due to reinsurers                                               22,969,387      11,129,232
 Deferred revenues                                                          334,654         357,957
 Other liabilities                                                        7,441,326       7,361,163
                                                                        -----------     -----------
       Total liabilities                                                227,517,284     220,158,212
                                                                        -----------     -----------

 Commitments and contingencies                                                  -               -
                                                                        -----------     -----------

STOCKHOLDERS' EQUITY (Notes 6 and 7):
 Series B preferred stock                                                 4,000,000       4,000,000
 Common stock (authorized 20,000,000, issued and outstanding
   7,214,210 and 7,149,221, respectively)                                    72,142          71,492
 Common stock warrants (authorized, issued and outstanding
   668,481 for both periods)                                                    -               -
 Additional paid-in capital                                              16,192,714      16,049,888
 Retained earnings                                                        3,299,000       2,929,383
 Net unrealized investment loss                                          (2,326,872)       (972,237)
                                                                        -----------     -----------
      Total stockholders' equity                                         21,236,984      22,078,526
                                                                        -----------     -----------

      Total liabilities and stockholders' equity                      $ 248,754,268   $ 242,236,738
                                                                        ===========     ===========

                        See notes to unaudited consolidated financial statements

                          UNIVERSAL AMERICAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                      Three months ended March 31,
                                                      ----------------------------

                                                             1997          1996
                                                          ----------    ----------
REVENUES:
 Gross premium and policyholder fees earned             $ 24,594,393  $ 10,756,999
 Reinsurance premium assumed                                  89,542     1,443,271
 Reinsurance premiums ceded                              (14,975,242)   (3,576,134)
                                                          ----------    ----------
     Premiums and policyholder fees earned                 9,708,693     8,624,136

 Net investment income                                     2,498,243     2,462,349
 Realized gains on investments                                41,509        80,692
 Fee income                                                  612,951     1,020,580
 Amortization of deferred revenue                             23,303        70,085
                                                          ----------    ----------
     Total revenues                                       12,884,699    12,257,842
                                                          ----------    ----------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Decrease in future policy  benefits                         119,104       (38,850)
 Claims and other benefits                                 6,208,397     5,481,569
 Interest credited to policyholders                        1,544,908     1,601,503
 Increase in deferred policy acquisition costs              (741,348)     (741,706)
 Amortization of goodwill                                     27,955           -
 Commissions                                               4,500,759     3,253,139
 Commission and expense allowances on reinsurance ceded   (4,367,536)   (1,821,415)
 Other operating costs and expenses                        5,032,832     4,196,059
                                                          ----------    ----------
     Total benefits, claims & other  deductions           12,325,071    11,930,299
                                                          ----------    ----------

Operating income before Federal income taxes                 559,628       327,543
Federal income tax expense                                   190,013        45,948
                                                          ----------    ----------

Net income                                              $    369,615  $    281,595
                                                          ==========    ==========

Earnings per common equivalent shares (Note 3):         $       0.03  $       0.03
                                                          ==========    ==========

                        See notes to unaudited consolidated financial statements

                          UNIVERSAL AMERICAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                         1997           1996
                                                                      ----------     ----------

Cash flows from operating activities:
 Net income                                                         $    369,615   $    281,595
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Change in reserves for future policy benefits                        124,231       (688,085)
    Change in policy and contract claims                              (4,056,763)      (206,814)
    Change in deferred policy acquisition costs                         (741,354)      (741,706)
    Amortization of goodwill                                              27,955            -
    Change in deferred revenue                                           (23,303)       (70,086)
    Change in policy loans                                              (127,195)      (123,807)
    Change in accrued investment income                                 (385,625)      (470,583)
    Change in reinsurance balances                                    (3,123,727)    (2,840,947)
    Realized gains on investments                                        (41,509)       (80,691)
    Change in other assets and liabilities                             2,262,164      2,511,041
                                                                      ----------     ----------
Net cash used by operating activities                                 (5,715,511)    (2,430,083)
                                                                      ----------     ----------

Cash flows from investing activities:
   Proceeds from sale of  fixed maturities-available for sale          4,961,298     18,237,258
   Proceeds from redemption of fixed maturities-available for sale     1,983,800      2,846,268
   Cost of fixed maturities purchased-available for sale             (10,008,099)   (23,146,814)
   Cost of equity securities purchased                                  (510,817)           -
   Change in other invested assets                                        12,870         41,533
                                                                      ----------     ----------
Net cash used by investing activities                                 (3,560,948)    (2,021,755)
                                                                      ----------     ----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                            143,476          3,602
   (Decrease) increase in policyholder account balances                 (605,411)     7,306,086
   Decrease in notes payable                                                 -         (369,698)
                                                                      ----------     ----------
Net cash provided from (used by) financing activities                   (461,935)     6,939,990
                                                                      ----------     ----------

Net increase (decrease) in cash and cash equivalents                  (9,738,394)     2,488,152
Cash and cash equivalents at beginning of period                      15,403,450     12,289,801
                                                                      ----------     ----------
Cash and cash equivalents at end of period                          $  5,665,056   $ 14,777,953
                                                                      ==========     ==========

Supplemental cash flow information:
Cash paid during the period for interest                            $     18,014   $     21,214
                                                                      ==========     ==========
Cash paid during the period for income taxes                        $     61,515   $        -
                                                                      ==========     ==========

                       See notes to unaudited consolidated financial statements.

                          UNIVERSAL AMERICAN FINANCIAL CORP.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

1. Basis of Presentation
   ---------------------

   The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal American Financial Corp. ("UHCO"), and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), WorldNet Services Corp. ("WorldNet"), Quincy Coverage Corp. ("Quincy") and Amerifirst Insurance Company ("Amerifirst").

   The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the prior year financial statements to conform with current period classifications.

2. Federal Income Taxes
   --------------------

   The Company and its non life subsidiaries file a consolidated
Federal income tax return. The life insurance subsidiaries file a separate consolidated Federal income tax return.

3. Earnings Per Share
   ------------------

   Earnings per common equivalent share were computed by dividing the net income applicable to common shareholders by the weighted average number of common equivalent shares outstanding during each period.

   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per share ("FAS 128"). FAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This Statement replaces primary earnings per share ("EPS") with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company's basic EPS for the three months ended March 31, 1997, was $0.05 per share.

4. Investments
   -----------

   As of March 31, 1997 and December 31, 1996, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

   The amortized cost and fair value of debt securities classified as available for sale as of March 31, 1997 and December 31, 1996 are as follows:

                                                                     March 31, 1997
                                               ----------------------------------------------------------
                                                                 Gross          Gross
                                                Amortized      Unrealized     Unrealized         Fair
Classification                                    Cost           Gains          Losses           Value
--------------                                 -----------     ----------     ----------      -----------

US Treasury securities and obligations of
 US government                               $  12,093,000   $     29,537   $   (224,104)   $  11,898,433
Foreign government debt securities               1,486,589             45        (43,732)       1,442,902
Corporate debt securities                       68,760,589        748,791     (2,007,952)      67,501,428
Mortgage-backed securities                      43,261,103        240,439     (2,053,520)      41,448,022
                                               -----------     ----------     ----------      -----------
                                             $ 125,601,281   $  1,018,812   $ (4,329,308)   $ 122,290,785
                                               ===========     ==========     ==========      ===========


                                                                     December 31, 1996
                                               ----------------------------------------------------------
                                                                 Gross          Gross
                                                Amortized      Unrealized     Unrealized         Fair
Classification                                    Cost           Gains          Losses           Value
--------------                                 -----------     ----------     ----------      -----------

US Treasury securities and obligations of
 US government                               $  12,141,823   $    121,631   $    (85,890)   $  12,177,564
Corporate debt securities                       74,020,305      1,167,066     (1,244,311)      73,943,060
Mortgage-backed securities                      36,348,884        414,210     (1,391,551)      35,371,543
                                               -----------     ----------     ----------      -----------
                                             $ 122,511,012   $  1,702,907   $ (2,721,752)   $ 121,492,167
                                               ===========     ==========     ==========      ===========

   The amortized cost and fair value of fixed maturities at March 31, 1997 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized          Fair
                                                   Cost            Value
                                               -----------      -----------
      Due in 1 year or less                  $   2,480,767    $   2,509,861
      Due after 1 year through 5 years          27,040,322       27,046,152
      Due after 5 years through 10 years        30,301,786       29,751,012
      Due after 10 years                        23,184,441       22,204,303
      Mortgage-backed securities                42,593,965       40,779,457
                                               -----------      -----------
                                             $ 125,601,281    $ 122,290,785
                                               ===========      ===========

5. Financial Instruments with Concentrations of Credit Risk
   --------------------------------------------------------

   At March 31, 1997 and December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                           March 31,     December 31,
                                             1997            1996
                                           ---------     ------------

        Carrying value                  $  4,018,962   $    3,850,510
                                           =========     ============

        Fair value                      $  4,018,962   $    3,850,510
                                           =========     ============

        Percentage of total assets              1.6%             1.6%
                                           =========     ============

 The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

6. Stockholders' Equity
   --------------------

   The Company has 2,000,000 authorized shares of preferred stock to be issued in series.

   Series B Preferred Stock

   There were 400 shares, par value $10,000 classified as Series B, issued and outstanding at March 31, 1997 and December 31, 1996. The Series B preferred stock carries no interest and is convertible into common stock at $2.25 per share (subject to anti-dilution adjustment).

   Series C Preferred Stock

   On April 25, 1997, the Company issued 40,400 shares (par value
$100) of Series C Preferred Stock for $4,040,000, of which $3 million was purchased by AAM Capital Partners L.P. ("AAM"), an unaffiliated investment firm, and $1,040,000 by Richard A. Barasch, members of his family, and members and associates of the Company's management. This transaction received the approval of the Florida Insurance Department.

   The Series C Preferred shares will be convertible into Common
Stock by the holders at any time at a conversion price of $2.375 per share (subject to anti-dilution adjustment). The Company can require conversion if it executes a public offering of common stock at over $3.45 per share (or equivalent equity), with gross proceeds in excess of $10 million, or if the average bid price of it's common stock exceeds $3.45 per share for any 60 day period through December 31, 2001. In the event that the Company takes certain action without the consent of the holders of a majority of the Series C Preferred Stock, those holders who voted against such action have the right to require its redemption at the Redemption Price or the Call Price, (which Prices are defined below) depending on the nature of the action taken.

   The Company will also have the right to call all of the Series C Preferred Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years 2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value. Unless converted or called earlier, the Series C Convertible Preferred Stock will be redeemed on December 1, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003. The redemption accrual is not payable upon any conversion. No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. The holders of the Series C Preferred Stock (excluding a portion of such series which may be issued without voting rights) will have the right to elect one director of the Company.

   The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a shareholders agreement, under which (i) the holders of the Series C Preferred Stock were given registration rights and informational rights, (ii) the Series C Preferred Stock holders agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series, and (iii) BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

   Common Stock

   The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at March 31, 1997 and December 31, 1996 were 7,214,210 and 7,149,221, respectively.

   Common Stock Warrants

   At March 31, 1997 and December 31, 1996, the Company had 668,481 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 (the "Act"). The warrants have no par value and an exercise price to purchase common stock at $1.00 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Parent Company

   On April 25, 1997, the Company issued 40,400 shares of Series C Preferred Stock for $4,040,000, of which $3 million was purchased by AAM Capital Partners L.P. and $1,040,000 by Richard A. Barasch, members of his family, and members and associates of the Company's management. For terms of the Series C Preferred Stock please refer to Footnote 6 in the accompanying financial statements. The Company will be using at least $3 million of the proceeds to begin the implementation of the conversion of American Pioneer from being a direct subsidiary of American Progressive to being a direct subsidiary of Universal.

   The Company has borrowed $800,000 under a term loan agreement with its commercial bank which matures on September 30, 1998. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. The loan bears interest a 1.0% over prime.

   Insurance Subsidiaries

   American Progressive and American Pioneer are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of March 31, 1997 for the maintenance of authority to do business were $2,500,000 and $2,198,000, respectively, but substantially more than this is needed to permit continued writing of new business. At March 31, 1997 the statutory capital and surplus of American Progressive and American Pioneer were $6,306,262 and $12,313,019, respectively.

   At March 31, 1997, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $5,409,000 as well as fixed maturity securities carried at their fair values which amounted to $122,291,000 that could be readily converted to cash. These liquid investments' fair values totaled more than $127,700,000 and constituted approximately 94% of the Company's investments at March 31, 1997. At March 31, 1997, all of the Company's investments were income producing and current in interest and principal payments except for one bond with a carrying value of $331,250. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contained any off balance sheet risk or investments in other securities whose market values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.


RESULTS OF OPERATIONS

   Three Months Ended March 31, 1997

   For the three months ended March 31, 1997, the Company earned net income after Federal income taxes of $370,000 ($0.03 per share) compared to $282,000 ($0.03 per share) in the year ago period. Operating income before Federal income taxes and realized gains amounted to $518,000 for the three months ended March 31, 1997 compared to $247,000 in the year ago period.

   REVENUES. Total revenues increased approximately $627,000 to approximately $12,885,000 for the three months ended March 31, 1997, compared to total revenues of approxitmately $12,258,000 in the year ago period, and this increase is primarily attributable to the Company's growth in premium volume. In the three months ended March 31, 1997, the Company's gross premium and policyholder fees earned amounted to $24,594,000, a $13,837,000 increase over the $10,757,000 amount in the year ago period. This gross premium increase is significantly attributable to the premiums received on the policies assumed from First National Life Insurance Company ("First National"), which premiums amounted to $14,244,000. In addition, the gross premiums earned on the Company's following currently marketed programs and their increases were as follows:

       Product                            Premium Increase   Premium Earned
       -------                            ----------------   --------------
       Senior market accident and health    $   625,000        $ 1,955,000
       Senior market life insurance             162,000            447,000
       Group dental                             356,000          1,708,000
       Group life insurance                      55,000            855,000
                                              ---------          ---------
       Totals                               $ 1,198,000        $ 4,965,000
                                              =========          =========

   These increases totaled $15,442,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company. Effective December 31, 1996, the Company withdrew its participation in the NAIU specialty accident and health insurance pool and also sold its New York State DBL business in force. Premium on these two programs amounted to $2,429,000 for the three months ended March 31, 1996. (The premiums from the NAIU pool were included in the reinsurance premium assumed amount.) In addition, other life insurance premiums decreased $304,000 to $1,900,000, while the run off accident and health insurance premiums decreased $229,000.

   While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended March 31, 1997 amounted to $14,975,000, an
$11,399,000 increase from the 1996 amount of $3,576,000.   Of this
increase, $11,617,000 relates to the business assumed from First National, while $291,000 relates to senior market accident and health and $111,000 to senior market life insurance. In addition to these increases, the Company participates in a reinsurance treaty under which it writes international medical insurance and cedes 90% in 1997 (95% in 1996) out to an unaffiliated insurer. Gross and ceded premium amounts for the three months ended March 31, 1997 amounted to $565,000 and $520,000, respectively, compared to $187,000 and $178,000, respectively, in the year ago period. These reinsurance premium ceded increases of $12,361,000 were offset by decreases of $444,000 in other life insurance premiums ceded and $81,000 in runoff accident and health premiums ceded. Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business. Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to 25% under the prior agreement. As a result, reinsurance premiums ceded on this product decreased $437,000 in the three months ended March 31, 1997. Gross premiums on this business continue to decline, which decrease for the three months ended March 31, 1997 amounted to $151,000.

   Net investment income of the Company increased $36,000 to $2,498,000 for the three months ended March 31, 1997, compared to $2,462,000 in the year ago period, and realized gains on investments amounted to $42,000 for the three months ended March 31, 1997 compared to $81,000 in the year ago period.

   Fee income amounted to $613,000 for the three months ended March
31, 1997, a decrease of $408,000 over the $1,021,000 amount for the year ago period. This decrease is the result of the cancellation of the Ontario Blue Cross service contract effective February, 1996. The amortization of deferred revenue amounted to $23,000 for the three months ended March 31, 1997 compared to $70,000 in the year ago period.

   BENEFITS, CLAIMS AND OTHER DEDUCTIONS.   Total benefits, claims
and other deductions increased approximately $395,000 to $12,325,000 for the three months ended March 31, 1997, compared to $11,930,000 in the year ago period.

   Claims and other benefits increased $727,000 to $6,208,000 for the three months ended March 31, 1997 compared to $5,481,000 in the year ago period. Net claims on the business assumed from First National amounted to $1,973,000, while net claims on the senior market accident and health increased $61,000. Claims on the group dental product increased $252,000 to $1,310,000 for the three months ended March 31, 1997, a 24% increase which corresponds to the 26% increase in premiums. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $298,000 to $548,000. (This increase corresponds to the $437,000 increase in retained premiums.) Mortality incurred by the Company increased $88,000. These increases of $2,672,000 were offset by decreases in the claims incurred on the runoff accident and health business ($284,000) and the terminated businesses (NAIU - $883,000; New York State DBL - $778,000).

   The change in reserves for the three months ended March 31, 1997 amounted to an increase of $119,000 compared to a decrease of $39,000 in the year ago period generating a variance of $158,000. The withdrawal from the NAIU pool accounted for the majority of this variance ($130,000). Interest credited to policyholders decreased $57,000 to $1,545,000.

   The change in deferred acquisition costs amounted to $741,000 for the three months ended March 31, 1997 and 1996. However, the amount of acquisition costs capitalized increased $261,000 from $1,407,000 in 1996 to $1,668,000 in 1997. This increase is the result of the increase in new premium production in the three months ended March 31, 1997 compared to the year ago period. The amortization of deferred acquisition costs increased $261,000 from $665,000 in 1996 to $926,000 in 1997. This
increase is the result of the increase in the asset balance.   In the
three months ended March 31, 1997, the Company amortized $28,000 of the goodwill generated in the First National acquisition.

   Commissions increased $1,248,000 in the three months ended March
31, 1997 to $4,501,000, compared to $3,253,000 in the year ago period. This increase is the direct result of the $13,837,000 increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $2,546,000 in the three months ended March 31, 1997 to $4,368,000, compared to $1,822,000 in the year ago period. This increase is the direct result of the $11,399,000 increase in reinsurance premium ceded discussed above.

   Other operating costs and expenses increased $837,000 in the three months ended March 31, 1997 to $5,033,000, compared to $4,196,000 in the year ago period. The insurance companies' expenses amounted to $4,346,000 for the three months ended March 31, 1997 compared to $3,278,000 in the year ago period, an increase of $1,068,000. Expenses incurred administering the recently acquired business from First National amounted to $1,066,000, while new business expenses increased $74,000 and premium taxes increased $312,000. These increases totaled $1,452,000 and were offset by the decrease in expenses incurred in the NAIU pool in 1996 of $234,000 and a decrease in the general overhead of the insurance companies of $150,000. The non-insurance companies expenses decreased $231,000 to $687,000 for the three months ended March 31, 1997 as a result of the decrease in expenses incurred at WorldNet.

INVESTMENTS

   The Company invests its funds primarily in fixed income securities and has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of March 31, 1997 and December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities of approximately $4,019,000 and $3,851,000, respectively. These holdings amounted to 2.9% of total investments and 1.6% of total assets at March 31, 1997 compared to 2.7% of total investments and 1.6% of total assets at December 31, 1996.

                            PART II - OTHER INFORMATION


                                       NONE

                  -------------------------------------------------


SIGNATURE
---------




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




    Date:  May 14, 1997