Form 10-Q
period 1997-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1997-08-14
CIK 709878

================================================================================
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For The Period Ended June 30, 1997
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

                  Yes    X          No
                      -------          -------

     The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of July 31, 1997 were 7,228,660 and 668,481, respectively.

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                                 FORM 10-Q

                                 CONTENTS





                                                                      Page No.


PART I - FINANCIAL INFORMATION
         ---------------------

     Consolidated Balance Sheets
          at June 30, 1997 and December 31, 1996                             3

     Consolidated Statements of Operations
          for the six months ended June 30, 1997 and June 30, 1996           4

     Consolidated Statements of Operations
          for the three months ended June 30, 1997 and June 30, 1996         5

     Consolidated Statements of Cash Flows
          for the six months ended June 30, 1997 and June 30, 1996           6

     Notes to Consolidated Financial Statements                           7-10

     Management's Discussion and Analysis
          of Financial Condition and Results of Operations               11-15



PART II - OTHER INFORMATION                                                 16


     Signature                                                              16

                                   UNIVERSAL AMERICAN FINANCIAL CORP.
                                      CONSOLIDATED BALANCE SHEETS

                                                                             June 30,     December 31,
                                                                               1997           1996
                                                                           -----------    -----------
                                                                           (unaudited)
ASSETS:
Investments:
  Cash and cash equivalents, at cost which approximates fair value        $ 10,735,543   $ 15,403,450
  Fixed maturities available for sale, at fair value (amortized cost
    of $124,299,141 in 1997 and $122,511,012 in 1996) (Notes 4 and 5)      123,453,125    121,492,167
  Equity securities, at fair value (cost $683,235 in 1997
    and $46,133 in 1996)                                                       673,459         33,562
  Policy loans                                                               6,672,367      6,421,251
  Mortgage loans                                                             2,545,292      1,199,110
  Property tax liens                                                           131,729        131,729
                                                                           -----------    -----------
     Total investments                                                     144,211,515    144,681,269

  Accrued investment income                                                  2,947,007      2,875,497
  Deferred policy acquisition costs                                         20,498,036     19,091,514
  Amounts due from reinsurers                                               67,399,694     60,838,289
  Due and unpaid premiums                                                    1,419,657      2,712,021
  Deferred income tax asset                                                  1,638,453      2,069,876
  Goodwill                                                                   3,473,620      3,529,529
  Other assets                                                               6,456,852      6,438,743
                                                                           -----------    -----------
     Total assets                                                         $248,044,834   $242,236,738
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Policyholder account balances                                             $138,593,086   $134,538,954
Reserves for future policy benefits                                         37,995,390     40,156,185
Policy and contract claims-life                                                741,486      1,186,702
Policy and contract claims-health                                           19,934,924     24,628,019
Short-term debt                                                                800,000        800,000
Amounts due to reinsurers                                                   12,422,196     11,129,232
Deferred revenues                                                              311,351        357,957
Other liabilities                                                           10,153,754      7,361,163
                                                                           -----------    -----------
     Total liabilities                                                     220,952,187    220,158,212
                                                                           -----------    -----------
Series C preferred stock (Note 6)                                            4,195,200              -
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (Note 6):
Series B preferred stock                                                     4,000,000      4,000,000
Common stock (authorized 20,000,000, issued and
 outstanding 7,228,660 and 7,149,221, respectively)                             72,287         71,492
Common stock warrants (authorized, issued and outstanding
 668,481 for both periods)                                                           -              -
Additional paid-in capital                                                  15,912,944     16,049,888
Retained earnings                                                            3,711,650      2,929,383
Net unrealized investment loss                                                (799,434)      (972,237)

     Total stockholders' equity                                             22,897,447     22,078,526
                                                                           -----------    -----------
     Total liabilities, Series C preferred stock and stockholders'equity  $248,044,834   $242,236,738
                                                                           ===========    ===========

                      See notes to unaudited consolidated financial statements

                          UNIVERSAL AMERICAN FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                            Six months ended June 30,
                                                            -------------------------
                                                               1997           1996
                                                            ----------     ----------

REVENUES:
 Gross premium and policyholder fees earned                $49,958,362    $22,713,369
 Reinsurance premium assumed                                   176,024      2,874,131
 Reinsurance premiums ceded                                (30,475,737)    (8,227,204)
                                                            ----------     ----------
      Premiums and policyholder fees earned                 19,658,649     17,360,296

 Net investment income                                       5,017,283      4,767,687
 Realized gains on investments                                 145,455         94,937
 Fee income                                                  1,291,499      1,632,080
 Amortization of deferred revenue                               46,606        140,170
                                                            ----------     ----------

      Total revenues                                        26,159,492     23,995,170
                                                            ----------     ----------

BENEFITS, CLAIMS, & OTHER DEDUCTIONS:
 Increase in future policy benefits                             29,420         42,221
 Claims and other benefits                                  12,530,379     10,897,903
 Interest credited to policyholders                          3,055,932      3,165,156
 Increase in deferred policy acquisition costs              (1,409,355)    (1,326,051)
 Amortization of goodwill                                       55,909              -
 Commissions                                                 9,357,565      7,206,867
 Commission and expense allowances on reinsurance ceded     (8,687,518)    (4,006,562)
 Other operating costs and expenses                          9,958,272      7,501,082
                                                            ----------     ----------

      Total benefits, claims & other  deductions            24,890,604     23,480,616
                                                            ----------     ----------

Operating income before Federal income taxes                 1,268,888        514,554
Federal income tax expense                                     431,423        109,532
                                                            ----------     ----------

Net income                                                 $   837,465    $   405,022

Redemption accrual on Series C preferred stock (Note 6)         55,200              -
                                                            ----------     ----------

Net income applicable to common shareholders               $   782,265    $   405,022
                                                            ==========     ==========

Earnings per common equivalent shares (Note 3):            $      0.07    $      0.04
                                                            ==========     ==========

                      See notes to unaudited consolidated financial statements

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                            Three months ended June 30,
                                                            ---------------------------
                                                                 1997         1996
                                                              ----------   ----------

REVENUES:
 Gross premium and policyholder fees earned                  $25,363,969  $11,956,370
 Reinsurance premium assumed                                      86,482    1,430,860
 Reinsurance premiums ceded                                  (15,500,495)  (4,651,070)
                                                              ----------   ----------
      Premiums and policyholder fees earned                    9,949,956    8,736,160

 Net investment income                                         2,519,040    2,305,338
 Realized gains on investments                                   103,946       14,245
 Fee income                                                      678,548      611,500
 Amortization of deferred revenue                                 23,303       70,085
                                                              ----------   ----------

      Total revenues                                          13,274,793   11,737,328
                                                              ----------   ----------

BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 (Decrease) increase in future policy benefits                   (89,684)      81,071
 Claims and other benefits                                     6,321,982    5,416,334
 Interest credited to policyholders                            1,511,024    1,563,653
 Increase in deferred policy acquisition costs                  (668,007)    (584,345)
 Amortization of goodwill                                         27,954            -
 Commissions                                                   4,856,806    3,953,728
 Commission and expense allowances on reinsurance ceded       (4,319,982)  (2,185,147)
 Other operating costs and expenses                            4,925,440    3,305,023
                                                              ----------   ----------

      Total benefits, claims & other deductions               12,565,533   11,550,317
                                                              ----------   ----------

Operating income before Federal income taxes                     709,260      187,011
Federal income tax expense                                       241,410       63,584
                                                              ----------   ----------

Net income                                                       467,850      123,427

Redemption accrual on Series C preferred stock (Note 6)           55,200            -
                                                              ----------   ----------

Net income applicable to common shareholders                 $   412,650  $   123,427
                                                              ==========   ==========

Earnings per common equivalent shares (Note 3):              $      0.04  $      0.01
                                                              ==========   ==========

                      See notes to unaudited consolidated financial statements

                           UNIVERSAL AMERICAN FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                    Six months ended June 30,
                                                                    -------------------------
                                                                       1997           1996
                                                                    -----------    ----------

Cash flows from operating activities:
  Net income                                                        $   837,465    $   405,022
  Adjustments to reconcile net income to net cash used by
   operating activities:
     Change in reserves for future policy benefits                   (2,160,795)        71,673
     Change in policy and contract claims                            (5,138,311)      (358,102)
     Change in deferred policy acquisition costs                     (1,409,355)    (1,326,051)
     Amortization of goodwill                                            55,909              -
     Change in deferred revenue                                         (46,606)      (140,171)
     Change in policy loans                                            (251,116)      (199,547)
     Change in accrued investment income                                (71,510)      (362,419)
     Change in reinsurance balances                                  (5,268,441)    (1,267,708)
     Realized gains on investments                                     (145,455)       (94,937)
     Change in other assets and liabilities                           4,575,141        (99,104)
                                                                     ----------     ----------
Net cash used by operating activities                                (9,023,074)    (3,371,344)
                                                                     ----------     ----------

Cash flows from investing activities:
   Proceeds from sale of  fixed maturities-available for sale        20,900,642     23,402,914
   Proceeds from redemption of fixed maturities-available for sale    4,024,026      4,721,789
   Cost of fixed maturities purchased-available for sale            (26,652,146)   (37,649,452)
   Proceeds from sale of equity securities                               95,396        506,250
   Cost of equity securities purchased                                 (724,552)      (501,250)
   Change in other invested assets                                   (1,346,182)       124,605
                                                                     ----------     ----------
 Net cash used by investing activities                               (3,702,816)    (9,395,144)
                                                                     ----------     ----------

 Cash flows from financing activities:
   Net proceeds from issuance of common stock                           170,425         33,602
   Increase in policyholder account balances                          4,054,132     12,076,906
   Decrease in notes payable                                                  -       (369,698)
                                                                     ----------     ----------
Net cash provided from financing activities                           8,057,983     11,740,810
                                                                     ----------     ----------

Net decrease in cash and cash equivalents                            (4,667,907)    (1,025,678)
Cash and cash equivalents at beginning of period                     15,403,450     12,289,801
                                                                     ----------     ----------
Cash and cash equivalents at end of period                          $10,735,543    $11,264,123
                                                                     ==========     ==========

Supplemental cash flow information:
Cash paid during the period for interest                            $    37,292    $    42,169
                                                                     ==========     ==========
Cash paid during the period for income taxes                        $    61,515    $         -
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

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of FAS 130 will only affect the presentation of the statement of income and the balance sheet and will not affect results of operations or financial position.

Also in June, 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The adoption of FAS 131 will not affect results of operations or financial position.

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

In February, 1997, the FASB issued SFAS No. 128, "Earnings per share"
("FAS 128"). FAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This
Statement replaces primary earnings per share ("EPS") with basic EPS.
Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company's basic EPS for the six and three months ended June 30, 1997, were $0.11 and $0.06 per share, respectively.

4.  Investments

As of June 30, 1997 and December 31, 1996, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

The amortized cost and fair value of debt securities classified as available for sale as of June 30, 1997 and December 31, 1996 are as follows:

                                                                June 30, 1997
                                           -----------------------------------------------------
                                                          Gross        Gross
                                           Amortized      Unrealized   Unrealized    Fair
Classification                             Cost           Gains        Losses        Value
--------------                             -----------    ----------   ----------    -----------

US Treasury securities and obligations
  of US government                       $  10,143,438   $    96,688  $  (104,353)  $ 10,135,773
Foreign government debt securities           1,484,582        11,346      (18,367)     1,477,561
Corporate debt securities                   64,746,779     1,100,019   (1,059,071)    64,787,727
Mortgage-backed securities                  47,924,342       380,487   (1,252,765)    47,052,064
                                           -----------     ---------    ---------    -----------
                                         $ 124,299,141   $ 1,588,540  $(2,434,556)  $123,453,125
                                           ===========     =========    =========    ===========


                                                            December 31, 1996
                                           -----------------------------------------------------
                                                          Gross        Gross
                                           Amortized      Unrealized   Unrealized    Fair
Classification                             Cost           Gains        Losses        Value
--------------                             -----------    ----------   ----------    -----------

US Treasury securities and obligations
  of US government                       $  12,141,823   $   121,631  $   (85,890)  $ 12,177,564
Corporate debt securities                   74,020,305     1,167,066   (1,244,311)    73,943,060
Mortgage-backed securities                  36,348,884       414,210   (1,391,551)    35,371,543
                                           -----------     ---------    ---------    -----------
                                         $ 122,511,012   $ 1,702,907  $(2,721,752)  $121,492,167
                                           ===========     =========    =========    ===========

The amortized cost and fair value of fixed maturities at June 30, 1997 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized        Fair
                                         Cost             Value
                                         ----------       ----------

Due in 1 year or less                 $   1,643,771    $   1,667,114
Due after 1 year through 5 years.        20,946,628       21,257,645
Due after 5 years through 10 years       27,159,215       27,277,148
Due after 10 years                       23,258,577       22,822,124
Mortgage-backed securities               51,290,950       50,429,094
                                        -----------      -----------
                                      $ 124,299,141    $ 123,453,125
                                        ===========      ===========

5.  Financial Instruments with Concentrations of Credit Risk

At June 30, 1997 and December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                          June 30,     December 31,
                                            1997           1996
                                          ---------      ---------

Carrying value (at fair value)          $ 3,884,147    $ 3,850,510
                                          =========      =========

Amortized cost                          $ 3,762,683    $ 3,918,477
                                          =========      =========

Percentage of total assets                     1.6%           1.6%
                                          =========      =========

The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

6.  Stockholders' Equity

Series B Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares, par value $10,000 classified as Series B, issued and outstanding at June 30, 1997 and December 31, 1996. The Series B preferred stock carries no interest and is convertible into common stock at $2.25 per share.

Series C Preferred Stock

During the second quarter of 1997, the Company issued 41,400 shares (par value $100) of Series C Preferred Stock for $4,140,000, of which $2.4 million was purchased by UAFC L.P. ("AAM") an unaffiliated investment firm, $600,000 by Chase Equity Partners, L.P., and $1,140,000 by Richard A. Barasch (the Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management. This transaction received the approval of the Florida Insurance Department.

The Series C Preferred shares will be convertible by the holders at any time at a conversion price of $2.375 per common share (subject to anti-dilution adjustment). The Company can require conversion if it executes a public offering of common stock at over $3.45 per share (or equivalent equity), with gross proceeds in excess of $10 million, or if the average bid price of its common stock exceeds $3.45 per share for any 60 day period through December 31, 2001. In the event that the Company takes certain action without the consent of the holders of a majority of the Series C Preferred Stock, those holders who voted against such action have the right to require its redemption at the Redemption Price or the Call Price, (which Prices are defined below) depending on the nature of the action taken.

The Company will also have the right to call all of the Series C
Preferred Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years 2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value. Unless converted or called earlier, the Series C Convertible Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003. The redemption accrual is not payable upon any conversion. No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. As of June 30, 1997, $55,200 of dividends were accumulated on the Series C preferred stock for the period April 25, 1997 to June 30, 1997.

The Company, AAM, the holders of the Series C Preferred Stock, BALP and Richard A. Barasch entered into a shareholders agreement, under which the holder of the Series C Preferred Stock were given registration rights and informational rights, the Series C Preferred Stock holder agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series, and BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees". The holders of the Series C Preferred Stock (excluding a portion of such series which was issued without voting rights) will have the right to elect one director of the Company.

Common Stock

The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at June 30, 1997 and December 31, 1996 were 7,228,660 and 7,149,221, respectively. As of June 30, 1997, 6,877,176 shares of common stock are reserved for issuance which would be required if all warrants and conversion rights outstanding were exercised.

Common Stock Warrants

At June 30, 1997 and December 31, 1996, the Company had 668,481 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 (the "Act"). The warrants have no par value and an exercise price to purchase common stock at $1.00 per share.














                             (Intentionally Left Blank)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Liquidity and Capital Resources

Parent Company

Between April 25, 1997 and June 30, 1997, the Company issued 41,400 shares of Series C Preferred Stock for $4,140,000, of which $2.4 million was purchased by UAFC L.P., $600,000 by Chase Equity Partners, L.P. and $1,140,000 by Richard A. Barasch (the Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management. For terms of the Series C Preferred Stock please refer to Footnote 6 in the accompanying financial statements. The Company will use at least $3 million of the proceeds to begin the acquisition by the Company of American Pioneer from American Progressive so that American Pioneer beomes a direct subsidiary of Universal, instead of a subsidiary of American Progressive.

The Company has borrowed $800,000 under a term loan agreement with its commercial bank which matures on September 30, 1998, which loan is extendable by the Company for a second year. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive.
The loan bears interest at 1.0% over prime. The Company expects to renew this note.

Insurance Subsidiaries

The Company's two principal operating insurance companies, American
Progressive and American Pioneer, are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American Progressive and American Pioneer as of June 30, 1997 for the maintenance of authority to do business were $2,500,000 and $2,130,000, respectively, but substantially more than this is needed to permit continued writing of new business. At June 30, 1997 the statutory capital and surplus of American Progressive and American Pioneer were $6,052,000 and $12,355,000, respectively.

At June 30, 1997, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $6,310,000 as well as fixed maturity securities carried at their fair values which amounted to $121,542,000 that could be readily converted to cash. These liquid investments' fair values totaled more than $127,852,000 and constituted approximately 93% of the insurance subsidiaries' investments at June 30, 1997. At June 30, 1997, all of the Company's investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contained any off balance sheet risk or investments in other securities whose market values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

Results of Operations

Six Months Ended June 30, 1997

For the six months ended June 30, 1997, the Company earned net income after Federal income taxes of $837,000 ($0.07 per share) compared to $405,000 ($0.04 per share) in the year ago period. Operating income before Federal income taxes amounted to $1,269,000 for the six months ended June 30, 1997 compared to $515,000 in the year ago period.


Revenues. Total revenues increased approximately $2,164,000 to approximately $26,159,000 for the six months ended June 30, 1997, compared to total revenues of approximately $23,995,000 in the year ago period, which increase is primarily attributable to the Company's growth in premium volume. In the six months ended June 30, 1997, the Company's gross premium and policyholder fees earned amounted to $49,958,000, a $27,245,000 increase over the $22,713,000 amount in 1996. This gross premium increase is significantly attributable to the premiums received on the policies assumed from First National Life Insurance Company ("First National"), which premiums amounted to $26,707,000. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:

Product                             Premium Increase     Premium Earned
-------                             ----------------     --------------
Senior market accident and health      $ 1,701,000        $  4,759,000
Senior market life insurance               315,000           1,031,000
Group Dental                               705,000           3,465,000
Group life insurance                        75,000           1,700,000
                                         ---------          ----------
Totals                                 $ 2,796,000        $ 10,955,000
                                         =========          ==========

These increases totaled $29,503,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company. Effective December 31, 1996, the Company withdrew its participation in the NAIU specialty accident and health insurance pool and also sold its New York State DBL business in force. Premium for the New York State DBL amounted to
$2,175,000 for the six months ended June 30, 1996.   In addition, other life
insurance premiums increased $635,000 to $5,074,000, while accident and health insurance premiums on policies not currently marketed decreased $718,000. The premiums from the NAIU pool were included in the reinsurance premium assumed amount and amounted to $2,694,000 for the six months ended June 30, 1996.

While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the six months ended June 30, 1997 amounted to $30,476,000, a $22,249,000 increase from the 1996
amount of $8,227,000.   Of this increase, $21,737,000 relates to the business
assumed from First National, while $820,000 relates to senior market accident and health and $164,000 to senior market life insurance. In addition to these increases, the Company participates in a reinsurance treaty under which it writes international medical insurance and cedes 90% in 1997 (95% in 1996) out to an unaffiliated insurer. Gross and ceded premium amounts for the six months ended June 30, 1997 amounted to $1,361,000 and $1,237,000, respectively, compared to $823,000 and $781,000, respectively, in the year ago period. Other life insurance reinsurance premiums increased $182,000 for total increases of $23,359,000. Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business. Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to 25% under the prior agreement. As a result, reinsurance premiums ceded on this product decreased $817,000 in the six months ended June 30, 1997. (Gross premiums on this business continue to decline, which decrease for the six months ended June 30, 1997 amounted to $289,000). Accident and health premiums ceded on the policies not currently marketed also decreased $294,000.

Net investment income of the Company increased $249,000 to $5,017,000 for the six months ended June 30, 1997, compared to $4,768,000 in the year ago period, and realized gains on investments amounted to $145,000 for the six months ended June 30, 1997 compared to $95,000 in the year ago period.

Fee income amounted to $1,291,000 for the six months ended June 30, 1997, a decrease of $341,000 over the $1,632,000 amount for the year ago period. This decrease is the result of the cancellation of the OBC contract in 1996. The amortization of deferred revenue amounted to $47,000 for the six months ended June 30, 1997 compared to $140,000 in the year ago period.

Benefits, Claims and Other Deductions.   Total benefits, claims and
other deductions increased approximately $1,410,000 to $24,891,000 for the six months ended June 30, 1997, compared to $23,481,000 in the year ago period.


Claims and other benefits increased $1,632,000 to $12,530,000 for the six months ended June 30, 1997 compared to $10,898,000 in the year ago period. Net claims on the business assumed from First National amounted to $3,802,000, while net claims on the senior market accident and health increased $317,000. Claims on the group dental product increased $519,000 to $2,665,000 for the six months ended June 30, 1997, a 24% increase which corresponds to the 26% increase in premiums. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $466,000 to $1,008,000. (This increase corresponds to the $530,000 increase in retained premiums.) These increases of $5,104,000 were offset by decreases in the claims incurred on the runoff accident and health business ($293,000) and the terminated businesses (NAIU - $1,591,000; New York State DBL - $1,588,000).

The change in reserves for the six months ended June 30, 1997 amounted to an increase of $29,000 compared to a increase of $42,000 in the year ago period generating a variance of $13,000. Interest credited to policyholders decreased $109,000 to $3,056,000, resulting from the aging of the in force.

The change in deferred acquisition costs increased  $83,000 for the six months ended June 30, 1997 compared to 1996. The amount of acquisition costs capitalized increased $790,000 from $2,252,000 in 1996 to $3,342,000 in 1997.
This increase is the result of the increase in new premium production in the six months ended June 30, 1997 compared to the year ago period. The amortization of deferred acquisition costs increased $707,000 from $1,226,000 in 1996 to $1,933,000 in 1997. This increase is the result of the increase in
the asset balance.   In the six months ended June 30, 1997, the Company
amortized $56,000 of the goodwill generated in the First National acquisition.

Commissions increased $2,151,000 in the six months ended June 30, 1997 to $9,358,000, compared to $7,207,000 in the year ago period. This increase is the direct result of the $27,245,000 increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $4,681,000 for the six months ended June 30, 1997 to $8,868,000, compared to $4,007,000 in the year ago period. This increase is the direct result of the $22,249,000 increase in reinsurance premium ceded discussed above.

Other operating costs and expenses increased $2,457,000 in the six months ended June 30, 1997 to $9,958,000, compared to $7,501,000 in the year ago period. The insurance companies' expenses amounted to $8,573,000 for the six months ended June 30, 1997 compared to $5,826,000 in the year ago period, an increase of $2,747,000. Expenses incurred administrating the recently acquired business from First National amounted to $2,061,000, while new business expenses increased $180,000 and premium taxes increased $663,000. These increases totaled $2,904,000 and were offset by the decrease in the general overhead of the insurance companies of $157,000. The non-insurance companies expenses decreased $289,000 to $1,386,000 for the six months ended June 30, 1997 as a result of the decrease in expenses incurred at WorldNet.

Results of Operations

Three Months Ended June 30, 1997

For the three months ended June 30, 1997, the Company earned net income after Federal income taxes of $468,000 ($0.04 per share) compared to $123,000 ($0.01 per share) in the year ago period. Operating income before Federal income taxes and realized gains amounted to $709,000 for the three months ended June 30, 1997 compared to $187,000 in the year ago period.

Revenues. Total revenues increased approximately $1,538,000 to approximately $13,275,000 for the three months ended June 30, 1997, compared to total revenues of approximately $11,737,000 in the year ago period, which increase is primarily attributable to the Company's growth in premium volume. In the three months ended June 30, 1997 the Company's gross premium and policyholder fees earned amounted to $25,364,000, a $13,408,000 increase over the $11,956,000 amount in 1996. This gross premium increase is significantly attributable to the premiums received on the policies assumed from First National Life Insurance Company ("First National"), which premiums amounted to $12,463,000. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:

Product                             Premium Increase     Premium Earned
-------                             ----------------     --------------
Senior market accident and health     $ 1,076,000         $ 2,085,000
Senior market life insurance              153,000             584,000
Group dental                              349,000           1,757,000
Group life insurance                       20,000             845,000
                                        ---------           ---------
Totals                                $ 1,598,000         $ 5,271,000
                                        =========           =========

These increases totaled $14,061,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company. Effective December 31, 1996, the Company withdrew its participation in the NAIU specialty accident and health insurance pool and also sold its New York State DBL business in force. Premium on the New York State DBL amounted to $1,103,000 for the three months ended June 30, 1996. The premiums from the NAIU pool were included in the reinsurance premium assumed amount and amounted to $1,325,000.

While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended June 30, 1997 amounted to $15,500,000, a $10,849,000 increase from the 1996 amount of $4,651,000. Of this increase, $10,120,000 relates to the business assumed from First National, while $529,000 relates to senior market accident and health and $52,000 to senior market life insurance. In addition to these increases, the Company participates in a reinsurance treaty under which it writes international medical insurance and cedes 90% in 1997 (95% in 1996) out to an unaffiliated insurer. Gross and ceded premium amounts for the three months ended June 30, 1997 amounted to $795,000 and $718,000, respectively, compared to $635,000 and $603,000, respectively, in the year ago period. Other life insurance premiums ceded and runoff accident and health premiums ceded increased $412,000 for total increases of $11,228,000. Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business. Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to 25% under the prior agreement. As a result, reinsurance premiums ceded on this product decreased $379,000 in the three months ended June 30, 1997. (Gross premiums on this business continue to decline, which decrease for the three months ended June 30, 1997 amounted to $137,000.)

Net investment income of the Company increased $214,000 to $2,519,000 for the three months ended June 30, 1997, compared to $2,305,000 in the year ago period, and realized gains on investments amounted to $104,000 for the three months ended June 30, 1997 compared to $14,000 in the year ago period.

Fee income amounted to $679,000 for the three months ended June 30, 1997, an increase of $67,000 over the $612,000 amount for the year ago period. The amortization of deferred revenue amounted to $23,000 for the three months ended June 30, 1997 compared to $70,000 in the year ago period.

Benefits, Claims and Other Deductions.   Total benefits, claims and
other deductions increased approximately $1,016,000 to $12,566,000 for the three months ended June 30, 1997, compared to $11,550,000 in the year ago period.

Claims and other benefits increased $906,000 to $6,322,000 for the three months ended June 30, 1997 compared to $5,416,000 in the year ago period. Net claims on the business assumed from First National amounted to $1,829,000, while net claims on the senior market accident and health increased $256,000. Claims on the group dental product increased $267,000 to $1,354,000 for the three months ended June 30, 1997, a 24% increase which corresponds to the 26% increase in premiums. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $168,000 to $459,000. (This increase corresponds to the $242,000 increase in retained premiums). These increases of $2,520,000 were offset by decreases in the terminated businesses (NAIU - $708,000; New York State DBL - $814,000). Mortality incurred by the Company decreased $92,000.

The change in reserves for the three months ended June 30, 1997 amounted to a decrease of $90,000 compared to an increase of $81,000 in the year ago period generating a variance of $171,000. Interest credited to policyholders decreased $53,000 to $1,511,000, resulting from the aging of the in force.

The change in deferred acquisition costs increased to $84,000 for the three months ended June 30, 1997 compared to 1996. The amount of acquisition costs capitalized increased $530,000 from $1,144,000 in 1996 to $1,674,000 in 1997. This increase is the result of the increase in new premium production in the three months ended June 30, 1997 compared to the year ago period. The amortization of deferred acquisition costs increased $446,000 from $560,000 in 1996 to $1,006,000 in 1997. This increase is the result of the increase in
the asset balance.   In the three months ended June 30, 1997, the Company
amortized $28,000 of the goodwill generated in the First National acquisition.

Commissions increased $903,000 in the three months ended June 30, 1997 to $4,857,000, compared to $3,954,000 in the year ago period. This increase is the direct result of the $13,408,000 increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $2,135,000 in the three months ended June 30, 1997 to $4,320,000, compared to $2,185,000 in the year ago period. This increase is the direct result of the $10,849,000 increase in reinsurance premium ceded discussed above.

Other operating costs and expenses increased $1,620,000 in the three months ended June 30, 1997 to $4,925,000, compared to $3,305,000 in the year ago period. The insurance companies' expenses amounted to $4,226,000 for the three months ended June 30, 1997 compared to $2,549,000 in the year ago period, an increase of $1,677,000. Expenses incurred administrating the recently acquired business from First National amounted to $988,000, while new business expenses increased $81,000 and premium taxes increased $352,000. Other operating costs of the insurance companies increased $256,000. The non-insurance companies expenses decreased $57,000 to $699,000 for the three months ended June 30, 1997 as a result of the decrease in expenses incurred at WorldNet.

Investments

The Company invests its funds primarily in fixed income securities and has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of June 30, 1997 and December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities of approximately $3,884,000 and $3,851,000, respectively. These holdings amounted to 2.7% of total investments and 1.6% of total assets at June 30, 1997 compared to 3.8% of total investments and 1.6% of total assets at December 31, 1996.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on June 12, 1997, at which one matter was voted upon.

1.  Election of Directors:

Richard A. Barasch, Stuart Becker, Harry B. Henshel and Patrick J. McLaughlin were re-elected as directors to serve until the annual meeting of stockholders in the year 2000. In addition to these elected directors, the following directors continue to serve as directors of the
Company: Mark M. Harmeling, Marvin Barasch and Bertram Harnett (terms expire in 1998); Michael A. Barasch, David F. Bolger, Walter L. Harris and Richard Veed (terms expire in 1999).



                ----------------------------------------------


SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








UNIVERSAL AMERICAN FINANCIAL CORP.




By:  /S/ Robert A. Waegelein
       Robert A. Waegelein
       Senior Vice President
       Chief Financial Officer




Date: August 11, 1997