Form 10-Q/A
period 1997-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1997-08-29
CIK 709878

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
                                                              ==========   ==========

                      See notes to unaudited consolidated financial statements

                           UNIVERSAL AMERICAN FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                    Six months ended June 30,
                                                                    -------------------------
                                                                       1997           1996
                                                                    -----------    ----------

Cash flows from operating activities:
  Net income                                                        $   837,465    $   405,022
  Adjustments to reconcile net income to net cash used by
   operating activities:
     Change in reserves for future policy benefits                   (2,160,795)        71,673
     Change in policy and contract claims                            (5,138,311)      (358,102)
     Change in deferred policy acquisition costs                     (1,409,355)    (1,326,051)
     Amortization of goodwill                                            55,909              -
     Change in deferred revenue                                         (46,606)      (140,171)
     Change in policy loans                                            (251,116)      (199,547)
     Change in accrued investment income                                (71,510)      (362,419)
     Change in reinsurance balances                                  (5,268,441)    (1,267,708)
     Realized gains on investments                                     (145,455)       (94,937)
     Change in other assets and liabilities                           4,575,141        (99,104)
                                                                     ----------     ----------
Net cash used by operating activities                                (9,023,074)    (3,371,344)
                                                                     ----------     ----------

Cash flows from investing activities:
   Proceeds from sale of  fixed maturities-available for sale        20,900,642     23,402,914
   Proceeds from redemption of fixed maturities-available for sale    4,024,026      4,721,789
   Cost of fixed maturities purchased-available for sale            (26,652,146)   (37,649,452)
   Proceeds from sale of equity securities                               95,396        506,250
   Cost of equity securities purchased                                 (724,552)      (501,250)
   Change in other invested assets                                   (1,346,182)       124,605
                                                                     ----------     ----------
 Net cash used by investing activities                               (3,702,816)    (9,395,144)
                                                                     ----------     ----------

 Cash flows from financing activities:
   Net proceeds from issuance of common stock                           170,425         33,602
   Net proceeds from issuance of Series C preferrred stock            3,833,426              -
   Increase in policyholder account balances                          4,054,132     12,076,906
   Decrease in notes payable                                                  -       (369,698)
                                                                     ----------     ----------
Net cash provided from financing activities                           8,057,983     11,740,810
                                                                     ----------     ----------

Net decrease in cash and cash equivalents                            (4,667,907)    (1,025,678)
Cash and cash equivalents at beginning of period                     15,403,450     12,289,801
                                                                     ----------     ----------
Cash and cash equivalents at end of period                          $10,735,543    $11,264,123
                                                                     ==========     ==========

Supplemental cash flow information:
Cash paid during the period for interest                            $    37,292    $    42,169
                                                                     ==========     ==========
Cash paid during the period for income taxes                        $    61,515    $         -
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