Form 10-Q
period 1997-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1997-11-14
CIK 709878

===============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                For The Period Ended September 30, 1997
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

     The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of October 31, 1997 were 7,262,710 and 668,481, respectively.

                    UNIVERSAL AMERICAN FINANCIAL CORP.
                               FORM 10-Q

                               CONTENTS




                                                                   Page No.


PART I - FINANCIAL INFORMATION


     Consolidated Balance Sheets at September 30, 1997 and
       December 31, 1996                                                     3

     Consolidated Statements of Operations for the nine months
       ended September 30, 1997 and September 30, 1996                       4

     Consolidated Statements of Operations for the three months
       ended September 30, 1997 and September 30, 1996                       5

     Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1997 and September 30, 1996                       6

     Notes to Consolidated Financial Statements                           7-11

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         12-18



PART II - OTHER INFORMATION                                                 19


     Signature                                                              19

                    UNIVERSAL AMERICAN FINANCIAL CORP.
                       CONSOLIDATED BALANCE SHEETS

                                                   September 30, December 31,
                                                       1997         1996
                                                    (unaudited)
                                                    ----------- ------------
ASSETS:
Investments:
  Cash and cash equivalents, at cost which
   approximates fair value                          $17,660,552 $ 15,403,450
  Fixed maturities available for sale, at
   fair value (amortized cost of $119,923,304 in
   1997 and $122,511,012 in 1996) (Notes 5 and 6)   123,127,054  121,492,167
  Equity securities, at fair value (cost $675,568
   in 1997 and $46,133 in 1996)                         719,832       33,562
  Policy loans                                        6,720,687    6,421,251
  Mortgage loans                                      2,483,935    1,199,110
  Property tax liens                                    136,713      131,729
                                                    -----------  -----------
       Total investments                            150,848,773  144,681,269

Accrued investment income                             3,219,521     2,875,497
Deferred policy acquisition costs                    19,273,880    19,091,514
Amounts due from reinsurers                          69,444,100    60,838,289
Due and unpaid premiums                               1,452,918     2,712,021
Deferred income tax asset                               747,350     2,069,876
Goodwill                                              3,270,683     3,529,529
Other assets                                          4,057,985     6,438,743
                                                   ------------  ------------
       Total assets                                $252,315,210  $242,236,738
                                                   ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Policyholder account balances                      $139,597,564  $134,538,954
Reserves for future policy benefits                  38,269,645    40,156,185
Policy and contract claims-life                       1,239,424     1,186,702
Policy and contract claims-health                    19,209,852    24,628,019
Short-term debt                                         800,000       800,000
Amounts due to reinsurers                            12,960,304    11,129,232
Deferred revenues                                       288,048       357,957
Other liabilities                                     9,502,647     7,361,163
                                                    -----------  ------------
       Total liabilities                            221,867,484   220,158,212
                                                    -----------  ------------

Series C preferred stock (Note 7)                     5,094,430             -
                                                    -----------  ------------

STOCKHOLDERS' EQUITY (Note 7):
Series B preferred stock                              4,000,000     4,000,000
Common stock (authorized 20,000,000, issued
 and outstanding 7,250,110 and 7,149,221,
 respectively)                                           72,501        71,492
Common stock warrants (authorized, issued and
 outstanding 668,481 for both periods)                        -             -
Additional paid-in capital                           15,930,580    16,049,888
Retained earnings                                     4,437,310     2,929,383
Net unrealized investment gain (loss)                   912,905      (972,237)
                                                     ----------   -----------
      Total stockholders' equity                     25,353,296    22,078,526
                                                     ----------  ------------
      Total liabilities, Series C preferred
       stock and stockholders' equity              $252,315,210  $242,236,738
                                                   ============  ============

            See notes to unaudited consolidated financial statements

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Nine months ended
                                                        September 30,
                                                   -------------------------
                                                       1997          1996
                                                   -----------   -----------
REVENUES:
 Gross premium and policyholder fees earned        $73,773,391   $34,191,053
 Reinsurance premium assumed                           266,158     6,239,623
 Reinsurance premiums ceded                        (44,196,036)  (12,198,838)
                                                  -------------  ------------
     Premiums and policyholder fees earned          29,843,513    28,231,838

 Net investment income                               7,511,045     7,309,238
 Realized gains on investments                         914,859       173,133
 Fee income                                          1,850,043     2,270,608
 Amortization of deferred revenue                       69,909       210,254
                                                  ------------   -----------
     Total revenues                                 40,189,369    38,195,071
                                                  ------------   -----------
BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase in future policy benefits                    439,466     1,077,154
 Claims and other benefits                          19,143,562    16,678,786
 Interest credited to policyholders                  4,527,720     5,075,777
 Increase in deferred policy acquisition costs      (2,106,368)   (1,755,621)
 Amortization of goodwill                               83,864             -
 Commissions                                        14,156,831    11,990,913
 Commission and expense allowances on
  reinsurance ceded                                (13,240,477)   (6,695,626)
 Other operating costs and expenses                 14,678,173    11,158,869
                                                   ------------  ------------
     Total benefits, claims & other  deductions     37,682,771    37,530,252
                                                   ------------  ------------

Operating income before Federal income taxes         2,506,598       664,819
Federal income tax expense                             852,243       158,543
                                                   ------------  ------------
Net income                                           1,654,355       506,276

Redemption accrual on Series C preferred
 stock (Note 7)                                        146,430             -
                                                   ------------  ------------
Net income applicable to common shareholders       $ 1,507,925     $ 506,276
                                                   ============  ============
Earnings per common equivalent shares (Note 4)          $ 0.14        $ 0.05
                                                   ============  ============

               See notes to unaudited consolidated financial statement

                        UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                           September 30,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   -----------
REVENUES:
 Gross premium and policyholder fees earned        $24,812,323    $11,727,684
 Reinsurance premium assumed                            90,134      3,365,492
 Reinsurance premium ceded                         (14,717,593)    (4,221,634)
                                                   ------------   ------------
 Premiums and policyholder fees earned              10,184,864     10,871,542

 Net investment income                               2,493,762      2,541,551
 Realized gains on investments                         769,404         78,196
 Fee income                                            558,544        638,528
 Amortization of deferred revenue                       23,303         70,084
                                                   ------------   ------------
     Total revenues                                 14,029,877     14,199,901
                                                   ------------   ------------
BENEFITS, CLAIMS & OTHER DEDUCTIONS:
 Increase in future policy benefits                    410,046      1,034,933
 Claims and other benefits                           6,613,183      5,780,883
 Interest credited to policyholders                  1,471,788      1,910,621
 Increase in deferred policy acquisition costs        (697,013)      (429,570)
 Amortization of goodwill                               27,955              -
 Commissions                                         4,799,266      4,784,046
 Commission and expense allowances on
  reinsurance ceded                                 (4,552,959)    (2,689,064)
 Other operating costs and expenses                  4,719,901      3,657,787
                                                   ------------   ------------
     Total benefits, claims & other deductions      12,792,167     14,049,636
                                                   ------------   ------------

Operating income before Federal income taxes         1,237,710        150,265
Federal income tax expense                             420,820         49,011
                                                   ------------   ------------
Net income                                             816,890        101,254

Redemption accrual on Series C preferred
 stock (Note 7)                                         91,230              -
                                                   ------------  -------------
Net income applicable to common shareholders         $ 725,660      $ 101,254
                                                   ============  =============
Earnings per common equivalent shares (Note 4)          $ 0.07         $ 0.01
                                                   ============  =============


              See notes to unaudited consolidated financial statements

                        UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine months ended
                                                             September 30,
                                                      ------------------------
                                                          1997            1996
                                                      ------------   ------------
Cash flows from operating activities:
 Net income                                           $  1,654,355   $    506,276
  Adjustments to reconcile net income to net
   cash used by operating activities:
     Change in reserves for future policy benefits      (1,886,540)     2,041,091
     Change in policy and contract claims               (5,365,445)      (761,137)
     Change in deferred policy acquisition costs        (2,106,368)    (1,755,621)
     Amortization of goodwill                               83,862              -
     Change in deferred revenue                            (69,909)      (210,255)
     Change in policy loans                               (299,436)      (540,902)
     Change in accrued investment income                  (390,376)      (718,908)
     Change in reinsurance balances                     (6,774,739)    (1,159,907)
     Realized gains on investments                        (914,860)      (173,133)
     Change in other assets and liabilities              6,675,137     (2,739,114)
                                                      ------------   ------------
Net cash used by operating activities                   (9,394,319)    (5,511,610)
                                                      ------------   ------------
Cash flows from investing activities:
   Proceeds from sale of fixed maturities               26,008,608     28,789,369
   Proceeds from redemption of fixed maturities          7,043,732      8,073,216
   Cost of fixed maturities purchased                  (31,434,282)   (45,637,138)
   Proceeds from sale of equity securities                 290,572        506,250
   Cost of equity securities purchased                    (876,207)      (501,250)
   Change in other invested assets                      (1,289,809)       230,900
   Proceeds from sale of AmeriFirst, net of cash held    2,020,496              -
                                                      ------------   ------------
Net cash provided from (used by) investing activities    1,763,110     (8,538,653)
                                                      ------------   ------------
 Cash flows from financing activities:
   Net proceeds from issuance of common stock              211,345         69,849
   Net proceeds from issuance of
    Series C preferred stock                             4,618,356              -

   Increase in policyholder account balances             5,058,610     14,625,050
   Decrease in notes payable                                     -       (369,698)
                                                      ------------   ------------
Net cash provided from financing activities              9,888,311     14,325,201
                                                      ------------   ------------
Net increase in cash and cash equivalents                2,257,102        274,938
Cash and cash equivalents at beginning of period        15,403,450     12,289,801
                                                      ------------   ------------
Cash and cash equivalents at end of period            $ 17,660,552   $ 12,564,739
                                                      ============   ============
Supplemental cash flow information:
Cash paid during the period for interest              $     56,557   $     63,125
                                                      ============   ============
Cash paid during the period for income taxes          $     61,515   $          -
                                                      ============   ============

                See notes to unaudited consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal American Financial Corp. ("UHCO"), and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of
New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), WorldNet Services Corp. ("WorldNet") and Quincy
Coverage Corp. ("Quincy"). AmeriFirst Insurance Company ("AmeriFirst") was sold to an unaffiliated third party on September 4, 1997, therefore, its operating results were included for the period January 1, 1997 to September 4, 1997.

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

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

Also in June, 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The adoption of FAS 131 will not affect results of operations or financial position.

In February, 1997, the FASB issued SFAS No. 128, "Earnings per share"
("FAS 128"). FAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This Statement replaces primary earnings per share ("EPS") with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company's basic EPS for the nine and three months ended September 30, 1997, were $0.21 and $0.10 per share, respectively.

2. Pending Acquisitions

American Exchange Life Insurance Company

In July, 1997, the Company executed a contract, subsequently amended, to acquire American Exchange Life Insurance Company of Dallas, Texas ("American Exchange") for $7.0 million in cash. The closing, which is expected to occur in the fourth quarter of 1997, is subject to completion of due diligence and regulatory approvals in the appropriate jurisdictions. American Exchange, which is licensed in Texas and two other states, has premium revenues in excess of $15 million, primarily in Medicare Supplement and other limited benefit accident and health products. The Company has 16,000 policies in force and 1,000 insurance agents, all based in Texas.

Dallas General Life Insurance Company

In August, 1997, the Company executed a contract to acquire a $15 million bloc of Medicare Supplement business from Dallas General Life Insurance Company of Dallas, Texas ("Dallas General"). The business will be assumed by American Pioneer Life Insurance Company. The closing, which is expected to occur in the fourth quarter of 1997, is subject to completion of due diligence and appropriate regulatory approvals. The Dallas General bloc has approximately 10,000 policies in force produced by approximately 400 agents, all in Texas. In addition, the principals of Dallas General have entered into a contract to continue to produce business for American Pioneer through an agency relationship.

3. Federal Income Taxes

The Company and its non life subsidiaries file a consolidated Federal income tax return. The life insurance subsidiaries file a separate consolidated Federal income tax return.

4. Earnings Per Share

Earnings per common equivalent share were computed by dividing the net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.









                          (Intentionally left blank)

5. Investments

As of September 30, 1997 and December 31, 1996, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

The amortized cost and fair value of debt securities classified as available for sale as of September 30, 1997 and December 31, 1996 are as follows:

                                                       September 30, 1997
                                 --------------------------------------------------------------
                                                     Gross         Gross
                                    Amortized        Unrealized    Unrealized     Fair
Classification                      Cost             Gains         Losses         Value
-------------------------------     -------------    -----------   -----------    -------------
US Treasury securities and
 obligations of US government       $    8,933,062   $   173,945   $   (50,678)     $ 9,056,329
Foreign government debt securities         924,419         3,997        (4,812)         923,604
Corporate debt securities               61,071,551     1,562,691      (471,218)      62,163,024
Mortgage-backed securities              48,994,272     2,860,038      (870,213)      50,984,097
                                    --------------   -----------   ------------   -------------
                                     $ 119,923,304   $ 4,600,671   $ (1,396,921)  $ 123,127,054
                                    ==============   ===========   ============   =============

                                                     December 31, 1996
                                  -----------------------------------------------------------
                                                   Gross         Gross
                                  Amortized        Unrealized    Unrealized     Fair
Classification                    Cost             Gains         Losses         Value
----------------------------      -------------    -----------   ------------   -------------
US Treasury securities and
 obligations of US government     $  12,141,823    $   121,631   $    (85,890)  $  12,177,564
Corporate debt securities            74,020,305      1,167,066     (1,244,311)     73,943,060
Mortgage-backed securities           36,348,884        414,210     (1,391,551)     35,371,543
                                  -------------    -----------   ------------   -------------
                                  $ 122,511,012    $ 1,702,907   $ (2,721,752)  $ 121,492,167
                                  =============    ===========   ============   =============

(/TABLE>
The amortized cost and fair value of fixed maturities at September 30, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized           Fair
                                           Cost              Value
                                      --------------     --------------

Due in 1 year or less                 $    1,482,836      $   1,484,767
Due after 1 year through 5 years          20,103,459         20,558,041
Due after 5 years through 10 years        23,988,327         24,594,036
Due after 10 years                        21,508,176         21,523,810
Mortgage-backed securities                52,840,506         54,966,400
                                      --------------      -------------
                                      $  119,923,304      $ 123,127,054
                                      ==============      =============

     During September, 1997, the Company sold AmeriFirst Insurance Company, a non operating subsidiary, to an unaffiliated company for $3,379,250 in cash and realized a gain of $569,474 before provision for Federal income taxes.



6. Financial Instruments with Concentrations of Credit Risk

At September 30, 1997 and December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities with carrying and fair values as follows:

                                              September 30,   December 31,
                                                  1997            1996
                                               -----------    -----------

Carrying value (at fair value)                 $ 3,195,190    $ 3,850,510
                                               ===========    ===========
Amortized cost                                 $ 3,026,840    $ 3,918,477
                                               ===========    ===========
Carrying value as percentage of total assets          1.3%           1.6%
                                               ===========    ===========

The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

7. Stockholders' Equity

Series B Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 400 shares, par value $10,000 classified as Series B, issued and outstanding at September 30, 1997 and December 31, 1996. The Series
B preferred stock carries no interest and is convertible into common stock at $2.25 per share.


Series C Preferred Stock

During the second quarter of 1997, the Company issued 41,550 shares (par value $100) of Series C Preferred Stock for $4,155,000, of which $2.4 million was purchased by UAFC L.P. ("AAM") an unaffiliated investment firm, $600,000 by Chase Equity Partners, L.P., and $1,155,000 by Richard A. Barasch (the Chief
Executive Officer of the Company), members of his family, and members and associates of the Company's management. This transaction received the approval of the Florida Insurance Department.

During the third quarter of 1997, the Company issued an additional 7,930 shares of Series C Preferred Stock for $793,000, which shares were purchased by owners and employees of Ameri-Life & Health Services, a general agency that sells the Company's senior market products.

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

The Company will also have the right to call all of the Series C Preferred
Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years
2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value. Unless converted or called earlier, the Series C
Convertible Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003.
The redemption accrual is not payable upon any conversion. No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. As of September 30, 1997, $146,430 of dividends were accumulated on the Series C preferred stock for the period April 25, 1997 to September 30, 1997.

The Company, AAM, the holders of the Series C Preferred Stock, Barasch
Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a shareholders agreement, under which the holders of the Series C Preferred Stock were given registration rights and informational rights, the Series C Preferred
Stockholders agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series, and BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".
The holders of the Series C Preferred Stock (excluding a portion of such series which was issued without voting rights) will have the right to elect one director of the Company.

Common Stock

The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 1997 and December 31, 1996 were 7,250,110 and 7,149,221, respectively. As of
September 30, 1997, 6,877,176 shares of common stock are reserved for issuance which would be required if all warrants and conversion rights outstanding were exercised.

Common Stock Warrants

At September 30, 1997 and December 31, 1996, the Company had 668,481 common stock warrants issued and outstanding, respectively, which are registered under the Securities Exchange Act of 1934 and 2,015,760 warrants not so registered. All of the warrants have no par value, have an exercise price to purchase common stock at $1.00 per share, and expire on December 31, 1999.

8. Note Payable

On October 13, 1997, the Company entered into a letter of intent with Chase Manhattan Bank to obtain a $3,500,000 secured five year term loan. A portion of the loan proceeds are to be used to retire the $800,000 amount outstanding on the current term loan agreement with Country Bank. The loan will bear interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points. The loan will be secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Coverage Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report and also contained in the Form 10-K for the year ended December
31, 1996.

The Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other oral or written statements, either made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission
("SEC"). Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect,"
"anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include statements that represent the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to Universal specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Universal disclaims any obligation to update forward-looking information.


Liquidity and Capital Resources

Parent Company

Between April 25, 1997 and September 30, 1997, the Company issued 49,380 shares of Series C Preferred Stock for $4,953,000, of which $2.4 million was purchased by UAFC L.P., $600,000 by Chase Equity Partners, L.P. $1,155,000 by
Richard A. Barasch (the Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management and $798,000 by Ameri-Life & Health Services, a general agency that sells the Company's senior market products. Expenses incurred in connection with the Series C Preferred stock issuance amounted to $329,644 and were charged to paid-in capital. For terms of the Series C Preferred Stock please refer to Footnote 7 in the accompanying financial statements.

The Company has borrowed $800,000 under a term loan agreement with its commercial bank which matures on December 31, 1997, which loan is extendable by the Company for a second year. The loan is secured by the pledge of 100% of the outstanding common stock of Quincy, the receivables of Quincy and WorldNet and 9.9% of the outstanding common stock of American Progressive. The loan bears interest at 1.0% over prime.


On October 13, 1997, the Company entered into a letter of intent with Chase Manhattan Bank to obtain a $3,500,000 secured five-year term loan. The use of the loan proceeds are to finance the intercompany sale of American
Pioneer from American Progressive to Universal and to retire the $800,000 amount outstanding on the current term loan agreement with the commercial bank.
The loan will bear interest at the London Interbank offering rate (LIBOR) plus
200 basis points. The loan will be secured by a first priority, interest in all the assets of WorldNet Services Corp. and Quincy Coverage Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.

Unstacking

Since its acquisition in May 1993, American Pioneer has been a direct subsidiary of American Progressive. The Company has decided to acquire
American Pioneer from American Progressive, and make it a direct subsidiary of Universal.

The proposed acquisition will strengthen the financial condition of American Progressive and is expected to result in an improvement of American
Progressive's risk based capital ratio and the ratings of both American Pioneer and American Progressive, as well as making American Pioneer's dividend paying potential available to Universal. To comply with the requirements of the Holding Company's provisions of the New York Insurance Law, Universal and
American Progressive on July 26, 1996 entered into a purchase agreement, which has been approved by the New York Insurance Department (the "Department"), providing for:

- the sale of all of American Pioneer stock to Universal, to be paid for and delivered, in one or more segments, over a period of not more than five years, at a fixed price per share determined by an appraisal performed by an independent actuarial firm selected by the Department.

- the payment for the first segment of American Pioneer stock with a purchase price of at least $6 million, within 90 days after the receipt of the appraisal report.

- the payment of the purchase price for the initial segment and each subsequent segment, one half in cash and one half by Universal's five year debenture, bearing interest at the prime rate at the time each debenture is issued, and secured by pledge of all of the purchased stock.

On September 23, 1997, the Company and the Department agreed upon a purchase price of $15.8 million for American Pioneer. On September 29, 1997,
Universal paid $7 million to American Progressive for American Pioneer consisting of $3.5 million in cash and a $3.5 million Debenture under the terms noted above. The Company expects to complete this unstacking transaction prior to September 29, 2002 (five years from the date of payment of the first segment). This unstacking transaction has no impact on the accompanying consolidated financial statements.

Insurance Subsidiaries

The Company's two principal operating insurance companies, American
Progressive and American Pioneer, are required to maintain minimum amounts of capital and surplus as determined by statutory accounting ("statutory capital"). The minimum statutory capital and surplus requirements of American
Progressive and American Pioneer as of September 30, 1997 for the maintenance of authority to do business were $2,500,000 and $2,091,000, respectively, but substantially more than this is needed to permit continued writing of new business. At September 30, 1997 the statutory capital and surplus of American
Progressive and American Pioneer were $9,046,000 and $12,099,000, respectively.

At September 30, 1997, the investment portfolios of the life insurance subsidiaries included cash and short-term investments totaling $15,746,000 as well as fixed maturity securities carried at their fair values which amounted to $123,127,000 and equity securities carried at fair values which amounted to


$720,000 that could be readily converted to cash. The fair value of these liquid investments totaled more than $139,593,000 and constituted approximately
94% of the insurance subsidiaries' investments at September 30, 1997.


Investments

The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefit and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, such laws generally prescribe the nature, quality of and limitations on various types of investments which may be made. The Company currently engages the services of an unaffiliated investment advisor, Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction and management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors.

The Company has invested in a limited number of non-investment grade securities which provide higher yields than investment grade securities. As of September 30, 1997 and December 31, 1996, the Company held unrated or less-than-investment grade corporate debt securities of approximately $3,195,000 and $3,851,000, respectively. These holdings amounted to 2.1% of total investments and 1.3% of total assets at September 30, 1997 compared to 2.7% of total investments and 1.6% of total assets at December 31, 1996.

At September 30, 1997, all of the Company's investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk.

Results of Operations

Nine Months Ended September 30, 1997

For the nine months ended September 30, 1997, the Company earned net income after Federal income taxes of $1,654,000 ($0.14 per share) compared to $506,000 ($0.05 per share) in the year ago period. Operating income before Federal income taxes amounted to $2,507,000 for the nine months ended September
30, 1997 compared to $665,000 in the year ago period. During September 1997, the Company sold AmeriFirst Insurance Company, an inactive insurance company, for $3,379,000 and realized a pretax gain of $569,000 ($376,000 after tax or $0.03 per share).

REVENUES. Total revenues increased approximately $1,994,000 to approximately $40,189,000 for the nine months ended September 30, 1997, compared to total revenues of approximately $38,195,000 in the year ago period, which increase is primarily attributable to the Company's growth in premium volume. In the nine months ended September 30, 1997, the Company's gross premium and policyholder fees earned amounted to $73,773,000, a $39,582,000 increase over the $34,191,000 amount in 1996. This gross premium increase is significantly attributable to the premiums received on the policies assumed from First National Life Insurance Company ("First National"), which premiums amounted to $39,237,000. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:

Product                                Premium Increase   Premium Earned
---------------------------------      ----------------   ---------------
Senior market accident and health      $      2,754,000   $     7,766,000
Senior market life insurance                  1,133,000         2,289,000
Group dental                                    845,000         5,042,000
Group life insurance                             84,000         2,542,000
                                       ----------------   ---------------
Totals                                 $      4,816,000   $    17,639,000
                                       ================   ===============


These increases totaled $44,053,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company.
Effective December 31, 1996, the Company withdrew its participation in the
NAIU specialty accident and health insurance pool and also sold its New York
State DBL business in force.  Premium for the New York State DBL amounted to
$3,357,000 for the nine months ended September 30, 1996.   In addition, other
life insurance premiums decreased $131,000 to $5,919,000, while accident and health insurance premiums on policies not currently marketed decreased $977,000.
The premiums from the NAIU pool were included in reinsurance premiums assumed and amounted to $5,965,000 for the nine months ended September 30, 1996.

While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers.  Reinsurance premiums ceded for the nine months ended September 30,
1997 amounted to $44,196,000, a $31,997,000 increase from the 1996 amount of
$12,199,000.   Of this increase, $31,695,000 relates to the business assumed from First National, while $1,253,000 relates to senior market accident and health and $223,000 to senior market life insurance.  In addition to these increases, the Company participates in a reinsurance treaty under which it writes international medical insurance and cedes 90% in 1997 (95% in 1996) out to an unaffiliated insurer.  Gross and ceded premium amounts for the nine months ended September 30, 1997 amounted to $2,217,000 and $2,004,000, respectively, compared to $1,446,000 and $1,373,000, respectively, in the year ago period.
Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business.  Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to
25% under the prior agreement.  As a result, reinsurance premiums ceded on this product decreased $1,263,000 in the nine months ended September 30, 1997.
(Gross premiums on this business continue to decline, which decrease for the nine months ended September 30, 1997 amounted to $454,000).  Accident and health premiums ceded on the policies not currently marketed also decreased $396,000.

In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. The Company received an initial ceding allowance of $200,000 and anticipates receiving additional allowances totaling
$525,000 over a five-year period. The Company will continue to perform the administration on the business for a fee. At September 1, 1997, the in force group dental premium amounted to $7.8 million.

Net investment income of the Company increased $202,000 to $7,511,000 for the nine months ended, compared to $7,309,000 in the year ago period. Realized gains on investments amounted to $915,000 for the nine months ended September
30, 1997 compared to $173,000 in the year ago period. Included in the 1997 amount is the $569,000 gain realized on the Sale of AmeriFirst Insurance Company to an unaffiliated third party.

Fee income amounted to $1,850,000 for the nine months ended September 30, 1997, a decrease of $421,000 over the $2,271,000 amount for the year ago period.
This decrease is the result of the cancellation of WorldNet's Ontario Blue
Cross contract in 1996. The amortization of deferred revenue amounted to $70,000 for the nine months ended September 30, 1997 compared to $210,000 in the year ago period.

BENEFITS, CLAIMS AND OTHER DEDUCTIONS.   Total benefits, claims and other
deductions increased approximately $153,000 to $37,683,000 for the nine months ended September 30, 1997, compared to $37,530,000 in the year ago period.

Claims and other benefits increased $2,465,000 to $19,144,000 for the nine months ended September 30, 1997 compared to $16,679,000 in the year ago period.
Net claims on the business assumed from First National amounted to $5,836,000, while net claims on the senior market accident and health increased $631,000.
Claims on the group dental product increased $275,000 to $3,639,000 for the
ninemonths ended September 30, 1997.   As discussed above, the Company is
retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $712,000 to $1,560,000. (This increase corresponds to the $810,000 increase in retained premiums.) These increases of $7,454,000 were offset by decreases in the claims incurred on the runoff accident and health business
($209,000) and the terminated businesses (NAIU - $2,590,000; New York State
DBL - $2,434,000). The remaining increase of $150,000 represents an increase in life insurance claims.

The change in reserves for the nine months ended September 30, 1997 amounted to an increase of $439,000 compared to an increase of $1,077,000 in the year ago period generating a decrease of $638,000.  Included in the 1996 change in reserves is $706,000 generated by the NAIU accident pool business which the
Company has exited.   Interest credited to policyholders decreased $548,000 to
$4,528,000, resulting from the aging of the in force.

The change in deferred acquisition costs increased  $351,000 for the nine months ended September 30, 1997 compared to 1996.  The amount of acquisition costs capitalized increased $1,304,000 from $3,641,000 in 1996 to $4,945,000 in
1997.  This increase is the result of the increase in new premium production in the nine months ended September 30, 1997 compared to the year ago period.  The amortization of deferred acquisition costs increased $953,000 from $1,886,000 in
1996 to $2,839,000 in 1997.  This increase is the result of the increase in the
asset balance.   In the nine months ended September 30, 1997, the Company
amortized $84,000 of the goodwill generated in the First National acquisition.

Commissions increased $2,166,000 in the nine months ended September 30, 1997 to $14,157,000, compared to $11,991,000 in the year ago period. This increase is the direct result of the $39,582,000 increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $6,545,000 for the nine months ended September 30, 1997 to $13,241,000, compared to $6,696,000 in the year ago period. This increase is the direct result of the $31,997,000 increase in reinsurance premium ceded discussed above.

Other operating costs and expenses increased $3,519,000 in the nine months ended September 30, 1997 to $14,678,000, compared to $11,159,000 in the year ago period. The insurance companies' expenses amounted to $12,668,000 for the nine months ended September 30, 1997 compared to $8,793,000 in the year ago period, an increase of $3,875,000. Expenses incurred administrating the recently acquired business from First National amounted to $3,218,000, while new business expenses increased $254,000 and premium taxes increased $798,000. These increases totaled $4,270,000 and were offset by the decrease in the general overhead of the insurance companies of $395,000. The non-insurance companies expenses decreased $356,000 to $2,010,000 for the nine months ended September
30, 1997 as a result of the decrease in expenses incurred at WorldNet.

Results of Operations

Three Months Ended September 30, 1997

For the three months ended September 30, 1997, the Company earned net income after Federal income taxes of $817,000 ($0.07 per share) compared to $101,000 ($0.01 per share) in the year ago period. Operating income before Federal income taxes amounted to $1,238,000 for the three months ended September
30, 1997 compared to $150,000 in the year ago period. During September 1997, the Company sold AmeriFirst Insurance Company, an inactive insurance company, for $3,379,000 and realized a pretax gain of $569,000 ($376,000 after tax or $0.03 per share).

REVENUES. Total revenues decreased approximately $170,000 to approximately $14,030,000 for the three months ended September 30, 1997, compared to total revenues of approximately $14,200,000 in the year ago period, which decrease is primarily related to the Company's exit from participating in the NAIU accident pool. In the three months ended September 30, 1997, the


Company's gross premium and policyholder fees earned amounted to $24,812,000, a $13,084,000 increase over the $11,728,000 amount in 1996. This gross premium increase is significantly attributable to the premiums received on the policies assumed from First National Life Insurance Company ("First National"), which premiums amounted to $12,530,000. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:

Product                              Premium Increase    Premium Earned
---------------------------------    ----------------    --------------
Senior market accident and health    $      1,052,000    $    3,007,000
Senior market life insurance                  818,000         1,257,000
Group dental                                  140,000         1,577,000
Group life insurance                            9,000           842,000
                                     ----------------    --------------
Totals                               $      2,019,000    $    6,683,000
                                     ================    ==============

These increases totaled $14,549,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company.
Effective December 31, 1996, the Company withdrew its participation in the NAIU specialty accident and health insurance pool and also sold its New York State
DBL business in force. Premium on the New York State DBL amounted to $1,188,000 for the three months ended September 30, 1996. The premiums from the NAIU pool were included in reinsurance premiums and amounted to $3,271,000.


While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended
September 30, 1997 amounted to $14,718,000, a $10,496,000 increase from the 1996 amount of $4,222,000. Of this increase, $9,958,000 relates to the business assumed from First National, while $432,000 relates to senior market accident and health and $60,000 to senior market life insurance. In addition to these increases, the Company participates in a reinsurance treaty under which it writes international medical insurance and cedes 90% in 1997 (95% in 1996) out to an unaffiliated insurer. Gross and ceded premium amounts for the three months ended September 30, 1997 amounted to $857,000 and $767,000, respectively, compared to $623,000 and $592,000, respectively, in the year ago period. Other life insurance premiums ceded and runoff accident and health premiums ceded decreased $32,000 for total increases of $10,593,000. Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business. Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to 25% under the prior agreement. As a result, reinsurance premiums ceded on this product decreased
$447,000 in the three months ended September 30, 1997. (Gross premiums on this business continue to decline, which decrease for the three months ended
September 30, 1997 amounted to $166,000.)

In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. The Company received an initial ceding allowance of $200,000 and anticipates receiving additional allowances totaling
$525,000 over a five-year period. The Company will continue to perform the administration on the business for a fee. At September 1, 1997, the in force group dental premium amounted to $7.8 million.

Net investment income of the Company decreased $48,000 to $2,494,000 for the three months ended September 30, 1997, compared to $2,542,000 in the year ago period. Realized gains on investments amounted to $769,000 for the three months ended September 30, 1997 compared to $78,000 in the year ago period.
Included in the 1997 amount is the $569,000 gain realized on the sale of AmeriFirst Insurance Company to an unaffiliated third party.



Fee income amounted to $559,000 for the three months ended September 30, 1997, a decrease of $80,000 over the $639,000 amount for the year ago period.
The amortization of deferred revenue amounted to $23,000 for the three months ended September 30, 1997 compared to $70,000 in the year ago period.

BENEFITS, CLAIMS AND OTHER DEDUCTIONS.   Total benefits, claims and other
deductions decreased approximately $1,258,000 to $12,792,000 for the three months ended September 30, 1997, compared to $14,050,000 in the year ago period.

Claims and other benefits increased $832,000 to $6,613,000 for the three months ended September 30, 1997 compared to $5,781,000 in the year ago period.
Net claims on the business assumed from First National amounted to $2,033,000, while net claims on the senior market accident and health increased $414,000.
Claims on the group dental product decreased $243,000 to $974,000 for the three months ended September 30, 1997. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased
$246,000 to $552,000. (This increase corresponds to the $281,000 increase in retained premiums). This net increase of $2,450,000 was offset by decreases in the terminated businesses (NAIU - $1,000,000; New York State DBL - $846,000).
Mortality incurred by the Company increased $220,000.

The change in reserves for the three months ended September 30, 1997 amounted to an increase of $410,000 compared to an increase of $1,035,000 in the year ago period generating a variance of $625,000. Interest credited to policyholders decreased $439,000 to $1,472,000, resulting from the aging of the in force.

The change in deferred acquisition costs increased to $267,000 for the three months ended September 30, 1997 compared to 1996.  The amount of acquisition costs capitalized increased $513,000 from $1,090,000 in 1996 to
$1,603,000 in 1997.  This increase is the result of the increase in new premium production in the three months ended September 30, 1997 compared to the year ago period.  The amortization of deferred acquisition costs increased $246,000 from
$660,000 in 1996 to $906,000 in 1997.  This increase is the result of the
increase in the asset balance.   In the three months ended September 30, 1997,
the Company amortized $28,000 of the goodwill generated in the First National acquisition.

Commissions increased $15,000 in the three months ended September 30, 1997 to $4,799,000, compared to $4,784,000 in the year ago period. Commissions and expense allowances on reinsurance ceded increased $1,864,000 in the three months ended September 30, 1997 to $4,553,000, compared to $2,689,000 in the year ago period. This increase is the direct result of the $10,496,000 increase in reinsurance premium ceded discussed above.

Other operating costs and expenses increased $1,062,000 in the three months ended September 30, 1997 to $4,720,000, compared to $3,658,000 in the year ago period. The insurance companies' expenses amounted to $4,095,000 for the three months ended September 30, 1997 compared to $2,967,000 in the year ago period, an increase of $1,128,000. Expenses incurred administrating the recently acquired business from First National amounted to $1,163,000, while new business expenses increased $74,000 and premium taxes increased $135,000. Other operating costs of the insurance companies decreased $244,000. The non-insurance companies expenses decreased $66,000 to $625,000 for the three months ended September 30, 1997 as a result of the decrease in expenses incurred at WorldNet.



                          PART II - OTHER INFORMATION


                                     NONE




        ------------------------------------------------------------

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





Date:  November 14, 1997

                                     19


