Form 10-K
period 1997-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1998-03-30
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1997
                            Commission File #0-11321

                       Universal American Financial Corp.
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

      New York                                        11-2580136
  -------------------------                     -------------------------------
   (State of Incorporation)                     (I.R.S. Employer I.D. Number)

Six International Drive, Suite 190, Rye Brook, NY           10573
-------------------------------------------------          --------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (914) 934-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Class                               on which Registered
-----------------------------------------------       ------------------------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was approximately $10,978,212.

      The number of shares outstanding of the Registrant's Common Stock and Common Stock Warrants as of February 27, 1998 were 7,411,680 and 668,481, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

      (1)Proxy Statement for the 1998 Annual Meeting incorporated by reference into Part III.
      (2)Exhibits listed in Item 14(b), Part IV, incorporated by reference to Form S-1 filed March 30, 1990, Forms 10-K for 1996, 1994, 1993, 1991,
         1989 and 1988 and Forms 8-K for July 24, 1992, May 31, 1991 and December 9, 1987.

                                     PART I

ITEM 1 - BUSINESS

General

      Universal American Financial Corp. ("the Company" or "Universal") is a life and accident & health insurance holding company, whose principal subsidiaries are American Pioneer Life Insurance Company ("American Pioneer"), American Progressive Life and Health Insurance Company of New York ("American Progressive"), and American Exchange Life Insurance Company ("American Exchange"), (collectively the "Insurance Subsidiaries"), and WorldNet Services Corp. ("WorldNet"), a third party administrator ("TPA") that provides communication, managed care and claims adjudication services to the Insurance Subsidiaries and non-affiliated insurance companies and affinity groups. The references below to the insurance operations of the Company are to be understood as references to activities of the Insurance Subsidiaries. Financial items are reported on a Generally Accepted Accounting Principles basis ("GAAP"), except where otherwise noted.

Strategic Focus

      The Company has implemented, and will continue to pursue, the following strategies:

      Internal Growth

      The Company has focused its efforts to reach targeted segments of the insurance market as defined by product or by geography. These include:

          Senior market life insurance, annuity and accident & health insurance products designed for sale primarily in New York, Florida and Texas;

          Life insurance, annuity and accident and health insurance programs sold through large independent marketing organizations.

      External Growth

      Since 1991, the Company has successfully acquired and integrated three insurance companies and six blocks of business, most recently in the fourth quarter of 1997 with the acquisition of 100% of the outstanding stock of American Exchange and in the first quarter of 1998 with the acquisition of $12.6 million of premium from Dallas General Life Insurance Company ("Dallas General"). The Company continues to seek out further acquisitions (See Insurance Acquisitions Activity).

Insurance Marketing Activity

      The Company has placed its emphasis on the sale of a line of products that particularly appeal to the senior market, largely through marketing organizations with concentrations in this market. The Company began to sell senior market life and supplemental health insurance products in 1993 in New York and expanded its sales effort to Florida in 1996 and Texas in 1997. The momentum into Florida was accelerated by the acquisition of business from First National Life Insurance Company ("First National") and into Texas by the American Exchange and Dallas General acquisitions (See "Insurance Acquisitions Activity").

      Business In Force

      The Company's growth, in direct and assumed business, is shown in the following tables as of December 31, 1995, 1996 and 1997.

Annualized Premium In Force                       As of December 31,
                                        ----------------------------------------
                                         1995 (1)      1996 (1)      1997 (1)
                                        ------------  ------------ -------------
Senior Market Life Insurance:
Multiple Pay
-------------------------------------

             Asset Enhancer (2)          $2,200,835    $3,191,359    $6,107,739
             SL 2000                        928,995     1,130,690     1,465,727
                                        ------------  ------------ -------------

Total Senior Market Life Multiple
  Pay                                     3,129,830     4,322,049     7,573,466
                                        ------------  ------------ -------------

Special Markets: Life Insurance
-------------------------------------

             Flex-A-Vest                  1,104,544     2,594,493     2,107,169
             Group Life                   3,477,876     4,150,000     3,888,912
             Brokerage (2)                9,883,198     9,031,970     9,346,261
                                        ------------  ------------ -------------

Total Special Markets: Life
Insurance                                14,465,618    15,776,463    15,342,342
                                        ------------  ------------ -------------

Senior Market: Accident & Health
-------------------------------------

             Medicare Supplement
              and Select                  2,739,649    58,851,455    68,404,225
             Long Term Care                       -     2,277,686     4,546,346
             Hospital Indemnity           2,587,584     2,239,207     1,888,069
                                        ------------  ------------ -------------

Total Senior Market: Accident &
Health                                    5,327,233    63,368,348    74,838,640
                                        ------------  ------------ -------------

Special Markets: Accident & Health
-------------------------------------

             Individual Medical          12,607,264    10,851,433    17,681,996
             Other Accident &
             Health (3)                   2,151,332     2,144,717     3,475,324
             Single Pay Life                      -             -        87,583
                                        ------------  ------------ -------------

Total Special Markets: Accident &
  Health                                 14,758,596    12,996,150    21,244,903
                                        ------------  ------------ -------------

Grand Total                             $37,681,277   $96,463,010  $118,999,351
                                        ============  ============ =============

------------------------------
(1) Does not include lines of business the Company has exited in its restructuring activity (NYS DBL, NAIU Accident Pool and Group Dental) which amounted to $18,496,266, $19,439,760 and $7,504,420 at December 31,
      1995, 1996 and 1997, respectively (See "Restructuring Activity ", below).
(2) Included in the amounts shown are premiums for interest-sensitive products. These amounts represent the portion of premium applied to the cost of insurance (i.e. deposit premiums have been excluded).
(3) Business acquired by the Company that is not actively marketed.

      The following table shows all outstanding account values for interest-sensitive products for 1995, 1996 and 1997. For these products, the Company earns an income on the spread between investment income on the Company's invested assets and interest credited to these account balances.

Account Values                        As of December 31,
                              ----------------------------------------
                                 1995          1996          1997
                              ------------  ------------  ------------

               Annuities      $82,208,343   $88,445,217   $88,032,040

              Universal
              Life             33,123,308    34,686,676    35,640,097

              Asset
              Enhancer          3,277,185    11,407,061    21,413,550
                              ------------  ------------  ------------

              Grand Total
                              $118,608,836  $134,538,954  $145,085,687
                              ============  ============  ============

Senior Market

The following are the core products sold to the senior age market.

      Medicare Supplement

      The Company began to sell Medicare Supplement policies in January, 1994. American Progressive has entered into Managing General Agency relationships with three of the largest accident and health sales organizations in upstate New York that specialize in the Senior Market to focus its marketing effort in geographic areas in New York State where management believes competition is less formidable than elsewhere in the State.

      Recently, the Insurance Subsidiaries filed Medicare Select products with the Texas and Florida Insurance Departments, to be sold primarily by Ameri-Life and Health Services ("Ameri-Life"), a Managing General Agent of the Company. American Pioneer's new Medicare Select policies have been approved by the Florida Insurance Department and sales of this product are expected to begin in April, 1998.

      The Medicare Supplement policies offered by the Insurance Subsidiaries are primarily on plans A, B, C and F and are underwritten on a simplified issue basis, except that the policies sold in New York are on a guaranteed issue basis, subject to the community rating laws of that state (See "Regulation - Health Care Reform"). Sales amounted to $2.0 million, $3.1 million and $4.8 million in 1995, 1996 and 1997, respectively.

      Home Health Care and Nursing Home

      American Progressive introduced Home Health Care and Nursing Home products in New York in early 1996. In late 1996, American Pioneer introduced a managed care home health care product in Florida that uses preferred provider organization ("PPO") discounts and capitation with a home health care network. Issued premium for these long-term care products in 1996 (the first year of sales) and in 1997 amounted to $1.3 million and $2.4 million, respectively.

      Hospital Indemnity

      American Progressive introduced a Senior Age Hospital Indemnity product in mid-1993 and has premium in force in excess of $1.8 million as of December, 1997. Benefits under this product are fixed cash payments based upon the length of hospital stays and are designed to provide money to meet needs ancillary to hospitalization.

      One, Five, Six and Seven Pay Interest Sensitive Whole Life ("Asset Enhancer")

      This  program,   marketed   primarily  by  National   Financial  Group  of
Scottsdale, Arizona, a national marketing organization under contract with American Pioneer, and a number of other contracted large national marketing groups, began in 1994 and is now sold actively in several states. The product is a simplified issue interest-sensitive whole life product with one, five, six or seven year payment options. It is designed as an interest-sensitive whole life vehicle for seniors to facilitate estate planning and transfer assets to heirs in an income tax-advantaged manner. In many states, the product offers an optional nursing care and home care rider.

      In addition to American Pioneer's own sales of this product, in 1996, American Pioneer entered into an arrangement with West Coast Life Insurance Company ("West Coast Life"), an unaffiliated "A+" rated carrier, under which West Coast issues this product and, through an unaffiliated reinsurer, reinsures one-third of the risk to American Pioneer. Under its contract with West Coast, American Pioneer administers the product and the relationships with the producers on a fee basis.

      Statutory premium production of five, six and seven pay life insurance amounted to $1.0 million, $1.6 million and $3.8 million in 1995, 1996 and 1997, respectively. Single pay life insurance was introduced in 1995 and statutory premium production amounted to $2.1 million, $6.2 million and $17.6 million in 1995, 1996 and 1997, respectively. These figures include the entire premium generated by American Pioneer sales and the portion assumed by American Pioneer on West Coast Life's sales.

      Senior Life (SL2000)

      This series of low-face value, simplified issue whole life products, introduced in late 1995, is sold by the Insurance Subsidiaries as part of their senior market effort. The Company issued $462,000 of premium in 1996, and $652,000 in 1997.

Special Markets

      Modified Premium Term Life Insurance (Flex-A-Vest 88)

      This program, sold by American Pioneer and marketed exclusively by Interstate Specialty Marketing, Inc. of Tustin, California, began in late 1994 and is now being sold actively in several states. In states where American Pioneer is not licensed, an arrangement has been made with Pennsylvania Life Insurance Company ("Pennsylvania Life"), a subsidiary of PennCorp Financial, which issues the product and reinsures a portion of each case to the Company. American Pioneer also administers the product on a fee-basis, and maintains the relationship with the national marketing organization.

      The product is a ten-year term product with an endowment payable after the 10th year. It is designed for the middle income market as a method to provide insurance coverage and a vehicle for retirement or college tuition funding.

      Including the premium reinsured from Pennsylvania Life, American Pioneer issued $1.1 million, $2.2 million and $1.3 of premium in 1995, 1996 and 1997, respectively.

      Group Life Insurance

      Through an arrangement with Alabama Blue Cross that has persisted since 1989, an American Pioneer group life insurance information package, including a premium quotation, goes out with most Alabama Blue Cross small group major medical insurance premium quotation. This program had premium revenue of $3.2 million in both 1996 and 1997.

      Annuities

      The Company markets Single and Flexible Premium Deferred Annuities primarily through sales organizations which concentrate in the Tax-Advantaged Annuity Internal Revenue Code 403(b) market. Annuity products generally focus on the senior and retirement market. The Company's Tax Shelter Annuities, sold largely to school teachers, involve people of various ages, some of whom are senior, but most of whom are purchasing with retirement in mind. The American Progressive single premium annuity sold in New York, which represents the bulk of the Company's annuity production, has a seven-year surrender charge, a one-year rate guarantee and a maximum commission of 6%. Further penetration of the senior annuity market is also being considered.

      All of the Company's annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's annuity products currently range from 4.0% to 5.5% annually and the contracts are designed to permit the Company to change the credited rates annually subject to the minimum guaranteed rate. The Company takes into account the current interest environment, the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

      Statutory premium production of new annuities amounted to $13.7 million, $13.6 million and $12.0 million in 1995, 1996, and 1997, respectively.

      Individual Medical

      The Company has approximately $17.7 million of annual premium in force of individual medical business as of December 31, 1997. Of this amount, $6.4 million was acquired in connection with the acquisition of American Exchange, which accounts for the majority of the $6.8 million increase in this line in the prior table of annual premiums in force. The Company intends to market American

Exchange's individual medical product, which product is a limited benefit policy and is 75% reinsured to an unaffiliated reinsurer.

Recent Insurance Acquisition Activity

       First National

      In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National. American Pioneer initially contracted with First National to assume $4 million of premium on group Medicare Supplement coverage issued to the members of the Florida Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed, in addition to the FREA block, approximately $50 million of Individual Medicare Supplement premium, $1.2 million of Home Health Care premium and $0.8 million of miscellaneous life and accident and health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996.

      Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50 million individual Medicare Supplement premium in force to Transamerica under reinsurance terms believed to be favorable. American Pioneer performs all the administration on the reinsured business. In addition to the premium acquired, First National had active relationships with about 1,000 senior market producers in Florida and 2,000 agents in other states. American Pioneer recruited certain of these producers, especially in Florida, to sell senior market products for American Pioneer.

      Finally, in order to insure a smooth transition and to take advantage of the relatively low cost operating environment in Pensacola, the Company acquired or leased most of the physical operating assets used by First National, including computer hardware and software, and hired many of First National's Pensacola administrative employees.

      American Exchange Life Insurance Company

      On December 4, 1997, the Company acquired American Exchange for $6.6 million in cash, which acquisition was approved by both the Texas and Florida Insurance Departments. American Exchange, which is licensed in Texas and two other states, has premium revenues in excess of $16.5 million, primarily in Medicare Supplement and other limited benefit accident & health products and has 19,800 policies in force and 1,000 insurance agents, all based in Texas.

      Dallas General Medicare Supplement Block

      On March 19, 1998, the Company acquired a $12.6 million block of Medicare Supplement business from Dallas General, effective January 1, 1998. The business was assumed by American Pioneer, which assumption was approved by the Texas and Florida Departments of Insurance. The Dallas General block has approximately 10,000 policies in force produced by approximately 400 agents, all in Texas. In addition, the principals of Dallas General have entered into a contract to continue to produce business for American Pioneer through an agency relationship.

Previous Acquisition Activity

      In 1994, American Progressive acquired, by means of reinsurance, blocks of supplemental health insurance with annualized premiums of approximately $1,275,000. In these transactions, American Progressive assumed all liability under the reinsured policies incurred after January 1, 1994, in exchange for its receipt from the ceding company of cash equal to the unearned premium and active lives reserves on the reinsured business, net of a $60,000 ceding commission, and future premium payments from the insureds.

      In May 1993, American Progressive acquired 100% of the outstanding stock of American Pioneer, based in Orlando, Florida, which sold life and accident and health insurance in 33 states, primarily in the southeast. American Pioneer's parent, American Pioneer Savings and Loan Association, had been under the control of the Resolution Trust Company ("RTC") since May 1990. American Pioneer had an adjusted statutory book value (book value plus asset valuation reserve) of approximately $7,472,000, and a GAAP stockholder's equity of approximately $14,367,000 when it was purchased by American Progressive for $6,827,000 in cash. By December 31, 1997, American Pioneer's adjusted statutory book value had increased to approximately $10,807,000 and its GAAP stockholder's equity was $18,671,000.

      In May 1991, the Company, through John Adams Life Insurance Company ("John Adams"), then its only insurance company subsidiary, acquired 100% of the outstanding common stock of American Progressive, into which John Adams then merged on June 27, 1991, with American Progressive as the surviving company. American Progressive was acquired from Midland National Life Insurance Company ("Midland") for (a) a cash payment of $4,197,231, and (b) 510,000 shares ($10 par value) of the Company's Series A cumulative, redeemable, convertible preferred stock ("Series A Preferred Stock"), for a total purchase price of $9,297,231. (The Series A Preferred Stock was redeemed by the Company on December 30, 1994.) American Progressive's statutory book value immediately prior to acquisition was approximately $9,200,000, its adjusted statutory book value was approximately $9,290,000, and its GAAP stockholder's equity was approximately $9,700,000. As of December 31, 1997, the adjusted statutory book value was approximately $9,783,000 and the GAAP stockholder's equity was approximately $25,010,000. American Progressive, domiciled in New York and licensed in 24 other states, historically concentrated on the sale of individual accident and health insurance products primarily in New York and the northeastern United States.

Restructuring Activity

      Beginning in late 1996 and continuing throughout 1997, the Company implemented a plan to consolidate the administration of its accident and health business for all of the Insurance Subsidiaries in Pensacola. Simultaneously, the Company consolidated the administration if its life and annuity business in Orlando.

      As part of its decision to concentrate its marketing effort on the Senior Market, the Company decided to discontinue certain lines of business and reduce its emphasis on others to take advantage of the lower-cost operating environment of its new location in Pensacola.

      Consolidation of Administrative Operations

      As part of the First National transaction, the Company acquired in Pensacola a relatively low cost administrative operation with particular experience in the senior market. This has given the Company an opportunity to consolidate many of its administrative functions in Pensacola and reduce a significant amount of fixed overhead costs.

      In December, 1996, the Company formulated a plan to move most of the policy administrative functions, particularly in its senior market business, from the American Progressive office in Brewster to Pensacola. This, along with other cost saving efforts, resulted in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 25 as of December 31, 1997, with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. These plans were announced to the employees of the Company on March 14, 1997.

      Consequently, American Progressive exercised its right to cancel its lease for 15,000 square feet in Brewster as of October, 1997 and is currently leasing a smaller office. The cost of this consolidation, including severance costs, relocation costs and the cancellation penalty on the Brewster lease, was approximately $250,000 and was expensed in the fourth quarter of 1996. The Company estimates that it will save $750,000 annually as a result of this reorganization.

      Sale of DBL Block

Although American Progressive continued to achieve modest success in selling New York State Statutory Disability Insurance ("DBL"), the Company determined that the book of business was too small and growing too slowly to become a major contributor to the profits of the Company. Therefore, American Progressive sold the block, which had approximately $5 million of annual premium in force, to an unaffiliated New York domiciled carrier as of December 31, 1996. The purchase price is a minimum of $550,000 and may reach as high as $950,000 depending upon the persistency of the business over a twelve-month period. Determination of the final purchase price is expected to be made in the second quarter of 1998. American Progressive continued to maintain the risk for claims incurred prior to December 31, 1996, which claims have been fully paid. The purchaser is responsible for all risks and reserves for 1997 and beyond.

      Withdrawal from NAIU Pool

      Effective January 1, 1994, American Progressive entered into a pooling agreement through National Accident Insurance Underwriters ("NAIU"), an unaffiliated agency, and three unaffiliated insurers to underwrite travel accident and student accident insurance policies. The results of the pool were erratic, therefore, in August, 1996, the Company decided to allocate its capital and efforts in its core business segments. The Company notified the accident pool of its intention to withdraw effective December 31, 1996. As of December 31, 1996, American Progressive had approximately $8 million of annual premium in force under this arrangement, all of which had been assumed from the other pool participants. American Progressive continues to be exposed on business prior to December 31, 1996 and, as of December 31, 1997, has $250,000 in reserves remaining for this risk.

      Sale of Dental Block

      The Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. In 1997, the Company received an initial ceding allowance of $200,000 and anticipates receiving additional allowances totaling $525,000 over a five-year period. The Company will continue to perform the administration on the business for a fee. At September 1, 1997, the annual in force premium amounted to $7.8 million.

      Major Medical Reinsurance

      When American Pioneer was acquired by the Company in 1993, American Pioneer actively marketed individual major medical and major hospital policies under strict underwriting guidelines. These policies have deductibles on a per confinement basis ranging from $300 to $5,000, as to major hospital, and $150 to $10,000 as to major medical. Over the past years, the Company has reduced its marketing emphasis on this segment and has reduced its exposure through reinsurance. In 1994, the Company had $8.7 million of annual premium in force and carried 100% of the risk up to $60,000 per policy per year. By the beginning of 1997, the Company had $7.0 million of premium in force and carried 50% of the risk up to $60,000 per policy per year, or a maximum risk of $30,000 per year per insured person.

Premium Revenue

      Life Insurance and Annuities

      The following table sets forth a summary of life premium revenues and annuity considerations on first year and renewal basis for the three years ended December 31, 1997, as determined in accordance with statutory accounting principles ("SAP"). These amounts differ from the premiums reported in the accompanying consolidated statement of operations, since under GAAP, the annuity and universal life insurance policies are reported under the retrospective deposit method prescribed by the Financial Accounting Standards Board ("FASB") Statement No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sales of Investments" ("Statement No. 97"). (i.e. under GAAP amounts attributable to asset accumulation, components of interest-sensitive products are excluded from premiums. See Note 2e of Notes to Consolidated Financial Statements for further information).

                                              Year Ended December 31,
                                        ------------------------------------
                                           1995         1996     1997(1),(2)
                                        -----------  ----------- -----------
                                              (Amounts in accordance with
                                             statutory accounting principles)
       Life Insurance
       ---------------------------
       Premium received,
         policies written in
       current year                     $6,141,040  $10,437,377  $11,037,680
       Premium received,
         policies written in             9,668,592   12,206,343  14,279,692
       prior year
                                        -----------  ----------- -----------

       Total Life Premium               15,809,632   22,643,720  25,317,372
                                        -----------  ----------- -----------

       Annuities
       ---------------------------
       Consideration received,
         policies written in
       current year                     13,377,924   13,004,354  10,816,588
       Consideration received,
         policies written in               364,145      618,739     988,552
       prior years
                                        -----------  ----------- -----------

       Total Annuity                    13,742,069   13,623,093  11,805,140
       Consideration
                                        -----------  ----------- -----------

       Total Consideration and
       Premium                         $29,551,701  $36,266,813  $37,122,512
                                        ===========  =========== ===========

---------------------------------
      (1)The 1997 figures include the premium revenues of American Exchange from December 4, 1997, the date of its acquisition, which amounted to $22,559.
      (2)The life insurance amount includes premiums received on asset enhancer business assumed from West Coast Life, which mounts to $6,370,162.

      The following table presents information with respect to the Company's number of policies in force and experience in terms of numbers of policies issued, and reduced for surrenders, lapses or deaths for annuity and life insurance:

                                       1995      1996      1997
                                      --------  --------  --------
       Life Insurance Policies
       ----------------------------
       In force, beginning of year
                                       24,820    26,642    27,930
       Acquired from First
       National                             -       286         -
       Acquired from American
       Exchange                             -         -     3,993
       Issued during year
                                        4,934     4,407     5,116
       Lapsed or surrendered
       during year                     (2,874)   (3,193)   (4,216)
       Deaths during year
                                         (238)     (212)     (217)
                                      --------  --------  --------

       In force, end of year
                                       26,642    27,930    32,606
                                      ========  ========  ========

       Annuity Policies
       ----------------------------
       In force, beginning of year
                                        4,090     5,437     6,833
       Acquired from First
       National                             -        40         -
       Issued during year
                                        1,956     2,119     2,856
       Deaths and surrenders
       during year                       (609)     (763)   (2,357)
                                      --------  --------  --------

       In force, end of year
                                        5,437     6,833     7,332
                                      ========  ========  ========

      Accident & Health Insurance

      The following table sets forth a summary of accident and health premium revenues for the three years ended December 31, 1997:

                                                  Year Ended
                                                  December 31,
                                      --------------------------------------
                                         1995          1996       1997 (2)
                                      ------------  -----------  -----------
       Premium received on
       policies
         written in current year
                                       $5,982,178   $9,805,305   $12,284,517

       Premium received on
       policies
         written in prior years        22,313,927   35,047,929    62,802,770
       (1)
                                      ------------  -----------  -----------


       Total Accident & Health
       Premium                        $28,296,105   $44,853,234  $75,087,287
                                      ============  ===========  ===========

----------------------------------
      (1)The 1996 figures include the premium revenues of First National from October 1, 1996, the date of its acquisition, which amounted, to $13,498,122. The 1997 figure includes the full year of premium revenue of First National's policies which amounted to $51,187,027.
      (2)The 1997 figures include the premium revenues of American Exchange from December 4, 1997, the date of its acquisition, which amounted to $473,892 and $941,235 current year and renewal year, respectively.

Private Placement Financing

      Series C Preferred Stock

      During the second and third quarters of 1997, the Company, pursuant to a stock purchase agreement between the Company and A.A.M. Capital Partners L.P. ("AAM"), issued 43,750 shares (par value $100) of Series C Preferred Stock for $4,375,000, of which $2.4 million was purchased by UAFC L.P., an investment partnership affiliated with AAM, $600,000 by Chase Equity Partners, L.P., and $1,375,000 by Richard A. Barasch (the Chairman and Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management. This transaction received the approval of the Florida Insurance Department.

      During the third quarter of 1997, the Company issued an additional 7,930 shares of Series C Preferred Stock for $793,000, which shares were purchased by owners and employees of Ameri-Life & Health Services, an independent marketing organization that sells the Company's senior market products.

      The following summary of the terms of the Series C Preferred Stock and of a Shareholders' Agreement affecting such stock, is qualified in its entirety by reference to the Certificate of Incorporation of the Company and in the Shareholders' Agreement.

    The Series C Preferred Stock is convertible by the holders at any time at a conversion price of $2.375 per common share (subject to anti-dilution adjustment).

    The Company can require conversion if it executes a public offering of common stock at over $3.45 per common share (or equivalent equity), with gross proceeds in excess of $10 million, or if the average bid price of its common stock, for any 60 day period, exceeds $3.45, $4.25 and $5.15 per common share in 1999, 2000 and 2001, respectively.

    In the event that the Company takes certain action without the consent of the holders of a majority of the Series C Preferred Stock, those holders who voted against such action have the right to require its redemption at the Redemption Price or the Call Price, (which Prices are defined below) depending on the nature of the action taken.

    The Company has the right to call all of the Series C Preferred Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years 2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value.

    Unless converted or called earlier, the Series C Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003. The redemption accrual is not payable upon any conversion.

    No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. As of December 31, 1997, $249,790 of redemption accruals were accumulated on the Series C Preferred Stock for the period April 25, 1997 to December 31, 1997.

    The holders of the Series C Preferred Stock (excluding a portion of such series which may be issued without voting rights) will have the right to elect one director of the Company.

    $3 million of the proceeds of this sale were used to begin implementation of the conversion of American Pioneer from being a direct subsidiary of American Progressive to being a direct subsidiary of Universal. See "Unstacking," below.

    The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a stockholders' agreement at the closing of the transaction which contained the following conditions:

    The holders of the Series C Preferred Stock were given registration rights and informational rights.

    The Series C Preferred Stockholders agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series.

    BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

Unstacking

      When American Pioneer was acquired in 1993, it became a direct subsidiary of American Progressive. This ownership structure (the "stacking") significantly reduced the Risk-Based Capital ratio of American Progressive as computed by the regulators and the rating agencies and adversely affected the ratings of both companies and their ability to write new business.

      Universal and American Progressive, entered into an agreement with the consent of the New York Insurance Department on June 27, 1996 (the "Unstacking Agreement"), in which Universal is obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15,800,000. Under the terms of the Unstacking Agreement, the purchase is to be implemented in segments with the purchase price of the shares included in each segment being paid one half in cash and one half in five-year debentures, paying interest at 8.5%. The debentures are payable by Universal to American Progressive.

      The Unstacking Agreement is intended to make American Pioneer a direct subsidiary of Universal, rather than an indirect subsidiary, owned through American Progressive. This unstacking is expected to have a beneficial effect on the ratings of both insurers. In addition, the unstacking increases the surplus of American Progressive, improves its Risk Based Capital Ratio and, to the extent that American Pioneer is able to pay dividends, permits the payment of such dividends directly to Universal.

      The first segments of the unstacking were consummated in September and December of 1997. In the aggregate, Universal acquired 75% of American Pioneer from American Progressive for $11,850,000 consisting of $5,925,000 in cash and $5,925,000 in debentures payable to American Progressive. It is expected that Universal will acquire the balance of American Pioneer in 1998.

      The cash portion of the unstacking was performed by Universal from the proceeds of the Series C Preferred Stock transaction with AAM, a dividend from American Pioneer, and from the proceeds of a loan from Chase Manhattan Bank. See "Liquidity and Capital Resources - The Company".

Marketing and Distribution

      Historically, the Insurance Subsidiaries sold their products through a traditional general agency system. The Company now, however, seeks to structure arrangements with independent marketing organizations, licensed as general agents, that sell particular products and programs meeting particular market niches or needs. One such arrangement, with an organization that focuses on individual sales of deposit-term life insurance policies to moderate income buyers, produced 14% of the Company's individual life insurance sales in 1996. Another such arrangement with an organization that makes individual sales of interest sensitive whole life insurance policies through single or multi-year premium payments to middle age and senior age buyers produced 73% of the Company's individual life insurance sales in 1996. In 1996, American Pioneer entered into an agreement with West Coast Life, an A+ life insurance subsidiary of Nationwide Insurance Company, to be the lead company for the sale of the Asset Enhancer products. The agreement calls for American Pioneer, West Coast Life and Reinsurance Company of Hannover ("RCH") to each participate in one-third of the risk and for American Pioneer to be the administrator of the product on a fee basis. A similar arrangement was entered into with Pennsylvania Life with respect to the Flex-A-Vest 88 Term Life Insurance product. An arrangement with a marketing organization in one state, which primarily sells Blue Cross/Blue Shield health insurance, accounted for almost all of the Company's group life sales.

      In 1997, no general agent produced as much as 5% of the Company's accident and health insurance premiums or life insurance premiums and only one general agent produced more than 5% of the Company's annuity premiums (24%). The agents, general agents and producers are paid purely on a commission basis and are not Company employees. In this marketing area, the Company believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. In particular, the Company believes that it provides a higher level of agent support and is more responsive to its agents in the field than many larger organizations with which it competes. The various State Departments of Insurance regulate compensation that the Company pays its agents on certain products.

      The Company, through the Insurance Subsidiaries, is licensed to market its products in 45 states and in the District of Columbia. However, approximately 78% of its 1997 premium and annuity considerations came from the states of Florida (34%), New York (17%), Texas (16%), North Carolina
(5%), Alabama (3%), and Georgia (3%).

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

Ratings

      American Pioneer, American Progressive and American Exchange have been designated "B+ (Very Good)", "B (Adequate)" and "B- (Adequate)", respectively, by A.M. Best. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. According to A.M. Best's published material, a "B+", "B" or "B-" rating is assigned to companies which, in its opinion, have demonstrated very good (B+) or adequate (B), (B-) overall performance when compared to the standards it has established. Companies rated (B+) have a good ability to meet their obligations to policyholders. "B" and "B-" rated companies have an adequate ability to meet their policyholder obligations, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. Standard and Poors rates American Pioneer, American Progressive and American Exchange as "BBq", "Bq" and "BBBq", respectively, which means that, based on their publicly available information, they are currently able to meet policyholder obligations, although, as to "Bq", that ability is especially vulnerable to adverse economic and underwriting conditions. The Insurance Subsidiaries are not currently known to be rated by the Duff and Phelps or Moody's rating organizations. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on the Company's business, management believes that its marketing has enabled, and will continue to enable, the Insurance Subsidiaries to compete effectively.

Underwriting Procedures

      Premiums charged on insurance products are based, in part, on assumptions about the expected mortality and morbidity experience. In that regard, the Company has adopted and follows detailed uniform underwriting procedures designed to assess and quantify certain insurance risks before issuing individual life insurance, certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and the Company's prior underwriting experience. To implement these procedures, each Insurance Subsidiary employs an experienced professional underwriting staff.

      Applications for insurance to be underwritten are reviewed to determine if any additional information is required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for, issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions for a period of time or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits a single application for coverage typically containing only a few health-related questions instead of a complete medical history. In New York and other states, certain of the Company's products, including Medicare supplement, are subject to "Community Rating" laws which severely limit or prevent underwriting of individual applications. See "Regulation - Health Care Reform".

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

Investments

       The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, such laws generally prescribe the nature, quality of and limitations on various types of investments which may be made. The Company currently engages the services of an unrelated investment advisor, Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or better. However, the Company does own some investments that are rated "BB" or below (together 3.2% and 2.1% of total fixed maturities as of both December 31, 1996 and 1997, respectively). As of December 31, 1997 all securities were current in the payment of principal and interest.

      The following table summarizes the Company's investment portfolio as of December 31, 1996 and 1997:


                                             Investment Portfolio

                                 December 31,1996             December 31,1997
                            ----------------------------   ------------------------

                            Carrying Value   Percent of   Carrying     Percent of
                                             Total        Value        Total
                             (Fair Value)    Carrying     (Fair        Carrying
                                             Value        Value)       Value
                            --------------- ------------ -----------  -----------
Fixed Maturity
Securities:
  U.S. Government and
  government agencies          $12,177,564        8.42%   $11,026,445        6.92%


  Mortgage and asset            35,371,543       24.45%    58,725,145       36.83%
backed

  Investment grade              70,092,550       48.44%    51,217,648       32.13%
corporates

  Non-investment grade           3,850,510        2.66%     2,616,470        1.64%
corporates
                            --------------- ------------   -----------  -----------

  Total fixed maturity         121,492,167       83.97%    123,585,708      77.52%
securities

  Cash and cash                 15,403,450       10.65%    25,014,019       15.69%
equivalents

Other Investments:

  Policy loans                   6,421,251        4.44%     7,185,014        4.51%

  Mortgage loans                 1,199,110        0.83%     2,562,008        1.60%

  Real property tax liens          131,729        0.09%       136,713        0.09%

  Equity securities                 33,562        0.02%       945,116        0.59%
                            --------------- ------------   -----------  -----------

Total invested assets         $144,681,269      100.00%  $159,428,578       100.00%
                            =============== ============ ============   ===========


      The following table shows the distribution of the contractual maturities of the Company's portfolio of fixed maturity securities by carrying value as of December 31, 1997. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

              Contractual Maturities of Fixed Maturity Securities

                                                       Percent of
                                          Carrying     Total Fixed
        Available for Sale                  Value      Maturities
                                         ------------  ------------

       Due in 1 year or less
                                          $4,305,300         3.48%

       Due After 1 year through 5         21,326,267        17.26%
       years

       Due after 5 years through          19,401,221        15.70%
       10 years

       Due after 10 years                 16,604,110        13.44%

       Mortgage and asset backed          61,948,810        50.12%
       securities
                                         ------------  ------------

                                         $123,585,708      100.00%
                                         ============  ============

      The following table shows the distribution by carrying value of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, along with related estimated fair values, as of December 31 1996, and 1997:

                     Distribution of Fixed Maturity Securities by
                                     Rating

                     December 31, 1996           December 31, 1997
                   -----------------------   -----------------------

                    Carrying      % of        Carrying       % of
       Standard       Value       Total         Value       Total
           &
        Poor's     (Estimated     Fixed      (Estimated     Fixed
        Rating     Fair Value)  Investment   Fair Value)   Investment
       ----------  ------------ ----------   ------------  ---------
       AAA         $46,981,664     38.67%    $55,914,846     45.23%
       AA            7,598,298      6.25%      7,713,721      6.24%
       A            21,383,442     17.60%     31,225,481     25.27%
       BBB          41,678,253     34.31%     26,115,190     21.13%
       BB            3,519,260      2.90%      2,218,232      1.79%
       B                                         398,238      0.32%
                             -          -
       D               331,250      0.27%
                                                       -          -
                   ------------ ----------   ------------  ---------

       Total      $121,492,167    100.00%   $123,585,708    100.00%
                   ============ ==========   ============  =========

      At December 31, 1996 and 1997, 96.8% and 97.9%, respectively, of the Company's fixed maturity investments were investment grade corporate fixed maturity securities (i.e., those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service). This included approximately $39,144,400, at December 31, 1996, and $42,837,114, at December 31, 1997, of collateralized mortgage obligations secured by residential mortgages. These amounts represented approximately 32% and 35% of the Company's fixed maturity portfolio at December 31, 1996 and 1997, respectively. Certain classes of mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates then available. As a result, holders of mortgage-backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage-backed securities. At December 31, 1996 and 1997, less than investment grade fixed maturity securities had aggregate carrying values (held at fair value) of $3,850,510 and $2,616,470, respectively, amounting to 2.7% and 1.6%, respectively, of total investments and 1.6% and 1.0%, respectively, of total invested assets. The Company's holdings of less than investment grade corporate fixed maturity securities are diversified and the investment in any one such security at both December 31, 1996 and 1997 was less than $1,000,000, which was approximately 0.4% as of each date. The Company wrote down the value of certain securities, considered to have been subject to an-other-than temporary decline in value, by $195,000 in 1995, which was included in net realized gains on investments in the consolidated statements of operations. The Company did not write down the value of any securities during 1996 or 1997.

Investment Income

      Investment income is an important part of the Company's total revenues and profitability. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements. The following table shows the investment results of the Company's total invested asset portfolio, for the three years ended December 31, 1997 (excluding the realized gain on the sale of a non-operating subsidiary in 1997):

                              Investment Results

                                             Years Ended December 31,
                                 -------------------------------------------

                                     1995           1996           1997
                                 -------------- -------------- -------------

Total invested assets, end of
period                            $135,602,668   $144,681,269  $159,428,478

Net investment income               $8,945,280     $9,850,083   $10,022,658

Yield on average cash and
     investments                         6.97%          7.08%         6.81%


Net realized investment gains
     on the sale of securities        $673,868       $240,075      $563,047

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

      The reserves reflected in the Company's consolidated financial statements are calculated in accordance with GAAP. These reserves are based upon the Company's best estimates of mortality and morbidity, persistency, expenses and investment income, with appropriate provisions for adverse deviation. The Company uses the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products.
GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

Reinsurance

      Assumption of Asset Enhancer from West Coast Life

      Beginning in 1997, the Company began to assume asset enhancer business written by West Coast Life. The agreement calls for West Coast Life to retain 33.3% of the business written and cede the remaining 66.7% to Reassurance Company of Hannover ("RCH"). RCH, in turn, cedes 50% of this amount to American Pioneer, so all companies share in one-third of the risk. Under the agreement, American Pioneer performs all the underwriting and administration of the business for a fee. The underlying assets, which are maintained in a trust account, are managed by West Coast Life pursuant to the recommendation of an investment committee, which committee is comprised of a representative from each company. Total premiums issued on this business in 1997, on a statutory basis, amounted to $15.6 million for single-pay and $3.4 million for multiple-pay business.

      Assumption from First National Life

      In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National. American Pioneer initially contracted with First National to assume $4 million of premium on group Medicare Supplement coverage issued to the members of FREA. Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed approximately an additional $50 million of Individual Medicare Supplement premium, $1.2 million in Home Health Care premium and $0.8 million in miscellaneous life and accident and health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996. The Company received approval from the Florida Insurance Department to report the premiums assumed from First National as direct premium written.

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

      American Progressive participates in a modified coinsurance agreement with an unaffiliated insurer under an agreement entered into in 1986. The business assumed consists of non-participating premium-paying Whole Life and increasing premium Whole Life policies. At December 31, 1997, premiums in force ceded to American Progressive under this arrangement were approximately $350,000, the amount of insurance in force was approximately $24.2 million and the reserves assumed were approximately $4.7 million.

      In 1994, the Company assumed 100% of the risk and premium on certain accident and health insurance policies written by three insurers not affiliated with the Company: North American Company for Life and Health Insurance, North American Company for Life and Health Insurance of New York and Baptist Life Insurance Company of New York. At December 31, 1997, the premium in force on these policies was approximately $720,000 and the associated reserves were approximately $503,000.

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

      The Company has "excess of loss" reinsurance agreements with unaffiliated insurance companies on its accident and health insurance policies to reduce the liability on individual risks to $60,000 at American Pioneer, $200,000 at American Progressive and $50,000 at American Exchange. On December 31, 1996 the Company effected a "quota share" reinsurance agreement with another unaffiliated reinsurer (rated A+ by A.M. Best) to cede 50% of the remaining $60,000 of individual accident and health insurance risk at American Pioneer. The limited benefit medical risks at American Exchange are 75% reinsured to an unaffiliated reinsurer.

      The Company reinsures, on a quota share basis to unaffiliated reinsurers, certain of its senior accident and health business as follows: American Pioneer Medicare supplement - 75%; American Progressive Medicare supplement - 50%; American Progressive hospital indemnity - 25%; and American Exchange Medicare supplement - 75%. The Company's long term care products (nursing home and home health care) are 75% reinsured to an unaffiliated reinsurer with stop loss coverage after the third benefit year. The Company's managed care home health care product is 30% reinsured with an unaffiliated reinsurer. Under these various treaties, the Company performs all the underwriting and administration and receives various allowances for commission and expenses. In addition, the Company has a quota share agreement on its Accidental Death and Dismemberment policies under which the reinsurer receives 90% of all premiums and pays 90% of all losses and the Company receives allowances ranging from 20%-30% of the ceded premium. American Pioneer also reinsures all of the risk in excess of two years of benefits on certain disability income policies.

      As part of its restructuring, the Company sold all of its New York Statutory DBL insurance in force and a major part of the risk on its major medical policies to unaffiliated insurers. (See "Restructuring Activity Sale of DBL Block" and "Major Medical Reinsurance").

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

WorldNet

      Restructuring

      WorldNet was formed in 1992 when Universal acquired the assets and client base of a firm that provided claims administration, managed care and traveler's medical assistance to insurance companies (foreign and domestic) and affinity groups including credit card companies. The revenues of WorldNet grew from 1992 through 1995, in part due to acquisition, but WorldNet sustained significant operating losses. In 1996, Universal imposed a restructuring effort in WorldNet, which reduced revenues from unprofitable contracts, but also reduced its operating losses.

      As part of the First National transaction, the Company acquired a low-cost administrative facility in Pensacola, Florida. By incorporating this facility and much of its employee base into the WorldNet corporate structure, WorldNet has expanded its capacity to service the Insurance Subsidiaries as well as unaffiliated third parties. As a result of the addition of the revenues from the Insurance Subsidiaries, amounting to approximately 74% of WorldNet's revenues, WorldNet showed a profit of $911,000 in 1997 after incurring losses of $271,000 in 1996 and $665,000 in 1995.

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

      Additionally, WorldNet provides valuable support to the Company's underwriters, making telephone contact with potential insureds and verifying potential insureds' information on life and accident & health applications. Management plans to further incorporate WorldNet's telecommunications capabilities to gather and verify underwriting data and to assist with policyholder servicing of its insurance products.

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

      Operations

      WorldNet operates a 24-hour multi-lingual communications center in Miami, Florida and a third party administrative office in Pensacola, Florida. As of December 31, 1997, the Miami location had 38 full time employees and the Pensacola location had 76 full time employees. The company has developed and acquired proprietary software applications that have been customized for its market.

      Revenues

      WorldNet's revenues for years ended December 31, 1995, 1996 and 1997 were as follows:

                                             Year Ended December 31,
                                      ---------------------------------------
                                         1995          1996          1997
                                      -----------  -------------   ----------
       Pensacola administrative
       revenue (1)                    $        -     $        -   $5,318,242
       Managed care and claims
       adjudication                    2,099,438      1,513,962    1,583,933
       Travel and other
       assistance                        971,103        658,379      355,640
                                      -----------  -------------  -----------
                                      $3,070,541     $2,172,341   $7,257,815
                                      ===========  =============  ===========

----------------------------
      (1)Included in the Pensacola revenue amount is $5,230,574 of fees earned from the Insurance Subsidiaries, which fees were eliminated in the consolidated financial statements.

Regulation

      General

      The Insurance Subsidiaries, like other insurance companies, are subject to the laws, regulations and supervision of the states in which they are domiciled (New York in the case of American Progressive, Florida in the case of American Pioneer and Texas in the case of American Exchange) and in various other states in which they are authorized to transact business. The purpose of such laws and regulations is primarily to provide safeguards for policyholders rather than to protect the interest of stockholders.

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

      Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. Additional requirements are often imposed as a condition of approval of the acquisition of an insurance company, as occurred in the case of the Company's acquisition of American Pioneer, American Progressive and American Exchange. The nature and extent of the legislation and administrative regulations now in effect vary from state to state and most states require administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, and require the filing of detailed information regarding the acquiring parties and the plan of acquisition. The approval of the domiciliary insurance department is also required before a controlling interest (10% as to New York and Texas, 5% as to Florida) of an insurance company, or of a holding company which owns such an insurance company, can be acquired or transferred. Every insurance company which is authorized to do business in the state and is a member of an "insurance holding company system" is generally required to register as such with the insurance regulatory authorities and file periodic reports concerning its relationships with the insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions.

      Each Insurance Subsidiary is required to file detailed reports with the insurance department of each state in which it is licensed to conduct business, and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the National Association of Insurance Commissioners ("NAIC"), the Insurance Subsidiaries are examined periodically by examiners of New York, Florida, Texas and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. American Progressive was examined in 1995 for the three years ended December 31, 1994 by the New York State Insurance Department. American Pioneer was examined in 1997 for the year ended December 31, 1995 by the Florida Insurance Department. American Exchange was examined in 1995 for the year ended December 31, 1994 by the Texas Insurance Department. The Company has complied with all recommendations made on such reports, and no issues were raised which the Company deems to be material.

      Many states require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1996 and 1997, securities totaling $7,779,000 and $7,122,000, respectively (approximately 5.4% and 4.5%, respectively, of the carrying value of the Company's invested assets), were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards established by the particular state.

      Codification of Statutory Accounting Practices

      The NAIC is in the process of codifying statutory accounting practices ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Insurance Subsidiaries use to prepare its statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Insurance Subsidiaries, the Florida, New York and Texas Insurance Departments must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is unclear whether the Florida, New York and Texas Insurance Departments will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to the Insurance Subsidiaries' statutory-basis financial statements.

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

      The statutory filings of American Progressive, American Pioneer and American Exchange require classifications of investments, the maintenance of an asset valuation reserve ("AVR") and that investment gains and losses resulting from changes in interest rate levels be deferred and taken into income over a period of years through the interest maintenance reserve ("IMR"). Similar requirements are not required under GAAP.

      The AVR and IMR of the Insurance Subsidiaries as of December 31, 1996 and 1997 were:

                            1996       1997
                          ---------  ---------

       American
       Progressive
       AVR
                          $456,362   $438,371
       IMR
                          $547,436   $752,285

       American Pioneer
       AVR
                          $646,040   $316,674
       IMR(1)             $(94,025)   $62,361

       American Exchange
       AVR
                           $25,220    $10,877
       IMR

                          $      -   $      -

------------------------
      (1) For statutory accounting purposes, a negative IMR is treated as a non-admitted asset.

      New York State enacted legislation in 1992 that requires all health insurance sold to individuals and groups with less than 50 employees, to be offered on an open enrollment and community rated basis effective April 1, 1993. Such insurance may continue to be sold to groups with more than 50 employees on an underwriting basis, with premiums set to reflect expected or actual results. The 1992 law prohibits the use of individual underwriting techniques and health insurers must accept all who apply regardless of medical condition. The community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and requires that the same average rate be used for all persons with the same policy residing in the same location. The Medicare supplement actively marketed by American Progressive in New York State and some of its in force business is subject to the community rating rules. The extension of such legislation to Florida and Texas, where significant medically underwritten health insurance is offered, might cause a reconsideration of the Company's existing health care coverage offerings.

      Dividend and Distribution Restrictions

      Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York
Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $8,412,000 at December 31, 1997.

      Under current Florida State insurance law, a life insurer may pay a dividend or make a distribution without the prior written approval of the department when:

            a) the  dividend is paid from that  portion of the  accumulated  and available surplus of the Company as is derived from the net operating profits of its business and its net realized capital gains;

            b) the  dividend  is no  more  than  the  greater  of (i) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains; or (ii) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year;

            c) the insurer  will have  surplus as to  policyholders  equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and

            d) the insurer  has filed  notice  with the  department  at least 10 business days prior to the dividend payment or distribution.

      American  Pioneer  has the  capacity  to pay  dividends  of  approximately
$430,000 during the year ending December 31, 1998. Dividends of $500,000, $500,000 and $185,455 were paid by American Pioneer to American Progressive in 1995, 1996 and 1997, respectively and a dividend of $425,000 was paid to Universal in 1997.

Under current Texas insurance law, a life insurer may pay dividends or make distributions without the prior approval of the Insurance Department as long as the dividend distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year.

      Risk-Based Capital Requirements

      Effective December 31, 1993, the NAIC adopted new risk-based capital ("RBC") requirements, which have also been adopted in New York, Florida and Texas. These are intended to provide for a measurement of statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. As of December 31, 1996 and 1997, American Progressive's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 261% and 484% of the Authorized Control Level, respectively. As of December 31, 1996 and 1997, American Pioneer's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 795% and 495% of the Authorized Control Level, respectively. As of December 31, 1996 and 1997, American Exchange's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 226% and 227% of the Authorized Control Level, respectively

      Guaranty Association Assessments

      All states require insurance companies to participate in guaranty associations designed to cover certain claims against insolvent insurers. The incurrence and amount of such assessments have increased in recent years and are generally expected to increase further in future years. American Progressive and American Pioneer were assessed and paid approximately $9,000 and $77,000, respectively, in 1996 and $(1,000) (refund) and $31,000, respectively, in 1997. The likelihood and amount of any other future assessments are now unknown and are beyond the control of the Company.

      Health Care Reform

      From time to time, numerous proposals have been introduced in Congress and the state legislatures to reform the current health care system. Proposals have included, among other things, employer-based insurance systems, subsidized premiums for lower income people, "managed competition" among health plans, programs to regulate policy availability, affordability of public and private programs and expansion of Medicare to persons under-age 65. Changes in health care policy could significantly affect the Company's health insurance business.

      In 1996, Congress enacted the Kennedy-Kassenbaum Act, which, among other changes, restricts the ability of insurers to utilize medical underwriting and pre-existing condition provisions in certain health insurance policies issued to persons who were previously insured under qualifying policies. These changes, which will become effective in stages, may have an effect on some of the Company's policies.

      Whether or not Congress passes any further health reform measures in the foreseeable future, it is likely that health reform will continue to reappear on the legislative agenda in the future. Such additional healthcare reform proposals also could require standardization of major medical or long-term care coverages, impose mandated or target loss ratios or rate regulation, require the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase or decrease the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in the Company's Medicare Supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have effects on the Company's business, some of them adverse. The Company is unable to predict what changes to the country's health care system will be enacted, if any, or their effects on the Company's business. See "Regulation".

      Other Possible Changes in Legislation

      Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company's business.

      An important portion of the Company's insurance business is the sale of deferred annuities and certain life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to federal income tax on increases in the value of an annuity or life insurance contract until some form of distribution is made from the contract. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance which, if enacted, might have an adverse effect on the ability of the Company to sell the affected products in the future. The Company is not aware that Congress is actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life insurance; however, it is possible that the tax treatment of annuities or life insurance could change by legislation or other means (for example, by Internal Revenue Service regulations or judicial decisions).

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

Federal Income Taxation of the Company

      The Company files a consolidated return for federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. At December 31, 1997 the Company (exclusive of American Pioneer and American Exchange) had a net operating tax loss carry forwards of approximately $11,300,000 which expire in the years 1999 to 2011.

      American Pioneer and American Exchange file a separate consolidated federal income tax return. At December 31, 1997 these companies had net operating tax loss carry forwards, most of them incurred prior to its acquisition by the Company, of approximately $1,100,000 which expire in the years 2000 to 2011. As a result of changes in ownership of American Pioneer in May 1993, use of most of the loss carry forwards of American Pioneer are subject to annual limitations.

      The Insurance Subsidiaries are taxed as life insurance companies as provided in the Tax Code. The Omnibus Budget Reconciliation Act of 1990 amended the Tax Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in the Company's financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of the Insurance Subsidiaries' net operating loss carry forwards, there was no increase in the Company's current income tax provision for the three years ended December 31, 1997 due to this change.

Employees

      At December 31, 1997, the Company employed approximately 231 employees, none of whom are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

                                  MANAGEMENT

Directors  and  Executive   Officers  of  the  Company  and  Officers  of  the
Subsidiaries

      The  following  table  sets  forth  certain  information   concerning  the
Directors and Officers of the Company and the Officers of the subsidiaries:

                                    Position with the Company, Present
                                    Principal Occupation   or Employment
  Name                  Age         and  Past   Five-Year   Employment History

-----------              ---      --------------------------------------------
Richard A. Barasch         44     Director,   Chairman  of  the  Board  (since
                                  December,   1997),   President   and   Chief
                                  Executive  Officer of the Company;  Director
                                  and President of American  Progressive;  and
                                  Chairman  of the Board of  American  Pioneer
                                  and  WorldNet.   Mr.   Barasch  has  been  a
                                  director  and   executive   officer  of  the
                                  Company since July,  1988,  President  since
                                  April,  1991  and  Chief  Executive  Officer
                                  since  June  15,  1995.   He  has  held  his
                                  positions with the Company's subsidiaries since their acquisition or organization by the Company. Term as a Director expires in 2000.

Robert A. Waegelein, C.P.A.37     Senior Vice President and Chief  Financial
                                  Officer  of  the  Company  (since   October,
                                  1990)  and  of  the  Company's  subsidiaries
                                  since  they  were   acquired  or  organized.
                                  Prior to that,  Mr.  Waegelein,  a certified
                                  public  accountant,  was  employed  by  KPMG
                                  Peat  Marwick  LLP,   the   Company's   then
                                  independent    public    accountants,     in
                                  positions  of   increasing   responsibility,
                                  finally serving as Senior Manager.

Gary W. Bryant, C.P.A.     48     President,  CEO  and  Director  of  American
                                  Pioneer  since  April,  1983 and Senior Vice
                                  President  of the  Company  since  June  15,
                                  1995.

William E. Wehner, C.L.U.  54     Executive    Vice    President   and   Chief
                                  Operating  Officer of  American  Progressive
                                  since May,  1991.  Mr.  Wehner was  employed
                                  for  over   twenty   years  by  Mutual  Life
                                  Insurance   Company  of  New  York  and  its
                                  affiliates   in  positions   of   increasing
                                  responsibility,   finally  serving  as  Vice
                                  President for Group Insurance.

Jerald R. Hoeft, C.P.A., C.L.U.55 Senior   Vice   President   for   American
                                  Pioneer since October, 1997. Between 1987 and 1997, Mr. Hoeft served as Senior Vice President and Chief Financial Officer for Financial Benefit Group, Inc.

Guy H. Hartman, FALU, C.L.U.   62  Vice   President  and  Chief   Underwriter
                                  (since January,  1986) and Secretary  (since
                                  January, 1994) of American Pioneer.

Brad D. Leonard, F.S.A., M.A.A.A. 53Vice  President  of the Company and Senior
                                  Vice   President   and  Chief   Actuary   of
                                  American  Progressive  and American  Pioneer
                                  since January,  1997.  From  December,  1992
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

Sam Walden                 58     Vice  President  -  Information  Systems  of
                                  American Pioneer since November, 1986.

Joan M. Ferrarone          58     Secretary   of  the  Company  and   American
                                  Progressive    since   June,    1995.   Mrs.
                                  Ferrarone  has been  employed by the Company
                                  since  1991  and  by  American   Progressive
                                  since  1984  in  positions   of   increasing
                                 responsibility.

Marvin Barasch             75     Chairman  Emeritus  of  the  Company  (since
                                  December,   1997)   and   Vice-Chairman   of
                                  American   Progressive  (John  Adams)  since
                                  July,    1988,    Chairman    of    American
                                  Progressive since June, 1996 and a director of American Pioneer since May, 1993. Mr.
                                  Barasch was Chief  Executive  Officer of the
                                  Company  from  July  1988 to June 15,  1995.
                                  He has been in the insurance business as an agent and broker for over 40 years. Term as a Director expires in 1998.

Michael A. Barasch         42     Director  of the Company  since  July,  1988
                                  and    American    Progressive    (and   its
                                  predecessor,  John Adams) from July, 1988 to
                                  June,   1995.   Since   February  1995,  Mr.
                                  Barasch has been a member of the law firm of Barasch and McGarry. He was a member of the law firm of Altier and Barasch from February, 1989 to February, 1995. Term as a Director expires in 1999.

Stuart Becker, C.P.A.      54     Director  of the Company  since July,  1990.
                                  A partner in the  accounting  firm of Becker
                                  &  Company,  LLC  and  predecessors,   since
                                  1990.  Mr.  Becker  has  more  than 30 years
                                  experience    as    a    certified    public
                                  accountant. Term as a Director expires in 2000.

David F. Bolger            65     Director  of  the  Company  since  December,
                                  1992.  Since 1966, Mr. Bolger has been Chief
                                  Executive Officer of Bolger & Co., Inc., an investment banking firm. Term as a Director expires in 1999.

Mark M. Harmeling          45     Director  of the Company  since  July,  1990
                                  and Director of American  Progressive  since
                                  December,   1992.  Mr.  Harmeling  has  been
                                  President  of  Bay  State  Realty   Advisors
                                  since    January,    1994   and   previously
                                  President  of  Intercontinental  Real Estate
                                  Corporation,  a real estate  management  and
                                  development  company  for more than the past
                                  five  years.   Mr.   Harmeling   is  also  a

                                  Director   of   the   following   companies:
                                  Rochester Shoetree Corporation (since 1988) and Applied Extrusion Technologies (since
                                  1987).  Term as a Director expires in 1998.

Bertram Harnett            74     Elected   director   of  the   Company   and
                                  American Pioneer in June 1996 and had been a director of the Company previously (July
                                  29, 1988 to February 9, 1989). Mr. Harnett is President of the law firm of Harnett
                                  Lesnick & Ripps P.A., Boca Raton, Florida, and its predecessors since 1988, and a practicing lawyer since 1948. He is the author of treatises on insurance law and is a former Justice of New York State Supreme
                                  Court.  Term as a director expires in 1998.

Walter L. Harris           46     Director  of the Company  since  July,  1993
                                  and  of   American   Progressive   (and  its
                                  predecessor,  John Adams) since July,  1988.
                                  Since 1979,  Mr.  Harris has been  President
                                  of   Tanenbaum-Harber   Company,   Inc.,   a
                                  general insurance brokerage firm. Term as a Director expires in 1999.

Harry B. Henshel           77     Director  of the Company  since June,  1992.
                                  Mr.  Henshel has been  Chairman of the Board
                                  of the Bulova  Corporation,  a  manufacturer
                                  of timepieces  located in New York City, for
                                  more than the past five years.  Mr.  Henshel
                                  is   also  a   Director   of   Ponce   Hotel
                                  Corporation    (since    1973)   and   Ampal
                                  Industries,  Inc.  (since  1983).  Term as a
                                  Director expires in 2000.

Patrick J. McLaughlin      39     Director  of  the  Company  since   January,
                                  1995.  Mr.   McLaughlin  has  been  Managing
                                  Director of Emerald Capital Group,  Ltd., an
                                  asset   management   and   consulting   firm
                                  specializing  in  the  insurance   industry,
                                  since  April  1993.  Prior to that he was an
                                  Executive    Vice    President   and   Chief
                                  Investment  Officer of Life Partners  Group,
                                  Inc. (April, 1990 to April, 1993),  Managing
                                  Director of Conning & Company (August,  1989
                                  to April  1990) and  Senior  Vice  President
                                  and   Chief   Investment   Officer   of  ICH
                                  Corporation (March,  1987 to August,  1989).
                                  Term as a Director expires in 2000.

Richard Veed               46     Director  of the  Company  since  April  25,
                                  1997.  Mr. Veed has been a Managing  Partner
                                  of AAM Investment  Banking Group, Ltd. Since
                                  October,   1993.   Prior  to  that,  he  was
                                  President  of  Guaranty   Reassurance  Corp.
                                  from  September,  1992  to May,  1993  and a
                                  Partner at Arthur  Anderson & Co.  from 1987
                                  to August,  1992.  He is also a Director  of
                                  HomeVest   Financial  Group,  Inc.  Term  as
                                  Director expires in 1999.

      Michael Barasch is Marvin Barasch's son. Richard Barasch is Marvin Barasch's nephew.

      All of the executive officers listed above devote their full business time to the Company.

            All of the Company's and its subsidiaries' officers are elected annually. The Company's directors are elected for three-year terms, classified into three classes with the Directors in each class serving for three years, with the terms staggered by class so that one class is elected at each annual meeting of shareholders for a full three-year term. All officers and directors hold office until their successors are duly elected and qualified, subject to early removal by the Board.

      The By-laws of the Company provide that the Board of Directors shall set the number of directors and that the number of directors in each class shall be equal, or as nearly as practical. The Company's Board of Directors consists of eleven directors.

      The Board of Directors has an Audit Committee, which also acts as a Transactions Committee, consisting of Messrs. Becker, Bolger, Henshel, and McLaughlin, a Compensation Committee consisting of Messrs. Becker, Harmeling and Harris and an Executive Committee consisting of Messrs. Marvin, Richard and Michael Barasch, Mr. Bolger and Mr. Harnett. The Audit Committee is empowered to consult with the Company's independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters and, as the Transactions Committee, reviews and makes recommendations to the Board on certain capital transactions entertained by the Company. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of officers of the Company. The Executive Committee has the authority to act between Board meetings on behalf of the Board, on all matters allowed by law.

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

      Bertram Harnett, a director of the Company, is a shareholder in Harnett, Lesnick & Ripps P.A. of Boca Raton, Florida, which was paid $269,870 in 1997 on account of its legal services to, as well as reimbursement for disbursements made on behalf of the Company.

ITEM 2 - PROPERTIES

      The Company currently leases from unaffiliated parties: (i) approximately 9,000 square feet of office space in Rye Brook, New York, under a lease expiring in October, 2004, (ii) 18,000 square feet in Orlando, Florida, under a lease expiring in January, 2002; (iii) 32,000 square feet in Pensacola, Florida, under a lease expiring in November, 2002, with two renewals at the Company's option for a period of five years each; (iv) 3,000 square feet in Dallas, Texas, under a lease expiring in March, 2002 and (v) 4,000 square feet in Miami, Florida, under a lease expiring in August, 1999. These leases represent the operating offices of American Progressive, American Pioneer, American Exchange and WorldNet, respectively, and carry an aggregate annual rental of approximately $700,000. The Company also leases a smaller office in Andalusia, Alabama, for an aggregate annual rental of approximately $17,000.

ITEM 3 - LEGAL PROCEEDINGS

      No reportable litigation was pending at December 31, 1997. The Company is party to various lawsuits arising out of the ordinary conduct of its business, none of which, the Company believes, would have a material adverse effect upon the business of the Company if it were to be adversely determined.

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

                                   Common Stock         1999 Warrants
                                 ------------------    -----------------
                                  High       Low         High     Low
                                 --------  --------    -----------------
1995
----------------------------
First Quarter                      3 3/8     2 1/8        1 3/4   1 3/4
Second Quarter                     3 3/4     2 5/8        1 3/4   1 3/4
Third Quarter                      3 5/8     2 5/8        1 3/4   1 1/4
Fourth Quarter                     3 1/8     2 1/8        1 1/4   1 1/4


1996
----------------------------
First Quarter                      3 1/8     2 1/4        1 1/2   1 1/2
Second Quarter                     3 1/8         2        1 1/4   1 1/4
Third Quarter                      3 1/8   2 31/32        1 3/4   1 1/4
Fourth Quarter                   2 11/16     1 1/2        1 3/8   1 1/4

1997
----------------------------
First Quarter                    2 31/64     1 3/4       1 9/32   1 1/8
Second Quarter                     2 5/8     1 3/4        1 1/8   1 1/8
Third Quarter                      2 5/8     1 7/8        1 3/8   1 1/8
Fourth Quarter                     3 1/4         2        1 3/8   1 3/8

1998
----------------------------
First Quarter (through February        3     2 3/8        1 3/8   1 3/8
28)

      As of February 28, 1998, there were approximately 1,700 holders of the Common Stock and 100 holders of the 1999 Warrants. On February 28, 1998, the bid and ask sales prices for the Common Stock were $1-7/8 and $2-1/4. On October 10, 1997, the last date on which the 1999 Warrants were traded, the sales price was $1-3/8.

Dividends

      The Company has neither declared nor paid dividends on its Common Stock and no such dividends are likely in the foreseeable future. Any future decision to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, the ability of the Company to pay cash dividends, if and when it should wish to do so, may depend on the ability of its subsidiaries to pay dividends to the Company. See "Regulation Dividend and Distribution Restrictions"

      ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, the related notes thereto and the auditors' report thereon and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below as of, and for each of the years ended December 31, 1993 through 1995 are derived from the consolidated financial statements of the Company, which have been audited and reported upon by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data presented below as of and for each of the years ended December 31, 1996 and 1997, have been audited and reported upon by Ernst & Young LLP, independent certified public accountants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations".



                                          Year ended December 31,
                             ---------------------------------------------------

                                1993      1994       1995      1996       1997
                             --------- ---------  --------- ---------  ---------
                                    (In thousands, except for per share data)

Income Statement Data:

Direct premium and
policyholder fees             $24,885   $40,652    $46,145   $55,287    $99,339
Reinsurance premium assumed       616    13,564      8,866    10,522        998
Reinsurance premium ceded      (3,975)  (13,892)   (18,200)  (25,664)   (62,623)
                             --------- ---------  --------- ---------  ---------
Net premium and other
 policyholderfees              21,526    40,324     36,811    40,145     37,714

Net Investment income           7,974     9,239      8,945     9,850     10,023
Realized gains                    676        42        674       240      1,133
Fee income                      2,466     4,126      3,137     2,872      2,368
Other income                      801       219        244       280         93
Total revenues                 33,443    53,950     49,811    53,387     51,331
Total benefits, claims and
 other deductions              31,818    51,712     47,161    53,014     48,119
Net income after taxes          1,553     2,228      2,642       104      2,119
Net income applicable to
 common shareholders            1,024     3,173      2,642       104      1,870
(1)
Diluted income per share         0.14      0.37       0.25      0.01       0.18




                                                  December 31,
                         -------------------------------------------------------
Balance Sheet Data:         1993       1994      1995(2)      1996       1997
                         ---------  ---------   ---------  ---------  ----------
                                   (In thousands, except for per share data)

Total investments
                         $123,038   $125,487    $135,603   $144,681    $159,429
Total assets              153,687    164,862     182,994    242,237     272,575
Policyholder account      105,091    108,777     118,609    134,539     145,085
balances
Series C Preferred Stock        -          -           -          -       5,168
Series A Preferred Stock    6,564          -           -          -           -

Series B Preferred Stock        -      4,000       4,000      4,000       4,000
Stockholders' equity       16,377     15,321      24,114     22,079      25,706
Stockholders' equity per
share of Common Stock (3)    1.87       1.83        2.89       2.53        2.96

-------------------------
(1)After provision for Series A Preferred Stock dividends of $529,000 and $576,000 for the years ended December 31, 1993 and 1994, respectively, and Series C Preferred Stock dividends of $250,000 for the year ended December 31, 1997.
(2)See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Effects of Accounting Pronouncements" for a discussion of the impact of changes in accounting principles.
(3)Stockholders' equity per share of common stock represents stockholders' equity less the statement value of Series A and Series B Preferred Stock divided by outstanding shares of common stock.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is an insurance holding company representing the strategic combination of three life insurance companies, American Progressive, American Pioneer and American Exchange and WorldNet. Management is focused on growth, both internal, through aggressive marketing and product development programs directed at specialty life and accident and health insurance products, and by seeking further acquisitions of insurance companies or blocks of business. It also has embarked on a program to streamline operations through consolidation of administrative and processing facilities.

      The Insurance Subsidiaries had consolidated revenues of approximately $46.6 million, $51.1 million and $49.3 million for the years ended December 31, 1995, 1996, and 1997, respectively, representing 93%, 95% and 96%, of the Company's total revenues for each period, respectively. Although American Progressive, domiciled in New York, primarily sells its products in New York and the northeastern United States, American Pioneer, domiciled in Florida, primarily sells its products in Florida and the southeastern United States and American Exchange, domiciled in Texas, exclusively sells its products in Texas, one or more of the Insurance Subsidiaries is licensed in 45 states and in the District of Columbia.

      The Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other oral or written statements, either made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission
("SEC"). Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include statements that represent the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

      Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to Universal specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Universal disclaims any obligation to update forward-looking information.

Results of Operations

      Years Ended December 31, 1996 and 1997

      The results of operations for the years ended December 31, 1996 and 1997 include the operations of American Progressive, American Pioneer and WorldNet for the year ended December 31, 1997 and the operations of American Exchange for the period December 4, 1997, the date of its acquisition, to December 31, 1997. All references to per share amounts are on a diluted basis.

      For the year ended December 31, 1997, the Company earned net income after Federal income taxes of $2,119,000 ($0.18 per share) compared to $104,000 ($0.01 per share) in the prior year. Operating income before Federal income taxes amounted to $3,211,000 for the year ended December 31, 1997 compared to $373,000 in the year ago period. In September, 1997, the Company sold AmeriFirst

Insurance Company, an inactive insurance company, to an unaffiliated third party, for $3,379,000 and realized a pretax gain of $569,000 ($376,000 after tax or $0.03 per share).

      Revenues. Total revenues decreased approximately $2,057,000 to approximately $51,330,000 for the year ended December 31, 1997, compared to total revenues of approximately $53,387,000 in the year ago period, which decrease is primarily attributable to the Company's decision to restructure its operations and exit certain product lines (See "Business - Restructuring Activity").

      Gross premium and policyholder fees earned and reinsurance assumed

      In the year ended December 31, 1997, the Company's gross premium and policyholder fees earned (including reinsurance assumed) amounted to
$100,337,000,  a $34,528,000  increase over the $65,809,000 amount in 1996. This gross premium increase is significantly attributable to the increase of $37,084,000 of premiums received on the policies assumed in the fourth quarter of 1996 from First National Life Insurance Company ("First National"), which premiums amounted to $51,266,000 in 1997 compared to $14,182,000 in 1996. In addition, the gross premiums on the Company's currently marketed programs increased as follows:

       Product                         Premium             Premium
                                       Increase            Earned
       ----------------------------    ---------------     -------------
       Senior market supplemental
        health                             $4,391,000       $11,366,000
       Senior market life
        insurance                             773,000         2,380,000
       Group life insurance
                                              116,000         3,407,000
                                       ---------------     -------------
       Totals                              $5,280,000       $17,153,000
                                       ===============     =============

      In  addition,   other  life  insurance  premium  increased  $2,134,000  to
$8,352,000 in 1997.

      These increases totaled $44,498,000 and were offset by the net decrease in premiums on the products terminated and not currently marketed by the Company. Effective December 31, 1996, the Company withdrew its participation in the NAIU specialty accident and health insurance pool and also sold its New York State DBL business in force. The decrease in premium from the exit from these lines amounted to $11,239,000 for the year ended December 31, 1997. Effective September 1, 1997, the Company decided to exit the group dental business and executed an agreement with an unaffiliated reinsurer to cede 100% of all business earned after September 1, 1997. The premium will continue to be received by American Pioneer and will be ceded to the reinsurer on a 100% quota share basis. Gross premiums for the group dental business increased $1,145,000 in 1997.

      Other accident and health insurance premiums increased $124,000 for the year ended December 31, 1997. Premiums on the international medical insurance product (which was 90% and 95% reinsured to unaffiliated reinsurers in 1997 and 1996, respectively) increased $1,264,000 in 1997, while the premiums on the non-marketed accident and health products decreased $1,140,000 in 1997.

      Reinsurance premiums ceded

      While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1997 amounted to $62,623,000, a $36,960,000 increase from the 1996 amount of $25,663,000. Of this increase, $30,991,000 relates to the business acquired from First National, while $1,912,000 relates to senior market accident and health and $174,000 relates to senior market life insurance. In addition to these increases, the reinsurance on the international medical insurance discussed above increased $1,058,000 in 1997, while premiums ceded on life insurance increased $2,231,000.

      Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business. Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to 25% under the prior agreement. As a result, premiums ceded on this product decreased $1,719,000 in 1997. Accident and health premiums ceded on the policies not currently marketed also decreased $1,004,000.

      In connection with the restructuring activity previously discussed, reinsurance on the NAIU pool business amounted to $1,119,000 and reinsurance on the group dental business amounted to $2,198,000.

      Net investment income of the Company increased $173,000 to $10,023,000 for the year ended December 31, 1997, compared to $9,850,000 in the year ago period. Realized gains on investments amounted to $1,133,000 for the year ended December 31, 1997 compared to $240,000 in the year ago period. Included in the 1997 amount is the $569,000 gain realized on the sale of AmeriFirst Insurance Company to an unaffiliated third party.

      Other revenue

      Fee income amounted to $2,368,000 for the year ended December 31, 1997, a decrease of $503,000 from the $2,871,000 amount for the year ago period. This decrease is the result of the cancellation of WorldNet's Ontario Blue Cross contract in 1996. The amortization of deferred revenue amounted to $93,000 for the year ended December 31, 1997, compared to $280,000 in the year ago period. This $187,000 decrease is the result of the full amortization of the deferred revenue generated by the reinsurance of the major medical business on June 30, 1995, which agreement was terminated by the reinsurer on December 31, 1996 (See "Business - Reinsurance Ceded").

      Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $4,895,000 to $48,119,000 for the year ended December 31, 1997, compared to $53,014,000 in the year ago period.

      Claims and other benefits decreased $324,000 to $23,719,000 for the year ended December 31, 1997 compared to $24,043,000 in the year ago period. The increase in net claims on the business assumed from First National amounted to $6,454,000, while net claims on the senior market accident and health increased $775,000. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $1,067,000 to $2,169,000. (This increase corresponds to the $1,137,000 increase in retained premiums.) In addition, claims on the non-marketed accident and health products increased $367,000 in 1997.

      These increases of $8,663,000 were offset by decreases in the claims incurred on the terminated businesses (NAIU - $4,219,000; New York State DBL - $3,712,000; group dental - $903,000). The remaining decrease of $154,000 represents a decrease in life insurance claims.

      The change in reserves for the year ended December 31, 1997 amounted to an increase of $441,000 compared to an increase of $1,855,000 in the year ago period generating a decrease of $1,414,000. Included in the 1996 change in reserves is $256,000 generated by the NAIU accident pool business that the Company has exited. Interest credited to policyholders increased $32,000 to $6,646,000.

      The change in deferred acquisition costs increased $688,000 for the year ended December 31, 1997 compared to 1996. The amount of acquisition costs capitalized increased $1,670,000 from $5,042,000 in 1996 to $6,712,000 in 1997.
This increase is the result of the increase in new premium production in the year ended December 31, 1997 compared to the year ago period. The amortization of deferred acquisition costs increased $982,000 from $2,784,000 in 1996 to $3,766,000 in 1997. This increase is the result of the increase in the asset balance. In the year ended December 31, 1997, the Company amortized $112,000 of the goodwill generated in the First National acquisition.

      Commissions increased $5,009,000 in the year ended December 31, 1997 to $21,089,000, compared to $16,080,000 in the year ago period. This increase is the direct result of the $34,528,000 increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $9,296,000 for the year ended December 31, 1997 to $20,300,000, compared to $11,004,000 in the year ago period. This increase is the direct result of the $36,960,000 increase in reinsurance premium ceded discussed above and reduces the amounts of commissions and expenses capitalized for deferred acquisition costs.
      Other operating costs and expenses increased $1,674,000 in the year ended December 31, 1997 to $19,358,000, compared to $17,684,000 in the year ago period. The non-insurance companies expenses decreased $280,000 to $2,594,000 for the year ended December 31, 1997 as a result of the decrease in expenses incurred at WorldNet - Miami.

      The insurance companies' expenses amounted to $16,764,000 for the year ended December 31, 1997 compared to $14,810,000 in the year ago period, an increase of $1,954,000. Expenses incurred administrating the recently acquired business from First National amounted to $4,258,000, while premium taxes increased $768,000. These increases totaled $5,026,000 and were offset by the decrease in new business expenses of $318,000, general overhead of the insurance companies of $1,145,000 and expenses incurred by the NAIU pool of $1,609,000.

      Years Ended December 31, 1995 and 1996

      The results of operations for the year ended December 31, 1995 and 1996 include the operations of American Progressive, American Pioneer and WorldNet. All references to per share amounts are on a diluted basis.

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

      Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $5,754,000 to $53,014,000 for the year ended December 31, 1996. The change in future policy benefits amounted to an increase of approximately $3,192,000. The increase in reserves for the year ended December 31, 1996 was $1,855,000 and primarily relates to the increase in life reserves at American Pioneer of $971,000, the increase in the unearned premium reserve at NAIU of $256,000 and the increase in the senior market supplemental health insurance unearned premium reserves of $628,000. This increase compares to a decrease in 1995 of approximately $1,337,000, which decrease in 1995 primarily relates to the reduction in the 1995 NAIU premium ($491,000), the not actively marketed accident and health business of American Progressive ($827,000) and the major hospital and major medical of American Pioneer ($430,000) offset by an increase in the senior market supplemental health insurance reserves ($559,000). Claims and other benefits increased approximately $1,676,000. This increase is a result of increased mortality of approximately $516,000, increased American Progressive's senior market supplemental health benefits of approximately $1,062,000, the claims incurred on the First National business acquired of $1,077,000 and increased morbidity of $388,000 on the group dental business. The runoff health business at both insurance companies had a reduction in benefits totaling $3,145,000 due to the decision to reinsure 75% of the major hospital and major medical benefits at American Pioneer. The benefits incurred on the NAIU business increased $1,083,000 and NYS DBL benefits increased $695,000. The increase in deferred acquisition costs decreased approximately $1,106,000 and was due to the decrease in capitalized expenses of $228,000 and the increase in amortization of $878,000.

      Commissions decreased $265,000 to $5,076,000 for the year ended December 31, 1996. The increase in gross commissions of $4,967,000 was due to the increase in gross premiums noted above, offset by a corresponding increase in reinsurance allowances of $5,231,000. Other operating costs and expenses decreased approximately $175,000. Expenses incurred by the insurance subsidiaries during 1996 exceeded the 1995 amount by approximately $1,405,000. New business expenses and premium taxes increased approximately $166,000, the expenses incurred on the administration of the acquired First National business amounted to $550,000, while the expense incurred by the NAIU accident pool decreased $397,000. The general overhead expenses of the insurance companies increased approximately $1,086,000, which increase directly relates to the increase in business being administered by the Company. These administrative general expense increases are partially recovered from the increase in these reinsurance allowances noted above. The remaining decrease of $1,580,000 results from a decrease of continuing operation expenses incurred by WorldNet
(approximately  $1,292,000)  and a  decrease  in  the  Parent  Company  expenses
($288,000). Amortization of the present value of future profits was approximately $205,000 for 1995, which amount fully amortized the asset.

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

      The Company

      The Company requires cash to pay the operating expenses necessary to support its status as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses), and to meet the cost involved in being a publicly-owned company. In addition, it will require cash to meet Universal's obligations under the Unstacking Agreement and the debentures outstanding thereunder and to meet the quarterly amortization of the bank loan entered into on December 10, 1997.

      On December 10, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3,500,000 five-year, secured term loan. The loan proceeds were used to finance a segment of the intercompany sale of American Pioneer from American Progressive to Universal and to retire the $800,000 amount outstanding on the term loan agreement with a commercial bank. The loan agreement calls for interest at the London Interbank Offered Rate ("LIBOR") plus 200 basis points. In connection with this loan agreement, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for the three year period. Upon expiration of the Swap Agreement, the Company's interest rate reverts to the LIBOR plus 200 basis points. The loan will be secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.

      In connection with the Unstacking Agreement (see "Business - Unstacking"), the Company has $5,925,000 in debentures outstanding to its American Progressive subsidiary. The debentures pay interest quarterly at the prime rate and are payable on September 30, 2002. Management believes that the current cash position and expected cash flows of the non-insurance companies and the availability of dividends from American Pioneer can support the obligations of Universal noted above for the foreseeable future. Although, there can be no assurance as to the expected future cash flows or to the availability of dividends from American Pioneer.

            Insurance Subsidiaries

      American Progressive, American Pioneer and American Exchange are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of December 31, 1997 for the maintenance of authority to do business were $2,500,000, $2,424,000 and $770,000 respectively, but substantially more than such minimum amounts are needed to support the current level of the Company's operations. At December 31, 1997 the adjusted statutory capital and surplus, including asset valuation reserve, of American, American Pioneer and American Exchange was $9,783,000, $10,807,000 and $4,230,000 respectively.

      The NAIC has adopted risk based capital ("RBC") rules, which became effective December 31, 1993 and have been adopted by New York, Florida and Texas. See "Regulation Risk-Based Capital Requirements." The RBC rules provide for various actions when the ratio of a company's total adjusted surplus to its RBC falls below 200%. At December 31, 1997, American Progressive, American Pioneer and American Exchange had RBC ratios of approximately 484%, 495% and 227% of the Authorized Control Level, respectively.

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

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At December 31, 1997 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $12.9 million. The insurance companies have not experienced any material changes in surrender and withdrawal activity in recent years.

      Changes in interest rates may affect the incidence of policy surrenders and withdrawals. In addition to the potential impact on liquidity, unanticipated surrenders and withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market rates. The Company seeks to invest in assets which have duration and interest spread characteristics similar to the liabilities that they support.

      As a result of the decrease in economic interest rates, the net yield on the Company's cash and invested assets decreased from 7.08% in 1996 to 6.81% in 1997. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      At December 31, 1997, the investment portfolios of the life insurance subsidiaries included cash and cash equivalents totaling $22,411,000, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $124,531,000. The fair values of these liquid investments totaled more than $146,942,000 and constituted approximately 92% of the Company's investments at December 31, 1997. At December 31, 1997, all of the Company investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk or investments in other securities whose fair values and principal repayments would be highly volatile to changes in interest rates, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

Impact of Year 2000

      The Company's main operating system utilizes programs that were written using four digit codes to define the applicable year. Some of the Company's older sytem's computer programs were written using two digits rather than
four to define  the  applicable  year.  As  a  result,   those  computer
programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has completed an initial assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the Company expects the Year 2000 project costs to be limited to the allocation of its data processing department resources and significant external expenses are not expected. Accordingly, no specific budget for such costs has been allocated.

      The project is estimated to be completed not later than December 31, 1999 which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and/or conversions of data to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Effects of Accounting Pronouncements

      In May 1993, the FASB issued Statement No. 115, "Accounting for Certain Debt and Equity Securities" ("Statement No. 115"), which is effective for fiscal years beginning after December 15, 1993, with earlier adoption permitted. Statement No. 115 requires that debt and equity securities be classified into three categories and accounted for as follows:

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

      The Company adopted Statement No. 115 on January 1, 1994, the effect of which increased its unrealized gains by $494,541. In November, 1995, the FASB issued a Special Report titled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allows enterprises to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications between the investment accounts. This one-time reassessment had to be made prior to December 31, 1996 and be appropriately disclosed in the financial statements. In December, 1995, the Company did reassess the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723. As changes in interest rates occur, the carrying value of the securities classified as available for sale, as well as any securities which may in the future be classified as held for maturity, will be impacted. Typically, as interest rates rise, the carrying value of these securities may decline. Conversely, if interest rates decline, the carrying value of these securities may increase. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements.

      In October, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") which requires companies to recognize compensation expense for stock options based on their fair value on the date of grant and is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier adoption permitted. Statement No. 123 allows companies to remain under the existing method of accounting for stock options, Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). If companies elect to remain under APB No. 25 then the companies are required to disclose the pro forma effects of Statement No.123 on their net income and earnings per share resulting from the grant of these options and other stock awards. Under APB No. 25, to the extent the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock options and will disclose the pro forma effects of Statement No.123 on the Company's net income and earnings per share in the footnotes to the financial statements. Pro forma effects of Statement No.123 result in additional compensation expense for December 31, 1995, 1996 and 1997 of $11,000, $133,000 and $183,000 respectively. The results of which reduce earnings per share for December 31, 1995, 1996 and 1997 on a pro forma basis, $0.00, $0.01 and $0.02, respectively.

      The Company adopted FASB Statement No. 128, "Earnings per Share", ("Statement No. 128") as of December 31, 1997 and restated prior year earnings per share ("EPS") amounts. Statement No. 128 replaces primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B and C preferred stock outstanding during the year. See Note 2j in the accompanying financial statements for the computation of basic and diluted EPS and the impact on the reported results.

      In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of Statement No. 130 will only affect the presentation of the statement of income and the balance sheet and will not affect results of operations or financial position.

      Also in June, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), effective for years beginning after December 15, 1997. Statement No. 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement No. 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The adoption of Statement No. 131 will not affect results of operations or financial position. The Company is still evaluating its options as to segment disclosures under Statement No. 131.

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

ITEM 11 - EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding beneficial ownership of Universal American Financial Corp.'s voting securities by directors, officers and persons who, to the best knowledge of the Company, are known to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1997, is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1997.

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

                  (iv)  Certificate   of  Correction  of  the   Certificate   of
                        Amendment of the Certificate of Incorporation relating to Series C-1 and C-2 Preferred Stock, filed
                        April 23, 1997

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

            Incorporated by reference to Exhibit 10(g) to Form 10K for 1996.

      11 Computation of basic and diluted earnings per share, incorporated by reference to Note 2k of Notes to Consolidated Financial Statements for 1997, included in this Form 10K.

      22    List of Subsidiaries:

                                Name
Place of Incorporation
            American Progressive Life & Health
                  Insurance Company of New York          New York
            American Pioneer Life Insurance Company      Florida
            American Exchange Life Insurance Company     Texas
            Quincy Coverage Corporation                  New York
            WorldNet Services Corp.                      Florida
            WorldNet Services Corp.                      Ontario, Canada

      23(a) Consent of Ernst & Young LLP

      23(b) Consent of KPMG Peat Marwick LLP

(b)   Reports on Form 8-K

      None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                                 (Registrant)
                         By:  /s/ Richard A. Barasch
                              -----------------------
                              Richard A. Barasch
                Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons in the capacities indicated:

                               Signatures Title

/s/ Richard A. Barasch                          Chairman    of   the    Board,
-----------------------------                   Chief  Executive  Officer  and
President, Richard A. Barasch                   (Principal Executive Officer)
Director


/s/ Robert A. Waegelein                         Senior  Vice   President   and
----------------------------                    Chief Financial Officer
Robert A. Waegelein                             (Principal Accounting Officer)



/s/ Marvin Barasch                              Chairman Emeritus and Director
---------------------------
Marvin Barasch

/s/ Michael A. Barasch                          Director
--------------------------
Michael A. Barasch

/s/ Stuart Becker                               Director
--------------------------
Stuart Becker

/s/ David F. Bolger                             Director
--------------------------
David F. Bolger

/s/ Mark M. Harmeling                           Director
--------------------------
Mark M. Harmeling

/s/ Bertram Harnett                             Director
--------------------------
Bertram Harnett

/s/ Walter L. Harris                            Director
--------------------------
Walter L. Harris

/s/ Harry B. Henshel                            Director
--------------------------
Harry B. Henshel

/s/ Patrick J. McLaughlin                       Director
--------------------------
Patrick J. McLaughlin

/s/ Richard Veed                                Director
--------------------------
Richard Veed

                     UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                         F-2 & F-3

Consolidated Balance Sheets as of December 31, 1996 and 1997                F-4

Consolidated Statements of Operations
 for the Three Years Ended December 31, 1997                                F-5

Consolidated Statements of Stockholders' Equity
 for the Three Years Ended December 31, 1997                                F-6

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 1997                                F-7

Notes to Consolidated Financial Statements                                  F-9

Schedule I -- Summary of Investments - other than investments in related parties (incorporated in Note 4 to Consolidated Financial Statements)

Schedule II -- Condensed Financial Information of Registrant               F-36

Schedule III -- Supplementary Insurance Information                        F-39

Schedule IV -- Reinsurance (incorporated in Note 8 of Notes to
 Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

Exhibit 23 -- Consent of Independent Auditors                       F-40 & F-41

                              Independent Auditors' Report
                              ----------------------------



The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedules as listed in the Index at
Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
                                                             Ernst & Young LLP
New York, New York
March 25, 1998

                              Independent Auditors' Report
                              ----------------------------



The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 of Universal American Financial Corp. (formerly Universal Holding Corp.) and subsidiaries. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedules for the period indicated above as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements of Universal American Financial Corp. referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP
New York, New York
March 26, 1996

                      UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                   December 31, 1996 and 1997

                                                                                      1996                  1997
                                                                               -------------------   -------------------
ASSETS

Investments (Notes 2c and 4)
Cash and cash equivalents                                                        $     15,403,450         $  25,014,019
Fixed maturities available for sale, at fair value
  (amortized cost $122,511,012 and $121,119,346, respectively)                        121,492,167           123,585,708
Equity securities, at fair value (cost $46,133 and $987,081, respectively)                 33,562               945,116
Policy loans                                                                            6,421,251             7,185,014
Property tax liens                                                                        131,729               136,713
Mortgage loans                                                                          1,199,110             2,562,008
                                                                               -------------------   -------------------
    Total investments                                                                 144,681,269           159,428,578

Accrued investment income                                                               2,875,497             3,357,624
Deferred policy acquisition costs (Note 2d)                                            19,091,514            20,832,060
Amounts due from reinsurers                                                            60,838,289            76,576,040
Due and unpaid premiums                                                                 2,712,021               548,271
Deferred income tax asset (Note 5)                                                      2,069,876               105,413
Goodwill                                                                                3,529,529             4,508,596
Present value of future profits                                                                               1,281,807
                                                                                                -
Other assets                                                                            6,438,743             5,936,947
                                                                               -------------------   -------------------
    Total assets                                                                      242,236,738           272,575,336
                                                                               ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances (Note 2e)                                               134,538,954           145,085,687
Reserves for future policy benefits                                                    40,156,185            38,327,612
Policy and contract claims - life                                                                             1,167,213
                                                                                        1,186,702
Policy and contract claims - health                                                    24,628,019            22,592,441
Short-term debt (Note 10)
                                                                                          800,000                     -
Loan payable (Note 10)                                                                                        3,500,000
                                                                                                -
Amounts due to reinsurers                                                              11,129,232            17,769,695
Deferred revenues                                                                                               264,745
                                                                                          357,957
Other liabilities                                                                                            12,743,775
                                                                                        7,361,163
                                                                               -------------------   -------------------
                                                                               -------------------   -------------------
    Totals liabilities                                                                220,158,212           241,451,168
                                                                               -------------------   -------------------

Series C Preferred Stock (Issued and outstanding 51,680) (Note 6)                               -             5,168,000

                                                                               -------------------   -------------------
Redemption accrual on Series C Preferred Stock                                                  -               249,790
                                                                               -------------------   -------------------

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY (Note 7)
Series B Preferred Stock (Issued and outstanding 400 and 400, respectively)
                                                                                        4,000,000             4,000,000
Common stock (Authorized, 20,000,000 issued
  and outstanding 7,149,221 and 7,325,860, respectively)                                   71,492                73,259
Common stock warrants (Authorized, issued and outstanding 668,481)                              -                     -
Additional paid-in capital                                                             16,049,888            15,992,497
Net unrealized investment gains (losses) (Note 4)                                        (972,237)              841,620
Retained earnings                                                                       2,929,383             4,799,002
                                                                               -------------------   -------------------
    Total stockholders' equity                                                         22,078,526            25,706,378
                                                                               -------------------   -------------------
    Total liabilities and stockholders' equity                                    $   242,236,738          $272,575,336
                                                                               ===================   ===================

            See    notes   to    consolidated    financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1997


                                                                          1995                1996              1997
                                                                       -----------------    ---------------   ----------------
    REVENUE: (Notes 2e and f)
    Gross premiums and policyholder fees earned                           $46,145,360          $55,286,610       $99,339,251
    Reinsurance premiums assumed                                            8,866,010           10,521,987           997,836
    Reinsurance premiums ceded                                            (18,200,433)         (25,663,224)      (62,622,721)
                                                                       -----------------    ---------------   ----------------
    Net premiums and policyholder fees earned (Note 9)                     36,810,937           40,145,373        37,714,366
    Net investment income (Note 4)                                          8,945,280            9,850,083        10,022,658
    Realized gains on investments (Note 4)                                    673,868              240,075         1,132,521
    Fee income                                                              3,137,294            2,871,319         2,367,763
    Amortization of deferred revenue (Note 2g)                                244,202              280,335            93,212
                                                                       -----------------    ---------------   ----------------
                  Total revenues                                           49,811,581           53,387,185        51,330,520
                                                                       =================    ===============   ================

    BENEFITS, CLAIMS AND OTHER DEDUCTIONS:
    Increase (decrease) in future policy benefits                          (1,337,161)           1,854,539           440,936
    Claims and other benefits                                              22,367,066           24,042,876        23,719,208
    Interest credited to policyholders                                      6,089,860            6,614,176         6,645,716
    Increase in deferred acquisition costs                                 (3,317,523)          (2,257,617)       (2,945,672)
    Amortization of present value of future profits                           204,564
                                                                                                         -                 -
    Amortization of goodwill                                                                                         111,819
                                                                                    -                    -
    Commissions                                                            11,113,566           16,080,245        21,089,466
    Commission and expense allowances
      on reinsurance ceded                                                 (5,773,288)         (11,004,623)      (20,300,483)
    Other operating costs and expenses                                     17,813,643           17,684,697        19,358,303
                                                                       -----------------    ---------------   ----------------
                   Total benefits, claims and other deductions             47,160,727           53,014,293        48,119,293
                                                                       -----------------    ---------------   ----------------

    Operating income before taxes                                           2,650,854              372,892         3,211,227
    Federal income tax expense (Note 5)                                         9,032              269,017         1,091,818
                                                                       -----------------    ---------------   ----------------

    Net income                                                              2,641,822              103,875         2,119,409


    Redemption accrual on Series C Preferred Stock (Note 6)                                                          249,790
                                                                                    -                    -
                                                                       -----------------    ---------------   ----------------
    Net Income applicable to common shareholders                         $  2,641,822        $    103,875       $  1,869,619

                                                                       =================    ===============   ================

    Earnings per common share (Note 2 j):
    Basic                                                                      $0.42                $0.01             $0.26
                                                                       =================    ===============   ================

    Diluted                                                                    $0.25                $0.01             $0.18
                                                                       =================    ===============   ================


                  See  notes to  consolidated  financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1997

                                                                                      Net
                                     Series B                    Additional       Unrealized        Retained
                                     Preferred      Common         Paid-In        Investment        Earnings
                                       Stock         Stock         Capital        Gain (Loss)       (Deficit)        Total
                                   -------------- ------------ ---------------- ----------------  -------------- ---------------
    Balance, January 1, 1995         $4,000,000        $61,763    $14,501,889      $(3,426,746)    $   183,686    $15,320,592


    Issuance of common stock                  -          7,812      1,347,653                -                -     1,355,465

    Transfer of investments from
      held to maturity to
      available
      for sale                                -             -              -           155,723                -       155,723

    Change in net unrealized
      investment gain (loss)                                                         4,640,674
                                              -              -              -                                 -     4,640,674

    Net income
                                              -              -              -                -        2,641,822     2,641,822
                                   -------------- ------------ ----------------  ---------------- -------------- ---------------

    Balance, December 31, 1995        4,000,000         69,575     15,849,542        1,369,651        2,825,508    24,114,276


    Issuance of common stock
                                              -          1,917        200,346                -                -       202,263

    Change in net unrealized
      investment gain (loss)
                                              -              -              -       (2,341,888)               -    (2,341,888)

    Net income
                                              -              -              -                -          103,875       103,875
                                   -------------- ------------ ----------------  ---------------- -------------- ---------------

    Balance, December 31,1996         4,000,000         71,492     16,049,888          (972,237)      2,929,383    22,078,526


    Issuance of common stock                  -          1,767         272,253               -                -        274,020


    Issuance of Series C
      Preferred Stock
                                              -              -       (329,644)               -                -      (329,644)

    Change in net unrealized
      investment gain (loss)
                                              -              -              -        1,813,857                -     1,813,857

    Redemption accrual on
      Series C Preferred Stock
                                              -              -              -                -         (249,790)     (249,790)

    Net income
                                              -              -              -                -        2,119,409     2,119,409
                                   -------------- ------------ ----------------  ---------------- -------------- ---------------

    Balance, December 31,1997        $4,000,000        $73,259    $15,992,497     $    841,620      $ 4,799,002   $25,706,378
                                   ============== ============ ================  ================ ============== ===============



                       See   notes   to   consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1997

                                                                      1995                1996               1997
                                                                -----------------   -----------------  -----------------

Cash flows from operating activities:
Net income                                                        $   2,641,822       $     103,875      $   2,119,408
Adjustments to reconcile net income to net cash
used by operating activities:
Deferred income taxes                                                                       269,017          1,091,818
                                                                              -
Change in reserves for future policy benefits                          (575,449)          3,526,269         (3,997,414)
Change in policy and contract claims                                   (158,474)                            (2,713,062)
                                                                                            677,167
Change in deferred policy acquisition costs                          (3,317,523)         (2,257,617)        (2,945,673)
Change in deferred revenue                                             (244,202)           (280,336)
                                                                                                               (93,212)
Amortization of present value of future profits
                                                                        204,564                   -                  -
Amortization of goodwill
                                                                              -                   -            111,819
Change in policy loans                                                 (111,995)           (746,103)          (589,250)
Change in accrued investment income                                    (260,817)           (427,870)          (368,951)
Change in reinsurance balances                                       (4,596,165)        (11,773,467)        (4,963,108)
Change in due and unpaid premium                                     (1,194,152)            114,812          2,269,874
Realized gains on investments                                          (673,868)           (240,075)        (1,132,520)
Other, net                                                            1,010,861           1,509,292          8,817,664
                                                                -----------------   -----------------  -----------------
Net cash used by operating activities                                (6,081,246)         (9,908,865)       (12,028,101)
                                                                -----------------   -----------------  -----------------

Cash flows from investing activities:
Proceeds from sale of fixed maturities available for sale            50,442,336          18,329,599         35,962,815
Proceeds from redemption of fixed maturities held to maturity           928,180
                                                                                                  -                  -
Proceeds from redemption of fixed maturities available for            8,049,240          25,436,976          9,029,804
sale
Proceeds from redemption of fixed maturities held to maturity         2,210,089
                                                                                                  -                  -
Cost of fixed maturities purchased available for sale               (68,529,621)        (48,466,456)       (37,932,859)
Cost of fixed maturities purchased held to maturity                    (795,741)
                                                                                                  -                  -
Change in amounts held in trust for reinsurer                                                               (5,154,802)
                                                                              -                   -
Proceeds from sale of equity securities                                                     506,250            337,022
                                                                              -
Cost of equity securities purchased                                                        (501,250)          (689,802)
                                                                              -
Change in other invested assets                                                                             (1,367,882)
                                                                         76,571             269,702
Proceeds from sale of subsidiary, net of cash held                                                           2,020,496
                                                                              -                   -
Purchase of business, net of cash acquired                                                1,685,010         (4,080,033)
                                                                              -

                                                                -----------------   -----------------  -----------------
Net cash used by investing activities                                (7,618,946)         (2,740,169)        (1,875,241)
                                                                -----------------   -----------------  -----------------


Cash flows from financing activities:
Net proceeds from issuance of common stock                            1,355,465             202,263            274,020
Proceeds from the issuance of Series C Preferred Stock                                                       4,838,356
                                                                              -                   -
Increase in policyholder account balances                             9,831,827          15,930,118         10,546,733
Change in short-term debt                                                                                     (800,000)
                                                                              -                   -
Increase in loan payable                                                                                     3,500,000
                                                                              -                   -
Change in notes payable                                              (1,618,062)           (369,698)
                                                                                                                     -
                                                                -----------------   -----------------  -----------------
Net cash provided from financing activities                           9,569,230          15,762,683         18,359,109
                                                                -----------------   -----------------  -----------------

Net (decrease) increase in cash and cash equivalents                 (4,130,962)          3,113,649          9,610,569
                                                                -----------------   -----------------  -----------------

Cash and cash equivalent at beginning of year                        16,420,763          12,289,801         15,403,450
                                                                -----------------   -----------------  -----------------
Cash and cash equivalent at end of year                            $ 12,289,801        $ 15,403,450       $ 25,014,019
                                                                =================   =================  =================

                      See   notes   to   consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                   For the Three Years Ended December 31, 1997



                                                                        1995              1996            1997
                                                                  -----------------   --------------  -------------

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                            $    96,289       $   83,852     $    77,389
                                                                  =================   ==============  =============
  Income taxes                                                        $         -       $        -     $        -
                                                                  =================   ==============  =============

Supplemental schedule of non-cash investing and financing activities:
Implementation of Statement 115 (Note 2c):
Transfer of securities held to maturity

 to available for sale                                                $ 36,098,026      $        -     $         -
                                                                  =================   ==============  =============



               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND COMPANY BACKGROUND:

         Universal American Financial Corp. (the "Company" or "Universal" formerly, Universal Holding Corp.) was incorporated under the laws of the State of New York in August 1981, for the purpose of conducting insurance and related business primarily through its then wholly-owned subsidiary, John Adams Life Insurance Company of New York ("John Adams"). On May 17, 1991, the Company acquired 100% of the outstanding common stock of American Progressive Life & Health Insurance Company of New York ("American Progressive") and on June 27, 1991 merged John Adams into American Progressive. In 1988, the Company organized Quincy Coverage Corp. ("Quincy") an insurance agent and broker. In January, 1992, the Company began operations in WorldNet Services Corp. ("WorldNet"), a provider of managed care and assistance to travelers. On May 26, 1993, the Company acquired 100% of the outstanding common stock of American Pioneer Life Insurance Company ("American Pioneer"). On December 4, 1997, the Company acquired 100% of the outstanding common stock of American Exchange Life Insurance Company ("American Exchange") (See Note 3).

         The Company's marketing emphasis is to sell products particularly appealing to the senior market place, and largely through marketing organizations with concentrations in this market. The Company began to sell senior market life and accident and health insurance products in 1993 in New York and expanded its sales effort to Florida in 1996 and to Texas in 1997. The momentum into Florida was accelerated by the acquisition of business from First National Life Insurance Company, while the expansion into Texas was accelerated by the acquisition of American Exchange (See Note 3). The core products sold to the senior age market include Medicare supplement, home health care, nursing home, hospital indemnity and senior life insurance. In addition, the Company sells certain program life insurance and annuity products through independent marketing organizations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. Basis of Presentation: The significant accounting policies followed by Universal American Financial Corp. and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidatedfinancial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which,as to American Progressive, American Pioneer and American Exchange, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Universal American Financial Corp. and its wholly-owned subsidiaries, including the operations of American Exchange since December 4, 1997, the date of its acquisition. All material intercompany transactions and balances have been eliminated.

         c.       Investments:  Investments are shown on the following bases:
                  The Company follows Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that debt and equity securities be classified into three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of tax and deferred policy acquisition cost adjustment.

                  In November, 1995, the FASB issued a Special Report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", which report allowed enterprises to reassess the appropriateness of the classifications of all securities held at the time of the Special Report issuance. In December, 1995, the Company reassessed the appropriateness of the classifications of its securities and reclassified all of the securities contained in the held to maturity account to the available for sale account as they may be considered for sale prior to maturity as part of the asset/liability management strategy. The carrying value of the securities reclassed to available for sale amounted to $35,942,303 and the fair value amounted to $36,098,026. This transfer resulted in the Company increasing its unrealized gains by $155,723, net of tax and deferred policy acquisition cost adjustment.

                  As  of  December  31,  1996  and  1997,   all  fixed  maturity
                  securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity. Equity securities are carried at current fair value. Policy loans and mortgage loans are stated at the unpaid principal balance. Short-term investments are carried at cost which approximates fair value. Property tax liens are carried at cost. Investment income is recorded when earned. Realized investment gains and losses on the sale of securities are based on the specific identification method. Unrealized gains and losses from revaluation of equity investments and fixed maturity securities to current market value are reflected in stockholders' equity.

         d. Deferred Policy Acquisition Costs: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins for FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", ("Statement No.
                  97") products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", ("Statement No. 60") products. Deferred policy acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

                  There were no write-offs for the years ended December 31, 1995, 1996 and 1997. Details with respect to deferred policy acquisition costs for the three years ended December 31, 1997 are as follows:


                   Balance at January 1, 1995                      $14,485,850

                       Capitalized costs                             5,270,498

                       Adjustment relating to unrealized
                           gain on available for sale securities      (613,715)

                       Amortization
                                                                   (2,578,183)
                                                           --------------------
                   Balance at December 31, 1995                    16,564,450

                       Capitalized costs
                                                                    5,042,137
                       Adjustment relating to unrealized
                           loss on available for sale securities
                                                                     269,447
                       Amortization
                                                                  (2,784,520)
                                                           --------------------
                   Balance at December 31, 1996
                                                                  19,091,514
                       Capitalized costs
                                                                   6,712,207
                       Adjustment relating to unrealized
                           gain on available for sale securities
                                                                  (1,205,127)
                       Amortization
                                                                  (3,766,534)
                                                           --------------------
                   Balance at December 31, 1997
                                                                 $20,832,060
                                                           ====================



         e. Recognition of Revenues, Contract Benefits and Expenses for Investment and Universal Life Type Policies: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Benefit claims incurred in excess of policyholder account balances are expensed.
                  The liability for policyholder account balances for universal life-type policies and investment products under Statement No. 97 are determined following a "retrospective deposit" method and consist principally of policy account values before any applicable surrender charges. Credited interest rates for these products range from 4.50% to 7.25%. For the three years ended
                  December 31, 1995, 1996 and 1997, one general agency of American Progressive produced $4,477,034, $5,813,765 and $2,884,720 of annuity receipts, respectively, which represented approximately 41%, 43% and 24% respectively, of total annuity receipts of American Progressive.

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


                                                                 1995                 1996               1997
                                                           ------------------   -----------------  -----------------
         Balance at beginning of year                       $    8,698,434       $    8,681,136     $24,628,019
            Less reinsurance recoverables                        (1,947,218)         (2,650,646)    (15,269,309)
                                                           ------------------   -----------------  -----------------

         Net balance at beginning of year                         6,751,216           6,030,490        9,358,710
                                                           ------------------   -----------------  -----------------

         Balance acquired with First National                            -            3,374,535               -
         Balance acquired with American Exchange                         -                    -         551,126


         Incurred related to:
            Current year                                        20,368,320           23,029,175       19,363,347
            Prior years                                          (1,578,948)         (2,511,056)      (2,424,332)

                                                           ------------------   -----------------  -----------------
         Total incurred                                         18,789,372           20,518,119       16,939,015
                                                           ------------------   -----------------  -----------------

         Paid related to:
            Current year                                        14,830,355           15,671,699       14,405,575
            Prior years                                           4,679,743           4,892,735        6,884,639
                                                           ------------------   -----------------  -----------------
         Total paid                                             19,510,098           20,564,434       21,290,214
                                                           ------------------   -----------------  -----------------

         Net balance at end of year                               6,030,490           9,358,710        5,558,637

         Plus reinsurance recoverables                            2,650,646          15,269,309       17,033,804
                                                           ------------------   -----------------  -----------------

         Balance at end of year                              $    8,681,136       $  24,628,019      $22,592,441
                                                           ==================   =================  =================

         g. Deferred Revenue: The Company entered into a 90% quota share reinsurance agreement with an unaffiliated reinsurer on certain life insurance policies in force as of June 30, 1993. The Company ceded $3,696,101 of life insurance reserves and received $1,665,000 as a ceding commission, which was recorded as deferred revenue. The Company amortized $165,104, $122,433 and $93,212 of deferred revenue during 1995, 1996 and 1997, respectively.

                  The Company entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer on the $60,000 retention of certain individual accident & health insurance policies in force as of June 30, 1995. The Company received $862,000 as a ceding commission, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue and $79,098 and $157,902 was recognized as income during 1995 and 1996, respectively, since the agreement was canceled effective December 31, 1996.

         h. Income Taxes: The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         i. Reinsurance Accounting: Amounts paid for recoverables under reinsurance contracts are included in total assets as reinsurance recoverable amounts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

         j. Earnings Per Common Share: The Company adopted FASB Statement No. 128, "Earnings per Share", ("Statement No. 128") as of December 31, 1997 and restated prior year earnings per share ("EPS") amounts. Statement No. 128 replaces primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B and C preferred stock outstanding during the year. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the years ended December 31, 1995, 1996 and 1997 is as follows:


                                                                      For the Year Ended December 31, 1995
                                                              ------------------------------------------------------
                                                                  Income              Shares            Per Share
                                                               (Numerator)         (Denominator)          Amount
                                                              ---------------     ----------------     -------------
         Net income                                               $2,641,822


         Basic EPS
         Net income applicable to common shareholders              2,641,822            6,219,579        $     0.42
                                                                                                       =============

         Effect of Dilutive Securities
         Series B preferred stock                                                       1,777,777
         Convertible debenture
                                                                                          671,807
         Non-registered warrants                                                        2,015,760
         Registered warrants
                                                                                          689,871
         Incentive stock options
                                                                                          401,000
         Director stock option
                                                                                            9,000

         Treasury stock purchased from proceeds of                                     (1,118,755)
         exercise
                                                              ---------------     ----------------
           of options and warrants

         Diluted EPS
         Net income applicable to common
           shareholders plus assumed conversions                   2,641,822           10,666,039        $     0.25
                                                              ===============     ================     =============



                                                                      For the Year Ended December 31, 1996
                                                              ------------------------------------------------------
                                                                  Income              Shares            Per Share
                                                               (Numerator)         (Denominator)          Amount
                                                              ---------------     ----------------     -------------
         Net income                                              $   103,875


         Basic EPS
         Net income applicable to common shareholders                103,875            6,999,293        $     0.01
                                                                                                       =============

         Effect of Dilutive Securities
         Series B preferred stock                                                       1,777,777
         Non-registered warrants                                                        2,015,760
         Registered warrants
                                                                                          668,481
         Incentive stock options
                                                                                          266,000
         Director stock option
                                                                                            9,000
         Treasury stock purchased from proceeds of
         exercise
           of options and warrants                                                     (1,198,376)
                                                              ---------------     ----------------


         Diluted EPS
         Net income applicable to common
           shareholders plus assumed conversions                 $   103,875           10,537,935        $     0.01
                                                              ===============     ================     =============


                                                                      For the Year Ended December 31, 1997
                                                              ------------------------------------------------------
                                                                  Income              Shares            Per Share
                                                               (Numerator)         (Denominator)          Amount
                                                              ---------------     ----------------     -------------
         Net income                                              $2,119,409

         Less: Redemption accrual on Series C preferred            (249,790)
         stock
                                                              ---------------

         Basic EPS
         Net income applicable to common shareholders             1,869,619             7,241,931        $     0.26
                                                                                                       =============

         Effect of Dilutive Securities
         Series B preferred stock                                                       1,777,777
         Series C preferred stock                                   249,790             1,356,421
         Non-registered warrants                                                        2,015,760
         Registered warrants
                                                                                          668,481
         Incentive stock options
                                                                                          296,000
         Director stock option
                                                                                           16,000

         Treasury stock purchased from proceeds of                                     (1,331,515)
         exercise
                                                              ---------------     ----------------
           of options and warrants

         Diluted EPS
         Net income applicable to common
           Shareholders plus assumed conversions                 $2,119,409            12,040,855        $     0.18
                                                              ===============     ================     =============


         k. Cash Flow Information: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

         l. Reclassifications: Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

3.       RECENT ACQUISITIONS:

         American Exchange Life Insurance Company

         On December 4, 1997, the Company, through its wholly-owned subsidiary, American Pioneer, acquired 100% of the outstanding common stock of American
Exchange for $6.6 million in cash, which acquisition was approved by both the Texas and Florida Departments of Insurance. This acquisition was accounted for using the purchase method. American Exchange, which is licensed in Texas and two other states, has annual premium in force in excess of $16.6 million, primarily in Medicare Supplement and other limited benefit accident and health products and has 19,000 policies in force and 1,000 insurance agents, all based in Texas. The following schedule summarizes the assets acquired and liabilities assumed, at fair value, on the date of acquisition:

           Assets acquired:

           Fixed maturities                                   $6,826,474
           Equity securities                                     317,413
           Cash and cash equivalents                           2,679,665
           Policy loans                                          174,513
           Accrued investment income                             159,528
           Other assets                                          298,397
                                                         ----------------

           Total assets acquired                              10,455,990
                                                         ================

           Liabilities assumed

           Reserves for future policy benefits                   737,290
           Policy and contract claims                            266,048
           Amounts due to reinsurers                           4,036,450
           Deferred Federal income taxes                         435,814
           Other liabilities                                     768,367
                                                         ----------------

           Total liabilities assumed                           6,243,969
                                                         ================

           Net assets acquired                                 4,212,021

           Present value of future profits                     1,281,807
           Goodwill                                            1,265,868
                                                         ----------------

           Total purchase price                              $ 6,759,696
                                                         ================

         The present value of future profits is being amortized based upon the expected lives of the underlying products. The goodwill is being amortized over 30 years.

         First National Life

         In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium First National. American Pioneer initially contracted with First National to assume $4 million of premium on group Medicare Supplement coverage issued to the members of the Florida Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed, in addition to the FREA block, approximately $50 million of Individual Medicare Supplement premium, $1.2 million of Home Health Care premium and $0.8 million of miscellaneous life and accident and health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996. Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50 million Individual Medicare Supplement to Transamerica.

         As part of the transaction negotiated with the Receiver, American Pioneer was to receive assets equal to the liabilities assumed, primarily policy reserves. However, as a result of the financial condition of First National, sufficient assets were not available to fully cover these liabilities. In addition, the Receiver was unable to cover certain amounts due to American Pioneer. The sum of the closing shortfall and the costs of the transaction, net of deferred tax benefits, amounted to $3,529,529, and represents goodwill which is being amortized over 30 years.

         As part of the First National transaction, the Company acquired in Pensacola a relatively low cost administrative operation with particular experience in the senior market. This has given the Company an opportunity to consolidate many of its administrative functions in Pensacola and save a significant amount of fixed overhead.

         In December, 1996, the Company formulated a plan to move most of the policy administrative functions, particularly in its senior market business, from the American Progressive office in Brewster to Pensacola. This, along with other cost saving efforts, resulted in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 25 as of December 31, 1997 with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. These plans were announced to the employees of the Company on March 14, 1997.

         Consequently, American Progressive exercised its right to cancel its lease for 15,000 square feet in Brewster as of December 31, 1997 and relocated to a smaller office on January 1, 1998. The cost of this consolidation, including severance costs, relocation costs and the cancellation penalty on the Brewster lease, amounted to $250,000 and was expensed in the fourth quarter of 1996.

4.       INVESTMENTS:

         As of December 31, 1996 and 1997, investments consisted of the following:

                                                                       December 31,1996
                                      -----------------------------------------------------------------------------------

                                             Face               Amortized                Fair              Carrying
Classification                              Value                 Cost                  Value                Value
-----------------------------------   -------------------  --------------------   -------------------  ------------------
Cash and cash equivalents                                        $  15,403,450       $    15,403,450       $  15,403,450
US Treasury bonds and notes              $     8,383,814             8,516,908             8,505,972           8,505,972
Corporate bonds                              113,722,375           113,994,104           112,986,195         112,986,195
Common stocks                                                           46,133                33,562              33,562
                                                           --------------------   -------------------  ------------------

  Sub-total
                                                                   137,960,596        $  136,929,179        $136,929,179
                                                                                  ===================

Property tax liens
Policy loans                                                           131,729                                   131,729
Mortgage loans                                                       6,421,251                                 6,421,251
                                                                     1,199,110                                 1,199,110
                                                           --------------------                        ------------------

  Total investments                                              $ 145,712,686                              $144,681,269
                                                           ====================                        ==================



                                                                       December 31,1997
                                      -----------------------------------------------------------------------------------

                                             Face               Amortized                Fair              Carrying
Classification                              Value                 Cost                  Value                Value
-----------------------------------   -------------------  --------------------   -------------------  ------------------
Cash and cash equivalents                                       $   25,014,019       $    25,014,019       $  25,014,019
US Treasury bonds and notes              $     7,610,000             7,697,324             7,802,780           7,802,780
Corporate bonds                              113,902,686           113,422,023           115,782,928         115,782,928
Equity Securities                                                      987,095               945,116             945,116
                                                           --------------------   -------------------  ------------------

  Sub-total                                                      $ 147,120,461        $  149,544,843        $149,544,843
                                                                                  ===================

Property tax liens                                                     136,713                                   136,713
Policy loans                                                         7,185,014                                 7,185,014
Mortgage loans                                                       2,562,008                                 2,562,008
                                                           --------------------                        ------------------

  Total investments                                              $ 157,004,196                              $159,428,578
                                                           ====================                        ==================

         The amortized cost and fair value of debt securities classified as available for sale investments as of December 31, 1996 and 1997 are as follows:

                                                                     December 31, 1996
                                       -------------------------------------------------------------------------------
                                                                     Gross              Gross
                                            Amortized             Unrealized          Unrealized           Fair
Classification                                  Cost                 Gains              Losses             Value
----------------------------------     ---------------------- -------------------- ----------------- -----------------
US Treasury securities
  and obligations of
  US government                            $      12,141,823    $         121,631   $      (85,890)     $  12,177,564
Corporate debt securities                         74,020,305            1,167,066       (1,244,311)        73,943,060
Mortgage-backed securities                        36,348,884                            (1,391,551)        35,371,543
                                                                          414,210
                                       ---------------------- -------------------- ----------------- -----------------
                                            $    122,511,012     $      1,702,907     $ (2,721,752)      $121,492,167
                                       ====================== ==================== ================= =================



                                                                     December 31, 1997
                                       -------------------------------------------------------------------------------
                                                                     Gross              Gross
                                            Amortized             Unrealized          Unrealized           Fair
Classification                                  Cost                 Gains              Losses             Value
----------------------------------     ---------------------- -------------------- ----------------- -----------------
US Treasury securities
  and obligations of
  US government                            $      10,821,981    $         224,552                 $      $ 11,026,445
                                                                                           (20,088)
Corporate debt securities                         52,427,251            1,668,511                          53,834,118
                                                                                          (261,644)
Mortgage-backed securities                        57,870,114            1,506,116                          58,725,145
                                                                                          (651,085)
                                       ---------------------- -------------------- ----------------- -----------------
                                           $     121,119,346     $      3,399,179                 $      $123,585,708
                                                                                          (932,817)
                                       ====================== ==================== ================= =================

      The amortized cost and fair value of fixed maturities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized                  Fair
                                                 Cost                   Value
                                   ---------------------    -------------------
        Due in 1 year or less            $     4,305,104       $      4,305,300
        Due after 1 year through 5 years      20,863,285             21,326,267
        Due after 5 years through 10 years     8,648,243             19,401,221
        Due after 10 years                    16,307,942             16,604,110
        Mortgage-backed securities            60,994,772             61,948,810
                                   ---------------------    -------------------

                                         $   121,119,346       $    123,585,708
                                   =====================    ===================

         Included in fixed maturities at December 31, 1996 and 1997 were securities with carrying values of $7,779,124 and $7,122,281, respectively, held by various states as security for the policyholders of the Company within such states. At December 31, 1997, the Company maintained $5,154,802 of fixed maturities in a trust account on behalf of its reinsurers, which is included in the amounts due from reinsurers on the balance sheet.

         Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 1996 and 1997 are as follows:

                                                    1996           1997
                                                -------------  -------------
          Gross unrealized gains                 $        -      $  29,392
          Gross unrealized losses                   (12,572)       (71,357)
                                                -------------  -------------
          Net unrealized losses                    $(12,572)     $ (41,965)
                                                =============  =============

         The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 1997 are as follows:

                                                                1995              1996               1997
                                                           ----------------  ----------------   ----------------
           Change in net unrealized gains (losses):
            Fixed maturities                                 $ 5,963,167      $ (3,335,207)      $  3,485,207
            Equity securities
                                                                  (3,205)           18,264            (29,393)
            Statement No. 115 reclassification                   155,723                 -                  -
            Adjustment relating to
              deferred policy acquisition costs                 (613,710)          269,477         (1,205,127)

                                                           ----------------  ----------------   ----------------

          Change in net unrealized gains
            (losses) before income tax                         5,501,975         (3,047,466)        2,250,687
          Income tax expense (benefit)                           705,578           (705,578)          436,830

                                                           ----------------  ----------------   ----------------
          Change in net unrealized losses                    $ 4,796,397       $ (2,341,888)     $  1,813,857
                                                           ================  ================   ================


                  The details of net investment income for the three years ended December 31, 1997 are as follows:


                                                             1995              1996               1997
                                                        ----------------  ----------------   ----------------
           Investment Income:
            Fixed maturities                               $ 8,389,695       $ 9,048,143       $  8,961,283
            Cash and cash equivalents                          531,572           731,924
                                                                                                    801,987
            Equity securities
                                                                     -                 -             29,044
            Property tax liens                                  58,920
                                                                                  (1,297)            22,639
            Policy loans                                       363,390           487,740
                                                                                                    495,623
            Mortgage loans                                     102,293
                                                                                  86,858            102,737
                                                        ----------------  ----------------   ----------------
          Gross investment income                            9,445,870        10,353,368         10,413,313
          Investment expenses                                  500,590           503,285
                                                                                                    390,655
                                                        ----------------  ----------------   ----------------
          Net investment income                            $ 8,945,280       $ 9,850,083        $10,022,658
                                                        ================  ================   ================

         Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 1997 are as follows:


                                                             1995              1996               1997
                                                        ----------------  ----------------   ----------------
          Realized gains:
            Fixed maturities, available for sale           $ 1,070,230     $     363,927      $     760,381
            Fixed maturities, held to maturity
                                                                 6,921                 -                  -
            Equity securities                                        -             5,000            629,847
                                                        ----------------  ----------------   ----------------
          Total realized gains                               1,077,151           368,927          1,390,228
                                                        ----------------  ----------------   ----------------

          Realized losses:
            Fixed maturities, available for sale              (385,223)         (128,852)          (257,707)
            Fixed maturities, held to maturity
                                                                (3,060)                -                  -
            Equity securities
                                                               (15,000)                -                  -
                                                        ----------------  ----------------   ----------------
          Total realized losses                               (403,283)         (128,852)          (257,707)
                                                        ----------------  ----------------   ----------------
          Net realized gains                               $   673,868     $     240,075       $  1,132,521
                                                        ================  ================   ================

         In 1997, the Company realized a gain of $569,474 on the sale of AmeriFirst Insurance Company, a non-operating subsidiary. During the year ended December 31, 1995, the Company wrote down the value of certain fixed maturity securities by $194,955 which was included in net realized gains on investments.

5.       INCOME TAXES:

         The Company files a consolidated return for federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated federal income tax return.

         The Company's federal income tax expense consisted of:

                                   1995            1996              1997
                             -------------  ---------------  -----------------
 Current                         $   9,032       $       -          $        -
 Deferred                                -          269,017          1,091,818
                             -------------  ---------------  -----------------
 Total tax expense               $   9,032       $  269,017         $1,091,818
                             =============  ===============  =================

         In 1997, a deferred tax liability related to the acquisition of American Exchange was established and amounted to $435,814. In 1996, a deferred tax asset related to the acquisition of certain business from First National was established and amounted to $305,000. A deferred tax benefit for 1995 was $1,642,819, which amount was charged directly to the present value of future profits since the benefit was derived from the recognition of acquired tax loss carryforwards of American Pioneer that previously were included in the valuation allowance.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are as follows:


                                                                        1996             1997
                                                                   ---------------  ----------------
          Deferred tax assets:
          Reserves for future policy benefits                         $4,689,676       $4,503,445
          Deferred revenues                                              121,705           90,013
          Net operating loss carryforwards                             4,507,233        4,239,539
          AMT credit carryforward                                        106,947          107,262
          Investment valuation differences                               185,849          120,488
          Unrealized losses on investments                               319,569                -
          Other                                                          147,061          176,797
                                                                   ---------------  ----------------
            Total gross deferred tax assets                           10,078,040        9,237,544
            Less valuation allowance                                  (1,641,538)      (1,342,838)
                                                                   ---------------  ----------------
            Net deferred tax assets                                    8,436,502        7,894,706
                                                                   ---------------  ----------------


          Deferred policy acquisition costs                           (5,226,080)      (5,796,879)
          Unrealized gains on investments                                      -         (436,830)
          Goodwill                                                    (1,140,546)      (1,102,528)
          Present value of future profits                                      -         (435,814)
          Other                                                                -          (17,242)
                                                                   ---------------  ----------------
            Total gross deferred tax liabilities                      (6,366,626)      (7,789,293)
                                                                   ---------------  ----------------
            Net deferred tax asset                                    $2,069,876      $   105,413
                                                                   ===============  ================

         At December 31, 1996 and 1997, the Company has established valuation allowances of $1,342,838 and $1,134,555, respectively, with respect to its deferred tax assets. Based on the Company's future expectation of adjusted taxable income and through its ability to change its investment strategy and use of prudent and feasible tax planning strategies, management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

         A reconciliation of the "expected" tax expense at 34% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:


                                                             1995                  1996                 1997
                                                      --------------------  --------------------  -----------------
Expected tax expense                                   $         901,294     $         126,783      $  1,091,818
Change in the beginning of the
  year balance of the valuation
  allowance for deferred tax assets
  allocated to income tax expense                               (903,878)              187,414                 -
Tax exempt interest income                                        (1,415)                    -                 -
Other                                                             13,031               (45,180)                -
                                                      --------------------  --------------------  -----------------
Actual tax expense                                     $           9,032     $         269,017      $  1,091,818
                                                      ====================  ====================  =================

         At December 31, 1997 the Company (exclusive of American Pioneer and American Exchange) had a net operating tax loss carry forwards of approximately $11,300,000 which expire in the years 1999 to 2011. At December 31, 1997 American Pioneer and American Exchange had net operating tax loss carry forwards, most of them incurred prior to its acquisition by the Company, of approximately $1,100,000 which expire in the years 2000 to 2011. As a result of changes in ownership of American Pioneer in May 1993, use of most of the loss carry forwards of American Pioneer are subject to annual limitations.

6.       SERIES C PREFERRED STOCK

         During the second and third quarters of 1997, the Company issued 43,750 shares (par value $100) of Series C Preferred Stock for $4,375,000, of which $2.4 million was purchased by UAFC L.P. ("AAM") an unaffiliated investment firm, $600,000 by Chase Equity Partners, L.P., and $1,375,000 by Richard A. Barasch (the Chairman and Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management. This transaction received the approval of the Florida Insurance Department.

         During the third quarter of 1997, the Company issued an additional 7,930 shares of Series C Preferred Stock for $793,000, which shares were purchased by owners and employees of Ameri-Life & Health Services, a general agency that sells the Company's senior market products.

         The total Series C Preferred Stock issued by the Company amounted to $5,168,000 and the Company incurred $329,644 of issue expenses, which were charged to paid in capital.

                  The  Series  C  Preferred   Stock   contains   the   following
provisions:

      The Series C Preferred Stock is convertible by the holders at any time at a conversion price of $2.375 per common share (subject to anti-dilution adjustment).

      The Company can require conversion if it executes a public offering of common stock at over $3.45 per common share (or equivalent equity), with gross proceeds in excess of $10 million, or if the average bid price of its common stock, for any 60 day period, exceeds $3.45, $4.25 and $5.15 per common share in 1999, 2000 and 2001, respectively.

      In the event that the Company takes certain action without the consent of the holders of a majority of the Series C Preferred Stock, those holders who voted against such action have the right to require its redemption at the Redemption Price or the Call Price, (which Prices are defined below) depending on the nature of the action taken.

      The Company has the right to call all of the Series C Preferred Stock at any time between January 1, 2000 and December 31, 2002, at a per share call price (the "Call Price") of $150 in the year 2000 or $175 in the years 2001 and 2002, in each case increased by the redemption accrual at the rate of 8% of the par value.

      Unless converted or called earlier, the Series C Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption price will be payable in two equal installments on December 31, 2002 and December 31, 2003. The redemption accrual is not payable upon any conversion.

      No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C

     Preferred Stock will participate as if converted. As of December 31, 1997, $249,790 of redemption accruals were accumulated on the Series C preferred stock for the period April 25, 1997 to December 31, 1997.

      The holders of the Series C Preferred Stock (excluding a portion of such series which may be issued without voting rights) will have the right to elect one director of the Company.

         The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a stockholders' agreement at the closing of the transaction which contained the following conditions:

      The holders of the Series C Preferred Stock were given registration rights and informational rights.

      The Series C Preferred Stockholders agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series.

      BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

7.       STOCKHOLDERS' EQUITY:

         Preferred Stock

         The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 52,080 shares issued and outstanding at December 31, 1996 and 1997, respectively (see Note 6 for a discussion of Series C Preferred Stock).

                  Series B Preferred Stock

The Company has 400 shares of Series B Preferred Stock issued and outstanding, with a par value of $10,000 per share, which are held by Wand/Universal Investments L.P. ("Wand"). The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holder of the Series B Preferred Stock may not require the Company to redeem it unless the Company engages in certain defined transactions. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria.

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

         Pursuant to the stock subscription agreement, Wand, the Company and certain shareholders of the Company, including Barasch Associates Limited Partnership ("BALP"), entered into a shareholders' agreement contemporaneously with the issuance of the Series B Preferred Stock to Wand. Under the shareholders' agreement, the holder of the Series B Preferred Stock agreed to vote such shares, and the Common Stock issued upon their conversion, for the nominees of BALP for election as directors of the Company and, after the conversion of the Series B Preferred Stock to Common Stock, all parties agreed to vote their shares for the election of one director designated by Wand. The shareholders' agreement also contained "stand still," "tag along" and registration rights provisions. The stand still provision will prohibit Wand from acquiring more than an additional 5% of the Company's outstanding Common Stock without the Company's consent, as long as BALP and certain partners in BALP continue to hold at least certain percentages of the Company's Common

Stock, on an outstanding and fully diluted basis. The tag along provision will prohibit BALP and certain of its partners from making private sales of their shares of Common Stock unless Wand is given the opportunity to sell a proportionate part of its holding on the same terms.

         The Company and Wand Partners L.P., an affiliate of Wand, have also entered into a financial advisory agreement, under which the Wand affiliate is to render advisory services to the Company and is to be paid a fee of $100,000 per year for such services as long as Wand owns 500,000 shares of Common Stock, or its common stock equivalent, reduced by any directors' fee paid to the director designated by Wand.

         In connection with the determination by the New York Superintendent of Insurance (the "Superintendent") that Wand is not a controlling shareholder of Company, within the meaning of the New York Insurance Law, certain commitments were made to the Superintendent. These commitments included a commitment by Wand, Wand's general partner and Wand's general partner's shareholders that, as long as Wand owns 10% or more of the voting power of Universal's outstanding stock, Wand will not acquire any additional shares of Universal, except by exercise of its conversion rights, and will not attempt to obtain or exercise control of Universal, without the consent of the Superintendent. Universal, American Progressive, BALP, BALP's general partner and certain limited partners, and the shareholders of BALP's general partner also entered into commitments, including commitments that, as long as Wand owns 10% or more of the voting power of Universal's outstanding shares, the size of Universal's Board would not be reduced below ten directors and that no transaction between Universal or American Progressive, on the one hand, and Wand or its partners of controlling parties, on the other hand, would be entered without the approval of the Superintendent, except for the shareholders agreement and the financial advisory agreement referred to herein.

         Common Stock

         The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1996 and 1997 were 7,149,221, and 7,325,860, respectively. During the years ended December 31, 1995, 1996 and 1997, the Company issued 781,242 191,689 and 176,639 shares, respectively, of its common stock.

         Common Stock Warrants

         The Company had 668,481 common stock warrants issued and outstanding at December 31, 1996 and 1997, which are registered under the Securities Exchange Act of 1934. During the year ended December 31, 1996, 11,140 warrants were exercised to purchase common shares at $1.00 per share. At December 31, 1996 and 1997, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

         Incentive Stock Option Plan

         In 1983, the Company adopted an incentive stock option plan, which, as amended, reserves 1,000,000 shares of common stock. Since its adoption, 351,500 shares have been exercised, leaving 648,500 shares reserved as of December 31, 1997. Stock options totaling 168,000 and 452,500 expire five years and ten years, respectively, after the date granted or upon the earlier termination of employment. Options are exercisable one year after grant, and at December 31, 1997, 464,000 options are exercisable. Additional information with respect to the Company's stock option plan is as follows:



                                        Shares Under
                                             Options               Exercise
                                         Outstanding               Price
                                   ------------------   ----------------------

 Balance, January 1, 1995                    607,500
  Granted                                     65,000             $2.25 - $2.48
  Exercised                                  (34,500)            $0.50 - $0.80
  Terminated                                 (27,000)            $0.80 - $3.12
                                      ------------------
Balance, December 31, 1995                   611,000
  Granted                                    141,000             $2.00 - $2.20
  Exercised                                 (135,000)            $0.50 - $1.35
  Terminated                                 (47,000)            $2.87 - $3.25
                                      ------------------
Balance, December 31, 1996                   570,000
  Granted                                    166,500             $2.00 - $3.03
  Exercised                                  (95,000)            $1.25 - $1.44
  Terminated                                 (21,000)            $1.25 - $3.33
                                     ------------------
Balance, December 31, 1997                   620,500             $1.44 - $3.33
                                     ==================

         Stock Option Plan for Directors

         At the 1992 Annual Shareholders' Meeting, the Universal American Financial Corp. non-employee Directors Plan ("Stock Option Plan for Directors") was approved. The Stock Option Plan for Directors reserves 75,000 shares of common stock and provides that options shall be granted on June 30 of each year to each eligible Director, then in office, at the rate of 1,000 options for each additional year of service completed since the last grant. Options are exercisable one year after grant.

                                            Options                 Exercise
                                           Outstanding                 Price
                                    ------------------   ----------------------

          Balance, January 1, 1995            15,000
            Granted                            6,000                    $3.12
                                    ------------------

          Balance, December 31, 1995          21,000
             Granted                           7,000                    $2.50
                                    ------------------

          Balance, December 31, 1996          28,000
            Granted                            8,000                    $1.88
                                    ------------------

          Balance, December 31, 1997           36,000            $0.56 - $3.50
                                    ==================

         Other Stock Options

         On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options may be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the Board of Directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. On December 15, 1995, the Board of Directors granted options to three individuals, two of whom are members of the Company's law firm and the other of whom is a consultant to the Company, to purchase a total of 40,000 shares of the Company's common stock, at a price of $2.50 per share, which was the quoted market price for such shares at the time of the grant. Such options will expire 10 years from the date of the grant.

         Accounting for Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlyingstock on the date of grant, no compensation expense is recognized.

         The Company's Incentive Stock Option Plan has authorized the grant of options for up to 1,000,000 shares of the Company's common stock. Under the Company's Stock Option Plan for Directors 75,000 shares of the Company's common stock have been reserved. The Company has also reserved 200,000 shares of the Company's stock under the Stock Option Plan for Agents and Others. All options expire five years or ten years from the date of grant and have a vesting period of one year from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 6.21% - 6.27%, 6.32% - 6.38% and 6.13% - 6.63%; dividend yields of 0%, 0% and
0%; volatility factors of the expected market price of the Company's common stock of 51.58% - 51.75%, 52.20% - 52.74% and 49.97 - 53.11%; and a
weighted-average expected life of the option of 4.5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                      1995                1996                 1997
                                                 ----------------   -----------------   -------------------
Net Income                                         $   2,641,822      $      103,875            $2,119,409
Less:  Pro forma estimated fair value
   options granted                                        10,756             133,208               183,057
                                                 ----------------   -----------------   -------------------
Pro forma net income (loss)                        $   2,631,066     $       (29,333)          $ 1,936,352
                                                 ================   =================   ===================

Pro forma diluted earnings per share               $         0.25    $           0.00         $       0.16
                                                 ================   =================   ===================


         A summary of the status of the Company's three stock option plans as of December 31, 1996 and 1997, and changes during the years ending on those dates is presented below:


                                                         1996                                    1997
                                         -------------------------------------   --------------------------------------
                                                           Weighted-Average                         Weighted-Average
Fixed Options                              Options          Exercise Price         Options           Exercise Price
--------------------------------------   -------------   ---------------------   ------------     ---------------------

Outstanding-beginning of year                 672,000                   $1.83       638,000                      $2.03
Granted                                       148,000                    2.08       174,500                       2.48
Exercised                                    (135,000)                   0.66       (95,000)                      1.33
Terminated                                    (47,000)                   3.03       (21,000)                      2.83
                                         -------------   ---------------------   ------------     ---------------------

Outstanding-end of year                       638,000                   $2.03       696,500                      $2.22
                                         =============   =====================   ============     =====================

Options exercisable at end
  of year                                     490,000                               522,000
                                         =============                           ============

Weighted-average fair value of
  options granted during the year         $      1.01                             $    1.19
                                         =============                           ============

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997:


                        Number          Weighted-Average           Weighted-              Number              Weighted-
Range of             Outstanding            Remaining               Average            Exercisable             Average
Exercise Prices      at 12/31/97        Contractual Life         Exercise Price        at 12/31/97         Exercise Price
------------------  ---------------   ----------------------   -------------------  -------------------   ------------------

 $0.56 to 0.72               4,000          1.0 years                       $0.64                4,000                $0.64
  1.25 to 1.88             181,000          4.0 years                        1.51              173,000                 1.49
  2.00 to 2.75             386,500          9.0 years                        2.26              245,000                 2.17
  3.03 to 3.50             125,000          7.2 years                        3.16              100,000                 3.20
                    ---------------                                                 -------------------

$0.56 to 3.50              696,500          6.6 years                        2.22              522,000                 2.13
                    ===============                                                 ===================


8.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

         American Pioneer, American Progressive and American Exchange are required to meet minimum statutory capital requirements imposed by the Insurance Departments of the states in which they are licensed in order to operate as an insurance company without restrictions. The minimum statutory capital and surplus requirements of American Pioneer, American Progressive and American Exchange for the maintenance of authority to do business at December 31, 1997 was $2,423,698, $2,500,000 and $770,000, respectively.

         As of December 31, 1996 and 1997, the statutory capital and surplus amounts of American Pioneer, American Progressive and American Exchange (which was acquired by the Company on December 4, 1997, see Note 3) were as follows:

                                         1996                  1997
                                    ----------------     -----------------

          American Pioneer              $12,733,151           $10,490,353

          American Progressive         $  7,464,004          $  9,345,050

          American Exchange                                  $  4,218,871

         The insurance companies statutory gain (loss) for the years ended December 31, 1995, 1996 and 1997 were as follows:

                                    1995              1996              1997
                                    -----------   -------------   -------------

          American Pioneer        $ 1,694,711       $ 955,714      $   439,330

          American Progressive   $   (262,049)      $(672,127)      $1,810,710

          American Exchange                                        $  (538,120)

         The insurance companies have calculated their risk-based capital ("RBC") levels and, as of December 31, 1997, American Pioneer, American Progressive and American Exchange's ratios of total adjusted capital to RBC are in excess of the authorized control levels.

         Dividend payments from American Progressive to the Company would require regulatory approval which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $8,412,233 at December 31, 1997. American Progressive made no dividends or distributions during 1995, 1996 or 1997.

         American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or (2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer paid American Progressive $500,000, $500,000 and $185,455 in dividends during 1995, 1996 and 1997, respectively and paid Universal $425,000 in dividends in 1997.

         Under current Texas insurance law, a life insurer may pay dividends or make distributions without the prior approval of the Insurance Department as long as the dividend distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year. American Exchange made no dividends or distributions in 1997.

9.       REINSURANCE:

         The Company is party to several reinsurance agreements on its life and accident and health insurance risks. The Company's senior market accident and health insurance products are reinsured under coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under coinsurance treaties, the reinsurer receives an agreed upon percentage of all premiums and reimburses the Company that same percentage of any losses. In addition, the Company receives certain allowances from the reinsurers to cover commissions, expenses and premium taxes. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. A contingent liability exists with respect to reinsurance which may become a liability of the Company in the event that the reinsurers should be unable to meet the obligations which they assumed. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1997, amounts due from reinsurers with a total carrying value of $44,030,178 were associated with three reinsurers, which reinsurers were rated A, or better, by A.M. Best.

         A summary of reinsurance activity for the three years ended December 31, 1997 is presented below:


                                                                       As of December 31,
                                                    ---------------------------------------------------------
                                                           1995                1996                1997
                                                    ------------------  -----------------   -----------------
          Life insurance in force
          (amounts in thousands)
          Gross amount                                $    1,955,809      $    2,118,265        $  2,118,492
          Ceded to other companies                          (944,697)           (889,132)           (842,624)
          Assumed from other companies                        27,294              25,484              42,237
                                                    ------------------  -----------------   -----------------

          Net Amount                                  $    1,038,406      $    1,254,617        $  1,318,105
                                                    ==================  =================   =================
          Percentage of assumed to net                            3%                  2%                  3%
                                                    ==================  =================   =================



                                                                     Year Ended December 31,
                                                    ---------------------------------------------------------
          Premiums                                        1995                1996                1997
                                                    ------------------  -----------------   -----------------
            Life insurance                             $  17,231,562      $    9,923,021         $12,660,147
            Accident and health                           28,290,413          44,853,225          86,177,075
                                                    ------------------  -----------------   -----------------
              Total gross premiums                        45,521,975          54,776,246          98,837,222
                                                    ------------------  -----------------   -----------------

          Ceded to other companies
            Life insurance                               (10,703,350)
                                                                              (2,870,540)         (5,585,289)
            Accident and health                           (7,497,083)        (22,792,684)        (57,037,432)
                                                    ------------------  -----------------   -----------------
              Total ceded premiums                       (18,200,433)        (25,663,224)        (62,622,721)
                                                    ------------------  -----------------   -----------------

          Assumed from other companies
            Life insurance                                                                           997,836
                                                             386,254             391,456
            Accident and health                            8,479,756          10,130,531
                                                                                                           -
                                                    ------------------  -----------------   -----------------
             Total assumed premium                         8,866,010          10,521,987             997,836
                                                    ------------------  -----------------   -----------------

          Net amount
            Life insurance                                 6,914,466                               8,072,694
                                                                               7,443,937
            Accident and health                           29,273,086          32,191,072          29,139,643
                                                    ------------------  -----------------   -----------------
              Total net premium                        $  36,187,552       $  39,635,009         $37,212,337
                                                    ==================  =================   =================

          Percentage of assumed to net
            Life insurance                                        6%                  5%                 12%
                                                    ==================  =================   =================
            Accident and health                                  29%                 31%                  0%
                                                    ==================  =================   =================
            Total assumed to total net                           25%                 27%                  3%
                                                    ==================  =================   =================

10.      LOAN PAYABLE AND SHORT-TERM DEBT:

         On December 10, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3,500,000 five-year secured term loan. The loan proceeds were used to finance a segment of the intercompany sale of American Pioneer from American Progressive to Universal and to retire the $800,000 amount outstanding on the term loan agreement with a commercial bank. The loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. In connection with this loan agreement, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for the three year period. Upon expiration of the Swap Agreement, the Company's interest rate reverts to the LIBOR plus 200 basis points. The loan will be secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.

         The following table sets forth summary information with respect to total borrowings of the Company for the three years ended December 31, 1997:


                                    As of December 31,                       Year Ended December 31,
                              -------------------------------   ---------------------------------------------------
                                                                                     Weighted
                                                                    Maximum         Average(a)         Average
                                   Amount        Interest            Amount            Amount          Interest
                               Outstanding          Rate          Outstanding       Outstanding        Rate (b)
                              ---------------  --------------   ----------------   --------------   ---------------
          1995                   $   800,000          10.50%        $   800,000         $800,000            10.94%
                              ===============  ==============   ================   ==============   ===============
          1996                   $   800,000           9.50%        $   800,000         $800,000            10.48%
                              ===============  ==============   ================   ==============   ===============
          1997                    $3,500,000           8.19%         $3,500,000         $952,419             9.76%
                              ===============  ==============   ================   ==============   ===============

--------------------------------------------------------------
         (a) The average  amounts of  borrowings  outstanding  were  computed by
             determining   the  arithmetic   average  of  the  months'   average
             outstanding in borrowings.
         (b) The  weighted-average  interest  rates were  determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.


11.      COMMITMENTS:

The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Orlando, Florida and Texas. Rent expense for the three years ended December 31, 1995, 1996 and 1997 was $721,848, $640,524
and $843,961, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 1997 under non-cancelable operating leases are as follows:


                                       Total
                                  ---------------
            1998                      $  715,000
            1999                         702,000
            2000                         675,000
            2001                         687,000
            2002                         433,000
            2003                         237,000
            2004                         160,000
                                  ---------------

           Totals                     $3,609,000
                                  ===============

12.      UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. In the three year period ended December 31, 1997, the Company matched the employee's contribution up to 1% of the employee's compensation, which contribution will be made with Company common stock. Beginning in 1998, the Company will match the employee's contribution up to 2% of the employee's compensation, which contribution will be made with Company common stock. As of December 31, 1997, 215,654 shares of the Company's common stock were held by the Savings Plan.

         The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $42,325, $38,478 and $40,546 in 1995, 1996 and 1997, respectively.

13.      FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

         For the years ended December 31, 1996 and 1997, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                                 1996                 1997
                                          ---------------      ---------------

  Carrying value                              $3,850,510           $2,616,470
                                          ===============      ===============
  Estimated fair value                        $3,850,510           $2,616,470
                                          ===============      ===============
  Percentage of total assets                        1.6%                 1.0%
                                          ===============      ===============

         The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

14.      DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         a. Fixed maturities available for sale: For those securities available for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         b. Equity securities: For equity securities carried at fair value, fair value equals quoted market price.

         c. Cash and cash equivalents: For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

         d. Investment contract liabilities: For annuity and universal life type contracts, the carrying amount is the policyholder account value (see Note 2e); estimated fair value equals the policyholder account value less surrender charges.

         e. Short term debt and loan payable: For short-term borrowings and loan payable, the carrying value is a reasonable estimate of fair value due to their short-term nature.

         f. Accounts receivable and uncollected premiums: Accounts receivable and uncollected premiums are primarily insurance contract related receivables, which are determined based upon the underlying insurance liabilities and added reinsurance amounts.

                  The  estimated   fair  values  of  the   Company's   financial
instruments as of December 31, 1996 and 1997 are as follows:

                                                          1996
                                   ------------------------------------------
                                             Carrying
                                              Amount              Fair Value
                                    ---------------------   ------------------
Financial assets:
  Fixed maturities available for sale    $    121,492,167        $ 121,492,167
  Equity securities                                33,562               33,562
  Policy loans (a)                              6,421,251
  Property tax liens (b)                          131,729
  Mortgage loans (c)                            1,199,110
  Cash and cash equivalents                    15,403,450           15,403,450


Financial liabilities:
  Investment contract liabilities             134,538,954          121,649,219
  Short-term debt                                 800,000              800,000


                                                         1997
                                    ------------------------------------------
                                             Carrying
                                             Amount              Fair Value
                                     ---------------------   ------------------
Financial assets:
  Fixed maturities available for sale    $    123,585,708        $ 123,585,708
  Equity securities                               945,116              945,116
  Policy loans (a)                              7,185,014
  Property tax liens (b)                          136,713
  Mortgage loans (c)                            2,562,008
  Cash and cash equivalents                    25,014,019           25,014,019


Financial liabilities:
  Investment contract liabilities             145,085,687          132,208,242
  Loan payable                                  3,500,000            3,500,000

--------------------------------------------------------------
(a) It is not practicable to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates between 6% to 8%. Individual policy liabilities, in all cases, equal or exceed outstanding policy loan balances.
(b) Property tax liens are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets. Individual liens in all cases are first priority liens with collateral in excess of 300% of the carrying value of the lien.
(c) Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial.

15.      CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The quarterly results of operations for the three years ended December 31, 1997 are presented below:


                    1995                                                   Three Months Ended
--------------------------------------------    ------------------------------------------------------------------------
                                                       March 31,      June 30,       September 30,      December 31,
                                                ------------------ ---------------  ----------------  -------------------

 Total revenue                                      $12,264,057      $12,518,785       $12,891,128          $12,137,611
 Total benefits, claims & other expenses             11,671,626       11,461,004        12,405,619           11,622,478
                                                ----------------  ---------------  ----------------  -------------------

 Operating income before income taxes                   592,431        1,057,781           485,509              515,133
 Federal income tax expense (benefit)                   201,426          359,646           165,073             (717,113)
                                                ----------------  ---------------  ----------------  -------------------

 Net income applicable to common
     shareholders                                  $    391,005      $   698,135      $    320,436       $    1,232,246
                                                ================  ===============  ================  ===================
 Diluted earnings per share                        $       0.03        $    0.07         $    0.03       $         0.12
                                                ================  ===============  ================  ===================


                    1996                                                   Three Months Ended
--------------------------------------------    ------------------------------------------------------------------------

                                                   March 31,         June 30,       September 30,       December 31,
                                                ----------------  ---------------  ----------------  -------------------
 Total revenue                                      $12,257,842      $11,737,328       $14,199,901          $15,192,114
 Total benefits, claims & other expenses             11,930,299       11,550,317        14,049,636           15,484,041
                                                ----------------  ---------------  ----------------  -------------------

 Operating income (loss) before income taxes            327,543          187,011           150,265            (291,927)
 Federal income tax expense                              45,948           63,584            49,011              110,474
                                                ----------------  ---------------  ----------------  -------------------

 Net income (loss) applicable to common
     shareholders                                   $   281,595      $   123,427      $    101,254        $   (402,401)
                                                ================  ===============  ================  ===================
 Diluted earnings (loss) per share                 $       0.03      $      0.01       $      0.01           $   (0.04)
                                                ================  ===============  ================  ===================



                    1997                                                   Three Months Ended
--------------------------------------------    ------------------------------------------------------------------------

                                                   March 31,         June 30,       September 30,       December 31,
                                                ----------------  ---------------  ----------------  -------------------
 Total revenue                                      $12,884,699      $13,274,793       $14,029,877          $11,141,151
 Total benefits, claims & other expenses             12,325,071       12,565,533        12,792,167           10,436,522
                                                ----------------  ---------------  ----------------  -------------------

 Operating income before income taxes                   559,628          709,260         1,237,710              704,629
 Federal income tax expense                             190,013          241,410           420,820              239,575
                                                ----------------  ---------------  ----------------  -------------------

 Net Income                                             369,615          467,850           816,890              465,054

 Redemption accrual on Series C
   preferred stock
                                                              -           55,200            91,230              103,360
                                                ----------------  ---------------  ----------------  -------------------
 Net income applicable to common
     shareholders                                  $    369,615     $    412,650     $     725,660        $     361,694
                                                ================  ===============  ================  ===================
 Diluted earnings per share                        $       0.03       $     0.04       $      0.07        $        0.04
                                                ================  ===============  ================  ===================


         During the fourth quarter of 1996, the Company accrued $250,000 for its restructuring (see Note 3) and $500,000 for its withdrawal from its participation in the National Accident Insurance Underwriters accident pool as of December 31, 1996. Offsetting these amounts was the amount received by the

Company on the sale of its New York State DBL business, which amounted to $200,000, net of additional reserves established.

16.      INTERCOMPANY SALE OF AMERICAN PIONEER:

         When American Pioneer was acquired in 1993, it became a wholly-owned subsidiary of American Progressive. This ownership structure (the "stacking") significantly reduced the Risk-Based Capital ratio of American Progressive as computed by the regulators and the rating agencies and adversely affected the ratings of both companies and their ability to write new business.

         Pursuant to an agreement between Universal and American Progressive, entered into with the consent of the New York Insurance Department on June 27, 1996 (the "Unstacking Agreement"), Universal is obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15,800,000. Under the terms of the Unstacking Agreement, the purchase is to be implemented in segments with the purchase price of the shares included in each segment being paid one half in cash and one half in five-year debentures, paying interest at 8.5%. The debentures are payable by Universal to American Progressive.

         The Unstacking Agreement is intended to make American Pioneer a direct subsidiary of Universal, rather than an indirect subsidiary, owned through American Progressive. This unstacking is expected to have a beneficial effect on the ratings of both insurers. In addition, the unstacking increases the surplus of American Progressive, improves its Risk Based Capital Ratio and, when and to the extent that American Pioneer is able to pay dividends, permits the payment of such dividends directly to Universal.

         The first segments of the unstacking were consummated in September and December of 1997. In the aggregate, Universal acquired 75% of American Pioneer from American Progressive for $11,850,000 consisting of $5,925,000 in cash and $5,925,000 in debentures payable to American Progressive. The cash portion of the unstacking was obtained by Universal from the proceeds of the Series C Preferred Stock transaction with AAM, a dividend from American Pioneer, and from the proceeds of a loan from Chase Manhattan Bank. It is expected that Universal will acquire the balance of American Pioneer in 1998.

17.      SUBSEQUENT EVENT:

         On March 19, 1998, the Company acquired a $12.6 million block of annual premiums in force of Medicare Supplement business from Dallas General. The business was assumed by American Pioneer, which assumption was approved by the Texas and Florida Departments of Insurance. The Dallas General block has approximately 10,000 policies in force produced by approximately 400 agents, all in Texas. In addition, the principals of Dallas General have entered into a contract to continue to produce business for American Pioneer through an agency relationship.

                Schedule II - Condensed Financial Information of Registrant

                            UNIVERSAL AMERICAN FINANCIAL CORP.
                                   (Parent Company)
                               CONDENSED BALANCE SHEETS
                               December 31, 1996 and 1997


                                                                        1996               1997
                                                                     --------------     --------------
      ASSETS

      Cash and cash equivalents                                      $      76,844      $     969,878
      Investments in subsidiaries at equity                             22,382,683         38,069,090
      Note receivable from American Pioneer                                                 1,000,000
                                                                                 -
      Due from subsidiary                                                  290,974            259,848
      Deferred tax asset                                                   883,077            983,540
      Other assets                                                         77,597             304,965
                                                                   ----------------   ----------------

      Total assets                                                      23,711,175         41,587,321
                                                                   ================   ================

      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                      800,000                  -
      Loan Payable                                                               -          3,500,000
      Note Payable to American Progressive                                       -          5,925,000
      Due to subsidiary                                                    794,690            949,099
      Amounts payable and other liabilities                                 37,959             89,054
                                                                   ----------------   ----------------

      Total liabilities                                                  1,632,649         10,463,153
                                                                   ----------------   ----------------

      Series C Preferred Stock                                                   -          5,168,000
                                                                   ----------------   ----------------
      Redemption accrual on Series C Preferred Stock                             -            249,790
                                                                   ----------------   ----------------

      Total stockholders' equity                                        22,078,526         25,706,378
                                                                   ----------------   ----------------

      Total liabilities and stockholders' equity                       $23,711,175        $41,587,321
                                                                   ================   ================



               See   notes   to    consolidated    financial statements.







                                                       Schedule II, Continued

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                                 (Parent Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                    For the Three Years Ended December 31, 1997


                                                                    1995             1996             1997
                                                               ---------------  ---------------  ---------------
REVENUES:

Net investment income                                           $       165      $       75       $     73,397
Dividends received from American Pioneer                                  -               -            425,000
                                                               ---------------  ---------------  ---------------

Total revenues                                                          165               75           498,397
                                                               ---------------  ---------------  ---------------

EXPENSES:

Selling, general and administrative expenses                         640,632         301,235           501,998
                                                               ---------------  ---------------  ---------------

Total expenses                                                       640,632         301,235           501,998
                                                               ---------------  ---------------  ---------------


Operating loss before provision for federal
  income taxes and equity income                                    (640,467)       (301,160)           (3,601)

Federal income taxes                                                      -                -          (119,099)
                                                               ---------------  ---------------  ---------------

Net loss before equity income                                       (640,467)       (301,160)          115,498

Equity in undistributed income                                     3,282,289         405,035         2,633,003
                                                               ---------------  ---------------  ---------------

Net income                                                         2,641,822         103,875         2,748,501

Redemption accrual on Series C Preferred Stock                            -                -           249,790
                                                               ---------------  ---------------  ---------------

Net income applicable to common shareholders                      $2,641,822        $103,875        $2,498,711
                                                               ===============  ===============  ===============


                 See   notes   to    consolidated    financial statements.









                                                      Schedule II, Continued

                            UNIVERSAL AMERICAN FINANCIAL CORP.
                                      (Parent Company)
                           CONDENSED STATEMENTS OF CASH FLOWS
                     For the Three Years Ended December 31, 1997


                                                                         1995              1996               1997
                                                                    ----------------  ----------------  -----------------
Cash flows from operating activities:                                   $ 2,641,822     $    103,875       $  2,748,501
Adjustments to reconcile net income to
  net cash used by operating activities:
  Amortization and depreciation, net                                          4,147                -                  -
  Increase in investment in subsidiaries                                 (5,476,975)        (392,557)        (2,358,983)
  Change in amounts due to/from subsidiaries                              2,904,984          176,160            185,535
  Change in other assets and liabilities                                    200,050          (32,860)          (295,375)
                                                                    ----------------  ----------------  -----------------

Net cash (used by) provided from operating activities                       274,028         (145,382)           279,678
                                                                    ----------------  ----------------  -----------------

Cash flows from investing activities:
Cost of note receivable from American Pioneer                                     -                -         (1,000,000)
Purchase of 75% of American Pioneer                                               -                -        (11,850,000)
                                                                    ----------------  ----------------  -----------------

Net cash used by investing activities                                             -                -        (12,850,000)
                                                                    ----------------  ----------------  -----------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                1,355,465          202,263            274,020
Redemption of the Series A preferred stock                               (1,618,062)               -                  -
Proceeds from the issuance of Series C preferred stock                            -                -          4,838,356
Increase in note payable to American Progressive                                  -                -          5,925,000
Increase in payable                                                               -                -          3,500,000
  Change in short-term debt                                                       -                -           (800,000)
                                                                    ----------------  ----------------  -----------------

 Net cash provided from (used by) financing activities                     (262,597)         202,263         13,463,356
                                                                    ----------------  ----------------  -----------------

 Net increase in cash and cash equivalents                                   11,431           56,881            893,034
 Cash and cash equivalents:
 At beginning of year                                                         8,532           19,963             76,844
                                                                    ----------------  ----------------  -----------------
 At end of year                                                        $     19,963     $     76,844      $     969,878
                                                                    ================  ================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                                            $     96,289     $     83,852      $      77,389
                                                                    ================  ================  =================
   Income taxes
                                                                    $             -   $            -    $             -
                                                                    ================  ================  =================


                     See notes to consolidated financial statements

                    Schedule III - Supplementary Insurance Information

                   UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           SUPPLEMENTARY INSURANCE INFORMATION


                                                                 1995                 1996                 1997
                                                           ------------------  -------------------  -------------------

Deferred policy acquisition costs                              $  16,564,450       $   19,091,514       $   20,832,060
                                                           ==================  ===================  ===================

Policyholder account balances                                   $118,608,836        $ 134,538,954        $ 145,085,687
                                                           ==================  ===================  ===================

Policy and contract claims                                     $   9,374,815       $   25,814,721       $   23,759,654
                                                           ==================  ===================  ===================

Premiums and policyholders fees earned                         $  36,810,937       $   40,145,373       $   37,714,366
                                                           ==================  ===================  ===================

Net investment income                                          $   8,945,280      $     9,850,083       $   10,022,658
                                                           ==================  ===================  ===================

Interest credited to policyholders                             $   6,089,860      $     6,614,176      $     6,645,716
                                                           ==================  ===================  ===================

Claims and other benefits and
change in future policy benefits                               $  21,029,905       $   25,897,415       $   24,160,144
                                                           ==================  ===================  ===================

Increase in deferred acquisition costs                         $   3,317,523      $     2,257,617      $     2,945,672
                                                           ==================  ===================  ===================

Commissions and other operating costs and expenses             $  23,153,921       $   22,760,319       $   20,147,286
                                                           ==================  ===================  ===================
