Form 10-K/A
period 1997-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1998-04-29
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10K/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Dividends

      The Company has neither declared nor paid dividends on its Common Stock and no such dividends are likely in the foreseeable future. Any future decision to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, the ability of the Company to pay cash dividends, if and when it should wish to do so, may depend on the ability of its subsidiaries to pay dividends to the Company. See "Regulation Dividend and Distribution Restrictions."

      ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, the related notes thereto and the auditors' report thereon and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below as of, and for each of the years ended December 31, 1993 through 1995 are derived from the consolidated financial statements of the Company, which have been audited and reported upon by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data presented below as of and for each of the years ended December 31, 1996 and 1997, have been audited and reported upon by Ernst & Young LLP, independent certified public accountants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".



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

      For the year ended December 31, 1997, the Company earned net income after Federal income taxes of $2,119,000 ($0.18 per share) compared to $104,000 ($0.01 per share) in the prior year. Operating income before Federal income taxes amounted to $3,211,000 for the year ended December 31, 1997 compared to $373,000 in the prior year. In September, 1997, the Company sold AmeriFirst

Insurance Company, an inactive insurance company, to an unaffiliated third party, for $3,379,000 and realized a pretax gain of $569,000 ($376,000 after tax or $0.03 per share).

      Revenues. Total revenues decreased approximately $2,057,000 to approximately $51,330,000 for the year ended December 31, 1997, compared to total revenues of approximately $53,387,000 in the prior year, which decrease is primarily attributable to the Company's decision to restructure its operations and exit certain product lines (See "Business - Restructuring Activity").

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

      Net investment income of the Company increased $173,000 to $10,023,000 for the year ended December 31, 1997, compared to $9,850,000 in the prior year. Realized gains on investments amounted to $1,133,000 for the year ended December 31, 1997 compared to $240,000 in the prior year. Included in the 1997 amount is the $569,000 gain realized on the sale of AmeriFirst Insurance Company to an unaffiliated third party.

      Other revenue

      Fee income amounted to $2,368,000 for the year ended December 31, 1997, a decrease of $503,000 from the $2,871,000 amount for the prior year. This decrease is the result of the cancellation of WorldNet's Ontario Blue Cross contract in 1996. The amortization of deferred revenue amounted to $93,000 for the year ended December 31, 1997, compared to $280,000 in the prior year.
This $187,000 decrease is the result of the full amortization of the deferred revenue generated by the reinsurance of the major medical business on June 30, 1995, which agreement was terminated by the reinsurer on December 31, 1996 (See "Business - Reinsurance Ceded").

      Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $4,895,000 to $48,119,000 for the year ended December 31, 1997, compared to $53,014,000 in the prior year.

      Claims and other benefits decreased $324,000 to $23,719,000 for the year ended December 31, 1997 compared to $24,043,000 in the prior year. The increase in net claims on the business assumed from First National amounted to $6,454,000, while net claims on the senior market accident and health increased $775,000. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $1,067,000 to $2,169,000. (This increase corresponds to the $1,137,000 increase in retained premiums.) In addition, claims on the non-marketed accident and health products increased $367,000 in 1997.

      These increases of $8,663,000 were offset by decreases in the claims incurred on the terminated businesses (NAIU - $4,219,000; New York State DBL - $3,712,000; group dental - $903,000). The remaining decrease of $154,000 represents a decrease in life insurance claims.

      The change in reserves for the year ended December 31, 1997 amounted to an increase of $441,000 compared to an increase of $1,855,000 in the prior year period generating a decrease of $1,414,000. Included in the 1996 change in reserves is $256,000 generated by the NAIU accident pool business that the Company has exited. Interest credited to policyholders increased $32,000 to $6,646,000.

      The change in deferred acquisition costs increased $688,000 for the year ended December 31, 1997 compared to 1996. The amount of acquisition costs capitalized increased $1,670,000 from $5,042,000 in 1996 to $6,712,000 in 1997.
This increase is the result of the increase in new premium production in the year ended December 31, 1997 compared to the prior year. The amortization of deferred acquisition costs increased $982,000 from $2,784,000 in 1996 to $3,766,000 in 1997. This increase is the result of the increase in the asset balance. In the year ended December 31, 1997, the Company amortized $112,000 of the goodwill generated in the First National acquisition.

      Commissions increased $5,009,000 in the year ended December 31, 1997 to $21,089,000, compared to $16,080,000 in the prior year. This increase is the direct result of the $34,528,000 increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $9,296,000 for the year ended December 31, 1997 to $20,300,000, compared to $11,004,000 in the prior year. This increase is the direct result of the $36,960,000 increase in reinsurance premium ceded discussed above and reduces the amounts of commissions and expenses capitalized for deferred acquisition costs.
      Other operating costs and expenses increased $1,674,000 in the year ended December 31, 1997 to $19,358,000, compared to $17,684,000 in the prior year. The non-insurance companies expenses decreased $280,000 to $2,594,000 for the year ended December 31, 1997 as a result of the decrease in expenses incurred at WorldNet - Miami.

      The insurance companies' expenses amounted to $16,764,000 for the year ended December 31, 1997 compared to $14,810,000 in the prior year, an increase of $1,954,000. Expenses incurred administrating the recently acquired business from First National amounted to $4,258,000, while premium taxes increased $768,000. These increases totaled $5,026,000 and were offset by the decrease in new business expenses of $318,000, general overhead of the insurance companies of $1,145,000 and expenses incurred by the NAIU pool of $1,609,000.

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

            Incorporated by reference to Exhibit 10(g) to Form 10K for 1996.

      10 (h) Credit agreement between Registrant and Chase Manhattan Bank, dated
             December 10, 1997 is filed herwith as exhibit 10 (h).

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

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1997

                                                                      1995                1996               1997
                                                                -----------------   -----------------  -----------------

Cash flows from operating activities:
Net income                                                        $   2,641,822       $     103,875      $   2,119,408
Adjustments to reconcile net income to net cash
used by operating activities:
Deferred income taxes                                                                       269,017          1,091,818
                                                                              -
Change in reserves for future policy benefits                          (575,449)          3,526,269         (3,997,414)
Change in policy and contract claims                                   (158,474)                            (2,713,062)
                                                                                            677,167
Change in deferred policy acquisition costs                          (3,317,523)         (2,257,617)        (2,945,673)
Change in deferred revenue                                             (244,202)           (280,336)
                                                                                                               (93,212)
Amortization of present value of future profits
                                                                        204,564                   -                  -
Amortization of goodwill
                                                                              -                   -            111,819
Change in policy loans                                                 (111,995)           (746,103)          (589,250)
Change in accrued investment income                                    (260,817)           (427,870)          (368,951)
Change in reinsurance balances                                       (4,596,165)        (11,773,467)        (4,963,108)
Change in due and unpaid premium                                     (1,194,152)            114,812          2,269,874
Realized gains on investments                                          (673,868)           (240,075)        (1,132,520)
Other, net                                                            2,205,013           1,125,463          4,336,972
                                                                -----------------   -----------------  -----------------
Net cash used by operating activities                                (6,081,246)         (9,908,865)        (6,873,299)
                                                                -----------------   -----------------  -----------------

Cash flows from investing activities:
Proceeds from sale of fixed maturities available for sale            50,442,336          18,329,599         35,962,815
Proceeds from redemption of fixed maturities held to maturity           928,180
                                                                                                  -                  -
Proceeds from redemption of fixed maturities available for            8,049,240          25,436,976          9,029,804
sale
Proceeds from redemption of fixed maturities held to maturity         2,210,089
                                                                                                  -                  -
Cost of fixed maturities purchased available for sale               (68,529,621)        (48,466,456)       (37,932,859)
Cost of fixed maturities purchased held to maturity                    (795,741)
                                                                                                  -                  -
Change in amounts held in trust for reinsurer                                                               (5,154,802)
                                                                              -                   -
Proceeds from sale of equity securities                                                     506,250            337,022
                                                                              -
Cost of equity securities purchased                                                        (501,250)          (689,802)
                                                                              -
Change in other invested assets                                                                             (1,367,882)
                                                                         76,571             269,702
Proceeds from sale of subsidiary, net of cash held                                                           2,020,496
                                                                              -                   -
Purchase of business, net of cash acquired                                                1,685,010         (4,080,033)
                                                                              -

                                                                -----------------   -----------------  -----------------
Net cash used by investing activities                                (7,618,946)         (2,740,169)        (1,875,241)
                                                                -----------------   -----------------  -----------------


Cash flows from financing activities:
Net proceeds from issuance of common stock                            1,355,465             202,263            274,020
Proceeds from the issuance of Series C Preferred Stock                                                       4,838,356
                                                                              -                   -
Increase in policyholder account balances                             9,831,827          15,930,118         10,546,733
Change in short-term debt                                                                                     (800,000)
                                                                              -                   -
Increase in loan payable                                                                                     3,500,000
                                                                              -                   -
Change in notes payable                                              (1,618,062)           (369,698)
                                                                                                                     -
                                                                -----------------   -----------------  -----------------
Net cash provided from financing activities                           9,569,230          15,762,683         18,359,109
                                                                -----------------   -----------------  -----------------

Net (decrease) increase in cash and cash equivalents                 (4,130,962)          3,113,649          9,610,569
                                                                -----------------   -----------------  -----------------

Cash and cash equivalent at beginning of year                        16,420,763          12,289,801         15,403,450
                                                                -----------------   -----------------  -----------------
Cash and cash equivalent at end of year                            $ 12,289,801        $ 15,403,450       $ 25,014,019
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

         Common Stock

         The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1996 and 1997 were 7,149,221, and 7,325,860, respectively. During the years ended December 31, 1995, 1996 and 1997, the Company issued 781,242, 191,689 and
176,639 shares, respectively, of its common stock.

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
