Form 10-Q
period 1998-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1998-05-15
CIK 709878

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549



                                          FORM 10-Q



                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                             For The Period Ended March 31, 1998
                                   Commission File #0-11321



                              UNIVERSAL AMERICAN FINANCIAL CORP.
                    (Exact name of registrant as specified in its charter)


                           NEW YORK                   11-2580136
                      ---------------------------------------------------
                     (State of Incorporation) (I.R.S. Employer I.E. No.)


               Six International Drive, Suite 190, Rye Brook, NY 10573
               ------------------------------------------------------------
                  (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (914) 934-5200


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X           No

        The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of April 30, 1998 were 7,478,684 and 666,381, respectively.

                              UNIVERSAL AMERICAN FINANCIAL CORP.
                                           FORM 10-Q

                                           CONTENTS




                                                                  Page No.


PART I - FINANCIAL INFORMATION


        Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997                                               3

        Consolidated Statements of Operations for the
         three months ended March 31,1998  and March 31, 1997                4

        Consolidated Statements of Cash Flows for the three months
          ended March 31,1998 and March 31,1997                              5

        Notes to Consolidated Financial Statements                        6-10

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11-14



PART II - OTHER INFORMATION                                                 15


        Signature                                                           15

                              UNIVERSAL AMERICAN FINANCIAL CORP.
                                  CONSOLIDATED BALANCE SHEETS


                                                                       March 31,       December 31,
                                                                          1998             1997
                                                                      -------------    -------------
                                                                       (unaudited)
ASSETS
Investments
  Cash and cash equivalents                                           $ 21,858,334      $25,014,019
  Fixed maturities available for sale, at fair value
   (amortized cost $121,694,141 and $121,119,346, respectively)        124,548,987      123,585,708
  Equity securities, at fair value (cost $945,604 and                      981,101          945,116
$987,081,respectively)
  Policy loans                                                           7,306,001        7,185,014
  Property tax liens                                                        70,963          136,713
  Mortgage loans                                                         6,387,476        2,562,008
                                                                      -------------    -------------
    Total investments                                                  161,152,862      159,428,578

Accrued investment income                                                3,869,440        3,357,624
Deferred policy acquisition costs                                       21,045,628       20,832,060
Amounts due from reinsurers                                             86,747,228       76,576,040
Due and unpaid premiums                                                    665,391          548,271
Deferred income tax asset                                                        -          105,413
Goodwill                                                                 4,470,093        4,508,596
Present value of future profits                                          1,662,292        1,281,807
Other assets                                                             6,694,583        5,936,947
                                                                      -------------    -------------
    Total assets                                                       286,307,517      272,575,336
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances                                          146,618,776      145,085,687
Reserves for future policy benefits                                     44,306,482       38,327,612
Policy and contract claims - life                                        1,391,924        1,167,213
Policy and contract claims - health                                     26,749,418       22,592,441
Loan payable                                                             3,325,000        3,500,000
Amounts due to reinsurers                                               18,770,543       17,769,695
Deferred tax liability                                                     202,580                -
Deferred revenues                                                          248,906          264,745
Other liabilities                                                       12,664,501       12,743,775
                                                                      -------------    -------------
    Totals liabilities                                                 254,278,130      241,451,168
                                                                      -------------    -------------
Series C Preferred Stock (51,680 issued and outstanding,                 5,168,000        5,168,000
respectively
                                                                      -------------    -------------
Redemption accrual on Series C Preferred Stock                             358,146          249,790
                                                                      -------------    -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series B Preferred Stock (400 issued and outstanding,                    4,000,000        4,000,000
respectively)
Common stock (20,000,000 authorized, 7,417,957 and 7,325,860
issued and outstanding, respectively)                                       74,179           73,259
Common stock warrants (668,381 and 668,481 authorized, issued and                -                -
  outstanding, respectively)
Additional paid-in capital                                              16,239,510       15,992,497
Accumulated other comprehensive income                                     965,852          841,620
Retained earnings                                                        5,223,700        4,799,002
                                                                      -------------    -------------
    Total stockholders' equity                                          26,503,241       25,706,378
                                                                      -------------    -------------
    Total liabilities and stockholders' equity                        $286,307,517     $272,575,336
                                                                      =============    =============

                      See notes to unaudited consolidated financial statements

                               UNIVERSAL AMERICAN FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                            Three Months Ended March 31,
                                                               1998              1997
                                                          ---------------   ---------------
REVENUES:
Total premium and policyholder fees
   Gross premium and policyholder fees earned              $   31,405,191    $   24,594,393
   Reinsurance premiums assumed                                   203,508            89,542
   Reinsurance premiums ceded                                 (21,124,418)      (14,975,242)
                                                          ---------------   ---------------
   Net premium and policyholder fees earned                    10,484,281         9,708,693
   Net investment income                                        2,708,238         2,498,243
   Realized gains (losses) on investments                         (26,563)           41,509
   Fee income                                                     632,921           612,951
   Amortization of deferred revenue                                15,839            23,303
                                                          ---------------   ---------------
          Total revenues                                       13,814,716        12,884,699
                                                          ---------------   ---------------

BENEFITS, CLAIMS AND EXPENSES:
   Increase in future policy benefits                             319,875           119,104
   Claims and other benefits                                    6,888,484         6,208,397
   Interest credited to policyholders                           1,742,876         1,544,908
   Increase in deferred acquisition costs                        (486,035)         (741,348)
   Amortization of present value of future profits                 56,709                 -
   Amortization of goodwill                                        38,503            27,955
   Commissions                                                  5,149,828         4,500,759
   Commission and expense allowances on reinsurance            (5,881,505)       (4,367,536)
ceded
   Other operating costs and expenses                           5,211,567         5,032,832
                                                          ---------------   ---------------
          Total benefits, claims and other deductions          13,040,302        12,325,071
                                                          ---------------   ---------------
Operating income before taxes                                     774,414           559,628
Federal income tax expense                                        241,361           190,013
                                                          ---------------   ---------------
Net income                                                        533,053           369,615
Redemption accrual on Series C preferred stock                    108,356                 -
                                                          ---------------   ---------------
Net income applicable to
  common shareholders                                     $       424,697     $     369,615
                                                          ===============   ===============

Earnings per common share:
  Basic                                                   $          0.06    $         0.05
                                                          ===============    ===============
  Diluted                                                 $          0.04    $         0.03
                                                          ===============   ===============


                      See notes to unaudited consolidated financial statements

                               UNIVERSAL AMERICAN FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                            1998             1997
                                                                        -------------    -------------

Cash flows from operating activities:

Net income                                                              $     533,053    $     369,615

Adjustments to reconcile net income to net cash
 used by operating activities:
  Deferred income taxes                                                       241,361          190,013
  Change in reserves for future policy benefits                             2,411,454          124,231
  Change in policy and contract claims                                      1,241,688       (4,056,763)
  Change in deferred policy acquisition costs                                (486,035)        (741,354)
  Change in deferred revenue                                                  (15,839)         (23,303)
  Amortization of present value of future profits                              56,709                -
  Amortization of goodwill                                                     38,503           27,955
  Change in policy loans                                                     (120,987)        (127,195)
  Change in accrued investment income                                        (511,816)        (385,625)
  Change in reinsurance balances                                           (6,605,844)      (2,102,860)
  Change in due and unpaid premium                                           (117,120)       1,253,037
  Realized (gains) losses on investments                                       26,563          (41,509)
  Other, net                                                                 (756,014)         819,114
                                                                        -------------     -------------
Net cash used by operating activities                                      (4,064,324)      (4,694,644)
                                                                        -------------    -------------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                   123,817        4,961,298
  Proceeds from redemption of fixed maturities available for sale           3,385,994        1,983,800
  Cost of fixed maturities purchased available for sale                    (4,164,824)     (10,008,099)
  Change in amounts held in trust for reinsurer                            (1,184,489)      (1,020,867)
  Proceeds from sale of equity securities                                     192,260                -
  Cost of equity securities purchased                                        (180,638)        (510,817)
  Change in other invested assets                                            (327,236)          12,870
  Purchase of business, net of cash acquired                                1,457,733                -
                                                                        -------------    -------------
Net cash used by investing activities                                        (697,383)      (4,581,815)
                                                                        -------------    -------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                  247,933          143,476
  Increase (decrease) in policyholder account balances                      1,533,089         (605,411)
  Principal payment on notes payable                                         (175,000)               -
                                                                        -------------    -------------
Net cash provided from (used by) financing activities                       1,606,022         (461,935)
                                                                        -------------    -------------

Net decrease in cash and cash equivalents                                  (3,155,685)      (9,738,394)
                                                                        -------------    -------------

Cash and cash equivalents at beginning of period                           25,014,019       15,403,450
                                                                        -------------    -------------
Cash and cash equivalents at end of period                              $  21,858,334    $   5,665,056
                                                                        =============    =============

Supplemental cash flow information:

  Cash paid during the period for interest                              $      87,358    $      18,014
                                                                        =============    =============
  Cash paid during the period for income taxes                          $           -    $      61,515
                                                                        =============    =============


                      See notes to unaudited consolidated financial statements

                               UNIVERSAL AMERICAN FINANCIAL CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal American Financial Corp. ("UHCO") and its subsidiaries (collectively the "Company"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), WorldNet Services Corp. ("WorldNet") and Quincy Coverage Corp. ("Quincy").

        The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior years' financial statements to conform with current period classifications.

        In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The adoption of Statement 131 will not affect results of operations or financial position.

        As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

        The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                  1998              1997
                                              -------------     --------------

         Net income                               $533,053        $   369,615
         Unrealized gain (loss) on                 124,232         (1,354,635)
         securities
                                              -------------     --------------

         Comprehensive income                     $657,285         $ (985,020)
                                              =============     ==============

2.      Recent Reinsurance Transaction

        Dallas General Life Insurance Company

        On March 19, 1998, the Company acquired a $12.6 million block of annual premiums in force of Medicare Supplement business from Dallas General, effective January 1, 1998. This business was assumed by American Pioneer, which assumption was approved by the Texas and Florida Departments of Insurance. The Dallas General block has approximately 10,000 policies in force produced by approximately 400 agents, all in Texas. In addition, the principals of Dallas General have entered into a contract to continue to produce business for American Pioneer through an agency relationship. In connection with this acquisition, American Pioneer entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer. For the three months ended March 31, 1998, net premium earned on this block amounted to $815,286.


3.      Federal Income Taxes

        The Company files a consolidated return for Federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated Federal income tax return.

4.      Earnings Per Share

        The Company adopted FASB Statement No. 128, "Earnings per Share", ("Statement No. 128") as of December 31, 1997 and restated the prior period earnings per share ("EPS") amounts. Statement No. 128 replaced primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B and C Preferred Stock outstanding during the year. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended March 31, 1998 and 1997 follows:


                                                    For the Three Months Ended March 31, 1998
                                                   --------------------------------------------
                                                      Income          Shares        Per Share
                                                   (Numerator)     (Denominator)      Amount
                                                   -------------   --------------   -----------
    Net income
                                                     $533,053


    Redemption accrual on Series C Preferred
    Stock                                             (108,356)
                                                   -------------

    Basic EPS

    Net income applicable to common
    shareholders                                       424,697        7,417,957     $     0.06
                                                                                    ===========

    Effect of Dilutive Securities
    Series B Preferred Stock
                                                                      1,777,777
    Series C Preferred Stock
                                                       108,356        2,176,001
    Non-registered warrants
                                                                      2,015,760
    Registered warrants
                                                                        668,481
    Incentive stock options
                                                                        296,000
    Director stock option
                                                                         16,000

    Treasury stock purchased from proceeds of
    exercise
      of options and warrants                                        (1,211,574)
                                                   -------------   --------------

    Diluted EPS
    Net income applicable to common
      Shareholders plus assumed conversions           $533,053      13,156,402      $     0.04
                                                   =============   ==============   ===========



                                                    For the Three Months Ended March 31, 1997
                                                   --------------------------------------------
                                                      Income          Shares        Per Share
                                                   (Numerator)     (Denominator)      Amount
                                                   -------------   --------------   -----------

    Net income                                        $369,615

    Redemption accrual on Series C Preferred
    Stock                                                    -

    Basic EPS
                                                   -------------
    Net income applicable to common shareholders       369,615      7,204,210      $    0.05
                                                                                    ===========

    Effect of Dilutive Securities
    Series B Preferred Stock
                                                                      1,777,777
    Series C Preferred Stock                                                  -
    Non-registered warrants
                                                                      2,015,760
    Registered warrants
                                                                        668,481
    Incentive stock options
                                                                        415,000
    Director stock option
                                                                          9,000

    Treasury stock purchased from proceeds of
    exercise
      of options and warrants                                        (1,442,842)
                                                   -------------   --------------

    Diluted EPS
    Net income applicable to common
      Shareholders plus assumed conversions           $369,615      10,647,386      $     0.03
                                                   =============   ==============   ===========


5.      Investments

        As of March 31, 1998 and December 31, 1997, all fixed maturity securities are classified as available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.


                                                          March 31, 1998
                                --------------------------------------------------------------------
                                                         Gross            Gross
                                     Amortized         Unrealized       Unrealized        Fair
Classification                         Cost              Gains            Losses          Value
----------------------------    ------------------ ------------------- ------------- ---------------
US Treasury securities
  And obligations of
  US government                       $ 9,899,834          $  242,670    $ (15,266)    $ 10,127,238
Corporate debt securities              52,989,519           1,808,588     (213,781)      54,584,326
Mortgage-backed securities             58,804,788           1,644,411     (611,776)      59,837,423
                                ------------------ ------------------- ------------- ---------------
                                    $ 121,694,141    $      3,695,669    $(840,823)    $124,548,987
                                ================== =================== ============= ===============



                                                       December 31, 1997
                                -----------------------------------------------------------------
                                                        Gross           Gross
                                     Amortized        Unrealized     Unrealized        Fair
Classification                         Cost             Gains          Losses          Value
----------------------------    ------------------ ------------------------------- --------------
US Treasury securities
  and obligations of
  US government                     $  10,821,981       $   224,552    $ (20,088)   $ 11,026,445
Corporate debt securities              52,427,251         1,668,511     (261,644)     53,834,118
Mortgage-backed securities             57,870,114         1,506,116     (651,085)     58,725,145
                                ------------------ ----------------- -------------- --------------
                                   $  121,119,346    $     3,399,179   $  (932,817)   $123,585,708
                                ================== ================= ============== ==============


        The amortized cost and fair value of fixed maturities at March 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized            Fair
                                                  Cost              Value
                                             ---------------    --------------
         Due in 1 year or less                 $  3,844,280       $ 3,842,550
         Due after 1 year through 5 years        27,015,451        27,644,915
         Due after 5 years through 10 years      16,107,279        16,826,925
         Due after 10 years                      12,886,010        13,239,486
         Mortgage-backed securities              61,841,121        62,995,111
                                             ---------------    --------------
                                               $121,694,141       $124,548,987
                                             ===============    ==============


6.      Series C Preferred Stock

                The Company has outstanding 51,680 shares (par value $100) of Series C Preferred Stock. Unless converted or called earlier, the Series C Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption accrual is not payable upon any conversion. No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. For the three months ended March 31, 1998, $108,356 of redemption accruals was accumulated and cumulatively as of March 31, 1998, $358,146 of redemption accruals has been accumulated.


7.      Stockholders' Equity

        Preferred Stock

        The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 52,080 shares issued and outstanding at March 31, 1998 and December 31, 1997, respectively, of which 400 shares are Series B and 51,680 shares are Series C (see Note 6 for a discussion of Series C Preferred Stock).

        Series B Preferred Stock

        The Company has 400 shares of Series B Preferred Stock issued and outstanding, with a The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holder of the Series B Preferred Stock may require the Company to redeem it if the Company engages in certain defined transactions. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria.

        Common Stock

        The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at March 31, 1998 and December 31, 1997 were 7,417,957, and 7,325,860, respectively. During the three months ended March 31, 1998, the Company issued 92,097 of its common stock.

        Common Stock Warrants

        The Company had 668,381 common stock warrants issued and outstanding at March 31, 1998 and 668,481 issued and outstanding at December 1997, which are registered under the Securities Exchange Act of 1934. At March 31, 1998 and December 31, 1997, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

                              MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   OF FINANCIAL CONDITION AND
                                      RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report and are also contained in the 1997 Form 10-K.

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

Liquidity and Capital Resources

        Parent Company

        In December, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3,500,000 five-year, secured term loan and during the three months ended March 31, 1998, the Company began the repayment of the loan by making a principal payment of $175,000. The loan agreement calls for interest at the London Interbank Offered Rate ("LIBOR") plus 200 basis points. However, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for a three year period. During the three months ended March 31, 1998, the Company paid $87,000 in interest for the period December 4, 1997 to March 31, 1998. The Company believes that the cash flow from WorldNet will be able to sufficiently service the installment payments required by the loan agreement.

        Insurance Subsidiaries

        American Progressive, American Pioneer and American Exchange are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirement of American Progressive, American Pioneer and American Exchange as of March 31, 1998, for the maintenance of authority to do business, was $2,500,000, $2,618,725 and $770,000 respectively, but substantially more than such minimum amounts are needed to support the current level of the Company's operations. At

March 31, 1998 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $9,849,000, $10,754,000 and $4,301,000 respectively

        At March 31, 1998, the investment portfolios of the life insurance subsidiaries included cash and cash equivalents totaling $17,119,000, as well as, fixed maturity securities carried at their fair values which amounted to $124,549,000 and equity securities carried at fair values which amounted to $981,000, that could be readily converted to cash. The fair value of these liquid investments totaled more than $142,649,000 and constituted approximately 89% of the insurance subsidiaries' investments at March 31, 1998.

        Investments

        The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates, such laws generally prescribe the nature, quality of, and limitations on, various types of investments that may be made. The Company currently engages the services of an unaffiliated investment advisor, Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction and management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors.

        The Company has invested in a limited number of non-investment grade securities that provide higher yields than investment grade securities. As of March 31, 1998 and December 31, 1997, the Company held unrated or less-than-investment grade corporate debt securities of approximately $2,470,000 and $2,616,000, respectively. These holdings amounted to 1.5% of total investments and 0.9% of total assets at March 31, 1998 compared to 1.6% of total investments and 1.0% of total assets at December 31, 1997. The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

        At March 31, 1998, all of the Company's investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk.


Results of Operations

        Three Months Ended March 31, 1998

        For the three months ended March 31, 1998, the Company earned net income after Federal income taxes of $533,000 ($0.04 per diluted share) compared to $370,000 ($0.03 per diluted share) in the year ago period. Operating income before Federal income taxes amounted to $774,000 for the three months ended March 31, 1998 compared to $560,000 in the year ago period.

        Revenues. Total revenues increased approximately $930,000 to approximately $13,815,000 for the three months ended March 31, 1998, compared to total revenues of approximately $12,885,000 in the year ago period. This increase is primarily related to the Company's acquisitions of American Exchange Life Insurance Company in December 1997 and Dallas General Life Insurance Company's Medicare Supplement block of business effective January 1, 1998. In the three months ended March 31, 1998, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $31,609,000, a $6,925,000 increase over the $24,684,000 amount in the year ago period. This gross premium increase is significantly attributable to the premiums received on the policies acquired with American Exchange and assumed from Dallas General, which premiums amounted to $7,793,000. In addition, the gross premiums on the Company's currently marketed programs increased as follows:


         Product                                    Premium Increase      Premium Earned
         ------------------------------------       ------------------    ----------------
         Senior market accident and health                 $1,929,000          $3,884,000
         Senior market life insurance                         292,000             740,000
         Specialty life insurance                             187,000             271,000
         Specialty medical                                    458,000           1,024,000
         Group life insurance                                   7,000             862,000
                                                    ------------------    ----------------
         Totals                                            $2,873,000          $6,781,000
                                                    ==================    ================

        These increases were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:


         Product                                     Premium Decrease      Premium Earned
         ------------------------------------        -------------------   ----------------
         First National assumed business                     $1,927,000        $12,317,000
         Non-marketed life insurance                             38,000          1,869,000
         Non-marketed accident & health                          68,000          2,849,000
         Group dental insurance                               1,708,000                  -
                                                     -------------------   ----------------
         Totals                                              $3,741,000        $17,035,000
                                                     ===================   ================

        In continuation of its restructuring activity, the Company executed an agreement with an unaffiliated insurer to reinsure 100% of its group dental block of business effective September 1, 1997. The Company will continue to perform the administration on the business for a fee. At September 1, 1997, the in force group dental premium amounted to $7.8 million.

        While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended March 31, 1998 amounted to $21,124,000, a $6,149,000 increase from the year ago period amount of $14,975,000 as follows:


                                                     Increase (Decrease)
         Product                                     In Premiums Ceded         Premium Ceded
         ------------------------------------        --------------------      ----------------
         Business acquired
               American Exchange                              $3,897,000            $3,897,000
               Dallas General                                  2,423,000             2,423,000
         Senior market accident and health                       893,000             1,699,000
         Senior market life insurance                             78,000               354,000
         Specialty life insurance                                 92,000               218,000
         Specialty medical                                       401,000               921,000
         First National assumed business                      (1,688,000)            9,928,000
         Other lines                                              53,000             1,684,000
                                                     --------------------      ----------------
         Totals                                               $6,149,000           $21,124,000
                                                     ====================      ================

        Net investment income of the Company increased $210,000 to $2,708,000 for the three months ended March 31, 1998, compared to $2,498,000 in the year ago period. This increase is attributable to the increase in invested assets outstanding during the three month period in 1998 compared to 1997. Realized gains (losses) on investments amounted to a loss of $27,000 for the three months ended March 31, 1998 compared to a gain of $42,000 in the year ago period.

        Fee income amounted to $633,000 for the three months ended March 31, 1998, an increase of $20,000 over the $613,000 amount for the year ago period. The amortization of deferred revenue amounted to $16,000 for the three months ended March 31, 1998 compared to $23,000 in the year ago period.

        Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $715,000 to $13,040,000 for the three months ended March 31, 1998, compared to $12,325,000 in the year ago period.

        Claims and other benefits increased $680,000 to $6,888,000 for the three months ended March 31, 1998 compared to $6,208,000 in the year ago period. The change in reserves for the three months ended March 31, 1998 amounted to an increase of $320,000 compared to an increase of $119,000 in the year ago period generating a variance of $201,000. These increases in claims and change in reserves are the result of the $775,000 increase in net premiums earned for the three months ended March 31, 1998 discussed above.

        Interest credited to policyholders increased $198,000 to $1,742,000, which increase is the result of more interest sensitive account values in force, primarily from the sale of the Asset Enhancer product.

        The change in deferred acquisition costs decreased by $255,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The amount of acquisition costs capitalized increased $217,000 from $1,668,000 in the 1997 period to $1,885,000 in the 1998 period and represents primarily an increase in commissions paid in the generation of new business. Non commission expenses deferred decreased $86,000 to $695,000 in the 1998 period compared to $781,000 in the 1997 period. The overall increase in capitalized costs is the result of the increase in new premium production in the three months ended March 31, 1998 compared to the year ago period. The amortization of deferred acquisition costs increased $473,000 from $926,000 in 1997 to $1,399,000 in 1998. This increase is the result of the increase in the asset balance. In the three months ended March 31, 1998, the Company amortized $38,000 of goodwill generated in the acquisitions of First National ($28,000) and American Exchange ($10,000). In the three months ended March 31, 1998, the Company amortized $57,000 of present value of future profits generated in the acquisitions of American Exchange ($45,000) and Dallas General ($11,000).

        Commissions increased $649,000 in the three months ended March 31, 1998 to $5,150,000, compared to $4,501,000 in the year ago period. This increase is the direct result of the $6,925,000 increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $1,514,000 in the three months ended March 31, 1998 to $5,882,000, compared to $4,368,000 in the year ago period. This increase is the direct result of the $6,149,000 increase in reinsurance premium ceded discussed above.

        Other operating costs and expenses increased $179,000 in the three months ended March 31, 1998 to $5,212,000, compared to $5,033,000 in the year ago period. The insurance companies' expenses amounted to $4,346,000 for the three months ended March 31, 1998 compared to $4,634,000 in the year ago period, an increase of $189,000. This increase is primarily the result of expenses incurred at American Exchange, which was not owned by the Company in the 1997 period. The non-insurance companies' expenses decreased $10,000 to $677,000 for the three months ended March 31, 1998. This decrease is the result of a $100,000 decrease in expenses incurred at WorldNet, offset by the increase in expenses incurred by the Parent Company of $90,000, which increase is primarily the interest expense on the new loan outstanding.

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






Date:  May 14, 1998