Form 10-Q
period 1998-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1998-08-13
CIK 709878

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549



                                          FORM 10-Q



                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                              For The Period Ended June 30, 1998
                                   Commission File #0-11321



                              UNIVERSAL AMERICAN FINANCIAL CORP.
                    (Exact name of registrant as specified in its charter)


                           NEW YORK                   11-2580136
                      ----------------------   ------------------------
                     (State of Incorporation) (I.R.S. Employer I.E. No.)


                        Six International Drive, Suite 190, Rye Brook, NY 10573
                     (Address of principal executive offices) (Zip Code)


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

        The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of July 31, 1998 were 7,615,759 and 663,081, respectively.

                              UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                           CONTENTS




                                                                       Page No.


PART I - FINANCIAL INFORMATION


        Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997                                                3

        Consolidated Statements of Operations for the six months
         ended June 30, 1998 and June 30, 1997                                4

        Consolidated Statements of Operations for the three months
         ended June 30, 1998 and June 30, 1997                                5

        Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and June 30,1997                                 6

        Notes to Consolidated Financial Statements                         7-13

        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14-20



PART II - OTHER INFORMATION                                                  21


        Signature                                                            21

                              UNIVERSAL AMERICAN FINANCIAL CORP.
                                 CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      December 31,
                                                                         1998          1997
                                                                      ------------  ------------
                                                                      (unaudited)
ASSETS
Investments
  Cash and cash equivalents                                           $18,924,346  $ 25,014,019
  Fixed maturities available for sale, at fair value (amortized
   cost $123,619,385 and $121,119,346, respectively)                  126,752,120   123,585,708
  Equity securities, at fair value (cost $987,045 and                     974,127       945,116
   $987,081,respectively)
  Policy loans                                                          7,216,387     7,185,014
  Property tax liens                                                       70,963       136,713
  Mortgage loans                                                        4,873,256     2,562,008
                                                                      ------------  ------------
    Total investments                                                 158,811,199   159,428,578

Accrued investment income                                               3,759,391     3,357,624
Deferred policy acquisition costs                                      22,058,166    20,832,060
Amounts due from reinsurers                                            88,689,916    76,576,040
Due and unpaid premiums                                                   667,668       548,271
Deferred income tax asset                                                       -       105,413
Goodwill                                                                4,431,590     4,508,596
Present value of future profits                                         1,605,583     1,281,807
Other assets                                                            8,287,077     5,936,947
                                                                      ------------  ------------
    Total assets                                                      288,310,590   272,575,336
                                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances                                         155,332,649   145,085,687
Reserves for future policy benefits                                    39,731,420    38,327,612
Policy and contract claims - life                                       1,764,271     1,167,213
Policy and contract claims - health                                    22,982,643    22,592,441
Loan payable                                                            3,150,000     3,500,000
Amounts due to reinsurers                                              17,917,228    17,769,695
Deferred income tax liability                                             681,508             -
Deferred revenues                                                         233,067       264,745
Other liabilities                                                      13,459,712    12,743,775
                                                                      ------------  ------------
    Total liabilities                                                 255,252,498   241,451,168
                                                                      ------------  ------------

Series C Preferred Stock (Issued and outstanding, 51,680 and            5,168,000     5,168,000
 51,680, respectively)                                                ------------  ------------
Redemption accrual on Series C Preferred Stock                            466,502       249,790
                                                                      ------------  ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series B Preferred Stock (Issued and outstanding 400 and 400,
 respectively)                                                          4,000,000     4,000,000
Common stock (Authorized, 20,000,000 issued and outstanding
 7,488,184 and 7,325,860 respectively)                                     74,882        73,259

Common stock warrants (Authorized, issued and outstanding 667,381
and 668,481, respectively)                                                     -             -

Additional paid-in capital                                             16,396,025    15,992,497
Accumulated other comprehensive income                                  1,027,739       841,620
Retained earnings                                                       5,924,944     4,799,002
                                                                      ------------  ------------
    Total stockholders' equity                                         27,423,590    25,706,378
                                                                      ------------  ------------
    Total liabilities, Series C preferred stock, redemption
     accrual on Series C preferred stock and stockholders' equity    $288,310,590   $272,575,336
                                                                      ============  ============

                      See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                 Six Months Ended June 30,
                                                                   1998          1997
                                                                -----------   -----------
    Revenues:
    Total premium and policyholder fees
       Gross premium and policyholder fees earned               $63,680,168   $48,961,072
       Reinsurance premiums assumed                                 439,996       176,024
       Reinsurance premiums ceded                               (42,808,210)  (29,478,447)
                                                                -----------   -----------
       Net premium and policyholder fees earned                  21,311,954   19,658,649
       Net investment income                                      5,369,475    5,017,283
       Realized gains on investments                                216,775      145,455
       Fee income                                                 1,215,659    1,291,499
       Amortization of deferred revenue                              31,678       46,606
                                                                -----------   -----------
              Total revenues                                     28,145,541   26,159,492
                                                                -----------   -----------

    Benefits, claims and expenses:
       Increase in future policy benefits                           764,950       29,420
       Claims and other benefits                                 14,522,561   12,530,379
       Interest credited to policyholders                         3,533,614    3,055,932
       Increase in deferred acquisition costs                    (1,639,628)  (1,409,355)
       Amortization of present value of future profits              113,418            -
       Amortization of goodwill                                      77,006       55,909
       Commissions                                               13,015,982    9,357,565
       Commission and expense allowances on reinsurance ceded   (14,590,433)  (8,687,518)
       Other operating costs and expenses                        10,313,746    9,958,272
                                                                -----------   -----------
              Total benefits, claims and other deductions        26,111,216   24,890,604
                                                                -----------   -----------
    Operating income before taxes                                 2,034,325    1,268,888
    Federal income tax expense                                      691,670      431,423
                                                                -----------   -----------
    Net income                                                    1,342,655      837,465
    Redemption accrual on Series C Preferred Stock                  216,712       55,200
                                                                ===========   ===========
    Net income applicable to common shareholders
                                                                $ 1,125,943   $  782,265
                                                                ===========   ===========

    Earnings per common share:

      Basic                                                     $      0.15   $     0.11
                                                                ===========   ===========
      Diluted                                                   $      0.10   $     0.07
                                                                ===========   ===========

                      See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended June 30,
                                                                 1998          1997
                                                               ----------   -----------
Revenues:
Total premium and policyholder fees
   Gross premium and policyholder fees earned                 $32,274,977  $24,366,679
   Reinsurance premiums assumed                                   236,488       86,482
   Reinsurance premiums ceded                                 (21,683,792) (14,503,205)
                                                               ----------   -----------
   Net premium and policyholder fees earned                    10,827,673    9,949,956
   Net investment income                                        2,661,237    2,519,040
   Realized gains on investments                                  243,338      103,946
   Fee income                                                     582,738      678,548
   Amortization of deferred revenue                                15,839       23,303
                                                               ----------   -----------
          Total revenues                                       14,330,825   13,274,793
                                                               ----------   -----------

Benefits, claims and expenses:
   Increase (decrease) in future policy benefits                  445,075      (89,684)
   Claims and other benefits                                    7,634,077    6,321,982
   Interest credited to policyholders                           1,790,738    1,511,024
   Increase in deferred acquisition costs                      (1,153,593)    (668,007)
   Amortization of present value of future profits                 56,709            -
   Amortization of goodwill                                        38,503       27,954
   Commissions                                                  7,866,154    4,856,806
   Commission and expense allowances on reinsurance ceded      (8,708,928)  (4,319,982)
   Other operating costs and expenses                           5,102,179    4,925,440
                                                               ----------   -----------
          Total benefits, claims and other deductions          13,070,914   12,565,533
                                                               ----------   -----------
Operating income before taxes                                   1,259,911      709,260
Federal income tax expense                                        450,309      241,410
                                                               ----------   -----------
Net income                                                        809,602      467,850
Redemption accrual on Series C Preferred Stock                    108,356       55,200
                                                               ----------   -----------
Net income applicable to common shareholders                   $  701,246   $  412,650
                                                               ==========   ===========

Earnings per common share:
  Basic                                                        $     0.09   $     0.06
                                                               ==========   ===========

  Diluted                                                      $     0.06   $     0.04
                                                               ==========   ===========

                      See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six Months Ended June 30,
                                                                       1998          1997
                                                                    -----------   -----------
Cash flows from operating activities:
Net income                                                         $ 1,342,655    $  837,465
Adjustments to reconcile net income to net cash used by
 operating activities:
  Deferred income taxes                                                691,670       431,423
  Change in reserves for future policy benefits                       (783,601)   (2,160,795)
  Change in policy and contract claims                              (2,152,740)   (5,138,311)
  Change in deferred policy acquisition costs                       (1,639,627)   (1,409,355)
  Change in deferred revenue                                           (31,678)      (46,606)
  Amortization of present value of future profits                      113,418             -
  Amortization of goodwill                                              77,006        55,909
  Change in policy loans                                               (31,373)     (251,116)
  Change in accrued investment income                                 (401,767)      (71,510)
  Change in reinsurance balances                                    (8,672,653)   (1,155,202)
  Change in due and unpaid premium                                    (119,397)    1,292,364
  Realized gains on investments                                       (216,775)     (145,455)
  Other, net                                                        (1,608,091)    2,851,354
                                                                    -----------   -----------
Net cash used by operating activities                               (13,432,953)  (4,909,835)
                                                                    -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale         13,229,218    20,900,642
  Proceeds from redemption of fixed maturities available for sale    2,449,780     4,024,026

  Cost of fixed maturities purchased available for sale            (17,975,832)  (26,652,146)
  Change in amounts held in trust by reinsurer                      (2,303,753)   (2,358,963)
  Change in amounts held for reinsurer                                (989,937)   (1,754,276)
  Proceeds from sale of equity securities                              343,102        95,396
  Cost of equity securities purchased                                 (356,128)     (724,552)
  Change in other invested assets                                    1,186,984    (1,346,182)
  Purchase of business, net of cash acquired                         1,457,733             -
                                                                    -----------   -----------
Net cash used by investing activities                               (2,958,833)   (7,816,055)
                                                                    -----------   -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                           405,151       170,425
Net proceeds from insurance of Series C Preferred Stock                      -     3,833,426
  Increase (decrease) in policyholder account balances              10,246,962     4,054,132
  Principal payment on notes payable                                  (350,000)            -
                                                                    -----------   -----------
Net cash provided from financing activities                         10,302,113     8,057,983
                                                                    -----------   -----------

Net decrease in cash and cash equivalents                           (6,089,673)   (4,667,907)

Cash and cash equivalents at beginning of period                    25,014,019    15,403,450
                                                                    -----------   -----------
Cash and cash equivalents at end of period                          $18,924,346   $10,735,543
                                                                    ===========   ===========
Supplemental cash flow information:

  Cash paid during the period for interest                          $  141,094    $    37,292
                                                                    ===========   ===========
  Cash paid during the period for income taxes                      $        -    $    61,515
                                                                    ===========   ===========


                    See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal American Financial Corp. ("Universal" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), WorldNet Services Corp. ("WorldNet") and Quincy Coverage Corp.
("Quincy").

        The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance and will be implemented by the Company starting with December, 1998 financial statements. The financial information to be reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The adoption of Statement 131 will not affect results of operations or financial position.

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

        The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                                     For the Six Months
                                                      Ended June 30,
                                             ---------------------------------

                                                 1998              1997
                                             -------------     --------------

         Net income                            $1,342,655        $   837,465
         Unrealized gain on securities            186,119            172,803
                                             -------------     --------------

         Comprehensive income                  $1,528,774         $1,010,268
                                             =============     ==============

 The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                                     For the Three Months
                                                       Ended June 30,
                                        --------------------------------------
                                                1998                  1997
                                        ----------------     -----------------

          Net income                          $809,602          $   467,850
          Unrealized gain on securities         61,887            1,527,438
                                       ----------------     -----------------

          Comprehensive income                $871,489           $1,995,288
                                       ================     =================



2.      Recent Acquisitions

        Dallas General Life Insurance Company

        On March 19, 1998, the Company acquired a $12.6 million block of annual premiums in force of Medicare Supplement business from Dallas General, effective January 1, 1998. This business was assumed by American Pioneer, with the approval of the Texas and Florida Departments of Insurance. The Dallas General block has approximately 10,000 policies in force produced by approximately 400 agents, all in Texas. In addition, the principals of Dallas General have entered into a contract to continue to produce business for American Pioneer through an agency relationship. In connection with this acquisition, American Pioneer entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer. For the six months ended June 30, 1998, net premium earned on this block amounted to $1,704,903.

3.      Federal Income Taxes

        The Company files a consolidated return for Federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated Federal income tax return.

4.      Earnings Per Share

        The Company adopted FASB Statement No. 128, "Earnings per Share", ("Statement No. 128") as of December 31, 1997 and restated the prior period earnings per share ("EPS") amounts. Statement No. 128 replaced primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B and C Preferred Stock outstanding during the year. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the six months ended June 30, 1998 and 1997 is as follows:



                                                  For the Six Months Ended June 30, 1998
                                                --------------------------------------------
                                                   Income          Shares        Per Share
                                                (Numerator)     (Denominator)      Amount
                                                -------------   --------------   -----------
Net income                                       $1,342,655
Less: Redemption accrual on Series C
  Preferred Stock                                  (216,712)
                                                -------------

Basic EPS
Net income applicable to common shareholders      1,125,943        7,442,146      $    0.15
                                                                                 ===========
Effect of Dilutive Securities
Series B Preferred Stock                                           1,777,777
Series C Preferred Stock                            216,712        2,176,000
Non-registered warrants                                            2,015,760
Registered warrants                                                  667,381
Incentive stock options                                              293,000
Director stock option                                                 24,000
Treasury stock purchased from proceeds of
  options and warrants                                            (1,248,607)
                                                -------------   --------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions          $1,342,655       13,147,457      $    0.10
                                                =============   ==============   ===========




                                                  For the Six Months Ended June 30, 1997
                                                --------------------------------------------
                                                   Income          Shares        Per Share
                                                (Numerator)     (Denominator)      Amount
                                                -------------   --------------   -----------
Net income                                         $837,465
Less: Redemption accrual on Series C
  Preferred Stock                                   (55,200)
                                                -------------
Basic EPS
Net income applicable to common shareholders        782,265        7,284,824     $     0.11
                                                                                 ===========
Effect of Dilutive Securities
Series B Preferred Stock                                           1,777,777
Series C Preferred Stock                             55,200          579,649
Non-registered warrants                                            2,015,760
Registered warrants                                                  668,481
Incentive stock options                                              415,000
Director stock option                                                  9,000
Treasury stock purchased from proceeds of
  options and warrants                                            (1,445,342)
                                                -------------   --------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions            $837,465       11,305,149     $     0.07
                                                =============   ==============   ===========

     A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended June 30, 1998 and 1997 is as follows:


                                                                 For the Three Months Ended June 30, 1998
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                      $809,602
Less: Redemption accrual on Series C Preferred Stock            (108,356)
                                                           ---------------

Basic EPS
Net income applicable to common shareholders                     701,246            7,466,336        $     0.09
                                                                                                   =============

Effect of Dilutive Securities
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                         108,356            2,176,000
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   667,381
Incentive stock options                                                               293,000
Director stock option                                                                  24,000
Treasury stock purchased from proceeds of                                          (1,283,717)
  options and warrants
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                         $809,602           13,136,537        $     0.06
                                                           ===============    =================    =============



                                                                 For the Three Months Ended June 30, 1997
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                      $467,850
Less: Redemption accrual on Series C Preferred Stock             (55,200)
                                                           ---------------

Basic EPS
Net income applicable to common shareholders                     412,650            7,287,949        $     0.06
                                                                                                   =============

Effect of Dilutive Securities
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                          55,200            1,159,298
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   668,481
Incentive stock options                                                               415,000
Director stock option                                                                   9,000
Treasury stock purchased from proceeds of                                          (1,445,342)
  options and warrants
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                         $467,850           11,887,923        $     0.04
                                                           ===============    =================    =============


5.      Investments

        As of June 30, 1998 and December 31, 1997, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in stockholders' equity.

                                                           June 30, 1998
                                --------------------------------------------------------------------
                                                         Gross            Gross
                                     Amortized         Unrealized       Unrealized        Fair
Classification                         Cost              Gains            Losses          Value
----------------------------    ------------------ ------------------- ------------- ---------------
US Treasury securities
  and obligations of
  US government                      $ 10,296,076          $  275,676    $ (13,415)    $ 10,558,337
Corporate debt securities              55,459,257           1,718,929     (151,804)      57,026,382
Mortgage-backed securities             57,864,052           1,720,614     (417,265)      59,167,401
                                ------------------ ------------------- ------------- ---------------
                                     $123,619,385          $3,715,219    $(582,484)    $126,752,120
                                ================== =================== ============= ===============






                                                       December 31, 1997
                                -----------------------------------------------------------------
                                                        Gross           Gross
                                     Amortized        Unrealized     Unrealized        Fair
Classification                         Cost             Gains          Losses          Value
----------------------------    ------------------ ------------------------------- --------------
US Treasury securities
  and obligations of
  US government                       $10,821,981        $  224,552    $ (20,088)   $ 11,026,445
Corporate debt securities              52,427,251         1,668,511     (261,644)     53,834,118
Mortgage-backed securities             57,870,114         1,506,116     (651,085)     58,725,145
                                ------------------ ------------------ ------------ --------------
                                     $121,119,346        $3,399,179    $(932,817)   $123,585,708
                                ================== ================= ============= ==============

        The amortized cost and fair value of fixed maturities at June 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized            Fair
                                                  Cost              Value
                                             ---------------    --------------
         Due in 1 year or less                  $ 4,703,888      $  4,703,497
         Due after 1 year through 5 years        24,159,205        24,672,934
         Due after 5 years through 10 years      20,807,993        21,616,979
         Due after 10 years                      13,269,469        13,644,967
         Mortgage-backed securities              60,678,830        62,113,743
                                             ---------------    --------------
                                               $123,619,385      $126,752,120
                                             ===============    ==============

6.      Series C Preferred Stock

                The Company has outstanding 51,680 shares (par value $100) of Series C Preferred Stock. Unless converted or called earlier, the Series C Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption accrual is not payable upon any conversion. No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. For the six months ended June 30, 1998 and 1997 $216,712 and $55,200 of redemption accruals was accumulated, respectively, and cumulatively as of June 30, 1998, $466,502 of redemption accruals has been accumulated.

7.      Stockholders' Equity

        Preferred Stock

        The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 52,080 shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively, of which 400 shares are Series B and 51,680 shares are Series C (see Note 6 for a discussion of Series C Preferred Stock).




        Series B Preferred Stock

The Company has 400 shares of Series B Preferred Stock issued and outstanding, with a par value of $10,000 per share, which are held by Wand/Universal Investments L.P. I and II ("Wand"). The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holders of the Series B Preferred Stock may not require the Company to redeem it unless the Company engages in certain defined transactions. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria


        Common Stock

        The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at June 30, 1998 and December 31, 1997 were 7,488,184, and 7,325,860, respectively. During the six months ended June 30, 1998, the Company issued 162,324 shares of its common stock for $405,151.

        Common Stock Warrants

        The Company had 667,381 common stock warrants issued and outstanding at June 30, 1998 and 668,481 issued and outstanding at December 1997, which are registered under the Securities Exchange Act of 1934. At June 30, 1998 and December 31, 1997, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

8.       Intercompany Sale of American Pioneer

        When American Pioneer was acquired in 1993, it became a wholly-owned subsidiary of American Progressive. Pursuant to an agreement, dated June, 1996, between Universal and American Progressive, Universal was obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15,800,000. Under the terms of the agreement, the purchase was to be implemented in segments with the purchase price of the shares included in each segment being paid one half in cash and one half in five-year debentures, The debentures are payable by Universal to American Progressive with interest at 8.5% per annum..

        The first segments of the unstacking were consummated in September and December of 1997. In the aggregate for 1997, Universal acquired 75% of American Pioneer from American Progressive for $11,850,000 consisting of $5,925,000 in cash and $5,925,000 in debentures.

        In May 1998, Universal purchased the remaining 25% of American Pioneer for $3,950,000 consisting of $1,975,000 in cash and $1,975,000 in debentures.

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

Liquidity and Capital Resources

        Parent Company

        In December, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3,500,000 five-year, secured term loan and during the six months ended June 30, 1998, the Company began the repayment of the loan by making principal payments totaling $350,000. The loan agreement calls for interest at the London Interbank Offered Rate ("LIBOR") plus 200 basis points. However, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for a three year period. During the six months ended June 30, 1998, the Company paid $155,000 in interest for the period December 4, 1997 to June 30, 1998. The Company believes that the cash flow from WorldNet will be able to sufficiently service the installment payments required by the loan agreement.

        Insurance Subsidiaries

        American Progressive, American Pioneer and American Exchange (the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of June 30, 1998, for the maintenance of authority to do business, were $2,500,000, $2,696,000 and $770,000 respectively, but substantially more than such minimum amounts are needed to support the current level of the
Company's operations. At June 30, 1998 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $9,785,000, $10,411,000 and $4,236,000 respectively

        At June 30, 1998, the investment portfolios of the insurance subsidiaries included cash and short-term investments totaling $18,147,000, as well as fixed maturity securities carried at their fair values which amounted to $126,752,000 and equity securities carried at fair values which amounted to $974,000, that could be readily converted to cash. The fair value of these liquid investments totaled more than $145,873,000 and constituted approximately 92% of the insurance subsidiaries' investments at June 30, 1998.

        Investments

        The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet the payment of policy benefit and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates; such laws generally prescribe the nature, quality of, and limitations on, various types of investments that may be made. The Company currently engages the services of an unaffiliated investment advisor, Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction and management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors.

        The Company has invested in a limited number of non-investment grade securities that provide higher yields than investment grade securities. As of June 30, 1998 and December 31, 1997, the Company held unrated or less-than-investment grade corporate debt securities of approximately $2,120,000 and $2,616,000, respectively. These holdings amounted to 1.3% of total investments and 0.7% of total assets at June 30, 1998 compared to 1.6% of total investments and 1.0% of total assets at December 31, 1997.

        At June 30, 1998, all of the Company's investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk.

Results of Operations

        Six Months Ended June 30, 1998

        For the six months ended June 30, 1998, the Company earned net income after Federal income taxes of $1,343,000 ($0.10 per diluted share) compared to $837,000 ($0.07 per diluted share) in the year ago period. Operating income before Federal income taxes amounted to $2,034,000 for the six months ended June 30, 1998 compared to $1,269,000 in the year ago period.

        Revenues. Total revenues increased approximately $1,986,000 to approximately $28,146,000 for the six months ended June 30, 1998 compared to total revenues of approximately $26,160,000 in the year ago period. In the six months ended June 30, 1998, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $64,110,000, a $14,983,000 increase over the $49,137,000 amount in 1997. This gross premium increase is primarily related to the Company's acquisitions of the stock of American Exchange Life Insurance Company in December 1997 and a Medicare Supplement block of business from Dallas General Life Insurance Company effective January 1, 1998, which premiums, in total, amounted to $14,822,000. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:



         Product                                  Premium Increase         1998 Total
                                                                         Premium Earned
         ------------------------------------    -------------------    ------------------
         Senior market accident and health               $4,353,000            $9,113,000
         Senior market life insurance                       497,000             1,528,000
         Specialty life insurance                           313,000               687,000
         Specialty medical                                1,501,000             2,862,000
         Group life insurance                                13,000             1,713,000
                                                 -------------------    ------------------
         Totals                                          $6,677,000           $15,903,000
                                                 ===================    ==================

        These increases totaled $21,499,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:


         Product                                  Premium Decrease         1998 Total
                                                                         Premium Earned
         ------------------------------------    -------------------   -------------------
         First National assumed business                 $2,674,000           $24,033,000
         Non-marketed life insurance                        291,000             3,587,000
         Non-marketed accident & health                      86,000             5,775,000
         Group dental insurance                           3,465,000                     -
                                                 -------------------   -------------------
         Totals                                          $6,516,000           $33,395,000
                                                 ===================   ===================

        In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. The Company will continue to perform the administration on the business for a fee.

        While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the six months ended June 30, 1998 amounted to $42,808,000, a $13,330,000 increase from the 1997 amount of $29,478,000. Details of the changes in reinsurance premiums ceded is as follows:

                                                           Premium               1998 Total
         Product                                     Increase (Decrease)        Premium Ceded
         ------------------------------------        --------------------      ----------------
         Business acquired
               American Exchange                             $ 7,634,000           $ 7,634,000
               Dallas General                                  4,340,000             4,340,000
         Senior market accident and health                     2,122,000             4,115,000
         Senior market life insurance                            147,000               753,000
         Specialty life insurance                                164,000               505,000
         Specialty medical                                     1,317,000             2,554,000
         First National assumed business                      (2,400,000)           19,336,000
         Other lines                                               6,000             3,571,000
                                                     --------------------      ----------------
         Totals                                              $13,330,000           $42,808,000
                                                     ====================      ================

        Net investment income of the Company increased $352,000 to $5,369,000 for the six months ended June 30, 1998, compared to $5,017,000 in the year ago period. This increase is attributable to the increase in invested assets outstanding during the six month period in 1998 compared to 1997. Realized gains on investments amounted to $217,000 for the six months ended June 30, 1998 compared to a gain of $145,000 in the year ago period.

        Fee income amounted to $1,216,000 for the six months ended June 30, 1998, a decrease of $76,000 from the $1,292,000 amount for the year ago period. The amortization of deferred revenue amounted to $32,000 for the six months ended June 30, 1998 compared to $46,000 in the year ago period.

        Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $1,221,000 to $26,111,000 for the six months ended June 30, 1998, compared to $24,890,000 in the year ago period.

        Claims and other benefits increased $1,992,000 to $14,522,000 for the six months ended June 30, 1998 compared to $12,530,000 in the year ago period. The change in reserves for the six months ended June 30, 1998 amounted to an increase of $765,000 compared to an increase of $29,000 in the year ago period generating a variance of $736,000. These increases in claims and change in reserves are the result of the $1,653,000 increase in net premiums earned for the six months ended June 30, 1998 discussed above.

        Interest credited to policyholders increased $478,000 to $3,534,000, which increase is the result of more interest sensitive account values in force, primarily from the sale of the Asset Enhancer product.

        The change in deferred acquisition costs increased by $230,000 for the six months ended June 30, 1998 compared to 1997. The amount of acquisition costs capitalized increased $693,000 from $3,342,000 in 1997 to $4,035,000 in 1998 and represents primarily an increase in commissions paid in the generation of new business. Non-commission expenses deferred increased $362,000 to $1,794,000 in 1998 compared to $1,433,000 in 1997. The overall increase in capitalized costs is the result of the increase in new premium production in the six months ended June 30, 1998 compared to the year ago period. The amortization of deferred acquisition costs increased $463,000 from $1,933,000 in 1997 to $2,396,000 in 1998. This increase is the result of the increase in the asset balance. In the six months ended June 30, 1998, the Company amortized $77,000 of goodwill generated in the acquisitions of First National ($56,000) and American Exchange ($21,000). In the six months ended June 30, 1998, the Company amortized $113,000 of present value of future profits generated in the acquisitions of American Exchange and Dallas General.

        Commissions increased $3,658,000 in the six months ended June 30, 1998 to $13,016,000, compared to $9,358,000 in the year ago period. This increase is the direct result of the $14,983,000 increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $5,902,000 in the six months ended June 30, 1998 to $14,590,000, compared to $8,688,000 in the year ago period. This increase is the direct result of the $13,330,000 increase in reinsurance premium ceded discussed above.

        Other operating costs and expenses increased $356,000 in the six months ended June 30, 1998 to $10,314,000, compared to $9,958,000 in the year ago period. The insurance companies' expenses amounted to $8,752,000 for the six months ended June 30, 1998 compared to $8,573,000 in the year ago period, an increase of $179,000. This increase is the result of an increase of expenses incurred in generating new business ($362,000) and the result of expenses incurred at American Exchange ($407,000), which was not owned by the Company in the 1997 period. These increases were offset by decreases in expenses incurred on exited businesses ($141,000) and the decrease in the general overhead incurred at the insurance companies ($449,000). The non-insurance companies' expenses increased $176,000 to $1,562,000 for the six months ended June 30, 1998. This increase is the result of additional expenses incurred by the Parent Company of $292,000, which is primarily the interest expense on the new loan outstanding and increased activity of the public company operations in 1998 relative to 1997. This increase was offset by a decrease of $116,000 in expenses incurred at WorldNet Miami.

Results of Operations

        Three Months Ended June 30, 1998

        For the three months ended June 30, 1998, the Company earned net income after Federal income taxes of $810,000 ($0.06 per diluted share) compared to $468,000 ($0.04 per diluted share) in the year ago period. Operating income before Federal income taxes amounted to $1,260,000 for the three months ended June 30, 1998 compared to $709,000 in the year ago period.

        Revenues. Total revenues increased approximately $1,056,000 to approximately $14,331,000 for the three months ended June 30, 1998, compared to total revenues of approximately $13,275,000 in the year ago period. In the three months ended June 30, 1998, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $32,511,000, a $8,058,000 increase over the $24,453,000 amount in 1997. This gross premium increase is primarily related to the Company's acquisitions of the stock of American Exchange Life Insurance Company in December 1997 and a Medicare Supplement block of business from Dallas General Life Insurance Company effective January 1, 1998, which premiums, in total, amounted to $7,029,000 for the three month period ended June 30, 1998. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:

                                                                            1998 Total
         Product                                    Premium Increase      Premium Earned
         ------------------------------------      -------------------    ----------------
         Senior market accident and health                 $2,424,000          $5,229,000
         Senior market life insurance                         205,000             789,000
         Specialty life insurance                             125,000             416,000
         Specialty medical                                  1,043,000           1,839,000
         Group life insurance                                   6,000             851,000
                                                   -------------------    ----------------
         Totals                                            $3,803,000          $9,124,000
                                                   ===================    ================

        These increases totaled $10,832,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                            1998 Total
         Product                                    Premium Decrease      Premium Earned
         ------------------------------------      -------------------  -------------------
         First National assumed business                     $747,000          $11,716,000
         Non-marketed life insurance                          253,000            1,719,000
         Non-marketed accident & health                        17,000            2,923,000
         Group dental insurance                             1,757,000                    -
                                                   -------------------  -------------------
         Totals                                            $2,774,000          $16,358,000
                                                   ===================  ===================

        In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997.

        While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended June 30, 1998 amounted to $21,684,000, a $7,181,000 increase from the 1997 amount of $14,503,000. Details of the changes in reinsurance premiums ceded is as follows:


                                                           Premium               1998 Total
         Product                                     Increase (Decrease)        Premium Ceded
         ------------------------------------        --------------------      ----------------
         Business acquired
           American Exchange                                  $3,737,000           $ 3,737,000
           Dallas General                                      1,917,000             1,917,000
         Senior market accident and health                     1,229,000             2,416,000
         Senior market life insurance                             67,000               399,000
         Specialty life insurance                                 72,000               287,000
         Specialty medical                                       916,000             1,634,000
         First National assumed business                        (712,000)            9,409,000
         Other lines                                             (45,000)            1,885,000
                                                     --------------------      ----------------
         Totals                                               $7,181,000           $21,684,000
                                                     ====================      ================

        Net investment income of the Company increased $142,000 to $2,661,000 for the three months ended June 30, 1998, compared to $2,519,000 in the year ago period. This increase is attributable to the increase in invested assets outstanding during the three month period in 1998 compared to 1997. Realized gains on investments amounted to $243,000 for the three months ended June 30, 1998 compared to a gain of $104,000 in the year ago period.

        Fee income amounted to $583,000 for the three months ended June 30, 1998, a decrease of $96,000 over the $679,000 amount for the year ago period. The amortization of deferred revenue amounted to $16,000 for the three months ended June 30, 1998 compared to $23,000 in the year ago period.

        Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $505,000 to $13,070,000 for the three months ended June 30, 1998, compared to $12,565,000 in the year ago period.

        Claims and other benefits increased $1,312,000 to $7,634,000 for the three months ended June 30, 1998 compared to $6,322,000 in the year ago period. The change in reserves for the three months ended June 30, 1998 amounted to an increase of $445,000 compared to an decrease of $90,000 in the year ago period generating a variance of $535,000. These increases in claims and change in reserves are the result of the $878,000 increase in net premiums earned for the three months ended June 30, 1998 discussed above.

        Interest credited to policyholders increased $280,000 to $1,791,000, which increase is the result of more interest sensitive account values in force, primarily from the sale of the Asset Enhancer product.

        The change in deferred acquisition costs increased by $485,000 for the three months ended June 30, 1998 compared to 1997. This increase is the result of the increase in new premium production in the three months ended June 30, 1998 compared to the year ago period. In the three months ended June 30, 1998, the Company amortized $38,000 of goodwill generated in the acquisitions of First National ($28,000) and American Exchange ($10,000). In the three months ended June 30, 1998, the Company amortized $57,000 of present value of future profits generated in the acquisitions of American Exchange ($45,000) and Dallas General ($11,000).

        Commissions increased $3,009,000 in the three months ended June 30, 1998 to $7,866,000, compared to $4,857,000 in the year ago period. This increase is the direct result of the $8,058,000 increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $4,389,000 in the three months ended June 30, 1998 to $8,709,000, compared to $4,320,000 in the year ago period. This increase is the direct result of the $7,181,000 increase in reinsurance premium ceded discussed above.

        Other operating costs and expenses increased $178,000 in the three months ended June 30, 1998 to $5,102,000, compared to $4,925,000 in the year ago period. The insurance companies' expenses amounted to $4,217,000 for the three months ended June 30, 1998 compared to $4,227,000 in the year ago period, a decrease of $10,000. This decrease is the result of decreases in the general overhead incurred at the insurance companies ($414,000) offset by an increase of expenses incurred in generating new business ($404,000). The non-insurance companies' expenses increased $187,000 to $885,000 for the three months ended June 30, 1998. This increase is the result of the increase in expenses incurred by the Parent Company of $216,000, which increase is primarily the interest expense on the new loan outstanding and increased activity of the public company operations in 1998 relative to 1997. This increase was offset by a decrease of $29,000 in expenses incurred at WorldNet Miami.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters of Vote of Security Holders.

The company held its annual meeting of stockholders on May 28, 1998 at which two matters were voted upon.

1.       Election of Directors:
        Marvin Barasch, Mark Harmeling and Bertram Harnett were re-elected as directors to serve until annual meeting of stockholders in the year 2001 and Robert F. Wright was elected as director to serve until the annual meeting of stockholders in the year 2000. In addition to these elected directors, the following directors continue to serve as directors of the
        Company: Richard Barasch, Harry B. Henshel and Patrick J. McLaughlin (term expires in 2000); Michael A. Barasch, David F. Bolger, Walter L. Harris and Richard Veed (terms expire in 1999).


2. Adoption of the 1998 Incentive Compensation Plan. The 1998 Incentive Compensation Plan as described in the 1998 proxy statement, was approved at the meeting as follows:

                              Votes           Percent
                          --------------      ---------
           For                7,563,535          67.7%
           Against              216,393           1.9%
           Abstain               43,304           0.4%
           No Vote            3,353,584          30.0%
                          --------------      ---------
                             11,176,816         100.0%
                          ==============      =========

Item 7. Financial Statements and Exhibits.

3 (a). Restated Certificate of Incorporation, filed with the Secretary of State of New York on April 29, 1998 is filed herewith as exhibit 1.


SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIVERSAL AMERICAN FINANCIAL CORP.

                                            By:  /S/ Robert A. Waegelein
                                                 ------------------------
                                                   Robert A. Waegelein
                                                   Senior Vice President
                                                   Chief Financial Officer

Date:  August 13, 1998