Form 10-Q
period 1998-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1998-11-16
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For The Period Ended September 30, 1998
                            Commission File #0-11321



                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


                           NEW YORK                   11-2580136
                    -----------------------   --------------------------
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

                                 Yes   X           No

        The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of October 31, 1998 were 7,638,057 and 658,231, respectively.

                             UNIVERSAL AMERICAN FINANCIAL CORP.
                                           FORM 10-Q

                                           CONTENTS




                                                                       Page No.


PART I - FINANCIAL INFORMATION


        Consolidated Balance Sheets at September 30, 1998
          and December 31, 1997                                              3

        Consolidated Statements of Operations for the nine months ended
         September 30, 1998 and September 30, 1997                           4

        Consolidated Statements of Operations for the three months ended
          September 30, 1998 and September 30, 1997                          5

        Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998 and September 30,1997                           6

        Notes to Consolidated Financial Statements                        7-13

        Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           14-21



PART II - OTHER INFORMATION                                                 22


        Signature                                                           22

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                            CONSOLIDATED BALANCE SHEETS

                                                                         September      December
                                                                            30,            31,
                                                                           1998           1997
                                                                        ------------   ------------
ASSETS                                                                  (unaudited)
Investments

  Cash and cash equivalents                                           $  11,694,481   $ 25,014,019
  Fixed maturities available for sale, at fair value (amortized cost
       $128,501,955 and $121,119,346, respectively)                     134,607,174    123,585,708
  Equity securities, at fair value (cost $1,163,842 and $987,081,
     respectively)                                                        1,095,926        945,116
  Policy loans                                                            7,205,592      7,185,014
  Property tax liens                                                         70,963        136,713
  Mortgage loans                                                          4,544,858      2,562,008
                                                                        ------------   ------------
    Total investments                                                   159,218,994    159,428,578
Accrued investment income                                                 4,015,660      3,357,624
Deferred policy acquisition costs                                        21,927,181     20,832,060
Amounts due from reinsurers                                              86,819,019     76,576,040
Due and unpaid premiums                                                     611,704        548,271
Deferred income tax asset                                                         -        105,413
Goodwill                                                                  4,393,087      4,508,596
Present value of future profits                                           1,613,200      1,281,807
Other assets                                                             10,383,797      5,936,947
                                                                        ------------   ------------
    Total assets                                                        288,982,642    272,575,336
                                                                        ============   ============

LIABILITIES, SERIES C PREFERRED STOCK, REDEMPTION ACCRUAL ON SERIES
C PREFERRED STOCK AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                           156,915,481    145,085,687
Reserves for future policy benefits                                      39,716,874     38,327,612
Policy and contract claims - life                                         2,248,296      1,167,213
Policy and contract claims - health                                      21,762,315     22,592,441
Loan payable                                                              5,000,000      3,500,000
Amounts due to reinsurers                                                15,621,042     17,769,695
Deferred income tax liability                                             1,582,604              -
Deferred revenues                                                           217,228        264,745
Other liabilities                                                        10,965,798     12,743,775
                                                                        ------------   ------------
    Total liabilities                                                   254,029,638    241,451,168
                                                                        ------------   ------------
Series C Preferred Stock (Issued and outstanding, 51,680 and 51,680,
respectively)                                                             5,168,000      5,168,000
                                                                        ------------   ------------
Redemption accrual on Series C Preferred Stock                              574,858        249,790
                                                                        ------------   ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Series B Preferred Stock (Issued and outstanding 400 and 400,
  respectively)                                                           4,000,000      4,000,000
Common stock (Authorized, 20,000,000 issued and outstanding
  7,633,507 and 7,325,860, respectively)                                     76,335         73,259
Common stock warrants (Authorized, issued and outstanding 658,281
  and 668,481, respectively)                                                      -              -
Additional paid-in capital                                               16,559,709     15,992,497
Accumulated other comprehensive income                                    2,085,534        841,620
Retained earnings                                                         6,488,568      4,799,002
                                                                        ------------   ------------
    Total stockholders' equity                                           29,210,146     25,706,378
                                                                        ------------   ------------
    Total liabilities, Series C preferred stock, redemption accrual
     on Series C preferred stock and stockholders' equity              $288,982,642   $272,575,336
                                                                        ============   ============



                     See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Nine Months Ended Sept. 30,
                                                                 1998           1997
                                                              -----------   --------------
Revenues:

    Gross premium and policyholder fees earned               $95,945,350    $ 73,773,391
    Reinsurance premiums assumed                                 657,519         266,158
    Reinsurance premiums ceded                                (64,763,193)   (44,196,036)
                                                              -----------   --------------
          Net premium and policyholder fees earned            31,839,676      29,843,513

    Net investment income                                      8,056,325       7,511,045
    Net realized gains on investments                            280,548         914,859
    Fee income                                                 1,989,789       1,850,043
    Amortization of deferred revenue                              47,517          69,909
                                                              -----------   --------------
           Total revenues                                     42,213,855      40,189,369
                                                              -----------   --------------
 Benefits, claims and expenses:

    Increase in future policy benefits                         2,069,093         439,466
    Claims and other benefits                                 20,656,621      19,143,562
    Interest credited to policyholders                         5,426,434       4,527,720
    Increase in deferred acquisition costs                    (2,813,933)     (2,106,368)
    Amortization of present value of future profits              130,801               -
    Amortization of goodwill                                     115,509          83,864
    Commissions                                               19,530,706      14,156,831
    Commission and expense allowances on reinsurance
     ceded                                                   (21,489,576)   (13,240,477)
    Other operating costs and expenses                        15,535,725      14,678,173
                                                              -----------   --------------
           Total benefits, claims and other deductions        39,161,380      37,682,771
                                                              -----------   --------------
 Operating income before taxes                                 3,052,475       2,506,598
 Federal income tax expense                                    1,037,842         852,243
                                                              -----------   --------------
 Net income                                                    2,014,633       1,654,355
 Redemption accrual on Series C Preferred Stock                  325,068         146,430
                                                              ===========   ==============

 Net income applicable to common shareholders                 $1,689,565     $ 1,507,925
                                                              ===========   ==============

 Earnings per common share:


   Basic                                                       $    0.23      $      0.21
                                                              ===========   ==============
   Diluted                                                     $    0.15      $      0.14
                                                              ===========   ==============

                   See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                               Three Months Ended Sept.
                                                                          30,
                                                                   1998          1997
                                                               -------------  ------------
Revenues:

   Gross premium and policyholder fees earned                 $ 32,265,182    $24,812,323
   Reinsurance premiums assumed                                    217,523         90,134
   Reinsurance premiums ceded                                  (21,954,983)   (14,717,593)
                                                               -------------  ------------
         Net premium and policyholder fees earned               10,527,722     10,184,864

   Net investment income                                          2,686,850     2,493,762
   Net realized gains on investments                                 63,773       769,404
   Fee income                                                       774,130       558,544
   Amortization of deferred revenue                                  15,839        23,303
                                                               -------------  ------------
          Total revenues                                         14,068,314    14,029,877
                                                               -------------  ------------
Benefits, claims and expenses:

   Increase (decrease) in future policy benefits                  1,304,143       410,046
   Claims and other benefits                                      6,134,060     6,613,183
   Interest credited to policyholders                             1,892,820     1,471,788
   Increase in deferred acquisition costs                       (1,174,305)     (697,013)
   Amortization of present value of future profits                   17,383            -
   Amortization of goodwill                                          38,503        27,955
   Commissions                                                    6,514,724     4,799,266
   Commission and expense allowances on reinsurance ceded       (6,899,143)   (4,552,959)
   Other operating costs and expenses                             5,221,979     4,719,901
                                                               -------------  ------------
          Total benefits, claims and other deductions            13,050,164    12,792,167
                                                               -------------  ------------

Operating income before taxes                                     1,018,150     1,237,710
Federal income tax expense                                          346,172       420,820
                                                               -------------  ------------
Net income                                                          671,978       816,890
Redemption accrual on Series C Preferred Stock                      108,356        91,230
                                                               -------------  ------------
Net income applicable to common shareholders                     $  563,622     $ 725,660
                                                               =============  ============

Earnings per common share:
  Basic                                                          $     0.07    $     0.10
                                                               =============   ============
  Diluted                                                        $     0.05    $      0.07
                                                               =============  ============



                      See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Nine Months Ended Sept. 30,
                                                                                         1998               1997
                                                                                    ----------------    -------------
Cash flows from operating activities:
Net income                                                                        $     2,014,633       $ 1,654,355
Adjustments to reconcile net income to net cash used by operating activities:

  Deferred income taxes                                                                 1,037,842           852,243
  Change in reserves for future policy benefits                                          (798,147)       (1,886,540)
  Change in policy and contract claims                                                 (2,889,043)       (5,365,445)
  Change in deferred policy acquisition costs                                          (2,813,933)       (2,106,368)
  Change in deferred revenue                                                              (47,517)          (69,909)
  Amortization of present value of future profits                                         130,801                 -
  Amortization of goodwill                                                                115,509            83,862
  Change in policy loans                                                                  (20,578)         (299,436)
  Change in accrued investment income                                                    (658,036)         (390,376)
  Change in reinsurance balances                                                         (935,097)        2,604,443
  Change in due and unpaid premium                                                        (63,433)        1,259,103
  Realized gains on investments                                                           (280,548)        (914,860)
  Other, net                                                                           (4,476,836)        4,534,259
                                                                                    ----------------    -------------
Net cash used by operating activities                                                  (9,684,383)          (44,669)
                                                                                    ----------------    -------------
Cash flows from investing activities:

  Proceeds from sale of fixed maturities available for sale                            19,428,930        26,008,608
  Proceeds from redemption of fixed maturities available for sale                       3,108,323         7,043,732
  Cost of fixed maturities purchased available for sale                               (29,622,727)      (31,434,282)
  Change in amounts held in trust by reinsurer                                         (3,413,068)       (4,112,556)
  Change in amounts held for reinsurer                                                 (1,769,221)       (2,788,769)
  Proceeds from sale of equity securities                                                 343,102          290,572
  Cost of equity securities purchased                                                    (532,922)        (876,207)
  Change in other invested assets                                                       1,515,382        (1,289,809)
  Change in amounts due from broker                                                    (1,751,523)           29,532

  (Purchase)/sale of business, net of cash (acquired)/held                             (2,562,824)        2,020,496
                                                                                    ----------------     -------------
Net cash used by investing activities                                                 (15,256,548)       (5,108,683)
                                                                                    ----------------    -------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                              570,288           211,345
  Net proceeds from insurance of Series C Preferred Stock                                       -         4,618,356
  Increase in policyholder account balances                                            11,829,794         5,058,610
  Change in reinsurance balances on policyholder account balances                      (2,278,689)       (2,477,857)
  Increase in loan payable                                                              1,850,000                 -
  Principal payment on notes payable                                                    ( 350,000)                -
                                                                                    ----------------    -------------
Net cash provided from financing activities                                            11,621,393         7,410,454
                                                                                    ----------------    -------------

Net (decrease)/increase in cash and cash equivalents                                  (13,319,538)        2,257,102

Cash and cash equivalents at beginning of period                                       25,014,019        15,403,450
                                                                                    ----------------    -------------
Cash and cash equivalents at end of period                                          $   11,694,481      $17,660,552
                                                                                    ================    =============

Supplemental cash flow information:

  Cash paid during the period for interest                                           $    200,523      $     56,557
                                                                                    ================    =============
  Cash paid during the period for income taxes                                      $           -       $    61,515
                                                                                    ================    =============


                See notes to unaudited consolidated financial statements

                                                      22
                       UNIVERSAL AMERICAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

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

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance and will be implemented by the Company starting with December, 1998 financial statements. The financial information to be reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets, and major customers. The adoption of Statement 131 will not affect results of operations or financial position.

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

        The components of comprehensive income, net of related tax, for the nine-month periods ended September 30, 1998 and 1997 are as follows:

                                                   For the Nine Months
                                                     Ended Sept. 30,
                                              -------------------------------
                                                  1998              1997
                                              -------------     -------------

        Net income                             $ 2,014,633      $   1,654,355
        Unrealized gain on securities            1,243,910          1,885,142
                                              -------------     -------------
        Comprehensive income                   $ 3,258,543      $   3,539,497
                                              =============     =============

        The components of comprehensive income, net of related tax, for the three-month periods ended September 30, 1998 and 1997 are as follows:

                                                   For the Three Months
                                                     Ended Sept. 30,
                                              -------------------------------
                                                  1998              1997
                                              -------------     -------------

        Net income                              $  671,978      $     816,890
        Unrealized gain on securities            1,057,791          1,712,339
                                              -------------     -------------
        Comprehensive income                   $ 1,729,769      $   2,529,229
                                              =============     =============

2.      Recent Reinsurance Transaction

        Dallas General Life Insurance Company

        On March 19, 1998, the Company acquired a $12.6 million block of annual premiums in force of Medicare Supplement business from Dallas General, effective January 1, 1998. This business was assumed by American Pioneer, with the approval of the Texas and Florida Departments of Insurance. The Dallas General block has approximately 10,000 policies in force produced by approximately 400 agents, all in Texas. In addition, the principals of Dallas General have entered into a contract to continue to produce business for American Pioneer through an agency relationship. In connection with this acquisition, American Pioneer entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer. For the nine months ended September 30, 1998, net premium earned on this block amounted to $2,081,258.

3.      Federal Income Taxes

        The Company files a consolidated return for Federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated Federal income tax return.

4.      Earnings Per Share

        The Company adopted FASB Statement No. 128, "Earnings per Share", ("Statement No. 128") as of December 31, 1997 and restated the prior period earnings per share ("EPS") amounts. Statement No. 128 replaced primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B and C Preferred Stock outstanding during the year. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the nine months ended September 30, 1998 and 1997 is as follows:


                                                 For the Nine Months Ended Sept. 30, 1998
                                                --------------------------------------------
                                                   Income          Shares        Per Share
                                                (Numerator)     (Denominator)      Amount
                                                -------------   --------------   -----------
Net income                                      $ 2,014,633
Less: Redemption accrual on Series C
Preferred Stock                                    (325,068)
                                                -------------

Basic EPS
Net income applicable to common shareholders      1,689,565        7,497,878         $ 0.23
                                                                                 ===========

Effect of Dilutive Securities
Series B Preferred Stock                                           1,777,777
Series C Preferred Stock                            325,068        2,176,000
Non-registered warrants                                            2,015,760
Registered warrants                                                  658,281
Incentive stock options                                              173,262
Director stock options                                                15,300
Treasury stock purchased from proceeds of
  options and warrants                                            (1,244,184)
                                                -------------   --------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions         $ 2,014,633       13,070,074         $ 0.15
                                                =============   ==============   ===========



                                                 For the Nine Months Ended Sept. 30, 1997
                                                --------------------------------------------
                                                   Income          Shares        Per Share
                                                (Numerator)     (Denominator)      Amount
                                                -------------   --------------   -----------
Net income                                       $1,654,355
Less: Redemption accrual on Series C
Preferred
  Stock                                            (146,430)
                                                -------------

Basic EPS
Net income applicable to common shareholders      1,507,925        7,234,510         $ 0.21
                                                                                 ===========

Effect of Dilutive Securities
Series B Preferred Stock                                           1,777,777
Series C Preferred Stock                            146,430        1,027,930
Non-registered warrants                                            2,015,760
Registered warrants                                                  668,481
Incentive stock options                                              415,000
Director stock option                                                  9,000
Treasury stock purchased from proceeds of
  options and warrants                                            (1,479,194)
                                                -------------   --------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions          $1,654,355       11,669,264         $ 0.14
                                                =============   ==============   ===========


        A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended September 30, 1998 and 1997 is as follows:


                                                 For the Three Months Ended Sept. 30, 1998
                                                --------------------------------------------
                                                   Income          Shares        Per Share
                                                (Numerator)     (Denominator)      Amount
                                                -------------   --------------   -----------
Net income                                      $   671,978
Less: Redemption accrual on Series C
Preferred
  Stock                                            (108,356)
                                                -------------

Basic EPS
Net income applicable to common shareholders        563,622        7,610,901         $ 0.07
                                                                                 ===========

Effect of Dilutive Securities
Series B Preferred Stock                                           1,777,777
Series C Preferred Stock                            108,356        2,176,000
Non-registered warrants                                            2,015,760
Registered warrants                                                  658,281
Incentive stock options                                              221,786
Director stock option                                                 15,300
Treasury stock purchased from proceeds of
  options and warrants                                            (1,267,535)
                                                -------------   --------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions         $   671,978       13,208,270         $ 0.05
                                                =============   ==============   ===========



                                                 For the Three Months Ended Sept 30, 1997
                                                --------------------------------------------
                                                   Income          Shares        Per Share
                                                (Numerator)     (Denominator)      Amount
                                                -------------   --------------   -----------
Net income                                      $   816,890
Less: Redemption accrual on Series C
Preferred
  Stock                                             (91,230)
                                                -------------

Basic EPS
Net income applicable to common shareholders        725,660        7,250,110         $ 0.10
                                                                                 ===========

Effect of Dilutive Securities
Series B Preferred Stock                                           1,777,777
Series C Preferred Stock                             91,230        1,917,474
Non-registered warrants                                            2,015,760
Registered warrants                                                  668,481
Incentive stock options                                              415,000
Director stock option                                                  9,000
Treasury stock purchased from proceeds of
  options and warrants                                            (1,405,396)
                                                -------------   --------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions         $   816,890       12,648,206         $ 0.07
                                                =============   ==============   ===========


5.      Investments

        As of September 30, 1998 and December 31, 1997, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                          September 30, 1998
                                 -------------------------------------------------------------------
                                                          Gross            Gross
                                      Amortized        Unrealized       Unrealized        Fair
Classification                         Cost               Gains           Losses          Value
-----------------------------    -----------------  ------------------ -----------------------------
US Treasury securities
  and obligations of
  US government                    $    8,542,831       $     473,962    $  (10,398)    $  9,006,395
Corporate debt securities              56,899,002           2,631,568      (413,769)      59,116,801

Mortgage-backed securities             63,060,122           3,885,314      (461,458)      66,483,978
                                 -----------------  ------------------ --------------- --------------
                                   $  128,501,955      $    6,990,844   $  (885,625)    $134,607,174
                                 =================  ================== =============== ==============



                                                        December 31, 1997
                                 ----------------------------------------------------------------
                                                         Gross          Gross
                                      Amortized       Unrealized      Unrealized       Fair
Classification                         Cost              Gains          Losses         Value
-----------------------------    -----------------  ---------------- ------------- --------------
US Treasury securities
  and obligations of
  US government                    $   10,821,981      $    224,552   $  (20,088)   $ 11,026,445
Corporate debt securities              52,427,251         1,668,511     (261,644)     53,834,118
Mortgage-backed securities             57,870,114         1,506,116     (651,085)     58,725,145
                                 -----------------  ---------------- ------------- --------------
                                   $  121,119,346     $   3,399,179   $ (932,817)   $123,585,708
                                 =================  ================ ============= ==============


        The amortized cost and fair value of fixed maturities at September 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized            Fair
                                                  Cost              Value
                                             ---------------    --------------
        Due in 1 year or less                  $  2,853,349      $  2,865,386
        Due after 1 year through 5 years         28,122,204        29,031,995
        Due after 5 years through 10 years       17,951,556        19,095,342
        Due after 10 years                       13,830,362        14,199,764
        Mortgage-backed securities               65,744,484        69,414,687
                                             ---------------    --------------
                                              $ 128,501,955     $ 134,607,174
                                             ===============    ==============

6.      Series C Preferred Stock

        The Company has outstanding 51,680 shares (par value $100) of Series C Preferred Stock. Unless converted or called earlier, the Series C Preferred Stock will be redeemed on December 31, 2002, at a per share redemption price (the "Redemption Price") equal to par, increased by a redemption accrual at the rate of 8% per annum. The redemption accrual is not payable upon any conversion. No dividends will be paid on the Series C Preferred Stock, unless dividends are paid on the common stock, in which case the Series C Preferred Stock will participate as if converted. For the nine months ended September 30, 1998 and 1997, $325,068 and $146,430 of redemption accruals was accumulated, respectively, and cumulatively as of September 30, 1998, $574,858 of redemption accruals has been accumulated.

7.      Stockholders' Equity

        Preferred Stock

        The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 52,080 shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively, of which 400 shares are Series B and 51,680 shares are Series C (see Note 6 for a discussion of Series C Preferred Stock).

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

        Common Stock

        The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 1998 and December 31, 1997 were 7,633,507, and 7,325,860, respectively. During the nine months ended September 30, 1998, the Company issued 307,647 shares of its common stock for $570,288.

        Common Stock Warrants

        The Company had 658,281 common stock warrants issued and outstanding at September 30, 1998 and 668,481 issued and outstanding at December 1997, which are registered under the Securities Exchange Act of 1934. At September 30, 1998 and December 31, 1997, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

8.      Intercompany Sale of American Pioneer

        When American Pioneer was acquired in 1993, it became a wholly-owned subsidiary of American Progressive. Pursuant to an agreement, dated June, 1996, between Universal and American Progressive, Universal was obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15,800,000. Under the terms of the agreement, the purchase was to be implemented in segments with the purchase price of the shares included in each segment being paid one half in cash and one half in five-year debentures, The debentures are payable by Universal to American Progressive with interest at 8.5% per annum.

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

9.      Amendment to Bank Loan

       On September 30, 1998, the Company executed the First Amendment to its Credit Agreement with Chase Manhattan Bank, which Amendment refinanced the current loan agreement with the bank. Under the Amendment, the Company executed a new $5,000,000 five-year secured term loan. The principle amount outstanding on the prior loan was $3,150,000 and was paid off with the proceeds of the new loan. The new loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. The Company's three-year interest rate swap agreement with the Bank remains in effect. The effective interest rate as of September 30, 1998 on the refinanced loan is 7.865%.

       The loan remains to be secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the company's consolidated results of operations and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report and are also contained in the 1997 Form 10-K.

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

Liquidity and Capital Resources

        Parent Company

        In December, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3,500,000 five-year, secured term loan and during the nine months ended September 30, 1998, the Company began the repayment of the loan by making principal payments totaling $350,000. The loan agreement called for interest at the London Interbank Offered Rate ("LIBOR") plus 200 basis points. However, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for a three year period. During the nine months ended September 30, 1998, the Company paid $206,523 in interest for the period December 4, 1997 to September 30, 1998.

       On September 30, 1998, the Company executed the First Amendment to its Credit Agreement with Chase Manhattan Bank, which Amendment refinanced the current loan agreement with the bank. Under the Amendment, the Company executed a new $5,000,000 five-year secured term loan. The principle amount outstanding on the prior loan was $3,150,000 and was paid off with the proceeds of the new loan. The new loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. The Company's three-year interest rate swap agreement with the Bank remains in effect. The effective interest rate as of September 30, 1998 on the refinanced loan is 7.865%. The loan remains to be secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp. The Company believes that the cash flow from WorldNet will be able to sufficiently service the installment payments required by the loan agreement.

        Insurance Subsidiaries

     American Progressive, American Pioneer and American Exchange (the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of September 30, 1998, for the maintenance of authority to do business, were $2,500,000, $2,710,000 and $770,000, respectively. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Company's operations. At September 30, 1998 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $9,698,000, $11,162,000 and $4,025,000, respectively.

        On September 30, 1998, Universal made a $1,000,000 capital contribution to American Pioneer from the proceeds of the First Amendment to the Credit Agreement discussed above. The capital contribution was made to support the growth in new business production at American Pioneer.

        At September 30, 1998, the investment portfolios of the Insurance Subsidiaries included cash and short-term investments totaling $10,249,000, as well as fixed maturity securities carried at their fair values which amounted to $134,607,000 and equity securities carried at fair values which amounted to $1,096,000, all of which could be readily converted to cash. The fair value of these liquid investments totaled more than $145,952,000 and constituted approximately 93% of the Insurance Subsidiaries' investments at September 30, 1998.

        Investments

        The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet the payment of policy benefit and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates; such laws generally prescribe the nature, quality of, and limitations on, various types of investments that may be made. The Company currently engages the services of an investment advisor, Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction and management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors.

        The Company has invested in a limited number of non-investment grade securities that provide higher yields than investment grade securities. As of September 30, 1998 and December 31, 1997, the Company held unrated or less-than-investment grade corporate debt securities of approximately $2,047,000 and $2,616,000, respectively. These holdings amounted to 1.3% of total investments and 0.7% of total assets at September 30, 1998 compared to 1.6% of total investments and 1.0% of total assets at December 31, 1997.

        At September 30, 1998, all of the Company's investments were income producing and current in interest and principal payments. In addition, the Company has no investment in any derivative instruments or other hybrid securities that contain any off balance sheet risk.

        Impact of Year 2000

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        The Company's plan to resolve the Year 2000 Issue involves the following phases: (1) assessment phase which determines the impact of the Year 2000 Issue,
(2)  remediation  phase which is the updating or modifying of affected  systems,
(3) testing phase which determines the  effectiveness of the remediation  phase,
(4) implementation phase which applies all proven systems to the operating environment and (5) contingency planning phase which develops plans in the event that the Year 2000 Issue was not appropriately addressed.

        The Company has completed its assessment of the systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that the Company's main policy administration system utilizes programs that were written using four digit codes to define the applicable year. This main policy administration system was tested to determine the system's ability to operate after January 1, 2000. Test results indicated that the system should continue to process transactions without disruption. Some of the Company's computer programs used to process portions of the Company's business outside of the main policy administration system were written using two digits rather than four to define the applicable year and have to be modified or replaced. As a result, the Company began a conversion process to bring all of the Company's products onto its main policy administration system. It is anticipated that all of the Company's products will be on this system by January 1, 1999.

        In addition to its policy administration system, the Company performed assessments of other processing systems and determined that a claims paying system for a small block of business was not Year 2000 compliant. The Company obtained the vendor upgrade for this system. It is anticipated that the installation, testing and implementation of this upgrade will be completed by March 31, 1999.

        The Company recently acquired blocks of business (the First National and Dallas General blocks) and American Exchange Life Insurance Company. In connection with those acquisitions, the Company has converted all of the acquired businesses onto the Year 2000 compliant systems currently in place.

        In addition to resolving the internal Year 2000 Issue, the Company is working with all external organizations, business partners and vendors to assess Year 2000 Issues associated with the exchange of electronic data. The Company is in the process of testing the interfaces with these business partners. The Company has also begun the process of obtaining Year 2000 readiness statements from all its external business partners to determine the extent to which the Company might be vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

        The Company estimates that its plan to resolve the Year 2000 Issue will be completed by March 31, 1999, which is prior to any anticipated impact on its operating systems, and that the Year 2000 Issue should not pose significant operational problems for its computer systems. However, if the Company's plan is not successfully implemented, the Year 2000 Issue could have a material impact on the operations of the Company.

        The Company's plan includes the development of contingency plans for any significant risks that might result from Year 2000 Issues. As discussed above, the Company is not presently aware of any specific significant business risk that it believes it is exposed to regarding the Year 2000 Issues. Therefore, the Company has not developed a contingency plan for Year 2000 Issues. The Company will continue to monitor and assess risks for which contingency plans will be required.

        Currently, the Company expects the Year 2000 project costs to be limited to the allocation of its data processing department resources, and significant external expenses are not expected. Accordingly, no specific budget for such costs has been allocated. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Results of Operations

        Nine Months Ended September 30, 1998

        For the nine months ended September 30, 1998, the Company earned net income after Federal income taxes of $2,015,000 ($0.15 per diluted share) compared to $1,654,000 ($0.14 per diluted share) in the year ago period. Operating income before Federal income taxes amounted to $3,052,000 for the nine months ended September 30, 1998 compared to $2,507,000 in the year ago period.

        During September, 1997, the Company sold Amerifirst Insurance Company, an inactive insurance company, for $3,379,000 and realized a pretax gain of $569,000 ($376,000 after tax or $0.03 per share).

        Revenues. Total revenues increased approximately $2,025,000 to approximately $42,214,000 for the nine months ended September 30, 1998 compared to total revenues of approximately $40,189,000 in the year ago period. In the nine months ended September 30, 1998, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $96,603,000, a $22,564,000 increase over the $74,039,000 amount in 1997. This gross premium increase is primarily related to the Company's acquisitions of the stock of American Exchange Life Insurance Company in December 1997 and a Medicare Supplement block of business from Dallas General Life Insurance Company effective January 1, 1998, which premiums, in total, amounted to $23,377,000. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:


                                                                           1998 Total
        Product                                   Premium Increase       Premium Earned
        -------------------------------------    -------------------    ------------------
        Senior market accident and health           $     6,614,000        $   14,381,000
        Senior market life insurance                        743,000             2,421,000
        Specialty life insurance                            421,000             1,111,000
        Specialty medical                                 2,296,000             4,514,000
        Group life insurance                                 12,000             2,554,000
                                                 -------------------    ------------------
        Totals                                      $    10,086,000        $   24,981,000
                                                 ===================    ==================

        These increases totaled $33,463,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                           1998 Total
        Product                                   Premium Decrease       Premium Earned
        -------------------------------------    -------------------   -------------------
        First National assumed business              $    4,146,000       $    35,090,000
        Non-marketed life insurance                       1,096,000             5,009,000
        Non-marketed accident & health                      616,000             8,146,000
        Group dental insurance                            5,041,000                     -
                                                 -------------------   -------------------
        Totals                                      $    10,899,000       $    48,245,000
                                                 ===================   ===================

In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. The Company will continue to perform the administration on the business for a fee.

        While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 1998 amounted to $64,763,000, a $20,567,000 increase from the 1997 amount of $44,196,000. Details of the changes in reinsurance premiums ceded is as follows:

                                                        Ceded Premium            1998 Total
        Product                                      Increase (Decrease)        Premium Ceded
        -------------------------------------        --------------------      ----------------
        Business acquired
              American Exchange                      $        12,009,000         $  12,009,000
              Dallas General                                   6,191,000             6,191,000
        Senior market accident and health                      3,701,000             6,982,000
        Senior market life insurance                            (241,000)              698,000
        Specialty life insurance                                 251,000               793,000
        Specialty medical                                      2,040,000             4,045,000
        First National assumed business                       (3,364,000)           28,331,000
        Other lines                                              (20,000)            5,714,000
                                                     --------------------      ----------------
        Totals                                       $        20,567,000         $  64,763,000
                                                     ====================      ================

        Net investment income of the Company increased $545,000 to $8,056,000 for the nine months ended September 30, 1998, compared to $7,511,000 in the year ago period. This increase is attributable to the increase in invested assets outstanding during the nine month period in 1998 compared to 1997. Realized gains on investments amounted to $281,000 for the nine months ended September 30, 1998 compared to $915,000 in the year ago period. Included in the 1997 amount is the $569,000 realized gain on the sale of Amerifirst Insurance Company to an unaffiliated third party.

        Fee income amounted to $1,990,000 for the nine months ended September 30, 1998, an increase of $140,000 from the $1,850,000 amount for the year ago period. The amortization of deferred revenue amounted to $48,000 for the nine months ended September 30, 1998 compared to $70,000 in the year ago period.

        Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $1,478,000 to $39,161,000 for the nine months ended September 30, 1998, compared to $37,683,000 in the year ago period.

        Claims and other benefits increased $1,513,000 to $20,657,000 for the nine months ended September 30, 1998 compared to $19,144,000 in the year ago period. The change in reserves for the nine months ended September 30, 1998 amounted to an increase of $2,069,000 compared to an increase of $439,000 in the year ago period generating a variance of $1,630,000. These increases in claims and change in reserves are the result of the $1,997,000 increase in net premiums earned for the nine months ended September 30, 1998 discussed above.

        Interest credited to policyholders increased $898,000 to $5,426,000, which increase is the result of more interest sensitive account values in force, primarily from the sale of the Asset Enhancer product.

        The change in deferred acquisition costs increased by $708,000 for the nine months ended September 30, 1998 compared to 1997. The amount of acquisition costs capitalized increased $1,036,000 from $4,945,000 in 1997 to $5,982,000 in 1998. The overall increase in capitalized costs is the result of the increase in new premium production in the nine months ended September 30, 1998 compared to the year ago period. The amortization of deferred acquisition costs increased

$329,000 from  $2,839,000  in 1997 to  $3,168,000 in 1998.  This increase is the result of the increase in the asset balance. In the nine months ended September 30, 1998, the Company amortized $116,000 of goodwill generated in the acquisitions of First National ($84,000) and American Exchange ($32,000) and $131,000 of present value of future profits generated in the acquisitions of American Exchange ($96,000) and Dallas General ($35,000).

        Commissions increased $5,374,000 in the nine months ended September 30, 1998 to $19,531,000, compared to $14,157,000 in the year ago period. This increase is the direct result of the $22,564,000 increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $8,249,000 in the nine months ended September 30, 1998 to $21,490,000, compared to $13,241,000 in the year ago period. This increase is the direct result of the $20,567,000 increase in reinsurance premium ceded discussed above.

        Other operating costs and expenses increased $858,000 in the nine months ended September 30, 1998 to $15,536,000, compared to $14,678,000 in the year ago period. The insurance companies' expenses amounted to $13,249,000 for the nine months ended September 30, 1998 compared to $12,668,000 in the year ago period, an increase of $581,000. This increase is the result of an increase of expenses incurred in generating new business ($781,000) and the result of expenses incurred at American Exchange ($482,000), which was not owned by the Company in the 1997 period. These increases were offset by decreases in the general overhead incurred at the insurance companies ($572,000) and expenses incurred on exited businesses ($110,000). The non-insurance companies' expenses increased $276,000 to $2,287,000 for the nine months ended September 30, 1998. This increase is the result of additional expenses incurred by the Parent Company of $458,000, which is primarily the interest expense on the new loan outstanding and increased activity of the public company operations in 1998 relative to 1997. This increase was offset by a decrease of $148,000 in expenses incurred at WorldNet Miami.


Results of Operations

        Three Months Ended September 30, 1998

        For the three months ended September 30, 1998, the Company earned net income after Federal income taxes of $672,000 ($0.05 per diluted share) compared to $817,000 ($0.07 per diluted share) in the year ago period. Operating income before Federal income taxes amounted to $1,018,000 for the three months ended September 30, 1998 compared to $1,238,000 in the year ago period.

        Revenues. Total revenues increased approximately $38,000 to approximately $14,068,000 for the three months ended September 30, 1998, compared to total revenues of approximately $14,030,000 in the year ago period. In the three months ended September 30, 1998, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $32,483,000, a $7,581,000 increase over the $24,902,000 amount in 1997. This gross premium increase is primarily related to the Company's acquisitions of the stock of American Exchange Life Insurance Company in December, 1997 and a Medicare Supplement block of business from Dallas General Life Insurance Company effective January 1, 1998, which premiums, in total, amounted to $7,813,000 for the three month period ended September 30, 1998. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:

                                                                            1998 Total
        Product                                     Premium Increase      Premium Earned
        -------------------------------------      -------------------    ----------------
        Senior market accident and health              $    2,669,000       $   5,677,000
        Senior market life insurance                          245,000             893,000
        Specialty life insurance                              108,000             425,000
        Specialty medical                                     795,000           1,652,000
        Group life insurance                                        -             841,000
                                                   -------------------    ----------------
        Totals                                         $    3,817,000       $   9,488,000
                                                   ===================    ================

        These increases totaled $11,630,000 and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                            1998 Total
        Product                                     Premium Decrease      Premium Earned
        -------------------------------------      -------------------  -------------------
        First National assumed business                $    1,472,000       $   11,057,000
        Non-marketed life insurance                           804,000            1,421,000
        Non-marketed accident & health                        196,000            2,704,000
        Group dental insurance                              1,577,000                    -
                                                   -------------------  -------------------
        Totals                                         $    4,049,000       $   15,182,000
                                                   ===================  ===================

        In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997.

        While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended September 30, 1998 amounted to $21,955,000, a $7,238,000 increase from the 1997 amount of $14,717,000. Details of the changes in reinsurance premiums ceded is as follows:

                                                        Ceded Premium            1998 Total
        Product                                      Increase (Decrease)        Premium Ceded
        -------------------------------------        --------------------      ----------------
        Business acquired
          American Exchange                          $         4,374,000         $   4,374,000
          Dallas General                                       1,851,000             1,851,000
        Senior market accident and health                      1,578,000             2,867,000
        Senior market life insurance                              66,000               398,000
        Specialty life insurance                                  87,000               288,000
        Specialty medical                                        723,000             1,490,000
        First National assumed business                         (964,000)            8,994,000
        Other lines                                             (477,000)            1,693,000
                                                     --------------------      ----------------
        Totals                                       $         7,238,000         $  21,955,000
                                                     ====================      ================

        Net investment income of the Company increased $193,000 to $2,687,000 for the three months ended September 30, 1998, compared to $2,494,000 in the year ago period. This increase is attributable to the increase in invested assets outstanding during the three month period in 1998 compared to 1997. Realized gains on investments amounted to $64,000 for the three months ended September 30, 1998 compared to $769,000 in the year ago period due in part to a $100,000 write down of bonds during the third quarter. Included in the 1997 amount is the $569,000 gain realized on the sale of Amerifirst Insurance Company to an unaffiliated third party.

        Fee income amounted to $774,000 for the three months ended September 30, 1998, an increase of $215,000 over the $559,000 amount for the year ago period. The amortization of deferred revenue amounted to $16,000 for the three months ended September 30, 1998 compared to $23,000 in the year ago period.

        Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $258,000 to $13,050,000 for the three months ended September 30, 1998, compared to $12,792,000 in the year ago period.

        Claims and other benefits decreased $479,000 to $6,134,000 for the three months ended September 30, 1998 compared to $6,613,000 in the year ago period. The change in reserves for the three months ended September 30, 1998 amounted to an increase of $1,304,000 compared to an increase of $410,000 in the year ago period generating a variance of $894,000. These variances in claims and change in reserves are the result of the $343,000 increase in net premiums earned for the three months ended September 30, 1998 discussed above.

        Interest credited to policyholders increased $421,000 to $1,893,000, which increase is the result of more interest sensitive account values in force, primarily from the sale of the Asset Enhancer product.

        The change in deferred acquisition costs increased by $477,000 for the three months ended September 30, 1998 compared to 1997. This increase is the result of the increase in new premium production in the three months ended September 30, 1998 compared to the year ago period. In the three months ended September 30, 1998, the Company amortized $39,000 of goodwill generated in the acquisitions of First National ($29,000) and American Exchange ($10,000). In the three months ended September 30, 1998, the Company amortized $17,000 of present value of future profits generated in the acquisition of Dallas General.

        Commissions increased $1,715,000 in the three months ended September 30, 1998 to $6,515,000, compared to $4,799,000 in the year ago period. This increase is the direct result of the $7,580,000 increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $2,346,000 in the three months ended September 30, 1998 to $6,899,000, compared to $4,553,000 in the year ago period. This increase is the direct result of the $7,237,000 increase in reinsurance premium ceded discussed above.

        Other operating costs and expenses increased $502,000 in the three months ended September 30, 1998 to $5,222,000, compared to $4,720,000 in the year ago period. The insurance companies' expenses amounted to $4,497,000 for the three months ended September 30, 1998 compared to $4,095,000 in the year ago period, an increase of $402,000. This increase is the result an increase in expenses incurred in generating new business of $419,000. The non-insurance companies' expenses increased $100,000 to $725,000 for the three months ended September 30, 1998. This increase is the result of the increase in expenses incurred by the Parent Company of $137,000, which increase is primarily the interest expense on the new loan outstanding and increased activity of the public company operations in 1998 relative to 1997. This increase was offset by a decrease of $32,000 in expenses incurred at WorldNet Miami.

                              PART II - OTHER INFORMATION


                                      NONE



       ----------------------------------------------------------------



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

Date:  November 13, 1998