Form 10-K
period 1998-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1999-03-31
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                            Commission File #0-11321

                       Universal American Financial Corp.
             (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------

         New York                                  11-2580136
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was approximately $15,130,000.

         The number of shares outstanding of the Registrant's Common Stock and Common Stock Warrants as of March 1, 1999 were 7,790,264 and 658,231, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1) Proxy Statement for the 1999 Annual Meeting incorporated by reference into Part III.
(2) Exhibits listed in Item 14(b), Part IV, incorporated by reference to Form S-1 filed March 30, 1990, Forms 10-K for 1996, 1994, 1993,1991,
        1989 and 1988 and Forms 8-K for July 24, 1992, May 31,1991 and
        December 9, 1987.

                                    PART I

ITEM 1 - BUSINESS

General

         Universal American Financial Corp. ("the Company" or "Universal") is a life and accident & health insurance holding company, whose principal subsidiaries are American Pioneer Life Insurance Company ("American Pioneer"), American Progressive Life and Health Insurance Company of New York ("American Progressive"), and American Exchange Life Insurance Company ("American Exchange"), (collectively the "Insurance Subsidiaries"), and WorldNet Services Corp. ("WorldNet"), a third party administrator ("TPA"). The references below to the insurance operations of the Company are to be understood as references to activities of the Insurance Subsidiaries. Financial items are reported on a Generally Accepted Accounting Principles basis ("GAAP"), except where otherwise noted.

Strategic Focus

         The Company has implemented, and will continue to pursue, the following strategies:

         Internal Growth

         The Company has focused its efforts to reach targeted segments of the insurance market as defined by product or by geography. These segments include:

          o   Senior  market  life  insurance,  annuity  and  accident  & health
              insurance   products   designed  for  sale   primarily  in  select
              geographic areas;

          o Life insurance, annuity and accident & health insurance programs sold through large independent marketing organizations.

         External Growth

         Since 1991, the Company has successfully acquired and integrated three insurance companies and six blocks of business, most recently in the fourth quarter of 1997 with the acquisition of 100% of the outstanding stock of American Exchange and in the first quarter of 1998 with the acquisition of $12.6 million of inforce premium from Dallas General Life Insurance Company ("Dallas General").

         In 1998, the Company continued its acquisition strategy by agreeing to acquire six insurance companies and certain other assets (the "Penn Union transaction") from PennCorp Financial Group, Inc. See "Pending Acquisition and Change in Control", below.

Pending Acquisition and Change in Control

         Penn Union Acquisition

         On December 31, 1998, Universal entered into a purchase agreement (the "Penn Union Purchase Agreement") with PennCorp Financial Group, Inc. ("PFG") and certain subsidiaries of PFG to acquire all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PFG, including the insurance companies as follows (the "Penn Union Transaction"):

   Name of Insurance Company                      State or Province of Domicile
  -----------------------------------             -----------------------------
   Pennsylvania Life Insurance Company                  Pennsylvania
   Peninsular Life Insurance Company                    North Carolina
   Union Bankers Insurance Company                      Texas
   Constitution Life Insurance Company                  Texas
   Marquette National Life Insurance Company            Texas
   Penncorp Life of Canada                              Ottawa

         The Penn Union Purchase Agreement calls for a purchase price of $175 million with $136 million in cash and $39 million in seller financing. In addition, the Company will incur approximately $12.0 million in transaction costs associated with this transaction. Universal will finance the cash portion of the acquisition with the $82 million of proceeds generated from the UA Purchase Agreement discussed below and from the execution of a $80 million credit facility that consists of a $70 million term loan and $10 million revolving loan facility.

          The Penn Union Purchase Agreement is subject to approval by the insurance regulators of the jurisdictions in which the companies being acquired are domiciled. Management anticipates this transaction to close in the second quarter of 1999, although no assurances can be given that it will occur.

         Universal American Financial Corp. Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

         Simultaneously with the execution of the Penn Union Purchase Agreement, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), whereby Capital Z has agreed to purchase up to 26,031,746 shares of Universal common stock for a purchase price of up to $82.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. Pursuant to terms of the UA Purchase Agreement, the number of shares of Universal common stock and the aggregate purchase price to be paid by Capital Z will be reduced based upon the aggregate number of shares of Universal common stock purchased by certain members of management and agents of Universal, but in no event will it be less than 19,841,270 shares. Thus, as a result of the closing of the transactions contemplated by the UA Purchase Agreement, Capital Z will acquire a controlling interest in Universal. Specifically, if Capital Z purchases the minimum number shares under the UA Purchase Agreement, it will acquire 45.6 % of the then outstanding shares of Universal common stock on a fully diluted basis, and if Capital Z purchases the maximum number of shares, it will acquire 59.8% of the then outstanding shares of Universal common stock on a fully diluted basis. The UA Purchase Agreement is subject to (i) regulatory approvals in the states in which Universal's insurance subsidiaries are domiciled, (ii) shareholder approval and (iii) consummation of the Penn Union transaction (see above).

Insurance Marketing Activity

         The Company has placed its emphasis on the sale of a line of products that particularly appeal to the senior market, largely through marketing organizations with concentrations in this market. The Company began to sell senior market life and supplemental health insurance products in 1993 in New York and expanded its sales effort to Florida in 1996 and Texas in 1997. The momentum into Florida was accelerated by the acquisition of business from First National Life Insurance Company ("First National") and into Texas by the American Exchange and Dallas General acquisitions (See "Previous Insurance Acquisitions Activity"). In 1998, the Company formulated plans to expand its marketing territories to include other southeastern and midwestern states with its senior products.

         Business In Force

         The Company's growth, in direct and assumed business in force, is shown in the following tables as of December 31, 1996, 1997 and 1998.

Annualized Premium In Force                                                   As of December 31,
                                                           ----------------------------------------------------------
                                                                 1996 (1)            1997 (1)             1998 (1)
                                                           -----------------  ------------------  -------------------

Senior Market Life Insurance: Multiple Pay
-------------------------------------------------------
                  Asset Enhancer (2)                            $ 3,191,359         $ 6,107,739         $  7,333,009
                  SL 2000                                         1,130,690           1,465,727            2,050,897
                                                           -----------------  ------------------  -------------------
Total Senior Market Life Multiple Pay                             4,322,049           7,573,466            9,383,906
                                                           -----------------  ------------------  -------------------

Special Markets: Life Insurance
-------------------------------------------------------
                  Group Life                                      4,150,000           3,888,912            3,519,696
                  Brokerage (2)                                   9,031,970           9,433,844            8,293,663
                                                           -----------------  ------------------  -------------------
Total Special Markets: Life Insurance                            13,181,970          13,322,756           11,813,359
                                                           -----------------  ------------------  -------------------

Senior Market: Accident & Health
-------------------------------------------------------
                  Medicare Supplement and Select                 58,851,455          68,404,225           85,127,625
                  Long Term Care                                  2,277,686           4,546,346            7,657,605
                  Hospital Indemnity                              2,239,207           1,888,069            1,722,233
                                                           -----------------  ------------------  -------------------
Total Senior Market: Accident & Health                          63,368,348           74,838,640           94,507,463
                                                           -----------------  ------------------  -------------------

Special Markets: Accident & Health
-------------------------------------------------------
                  Individual Medical                              10,851,433         17,681,996           23,834,760
                  Other Accident &  Health (3)                     2,144,717          3,475,324            2,927,896
                                                           -----------------  ------------------  -------------------
Total Special Markets: Accident & Health                         12,996,150          21,157,320           26,762,656
                                                           -----------------  ------------------  -------------------
Grand Total                                                    $ 93,868,517       $ 116,892,182         $142,467,384
                                                           =================  ==================  ===================

----------------------------------------------------------------
(1) Does not include Flex-A-Vest, which amounted to $2,584,493, $2,107,169 and $2,149,806 at December 31, 1996, 1997 and 1998, respectively.) (See
    "Restructuring Activity ", below).
(2) Included in the amounts shown are premiums for interest-sensitive products. These amounts represent the portion of premium applied to the cost of insurance (i.e. deposit premiums have been excluded).Business acquired by the Company that is not actively marketed.

         The  following   table  shows  all   outstanding   account  values  for
interest-sensitive products for 1996, 1997 and 1998. For these products, the Company earns income on the spread between investment income on the Company's invested assets and interest credited to these account balances.

Account Values

                                                                  As of December 31,
                                            ----------------------------------------------------------
                                                  1996                1997                1998
                                            ------------------  ------------------  ------------------
                    Annuities                     $88,445,217         $88,032,040         $89,262,335
                    Universal Life                 34,686,676          35,640,097          36,542,592
                    Asset Enhancer                 11,407,061          21,413,550          29,081,132
                                            ------------------  ------------------  ------------------
                    Grand Total                  $134,538,954        $145,085,687        $154,886,059
                                            ==================  ==================  ==================

Senior Market

The following are the core products sold to the senior age market.

         Medicare Supplement

         The Company began to sell Medicare Supplement policies in January 1994. American Progressive has entered into Managing General Agency relationships with three of the largest accident & health sales organizations in upstate New York that specialize in the Senior Market to focus its marketing effort in geographic areas in New York State where management believes competition is less formidable than elsewhere in the State.

         Recently,  American  Pioneer filed  Medicare  Select  products with the
Texas and Florida Insurance Departments, to be sold by its general agents, including Ameri-Life and Health Services ("Ameri-Life"), a Managing General Agent of the Company. American Pioneer's new Medicare Select policies were approved by the Florida Insurance Department and sales of this product began in July 1998.

         The Medicare Supplement policies offered by the Insurance Subsidiaries are primarily on standardized plans A, B, C and F and are underwritten on a simplified issue basis, except that the policies sold in New York are on a guaranteed issue basis, subject to the community rating laws of that state (See "Regulation - Health Care Reform"). Medicare Supplement and Medicare Select issued premium amounted to $3.1 million, $4.8 million and $13.6 million in 1996, 1997 and 1998, respectively.

         Home Health Care and Nursing Home

         American Progressive introduced Home Health Care and Nursing Home products in New York in early 1996. In late 1996, American Pioneer introduced a managed care home health care product in Florida that uses preferred provider organization ("PPO") discounts and capitation with a home health care network. Issued premium for these long-term care products in 1996 (the first year of sales), 1997 and 1998 amounted to $1.3 million, $2.4 million and $3.9 million, respectively. Home health care products and long term care products are currently being filed in various targeted states.

         Hospital Indemnity

         American Progressive introduced a Senior Age Hospital Indemnity product in mid-1993 and has premium in force in excess of $1.8 million as of December 1998. Benefits under this product are fixed cash payments based upon the length of hospital stays and are designed to provide money to meet needs ancillary to hospitalization.

         One, Five, Six and Seven Pay Interest Sensitive Whole Life ("Asset Enhancer")

         This program, marketed primarily by National Financial Group of Scottsdale, Arizona, a national marketing organization under contract with American Pioneer, began in 1994 and is now sold in several states. The product is a simplified issue interest-sensitive whole life product with one, five, six or seven year payment options. It is designed as an interest-sensitive whole life vehicle for seniors to facilitate estate planning and transfer assets to heirs in an income tax-advantaged manner. In many states, the product offers an optional nursing care and home care rider.

         In addition to American Pioneer's own sales of this product, in 1996, American Pioneer entered into an arrangement with West Coast Life Insurance Company ("West Coast Life"), an unaffiliated "A+" rated carrier, under which West Coast issues this product and, through an unaffiliated reinsurer, reinsures one-third of the risk to American Pioneer. Under its contract with West Coast Life, American Pioneer administers the product and the relationships with the producers on a fee basis.

         Statutory premium production of five, six and seven pay life insurance amounted to $1.6 million, $3.8 million and $1.6 million in 1996, 1997 and 1998, respectively. The single pay plan was introduced in 1995 and statutory premium production amounted to $6.2 million, $17.6 million and $12.5 million in 1996, 1997 and 1998, respectively. These figures include the entire premium generated by American Pioneer sales and the portion assumed by American Pioneer on West Coast Life's sales.

         Senior Life (SL2000 and Peace of Mind)

         This series of low-face value, simplified issue whole life products, introduced in late 1995, is sold by the Insurance Subsidiaries as part of their senior market effort. The Company issued $0.5 million, $0.7 million and $1.0 million in 1996, 1997 and 1998, respectively.

Special Markets

         Group Life Insurance

         Through an arrangement with Alabama Blue Cross that has existed since 1989, an American Pioneer group life insurance information package, including a premium quotation, goes out with most Alabama Blue Cross small group major medical insurance premium quotation. This program had premium revenue of $3.2 million in 1996, 1997 and 1998.

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

         All of the Company's annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's annuity products currently range from 4.0% to 5.5% annually and the contracts are designed to permit the Company to change the credited rates annually subject to the minimum guaranteed rate. The Company takes into account the current interest rate environment, the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

         Statutory premium production of new annuities amounted to $13.6 million, $12.0 million and $10.3 million in 1996, 1997, and 1998, respectively.

         Individual Medical

         The Company has approximately $16.3 million of annual premium in force of individual medical business as of December 31, 1998. The Company continued to market American Exchange's individual medical product, which is 75% reinsured to an unaffiliated reinsurer. In 1998, $3.1 million annual premium inforce was issued. The American Pioneer product is 50% reinsured to an unaffiliated reinsurer and in 1998, $1.8 million annual premium inforce of American Exchange's individual medical product was issued.

Previous Insurance Acquisition Activity

          First National

         In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National. American Pioneer initially contracted with First National to assume $4.0 million of annualized premium on group Medicare Supplement coverage issued to the members of the Florida Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed, in addition to the FREA block, approximately $50 million of annualized Individual Medicare Supplement premium, $1.2 million of annualized Home Health Care premium and $0.8 million of annualized miscellaneous life and accident & health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996.

         Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50.0 million individual Medicare Supplement premium in force to Transamerica. American Pioneer performs all the administration on the reinsured business. In addition to the premium acquired, First National had active relationships with about 1,000 senior market producers in Florida and 2,000 agents in other states. American Pioneer recruited certain of these producers, especially in Florida, to sell senior market products for American Pioneer.

         Finally, in order to insure a smooth transition and to take advantage of the relatively low cost operating environment in Pensacola, Florida the Company acquired or leased most of the physical operating assets used by First National, including computer hardware and software, and hired many of First National's Pensacola administrative employees.

         American Exchange Life Insurance Company

         On December 4, 1997, the Company acquired American Exchange for $6.6 million in cash. Both the Texas and Florida Insurance Departments approved the acquisition. American Exchange, which is licensed in Texas and one other state, had premium revenues in excess of $16.5 million, primarily in Medicare Supplement and other limited benefit accident & health products and had 19,800 policies in force and 1,000 insurance agents, all based in Texas.

         Dallas General Medicare Supplement Block

         On March 19, 1998, the Company acquired a $12.6 million block of annual premium in force of Medicare Supplement business from Dallas General, effective January 1, 1998. The business was assumed by American Pioneer, with the approval of the Texas and Florida Departments of Insurance. The Dallas General block had approximately 10,000 policies in force produced by approximately 400 agents, all in Texas.

         Other

         In 1994 American Progressive acquired, by means of reinsurance, blocks of supplemental health insurance with annualized premiums of approximately $1.3 million. In these transactions, American Progressive assumed all liability under the reinsured policies incurred after January 1, 1994, in exchange for its receipt from the ceding company of cash equal to the unearned premium and active lives reserves on the reinsured business, net of a $60 thousand ceding commission, and future premium payments from the insureds.


         In May 1993, American Progressive acquired 100% of the outstanding stock of American Pioneer, based in Orlando, Florida, which sold life and accident & health insurance in 33 states, primarily in the southeast. American Pioneer's parent, American Pioneer Savings and Loan Association, had been under the control of the Resolution Trust Company ("RTC") since May 1990. American Pioneer had an adjusted statutory book value (book value plus asset valuation reserve) of approximately $7.5 million and a GAAP stockholder's equity of approximately $14.4 million when it was purchased by American Progressive for $6.8 million in cash. By December 31, 1998, American Pioneer's adjusted statutory book value had increased to approximately $12.6 million and its GAAP stockholder's equity was $22.4 million. In 1998 American Pioneer became a direct subsidiary of Universal (see "Unstacking").

         In May 1991, the Company, through John Adams Life Insurance Company ("John Adams"), then its only insurance company subsidiary, acquired 100% of the outstanding common stock of American Progressive, into which John Adams then merged on June 27, 1991, with American Progressive as the surviving company. American Progressive was acquired from Midland National Life Insurance Company ("Midland") for (a) a cash payment of $4.2 million, and (b) 510,000 shares ($10 par value) of the Company's Series A cumulative, redeemable, convertible preferred stock ("Series A Preferred Stock"), for a total purchase price of $9.3 million. (The Series A Preferred Stock was redeemed by the Company on December 30, 1994.) American Progressive's statutory book value immediately prior to acquisition was approximately $9.2 million and its GAAP stockholder's equity was approximately $9.7 million. As of December 31, 1998, the adjusted statutory book value was approximately $9.7 million and the GAAP stockholder's equity was approximately $25.3 million. American Progressive, domiciled in New York and licensed in 24 other states, historically concentrated on the sale of individual accident & health insurance products primarily in New York and the northeastern United States.

         Restructuring Activity

         Beginning in late 1996 and continuing throughout 1998, the Company implemented a plan to consolidate the administration of its accident & health business for all of the Insurance Subsidiaries in Pensacola. Simultaneously, the Company consolidated the administration if its life and annuity business in Orlando.

         As part of its decision to concentrate its marketing effort on the Senior Market, the Company decided to discontinue certain lines of business and reduce its emphasis on others to take advantage of the low-cost operating environment of its new location in Pensacola.

         Consolidation of Administrative Operations

         As part of the First National transaction, the Company acquired in Pensacola a relatively low cost administrative operation with particular experience in the senior market. This had given the Company an opportunity to consolidate many of its administrative functions in Pensacola and reduce a significant amount of fixed overhead costs.

         In December 1996, the Company formulated a plan to move most of American Progressive's policy administrative functions, particularly in its senior market business, from its office in Brewster, NY to Pensacola. This, along with other cost saving efforts, resulted in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 25 as of December 31, 1997, with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. In December 1996, these plans were announced to certain key individuals who were to be relocated under this reorganization. The remaining employees who were to be terminated were notified in March 1997. The cost of this consolidation, including severance costs, relocation costs and the non-renewal fee on the Brewster office lease, was approximately $0.3 million and was expensed in the fourth quarter of 1996. The Company saved $0.8 million in 1998 as a result of this reorganization, which savings should continue in the future.

         Modified Premium Term Life Insurance ("Flex-A-Vest 88")

         Flex-A-Vest 88 is a ten-year term product with an endowment payable after the 10th year. It is designed for the middle income market as a method to provide insurance coverage and a vehicle for retirement or college tuition funding. In 1998 American Pioneer entered into an assumption reinsurance agreement to reinsure 100% of this business.

         This program, sold by American Pioneer and marketed exclusively by Interstate Specialty Marketing, Inc. of Tustin, California, began in late 1994 and is now being sold actively in several states. In states where American Pioneer is not licensed, an arrangement has been made with Pennsylvania Life Insurance Company ("Pennsylvania Life"), a subsidiary of PFG that issues the product and reinsures a portion of each case to the Company.

         The Company will continue to write this product and reinsure 100% of the business until the assuming company obtains regulatory approvals on the product. American Pioneer also administers the product on a fee-basis and maintains the relationship with the national marketing organization. Including the premium reinsured from Pennsylvania Life, American Pioneer issued $2.2 million, $1.3 million and $2.5 million of premiums in 1996, 1997 and 1998, respectively.

         Sale of DBL Block

         Although American Progressive continued to achieve modest success in selling New York State Statutory Disability Insurance ("DBL"), the Company determined that the book of business was too small and growing too slowly to become a major contributor to the profits of the Company. Therefore, American Progressive sold the block, which had approximately $5 million of annual premium in force, to an unaffiliated New York domiciled carrier as of December 31, 1996. The purchase price amounted to $0.8 million.

         Withdrawal from NAIU Pool

         Effective January 1, 1994, American Progressive entered into a pooling agreement through National Accident Insurance Underwriters ("NAIU"), an unaffiliated agency, and three unaffiliated insurers to underwrite travel accident and student accident insurance policies. The results of the pool were erratic, therefore, in August 1996, the Company decided to allocate its capital and efforts in its core business segments. The Company notified the accident pool of its intention to withdraw effective December 31, 1996. As of December 31, 1996, American Progressive had approximately $8 million of annual premium in force under this arrangement, all of which had been assumed from the other pool participants.

         Sale of Dental Block

         The Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. The block had annual premium in force of $7.8 million. In 1997, the Company received an initial ceding allowance of $0.2 million and anticipates receiving additional allowances totaling $0.5 million over a five-year period. In 1998, $0.1 million of the anticipated $0.5 million was received. The Company will continue to perform the administration on the business for a fee.

Premium Revenue

         Life Insurance and Annuities

         The following table sets forth a summary of life premium revenues and annuity considerations on first year and renewal basis for the three years ended December 31, 1998, as determined in accordance with statutory accounting principles ("SAP"). These amounts differ from the premiums reported in the accompanying consolidated statement of operations, since under GAAP, the annuity and universal life insurance policies are reported under the retrospective deposit method prescribed by the Financial Accounting Standards Board ("FASB") Statement No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sales of Investments" ("Statement No. 97"). (i.e. under GAAP, amounts attributable to asset accumulation and components of interest-sensitive products are excluded from premiums. See Note 2e of Notes to Consolidated Financial Statements for further information).

                                                                        Year Ended December 31,
                                                          ----------------------------------------------------
                                                               1996           1997(1), (2)        1998 (2)
                                                          ----------------  -----------------  ---------------
                                                 (Amounts in accordance with statutory accounting principles)
         Life Insurance
         -----------------------------------------
         Premium received,
           policies written in current year                  $ 10,437,377        $11,037,680       $9,013,052
         Premium received,
           policies written in prior year                      12,206,343         14,279,692       14,626,581
                                                          ----------------  -----------------  ---------------
         Total Life Premium                                    22,643,720         25,317,372       23,639,633
                                                          ----------------  -----------------  ---------------

         Annuities
         -----------------------------------------
         Consideration received,
           policies written in current year                    13,004,354         10,816,588       10,352,887
         Consideration received,
           policies written in prior years                        618,739            988,552        1,031,745
                                                          ----------------  -----------------  ---------------
         Total Annuity Consideration                           13,623,093         11,805,140       11,384,632
                                                          ----------------  -----------------  ---------------
         Total Consideration and Premium                     $ 36,266,813        $37,122,512      $35,024,265
                                                          ================  =================  ===============

---------------------------------------------------------------------
(1) The 1997 figures include the premium revenues of American Exchange from December 4, 1997, the date of its acquisition, which amounted to $22,559.
(2) The life insurance amount includes premiums received on asset enhancer business assumed from West Coast Life, which amounts to $5,584,520 and $5,195,076 in 1997 and 1998, respectively.

         The following table presents information with respect to the Company's number of policies in force and experience in terms of numbers of policies issued, and reduced for surrenders, lapses or deaths for annuity and life insurance:

                                                          1996           1997          1998
                                                       ------------   ------------  ------------
         Life Insurance Policies
         -----------------------------------------
         In force, beginning of year                        26,642         27,930        32,606
         Acquired from First National                          286             -             -
         Acquired from American Exchange                         -          3,993
         Issued during year                                  4,407          5,116         8,507
         Lapsed or surrendered during year                  (3,193)        (4,216)       (6,141)
         Deaths during year                                   (212)          (217)         (334)
                                                       ------------   ------------  ------------
         In force, end of year                              27,930         32,606        34,638
                                                       ============   ============  ============

         Annuity Policies
         -----------------------------------------
         In force, beginning of year                         5,437          6,833         7,332
         Acquired from First National                           40             -             -
         Issued during year                                  2,119          2,856         3,559
         Deaths and surrenders during year                    (763)        (2,357)       (2,352)
                                                       ------------   ------------  ------------
         In force, end of year                               6,833          7,332         8,539
                                                       ============   ============  ============

         Accident & Health Insurance

         The following table sets forth a summary of accident & health premium revenues for the three years ended December 31, 1998:

                                                                      Year Ended December 31,
                                                       --------------------------------------------------------
                                                             1996             1997 (2)              1998
                                                       -----------------   ----------------   -----------------
         Premium received on policies
           Written in current year                           $9,805,305        $12,284,517         $22,469,857
         Premium received on policies
           Written in prior years (1)                        35,047,929         62,802,770          96,224,501
                                                       -----------------   ----------------   -----------------
         Total Accident & Health Premium                    $44,853,234        $75,087,287        $118,694,358
                                                       =================   ================   =================

----------------------------------------------------------------------
(1) The 1996 figures include the premium revenues of First National from October 1, 1996, the date of its acquisition, which amounted, to $13,498,122. The 1997 figure includes the full year of premium revenue of First National's policies that amounted to $51,187,027.
(2) The 1997 figures include the premium revenues of American Exchange from December 4, 1997, the date of its acquisition, which amounted to $473,892 and $941,235 current year and renewal year, respectively.

Private Placement Financing

         Series C Preferred Stock

         During the second and third quarters of 1997, the Company, pursuant to a stock purchase agreement between the Company and A.A.M. Capital Partners L.P. ("AAM"), issued 43,750 shares (par value $100) of Series C Preferred Stock for $4.4 million, of which $2.4 million was purchased by UAFC L.P., an investment partnership affiliated with AAM, $0.6 million by Chase Equity Partners, L.P., and $1.4 million by Richard A. Barasch (the Chairman and Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management. This transaction received the approval of the Florida Insurance Department.

         During the third quarter of 1997, the Company issued an additional 7,930 shares of Series C Preferred Stock to owners and employees of Ameri-Life & Health Services, an independent marketing organization that sells the Company's senior market products, for $0.8 million.

         Under the terms of the Series C Preferred Stock, the Company had the right to require conversion of the Series C - 1 and Series C - 2 Preferred Stock into the Company's common stock at a conversion price of $2.375 per share if the average reported bid price of its common stock during any 60 day period in 1999 exceeds $3.45 per common share. This condition was satisfied as of March 5, 1999 and all of the 51,680 outstanding shares of Series C Preferred Stock will be converted to 2,176,000 shares of common stock effective in April 1999.

         The Company, AAM, the holders of the Series C Preferred Stock and the common stock issued upon conversion, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a stockholders' agreement at the closing of the transaction which contained the following conditions:

o The holders of the Series C Preferred Stock were given registration rights and informational rights.

o BALP and Mr. Barasch granted the Series C holders a co-sale right with respect to their Series C Preferred Stock and the common stock issued upon conversion should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

         This stockholders' agreement will be superceded by a new agreement upon closing of the Capital Z Transaction.

      Series D Preferred Stock

         On December 31, 1998, the Company contracted to sell 40,000 shares of Series D Preferred Stock to UAFC, L.P. for $4.0 million. The Series D Preferred Stock was divided into two sub-series, Series D-1 and Series D-2. The 22,500
Series D-1 Shares were issued on December 31, 1998 and the 17,500 Series D-2 shares were issued on February 12, 1999. The Series D Preferred Stock has the same provisions as the Series C-1, Preferred Stock, except (i) that the Series D has no voting rights except as required by law, (ii) the conversion price on the Series D-1 was $2.70 rather than $2.375 per share, (iii) the conversion price of the series D-2 was $2.70 or, if a "change of control" transaction, as defined, occurs in 1999, the conversion price will be equal to the per share price at which common stock is issued in the change of control transaction, and (iv) if the issuance of voting shares to a Series D shareholder requires regulatory approval, the conversion will be postponed until such approval is obtained or ceases to be required. The pending Capital Z Transaction will be a "change of control" within the meaning of the terms of the Series D Preferred Stock.

         On March 25, 1999, the Company gave notice of conversion of the Series D-1 and D-2 Preferred Stock. Since the conversion of the Series D-1 and D-2 Preferred Stock held by UAFC, L.P. to common stock would result in UAFC L.P.'s owning more than 10% of the Company's voting stock, implementation of the conversion would require that the New York Insurance Department either (i) approve of UAFC, L.P. becoming a controlling shareholder of the Company or (ii) determine that such conversion would not result in UAFC, L.P. becoming a controlling person of Universal. The completion of the conversion of the Series D Preferred Stock was, therefore, deferred until such conditions are satisfied or are no longer applicable. If the pending Capital Z Transaction closes, no approval of the conversion of the Series D Preferred Stock will be required, because the UAFC, L.P. will, after conversion of the Series D Preferred Stock, hold less than 10% of Universal's then outstanding stock. If the Capital Z Transaction does not close, the Company anticipates that it will obtain the required approval of a change of control or determination that no change of control is involved in the conversion of the Series D Preferred Stock.

         The stockholder agreement applicable to the Series C Preferred Stock also applies to the Series D Preferred Stock.

Unstacking

         When American Pioneer was acquired in 1993, it became a direct subsidiary of American Progressive. This ownership structure (the "stacking") significantly reduced the Risk-Based Capital ratio of American Progressive as computed by the regulators and the rating agencies and adversely affected the ratings of both companies and their ability to write new business.

         Universal and American Progressive entered into an agreement with the consent of the New York Insurance Department on June 27, 1996 (the "Unstacking Agreement") in which Universal was obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15.8 million. The Unstacking Agreement was intended to make American Pioneer a direct subsidiary of Universal, rather than an indirect subsidiary, owned through American Progressive. This unstacking increased the surplus of American Progressive, improved its Risk Based Capital Ratio and, to the extent that American Pioneer is able to pay dividends, permits the payment of such dividends directly to Universal.

         The unstacking was consummated between September 1997 and May 1998. In the unstacking Universal acquired all of the outstanding stock of American Pioneer from American Progressive for $15.8 million, half in cash and half in debentures payable to American Progressive. The debentures pay interest quarterly at the rate of 8.5% and are due between September 2002 and May 2003 The cash portion of the unstacking was paid by Universal from the proceeds of the Series C Preferred Stock transaction with AAM, a dividend from American
Pioneer, from the proceeds of a loan from Chase Manhattan Bank and cash generated by the operation of its subsidiary WorldNet Services Corp. See "Liquidity and Capital Resources -- The Company".

         The stock of the American Pioneer is held in a trust account at Chase Manhattan Bank as collateral to the inter-company notes between Universal and American Progressive. Any dividend paid by the American Pioneer to Universal is required to be used to pay down the principal of the inter-company notes.

Marketing and Distribution

         Historically, the Insurance Subsidiaries sold their products through a traditional general agency system. The Company now, however, seeks to structure arrangements with independent marketing organizations, licensed as general agents, that sell particular products and programs meeting particular market niches or needs. One such arrangement is with an organization that makes individual sales of interest sensitive whole life insurance policies through single or multi-year premium payments to middle age and senior age buyers. American Pioneer has also entered into an agreement with West Coast Life, an A+ life insurance subsidiary of Protective Life Insurance Company, to be the lead company for the sale of the Asset Enhancer products. The agreement calls for American Pioneer, West Coast Life and Reinsurance Company of Hannover ("RCH") to each participate in one-third of the risk and for American Pioneer to be the administrator of the product on a fee basis. An arrangement with a marketing organization in one state, which primarily sells Blue Cross/Blue Shield health insurance, accounted for almost all of the Company's group life sales.

         In 1998, no general agent produced as much as 5% of the Company's accident & health insurance premiums or life insurance premiums and only one general agent, Confidential Planning Inc., produced more than 10% of the Company's annuity premiums (10%). The agents, general agents and producers are paid purely on a commission basis and are not Company employees. In this marketing area, the Company believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. In particular, the Company believes that it provides a higher level of agent support and is more responsive to its agents in the field than many larger organizations with which it competes. The various State Departments of Insurance regulates compensation that the Company pays its agents on certain products.

         The Company, through the Insurance Subsidiaries, is licensed to market its products in 45 states and in the District of Columbia. However, approximately 80% of its 1998 premium and annuity considerations came from the states of Florida (33%), Texas (22%), New York (15%), North Carolina (4%), Alabama (3%), and Georgia (3%).

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

Ratings

         American Pioneer, American Progressive and American Exchange have been designated "B+ (Very Good)", "B (Adequate)" and "B-(Adequate)", respectively, by A.M. Best. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. According to A.M. Best's published material, a "B+", "B" or "B-" rating is assigned to companies which, in its opinion, have demonstrated very good (B+) or adequate (B), (B-) overall performance when compared to the standards it has established. Companies rated (B+) have a good ability to meet their obligations to policyholders. "B" and "B-" rated companies have an adequate ability to meet their policyholder obligations, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. Standard and Poors rates American Pioneer, American Progressive and American Exchange as "BBq", "Bq" and "BBBq", respectively, which means that, based on their publicly available information, they are currently able to meet policyholder obligations, although, as to "Bq", that ability is especially vulnerable to adverse economic and underwriting conditions. The Insurance Subsidiaries are not currently known to be rated by the Duff and Phelps or Moody's rating organizations. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on the Company's business, management believes that its marketing has enabled, and will continue to enable, the Insurance Subsidiaries to compete effectively.

Underwriting Procedures

         Premiums charged on insurance products are based, in part, on assumptions about the expected mortality and morbidity experience. In that regard, the Company has adopted and follows detailed uniform underwriting procedures designed to assess and quantify certain insurance risks before issuing individual life insurance, certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and the Company's prior underwriting experience. To implement these procedures, the Insurance Subsidiaries employ an experienced professional underwriting staff.

         Applications for insurance to be underwritten are reviewed to determine if any additional information is required to make an underwriting decision, which depends on the type and amount of insurance applied for and the applicant's age and medical history. Such additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for, issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions for a period of time or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits a single application for coverage typically containing only a few health-related questions instead of a complete medical history. In New York and other states, certain of the Company's products, including Medicare supplement, are subject to "Community Rating" laws which severely limit or prevent underwriting of individual applications. See "Regulation - Health Care Reform".

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

Investments

         The following table summarizes the Company's investment portfolio as of December 31, 1997 and 1998:
                                                            Investment Portfolio

                                                 December 31,1997                       December 31,1998
                                        -----------------------------------    -----------------------------------
                                                             Percent of                             Percent of
                                        Carrying Value          Total          Carrying Value         Total
                                         (Fair Value)      Carrying Value       (Fair Value)      Carrying Value
                                        ----------------   ----------------    ----------------  -----------------

Fixed Maturity Securities:
  U.S. Government and
  government agencies                      $ 11,026,445              6.92%         $ 6,597,556              4.01%
  Mortgage and asset backed                  58,725,145             36.83%          63,488,878             38.55%
  Investment grade corporates                51,217,648             32.13%          61,354,623             37.26%
  Non-investment grade corporates             2,616,470              1.64%           3,356,577              2.04%
                                        ----------------   ----------------    ----------------  -----------------
Total fixed maturity securities             123,585,708             77.52%         134,797,634             81.86%
Cash and cash equivalents                    25,014,019             15.69%          17,092,938             10.38%
Other Investments:
  Policy loans                                7,185,014              4.51%           7,276,163              4.42%
  Mortgage loans                              2,562,008              1.60%           4,456,516              2.71%
  Real property tax liens                       136,713              0.09%              30,696              0.02%
  Equity securities                             945,116              0.59%           1,019,780              0.61%
                                        ----------------   ----------------    ----------------  -----------------
Total invested assets                      $159,428,578            100.00%        $164,673,727            100.00%
                                        ================   ================    ================  =================

         The following table shows the distribution of the contractual maturities of the Company's portfolio of fixed maturity securities by carrying value as of December 31, 1998. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                            Contractual Maturities of Fixed Maturity Securities

                                                                                   Percent of
                                                                Carrying          Total Fixed
          Available for Sale                                     Value             Maturities
                                                            -----------------   -----------------
         Due in 1 year or less                                   $ 2,782,948               2.05%
         Due after 1 year through 5 years                         24,514,144              18.19%
         Due after 5 years through 10 years                       24,246,138              17.99%
         Due after 10 years                                       17,115,927              12.70%
         Mortgage and asset backed securities                     66,138,477              49.07%
                                                            -----------------   -----------------
                                                                $134,797,634             100.00%
                                                            =================   =================


         The following table shows the distribution by carrying value of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, along with related estimated fair values, as of December 31 1997, and 1998:

                            Distribution of Fixed Maturity Securities by Rating

                                   December 31, 1997                       December 31, 1998
                           ----------------------------------    ----------------------------------
                               Carrying            % of              Carrying             % of
           Standard &           Value              Total               Value             Total
             Poor's           (Estimated           Fixed            (Estimated           Fixed
             Rating          Fair Value)        Investment          Fair Value)        Investment
         ---------------   -----------------   --------------    ------------------   -------------
         AAA                    $55,914,846           45.24%          $ 57,517,532          42.67%
         AA                       7,713,721            6.25%            14,781,849          10.97%
         A                       31,225,481           25.27%            32,444,179          24.07%
         BBB                     26,115,190           21.13%            26,697,497          19.80%
         BB                       2,218,232            1.79%             2,346,394           1.74%
         B                          398,238            0.32%                     -               -
         CCC                              -               -              1,010,183           0.75%
                           -----------------   --------------    ------------------   -------------
         Total                 $123,585,708          100.00%          $134,797,634         100.00%
                           =================   ==============    ==================   =============

         At December 31, 1997 and 1998, 97.9% and 97.5%, respectively, of the Company's fixed maturity investments were investment grade corporate fixed maturity securities (i.e., those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service). This included approximately $42.8 million, at December 31, 1997, and $46.8 million, at December 31, 1998, of collateralized mortgage obligations secured by residential mortgages. These amounts represented approximately 35% of the Company's fixed maturity portfolio at December 31, 1997 and 1998, respectively. Certain classes of mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates then available. As a result, holders of mortgage-backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage-backed securities. At December 31, 1997 and 1998, less than investment grade fixed maturity securities had aggregate carrying values (held at fair value) of $2.6 million and $3.3 million, respectively, amounting to 1.9% and 2.3%, respectively, of total investments and 1.0% and 1.2%, respectively, of total assets. The Company's holdings of less than investment grade corporate fixed maturity securities are diversified and the investment in any one such security at both December 31, 1997 and 1998 was less than $1.0 million, which was approximately 0.4% of total assets as of each date. The Company wrote down the value of certain securities, considered to have been subject to an-other-than temporary decline in value, by $0.6 million in 1998, which was included in net realized gains on investments in the consolidated statements of operations. The Company did not write down the value of any securities during 1996 and 1997.

Investment Income

         Investment income is an important part of the Company's total revenues and profitability. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements.

         The following table shows the investment results of the Company's total invested asset portfolio, for the three years ended December 31, 1998 (excluding the realized gain on the sale of a non-operating subsidiary in 1997):

                                                                             Investment Results
                                                                         Years Ended December 31,
                                                 --------------------------------------------------------------
                                                        1996                 1997                  1998
                                                 -------------------  --------------------  -------------------
Total invested assets, end of period                   $144,681,269         $ 159,428,478        $ 164,723,727

Net investment income                                  $  9,850,083         $  10,022,658        $  10,721,351

Yield on average cash and investments                         7.08%                 6.81%                6.67%

Net realized investment gains
     on the sale of securities                          $   240,075            $  563,047         $    255,671


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

         The reserves reflected in the Company's consolidated financial statements are calculated in accordance with GAAP. These reserves are based upon the Company's best estimates of mortality and morbidity, persistency, expenses and investment income, with appropriate provisions for adverse deviation. The Company uses the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products.
GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. (See Notes 2e and 2f to the Notes to the Financial Statements).

Reinsurance

         Assumption of Asset Enhancer from West Coast Life

         Beginning in 1997, the Company began to assume asset enhancer business written by West Coast Life. The agreement calls for West Coast Life to retain 33.3% of the business written and cede the remaining 66.7% to Reassurance Company of Hannover ("RCH"). RCH, in turn, cedes 50% of this amount to American Pioneer, so all companies share in one-third of the risk. Under the agreement, American Pioneer performs all the underwriting and administration of the business for a fee. The underlying assets, which are maintained in a trust account, are managed by West Coast Life pursuant to the recommendation of an investment committee which is comprised of a representative from each company. Total premiums issued on this business in 1997 and 1998, on a statutory basis, amounted to $15.6 million and $11.2 million, respectively, for single-pay and $3.4 million and $1.4 million, respectively, for multiple-pay business.

         Assumption from First National

         In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56 million of annualized senior market premium from First National. American Pioneer initially contracted with First National to assume $4 million of annualized premium on group Medicare Supplement coverage issued to the members of FREA. (See "Previous Insurance Acquisition Activity").

         Other Assumed

         As part of its strategy of acquiring blocks of business, the Company has acquired several blocks of business through reinsurance.

         American Progressive participates in a modified coinsurance agreement with an unaffiliated insurer under an agreement entered into in 1986. The business assumed consists of non-participating premium-paying Whole Life and increasing premium Whole Life policies. At December 31, 1998, premiums in force ceded to American Progressive under this arrangement were approximately $0.4 million, the amount of insurance in force was approximately $22.3 million and the reserves assumed were approximately $4.7 million.

         In 1994, the Company assumed 100% of the risk and premium on certain accident & health insurance policies written by three insurers not affiliated with the Company: North American Company for Life and Health Insurance, North American Company for Life and Health Insurance of New York and Baptist Life Insurance Company of New York. At December 31, 1998, the premium in force on these policies was approximately $0.7 million.

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

         The Company has "excess of loss" reinsurance agreements with unaffiliated insurance companies on its accident & health insurance policies to reduce the liability on individual risks to $60,000 at American Pioneer, $200,000 at American Progressive and $50,000 at American Exchange. In 1996 the Company effected a "quota share" reinsurance agreement with another unaffiliated reinsurer to cede 50% of the remaining $60,000 of individual accident & health insurance risk at American Pioneer. The limited benefit medical risks at American Exchange are 75% reinsured to an unaffiliated reinsurer.

         The Company reinsures, on a quota share basis to unaffiliated reinsurers, certain of its new senior accident & health business as follows:
American Pioneer Medicare supplement - 75%; American Progressive Medicare supplement - 50%; American Progressive hospital indemnity - 25%; and American Exchange Medicare supplement - 75%. The Company's long term care products (nursing home and home health care) are 75% reinsured to an unaffiliated reinsurer with stop loss coverage after the third benefit year. The Company's managed care home health care product is 30% reinsured with an unaffiliated reinsurer. Under these various treaties, the Company performs all the underwriting and administration and receives various allowances for commission and expenses. In addition, the Company has a quota share agreement on its Accidental Death and Dismemberment policies under which the reinsurer receives 90% of all premiums and pays 90% of all losses and the Company receives allowances ranging from 20%-30% of the ceded premium. American Pioneer also reinsures all of the risk in excess of two years of benefits on certain disability income policies.

         As part of its restructuring, the Company sold all of its New York Statutory DBL, Group Dental and Deposit Term Life Insurance in force to unaffiliated insurers. (See "Restructuring Activity").

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

WorldNet

         General

         WorldNet is a fee-based company whose primary services are to act as a third party administrator and service provider to the Insurance Subsidiaries and other non-related companies. WorldNet also provides valuable support to the Company's underwriters, making telephone contact with potential insureds and verifying potential insureds' information on life and accident & health applications.

         In addition, WorldNet provides services to unaffiliated companies for medical managed care and assistance to people traveling away from their homes. These, and other related services, are sold by WorldNet to insurance companies (for their insureds), credit card companies (for their card members) and associations (for their members).

         Restructuring

         WorldNet was formed in 1992 when Universal acquired the assets and client base of a firm that provided claims administration, managed care and traveler's medical assistance to insurance companies (foreign and domestic) and affinity groups including credit card companies. The revenues of WorldNet grew from 1992 through 1995, in part due to acquisition, but WorldNet sustained significant operating losses. In 1996, Universal imposed a two part restructuring effort in WorldNet. The first part of the restructuring resulted in a reduction in revenue through the termination of unprofitable contracts, but also reduced its operating losses. The second part of the restructuring incorporated into WorldNet's corporate structure a low-cost administrative facility in Pensacola, Florida which the Company acquired the First National transaction. This has enabled WorldNet to expand its capacity to service the Insurance Subsidiaries as well as unaffiliated third parties. As a result of the addition of the revenues from the Insurance Subsidiaries, amounting to approximately 74% of WorldNet's revenues, WorldNet showed an operating profit of $2.0 million in 1998 and $0.9 million in 1997, after incurring losses of $0.2 million in 1996.

         Operations

         WorldNet operated a 24-hour multi-lingual communications center in Bay Harbour, Florida. This office entered into a joint venture with Security Health Providers, Inc. in December 1998 (see below). WorldNet has a third party administrative office in Pensacola, Florida. As of December 31, 1998, the Bay Harbour location had 40 full time employees and the Pensacola location had 126 full time employees. The company has developed and acquired proprietary software applications that have been customized for its market.

         Revenues

         WorldNet's revenues for years ended December 31, 1996, 1997 and 1998 were as follows:

                                                                       Year Ended December 31,
                                                       --------------------------------------------------------
                                                             1996               1997                1998
                                                       -----------------   ----------------    ----------------

        Pensacola administrative revenue (1)                $         -        $ 5,318,242         $ 6,916,153
        Managed care and claims adjudication                  1,513,962          1,583,933           1,269,713
        Travel and other assistance                             658,379            355,640             354,028
                                                       -----------------   ----------------    ----------------
                                                            $ 2,172,341        $ 7,257,815         $ 8,539,894
                                                       =================   ================    ================

--------------------------------------------------------------
(1) Included in the 1997 and 1998 Pensacola revenue amount is $5,230,574 and $6,450,794, respectively, of fees earned from the Insurance Subsidiaries, which fees were eliminated in the consolidated financial statements.

         In November 1998, the Company's subsidiary (WorldNet's third party administrator and travelers assistance business conducted at its Bay Harbour Island location) entered into a joint venture with Security Health Care Providers, Inc. ("SHP"), a Delaware corporation and contributed the assets used in that business. In consideration for these assets, the Company received SHP common and preferred stock constituting 50% of SHP's common and preferred stock outstanding after the closing of the transaction and $574,800 in 14% convertible demand notes of SHP.

         SHP is in the business of providing information services to senior citizens regarding, among other things, long-term care, assisted living facilities nursing homes, medical care providers, and other services. SHP offers group rate discounts for such services to persons who join various membership programs of SHP. It receives fees both from its members and from the providers of the discounted services, based on the use of the services by the members. After this transaction, SHP has continued to operate the business purchased from WorldNet out of WorldNet's Bay Harbour Island location, hiring WorldNet employees who provided services at that location, and has moved SHP's previous operation in Oakbrook, Illinois to the Bay Harbour Island location.

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

         The insurance laws regulate, among other things, capitalization, permissible investments, premium rates on health insurance policy forms, the form and content of policies which may be offered, specified methods of accounting (statutory accounting or SAP) for detailed financial statements submitted to the various Insurance Departments and minimum capital and surplus required to continue in operation.

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

         Each Insurance Subsidiary is required to file detailed reports with the insurance department of each state in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the National Association of Insurance Commissioners ("NAIC"), the Insurance Subsidiaries are examined periodically by examiners of New York, Florida, Texas and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. American Progressive was examined in 1995 for the three years ended December 31, 1994 by the New York State Insurance Department and is currently under examination for the three years ended December 31, 1997. American Pioneer was examined in 1997 for the year ended December 31, 1995 by the Florida Insurance Department. American Exchange was examined in 1995 for the year ended December 31, 1994 by the Texas Insurance Department and is currently under examination for the year ended December 31, 1996. The Company has complied with all recommendations made in reports on such examinations, and no issues were raised which the Company deems to be material.

         Many states require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1997 and 1998, securities totaling $7.1 million and $7.7 million, respectively (approximately 5.3% and 5.2%, respectively, of the carrying value of the Company's invested assets), were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards established by the particular state.

         Codification of Statutory Accounting Practices

         The NAIC is in the process of codifying statutory accounting practices ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Insurance Subsidiaries use to prepare its statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1999, will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Insurance Subsidiaries, the Florida, New York and Texas Insurance Departments must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is unclear whether the Florida, New York and Texas Insurance Departments will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to the Insurance Subsidiaries' statutory-basis financial statements.

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

         The AVR and IMR of the Insurance Subsidiaries as of December 31, 1997 and 1998 were:

                                                 1997             1998
                                             -------------    -------------
              American Progressive
              AVR                               $438,371       $  786,721
              IMR                               $752,285       $1,050,711

              American Pioneer
              AVR                              $ 316,674        $ 407,246
              IMR                              $  62,361        $ 288,051

              American Exchange
              AVR                              $  10,877          $11,356
              IMR                              $      -           $   433

         Since 1993 New York State has required that all health insurance sold to individuals and groups with less than 50 employees, to be offered on an open enrollment and community rated basis. Such insurance may continue to be sold to groups with more than 50 employees on an underwriting basis, with premium set to reflect expected or actual results. The community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and requires that the same average rate be used for all persons with the same policy residing in the same location. The Medicare supplement actively marketed by American Progressive in New York State and some of its in force business is subject to the community rating rules. The extension of such legislation to Florida and Texas, where significant medically underwritten health insurance is offered, might cause a reconsideration of the Company's existing health care coverage offerings.

         Dividend and Distribution Restrictions

         Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York
Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $8.8 million at December 31, 1998.

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

         American Pioneer has the capacity to pay dividends of approximately $0.2 million during the year ending December 31, 1999. American Pioneer paid dividends of $0.5 million and $0.2 million to American Progressive in 1996 and 1997, respectively, and a dividend of $.4 million was paid to Universal in 1997.

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

         Risk-Based Capital Requirements

         Effective December 31, 1993, the NAIC adopted new risk-based capital ("RBC") requirements, which have also been adopted in New York, Florida and Texas. These are intended to provide for a measurement of statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. As of December 31, 1997 and 1998, American Progressive's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 484% and 633% of the Authorized Control Level, respectively. As of December 31, 1997 and 1998, American Pioneer's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 495% and 568% of the Authorized Control Level, respectively. As of December 31, 1997 and 1998, American Exchange's ratios of total adjusted capital to RBC, based on the NAIC approved model, were approximately 227% and 1,781% of the Authorized Control Level, respectively.

         Guaranty Association Assessments

         All states require insurance companies to participate in guaranty associations designed to cover certain claims against insolvent insurers. The incurrence and amount of such assessments have increased in recent years and are generally expected to increase further in future years. American Progressive and American Pioneer were assessed and paid approximately $(1,000) (refund) and $31,000 in 1997 and $60,000 and $67,000, respectively, in 1998. American
Exchange was assessed and paid approximately $36,000 in 1998. The likelihood and amount of any other future assessments are now unknown and are beyond the control of the Company.

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

         In 1996, Congress enacted the Kennedy-Kassenbaum Act, which, among other changes, restricts the ability of insurers to utilize medical underwriting and pre-existing condition provisions in certain health insurance policies issued to persons who were previously insured under qualifying policies. These changes, which became effective in stages, may have an effect on some of the Company's policies.

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

         An important portion of the Company's insurance business is the sale of deferred annuities and certain life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to federal income tax on increases in the value of an annuity or life insurance contract until some form of distribution is made from the contract. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance, which, if enacted, might have an adverse effect on the ability of the Company to sell the affected products in the future. The Company is not aware that Congress is actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life insurance; however, it is possible that the tax treatment of annuities or life insurance could change by legislation or other means (for example, by Internal Revenue Service regulations or judicial decisions).

         Certain changes in insurance and tax laws and regulations could have a material adverse effect on the operations of insurance companies. Specific regulatory developments which could have a material adverse effect on the operation of the insurance industry include, but are not limited to, the potential repeal of the McCarran-Ferguson Act (which exempts insurance companies from a variety of federal regulatory requirements), and adoption of laws, such as those already in force in New York, limiting an insurer's ability to medically underwrite and rate health insurance policies or to exclude pre-existing conditions from coverage. In addition, the administration of such regulations is vested in state agencies that have broad powers and are concerned primarily with the protection of policyholders.

Employees

         At December 31, 1998, the Company employed approximately 265 employees, none of whom are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

                                   MANAGEMENT

Directors and Executive Officers of the Company and Officers of the Subsidiaries

         The following table sets forth certain information concerning the Directors and Officers of the Company and the Officers of the subsidiaries:

                                                                 Position with the Company,
                                                        Present Principal Occupation or Employment
Name                               Age               and Past Five-Year Employment History

Richard A. Barasch                  45       Director,  Chairman of the Board (since December 1997), President and Chief Executive
                                             Officer of the Company; Director and President of American Progressive;  and Chairman
                                             of the Board of American  Pioneer,  WorldNet and  Security  Health.  Mr.  Barasch has
                                             been a director  and  executive  officer of the  Company  since July 1988,  President since April 1991 and Chief  Executive  Officer  since June 15, 1995.  He has held his positions with the Company's  subsidiaries since their acquisition or organization by the Company.  Term as a Director expires in 2000.

Robert A. Waegelein, C.P.A.         38       Senior Vice  President  and Chief  Financial  Officer of the Company  (since  October
                                             1990) and of the  Company's  subsidiaries  since  they were  acquired  or  organized.
                                             Prior to that, Mr.  Waegelein,  a certified public  accountant,  was employed by KPMG
                                             Peat Marwick LLP, the Company's then independent public accountants,  in positions of increasing responsibility, finally serving as Senior Manager.

Gary W. Bryant, C.P.A.              49       President,  CEO and  Director  of American  Pioneer  since April 1983 and Senior Vice
                                             President of the Company since June 15, 1995.

William E. Wehner, C.L.U.           55       Executive Vice President and Chief Operating  Officer of American  Progressive  since
                                             May 1991.  Mr.  Wehner was employed  for over twenty  years by Mutual Life  Insurance
                                             Company of New York and its  affiliates  in positions of  increasing  responsibility, finally serving as Vice President for Group Insurance.

Guy H. Hartman, FALU, C.L.U.        63       Vice  President and Chief  Underwriter  (since  January  1986) and  Secretary  (since
                                             January 1994) of American Pioneer.




Brad D. Leonard, F.S.A., M.A.A.A.   54        Vice  President  of the  Company  and  Senior  Vice  President  and Chief  Actuary of
                                              American  Progressive and American  Pioneer since January 1997. From December 1992 to
                                              January  1997,  Mr.  Leonard was Vice  President  & Actuary of The Federal  Home Life
                                              Insurance  Companies.  Prior to December 1992, he was Senior Vice President and Chief
                                              Actuary of American Heritage Life Insurance Company.

Sam Walden                          59        Vice President - Information Systems of American Pioneer since November 1986.

Joan M. Ferrarone                   59        Secretary of the Company and American  Progressive  since June 1995.  Mrs.  Ferrarone has been  employed by the Company since 1991 and by American  Progressive  since 1984 in positions of increasing responsibility.

Marvin Barasch                      76        Chairman  Emeritus  of the  Company  (since  December,  1997)  and  Vice-Chairman  of
                                              American  Progressive (John Adams) since July 1988, Chairman of American  Progressive since June 1996 and a director of American  Pioneer since May 1993.  Mr.  Barasch was
                                              Chief  Executive  Officer of the Company from July 1988 to June 15, 1995. He has been in the  insurance  business  as an agent  and  broker  for over 40  years.  Term as a
                                              Director expires in 2001.

Michael A. Barasch                  43        Director  of  the  Company  since  July  1988  and  American   Progressive  (and  its
                                              predecessor,  John  Adams)  from July 1988 to June 1995.  Since  February  1995,  Mr.
                                              Barasch  has been a member of the law firm of Barasch  and  McGarry.  He was a member of the law firm of Altier and Barasch from  February 1989 to February  1995.  Term as a Director expires in 1999.

David F. Bolger                     66        Director of the Company since  December  1992.  Since 1966, Mr. Bolger has been Chief
                                              Executive  Officer of Bolger & Co.,  Inc.,  an  investment  banking  firm.  Term as a
                                              Director expires in 1999.

Mark M. Harmeling                   46        Director of the Company  since July 1990 and Director of American  Progressive  since
                                              December  1992.  Mr.  Harmeling  has been  Director of Sales and Marketing for Spanos
                                              Companies  since June 1997.  He has served as President of Bay State Realty  Advisors
                                              since  January  1994  and  previously  President  of  Intercontinental   Real  Estate
                                              Corporation,  a real estate management and development company for more than the past five years.  Mr. Harmeling is also a Director of the following  companies:  Rochester
                                              Shoetree  Corporation (since 1988) and Applied Extrusion  Technologies  (since 1987).
                                              Term as a Director  expires in 2001.

Bertram Harnett                     75        Elected  director  of the Company  and  American  Pioneer in June 1996 and had been a director of the Company  previously  (July 29, 1988 to February 9, 1989). Mr. Harnett is President of the law firm of Harnett  Lesnick & Ripps P.A.,  Boca Raton,  Florida,
                                              and its  predecessors  since 1988,  and a  practicing  lawyer  since 1948.  He is the author of  treatises  on  insurance  law and is a former  Justice  of New York  State
                                              Supreme Court.  Term as a director expires in 2001.

Walter L. Harris                    47        Director  of the  Company  since  July  1993  and of  American  Progressive  (and its predecessor,  John Adams) since July 1988.  Since 1979, Mr. Harris has been President of  Tanenbaum-Harber  Company,  Inc., a general  insurance  brokerage firm. Term as a
                                              Director expires in 1999.

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

Patrick J. McLaughlin               40        Director  of the  Company  since  January  1995.  Mr.  McLaughlin  has been  Managing
                                              Director of Emerald  Capital Group,  Ltd., an asset  management  and consulting  firm specializing  in the insurance  industry,  since April 1993.  Prior to that he was an
                                              Executive Vice President and Chief  Investment  Officer of Life Partners Group,  Inc.
                                              (April 1990 to April 1993),  Managing  Director of Conning & Company  (August 1989 to
                                              April  1990)  and  Senior  Vice  President  and  Chief  Investment   Officer  of  ICH
                                              Corporation (March 1987 to August 1989).  Term as a Director expires in 2000.

Richard Veed                        46        Director of the Company  since April 25, 1997.  Mr. Veed has been a Managing  Partner of AAM  Investment  Banking  Group,  Ltd.  Since October 1993.  Prior to that, he was
                                              President of Guaranty  Reassurance  Corp.  from  September,  1992 to May,  1993 and a
                                              Partner at Arthur  Andersen & Co.  from 1987 to August,  1992.  He is also a Director of HomeVest  Financial  Group,  Inc.,  Wasatch Crest Group,  Inc.,  and Wasatch Crest
                                              Mutual Insurance Company.  Term as Director expires in 1999.

Robert F. Wright                    73        Director of the  Company  since June 1998.  Mr.  Wright has been  President  of Robert
                                              F.Wright  Associates,  Inc. since 1988.  Prior to that Mr. Wright was a partner of the public  accounting  firm of Arthur  Andersen & Co.  from 1960 to 1988.  Mr.  Wright is
                                              Director of Hanover Direct,  Inc.,  Reliance  Standard Life Insurance  Company and its
                                              affiliates,  Deotexis,  Inc., GVA Williams,  The  Navigators  Group,  Inc.,  Quadlogic
                                              Controls Corp.,  Rose Technology Group Limited,  and U.S.  Timberlands  Company,  L.P.
                                              He is also an  advisory  director of  Quandrant  Management,  Inc.  Term as a Director
                                              expires in 2000.

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

         The Board of Directors has an Audit Committee, which also acts as a Transactions Committee, consisting of Messrs. Bolger, Henshel, McLaughlin, Veed and Wright, a Compensation Committee consisting of Messrs. Harmeling, Harris, Veed and Wright and an Executive Committee consisting of Messrs. Marvin, Richard and Michael Barasch, Bolger, Harnett and Veed. The Audit Committee is empowered to consult with the Company's independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters and, as the Transactions Committee, reviews and makes recommendations to the Board on certain capital transactions entertained by the Company. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of officers of the Company. The Executive Committee has the authority to act between Board meetings on behalf of the Board, on all matters allowed by law.

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

         Bertram Harnett, a director of the Company, is a shareholder in Harnett, Lesnick & Ripps P.A. of Boca Raton, Florida, which was paid $317,864 in 1998 on account of its legal services to, as well as reimbursement for disbursements made on behalf of, the Company.

         Robert F. Wright, a director of the Company, is a shareholder and President of Robert F. Wright Associates, Inc. of New York City, which was paid $50,486 on account of its services as Chairman of the Audit Committee, as well as reimbursement for disbursements made on behalf of, the Company.

         Marvin Barasch, Chairman Emeritus and a director of the Company, is the sole shareholder of Barco Associates Inc. of New York City, which was paid $100,000 pursuant to a consulting agreement that expires on December 31, 1999.


ITEM 2 - PROPERTIES

         The Company currently leases from unaffiliated parties: (i) approximately 9,000 square feet of office space in Rye Brook, New York, under a lease expiring in October 2004, (ii) 18,000 square feet in Orlando, Florida, under a lease expiring in January 2002; (iii) 32,000 square feet in Pensacola, Florida, under a lease expiring in November 2002, with two renewals at the Company's option for a period of five years each; (iv) 3,000 square feet in Dallas, Texas, under a lease expiring in March 2002 and (v) 4,000 square feet in Bay Harbour, Florida, under a lease expiring in August 1999. These leases represent the operating offices of American Progressive, American Pioneer, American Exchange and WorldNet, respectively, and carry an aggregate annual rental of approximately $750,000. The Company also leases a smaller office in Andalusia, Alabama, for an aggregate annual rental of approximately $17,000.


ITEM 3 - LEGAL PROCEEDINGS

         No reportable litigation was pending at December 31, 1998. The Company is party to various lawsuits arising out of the ordinary conduct of its business, none of which, the Company believes, would have a material adverse effect upon the business of the Company if it were to be adversely determined.


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

                                                       Common Stock                   1999 Warrants
                                                ---------------------------      ------------------------
                                                   High            Low              High         Low
                                                ------------   ------------      ------------------------

1996
-----------------------------------------
First Quarter                                         3 1/8          2 1/4             1 1/2       1 1/4
Second Quarter                                        3 1/8              2             1 1/4       1 1/4
Third Quarter                                         3 1/8        2 31/32             1 3/4       1 1/4
Fourth Quarter                                      2 11/16          1 1/2             1 3/8       1 1/4

1997
-----------------------------------------
First Quarter                                       2 31/64          1 3/4            1 9/32       1 1/8
Second Quarter                                        2 5/8          1 3/4             1 1/8       1 1/8
Third Quarter                                         2 5/8          1 7/8             1 3/8       1 1/8
Fourth Quarter                                        3 1/4              2             1 3/8       1 3/8

1998
-----------------------------------------
First Quarter                                             3          2 3/8             1 3/8       1 3/8
Second Quarter                                      2 15/16         2 5/16             1 3/8       1 3/8
Third Quarter                                         2 7/8          2 1/8                 2       1 1/4
Fourth Quarter                                        2 7/8              2             1 3/8       1 3/8

1999
-----------------------------------------
First Quarter (through March 1)                       4 1/4        2 13/16             3 3/4       1 7/8

         As of March 1, 1999, there were approximately 1,700 holders of the Common Stock and 100 holders of the 1999 Warrants. On March 1, 1999, the bid and ask sales prices for the Common Stock were $3 11/16 and $3 13/16, and for the 1999 Warrants were 2 3/8 and 3 7/8.

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

         The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, the related notes thereto and the auditors' report thereon and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below as of, and for each of the years ended December 31, 1994 and 1995 are derived from the consolidated financial statements of the Company, which have been audited and reported upon by KPMG LLP, independent certified public accountants. The selected consolidated financial data presented below as of and for each of the years ended December 31, 1996 through 1998, have been audited and reported upon by Ernst & Young LLP, independent certified public accountants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                      Year ended December 31,
                                             ---------------------------------------------------------------------------

                                                 1994            1995         1996 (4)       1997 (5)          1998
                                             -------------   -------------  -------------  -------------   -------------
                                                             (In thousands, except for per share data)
Income Statement Data:

Direct premium and policyholder fees            $  40,652       $  46,145      $  55,287       $ 99,339        $131,044
Reinsurance premium assumed                        13,564           8,866         10,522            998             998
Reinsurance premium ceded                         (13,892)        (18,200)       (25,664)       (62,623)        (89,546)
                                             -------------   -------------  -------------  -------------   -------------
Net premium and other policyholder fees            40,324          36,811         40,145         37,714          42,496

Net investment income                               9,239           8,945          9,850         10,023          10,721
Realized gains                                         42             674            240          1,133             256
Fee income                                          4,126           3,137          2,872          2,368           2,553
Other income                                          219             244            280             93              63
Total revenues                                     53,950          49,811         53,387         51,331          56,089
Total benefits, claims and
other deductions                                   51,712          47,161         53,014         48,119          52,157
Net income after taxes                              2,228           2,642            104          2,119           3,932
Net income applicable to
common shareholders (1)                             3,173           2,642            104          1,870           2,174
Earnings per share:
Basic                                                0.59            0.42           0.01           0.26            0.29
Diluted                                              0.37            0.25           0.01           0.18            0.20

                                                                           December 31,
                                             --------------------------------------------------------------------------
Balance Sheet Data:                             1994             1995            1996          1997           1998
                                             ------------     -----------     -----------   ------------   ------------
                                                         (In thousands, except for per share data)

Total investments                               $125,487        $135,603        $144,681      $ 159,429      $ 164,674
Total assets                                     164,862         182,994         242,237        272,575        283,302
Policyholder account balances                    108,777         118,609         134,539        145,085        154,886
Series C Preferred Stock                               -               -               -          5,168          5,168
Series D Preferred Stock                               -               -               -              -          2,250
Series B Preferred Stock                           4,000           4,000           4,000          4,000          4,000
Stockholders' equity                              15,321          24,114          22,079         25,706         28,318
Stockholders' equity per share of
Common Stock :
   Basic (2)                                        1.83            2.89            2.53           2.96           3.18
   Diluted (3)                                      1.66            2.30            2.12           2.39           2.59

---------------------------------------------------------
(1)  After  provision  for Series A  Preferred  Stock  dividends  of
     $576,000 for the year ended December 31, 1994 and Series C Preferred Stock dividends of $250,000 and $433,000 for the year ended December
     31, 1997 and 1998, respectively.
(2)  Basic   stockholders'   equity  per  share  of  common   stock   represents
     stockholders' equity less the statement value of Series B Preferred Stock divided by outstanding shares of common stock.
(3)  Diluted   stockholders'  equity  per  share  of  common  stock  represents stockholders' equity plus the statement value of the Series C Preferred Stock, redemption accrual on the Series C Preferred Stock, the Series D Preferred Stock, the proceeds from the exercise of outstanding options and warrants divided by outstanding shares of common stock plus the stock issued pursuant to the conversion of the Series B, Series C and Series D Preferred Stock and the exercise of the options and warrants outstanding.
(4) Includes the results of the First National block of business since its acquisition on October 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(5) Includes the results of American Exchange since its acquisition on December 1, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is an insurance holding company representing the strategic combination of three life insurance companies, American Progressive, American Pioneer and American Exchange, and WorldNet. Management is focused on growth, both internal, through aggressive marketing and product development programs directed at specialty life and accident & health insurance products, and by seeking further acquisitions of insurance companies or blocks of business. It also has embarked on a program to streamline operations through consolidation of administrative and processing facilities.

         The Insurance Subsidiaries had consolidated revenues of approximately $51.1 million, $49.3 million and $53.7 million for the years ended December 31, 1996, 1997, and 1998, respectively, representing 95%, 96% and 96%, of the Company's total revenues for each period, respectively. Although American Progressive, domiciled in New York, primarily sells its products in New York and the northeastern United States, American Pioneer, domiciled in Florida, primarily sells its products in Florida and the southeastern United States and American Exchange, domiciled in Texas, exclusively sells its products in Texas, one or more of the Insurance Subsidiaries is licensed in 45 states and in the District of Columbia.

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

Results of Operations

         Years Ended December 31, 1997 and 1998

         The results of operations for the years ended December 31, 1997 and 1998 include the operations of American Progressive, American Pioneer and WorldNet for the year ended December 31, 1997 and the operations of American Exchange for the period December 4, 1997, the date of its acquisition, to December 31, 1997. All references to per share amounts are on a diluted basis.

         For the year ended December 31, 1998, the Company earned net income after Federal income taxes of $2.6 million ($0.20 per share) compared to $2.1 million ($0.18 per share) in the prior year. Operating income before Federal income taxes amounted to $3.9 million for the year ended December 31, 1998 compared to $3.2 million in the prior year. During 1997, the Company sold Amerifirst Insurance Company, an inactive insurance company, for $3.4 million and realized a pretax gain of $0.6 million ($0.4 million after tax or $0.03 per share).

         Revenues. Total revenues increased approximately $4.8 million to approximately $56.1 million for the year ended December 31, 1998, compared to total revenues of approximately $51.3 million in the prior year.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the year ended December 31, 1998, the Company's gross premium and policyholder fees earned (including reinsurance assumed) amounted to $132.0 million, a $31.7 million increase over the $100.3 million amount in 1997. This gross premium increase is primarily related to the Company's acquisitions of the stock of American Exchange in December 1997 ($19.5 million) and a Medicare Supplement block of business from Dallas General effective January 1, 1998 ($10.5 million). In addition, the gross earned premiums on the Company's currently marketed programs increased as follows:

                                                                   1998 Total
         Product                             Premium Increase    Premium Earned
         -------------------------------     ----------------    ---------------
                                               (in millions)      (in millions)
         Senior market accident & health           $     9.79         $    21.16
         Senior market life insurance                     .91               3.30
         Specialty life insurance                        1.51               2.60
         Specialty medical                               3.25               6.35
         Group life insurance                               -               3.39
                                              ---------------     --------------
         Totals                                    $    15.46         $   36.80
                                              ===============     ==============

         These increases totaled $45.5 million and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                    1998 Total
         Product                              Premium Decrease    Premium Earned
         -------------------------------      ----------------    --------------
                                               (in millions)      (in millions)
         First National assumed business            $     3.95        $    47.32
         Non-marketed life insurance                       .53              6.74
         Non-marketed accident & health                   2.42             11.20
         Group dental insurance                           6.86               -
                                              ----------------    --------------
         Totals                                     $    13.76        $    65.26
                                              ================    ==============

         In continuation of its restructuring activity the Company executed an agreement, with an unaffiliated insurer, to 100% reinsure its group dental block of business effective September 1, 1997. The Company will continue to perform the administration on the business for a fee.

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1998 amounted to $89.5 million, a $26.9 million increase from the 1997 amount of $62.6 million. Details of the changes in reinsurance premiums ceded is as follows:

                                             Ceded Premium         1998 Total
         Product                            Increase (Decrease)  Premium Ceded
         -------------------------------    -------------------  --------------
                                              (in millions)       (in millions)
         Business acquired
               American Exchange                   $     15.36        $    15.36
               Dallas General                             8.41              8.41
         Senior market accident & health                  5.74             10.62
         Senior market life insurance                      .51              1.67
         Specialty life insurance                          .68              1.43
         Specialty medical                                2.90              5.71
         First National assumed business                 (3.37)            38.38
         Other lines                                     (3.29)             7.96
                                             ------------------   --------------
         Totals                                    $     26.94        $    89.54
                                             ==================   ==============

         Investment related revenue

         Net investment income of the Company increased $0.7 million to $10.7 million for the year ended December 31, 1998, compared to $10.0 million in 1997. This increase is attributable to the increase in invested assets outstanding during 1998 compared to 1997. Realized gains on investments amounted to $0.3 million for the year ended December 31, 1998 compared to $1.1 million in 1997. Included in the 1998 amount is the $0.5 million write down of certain securities determined by management to be permanently impaired. Included in the 1997 amount is the $0.6 million realized gain on the sale of Amerifirst Insurance Company to an unaffiliated third party.

         Other revenue

         Fee income amounted to $2.6 million for the year ended December 31, 1998, an increase of $0.2 million from the $2.4 million amount from 1997.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $4.0 million to $52.2 million for the year ended December 31, 1998, compared to $48.1 million for the year ended December 31, 1997.

         Claims and other benefits increased $1.9 million to $25.6 million for the year ended December 31, 1998 compared to $23.7 million in 1997. The change in reserves for the year ended December 31, 1998 amounted to an increase of $5.4 million compared to an increase of $0.4 million in 1997 generating a variance of $4.9 million. These increases in claims and change in reserves are the result of the $4.8 million increase in net premiums earned for the year ended December 31, 1998 discussed above.

         Interest credited to policyholders increased $0.6 million to $7.2 million, which increase is the result of more interest sensitive account values in force, primarily from the sale of the Asset Enhancer product.

         The change in deferred acquisition costs increased by $0.6 million for the year ended December 31, 1998 compared to 1997. The amount of acquisition costs capitalized increased $2.1 million from $6.7 million in 1997 to $8.8 million in 1998. The overall increase in capitalized costs is the result of the increase in new premium production in the year ended December 31, 1998 compared to 1997. The amortization of deferred acquisition costs increased $1.5 million from $3.8 million in 1997 to $5.3 million in 1998. This increase is the result of the increase in the asset balance. In the year ended December 31, 1998, the Company amortized $0.2 million of goodwill generated in the acquisitions of First National ($111,000) and American Exchange ($60,000) and $.2 million of present value of future profits generated in the acquisitions of American Exchange ($128,000) and Dallas General ($46,000).

         Commissions increased $6.0 million in the year ended December 31, 1998 to $27.1 million, compared to $21.1 million in 1997. This increase is the direct result of the $31.7 million increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $10.9 million in the year ended December 31, 1998 to $31.2 million, compared to $20.3 million in 1997. This increase is the direct result of the $26.9 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $1.8 million in the year ended December 31, 1998 to $21.2 million, compared to $19.4 million in 1997. The insurance companies' expenses amounted to $19.8 million for the year ended December 31, 1998 compared to $16.7 million in 1997, an increase of $3.1 million. This increase is the result of an increase of expenses incurred in generating new business ($1.5 million) and the result of expenses incurred at American Exchange ($.5 million), which was not owned by the Company in the 1997 period as well as an increase in TPA fees ($2.1 million). These increases were offset by decreases in the general overhead incurred at the insurance companies ($1.1 million). The non-insurance companies' expenses decreased $0.3 million to $1.3 million for the year December 31, 1998. This decrease in expenses incurred by WorldNet ($1.1 million) offset by an increase in expenses incurred at the Parent Company ($.6 million), which is primarily the interest expense on the new loan outstanding and increased activity of the public company operations in 1998 relative to 1997.

         Federal Income Tax Expense. Federal income tax expense increased approximately $0.2 million to $1.3 million for the year ended December 31, 1998, compared to $1.1 million for the year ended December 31, 1997. This increase is the result of the increase in operating income before taxes to $3.9 million in 1998 from $3.2 million in 1997. The effective tax rate in 1998 was 33.7% compared to 34.0% in 1997.

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

         For the year ended December 31, 1997, the Company earned net income after Federal income taxes of $2.1 million ($0.18 per share) compared to $0.1 million ($0.01 per share) in the prior year. Operating income before Federal income taxes amounted to $3.2 million for the year ended December 31, 1997 compared to $0.4 million in the prior year. In September 1997, the Company sold AmeriFirst Insurance Company, an inactive insurance company, to an unaffiliated third party, for $3.4 million and realized a pretax gain of $0.6 million ($0.4 million after tax or $0.03 per share).

         Revenues. Total revenues decreased approximately $2.1 million to approximately $51.3 million for the year ended December 31, 1997, compared to total revenues of approximately $53.4 million in the prior year, which decrease is primarily attributable to the Company's decision to restructure its operations and exit certain product lines (See "Business - Restructuring Activity").

         Gross premium and policyholder fees earned and reinsurance assumed

         In the year ended December 31, 1997, the Company's gross premium and policyholder fees earned (including reinsurance assumed) amounted to $100.3 million, a $34.5 million increase over the $65.8 million amount in 1996. This gross premium increase is significantly attributable to the increase of $37.1 million of premiums received on the policies assumed in the fourth quarter of 1996 from First National, which premiums amounted to $51.3 million in 1997 compared to $14.2 million in 1996. In addition, the gross premiums on the Company's currently marketed programs increased as follows:

         Product                             Premium Increase    Premium Earned
         ---------------------------------   ----------------    ---------------
         Senior market supplemental health            $  4.39            $ 11.37
         Senior market life insurance                     .77               2.37
         Group life insurance                             .12               3.41
                                             ----------------    ---------------
         Totals                                       $  5.28            $ 17.15
                                             ================    ===============

         In addition, other life insurance premium increased $2.1 million to $8.4 million in 1997.

         These increases totaled $44.5 million and were offset by the net decrease in premiums on the products terminated and not currently marketed by the Company. Effective December 31, 1996, the Company withdrew its participation in the NAIU specialty accident & health insurance pool and also sold its New York State DBL business in force. The decrease in premium from the exit from these lines amounted to $11.2 million for the year ended December 31, 1997. Effective September 1, 1997, the Company decided to exit the group dental business and executed an agreement with an unaffiliated reinsurer to cede 100% of all business earned after September 1, 1997. The premium will continue to be received by American Pioneer and will be ceded to the reinsurer on a 100% quota share basis. Gross premiums for the group dental business increased $1.1 million in 1997.
         Other accident & health insurance premiums increased $0.1 million for the year ended December 31, 1997. Premiums on the international medical insurance product (which was 90% and 95% reinsured to unaffiliated reinsurers in 1997 and 1996, respectively) increased $1.3 million in 1997, while the premiums on the non-marketed accident & health products decreased $1.1 million in 1997.

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1997 amounted to $62.6 million a $37.0 million increase from the 1996 amount of $25.7 million. Of this increase, $31.0 million relates to the business acquired from First National, while $1.9 million relates to senior market accident & health and $0.2 million relates to senior market life insurance. In addition to these increases, the reinsurance on the international medical insurance discussed above increased $1.1 million in 1997, while premiums ceded on life insurance increased $2.2 million.

         Effective January 1, 1997, the Company entered into a new reinsurance agreement on American Pioneer's major medical/major hospital business. Under the new treaty, the Company retains 50% of the first $60,000 in claims risk compared to 25% under the prior agreement. As a result, premiums ceded on this product decreased $1.7 million in 1997. Accident & health premiums ceded on the policies not currently marketed also decreased $1.0 million.

         In connection with the restructuring activity previously discussed, reinsurance on the NAIU pool business amounted to $1.1 million and reinsurance on the group dental business amounted to $2.2 million.

         Net investment income of the Company increased $0.2 million to $10.0 million for the year ended December 31, 1997, compared to $9.9 million in the prior year. Realized gains on investments amounted to $1.1 million for the year ended December 31, 1997 compared to $0.2 million in the prior year. Included in the 1997 amount is the $0.6 million gain realized on the sale of AmeriFirst Insurance Company to an unaffiliated third party.

         Other revenue

         Fee income amounted to $2.4 million for the year ended December 31, 1997, a decrease of $0.5 million from the $2.9 million amount for the prior year. This decrease is the result of the cancellation of WorldNet's Ontario Blue Cross contract in 1996. The amortization of deferred revenue amounted to $93,000 for the year ended December 31, 1997, compared to $0.3 million in the prior year. This $0.2 million decrease is the result of the full amortization of the deferred revenue generated by the reinsurance of the major medical business on June 30, 1995, which agreement was terminated by the reinsurer on December 31, 1996 (See "Business -Reinsurance Ceded").

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $4.9 million to $48.1 million for the year ended December 31, 1997, compared to $53.0 million in the prior year.

         Claims and other benefits decreased $0.3 million to $23.7 million for the year ended December 31, 1997 compared to $24.0 million in the prior year. The increase in net claims on the business assumed from First National amounted to $6.5 million, while net claims on the senior market accident & health increased $0.8 million. As discussed above, the Company is retaining a higher amount of major medical/major hospital business under a new reinsurance agreement and, as a result, the Company's claims on this product increased $1.1 million to $2.2 million. (This increase corresponds to the $1.1 million increase in retained premiums.) In addition, claims on the non-marketed accident & health products increased $0.4 million in 1997.

         These increases of $8.7 million were offset by decreases in the claims incurred on the terminated businesses (NAIU - $4.2 million; New York State DBL - $3.7 million; group dental - $0.9 million). The remaining decrease of $0.2 million represents a decrease in life insurance claims.

         The change in reserves for the year ended December 31, 1997 amounted to an increase of $0.4 million compared to an increase of $1.9 million in the prior year generating a decrease of $1.4 million. Included in the 1996 change in reserves is $0.3 million generated by the NAIU accident pool business that the Company has exited. Interest credited to policyholders increased $32,000 to $6.6 million.

         The change in deferred acquisition costs increased $0.7 million for the year ended December 31, 1997 compared to 1996. The amount of acquisition costs capitalized increased $1.7 million from $5.0 million in 1996 to $6.7 million in 1997. This increase is the result of the increase in new premium production in the year ended December 31, 1997 compared to the prior year. The amortization of deferred acquisition costs increased $1.0 million from $2.8 million in 1996 to $3.8 million in 1997. This increase is the result of the increase in the asset balance. In the year ended December 31, 1997, the Company amortized $0.1 million of the goodwill generated in the First National acquisition.

         Commissions increased $5.0 million in the year ended December 31, 1997 to $21.1 million, compared to $16.1 million in the prior year. This increase is the direct result of the $34.5 million increase in gross premium earned discussed above. Commissions and expense allowances on reinsurance ceded increased $9.3 million for the year ended December 31, 1997 to $20.3 million, compared to $11.4 million in the prior year. This increase is the direct result of the $37.0 million increase in reinsurance premium ceded discussed above and reduces the amounts of commissions and expenses capitalized for deferred acquisition costs.

         Other operating costs and expenses increased $1.7 million in the year ended December 31, 1997 to $19.4 million, compared to $17.7 million in the prior year. The non-insurance companies expenses decreased $0.3 million to $2.6 million for the year ended December 31, 1997 as a result of the decrease in expenses incurred at WorldNet - Miami.

         The insurance companies' expenses amounted to $16.8 million for the year ended December 31, 1997 compared to $14.8 million in the prior year, an increase of $2.0 million. Expenses incurred administrating the recently acquired business from First National amounted to $4.3 million, while premium taxes increased $0.8 million. These increases totaled $5.0 million and were offset by the decrease in new business expenses of $0.3 million, general overhead of the insurance companies of $1.1 million and expenses incurred by the NAIU pool of $1.6 million.

         Federal Income Tax Expense. Federal income tax expense increased approximately $0.8 million to $1.1 million for the year ended December 31, 1997, compared to $0.3 million for the year ended December 31, 1996. This increase is the result of the increase in operating income before taxes to $3.2 million in 1997 from $0.4 million in 1996. The operating loss of the non-insurance companies amounted to $0.6 million in 1996 and a valuation allowance was recorded for this net operating loss. The effective tax rate in 1997 was 34.0% compared to 72.3% in 1996 (29.1% after backing out the non-insurance companies operating loss).

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

         The Company

         The Company requires cash to pay the operating expenses necessary to support its status as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses), and to meet the cost involved in being a publicly-owned company. In addition, it requires cash to meet Universal's obligations under the debentures outstanding with American Progressive and to meet the quarterly amortization of the bank loan entered into on December 10, 1997, as amended on September 30, 1998.

         On December 31, 1998 the Company issued 22,500 shares of Series D Preferred Stock for $2.25 million. (See "Private Placement Financing-Series D Preferred Stock). The proceeds were used to make a $1.0 million capital contribution to American Pioneer on December 31, 1998 and for working capital,

         In December 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3.5 million five-year, secured term loan and during the nine months ended September 30, 1998, the Company made principal payments totaling $0.4 million. The loan agreement called for interest at the London Interbank Offered Rate ("LIBOR") plus 200 basis points. However, in order for it hedge the interest rate risk on this loan agreement, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998 and locked in a fixed interest rate of 8.19%. During the nine months ended September 30, 1998, the Company paid $0.2 million in interest for the period December 4, 1997 to September 30, 1998.

         On September 30, 1998, the Company executed the First Amendment to its Credit Agreement with Chase Manhattan Bank, which Amendment refinanced the current loan agreement with the bank. Under the Amendment, the Company executed a new $5.0 million five-year secured term loan. The principle amount outstanding on the prior loan was $3.2 million and was paid off with the proceeds of the new loan. The new loan agreement calls for interest at the LIBOR plus 200 basis points. The Company's three-year interest rate swap agreement with the Bank remains in effect on the original $3.5 million loan, which locked in a fixed interest rate on the refinanced loan of 7.8%. The effect of this swap agreement was to increase interest expense by $24,000 in 1998. In the fourth quarter, the Company paid $0.3 million in principal and $0.1 million in interest under the amended loan agreement.

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

         In connection with the Unstacking Agreement (see "Business - Unstacking"), Universal has $7.9 million in debentures outstanding to its American Progressive subsidiary. The debentures pay interest quarterly at 8.5% and are due between September 2002 and May 2003.

         Management believes that the current cash position and expected cash flows of the non-insurance companies and the availability of dividends from American Pioneer can support the obligations of Universal noted above for the foreseeable future. Although, there can be no assurance as to the expected future cash flows or to the availability of dividends from American Pioneer.

         Insurance Subsidiaries

         American Progressive, American Pioneer and American Exchange are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of December 31, 1998 for the maintenance of authority to do business were $2.5 million, $2.7 million and $0.8 million, respectively. However, in these states substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At December 31, 1998 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $9.7 million, $12.6 million and $3.8 million, respectively.

         During 1998, the Company made capital contributions totaling $2 million to American Pioneer. These amounts were generated by the proceeds of the First Amendment to the Company's credit agreement and from the proceeds of the Series D Preferred Stock issuance. The capital contributions were made to support the growth in new business production at American Pioneer.

         The NAIC risk based capital ("RBC") rules have been adopted by New York, Florida and Texas. See "Regulation Risk-Based Capital Requirements." The RBC rules provide for various actions when the ratio of a company's total adjusted surplus to its RBC falls below 200%. At December 31, 1998, American Progressive, American Pioneer and American Exchange had RBC ratios of approximately 633%, 568% and 1,781% of the Authorized Control Level, respectively.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At December 31, 1998 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $12.0 million. The insurance companies, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

         Changes in interest rates may affect the incidence of policy surrenders and withdrawals. In addition to the potential impact on liquidity, unanticipated surrenders and withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market rates. The Company seeks to invest in assets that have duration and interest rate characteristics similar to the liabilities that they support.

         As a result of the decrease in economic interest rates, the net yield on the Company's cash and invested assets decreased from 6.81% in 1997 to 6.67% in 1998. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of an investment advisor, Asset Allocation and Management Company, an affiliate of AAM, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 2.1% and 2.5% of total fixed maturities as of both December 31, 1997 and 1998, respectively). As of December 31, 1998 all securities were current in the payment of principal and interest.

         At December 31, 1998, the Insurance Subsidiaries held cash and cash equivalents totaling $17.1 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $135.8 million. The fair values of these liquid holdings totaled more than $152.9 million.

Federal Income Taxation of the Company

         The Company files a consolidated return for federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. At December 31, 1998 the Company (exclusive of American Pioneer and American Exchange) had a net operating tax loss carry forwards of approximately $11.6 million which expire in the years 1999 to 2012. At December 31, 1998 the Company also had Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes of approximately $0.3 million which can be used indefinitely.

         American Pioneer and American Exchange file a separate consolidated federal income tax return. At December 31, 1998 American Pioneer and American Exchange had net operating tax loss carry forwards, most of them incurred prior to their acquisition by the Company, of approximately $3.7 million which expire in the years 1999 to 2013. As a result of changes in ownership of American Pioneer in May 1993, use of most of the loss carry forwards of American Pioneer are subject to annual limitations.

         At December 31, 1997 and 1998, the Company has established valuation allowances of $1,342,838 with respect to these net operating loss carryforwards (deferred tax assets). The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the Company's recent reorganization and use of its administration company WorldNet to generate taxable income. These changes resulted in the Company increasing taxable income in the non-life companies by $1.2 million and $0.4 million in 1997 and 1998, respectively. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

         The Insurance Subsidiaries are taxed as life insurance companies as provided in the Tax Code. The Omnibus Budget Reconciliation Act of 1990 amended the Tax Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in the Company's financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of the Insurance Subsidiaries' net operating loss carry forwards, there was no material increase in the Company's current income tax provision for the three years ended December 31, 1998 due to this provision.

         The Clinton Administration has made two tax proposals relating to the insurance industry that may have an impact on the Company. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over a ten years their PSA balances. American Pioneer has $1.1 million of untaxed profits in its PSA, while American Progressive and American Exchange have none.

         A second proposal the Clinton Administration has made modifies the rules for capitalizing policy acquisition costs of life insurance companies on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. The proposed modifications to capitalization percentages apply only to group or individual term life insurance, non-pension annuity contracts, cash value life insurance, credit life insurance and credit health insurance and are higher than the current capitalization percentages. For the 1998 tax year, the Company had $44.3 million of premium receipts subject to proposed modifications to capitalization percentages.

         The Company can not predict whether or not these proposals will pass or pass in some modified form and, therefore, can not predict the impact caused by these proposed tax changes.

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

         The Company's plan to resolve the Year 2000 issue involves the following phases: (1) the assessment phase, which determines the impact of the Year 2000 issue, (2) the remediation phase, which is the updating or modifying of affected systems, (3) the testing phase, which determines the effectiveness of the remediation phase, (4) the implementation phase, which applies all proven systems to the operating environment and (5) the contingency planning phase, which develops plans in the event that the Year 2000 issue was not appropriately addressed.

         The Company has completed its assessment of the systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that the Company's main policy administration system utilizes programs that were written using four digit codes to define the applicable year. This main policy administration system was tested to determine the system's ability to operate after January 1, 2000. Test results indicated that the system should continue to process transactions without disruption. Some of the Company's computer programs used to process portions of the Company's business outside of the main policy administration system were written using two digits rather than four to define the applicable year and therefore have to be modified or replaced. As a result, the Company began a conversion process to bring all of the Company's products onto its main policy administration system. All of the Company's products were placed on this system by January 1, 1999.

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

         The Company recently acquired blocks of business (the First National and Dallas General blocks) and American Exchange. In connection with those acquisitions, the Company has converted all of the acquired businesses into the Year 2000 compliant systems currently in place.

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

         The Company estimates that its plan to resolve the Year 2000 issue will be completed by June 30, 1999, which is prior to any anticipated impact on its operating systems, and that the Year 2000 issue should not pose significant operational problems for its computer systems. However, if the Company's plan is not successfully implemented, the Year 2000 issue could have a material impact on the operations of the Company.

         The Company's plan includes the development of contingency plans for any significant risks that might result from the Year 2000 issue. As discussed above, the Company is not presently aware of any specific significant business risk that it believes it is exposed to regarding the Year 2000 issue. Therefore, the Company has not developed a contingency plan for the Year 2000 issue. The Company will continue to monitor and assess risks for which contingency plans will be required.

         A possible worst case scenario, although this is not considered likely, would occur if the Federal government and its vendors were unable to continue to process Medicare supplement claims electronically. In the event that this would occur, the Company's current procedure of obtaining Medicare claim data through an electronic interface would not occur and the Company would have to revert to manually entering this data into the claims paying system. This would result in the Company hiring approximately 20 additional employees to handle the increase in this data entry function. The Company considers the clerical marketplace in each of its primary office locations (Pensacola, Orlando, Miami and Rye Brooke) to be able to handle this situation in a satisfactory manner.

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

Effects of Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of Universal's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), effective for years beginning after December 15, 1997, which Statement was adopted by the Company. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The financial information reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the Company has operations or assets, and major customers. The adoption of Statement 131 did not affect results of operations or financial position.

         As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Universal's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on Universal's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates that affect the market prices of its fixed income securities.

Interest Rate Risk

         The Company could experience economic losses if it was required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, the Company attempts to mitigate its exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of its fixed income investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. The Company's insurance liabilities are generally long tailed in nature, which generally permits ample time to prepare for their settlement. To date, the Company has not utilized various financial risk management tools on its investment securities, such as interest rate swaps, forwards, futures and options to modify it exposure to changes in interest rates. However, the Company may consider them in the future.

         The Company is aware that certain classes of mortgage backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. The Company monitors investment portfolio mix to mitigate this risk.

Sensitivity Analysis

         The Company regularly conducts various analyses to gauge the financial impact of changes in interest rate on it financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on the Company's financial results.

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 1998, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $5.3 million and $10.6 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $5.2 million and $11.0 million, respectively.

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

ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Universal American Financial Corp.'s voting securities by directors, officers and persons who, to the best knowledge of the Company, are known to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1998, is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1998.

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

                      (iv) Certificate of Correction of the Certificate of Amendment of the Certificate of Incorporation relating to Series C-1 and C-2 Preferred Stock, filed April 23, 1997.

                       (v) Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. relating to Series D-1 and D-2 Preferred Stock filed December 30, 1998.

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

         10(a) Stock Subscription Agreement as of August 12, 1994, between Registrant and Wand/Universal L.P., as amended by Agreement dated November 23, 1994 is incorporated by reference to
                  Exhibit 10(e) to Current Report on Form 8-K dated August 12, 1994 and Exhibit 10.4(1) to Current Report on Form 8-K dated January 18, 1995.

         10(b) Financial Advisory Agreement as of September 1, 1994 between Registrant and Wand Partners L.P. is incorporated by reference to Exhibit 10(f) to Current Report on Form 8-K dated August 12, 1994.

         10(c) Shareholder Agreement among the Registrant, Wand/Universal Investments L.P., Barasch Associates Limited Partners and Others, dated December 30, 1994 is incorporated by reference to Exhibit 10(d) to Form 10-K for 1994.

         10(d) Special Commitments to the Superintendent of Insurance of the State of New York, dated January 6, 1995, signed by:

                        (i) the Registrant, American Progressive, BALP and NMRB Corp. and

                       (ii) WAND, Wand (Universal) Inc., David S. Callard and Bruce W. Schnitzer are incorporated by reference to Exhibit 10(e) to Form 10-K for 1994.

         10(e) Stock purchase agreement between Registrant and AAM Capital Partners, L.P. dated July 7, 1997, including:

                        (i) Exhibit 10, proposed Certificate of Amendment of Incorporation relating to Series C Preferred Stock; and

                       (ii)     Exhibit 11, proposed shareholder agreement.

                  Incorporated by reference to Exhibit 10(g) to Form 10K for 1996.

         10(f) Stock Purchase Agreement among registrant, UAFC L.P. and Chase Equity Partners L.P. entered into December 31, 1998 together with side letter dated December 31, 1998 between Registrant and AAM Capital Partners, L.P.

         11       Computation   of  basic  and  diluted   earnings   per  share,
                  incorporated by reference to Note 2j of Notes to Consolidated Financial Statements for 1998, included in this Form 10K.

         22       List of Subsidiaries:

                                                              State of       Percentage
                                      Name                  Incorporation      Owned
                  American Progressive Life & Health
                        Insurance Company of New York         New York         100%
                  American Pioneer Life Insurance Company     Florida          100%
                  American Exchange Life Insurance Company    Texas            100%
                  Quincy Coverage Corporation                 New York         100%
                  WorldNet Services Corp.                     Florida          100%
                  Security Health Providers, Inc.             Delaware          50%

         23(a)    Consent of Ernst & Young LLP


(b)      Reports on Form 8-K

         None

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.
                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                   (Registrant)
                           By:  /s/ Richard A. Barasch
                                 Richard A. Barasch
                   Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 bythe following persons in the capacities indicated:

Signatures                                 Title

/s/ Richard A. Barasch                  Chairman of the Board, President,
Richard A. Barasch                      Chief Executive Officer and Director
                                        (Principal Executive Officer)

/s/ Robert A. Waegelein                 Senior Vice President and Chief
Robert A. Waegelein                     Financial Officer
                                        (Principal Accounting Officer)

/s/ Marvin Barasch                      Chairman Emeritus and Director
Marvin Barasch

/s/ Michael A. Barasch                  Director
Michael A. Barasch

/s/ David F. Bolger                     Director
David F. Bolger

/s/ Mark M. Harmeling                   Director
Mark M. Harmeling

/s/ Bertram Harnett                     Director
Bertram Harnett

/s/ Walter L. Harris                    Director
Walter L. Harris

/s/ Harry B. Henshel                    Director
Harry B. Henshel

/s/ Patrick J. McLaughlin               Director
Patrick J. McLaughlin

/s/ Richard Veed                        Director
Richard Veed

/s/ Robert F. Wright                    Director
Robert Wright

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                             F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998              F-3

Consolidated Statements of Operations
 for the Three Years Ended December 31, 1998                              F-4

Consolidated Statements of Stockholders' Equity
 for the Three Years Ended December 31, 1998                              F-5

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 1998                              F-6

Notes to Consolidated Financial Statements                                F-7

Schedule I -- Summary of Investments - other than investments in related parties (incorporated in Note 5 to Consolidated Financial Statements)

Schedule II -- Condensed Financial Information of Registrant              F-39

Schedule III -- Supplementary Insurance Information                       F-42

Schedule IV -- Reinsurance (incorporated in Note 11 of Notes to Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

                         Independent Auditors' Report




The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules as listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             Ernst & Young LLP
New York, New York
March 30, 1999

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and 1998

ASSETS                                                          1997           1998
                                                            -------------  -------------
Investments (Notes 2c and 5)
Fixed maturities available for sale, at fair value
  (amortized cost $121,119,346 and $132,227,114,
   respectively)                                            $123,585,708   $134,797,634
Equity securities, at fair value (cost $987,095 and
$1,063,186, respectively)                                         45,116      1,019,780
Policy loans                                                   7,185,014      7,276,163
Property tax liens                                               136,713         30,696
Mortgage loans                                                 2,562,008      4,456,516
                                                            -------------  -------------
    Total investments                                        134,414,559    147,580,789

Cash and cash equivalents                                     25,014,019     17,092,938
Accrued investment income                                      3,357,624      3,538,573
Deferred policy acquisition costs (Note 2d)                   20,832,060     24,282,771
Amounts due from reinsurers (Note 11)                         76,576,040     77,393,653
Due and unpaid premiums                                          548,271        525,909
Deferred income tax asset (Note 6)                               105,413              -
Goodwill                                                       4,508,596      4,354,584
Present value of future profits                                1,281,807      1,569,601
Other assets                                                   5,936,947      6,963,481
                                                            -------------  -------------
    Total assets                                             272,575,336    283,302,299
                                                            =============  =============

LIABILITIES, Series C Preferred Stock, Redemption accrual on Series C Preferred Stock, Series D Preferred
Stock AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2e)                      145,085,687    154,886,059
Reserves for future policy benefits                           38,327,612     47,442,966
Policy and contract claims - life                              1,167,213      2,297,446
Policy and contract claims - health                           22,592,441     24,332,141
Loan payable (Note 12)                                         3,500,000      4,750,000
Amounts due to reinsurers                                     17,769,695      1,810,696
Deferred revenues                                                264,745        201,389
Deferred income tax liability (Note 6)                                 -      1,218,547
Other liabilities                                             12,743,775      9,943,970
                                                           -------------  -------------
    Total liabilities                                        241,451,168    246,883,214
                                                           -------------  -------------

Series C Preferred Stock (Issued and outstanding 51,680)
(Note 7)                                                       5,168,000      5,168,000
                                                           -------------  -------------
Redemption accrual on Series C Preferred Stock                  249,790         683,241
                                                           -------------  -------------
Series D Preferred Stock (Issued and outstanding 22,500)
(Note 8)                                                               -      2,250,000
                                                           --------------  ------------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (Note 9)
Series B Preferred Stock (Issued and outstanding 400)          4,000,000      4,000,000
Common stock (Authorized, 20,000,000 issued
  and outstanding 7,325,860 and 7,638,057, respectively)          73,259         76,381
Common stock warrants (Authorized, issued and
outstanding 668,481 and      658,231, respectively)                    -              -
Additional paid-in capital                                    15,992,497     16,410,412
Accumulated other comprehensive income                           841,620        857,872
Retained earnings                                              4,799,002      6,973,206
                                                            -------------  -------------
    Total stockholders' equity                                25,706,378     28,317,871
                                                            -------------  -------------
    Total liabilities, Series C Preferred Stock,
  Redemption accrual on Series C Preferred Stock,
  Series D Preferred Stock and stockholders' equity         $272,575,336   $283,302,299
                                                            =============  =============

                   See notes to consolidated financial statements.

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Years Ended December 31, 1998


  REVENUE: (Notes 2e and f)                         1996          1997         1998
                                                 -----------   -----------  -----------

  Gross premiums and policyholder fees earned    $55,286,610   $99,339,251 $131,044,411
  Reinsurance premiums assumed                    10,521,987       997,836      997,891
  Reinsurance premiums ceded                     (25,663,224)  (62,622,721) (89,546,238)
                                                 -----------   -----------  -----------
  Net premiums and policyholder fees earned
  (Note 11)                                      40,145,373    37,714,366    42,496,064
  Net investment income (Note 5)                  9,850,083    10,022,658    10,721,351
  Realized gains on investments (Note 5)            240,075     1,132,521       255,671
  Fee income                                      2,871,319     2,367,763     2,552,664
  Amortization of deferred revenue (Note 2g)        280,335        93,212        63,356
                                                 -----------   -----------  -----------
                Total revenues                   53,387,185    51,330,520    56,089,106
                                                 -----------   -----------  -----------

  BENEFITS, CLAIMS AND OTHER DEDUCTIONS:
  Increase in future policy
  benefits                                        1,854,539       440,936     5,355,787
  Claims and other benefits                      24,042,876    23,719,208    25,638,642
  Interest credited to policyholders              6,614,176     6,645,716     7,240,241
  Increase in deferred acquisition costs         (2,257,617)   (2,945,672)   (3,529,521)
  Amortization of present value of future
  profits                                                 -             -       174,400
  Amortization of goodwill                                -       111,819       170,898
  Commissions                                    16,080,245    21,089,466    27,146,850
  Commission and expense allowances
    on reinsurance ceded                         (11,004,623) (20,300,483)  (31,219,549)
  Other operating costs and expenses             17,684,697    19,358,303    21,179,767
                                                 -----------   -----------  -----------
               Total benefits, claims and
               other deductions                   53,014,293   48,119,293    52,157,515
                                                 -----------   -----------  -----------

  Operating income before taxes                     372,892     3,211,227     3,931,591
  Federal income tax expense (Note 6)               269,017     1,091,818     1,323,963
                                                 -----------   -----------  -----------
  Net income                                        103,875     2,119,409     2,607,628
  Redemption accrual on Series C Preferred
  Stock (Note 7)                                          -       249,790       433,424
                                                 -----------   -----------  -----------
  Net Income applicable to common shareholders    $ 103,875    $1,869,619   $ 2,174,204
                                                 ===========   ===========  ===========

  Earnings per common share (Note 2 j):

  Basic                                              $0.01         $0.26        $0.29
                                                 ===========   ===========  ===========
  Diluted                                            $0.01         $0.18        $0.20
                                                 ===========   ===========  ===========


                   See notes to consolidated financial statements.

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Three Years Ended December 31, 1998


                                                                                      Accumulated
                                                Series B               Additional       Other
                                               Preferred    Common     Paid-In     Comprehensive    Retained
                                                 Stock      Stock      Capital         Income       Earnings        Total
                                               ---------- ----------  ----------   -------------   ----------   ------------
  Balance, January 1,
  1996                                       $ 4,000,000    $69,575  $15,849,542    $ 1,369,651   $ 2,825,508    $24,114,276

  Net income                                           -          -            -              -       103,875        103,875

  Change in net unrealized
  investment gain (loss)                               -          -            -     (2,341,888)            -     (2,341,888)
                                                                                                                 ------------
  Comprehensive income                                 -          -            -              -             -     (2,238,013)
                                                                                                                 ------------
  Issuance of common stock                             -      1,917      200,346              -             -        202,263
                                              ----------- ----------  ----------   -------------   ----------    ------------
  Balance, December 31,1996                    4,000,000     71,492   16,049,888       (972,237)    2,929,383     22,078,526
                                              ----------- ---------- ----------   -------------   ----------     ------------

  Net income                                           -         -             -              -     2,119,409      2,119,409

  Change in net unrealized
  investment gain (loss)                               -         -             -      1,813,857             -      1,813,857
                                                                                                                 ------------

  Comprehensive income                                 -         -             -             -              -      3,933,266
                                                                                                                 ------------
  Issuance of Common stock                             -     1,767       272,253             -              -        274,020

  Issuance of Series C Preferred Stock                 -        -       (329,644)            -              -      (329,644)

  Redemption accrual on Series C
  Preferred Stock                                      -        -              -             -      (249,790)      (249,790)
                                             ------------ ----------  ----------   ------------   -----------    ------------
  Balance, December 31, 1997                   4,000,000    73,259    15,992,497       841,620     4,799,002      25,706,378
                                             ------------ ----------  ----------   ------------   -----------    ------------

  Net income                                           -        -              -             -     2,607,628       2,607,628


  Change in net unrealized
  investment gain (loss)                               -        -              -         16,252            -           16,252
                                                                                                                   ----------
  Comprehensive income                                 -        -              -             -             -        2,623,880
                                                                                                                   ----------

  Issuance of common stock                             -     3,122       524,920             -             -          528,042

  Issuance of Series
  D Preferred Stock                                    -         -     (107,005)             -             -         (107,005)

  Redemption accrual
  on Series C                                          -         -             -             -      (433,424)        (433,424)
 Preferred Stock
                                              ----------- ----------  ----------    ----------     ----------      -----------

  Balance, December 31, 1998                   $4,000,000 $76,381    $16,410,412      $857,872     $6,973,206      $28,317,871
                                               ========== ========== ===========    ==========     ==========       ==========



                        See notes to consolidated financial statements.

                    UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Years Ended December 31, 1998



                                                 1996         1997         1998
                                              ------------ ------------ ------------
Cash flows from operating activities:
Net income                                     $ 103,875    $2,119,409   $2,607,628
Adjustments to reconcile net income to net
cash used by operating activities:
Deferred income taxes                             269,017    1,091,818    1,323,963
Change in reserves for future policy
benefits                                        3,526,269   (3,997,414)   6,927,945
Change in policy and contract claims              677,167   (2,713,062)    (270,067)
Change in deferred policy acquisition costs    (2,257,617)  (2,945,673)  (3,529,521)
Change in deferred revenue                       (280,336)     (93,212)     (63,356)
Amortization of present value of future
profits                                                 -            -      174,400
Amortization of goodwill                                -      111,819      154,012
Change in policy loans                           (746,103)    (589,250)     (91,149)
Change in accrued investment income              (427,870)    (368,951)    (180,949)
Change in reinsurance balances                (11,773,467)  (4,963,108)  (5,320,077)
Change in due and unpaid premium                  114,812    2,269,874       22,362
Realized gains on investments                    (240,075)  (1,132,521)    (255,671)
Other, net                                      1,125,463    4,336,972   (1,873,773)
                                              ------------ ------------ ------------
Net cash used by operating activities          (9,908,865)  (6,873,299)    (374,253)
                                              ------------ ------------ ------------

Cash flows from investing activities:
Proceeds from sale of fixed maturities
available for sale                             18,329,599   35,962,815   26,887,431
Proceeds from redemption of fixed
maturities available for sale                  25,436,976    9,029,804    7,941,450
Cost of fixed maturities purchased
available for sale                            (48,466,456) (37,932,859  (45,886,182)
Change in amounts held in trust for
reinsurer                                               -   (5,154,802)  (5,182,289)
Proceeds from sale of equity securities           506,250      337,022      511,678
Cost of equity securities purchased              (501,250)    (689,802)    (591,280)
Change in other invested assets                   269,702   (1,367,882)    (107,532)
Proceeds from sale of subsidiary, net of
cash held                                               -    2,020,496            -
Purchase of business, net of cash acquired      1,685,010   (4,080,033)  (2,562,824)
                                              ------------ ------------ ------------
Net cash used by investing activities          (2,740,169)  (1,875,241) (18,989,548)
                                              ------------ ------------ ------------

Cash flows from financing activities:
Net proceeds from issuance of common stock        202,263      274,020      421,037
Proceeds from the issuance of Series C
Preferred Stock                                         -    4,838,356            -
Proceeds from the issuance of Series D
Preferred Stock                                         -            -    2,250,000


Increase in policyholder account balances      15,930,118   10,546,733    7,521,683
Change in short-term debt                               -     (800,000)           -
Increase in loan payable                                -    3,500,000    1,850,000
Principle repayment on loan payable                     -            -     (600,000)
Change in notes payable                          (369,698)           -            -
                                              ------------ ------------ ------------
Net cash provided from financing activities    15,762,683   18,359,109   11,442,720
                                              ------------ ------------ ------------
Net (decrease) increase in cash and cash        3,113,649    9,610,569   (7,921,081)
equivalents                                     3,113,649    9,610,569   (7,921,081)
                                              ------------ ------------ ------------
Cash and cash equivalent at beginning of
year                                           12,289,801   15,403,450   25,014,019
                                              ------------ ------------ ------------
Cash and cash equivalent at end of year       $15,403,450  $25,014,019  $17,092,938
                                              ============ ============ ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                     $   83,852  $   77,389   $   306,578
                                              ============  ===========  ===========

  Income taxes                                 $       -   $   62,000   $         -
                                              ============  ===========  ===========

                 See notes to consolidated financial statements.

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND COMPANY BACKGROUND:

      Universal American Financial Corp. (the "Company" or "Universal" formerly, Universal Holding Corp.) was incorporated under the laws of the State of New York in August 1981, for the purpose of conducting insurance and related business primarily through its then wholly-owned subsidiary, John Adams Life Insurance Company of New York ("John Adams"). On May 17, 1991, the Company acquired 100% of the outstanding common stock of American Progressive Life & Health Insurance Company of New York ("American Progressive") and on June 27, 1991 merged John Adams into American Progressive. In 1988, the Company organized Quincy Coverage Corp. ("Quincy") an insurance agent and broker. In January 1992, the Company began operations in WorldNet Services Corp. ("WorldNet"), a provider of managed care and assistance to travelers. On May 26, 1993, the Company acquired 100% of the outstanding common stock of American Pioneer Life Insurance Company ("American Pioneer"). On December 4, 1997, the Company acquired 100% of the outstanding common stock of American Exchange Life Insurance Company ("American Exchange") (See Note 4).

      The  Company's  marketing  emphasis  is  to  sell  products   particularly
appealing  to  the  senior  market   place,   and  largely   through   marketing
organizations with concentrations in this market. The Company began to sell senior market life and accident & health insurance products in 1993 in New York and expanded its sales effort to Florida in 1996 and to Texas in 1997. The momentum into Florida was accelerated by the acquisition of business from First National Life Insurance Company ("First National"), while the expansion into Texas was accelerated by the acquisition of American Exchange (See Note 4). The core products sold to the senior age market include Medicare supplement, home health care, nursing home, hospital indemnity and senior life insurance. In addition, the Company sells certain program life insurance and annuity products through independent marketing organizations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a. Basis of Presentation: The significant accounting policies followed by Universal American Financial Corp. and subsidiaries
            that  materially affect  financial   reporting  are  summarized
            below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting
            principles  ("GAAP") which, as to American Progressive,   American
            Pioneer  and  American   Exchange,   differ  from statutory
            accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and
            liabilities  and  disclosures  of contingent   assets  and
            liabilities   at  the  date  of  the  financial statements  and the
            reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      c.    Investments: Investments are shown on the following bases:

            The Company follows Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of tax and deferred policy acquisition cost adjustment.

            As of December 31, 1997 and 1998, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans and mortgage loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Property tax liens are carried at cost. Investment income is recorded when earned. Realized investment gains and losses on the sale of securities are based on the specific identification method.

      d. Deferred Policy Acquisition Costs: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected
            gross  profits  on  the  policies   arising principally  from
            investment, mortality and expense margins for FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for
            Certain  Long-Duration  Contracts and for Realized  Gains and Losses
            from the  Sale  of   Investments",  ("Statement  No.  97") products
            and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", ("Statement No. 60") products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses. No deferred policy acquisition costs were written off for the years ended December 31, 1996, 1997 and 1998.

            The Company has several reinsurance arrangements in place on its life and accident & health insurance risks (see Note 11). In the accompanying statement of operations, the Company reports commissions incurred on direct premium written and commission and expense allowances on reinsurance ceded on separate lines to correspond to the presentation of the premiums earned by the Company. In determining the amounts capitalized for deferred acquisition costs, the Company includes an amount for gross commissions and direct issue expenses, net of the related allowances received from the reinsurer on these costs.

            Details with respect to deferred policy acquisition costs for the three years ended December 31, 1998 are as follows:

                  Balance at January 1, 1996                  $ 16,564,450
                      Capitalized costs                          5,042,137
                      Adjustment relating to unrealized loss
                      on fixed maturities                          269,447
                      Amortization                              (2,784,520)
                                                                ----------
                  Balance at December 31, 1996                $ 19,091,514
                      Capitalized costs                          6,712,207
                      Adjustment relating to unrealized gain
                      on fixed maturities                       (1,205,127)
                      Amortization                              (3,766,534)
                                                                 ----------
                  Balance at December 31, 1997                $ 20,832,060
                      Capitalized costs                          8,791,732
                      Adjustment relating to unrealized
                      gain on fixed maturities                     (78,810)
                      Amortization                              (5,262,211)
                                                                 ----------
                   Balance at December 31, 1998              $   24,282,771
                                                                 ==========

      e.    Recognition of Revenues, Contract  Benefits  and  Expenses  for
            Investment and Universal Life Type Policies: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Benefit claims incurred in excess of policyholder account balances
            are  expensed.   The  liability  for policyholder account  balances
            for universal life-type policies and investment products under Statement No.97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consist principally of policy account values before any applicable surrender charges. Premium receipts are not reported
            as revenues  when  the  retrospective   deposit  method  is  used.
            Credited interest rates for these products range from 4.50% to 7.25%. For the three years ended December 31, 1996, 1997 and 1998, one general agency of American Progressive produced $5.8 million,
            $2.9  million and $1.1 million  of   annuity receipts, respectively,
            which   represented approximately  43%, 24% and 10%  respectively, of total annuity  receipts of American Progressive.


      f. Recognition of Premium Revenues and Policy Benefits for Accident & health Insurance Products: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident& health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred
            claims. Active life reserves  include  unearned   premiums  and
            additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience and include provisions for possible adverse deviation. Claim reserves are established for
            future payments  not yet due on  incurred   claims,  primarily
            relating to individual disability insurance and group long-term disability insurance products. These reserves are established based on past experience and are continuously reviewed and updated
            with any related  adjustments  recorded   to  current   operations.
            Claim liabilities  represent  policy  benefits  due but unpaid at
            year-end  and   primarily  relates  to   individual   health
            insurance products.

            Activity  in  the  accident  &  health  policy  and  contract  claim liability is as follows:

                                               1996         1997       1998
                                            -----------  ---------- -----------

               Balance at beginning of
               year                        $ 8,681,136 $24,628,019 $ 22,592,441
               Less reinsurance
               recoverables                (2,650,646)  (15,269,309 (17,033,804)
                                            -----------  ---------- -----------

               Net balance at beginning
               of year                      6,030,490     9,358,710   5,558,637
                                            -----------  ---------- -----------

               Balance acquired with
               First National               3,374,535             -            -
               Balance acquired with
               American Exchange                    -       551,126            -
               Balance acquired with
               Dallas General                       -             -     785,000

               Incurred related to:
                   Current year            23,029,175    19,363,347  18,043,448
                   Prior years             (2,511,056)   (2,424,332)   (782,037)
                                           -----------   ----------  -----------
               Total incurred              20,518,119    16,939,015  17,261,411
                                           -----------   ----------  -----------

               Paid related to:

                   Current year              15,671,699   14,405,575 13,673,436
                    Prior years               4,892,735    6,884,639  4,675,761
                                            -----------  ---------- -----------
                    Total paid               20,564,434   21,290,214 18,349,197
                                            -----------  ---------- -----------

               Net balance at end of year     9,358,710    5,558,637  5,255,851
               Plus reinsurance
               recoverables                  15,269,309   17,033,804 19,076,290
                                            -----------  ---------- -----------

               Balance at end of year      $ 24,628,019  $22,592,441 $24,332,141
                                            ===========  =========== ===========

      g. Deferred Revenue: The Company entered into a 90% quota share reinsurance agreement with an unaffiliated reinsurer on certain  life  insurance policies in force as of June 30, 1993.
            The Company ceded $3,696,101 of life insurance reserves and received $1,665,000 as a ceding commission, which was recorded as deferred revenue. The deferred revenue amount is being amortized into income over the expected life of the underlying policies
            reinsured.   The  Company  amortized   $122,433,   $93,212  and
            $63,356 of deferred revenue during 1996, 1997 and 1998,respectively.

            The Company entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer on the $60,000 retention of certain individual accident & health insurance policies in force as of June 30, 1995. The Company received $862,000 as a ceding commission, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue and $157,902 was recognized as income during 1996. The agreement was canceled effective December 31, 1996.

      h. Income Taxes: The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

      i. Reinsurance Accounting: Recoverables under reinsurance contracts are included in total assets as amounts due from reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

      j.    Earnings Per Common  Share:  Basic EPS  excludes  dilution and is computed by dividing  income  available to common  shareholders,
           (after  deducting the redemption  accrual on the Series C Preferred
            Stock), by the weighted average  number of shares  outstanding  for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B, C and D Preferred Stock outstanding during the year. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                           For the Year Ended December 31, 1996
                                           -------------------------------------
                                            Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                           ----------   ------------  ---------

            Net income                      $ 103,875


            Basic EPS
            Net income applicable to
            common shareholders               103,875     6,999,293      $ 0.01
                                                                       =========
            Effect of Dilutive
            Securities
            Series B Preferred stock                      1,777,777
            Non-registered warrants                       2,015,760
            Registered warrants                             668,481
            Incentive stock options                         266,000
            Director stock option                             9,000
            Treasury stock purchased
              from proceeds of exercise
              of options and warrants                    (1,198,376)
                                             ----------   ----------
            Diluted EPS
            Net income applicable to
            common shareholders plus
              assumed conversions           $ 103,875     10,537,935      $0.01
                                            ==========   ===========   =========


                                           For the Year Ended December 31, 1997
                                           -------------------------------------
                                            Income        Shares      Per Share
                                          (Numerator)  (Denominator)   Amount
                                          -----------   ------------  ---------
            Net income                     $2,119,409

            Less: Redemption accrual
            on Series C Preferred
            Stock                            (249,790)
                                            ----------
            Basic EPS
            Net income applicable to
            common shareholders             1,869,619     7,241,931      $ 0.26
                                                                       =========

            Effect of Dilutive Securities
            Series B Preferred Stock                      1,777,777
            Series C Preferred Stock          249,790     1,356,421
            Non-registered warrants                       2,015,760
            Registered warrants                             668,481
            Incentive stock options                         296,000
            Director stock option                            16,000
            Treasury stock purchased
             from proceeds of options
             and warrants                                (1,331,515)
                                           ----------   ------------

            Diluted EPS
            Net income applicable to
            common Shareholders
            plus assumed conversions       $2,119,409    12,040,855     $ 0.18
                                           ==========   ============  =========

                                           For the Year Ended December 31, 1998
                                           -------------------------------------
                                            Income        Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                           ----------   ------------  ---------

            Net income                     $2,607,628

            Less: Redemption accrual
            on Series C Preferred
            Stock                            (433,424)
                                            ----------

            Basic EPS
            Net income applicable to
            common shareholders              2,174,204    7,532,758      $ 0.29
                                                                       =========

            Effect of Dilutive
            Securities
            Series B Preferred Stock                      1,777,777
            Series C Preferred Stock           433,424    2,176,000
            Series D Preferred Stock                              -
            Non-registered warrants                       2,015,760
            Registered warrants                             658,231
            Incentive stock options                         229,000
            Director stock option                             7,000
            Treasury stock purchased
            from proceeds of exercise
              of options and warrants                    (1,241,022)
                                           ----------   ------------

            Diluted EPS
            Net income applicable to
            common Shareholders plus
            assumed conversions            $2,607,628    13,155,504      $ 0.20
                                           ==========   ============   =========


      k.    Comprehensive  Income:  As of January 1, 1998,  the Company adopted
            Statement    130,"Reporting Comprehensive Income". Statement 130
            establishes   new  rules  for the  reporting and display of
            comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or share-holders' equity.Satement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to therequirements of Statement 130.

            The components of comprehensive income, net of related tax, for the year ended December 31, 1996, 1997 and 1998 are as follows:

                                           1996          1997         1998
                                        ------------   -----------  -----------

            Net income                  $   103,875   $ 2,119,409   $ 2,607,628

            Net unrealized gain (loss)
            arising during the year      (2,223,062)    2,796,624       115,630
            Reclassification
            adjustment for gains
            (losses) included in net
            income                        (118,826)     (982,767)       (99,378)
                                        ------------   -----------  -----------

            Comprehensive income(loss) $(2,238,013)   $ 3,933,266   $ 2,623,880
                                        ============   ===========  ===========

      l. Cash Flow Information: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

      m. FASB Statement No. 133: In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

      m. Reclassifications: Certain reclassifications have been made to prior years' financial statements to conform to current period classifications.

3.    PENDING TRANSACTIONS

      Universal American Financial Corp. Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

      On December 31, 1998, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), whereby Capital Z has agreed to purchase up to 26,031,746 shares of Universal common stock for a purchase price of up to $82.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the Purchase Agreement.
Pursuant to terms of the UA Purchase Agreement, the number of shares of Universal common stock and the aggregate purchase price to be paid by Capital Z will be reduced based upon the aggregate number of shares of Universal common stock purchased by certain members of management and agents of the companies being acquired pursuant to the Penn Union Purchase Agreement discussed below, but in no event will it be less than 19,841,270 shares. Thus, as a result of the closing of the transactions contemplated by the UA Purchase Agreement, Capital Z will acquire a controlling interest in Universal. Specifically, if Capital Z purchases the minimum number shares under the UA Purchase Agreement, it will acquire 45.6 % of the then outstanding shares of Universal common stock on a fully diluted basis, and if Capital Z purchase the maximum number of shares, it will acquire 59.8% of the then outstanding shares of Universal common stock on a fully diluted basis.

      The UA Purchase Agreement is subject to (i) regulatory approvals in the states in which Universal's insurance subsidiaries are domiciled, (ii) shareholder approval and (iii) the consummation of the Penn Union Transaction (see below).

      Penn Union Acquisition

      On December 31, 1998, Universal entered into a purchase agreement (the "Penn Union Purchase Agreement") with PennCorp Financial Group, Inc. ("PFG") and certain subsidiaries of PFG to acquire all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PFG, including the insurance companies as follows (the "Penn Union Transaction"):

      Name of Insurance Company                    State or Province of Domicile
      Pennsylvania Life Insurance Company          Pennsylvania
      Peninsular Life Insurance Company            North Carolina
      Union Bankers Insurance Company              Texas
      Constitution Life Insurance Company          Texas
      Marquette National Life Insurance Company    Texas
      Penncorp Life of Canada                      Ottawa

      The Penn Union Purchase Agreement calls for a purchase price of $175 million with $136 million in cash and $39 million in seller financing. In addition, the Company will incur approximately $12 million in transaction costs associated with this transaction. The Company will finance the cash portion of the acquisition with the $82 million of proceeds generated from the UA Purchase Agreement discussed above and from the execution of a $80 million credit facility that consists of a $70 million term loan and $10 million revolving loan facility.

      The Penn Union Purchase Agreement is subject to approval by the insurance regulators of the jurisdictions in which the acquired companies are domiciled. Management expects this transaction to close in the second quarter of 1999, although no assurances can be given that it will occur. Based on unaudited financial information as of September 30, 1998, the assets and liabilities to be acquired in connection with the Penn Union Transaction are approximately $831 million and $656 million, respectively.

4.    RECENT ACQUISITIONS:

      Dallas General

      On March 19, 1998, the Company acquired a $12.6 million block of annual premiums in force of Medicare Supplement business from Dallas General Life Insurance Company ("Dallas General") for a purchase price of $0.8 million. At the time of the acquisition, the Company entered into a reinsurance agreement with Reassurance Company of Hannover ("RCH") to cede 75% of the business acquired to RCH for a ceding allowance of $0.6 million. In connection with this assumption, the Company incurred $0.3 million of expenses. The Company recorded an asset of $0.5 million as present value of future profits, which will be amortized over the expected live of the underlying policies. During the year ended December 31, 1998, the Company amortized $35,000 of this asset. The amount of reserves assumed totaled $5.4 million and the Company received assets consisting of cash, real estate and mortgage loans totaling $5.4 million. American Pioneer, with the approval of the Texas and Florida Departments of Insurance, assumed the business.

      American Exchange Life Insurance Company

      On December 4, 1997, the Company, through its wholly owned subsidiary, American Pioneer, acquired 100% of the outstanding common stock of American
Exchange for $6.6 million in cash, which acquisition was approved by both the Texas and Florida Departments of Insurance. This acquisition was accounted for using the purchase method. American Exchange, which is licensed in Texas and two other states, has annual premium in force in excess of $16.6 million, primarily in Medicare Supplement and other limited benefit accident & health products and has 19,800 policies in force and 1,000 insurance agents, all based in Texas.

      The following schedule summarizes the assets acquired and liabilities assumed, at fair value, on the date of acquisition:

       Assets acquired:
       Fixed maturities                 $ 6,826,474
       Equity securities                    317,413
       Cash and cash equivalents          2,679,665
       Policy loans                         174,513
       Accrued investment income            159,528
       Other assets                         298,397
                                         ----------
       Total assets acquired             10,455,990
                                         ==========
       Liabilities assumed
       Reserves for future policy
         benefits                           737,290
       Policy and contract claims           266,048
       Amounts due to reinsurers          4,036,450
       Deferred Federal income taxes        435,814
       Other liabilities                    768,367
                                         ----------
       Total liabilities assumed          6,243,969
                                         ==========

       Net assets acquired                4,212,021


       Present value of future profits    1,281,807
       Goodwill                           1,265,868
                                         ----------
       Total purchase price             $ 6,759,696
                                         ==========

      The present value of future profits is being amortized based upon the expected lives of the underlying products. The goodwill is being amortized over 30 years.

      First National Life

      In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56.0 million of annualized senior market premium from First National. American Pioneer initially contracted with First National to assume $4.0 million of annualized premium on group Medicare
Supplement coverage issued to the members of the Florida Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed, in addition to the FREA block, approximately $50.0 million of annualized Individual Medicare Supplement premium, $1.2 million of annualized Home Health Care premium and $0.8 million of annualized miscellaneous life and accident & health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996. Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50.0 million Individual Medicare Supplement to Transamerica.

      As part of the First National transaction, the Company acquired in Pensacola, Florida a relatively low cost administrative operation with particular experience in the senior market. This has given the Company an opportunity to consolidate many of its administrative functions in Pensacola and save a significant amount of fixed overhead. At closing, the fair values of liabilities assumed exceeded the fair value of assets assumed by $3.5 million, which were classified as goodwill and is being amortized over 30 years.

      In December 1996, the Company formulated a plan to move most of American Progressive's policy administrative functions, particularly in its senior market business, from its office in Brewster, NY to Pensacola, Florida. This, along with other cost saving efforts, resulted in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 25 as of December 31, 1997, with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. In December 1996, these plans were announced to certain key individuals who were to be relocated under this reorganization. The remaining employees who were to be terminated were notified in March 1997. The cost of this consolidation, including severance costs, relocation costs and the non-renewal fee on the Brewster office lease, was approximately amounted to $0.3 million and was expensed in the fourth quarter of 1996.

5.    INVESTMENTS:

      As of December 31, 1997 and 1998, investments consisted of the following:

                                              December 31,1997
                          ---------------------------------------------------------

                              Face         Amortized         Fair       Carrying
Classification                Value          Cost            Value        Value
------------------------- -------------  --------------  ------------- ------------
US Treasury bonds and
notes                     $  7,610,000    $  7,697,324   $  7,802,780  $  7,802,780
Corporate bonds            113,902,686     113,422,022    115,782,928   115,782,928
Equity Securities                              987,095        945,116       945,116
                                         --------------  ------------- ------------
  Sub-total                                122,106,441   $124,530,824  $124,530,824
                                                         =============
Property tax liens                             136,713                     136,713
Policy loans                                 7,185,014                   7,185,014
Mortgage loans                               2,562,008                   2,562,008
                                         --------------                ------------
  Total investments                       $131,990,176                $134,414,559
                                         ==============                ============


                                              December 31,1998
                          ---------------------------------------------------------

                              Face         Amortized         Fair       Carrying
Classification                Value           Cost           Value        Value
------------------------- -------------  --------------  ------------- ------------
US Treasury bonds and
notes                     $  3,800,000   $   3,848,038   $  3,947,957  $  3,947,957
Corporate bonds            129,150,377     128,379,076    130,849,677   130,849,677
Equity Securities                            1,063,186      1,019,780     1,019,780
                                         --------------  ------------  ------------
Sub-total                                  133,290,300   $135,817,414  $135,817,414
                                                         =============
Property tax liens                              30,696                       30,696
Policy loans                                 7,276,163                    7,276,163
Mortgage loans                               4,456,516                    4,456,516
                                         --------------                ------------
  Total investments                      $ 145,053,675                 $147,580,789
                                         ==============                ============

      The amortized cost and fair value of fixed maturities as of December 31, 1997 and 1998 are as follows:

                                              December 31, 1997
                            -------------------------------------------------------
                                               Gross        Gross
                              Amortized      Unrealized   Unrealized     Fair
Classification                   Cost          Gains        Losses       Value
------------------------    -------------- -------------- ----------- -------------
US Treasury securities
  and obligations of
  US government             $ 10,821,981     $  224,552   $  (20,088)  $ 11,026,445

Corporate debt
securities                     52,427,251     1,668,511     (261,644)    53,834,118
Mortgage-backed
securities                     57,870,114     1,506,116     (651,085)    58,725,145
                            -------------- -------------- -----------  ------------
                            $ 121,119,346    $3,399,179   $ (932,817)  $123,585,708
                            ============== ============== ===========  ============


                                              December 31, 1998
                            ------------------------------------------------------
                                               Gross        Gross
                              Amortized     Unrealized    Unrealized     Fair
Classification                   Cost          Gains        Losses       Value
------------------------    -------------- -------------- ----------- ------------
US Treasury securities
  and obligations of
  US government               $ 6,444,302     $  181,694   $(28,440)   $ 6,597,556

Corporate debt                 63,502,687      1,680,539   (472,027)    64,711,199
securities
Mortgage-backed                62,280,125      1,821,084   (612,330)    63,488,879
securities
                            -------------- -------------- -----------  ------------
                            $ 132,227,114    $ 3,683,317 (1,112,797)   $134,797,634
                            ============== ============== ===========  ============

      The amortized cost and fair value of fixed maturities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Amortized          Fair
                                       Cost           Value
                                  ---------------  -------------
     Due in 1 year or less          $  2,769,318   $  2,782,948

     Due after 1 year through
     5 years                          23,928,906     24,514,144
     Due after 5 years through
     10 years                         23,729,941     24,246,138
     Due after 10 years               16,922,605     17,115,927
     Mortgage-backed
     securities                       64,876,344     66,138,477
                                  ---------------  -------------
                                   $ 132,227,114   $134,797,634
                                  ===============  =============

      Included in fixed maturities at December 31, 1997 and 1998 were securities with carrying values of $7.1 million and $7.7 million, respectively, held by various states as security for the policyholders of the Company within such states.

      Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 1997 and 1998 are as follows:
                                   1997        1998
                                 ---------   --------
      Gross unrealized gains     $ 29,378   $ 44,102
      Gross unrealized losses     (71,357)   (87,508)
                                  ---------  --------
      Net unrealized losses      $(41,979)  $(43,406)
                                 =========  =========

      The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 1998 are as follows:

                                             1996          1997        1998
                                          -----------   ----------- -----------
      Change in net unrealized gains (losses):
        Fixed maturities                $ (3,335,207)  $ 3,485,207  $  104,158

        Equity securities                     18,264       (29,393)     (1,427)

        Adjustment relating to
          deferred policy
          acquisition costs                  269,477    (1,205,127)    (78,810)
                                          -----------   -----------  ----------
      Change in net unrealized gains
        (losses) before income tax        (3,047,466)    2,250,687      23,921

      Income tax expense (benefit)          (705,578)      436,830       7,669
                                          -----------   ----------   ----------
      Change in net unrealized
      gains (losses)                    $ (2,341,888)  $ 1,813,857  $   16,252
                                          ===========  ===========  ===========

      The details of net investment income for the three years ended December 31, 1998 are as follows:

                                         1996         1997         1998
                                       ----------  -----------  -----------
      Investment Income:
        Fixed maturities              $ 9,048,143  $ 8,961,283  $ 9,198,632
        Cash and cash equivalents         731,924      801,987      919,724
        Equity securities                       -       29,044       58,580
        Property tax liens                 (1,297)      22,639        4,906
        Policy loans                      487,740      495,623      612,629
        Mortgage loans                     86,858      102,737      363,036
                                       -----------  -----------  -----------
      Gross investment income          10,353,368   10,413,313   11,157,507
      Investment expenses                 503,285      390,655      436,156
                                        ----------  -----------  -----------
      Net investment income           $ 9,850,083  $10,022,658  $10,721,351
                                        ==========  =========== ===========

      Gross  realized  gains  and  gross   realized   losses   included  in  the
consolidated statements of operations for the three years ended December 31, 1998 are as follows:

                                         1996         1997         1998
                                       ----------  -----------  -----------
      Realized gains:
        Fixed maturities               $ 363,927   $ 760,381    $ 1,250,224
        Equity securities                  5,000     629,847         25,708
                                        ----------  -----------  ----------
      Total realized gains                 368,927   1,390,228    1,275,932
                                       ----------  -----------  -----------
      Realized losses:
        Fixed maturities                   (128,852)   (257,707)   (991,033)
        Equity securities                      -           -        (29,228)
                                        ----------  -----------  ----------
      Total realized losses               (128,852)    (257,707) (1,020,261)
                                        ----------  -----------  ----------

      Net realized gains                 $ 240,075  $ 1,132,521  $  255,671
                                        ==========  ===========  ===========

      During the year ended December 31, 1998, the Company wrote down the value of certain fixed maturity securities by $0.6 million which represents management's estimate of other than temporary declines in value and was included in net realized gains on investments. In 1997, the Company realized a gain of $0.6 million on the sale of AmeriFirst Insurance Company, a non-operating subsidiary.

6.    INCOME TAXES:

      The Company files a consolidated return for federal income tax purposes,in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated federal income tax return.

            The Company's federal income tax expense consisted of:

                              1996        1997         1998
                           ----------  ----------  -----------
      Current               $      -   $       -   $        -
      Deferred                269,017   1,091,818    1,323,963
                           ----------  ----------  -----------
      Total tax expense      $269,017   $1,091,818  $1,323,963
                           ==========  ==========  ===========

      A reconciliation of the "expected" tax expense at 34% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                     1996           1997          1998
                                 -------------- -------------- -----------
      Expected tax expense        $   126,783   $   1,091,818   $1,336,741

      Change in the beginning
        of the year balance of the
        valuation allowance for
        deferred tax assets
        allocated to income tax
        expense                       187,414              -            -
      Other                           (45,180)             -       (12,778)

                                 -------------- -------------- -----------
      Actual tax expense          $   269,017    $  1,091,818  $ 1,323,963
                                 ============== ============== ===========

      In addition to Federal income tax, the Company is subject to state premium and income taxes, which taxes are included in other operating costs and expenses in the accompanying statement of operations.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are as follows:

                                                 1997        1998
                                              ----------- ------------
      Deferred tax assets:
      Reserves for future policy benefits      $3,617,347  $ 3,309,830
      Deferred revenues                           90,013        68,472
      Net operating loss carryforwards         5,125,637     5,219,133
      AMT credit carryforward                    107,262       107,262
      Investment valuation differences           120,488       189,039
      Other                                      159,555        23,386
                                              ----------- ------------
        Total gross deferred tax assets        9,220,302     8,917,122
        Less valuation allowance              (1,342,838)   (1,342,838)
                                              ----------- ------------
        Net deferred tax assets                7,877,464     7,574,284
                                              ----------- ------------

      Deferred policy acquisition costs       (5,796,879)   (6,755,687)
      Unrealized gains on investments           (436,830)     (444,472)
      Goodwill                                (1,102,528)   (1,059,008)
      Present value of future profits           (435,814)     (533,664)
                                              ----------- ------------
        Total gross deferred tax
        liabilities                           (7,772,051)   (8,792,831)
                                              ----------- ------------
        Net deferred tax asset
        (liability)                           $  105,413  $ (1,218,547)
                                              =========== ============

      In 1997, a deferred tax liability related to the present value of future profits recorded as a result acquisition of American Exchange was established and amounted to $435,814. In 1996, a deferred tax asset related to the tax liabilities assumed in excess of tax assets received in the acquisition of certain business from First National was established and amounted to $0.3 million.

      At  December  31,  1998 the Company  (exclusive  of  American  Pioneer and
American Exchange) had net operating tax loss carry forwards of approximately $11.6 million which expire in the years 1999 to 2012. At December 31, 1998 the Company also has Alternative Minimum Tax (AMT) credit carry forward for Federal income tax purposes of approximately $0.3 million which can be used indefinitely. At December 31, 1998 American Pioneer and American Exchange had net operating tax loss carry forwards, most of them incurred prior to their acquisition by the Company, of approximately $3.7 million which expire in the years 1999 to 2013. As a result of changes in ownership of American Pioneer in May 1993, use of most of the loss carry forwards of American Pioneer are subject to annual limitations.

      At December 31, 1997 and 1998, the Company has established valuation allowances of $1.3 million with respect to its deferred tax assets. The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the Company's recent reorganization and use of its administration company WorldNet to generate taxable income. These changes resulted in the Company increasing taxable income in the non-life companies by $1.2 million and $0.4 million in 1997 and 1998, respectively. Management believes it is more likely than not that the Company will realize the recorded deferred tax assets.

7.    Series C Preferred Stock

      During 1997, the Company issued 51,680 shares (par value $100) of Series C Preferred Stock for $5.2 million, of which $2.4 million was purchased by UAFC L.P. ("AAM") an unaffiliated investment firm, $0.6 million by Chase Equity Partners, L.P., $1.4 million by Richard A. Barasch (the Chairman and Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management and $0.8 million by owners and employees of Ameri-Life & Health Services, a general agency that sells the Company's senior market products. This transaction received the approval of the Florida Insurance Department.

      Under the terms of the Series C Preferred Stock, the Company has the right to require conversion of the Series C Preferred Stock into the Company's common stock at a conversion price of $2.375 per common share if the average reported bid price of its common stock on the days during any 60 day period in 1999 on which such bid prices are reported exceeds $3.45 per common share. This condition was satisfied on March 5, 1999 and all of the 51,680 outstanding shares of Series C Preferred Stock will be converted to 2,176,000 shares of common stock in April 1999.

      The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a stockholders' agreement at the closing of the transaction which contained the following conditions:

o The holders of the Series C Preferred Stock were given registration rights and informational rights.

o The Series C Preferred Stockholders agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series.

o BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

      This stockholders' agreement will be superceded by a new agreement upon the closing of the Capital Z transaction. See Note 3.

8.    Series D Preferred Stock

      On December 31, 1998, the Company contracted to sell 40,000 shares (par value $100) of Series D Preferred Stock to UAFC, L.P. for $4.0 million. The Series D Preferred Stock was divided into two sub-series, Series D-1 and Series D-2. The 22,500 Series D-1 Shares were issued on December 31, 1998 and the 17,500 Series D-2 shares were issued on February 12, 1999. The Series D Preferred Stock has the same provisions as the Series C-1, Preferred Stock, except (i) that the Series D has no voting rights except as required by law,
(ii) the conversion price on the Series D-1 was $2.70 rather than $2.375 per share, (iii) the conversion price of the series D-2 was $2.70 or, if a "change of control" transaction, as defined, occurs in 1999, the conversion price will be equal to the per share price at which common stock is issued in the change of control transaction, and (iv) if the issuance of voting shares to a Series D shareholder requires regulatory approval, the conversion will be postponed until such approval is obtained or ceases to be required. The pending Capital Z Transaction will be a "change of control" within the meaning of the terms of the Series D Preferred Stock.

      On March 11, 1999, the Company gave notice of conversion of the Series D-1 and D-2 Preferred Stock. Since the conversion of the Series D-1 and D-2 Preferred Stock held by UAFC, L.P. to common stock would result in its owning more than 10% of the Company's voting stock, implementation of the conversion would require that the New York Insurance Department either (i) approve of UAFC, L.P. becoming a controlling shareholder of the Company or (ii) determine that such conversion would not result in UAFC, L.P. becoming a controlling person of Universal. The completion of the conversion of the Series D Preferred Stock was therefore deferred until such conditions are satisfied or are no longer applicable. If the pending Capital Z Transaction closes, no approval of the conversion of the Series D Preferred Stock will be required, because the UAFC, L.P. will, after conversion of the Series D Preferred Stock, hold less than 10% of Universal's then outstanding stock. If the Capital Z Transaction does not close, the Company anticipates that it will obtain the required approval of a change of control or determination that no change of control is involved in the conversion of the Series D Preferred Stock.

      The shareholder agreement applicable to the Series C Preferred Stock also applies to the Series D Preferred Stock.

9.    STOCKHOLDERS' EQUITY:

      Preferred Stock

      The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 52,080 and 74,580 shares issued and outstanding at December 31, 1997 and 1998, respectively (see Note 7 for a discussion of Series C Preferred Stock and Note 8 for a discussion of Series D Preferred Stock).

      Series B Preferred Stock

      The Company has 400 shares of Series B Preferred Stock issued and outstanding, with a par value of $10,000 per share, which are held by Wand/Universal Investments L.P. ("Wand"). The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to anti-dilution adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holder of the Series B Preferred Stock may not require the Company to redeem it unless the Company engages in (i) a merger with, or acquisition of, another entity which results in that entity or its shareholders having sufficient voting power to elect a majority of the Company's Board of Directors or (ii) the sale or other exchange of 40% or more of the Company's assets or of its outstanding Common Stock. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria.

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

      Pursuant to the stock subscription agreement, Wand, the Company and certain shareholders of the Company, including Barasch Associates Limited Partnership ("BALP"), entered into a shareholders' agreement contemporaneously with the issuance of the Series B Preferred Stock to Wand. Under the shareholders' agreement, the holder of the Series B Preferred Stock agreed to vote such shares, and the Common Stock issued upon their conversion, for the nominees of BALP for election as directors of the Company and, after the conversion of the Series B Preferred Stock to Common Stock, all parties agreed to vote their shares for the election of one director designated by Wand. The shareholders' agreement also contained "stand still," "tag along" and registration rights provisions. The stand still provision will prohibit Wand from acquiring more than an additional 5% of the Company's outstanding Common Stock without the Company's consent, as long as BALP and certain partners in BALP continue to hold at least certain percentages of the Company's Common Stock, on an outstanding and fully diluted basis. The tag along provision will prohibit BALP and certain of its partners from making private sales of their shares of Common Stock unless Wand is given the opportunity to sell a proportionate part of its holding on the same terms. This stockholders' agreement will be superceded by a new agreement upon the closing of the Capital Z transaction.

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

      Common Stock

      The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1997 and 1998 were 7,325,860 and 7,638,057, respectively. During the years ended December 31, 1996, 1997 and 1998, the Company issued 191,689, 176,639 and
312,197 shares, respectively, of its common stock.

      Common Stock Warrants

      The Company had 668,481 and 658,231 common stock warrants issued and outstanding at December 31, 1997 and 1998, which are registered under the Securities Exchange Act of 1934. During the year ended December 31, 1998, 10,250 warrants were exercised to purchase common shares at $1.00 per share. At December 31, 1997 and 1998, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

      Option Plans

      On May 28, 1998, the Company's shareholders approved the 1998 Incentive Compensation Plan (the "1998 ICP"). The 1998 ICP superceded the Company's Incentive Stock Option Plan, Stock Option Plan For Directors, and Non-Qualified Stock Option Plan for Agents and Others (the "Pre-Existing Plans") Options previously granted under these plans will remain outstanding in accordance with their terms and the terms of the respective plans.

      Incentive Stock Option Plan

      In 1983, the Company adopted an Incentive Stock Option Plan for employees. Under this Plan, as amended, 1,000,000 shares of common stock were reserved. As of December 31, 1998, 516,500 of these shares have been issued and 442,500 shares were subject to options granted prior to the adoption of the 1998 ICP. Options under this plan expire ten years after the date granted or upon the earlier termination of employment. Options vest 50% in the first year after grant and 50% in the second year after grant, and at December 31, 1998, 369,254 options are exercisable. Additional information with respect to options under the Company's Incentive Stock Option Plan is as follows:

                                      Shares Under
                                        Options         Exercise
                                      Outstanding        Price
                                      -------------  ---------------

      Balance, January 1, 1996            611,000
        Granted                           141,000     $2.00 - $2.20
        Exercised                        (135,000)    $0.50 - $1.35
        Terminated                        (47,000)    $2.87 - $3.25
                                      -------------
      Balance, December 31,1996           570,000
      1996
        Granted                           166,500     $2.00 - $3.03
        Exercised                         (95,000)    $1.25 - $1.44
        Terminated                        (21,000)    $1.25 - $3.33
                                      -------------
      Balance, December 31, 1997          620,500     $1.44 - $3.33
      1997
        Granted                                 -
        Exercised                        (165,000)    $1.25 - $1.63
        Terminated                        (13,000)    $0.80 - $2.00
                                     =============
      Balance, December 31,1998           442,500     $2.00 - $3.33
                                     =============

      Stock Option Plan for Directors

      At the 1992 Annual Shareholders' Meeting, the Universal American Financial Corp. non-employee Directors Plan ("Stock Option Plan for Directors") was approved. The Stock Option Plan for Directors reserves 75,000 shares of common stock and provides that options shall be granted on June 30 of each year to each eligible Director, then in office, at the rate of 1,000 options for each additional year of service completed since the last grant. Options under this plan are exercisable one year after grant. Since inception, 19,000 options have been exercised. Additional information with respect to the Company's stock option plan for Directors is as follows:

                                        Options          Exercise
                                      Outstanding           Price
                                      -------------  ---------------

      Balance, January 1, 1996              21,000
         Granted                             7,000            $2.50
                                      -------------
      Balance, December 31, 1996            28,000
         Granted                             8,000            $1.88
                                      -------------
      Balance, December 31, 1997            36,000
        Granted                                  -            $2.62
        Exercised                          (8,700)    $0.56 - $1.63
        Terminated                         (4,300)    $1.88 - $3.50
                                      -------------
      Balance, December 31,1998            23,000     $1.88 - $3.50
                                      =============

      Stock Option Plan for Agents and Others

      On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the Board of Directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options will expire 10 years from the date of the grant. Additional information with respect to the Company's Stock Option Plan for Agents and Others is as follows:

                                        Options          Exercise
                                      Outstanding           Price
                                      -------------  ---------------

      Balance, January 1, 1996              40,000            $2.50
        Granted                             46,393    $2.50 - $2.97
                                      -------------
      Balance, December 31, 1996            86,393
        Granted                             16,393            $2.50
                                      -------------
      Balance, December 31, 1997           102,786
        Granted                                  -
                                      -------------
      Balance, December 31, 1998           102,786    $2.50 - $2.97
                                      =============


      1998 ICP

      The 1998 ICP provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property ("Awards").

      The total number of shares of the Corporation's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 1998, 691,000 shares were reserved for outstanding Awards under the 1998 ICP and 850,945 shares were reserved for issuance under future Awards.

      The 1998 ICP imposes individual limitations on the amount of certain Awards in order to comply with Section 162(m) of the Internal Revenue Code (the "Code"). Under these limitations, during any fiscal year the number of options, SARs, shares of restricted stock, shares of deferred stock, shares of Common Stock issued as a bonus or in lieu of other obligations, and other stock-based Awards granted to any one participant shall not exceed one million shares for each type of such Award, subject to adjustment in certain circumstances, the maximum cash amount that may be earned as a final annual incentive award or other annual cash Award in respect of any fiscal year by any one participant is $5 million, and the maximum cash amount that may be earned as a final performance award or other cash Award in respect of a performance period other than an annual period by any one participant on an annualized basis is $5 million.

      Executive officers, directors, and other officers and employees of the Corporation or any subsidiary, as well as other persons who provide services to the Corporation or any subsidiary, are eligible to be granted Awards under the 1998 ICP, which is administered by Board or a Committee established pursuant to the Plan.

      The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director.

      The Committee, may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a "change in control" of the Corporation, except to the extent otherwise determined by the Committee at the date of grant or thereafter.

      During 1998, the options amounting to 520,500, 36,000 and 134,500 were granted to employees, non-employee directors and others, respectively, under the 1998 ICP.

            Accounting for Stock-Based Compensation

      The Company has elected to follow  Accounting  Principles  Board Opinion
No. 25, "Accounting   for  Stock   Issued  to   Employees"  ("APB   No.   25")
and   related interpretations  in accounting  for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No.123, "Accounting for Stock-Based Compensation", "Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

      Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997and 1998, respectively: risk-free interest rates of 6.32% - 6.38%, 6.13% - 6.63% and 5.63% - 6.63%; dividend yields of 0%, 0% and
0%; volatility factors of the expected market price of the Company's common stock of 51.96% - 52.74%, 49.97% - 53.48% and 43.74 - 46.08%; and a
weighted-average expected life of the option of 4.5 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock option.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                      1996           1997          1998
                                  -------------  -------------  ------------
Net Income                         $   103,875      2,119,409     2,607,628
Less:  Pro forma estimated fair
       value options granted           156,756        234,664       525,809
                                  -------------  -------------  ------------
Pro forma net income (loss)        $  (52,881)      1,884,745     2,081,819
                                  =============  =============  ============
Pro forma diluted earnings per
share                              $     0.0  7    $     0.16    $     0.16
                                  =============  =============  ============

      A summary of the status of the Company's three stock option plans as of December 31, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                             1997                        1998
                                --------------------------   --------------------------
                                          Weighted-Average             Weighted-Average
Fixed Options                   Options   Exercise Price     Options   Exercise Price
---------------------------     --------- ---------------    ----------  --------------
Outsanding-beginning of          684,400           $2.09     759,300             $2.22
year
Granted                          190,900            2.48     691,000              2.61
Exercised                        (95,000)           1.33    (173,700)             1.49
Terminated                       (21,000)           2.83     (17,300)             1.83
                                --------- ---------------  ----------    --------------
Outstanding-end of year          759,300           $2.22    1,259,300            $2.57
                                ========= ===============  ==========    ==============

Options exercisable at end
  of year                        568,400                     485,000
                                =========                  ==========
Weighted-average fair
value of Options granted
during the year               $     1.20                   $    1.12
                               =========                   ==========

      The following table summarizes information about stock options outstanding at December 31, 1998:

                 Number     Weighted-Average  Weighted-        Number      Weighted-
Range of        Outstanding   Remaining        Average      Exercisable     Average
Exercise        at           Contractual       Exercise     at 12/31/98    Exercise
Prices          12/31/98         Life           Price                        Price
--------------  ----------  ---------------  -------------  ------------- ------------
         1.88       7,000      8.5 years           $1.88          7,000        $1.88
 2.00 to 2.97   1,024,300      8.9 years            2.44        367,536         2.35
 3.03 to 3.50     228,000      7.7 years            3.20        110,500         3.17
               ----------                                   -------------
$ 1.88 to 3.50  1,259,300     8.7 years             2.57        485,036         2.53
               ==========                                   =============

10. STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

      American Progressive, American Pioneer and American Exchange are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of December 31, 1998 for the maintenance of authority to do business were $2.5 million, $2.7 million and $0.8 million, respectively. However, in these states substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations.

      During 1998, the Company made capital contributions totaling $2.0 million to American Pioneer. These amounts were generated by the proceeds of the First Amendment to the Company's credit agreement and from the proceeds of the Series D Preferred Stock issuance. The capital contributions were made to support the growth in new business production at American Pioneer.

      The NAIC risk based capital ("RBC") rules have been adopted by New York, Florida and Texas. The RBC rules provide for various actions when the ratio of a company's total adjusted surplus to its RBC falls below 200%. At December 31, 1998, American Progressive, American Pioneer and American Exchange's ratios of total adjusted capital to RBC were in excess of the Authorized Control Levels.

      The following is a reconciliation of the Company's consolidated GAAP net income and stockholders' equity to the corresponding statutory amounts for its insurance subsidiaries:


                                                        As of December 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------

  GAAP stockholders' equity                          $ 25,706,378 $ 28,317,871

     Deferred acquisition costs                       (20,832,060) (24,282,771)
     Unrealized gain on investments, net               (2,087,515)  (1,657,533)
     Goodwill                                          (4,508,596)  (4,354,584)
     Present value of future profits                   (1,281,807)  (1,569,601)
     Policyholder reserve adjustments                   7,185,234    6,466,969
     Asset valuation and interest maintenance
     reserve                                           (1,580,569)  (2,544,527)
     Deferred revenue                                     264,745      201,389
     Deferred Federal income taxes                        550,547    1,560,547
     Loan payable                                       3,500,000    4,750,000
     Series C and D preferred stock                     5,168,000    7,418,000
     Universal debenture payable to American
     Progressive                                        5,925,000    7,900,000
     Other, including non-insurance subsidiaries       (2,123,954)  (1,129,834)
                                                       -----------  -----------
  Consolidated statutory surplus                     $ 15,885,403  $ 21,075,926
                                                       ===========  ===========



                                                        Years ended December 31,
                                                   -----------------------------------
                                                      1996        1997        1998
                                                   ----------- -----------------------

  GAAP net income applicable to common
  shareholders                                    $  103,875 $ 1,869,619  $ 2,174,204
  Redemption accrual on Series C preferred stock           -     249,790      433,424
  Deferred acquisition costs                      (2,257,617) (2,945,672)  (3,529,521)
  Amortization of goodwill                                  -    111,819      170,898
  Amortization of present value of future
  profits                                                   -          -      174,400
  Realized gains on investments                      (369,428)  (891,761)    (322,030)
  Amortization of the interest maintenance
  reserve                                             229,768    249,789      323,120
  Deferred revenue                                   (280,335)   (93,212)     (63,356)
  Policyholder benefits and expenses                1,081,369     18,079     (814,875)
  Deferred Federal income tax expense                 269,017  1,091,818      994,681
  Interest expense on loan payable                     83,852     77,389      306,578
  Interest expense on Universal debenture
  payable to American Progressive                           -     78,311      603,686
  Other, including non-insurance subsidiaries         467,372   (495,354)  (1,075,146)
                                                   =========== ==========   ==========
  Consolidated statutory net income                $(672,127)  $(679,385)   ($623,937)
                                                   =========== ==========   ==========


      Dividend payments from American Progressive to the Company would require regulatory approval which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $8.8 million at December 31, 1998. American Progressive made no dividends or distributions during 1996, 1997 or 1998.

      American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or (2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer paid American Progressive $500,000 and $185,455 in dividends during 1996 and 1997, respectively and paid Universal $425,000 in dividends in 1997. American Pioneer did not pay any dividends in 1998 and has the capacity to make $0.2 million in dividend payments in 1999. During 1998, Universal contributed $0.2 million to the surplus of American Pioneer to support the growth in new business in American Pioneer.

      Under current Texas insurance law, a life insurer may pay dividends or make distributions without the prior approval of the Insurance Department as long as the dividend distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year. American Exchange made no dividends or distributions in 1997 or 1998.

      The Insurance Subsidiaries' statutory basis financial statements are prepared in accordance with accounting practices prescribed or permitted by their respective domiciliary states. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. The Company does not utilize any permitted accounting practices. The NAIC currently is in the process of codifying statutory accounting practices. That project, when completed, may change prescribed statutory accounting practices and thus may result in changes to the accounting practices that the Insurance Subsidiaries use to prepare their statutory basis financial statements.

11.   REINSURANCE:

      The Company is party to several reinsurance agreements on its life and accident & health insurance risks. The Company's senior market accident & health insurance products are reinsured under coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under coinsurance treaties, the reinsurer receives an agreed upon percentage of all premiums and reimburses the Company that same percentage of any losses. In addition, the Company receives certain allowances from the reinsurers to cover commissions, expenses and premium taxes. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. A contingent liability exists with respect to reinsurance that may become a liability of the Company in the event that the reinsurers should be unable to meet the obligations that they assumed.

      The Company has several quota share reinsurance agreements in place with RCH, Cologne Life Reinsurance Company ("CLR") and Transamerica Occidental Life ("TA") (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various accident & health insurance products written or acquired by the Company and contain ceding percentages ranging between 50% and 90%. The Reinsurers receive their pro-rata premium and pay their pro-rate benefits. In addition, the Company receives allowances from the Reinsurers to reimburse the commission, administration and premium tax expenses associated with the business reinsured. At December 31, 1997 and 1998, amounts due from these Reinsurers were as follows:

      Reinsurer               1997                    1998
      ---------         -----------------       ----------------
      RCH               $  20,485,857            $  29,176,800
      TA                   20,823,260               21,760,558
      CLR                   2,721,061                3,685,663
                          ------------            -------------

      Total             $  44,030,178            $  54,623,021
                          ===========             ============

      A summary of reinsurance activity for the three years ended December 31, 1998 is presented below:

                                              As of December 31,
                                    ----------------------------------------
      Life insurance in force          1996          1997          1998
      (amounts in thousands)        ------------  ------------ -------------

      Gross amount                  $  2,118,265   $2,118,492   $  2,038,438

      Ceded to other companies          (889,132)    (842,624)      (735,791)
      Assumed from other
      companies                           25,484       42,237         47,084
                                    ------------  ------------  -------------
      Net Amount                     $ 1,254,617   $1,318,105    $ 1,349,731
                                     ============ ============  =============
      Percentage of assumed to net            2%           3%             4%
                                     ============ ============  =============


                                            Year Ended December 31,
                                    ---------------------------------------
      Premiums                         1996          1997         1998
                                    ------------  -----------  ------------

        Life insurance              $ 9,923,021   $12,660,147 $  15,242,667
        Accident & health            44,853,225    86,177,075   115,801,744
                                    ------------  -----------  ------------
          Total gross premiums       54,776,246    98,837,222   131,044,411
                                    ------------  -----------  ------------

      Ceded to other companies
        Life insurance                (2,870,540)   (5,585,289)  (7,238,165)
        Accident & health            (22,792,684)  (57,037,432) (82,308,073)
                                     ------------  -----------  ------------
          Total ceded premiums       (25,663,224)  (62,622,721) (89,546,238)
                                     ------------  -----------  ------------

      Assumed from other
      companies
        Life insurance                   391,456       997,836      997,891
        Accident & health             10,130,531             -            -
                                      ------------  -----------  ------------
         Total assumed premium        10,521,987       997,836      997,891
                                      ------------  -----------  ------------

      Net amount
        Life insurance                7,443,937     8,072,694    9,002,393
        Accident & health            32,191,072    29,139,643   33,493,671
                                    ------------  -----------  ------------
          Total net premium         $39,635,009   $37,212,337  $42,496,064
                                    ============  ===========  ============

      Percentage of assumed to net

        Life insurance                       5%          12%           11%
                                    ============  ===========  ============
        Accident & health                   31%           0%            0%
                                    ============  ===========  ============
        Total assumed to total net          27%           3%            2%
                                    ============  ===========  ============

12. LOAN PAYABLE:

      On December 10, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3.5 million five-year secured term loan. The loan proceeds were used to finance a portion of the intercompany sale of American Pioneer from American Progressive to Universal and to retire the $0.8 million amount outstanding on the term loan agreement with another commercial bank. The loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. In connection with this loan agreement, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for the three year period. Upon expiration of the Swap Agreement, the Company's interest rate reverts to the LIBOR plus 200 basis points.

      On September 30, 1998, the Company executed the First Amendment to its Credit Agreement with Chase Manhattan Bank that refinanced the current loan agreement with the bank. Under the Amendment, the Company executed a new $5.0 million five-year secured term loan. The loan proceeds were used to pay off the principle amount outstanding on the prior loan of $3.2 million and for a capital contribution to American Pioneer for $1.0 million. The new loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. The Company's three-year interest rate swap agreement on the original $3.5 million loan with the Bank remains in effect.

      The loan is secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.

      The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 1998:

                        As of December           Year Ended December 31,
                             31,
                     ---------------------  -----------------------------------
                                                         Weighted
                                              Maximum    Average(a)   Average
                       Amount    Interest      Amount      Amount    Interest
                     Outstanding    Rate    Outstanding  Outstanding Rate (b)
                     ----------  ---------  -----------  ----------  ----------
      1996           $  800,000     9.50%   $  800,000   $  800,000      10.48%
                     ==========  =========  ===========  ==========  ==========
      1997           $3,500,000     8.19%   $3,500,000   $  952,000       9.76%
                     ==========  =========  ===========  ==========  ==========
      1998           $4,750,000     7.97%   $5,000,000   $3,743,750      8.19%
                     ==========  =========  ===========  ==========  ==========

--------------------------------------
      (a)The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.
      (b)The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

13.   COMMITMENTS:

      The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Orlando, Florida and Texas. Rent expense for the three years ended December 31, 1996, 1997 and 1998 was $0.6 million, $0.8 million and $0.7 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 1998 under non-cancelable operating leases are as follows:

       1999               $ 776,000
       2000                 758,000
       2001                 769,000
       2002                 500,000
       2003                 274,000
       2004                 193,000
                          ---------
      Totals             $3,270,000
                         ==========

14.   UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

      Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. In the two year period ended December 31, 1997, the Company matched the employee's contribution up to 1% of the employee's compensation. Beginning in 1998, the Company matched the employee's contribution up to 2% of the employee's compensation. The Company's matching contributions are made with Company common stock. As of December 31, 1998, 298,554 shares of the Company's common stock were held by the Savings Plan.

      The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $38,478, $40,546 and $92,487 in 1996, 1997 and 1998, respectively.

15. FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

      For the years ended December 31, 1997 and 1998, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                     1997          1998
                                   ----------    ----------

      Carrying value               $2,616,470    $3,356,577
                                   ==========    ==========

      Estimated fair value         $2,616,470    $3,356,577
                                   ==========    ==========

      Percentage of total
      assets                            1.0%          1.2%
                                   ==========    ==========

      The  holdings  of   less-than-investment   grade   securities  are  widely
diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

16. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

      The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1998 are as follows:

                                                     1997
                                         -----------------------------
                                            Carrying
                                             Amount       Fair Value
                                         --------------  -------------
      Financial assets:
        Fixed maturities available
        for sale                        $  123,585,708   $ 123,585,708
        Equity securities                      945,116         945,116
        Policy loans (a)                     7,185,014
        Property tax liens (b)                 136,713
        Mortgage loans (c)                   2,562,008
        Cash and cash equivalents           25,014,019      25,014,019


     Financial liabilities:
        Investment contract liabilities    145,085,687     132,208,242
        Loan Payable                         3,500,000       3,500,000


                                                     1998
                                         -----------------------------
                                           Carrying
                                            Amount        Fair Value
                                         --------------  -------------
      Financial assets:
        Fixed maturities available
        for sale                         $ 134,797,634   $134,797,634
        Equity securities                    1,019,780      1,019,780
        Policy loans (a)                     7,276,163
        Property tax liens (b)                  30,696
        Mortgage loans (c)                   4,456,516
        Cash and cash equivalents           17,092,938     17,092,938

      Financial
      liabilities:
        Investment contract                159,882,986    147,910,709
         liabilities
        Loan payable                         4,750,000      4,750,000

--------------------------------------
      (a)It is not practicable to estimate the fair value of policy loans, as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates between 6% to 8%. Individual policy liabilities, in all cases, equal or exceed outstanding policy loan balances.
      (b)Property tax liens are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets. Individual liens in all cases are first priority liens with collateral in excess of 300% of the carrying value of the lien.
      (c)Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial.

17.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

      The quarterly results of operations for the three years ended December 31, 1998 are presented below:

              1996                                Three Months Ended
--------------------------------   ----------------------------------------------------------
                                        March 31,     June 30,    September 30,   December 31,
                                      -----------   ----------    ------------    ------------
Total revenue                       $ 12,257,842  $ 11,737,328    $ 14,199,901   $ 15,192,114
 Total benefits, claims & other
 expenses                             11,930,299    11,550,317      14,049,636     15,484,041
                                      -----------   ----------    ------------   -------------
Operating income before income
taxes                                    327,543       187,011         150,265       (291,927)

Federal income tax expense
(benefit)                                 45,948        63,584          49,011        110,474
                                     -----------    ----------    ------------   -------------


Net income applicable to
common Shareholders                      281,595       123,427         101,254       (402,401)
                                     ===========    ==========     ============  =============

Basic earnings per share                $  0.04        $ 0.02          $  0.01      $  (0.06)
                                     ===========    ==========     ============  =============
Diluted earnings per share              $  0.03        $ 0.01          $  0.01      $  (0.04)
                                     ===========    ==========     ============  =============

              1997                               Three Months Ended
--------------------------------   -----------------------------------------------------------

                                      March 31,     June 30,    September 30,    December 31,
                                   ------------    ----------   ------------    -------------

 Total revenue                     $12,884,699  $ 13,274,793    $ 14,029,877   $ 11,141,151
 Total benefits, claims & other
 expenses                           12,325,071    12,565,533      12,792,167     10,436,522
                                   ------------   ----------    ------------    ------------
 Operating income (loss) before
 income taxes                          559,628       709,260       1,237,710        704,629
 Federal income tax expense            190,013       241,410         420,820        239,575
                                   ------------   ----------    ------------    ------------
 Net Income                            369,615       467,850         816,890        465,054
 Redemption accrual on Series C
 Preferred Stock                             -        55,200          91,230        103,360
                                   ------------   ----------    ------------   -------------
 Net income applicable to common
     Shareholders                    $ 369,615   $   412,650   $     725,660   $    361,694
                                   ============  ===========   =============   =============
 Basic earnings per share            $    0.05   $     0.06    $        0.10   $       0.05
                                   ============  ===========   =============   =============
 Diluted earnings per share          $    0.03   $     0.06    $        0.10   $       0.05
                                   ============  ===========   =============   =============

              1998                                Three Months Ended
--------------------------------   -------------------------------------------------

                                     March 31,     June 30,    September 30,    December31,
                                   ------------  -----------   -------------   -------------
 Total revenue                    $ 13,814,716  $ 14,330,825    $ 14,068,314    $ 13,875,251
 Total benefits, claims & other
 expenses                           13,040,302    13,070,914      13,050,164      12,996,135
                                   ------------  -----------    ------------   -------------

 Operating income before income
   taxes                               774,414     1,259,911       1,018,150         879,116
 Federal income tax expense            241,361       450,309         346,172         286,121
                                   ------------  -----------    ------------    ------------
 Net Income                            533,053       809,602         671,978         592,995
 Redemption accrual on Series
   C Preferred Stock                   108,356       108,356         108,356         108,356
                                   ------------   ----------    ------------    ------------
 Net income applicable to common
   Shareholders                    $   424,697   $   701,246    $    563,622    $    484,639
                                   ===========    ==========    ============    ============
 Basic earnings per share          $      0.06   $      0.09    $       0.07    $       0.07
                                   ===========    ==========    ============    ============
 Diluted earnings per share        $      0.04   $      0.06    $      0. 05    $       0.05
                                   ===========    ==========    ============    ============

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

18.   INTERCOMPANY SALE OF AMERICAN PIONEER:

      When American Pioneer was acquired in 1993, it became a wholly owned subsidiary of American Progressive. This ownership structure (the "stacking") had a significant negative impact on the Risk-Based Capital ratio of American Progressive as computed by the regulators and the rating agencies and adversely affected the ratings of both companies and their ability to write new business.

      Pursuant to an agreement between Universal and American Progressive, entered into with the consent of the New York Insurance Department on June 27, 1996 (the "Unstacking Agreement"), Universal is obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15.8 million. Under the terms of the Unstacking Agreement, the purchase was implemented in segments with the purchase price of the shares included in each segment being paid one half in cash and one half in five-year debentures, paying interest at 8.5%. The debentures are payable by Universal to American Progressive.

      The Unstacking Agreement is intended to make American Pioneer a direct subsidiary of Universal, rather than an indirect subsidiary, owned through American Progressive. This unstacking is expected to have a beneficial effect on the ratings of both insurers. In addition, the unstacking increases the surplus of American Progressive, improves American Progressive's Risk Based Capital Ratio and, when and to the extent that American Pioneer is able to pay dividends, permits the payment of such dividends directly to Universal.

      The first segments of the unstacking were consummated in September and December of 1997. In the aggregate, Universal acquired 75% of American Pioneer from American Progressive for $11.9 million consisting of $5.9 million in cash and $5.9 million in debentures payable to American Progressive. The cash portion of the unstacking was obtained by Universal from the proceeds of the Series C Preferred Stock transaction with AAM, a dividend from American Pioneer, and from the proceeds of a loan from Chase Manhattan Bank.

      In May 1998, Universal purchased the remaining 25% of American Pioneer for $4.0 million consisting of $2.0 million in cash and $2.0 million in debentures. The cash portion of the proceeds was obtained from the cash flow from the operations of WorldNet.

19.   Business Segment Information:

Universal has four business segments: Senior Market Accident & Health Insurance, Other Accident & Health Insurance, Life Insurance, and Non-insurance Businesses. The Senior Market Accident & Health segment offers medicare supplement, home health care, nursing home, and hospital indemnity products. The Other Accident & Health Insurance segment offers mainly major medical insurance and some products that are not currently material. Products offered by the Life Insurance segment include annuities, universal life, asset enhancer, SL 2000 and other individual and group products. The Non-insurance Businesses segment consists mainly of the Parent Company and WorldNet, a third party administrator.

Financial data by segment for the three years ended December 31, 1998 is as follows:

                                                        December 31, 1996
                                   Senior          Other
                                  Accident        Accident      Life       Non-insurance
                                  & Health        & Health    Insurance     Businesses       Total
                                  ---------      ----------  -----------  -------------    -----------
  Net premiums and policyholder
  fees earned                    $ 7,424,224  $ 24,766,849  $  7,954,300   $         -    $ 40,145,373
  Net investment income              196,135       642,840     8,978,091        33,017       9,850,083
  Realized gains                       4,780        16,473       218,822             -         240,075
  Other income                             -       450,000       411,583     2,290,071       3,151,654
                                  ----------    ----------   -----------   ------------    -----------
      Total revenues              7,625,139     25,876,162    17,562,796     2,323,088      53,387,293

  Policyholder benefits           4,488,845     17,586,363    10,436,383             -       1,854,539
  Increase in
  deferred acquisition costs      (447,347)       (54,503)   (1,755,767)             -      (2,257,617)
  Commissions and general
  expenses                        3,423,190     9,162,378     7,300,442      2,874,309      17,684,697
                                  ---------    ----------    ----------    ------------    -----------
     Total benefits, claims
     and other deductions         7,464,688    26,694,238    15,981,058      2,874,309      53,014,293

  Operating income (loss)
  before taxes                      160,451      (818,076)    1,581,738       (551,221)        372,892
  Federal income tax                 46,709      (238,149)      460,457              -         269,017
                                 ----------    ----------    ----------     -----------    -----------
  Net income (loss) available to
     common shareholders         $  113,743   $  (579,927)  $ 1,121,281     $ (551,221)    $   103,875
                                 ==========   ===========   ===========    ============    ===========

  ASSETS
  Cash and investments            4,830,823    11,622,047   125,318,018      2,910,372     144,681,260
  Deferred policy acquisition
  costs                           2,673,952       699,926    15,717,636              -      19,091,514
  Accrued investment income       1,538,662       982,583       354,253              -       2,875,497
  Goodwill                                -             -             -              -               -
  Present value of future
  profits                         3,529,529             -             -              -       3,529,529
  Due and unpaid premiums           406,207     1,253,677     1,052,137              -       2,712,021
  Reinsurance recoverable        26,528,972     6,463,932    27,845,385              -      60,838,289
  Other assets                            -             -             -      8,508,619       8,508,619
                                ===========    ==========   ===========     ===========   ============
      Total assets              $39,508,145   $21,022,165  $170,287,429     $11,417,991   $242,236,729
                                ===========    ==========   ===========    ============   ============




                                                         December 31, 1997
                                   Senior         Other
                                  Accident      Accident       Life       Non-insurance
                                  & Health      & Health     Insurance     Businesses          Total
                                  ---------    ----------   ----------    ------------      -----------
  Net premiums and policyholder
  fees earned                   $ 15,973,158  $ 13,168,808  $  8,572,401  $         -      $ 37,714,367
  Net investment income              610,850       304,091     9,043,727       63,990        10,022,658
  Realized gains                      31,536        17,193       511,318      569,474         1,132,521
  Other income                             -             -       365,980    2,094,995         2,460,975
                                  ----------    ----------   -----------  ------------      -----------
      Total revenues              16,618,544    13,490,092    18,493,426    2,728,459        51,330,521

  Policyholder benefits           11,218,500     9,117,256    10,470,104            -         1,854,539
  Increase (decrease) in
  deferred acquisition costs     (1,703,473)      (67,833)    (1,174,366)           -        (2,945,672)
  Commissions and general
  expenses                        6,605,284     4,410,798      7,721,476    1,521,547        17,684,697
                                  ---------    ----------     -----------  -----------       ----------
      Total benefits, claims
      and other deductions      16,120,311     13,460,221     17,017,214    1,521,547        53,014,293

  Operating income before taxes    498,233         29,871      1,476,212    1,206,912         3,211,228
  Federal income tax               169,399         10,156        410,350      410,350         1,091,818
                                 ----------    ----------     -----------  -----------       ----------
  Net income before series C
  dividend                         328,834         19,715        974,300      796,562         2,119,409
  Series C dividend                      -              -              -      249,790           249,790
                                 ----------    ----------     -----------  -----------       ----------
  Net income available to
  common shareholders            $ 328,834      $  19,715     $  974,300   $  546,772       $ 1,869,619
                                 ==========    ==========     ===========  ===========      ===========

  ASSETS
  Cash and investments
                                  13,909,644   12,332,925    130,583,170    2,602,839       159,428,578
  Deferred policy acquisition
  costs                           4,376,593       735,071     15,720,396                     20,832,060
  Accrued investment income         271,637       101,872      2,962,678       21,437         3,357,624
  Goodwill                        3,875,662       632,934              -            -         4,508,596
  Present value of future
  profits                          640,904        640,904              -            -         1,281,807
  Due and unpaid premiums          255,607        126,786        165,878            -           548,271
  Reinsurance recoverable       27,851,574      8,375,214     40,349,252            -        76,576,040
  Other assets                           -              -              -    6,042,360         6,042,360
                                ==========     ==========    ===========  ===========      ============
      Total assets             $51,181,621    $22,945,706   $189,781,374  $ 8,666,636     $ 272,575,336
                               ===========     ==========    ===========  ===========      ============



                                                     December 31, 1998

                                    Senior         Other
                                   Accident       Accident       Life        Non-insurance
                                  & Health       & Health      Insurance       Businesses        Total
                                 ----------     ----------    -----------     ------------    -----------
  Net premiums and policyholder
  fees earned                   $23,856,580    $ 9,637,090   $ 9,002,394       $         -   $ 42,496,064
  Net investment income             682,736        633,746     9,231,653            23,216     10,721,351
  Realized gains                     16,281         15,667       220,146                 -        255,671
  Other income                            -              -       364,623         2,251,397      2,616,020
                                -----------     ----------   -----------       ------------   -----------
      Total revenues              24,555,597    10,286,503    18,818,816         2,274,613     56,089,105

  Policyholder benefits           18,255,546     6,962,521    12,816,603                 -     38,234,670
  Increase (decrease) in
  deferred acquisition costs      (2,883,858)     (367,988)     (277,675)                -     (2,945,672)
  Commissions and general
  expenses                         7,409,242     3,640,553     5,132,793         1,269,778     17,684,697
                                  ----------      ---------   -----------       ------------   -----------
     Total benefits, claims
     and other deductions         22,980,930    10,235,086    17,671,721         1,269,778     53,014,293

  Operating income before taxes    1,574,667       (51,417)    1,300,672         1,004,835      3,931,591
  Federal income tax                 530,269       (17,315)      438,001           338,378      1,323,963
                                   ----------     ----------   -----------      ------------    ----------
  Net income before series C
  dividend                         1,044,398       (34,102)      862,671           666,457      2,607,628
 Series C dividend                       -              -            -             433,424        433,424
                                  ----------      ----------   -----------      ------------    ----------
  Net income available to
  common shareholders            $ 1,044,398     $ (34,102)   $  862,671        $  233,033    $ 2,174,204


  ASSETS
  Cash and investments           $10,677,277    $ 9,836,378   $141,177,535      $ 2,982,537  $ 164,673,727
  Deferred policy acquisition
  costs                            7,138,963      1,224,547     15,919,261                -     24,282,771
  Accrued investment income          340,854         93,650      3,096,407            7,662      3,538,573
  Goodwill                         3,742,748        611,836              -                -      4,354,584
  Present value of future
  profits                            992,788        576,813              -                -      1,569,601
  Due and unpaid premiums            200,418        172,928        152,563                -        525,909
  Reinsurance recoverable         33,166,226      8,432,300     35,795,127                -     77,393,653
  Other assets                             -              -              -        6,963,476      6,963,476
                                ============     ==========    ===========       ============  ===========
      Total assets              $ 56,259,274   $ 20,948,452   $196,140,893      $ 9,953,675   $283,302,294
                                ============     ==========   ============       ============ ============


          Schedule II - Condensed Financial Information of Registrant

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                               (Parent Company)
                           CONDENSED BALANCE SHEETS
                          December 31, 1997 and 1998


                                                  1997         1998
                                             ------------  ------------
   ASSETS

   Cash and cash equivalents                 $    969,878  $  1,794,470
   Investments in subsidiaries at equity       38,069,090    47,824,471
   Note receivable from American Pioneer        1,000,000     1,000,000
   Due from subsidiary                            259,848       368,093
   Deferred tax asset                             983,540     1,327,899
   Other assets                                   304,965       797,637
                                             ------------   -----------
   Total assets                                41,587,321    53,112,570
                                             ============   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES

   Loan Payable                                 3,500,000     4,750,000
   Note Payable to American Progressive         5,925,000     7,900,000
   Due to subsidiary                              949,099     3,863,313
   Amounts payable and other liabilities           89,054       180,172
                                              -----------   -----------
   Total liabilities                           10,463,153    16,693,485
                                               -----------  -----------
   Series C Preferred Stock                     5,168,000     5,168,000
                                              -----------   -----------
  Redemption accrual on Series C
  Preferred Stock                                 249,790       683,214
                                              -----------   -----------
  Series D Preferred Stock                              -     2,250,000
                                              -----------   -----------
  Total stockholders' equity                   25,706,378    28,317,871
                                              -----------   -----------
  Total liabilities and stockholders'
  equity                                      $41,587,321   $53,112,570
                                              ===========   ===========



                See notes to consolidated financial statements.







                                                        Schedule II, Continued

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                               (Parent Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Years Ended December 31, 1998


                                              1996        1997       1998
                                            ----------  ---------  ----------
REVENUES:

Net investment income                       $      75   $  73,797  $   98,216
Other income                                        -           -      37,500
Dividends received from American
Pioneer                                             -     425,000          -
                                            ----------  ---------  ----------
Total revenues                                     75     498,397     135,716
                                            ----------  ---------  ----------
EXPENSES:

Selling, general and
administrative expenses                       301,235     501,998   1,661,575
                                            ----------  ---------  ----------
Total expenses                                301,235     501,998   1,661,575
                                            ----------  ---------  ----------

Operating loss before provision
  for federal income taxes and
  equity income                             (301,160)     (3,601)  (1,525,859)
Federal income taxes (benefit)                     -    (119,099)    (344,360)
                                           ----------   ---------   ----------
Net income (loss) before equity
income                                      (301,160)     115,498  (1,181,499)

Equity in undistributed income               405,035    2,003,911   3,789,127
                                           ----------   ---------  ----------
Net income                                   103,875    2,119,409   2,607,628


Redemption accrual on Series C Preferred
Stock                                               -     249,790     433,424
                                           ----------   ---------   ---------
Net income applicable to common
shareholders                                 $103,875  $1,869,619  $2,174,204
                                           ==========  ==========  ==========


                See notes to consolidated financial statements.









                                                        Schedule II, Continued

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                               (Parent Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                  For the Three Years Ended December 31, 1998

                                                  1996         1997         1998
                                               -----------  -----------  -----------
Cash flows from operating activities:
Net income                                         103,875    2,119,409  $2,607,628

Adjustments to reconcile net income to net
  cash used by operating activities:
  Amortization and depreciation, net                     -            -          -
  Increase in investment in subsidiaries          (392,557)  (1,729,891) (5,805,378)
  Change in amounts due to/from subsidiaries       176,160      185,535   2,914,214
  Change in other assets and liabilities           (32,860)    (205,375)   (837,909)
                                                -----------  ----------- -----------

Net cash (used by) provided from operating
activities                                       (145,382)     369,678   (1,121,445)
                                                -----------  ----------- -----------

Cash flows from investing activities:
Cost of note receivable from American Pioneer           -    (1,000,000)         -
Purchase of American Pioneer                            -   (11,850,000) (3,950,000)
                                                -----------  ----------- -----------
Net cash used by investing activities                   -   (12,850,000) (3,950,000)
                                               -----------  ----------- -----------

Cash flows from financing activities:
Net proceeds from issuance of common stock         202,263      274,020     421,037

Proceeds from the issuance of Series C
Preferred Stock                                         -     4,838,356          -
Proceeds from the issuance of Series D
Preferred Stock                                         -            -    2,250,000
Increase in note payable to American
Progressive                                             -    5,925,000    1,975,000
Increase in loan payable                                -    3,500,000    1,250,000
Change in short-term debt                               -     (800,000)          -
                                               -----------  ----------- -----------

 Net cash provided from financing activities       202,263   13,373,376   5,896,037
                                               -----------  ----------- -----------

 Net increase in cash and cash equivalents          56,881      893,054     824,592

 Cash and cash equivalents:
 At beginning of year                               19,963       76,844     969,878
                                               -----------  ----------- -----------
 At end of year                                 $   76,844    $ 969,878 $ 1,794,470
                                               ===========  =========== ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                     $   83,852    $  77,389    $306,578
                                               ===========  =========== ===========
   Income taxes                                 $       -     $      -     $     -
                                               ===========  =========== ===========


                See notes to consolidated financial statements

              Schedule III - Supplementary Insurance Information

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION


                                                 1996            1997             1998
                                             -------------  -------------   -------------

Deferred policy acquisition costs            $  19,091,514  $  20,832,060   $  24,282,771
                                             =============   =============  =============

Policyholder account balances                $ 134,538,954  $ 145,085,687   $ 154,886,059
                                             =============  =============  ==============

Policy and contract claims                   $  25,814,721  $  23,759,654   $  26,629,587
                                             =============  =============  ==============

Premiums and policyholders fees
earned                                       $  40,145,373  $  37,714,366   $  42,496,064
                                             =============  =============  ==============

Net investment income                        $   9,850,083  $  10,022,658   $  10,721,351
                                             =============  =============  ==============

Interest credited to policyholders           $   6,614,176  $   6,645,716   $   7,240,241
                                             =============  =============  ==============

Claims and other benefits and
Change in future policy benefits             $  25,897,415  $  24,160,144   $  30,994,429
                                             =============  =============  ==============

Increase in deferred acquisition costs       $   2,257,617  $   2,945,672   $   3,529,521
                                             =============  =============  ==============

Commissions and other operating costs and
expenses                                     $  22,760,319  $  20,147,286   $  17,452,366
                                             =============  =============  ==============


              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                             F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998              F-3

Consolidated Statements of Operations
 for the Three Years Ended December 31, 1998                              F-4

Consolidated Statements of Stockholders' Equity
 for the Three Years Ended December 31, 1998                              F-5

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 1998                              F-6

Notes to Consolidated Financial Statements                                F-7

Schedule I -- Summary of Investments - other than investments in related parties (incorporated in Note 5 to Consolidated Financial Statements)

Schedule II -- Condensed Financial Information of Registrant              F-39

Schedule III -- Supplementary Insurance Information                       F-42

Schedule IV -- Reinsurance (incorporated in Note 11 of Notes to Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

                         Independent Auditors' Report




The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules as listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             Ernst & Young LLP
New York, New York
March 30, 1999

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and 1998

ASSETS                                                          1997           1998
                                                            -------------  -------------
Investments (Notes 2c and 5)
Fixed maturities available for sale, at fair value
  (amortized cost $121,119,346 and $132,227,114,
   respectively)                                            $123,585,708   $134,797,634
Equity securities, at fair value (cost $987,095 and
$1,063,186, respectively)                                         45,116      1,019,780
Policy loans                                                   7,185,014      7,276,163
Property tax liens                                               136,713         30,696
Mortgage loans                                                 2,562,008      4,456,516
                                                            -------------  -------------
    Total investments                                        134,414,559    147,580,789

Cash and cash equivalents                                     25,014,019     17,092,938
Accrued investment income                                      3,357,624      3,538,573
Deferred policy acquisition costs (Note 2d)                   20,832,060     24,282,771
Amounts due from reinsurers (Note 11)                         76,576,040     77,393,653
Due and unpaid premiums                                          548,271        525,909
Deferred income tax asset (Note 6)                               105,413              -
Goodwill                                                       4,508,596      4,354,584
Present value of future profits                                1,281,807      1,569,601
Other assets                                                   5,936,947      6,963,475
                                                            -------------  -------------
    Total assets                                             272,575,336    283,302,293
                                                            =============  =============

LIABILITIES, Series C Preferred Stock, Redemption accrual on Series C Preferred Stock, Series D Preferred
Stock AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2e)                      145,085,687    154,886,059

Reserves for future policy benefits                           38,327,612     47,442,966

Policy and contract claims - life                              1,167,213      2,297,446

Policy and contract claims - health                           22,592,441     24,332,141

Loan payable (Note 12)                                         3,500,000      4,750,000

Amounts due to reinsurers                                     17,769,695      1,810,696

Deferred revenues                                                264,745        201,389

Deferred income tax liability (Note 6)                                 -      1,218,547

Other liabilities                                             12,743,775      9,943,970
                                                           -------------  -------------
    Total liabilities                                        241,451,168    246,883,214
                                                           -------------  -------------

Series C Preferred Stock (Issued and outstanding 51,680)
(Note 7)                                                       5,168,000      5,168,000
                                                           -------------  -------------
Redemption accrual on Series C Preferred Stock                  249,790         683,211
                                                           -------------  -------------
Series D Preferred Stock (Issued and outstanding 22,500)
(Note 8)                                                               -      2,250,000
                                                           --------------  ------------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (Note 9)
Series B Preferred Stock (Issued and outstanding 400)          4,000,000      4,000,000
Common stock (Authorized, 20,000,000 issued
  and outstanding 7,325,860 and 7,638,057, respectively)          73,259         76,381
Common stock warrants (Authorized, issued and
outstanding 668,481 and      658,231, respectively)                    -              -
Additional paid-in capital                                    15,992,497     16,410,412
Accumulated other comprehensive income                           841,620        857,872
Retained earnings                                              4,799,002      6,973,206
                                                            -------------  -------------
    Total stockholders' equity                                25,706,378     28,317,871
                                                            -------------  -------------
    Total liabilities, Series C Preferred Stock,
  Redemption accrual on Series C Preferred Stock,
  Series D Preferred Stock and stockholders' equity         $272,575,336   $283,302,293
                                                            =============  =============

                   See notes to consolidated financial statements.

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Years Ended December 31, 1998


  REVENUE: (Notes 2e and f)                         1996          1997         1998
                                                 -----------   -----------  -----------

  Gross premiums and policyholder fees earned    $55,286,610   $99,339,251 $131,044,411
  Reinsurance premiums assumed                    10,521,987       997,836      997,891
  Reinsurance premiums ceded                     (25,663,224)  (62,622,721) (89,546,238)
                                                 -----------   -----------  -----------
  Net premiums and policyholder fees earned
  (Note 11)                                      40,145,373    37,714,366    42,496,064
  Net investment income (Note 5)                  9,850,083    10,022,658    10,721,351
  Realized gains on investments (Note 5)            240,075     1,132,521       255,671
  Fee income                                      2,871,319     2,367,763     2,552,664
  Amortization of deferred revenue (Note 2g)        280,335        93,212        63,356
                                                 -----------   -----------  -----------
                Total revenues                   53,387,185    51,330,520    56,089,106
                                                 -----------   -----------  -----------

  BENEFITS, CLAIMS AND OTHER DEDUCTIONS:
  Increase in future policy
  benefits                                        1,854,539       440,936     5,355,787
  Claims and other benefits                      24,042,876    23,719,208    25,638,642
  Interest credited to policyholders              6,614,176     6,645,716     7,240,241
  Increase in deferred acquisition costs         (2,257,617)   (2,945,672)   (3,529,521)
  Amortization of present value of future
  profits                                                 -             -       174,400
  Amortization of goodwill                                -       111,819       170,898
  Commissions                                    16,080,245    21,089,466    27,146,850
  Commission and expense allowances
    on reinsurance ceded                         (11,004,623) (20,300,483)  (31,219,549)
  Other operating costs and expenses             17,684,697    19,358,303    21,179,758
                                                 -----------   -----------  -----------
               Total benefits, claims and
               other deductions                   53,014,293   48,119,293    52,157,515
                                                 -----------   -----------  -----------

  Operating income before taxes                     372,892     3,211,227     3,931,591
  Federal income tax expense (Note 6)               269,017     1,091,818     1,323,963
                                                 -----------   -----------  -----------
  Net income                                        103,875     2,119,409     2,607,628
  Redemption accrual on Series C Preferred
  Stock (Note 7)                                          -       249,790       433,424
                                                 -----------   -----------  -----------
  Net Income applicable to common shareholders    $ 103,875    $1,869,619   $ 2,174,204
                                                 ===========   ===========  ===========

  Earnings per common share (Note 2 j):

  Basic                                              $0.01         $0.26        $0.29
                                                 ===========   ===========  ===========
  Diluted                                            $0.01         $0.18        $0.20
                                                 ===========   ===========  ===========

                   See notes to consolidated financial statements.

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Three Years Ended December 31, 1998


                                                                                      Accumulated
                                                Series B               Additional       Other
                                               Preferred    Common     Paid-In     Comprehensive    Retained
                                                 Stock      Stock      Capital         Income       Earnings        Total
                                               ---------- ----------  ----------   -------------   ----------   ------------

  Balance, January 1,
  1996                                       $ 4,000,000    $69,575  $15,849,542    $ 1,369,651   $ 2,825,508    $24,114,276

  Net income                                           -          -            -              -       103,875        103,875

  Change in net unrealized
  investment gain (loss)                               -          -            -     (2,341,888)            -     (2,341,888)
                                                                                                                 ------------
  Comprehensive income                                 -          -            -              -             -     (2,238,013)

  Issuance of common stock                             -      1,917      200,346              -             -        202,263
                                              ----------- ----------  ----------   -------------   ----------   ------------
  Balance, December 31,1996                    4,000,000     71,492   16,049,888       (972,237)    2,929,383     22,078,526
                                              ----------- ---------- ----------   -------------   ----------    ------------

  Net income                                           -         -            -              -     2,119,409      2,119,409

  Change in net unrealized
  investment gain (loss)                               -         -            -      1,813,857             -      1,813,857
                                                                                                                 ------------

  Comprehensive income                                                                                             3,933,266
                                                                                                                ------------
  Issuance of Common stock                             -     1,767      272,253             -              -        274,020

  Issuance of Series C Preferred Stock                 -        -      (329,644)            -              -      (329,644)

  Redemption accrual on Series C
  Preferred Stock                                      -        -             -             -      (249,790)      (249,790)
                                             ------------ ----------  ----------   ------------   -----------    ------------
  Balance, December 31, 1997                   4,000,000    73,259    15,992,497       841,620     4,799,002      25,706,378
                                             ------------ ----------  ----------   ------------   -----------    ------------

  Net income                                           -        -             -             -      2,607,628       2,607,628

 Change in net unrealized
  investment gain (loss)                               -        -             -             -        16,252          16,252
                                                                                                                   ----------
 Comprehensive income                                 -        -              -             -             -        2,623,881
                                                                                                                   ----------
 Issuance of common stock                             -     3,122       524,920             -             -          528,042

 Issuance of Series
  D Preferred Stock                                    -         -     (107,005)             -             -        (107,005)

 Redemption accrual
 on Series C                                          -         -             -             -      (433,424)        (433,424)
 Preferred Stock
                                              ----------- ----------  ----------    ----------     ----------      -----------

  Balance, December 31, 1998                   $4,000,000 $76,381    $16,410,412      $857,872     $6,973,206      $28,317,871
                                               ========== ========== ===========    ==========     ==========       ==========



                        See notes to consolidated financial statements.

                    UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Years Ended December 31, 1998



                                                 1996         1997         1998
                                              ------------ ------------ ------------
Cash flows from operating activities:
Net income                                     $ 103,875    $2,119,409   $2,607,628
Adjustments to reconcile net income to net
cash used by operating activities:
used by operating activities:
Deferred income taxes                             269,017    1,091,818    1,323,963
Change in reserves for future policy
benefits                                        3,526,269   (3,997,414)   6,927,945
Change in policy and contract claims              677,167   (2,713,062)    (270,067)
Change in deferred policy acquisition costs    (2,257,617)  (2,945,673)  (3,529,521)
Change in deferred revenue                       (280,336)     (93,212)     (63,356)
Amortization of present value of future
profits                                                 -            -      174,400
Amortization of goodwill                                -      111,819      154,012
Change in policy loans                           (746,103)    (589,250)     (91,149)
Change in accrued investment income              (427,870)    (368,951)    (180,949)
Change in reinsurance balances                (11,773,467)  (4,963,108)  (5,320,077)
Change in due and unpaid premium                  114,812    2,269,874       22,362
Realized gains on investments                    (240,075)  (1,132,521)    (255,671)
Other, net                                      1,125,463    4,336,972   (1,873,773)
                                              ------------ ------------ ------------
Net cash used by operating activities          (9,908,865)  (6,873,299)    (374,253)
                                              ------------ ------------ ------------

Cash flows from investing activities:
Proceeds from sale of fixed maturities
available for sale                             18,329,599   35,962,815   26,887,431
Proceeds from redemption of fixed
maturities available for sale                  25,436,976    9,029,804    7,941,450
Cost of fixed maturities purchased
available for sale                            (48,466,456) (37,932,859  (45,886,182)
Change in amounts held in trust for
reinsurer                                               -   (5,154,802)  (5,182,289)
Proceeds from sale of equity securities           506,250      337,022      511,678
Cost of equity securities purchased              (501,250)    (689,802)    (591,280)
Change in other invested assets                   269,702   (1,367,882)    (107,532)
Proceeds from sale of subsidiary, net of
cash held                                               -    2,020,496            -
Purchase of business, net of cash acquired      1,685,010   (4,080,033)  (2,562,824)
                                              ------------ ------------ ------------
Net cash used by investing activities          (2,740,169)  (1,875,241) (18,989,548)
                                              ------------ ------------ ------------

Cash flows from financing activities:
Net proceeds from issuance of common stock        202,263      274,020      421,037
Proceeds from the issuance of Series C
Preferred Stock                                         -    4,838,356            -
Proceeds from the issuance of Series D
Preferred Stock                                         -            -    2,250,000


Increase in policyholder account balances      15,930,118   10,546,733    7,521,683
Change in short-term debt                               -     (800,000)           -
Increase in loan payable                                -    3,500,000    1,850,000
Principle repayment on loan payable                     -            -     (600,000)
Change in notes payable                          (369,698)           -            -
                                              ------------ ------------ ------------
Net cash provided from financing activities    15,762,683   18,359,109   11,442,720
                                              ------------ ------------ ------------
Net (decrease) increase in cash and cash        3,113,649    9,610,569   (7,921,081)
equivalents                                     3,113,649    9,610,569   (7,921,081)
                                              ------------ ------------ ------------
Cash and cash equivalent at beginning of
year                                           12,289,801   15,403,450   25,014,019
                                              ------------ ------------ ------------
Cash and cash equivalent at end of year       $15,403,450  $25,014,019  $17,092,938
                                              ============ ============ ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                     $   83,852  $   77,389   $   306,578
                                              ============  ===========  ===========

  Income taxes                                 $       -   $   62,000   $         -
                                              ============  ===========  ===========

                 See notes to consolidated financial statements.

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND COMPANY BACKGROUND:

      Universal American Financial Corp. (the "Company" or "Universal" formerly, Universal Holding Corp.) was incorporated under the laws of the State of New York in August 1981, for the purpose of conducting insurance and related business primarily through its then wholly-owned subsidiary, John Adams Life Insurance Company of New York ("John Adams"). On May 17, 1991, the Company acquired 100% of the outstanding common stock of American Progressive Life & Health Insurance Company of New York ("American Progressive") and on June 27, 1991 merged John Adams into American Progressive. In 1988, the Company organized Quincy Coverage Corp. ("Quincy") an insurance agent and broker. In January 1992, the Company began operations in WorldNet Services Corp. ("WorldNet"), a provider of managed care and assistance to travelers. On May 26, 1993, the Company acquired 100% of the outstanding common stock of American Pioneer Life Insurance Company ("American Pioneer"). On December 4, 1997, the Company acquired 100% of the outstanding common stock of American Exchange Life Insurance Company ("American Exchange") (See Note 4).

      The  Company's  marketing  emphasis  is  to  sell  products   particularly
appealing  to  the  senior  market   place,   and  largely   through   marketing
organizations with concentrations in this market. The Company began to sell senior market life and accident & health insurance products in 1993 in New York and expanded its sales effort to Florida in 1996 and to Texas in 1997. The momentum into Florida was accelerated by the acquisition of business from First National Life Insurance Company ("First National"), while the expansion into Texas was accelerated by the acquisition of American Exchange (See Note 4). The core products sold to the senior age market include Medicare supplement, home health care, nursing home, hospital indemnity and senior life insurance. In addition, the Company sells certain program life insurance and annuity products through independent marketing organizations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a. Basis of Presentation: The significant accounting policies followed by Universal American Financial Corp. and subsidiaries
            that  materially affect  financial   reporting  are  summarized
            below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting
            principles  ("GAAP") which, as to American Progressive,   American
            Pioneer  and  American   Exchange,   differ  from statutory
            accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and
            liabilities  and  disclosures  of contingent   assets  and
            liabilities   at  the  date  of  the  financial statements  and the
            reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      c.    Investments: Investments are shown on the following bases:

            The Company follows Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive net income, net of tax and deferred policy acquisition cost adjustment.

            As of December 31, 1997 and 1998, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans and mortgage loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Property tax liens are carried at cost. Investment income is recorded when earned. Realized investment gains and losses on the sale of securities are based on the specific identification method.

      d. Deferred Policy Acquisition Costs: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected
            gross  profits  on  the  policies   arising principally  from
            investment, mortality and expense margins for FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for
            Certain  Long-Duration Contracts and for Realized  Gains and Losses
            from the  Sale  of  Investments",  ("Statement   No.  97") products
            and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", ("Statement No. 60") products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses. No deferred policy acquisition costs were written off for the years ended December 31, 1996, 1997 and 1998.

            The Company has several reinsurance arrangements in place on its life and accident & health insurance risks (see Note 11). In the accompanying statement of operations, the Company reports commissions incurred on direct premium written and commission and expense allowances on reinsurance ceded on separate lines to correspond to the presentation of the premiums earned by the Company. In determining the amounts capitalized for deferred acquisition costs, the Company includes an amount for gross commissions and direct issue expenses, net of the related allowances received from the reinsurer on these costs.

            Details with respect to deferred policy acquisition costs for the three years ended December 31, 1998 are as follows:

                  Balance at January 1, 1996                  $ 16,564,450
                      Capitalized costs                          5,042,137
                      Adjustment relating to unrealized loss
                      on fixed maturities                          269,447
                      Amortization                              (2,784,520)
                                                                ----------
                  Balance at December 31, 1996                $ 19,091,514
                      Capitalized costs                          6,712,207
                      Adjustment relating to unrealized gain
                      on fixed maturities                       (1,205,127)
                      Amortization                              (3,766,534)
                                                                 ----------
                  Balance at December 31, 1997                $ 20,832,060
                      Capitalized costs                          8,791,732
                      Adjustment relating to unrealized
                      gain on fixed maturities                     (78,810)
                      Amortization                              (5,262,211)
                                                                 ----------
                   Balance at December 31, 1998              $   24,282,771
                                                                 ==========

      e.    Recognition of Revenues, Contract  Benefits  and  Expenses  for
            Investment and Universal Life Type Policies: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Benefit claims incurred in excess of policyholder account balances
            are  expensed.   The  liability  for policyholder account  balances
            for universal life-type policies and investment products under Statement No.97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consist principally of policy account values before any applicable surrender charges. Premium receipts are not reported
            as revenues  when  the  retrospective   deposit  method  is  used.
            Credited interest rates for these products range from 4.50% to 7.25%. For the three years ended December 31, 1996, 1997 and 1998, one general agency of American Progressive produced $5.8 million,
            $2.9  million and $1.1 million  of   annuity receipts, respectively,
            which   represented approximately  43%, 24% and 10%  respectively, of total annuity  receipts of American Progressive.


      f. Recognition of Premium Revenues and Policy Benefits for Accident & health Insurance Products: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident& health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred
            claims. Active life reserves  include  unearned   premiums  and
            additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience and include provisions for possible adverse deviation. Claim reserves are established for
            future payments  not yet due on  incurred   claims,  primarily
            relating to individual disability insurance and group long-term disability insurance products. These reserves are established based on past experience and are continuously reviewed and updated
            with any related  adjustments  recorded   to  current   operations.
            Claim liabilities  represent  policy  benefits  due but unpaid at
            year-end  and   primarily  relates  to   individual   health
            insurance products.

            Activity  in  the  accident  &  health  policy  and  contract  claim liability is as follows:

                                               1996         1997       1998
                                            -----------  ---------- -----------

               Balance at beginning of
               year                        $ 8,681,136 $24,628,019 $ 22,592,441
               Less reinsurance
               recoverables                (2,650,646)  (15,269,309 (17,033,804)
                                            -----------  ---------- -----------

               Net balance at beginning
               of year                      6,030,490     9,358,710   5,558,637
                                            -----------  ---------- -----------

               Balance acquired with
               First National               3,374,535             -           -
               Balance acquired with
               American Exchange                    -       551,126           -
               Balance acquired with
               Dallas General                       -             -     785,000

               Incurred related to:
                   Current year            23,029,175    19,363,347  18,043,448
                   Prior years             (2,511,056)   (2,424,332)  (782,037)
                                           -----------   ---------- -----------
               Total incurred              20,518,119    16,939,015  17,261,411
                                           -----------   ---------- -----------

               Paid related to:

                   Current year              15,671,699   14,405,575 13,673,436
                    Prior years               4,892,735    6,884,639  4,675,761
                                            -----------  ---------- -----------
                    Total paid               20,564,434   21,290,214 18,349,197
                                            -----------  ---------- -----------

               Net balance at end of year     9,358,710    5,558,637  5,255,851
               Plus reinsurance recoverables 15,269,309   17,033,804 19,076,290
                                            -----------  ---------- -----------

               Balance at end of year      $ 24,628,019  $22,592,441 $24,332,141
                                            ===========  =========== ===========

      g. Deferred Revenue: The Company entered into a 90% quota share reinsurance agreement with an unaffiliated reinsurer on certain  life  insurance policies in force as of June 30, 1993.
            The Company ceded $3,696,101 of life insurance reserves and received $1,665,000 as a ceding commission, which was recorded as deferred revenue. The deferred revenue amount is being amortized into income over the expected life of the underlying policies
            reinsured.   The  Company  amortized   $122,433,   $93,212  and
            $63,356 of deferred revenue during 1996, 1997 and 1998,respectively.

            The Company entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer on the $60,000 retention of certain individual accident & health insurance policies in force as of June 30, 1995. The Company received $862,000 as a ceding commission, $625,000 of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $237,000 was recorded as deferred revenue and $157,902 was recognized as income during 1996. The agreement was canceled effective December 31, 1996.

      h. Income Taxes: The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

      i. Reinsurance Accounting: Recoverables under reinsurance contracts are included in total assets as amounts due from reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

      j.    Earnings Per Common  Share:  Basic EPS  excludes  dilution and is computed by dividing  income  available to common  shareholders,
           (after  deducting the redemption  accrual on the Series C Preferred
            Stock), by the weighted average  number of shares  outstanding  for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B, C and D Preferred Stock outstanding during the year. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                           For the Year Ended December 31, 1996
                                           -------------------------------------
                                            Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                           ----------   ------------  ---------

            Net income                      $ 103,875


            Basic EPS
            Net income applicable to
            common shareholders               103,875     6,999,293      $ 0.01
                                                                       =========
            Effect of Dilutive
            Securities
            Series B Preferred stock                      1,777,777
            Non-registered warrants                       2,015,760
            Registered warrants                             668,481
            Incentive stock options                         266,000
            Director stock option                             9,000
            Treasury stock purchased
              from proceeds of exercise
              of options and warrants                    (1,198,376)
                                             ----------   ----------
            Diluted EPS
            Net income applicable to
            common shareholders plus
              assumed conversions           $ 103,875     10,537,935      $0.01
                                            ==========   ===========   =========


                                           For the Year Ended December 31, 1997
                                           -------------------------------------
                                            Income        Shares      Per Share
                                          (Numerator)  (Denominator)   Amount
                                          -----------   ------------  ---------
            Net income                     $2,119,409

            Less: Redemption accrual
            on Series C Preferred
            Stock                            (249,790)
                                            ----------
            Basic EPS
            Net income applicable to
            common shareholders             1,869,619     7,241,931      $ 0.26
                                                                       =========

            Effect of Dilutive Securities
            Series B Preferred Stock                      1,777,777
            Series C Preferred Stock          249,790     1,356,421
            Non-registered warrants                       2,015,760
            Registered warrants                             668,481
            Incentive stock options                         296,000
            Director stock option                            16,000
            Treasury stock purchased
             from proceeds of options
             and warrants                                (1,331,515)
                                           ----------   ------------

            Diluted EPS
            Net income applicable to
            common Shareholders
            plus assumed conversions       $2,119,409    12,040,855     $ 0.18
                                           ==========   ============  =========

                                           For the Year Ended December 31, 1998
                                           -------------------------------------
                                            Income        Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                           ----------   ------------  ---------

            Net income                     $2,607,628

            Less: Redemption accrual
            on Series C Preferred
            Stock                            (433,424)
                                            ----------

            Basic EPS
            Net income applicable to
            common shareholders              2,174,204    7,532,758      $ 0.29
                                                                       =========

            Effect of Dilutive
            Securities
            Series B Preferred Stock                      1,777,777
            Series C Preferred Stock           433,424    2,176,000
            Series D Preferred Stock                              -
            Non-registered warrants                       2,015,760
            Registered warrants                             658,231
            Incentive stock options                         229,000
            Director stock option                             7,000
            Treasury stock purchased
            from proceeds of exercise
              of options and warrants                    (1,241,022)
                                           ----------   ------------

            Diluted EPS
            Net income applicable to
            common Shareholders plus
            assumed conversions            $2,607,628    13,155,504      $ 0.20
                                           ==========   ============   =========


      k.    Comprehensive  Income:  As of January 1, 1998,  the Company adopted
            Statement    130,"Reporting Comprehensive Income". Statement 130
            establishes   new  rules  for the  reporting and display of
            comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or share-holders' equity.Satement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to therequirements of Statement 130.

            The components of comprehensive income, net of related tax, for the year ended December 31, 1996, 1997 and 1998 are as follows:

                                           1996          1997         1998
                                        ------------   -----------  -----------

            Net income                  $   103,875   $ 2,119,409   $ 2,607,631

            Net unrealized gain (loss)
            arising during the year      (2,223,062)    2,796,624       115,630
            Reclassification
            adjustment for gains
            (losses) included in net
            income                        (118,826)     (982,767)       (99,378)
                                        ------------   -----------  -----------

            Comprehensive income loss) $(2,238,013)   $ 3,933,266   $ 2,623,883
                                        ============   ===========  ===========

      l. Cash Flow Information: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

      m. FASB Statement No. 133: In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

      m. Reclassifications: Certain reclassifications have been made to prior years' financial statements to conform to current period classifications.

3.    PENDING TRANSACTIONS

      Universal American Financial Corp. Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

      On December 31, 1998, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), whereby Capital Z has agreed to purchase up to 26,031,746 shares of Universal common stock for a purchase price of up to $82.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the Purchase Agreement.
Pursuant to terms of the UA Purchase Agreement, the number of shares of Universal common stock and the aggregate purchase price to be paid by Capital Z will be reduced based upon the aggregate number of shares of Universal common stock purchased by certain members of management and agents of the companies being acquired pursuant to the Penn Union Purchase Agreement discussed below, but in no event will it be less than 19,841,270 shares. Thus, as a result of the closing of the transactions contemplated by the UA Purchase Agreement, Capital Z will acquire a controlling interest in Universal. Specifically, if Capital Z purchases the minimum number shares under the UA Purchase Agreement, it will acquire 45.6 % of the then outstanding shares of Universal common stock on a fully diluted basis, and if Capital Z purchase the maximum number of shares, it will acquire 59.8% of the then outstanding shares of Universal common stock on a fully diluted basis.

      The UA Purchase Agreement is subject to (i) regulatory approvals in the states in which Universal's insurance subsidiaries are domiciled, (ii) shareholder approval and (iii) the consummation of the Penn Union Transaction (see below).

      Penn Union Acquisition

      On December 31, 1998, Universal entered into a purchase agreement (the "Penn Union Purchase Agreement") with PennCorp Financial Group, Inc. ("PFG") and certain subsidiaries of PFG to acquire all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PFG, including the insurance companies as follows (the "Penn Union Transaction"):

      Name of Insurance Company                    State or Province of Domicile
      Pennsylvania Life Insurance Company          Pennsylvania
      Peninsular Life Insurance Company            North Carolina
      Union Bankers Insurance Company              Texas
      Constitution Life Insurance Company          Texas
      Marquette National Life Insurance Company    Texas
      Penncorp Life of Canada                      Toronto

      The Penn Union Purchase Agreement calls for a purchase price of $175 million with $136 million in cash and $39 million in seller financing. In addition, the Company will incur approximately $12 million in transaction costs associated with this transaction. The Company will finance the cash portion of the acquisition with the $82 million of proceeds generated from the UA Purchase Agreement discussed above and from the execution of a $80 million credit facility that consists of a $70 million term loan and $10 million revolving loan facility.

      The Penn Union Purchase Agreement is subject to approval by the insurance regulators of the jurisdictions in which the acquired companies are domiciled. Management expects this transaction to close in the second quarter of 1999, although no assurances can be given that it will occur. Based on unaudited financial information as of September 30, 1998, the assets and liabilities to be acquired in connection with the Penn Union Transaction are approximately $831 million and $656 million, respectively.

4.    RECENT ACQUISITIONS:

      Dallas General

      On March 19, 1998, the Company acquired a $12.6 million block of annual premiums in force of Medicare Supplement business from Dallas General Life Insurance Company ("Dallas General") for a purchase price of $0.8 million. At the time of the acquisition, the Company entered into a reinsurance agreement with Reassurance Company of Hannover ("RCH") to cede 75% of the business acquired to RCH for a ceding allowance of $0.6 million. In connection with this assumption, the Company incurred $0.3 million of expenses. The Company recorded an asset of $0.5 million as present value of future profits, which will be amortized over the expected live of the underlying policies. During the year ended December 31, 1998, the Company amortized $35,000 of this asset. The amount of reserves assumed totaled $5.4 million and the Company received assets consisting of cash, real estate and mortgage loans totaling $5.4 million. American Pioneer, with the approval of the Texas and Florida Departments of Insurance, assumed the business.

      American Exchange Life Insurance Company

      On December 4, 1997, the Company, through its wholly owned subsidiary, American Pioneer, acquired 100% of the outstanding common stock of American
Exchange for $6.6 million in cash, which acquisition was approved by both the Texas and Florida Departments of Insurance. This acquisition was accounted for using the purchase method. American Exchange, which is licensed in Texas and two other states, has annual premium in force in excess of $16.6 million, primarily in Medicare Supplement and other limited benefit accident & health products and has 19,800 policies in force and 1,000 insurance agents, all based in Texas.

      The following schedule summarizes the assets acquired and liabilities assumed, at fair value, on the date of acquisition:

       Assets acquired:
       Fixed maturities                 $ 6,826,474
       Equity securities                    317,413
       Cash and cash equivalents          2,679,665
       Policy loans                         174,513
       Accrued investment income            159,528
       Other assets                         298,397
                                         ----------
       Total assets acquired             10,455,990
                                         ==========
       Liabilities assumed
       Reserves for future policy
         benefits                           737,290
       Policy and contract claims           266,048
       Amounts due to reinsurers          4,036,450
       Deferred Federal income taxes        435,814
       Other liabilities                    768,367
                                         ----------
       Total liabilities assumed          6,243,969
                                         ==========

       Net assets acquired                4,212,021


       Present value of future profits    1,281,807
       Goodwill                           1,265,868
                                         ----------
       Total purchase price             $ 6,759,696
                                         ==========

      The present value of future profits is being amortized based upon the expected lives of the underlying products. The goodwill is being amortized over 30 years.

      First National Life

      In the fourth quarter of 1996, the Company acquired, through an assumption reinsurance agreement, approximately $56.0 million of annualized senior market premium from First National. American Pioneer initially contracted with First National to assume $4.0 million of annualized premium on group Medicare
Supplement coverage issued to the members of the Florida Retired Educators Association ("FREA"). Then, after First National was placed into Receivership by the Alabama Insurance Department in October, 1996, American Pioneer assumed, in addition to the FREA block, approximately $50.0 million of annualized Individual Medicare Supplement premium, $1.2 million of annualized Home Health Care premium and $0.8 million of annualized miscellaneous life and accident & health insurance premiums, under terms negotiated with the Receiver. All of these assumptions were effective as of October 1, 1996. Simultaneously with the second assumption by American Pioneer, American Pioneer entered into a reinsurance agreement with Transamerica Occidental Life Insurance Company ("Transamerica"), ceding 90% of the $50.0 million Individual Medicare Supplement to Transamerica.

      As part of the First National transaction, the Company acquired in Pensacola, Florida a relatively low cost administrative operation with particular experience in the senior market. This has given the Company an opportunity to consolidate many of its administrative functions in Pensacola and save a significant amount of fixed overhead. At closing, the fair values of liabilities assumed exceeded the fair value of assets assumed by $3.5 million, which were classified as goodwill and is being amortized over 30 years.

      In December 1996, the Company formulated a plan to move most of American Progressive's policy administrative functions, particularly in its senior market business, from its office in Brewster, NY to Pensacola, Florida. This, along with other cost saving efforts, resulted in a reduction in the work force at the American Progressive office from 62 as of June 30, 1996 to approximately 25 as of December 31, 1997, with a modest resultant increase in personnel in Pensacola, including some personnel employed by American Progressive. In December 1996, these plans were announced to certain key individuals who were to be relocated under this reorganization. The remaining employees who were to be terminated were notified in March 1997. The cost of this consolidation, including severance costs, relocation costs and the non-renewal fee on the Brewster office lease, was approximately amounted to $0.3 million and was expensed in the fourth quarter of 1996.

5.    INVESTMENTS:

      As of December 31, 1997 and 1998, investments consisted of the following:

                                              December 31,1997
                          ---------------------------------------------------------

                              Face         Amortized         Fair       Carrying
Classification                Value          Cost            Value        Value
------------------------- -------------  --------------  ------------- ------------
US Treasury bonds and
notes                     $  7,610,000    $  7,697,324   $  7,802,780  $  7,802,780
Corporate bonds            113,902,686     113,422,022    115,782,928   115,782,928
Equity Securities                              987,095        945,116       945,116
                                         --------------  ------------- ------------
  Sub-total                                122,106,441   $124,530,824  $124,530,824
                                                         =============
Property tax liens                             136,713                     136,713
Policy loans                                 7,185,014                   7,185,014
Mortgage loans                               2,562,008                   2,562,008
                                         --------------                ------------
  Total investments                        131,990,176                 131,990,176
                                         ==============                ============


                                              December 31,1998
                          ---------------------------------------------------------

                              Face         Amortized         Fair       Carrying
Classification                Value           Cost           Value        Value
------------------------- -------------  --------------  ------------- ------------
US Treasury bonds and
notes                     $  3,800,000   $   3,848,038   $  3,947,957  $  3,947,957
Corporate bonds            129,150,377     128,379,076    130,849,677   130,849,677
Equity Securities                            1,063,186      1,019,780     1,019,780
                                         --------------  ------------  ------------
Sub-total                                  133,290,300   $135,817,414  $135,817,414
                                                         =============
Property tax liens                              30,696                       30,696
Policy loans                                 7,276,163                    7,276,163
Mortgage loans                               4,456,516                    4,456,516
                                         --------------                ------------
  Total investments                      $ 145,053,675                 $147,580,789
                                         ==============                ============

      The amortized cost and fair value of fixed maturities as of December 31, 1997 and 1998 are as follows:

                                              December 31, 1997
                            ------------------------------------------------------
                                               Gross        Gross
                              Amortized      Unrealized   Unrealized     Fair
Classification                   Cost          Gains        Losses       Value
------------------------    -------------- -------------- ----------- ------------
US Treasury securities
  and obligations of
  US government             $ 10,821,981     $  224,552   $  (20,088)   $ 11,026,445

Corporate debt
securities                     52,427,251     1,668,511     (261,644)     53,834,118
Mortgage-backed
securities                     57,870,114     1,506,116     (651,085)     58,725,145
                            -------------- -------------- -----------   ------------
                            $ 121,119,346    $3,399,179   $ (932,817)   $123,585,708
                            ============== ============== ===========   ============


                                              December 31, 1998
                            -------------------------------------------------------
                                               Gross        Gross
                              Amortized     Unrealized    Unrealized     Fair
Classification                   Cost          Gains        Losses       Value
------------------------    -------------- -------------- ----------- -------------
US Treasury securities
  and obligations of
  US government               $ 6,444,302     $  181,694   $(28,440)    $ 6,597,556

Corporate debt                 63,502,687      1,680,539   (472,027)     64,711,199
securities
Mortgage-backed                62,280,125      1,821,084   (612,330)     63,488,879
securities
                            -------------- -------------- -----------  ------------
                            $ 132,227,114    $ 3,683,317 (1,112,797)   $134,797,634
                            ============== ============== ===========  ============

      The amortized cost and fair value of fixed maturities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Amortized          Fair
                                       Cost           Value
                                  ---------------  -------------
     Due in 1 year or less          $  2,769,318   $  2,782,948

     Due after 1 year through
     5 years                          23,928,906     24,514,144
     Due after 5 years through
     10 years                         23,729,941     24,246,138
     Due after 10 years               16,922,605     17,115,927
     Mortgage-backed
     securities                       64,876,344     66,138,477
                                  ---------------  -------------
                                   $ 132,227,114   $134,797,634
                                  ===============  =============

      Included in fixed maturities at December 31, 1997 and 1998 were securities with carrying values of $7.1 million and $7.7 million, respectively, held by various states as security for the policyholders of the Company within such states.

      Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 1997 and 1998 are as follows:
                                   1997        1998
                                 ---------   --------
      Gross unrealized gains     $ 29,392   $ 44,102
      Gross unrealized losses     (71,357)   (87,508)
                                  ---------  --------
      Net unrealized losses      $(41,979)  $(43,406)
                                 =========  =========

      The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 1998 are as follows:

                                             1996          1997        1998
                                          -----------   ----------- -----------
      Change in net unrealized gains (losses):
        Fixed maturities                $ (3,335,207)  $ 3,485,207  $  104,158

        Equity securities                     18,264       (29,393)     (1,427)

        Adjustment relating to
          deferred policy
          acquisition costs                  269,477    (1,205,127)    (78,810)
                                          -----------   -----------  ----------
      Change in net unrealized gains
        (losses) before income tax        (3,047,466)    2,250,687      23,921

      Income tax expense (benefit)          (705,578)      436,830       7,669
                                          -----------   ----------   ----------
      Change in net unrealized
      gains (losses)                    $ (2,341,888)  $ 1,813,857  $   16,252
                                          ===========  ===========  ===========

      The details of net investment income for the three years ended December 31, 1998 are as follows:

                                         1996         1997         1998
                                       ----------  -----------  -----------
      Investment Income:
        Fixed maturities              $ 9,048,143  $ 8,961,283  $ 9,198,632
        Cash and cash equivalents         731,924      801,987      919,724
        Equity securities                       -       29,044       58,580
        Property tax liens                 (1,297)      22,639        4,906
        Policy loans                      487,740      495,623      612,629
        Mortgage loans                     86,858      102,737      363,036
                                       -----------  -----------  -----------
      Gross investment income          10,353,368   10,413,313   11,157,507
      Investment expenses                 503,285      390,655      436,156
                                        ----------  -----------  -----------
      Net investment income           $ 9,850,083  $10,022,658  $10,721,351
                                        ==========  =========== ===========

      Gross  realized  gains  and  gross   realized   losses   included  in  the
consolidated statements of operations for the three years ended December 31, 1997 are as follows:

                                         1996         1997         1998
                                       ----------  -----------  -----------
      Realized gains:
        Fixed maturities               $ 363,927   $ 760,381    $ 1,250,224
        Equity securities                  5,000     629,847         25,708
                                        ----------  -----------  ----------
      Total realized gains                 368,927   1,390,228    1,275,932
                                       ----------  -----------  -----------
      Realized losses:
        Fixed maturities                   (128,852)   (257,707)   (991,033)
        Equity securities                      -           -        (29,228)
                                        ----------  -----------  ----------
      Total realized losses               (128,852)    (257,707) (1,020,261)
                                        ----------  -----------  ----------

      Net realized gains                 $ 240,075  $ 1,132,521  $  255,671
                                        ==========  ===========  ===========

      During the year ended December 31, 1998, the Company wrote down the value of certain fixed maturity securities by $0.6 million which represents management's estimate of other than temporary declines in value and was included in net realized gains on investments. In 1997, the Company realized a gain of $0.6 million on the sale of AmeriFirst Insurance Company, a non-operating subsidiary.

6.    INCOME TAXES:

      The Company file a consolidated return for federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated federal income tax return.

            The Company's federal income tax expense consisted of:

                              1996        1997         1998
                           ----------  ----------  -----------
      Current               $      -   $       -   $        -
      Deferred                269,017   1,091,818    1,323,963
                           ----------  ----------  -----------
      Total tax expense      $269,017   $1,091,818  $1,323,963
                           ==========  ==========  ===========

      A reconciliation of the "expected" tax expense at 34% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                     1996           1997          1998
                                 -------------- -------------- -----------
      Expected tax expense        $   126,783   $   1,091,818   $1,336,741

      Change in the beginning
        of the year balance of the
        valuation allowance for
        deferred tax assets
        allocated to income tax
        expense                       187,414              -            -
      Other                           (45,180)             -       (12,778)

                                 -------------- -------------- -----------
      Actual tax expense          $   269,017    $  1,091,818  $ 1,323,963
                                 ============== ============== ===========

      In addition to Federal income tax, the Company is subject to state premium and income taxes, which taxes are included in other operating costs and expenses in the accompanying statement of operations.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are as follows:

                                                 1997        1998
                                              ----------- ------------
      Deferred tax assets:
      Reserves for future policy benefits      $3,617,347  $ 3,309,830
      Deferred revenues                           90,013        68,472
      Net operating loss carryforwards         5,125,637     5,219,133
      AMT credit carryforward                    107,262       107,262
      Investment valuation differences           120,488       189,039
      Other                                      159,555        23,386
                                              ----------- ------------
        Total gross deferred tax assets        9,220,302     8,917,122
        Less valuation allowance              (1,342,838)   (1,342,838)
                                              ----------- ------------
        Net deferred tax assets                7,877,464     7,574,284
                                              ----------- ------------

      Deferred policy acquisition costs       (5,796,879)   (6,755,687)
      Unrealized gains on investments           (436,830)     (444,472)
      Goodwill                                (1,102,528)   (1,059,008)
      Present value of future profits           (435,814)     (533,664)
                                              ----------- ------------
        Total gross deferred tax
        liabilities                           (7,772,051)   (8,792,831)
                                              ----------- ------------
        Net deferred tax asset
        (liability)                           $  105,413  $ (1,218,547)
                                              =========== ============

      In 1997, a deferred tax liability related to the present value of future profits recorded as a result acquisition of American Exchange was established and amounted to $435,814. In 1996, a deferred tax asset related to the tax liabilities assumed in excess of tax assets received in the acquisition of certain business from First National was established and amounted to $0.3 million.

      At  December  31,  1998 the Company  (exclusive  of  American  Pioneer and
American Exchange) had net operating tax loss carry forwards of approximately $11.6 million which expire in the years 1999 to 2012. At December 31, 1998 the Company also has Alternative Minimum Tax (AMT) credit carry forward for Federal income tax purposes of approximately $0.3 million which can be used indefinitely. At December 31, 1998 American Pioneer and American Exchange had net operating tax loss carry forwards, most of them incurred prior to their acquisition by the Company, of approximately $3.7 million which expire in the years 1999 to 2013. As a result of changes in ownership of American Pioneer in May 1993, use of most of the loss carry forwards of American Pioneer are subject to annual limitations.

      At December 31, 1997 and 1998, the Company has established valuation allowances of $1,342,838 with respect to its deferred tax assets. The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the Company's recent reorganization and use of its administration company WorldNet to generate taxable income. These changes resulted in the Company increasing taxable income in the non-life companies by $1.2 million and $0.4 million in 1997 and 1998, respectively. Management believes it is more likely than not that the Company will realize the recorded deferred tax assets.

7.    Series C Preferred Stock

      During 1997, the Company issued 51,680 shares (par value $100) of Series C Preferred Stock for $5.2 million, of which $2.4 million was purchased by UAFC L.P. ("AAM") an unaffiliated investment firm, $0.6 million by Chase Equity Partners, L.P., $1.4 million by Richard A. Barasch (the Chairman and Chief Executive Officer of the Company), members of his family, and members and associates of the Company's management and $0.8 million by owners and employees of Ameri-Life & Health Services, a general agency that sells the Company's senior market products. This transaction received the approval of the Florida Insurance Department.

      Under the terms of the Series C Preferred Stock, the Company has the right to require conversion of the Series C Preferred Stock into the Company's common stock at a conversion price of $2.375 per common share if the average reported bid price of its common stock on the days during any 60 day period in 1999 on which such bid prices are reported exceeds $3.45 per common share. This condition was satisfied on March 5, 1999 and all of the 51,680 outstanding shares of Series C Preferred Stock will be converted to 2,176,000 shares of common stock in April 1999.

      The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a stockholders' agreement at the closing of the transaction which contained the following conditions:

o The holders of the Series C Preferred Stock were given registration rights and informational rights.

o The Series C Preferred Stockholders agreed to vote their shares for the election of a person designated by AAM as the director elected by that Series.

o BALP and Mr. Barasch granted the Series C holders a co-sale right should they sell any shares of the Company's common stock held by them, except to certain "permitted transferees".

      This stockholders' agreement will be superceded by a new agreement upon the closing of the Capital Z transaction. See Note 3.

8.    Series D Preferred Stock

      On December 31, 1998, the Company contracted to sell 40,000 shares (par value $100) of Series D Preferred Stock to UAFC, L.P. for $4.0 million. The Series D Preferred Stock was divided into two sub-series, Series D-1 and Series D-2. The 22,500 Series D-1 Shares were issued on December 31, 1998 and the 17,500 Series D-2 shares were issued on February 12, 1999. The Series D Preferred Stock has the same provisions as the Series C-1, Preferred Stock, except (i) that the Series D has no voting rights except as required by law,
(ii) the conversion price on the Series D-1 was $2.70 rather than $2.375 per share, (iii) the conversion price of the series D-2 was $2.70 or, if a "change of control" transaction, as defined, occurs in 1999, the conversion price will be equal to the per share price at which common stock is issued in the change of control transaction, and (iv) if the issuance of voting shares to a Series D shareholder requires regulatory approval, the conversion will be postponed until such approval is obtained or ceases to be required. The pending Capital Z Transaction will be a "change of control" within the meaning of the terms of the Series D Preferred Stock.

      On March 11, 1999, the Company gave notice of conversion of the Series D-1 and D-2 Preferred Stock. Since the conversion of the Series D-1 and D-2 Preferred Stock held by UAFC, L.P. to common stock would result in its owning more than 10% of the Company's voting stock, implementation of the conversion would require that the New York Insurance Department either (i) approve of UAFC, L.P. becoming a controlling shareholder of the Company or (ii) determine that such conversion would not result in UAFC, L.P. becoming a controlling person of Universal. The completion of the conversion of the Series D Preferred Stock was therefore deferred until such conditions are satisfied or are no longer applicable. If the pending Capital Z Transaction closes, no approval of the conversion of the Series D Preferred Stock will be required, because the UAFC, L.P. will, after conversion of the Series D Preferred Stock, hold less than 10% of Universal's then outstanding stock. If the Capital Z Transaction does not close, the Company anticipates that it will obtain the required approval of a change of control or determination that no change of control is involved in the conversion of the Series D Preferred Stock.

      The shareholder agreement applicable to the Series C Preferred Stock also applies to the Series D Preferred Stock.

9.    STOCKHOLDERS' EQUITY:

      Preferred Stock

      The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 52,080 and 74,500 shares issued and outstanding at December 31, 1997 and 1998, respectively (see Note 7 for a discussion of Series C Preferred Stock and Note 8 for a discussion of Series D Preferred Stock).

      Series B Preferred Stock

      The Company has 400 shares of Series B Preferred Stock issued and outstanding, with a par value of $10,000 per share, which are held by Wand/Universal Investments L.P. ("Wand"). The Series B Preferred Stock is convertible into Common Stock at $2.25 per share (subject to anti-dilution adjustment) and is entitled to dividends as if already converted, only when and if dividends are declared on the Common Stock. The holder of the Series B Preferred Stock may not require the Company to redeem it unless the Company engages in (i) a merger with, or acquisition of, another entity which results in that entity or its shareholders having sufficient voting power to elect a majority of the Company's Board of Directors or (ii) the sale or other exchange of 40% or more of the Company's assets or of its outstanding Common Stock. The Company has the right to require a conversion if it raises additional equity from the public on pricing terms that meet certain criteria.

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

      Pursuant to the stock subscription agreement, Wand, the Company and certain shareholders of the Company, including Barasch Associates Limited Partnership ("BALP"), entered into a shareholders' agreement contemporaneously with the issuance of the Series B Preferred Stock to Wand. Under the shareholders' agreement, the holder of the Series B Preferred Stock agreed to vote such shares, and the Common Stock issued upon their conversion, for the nominees of BALP for election as directors of the Company and, after the conversion of the Series B Preferred Stock to Common Stock, all parties agreed to vote their shares for the election of one director designated by Wand. The shareholders' agreement also contained "stand still," "tag along" and registration rights provisions. The stand still provision will prohibit Wand from acquiring more than an additional 5% of the Company's outstanding Common Stock without the Company's consent, as long as BALP and certain partners in BALP continue to hold at least certain percentages of the Company's Common Stock, on an outstanding and fully diluted basis. The tag along provision will prohibit BALP and certain of its partners from making private sales of their shares of Common Stock unless Wand is given the opportunity to sell a proportionate part of its holding on the same terms. This stockholders' agreement will be superceded by a new agreement upon the closing of the Capital Z transaction.

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

      Common Stock

      The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1997 and 1998 were 7,325,860 and 7,638,057, respectively. During the years ended December 31, 1996, 1997 and 1998, the Company issued 191,689, 176,639 and
312,197 shares, respectively, of its common stock.

      Common Stock Warrants

      The Company had 668,481 and 658,231 common stock warrants issued and outstanding at December 31, 1997 and 1998, which are registered under the Securities Exchange Act of 1934. During the year ended December 31, 1998, 10,250 warrants were exercised to purchase common shares at $1.00 per share. At December 31, 1997 and 1998, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

      Option Plans

      On May 28, 1998, the Company's shareholders approved the 1998 Incentive Compensation Plan (the "1998 ICP"). The 1998 ICP superceded the Company's Incentive Stock Option Plan, Stock Option Plan For Directors, and Non-Qualified Stock Option Plan for Agents and Others (the "Pre-Existing Plans") Options previously granted under these plans will remain outstanding in accordance with their terms and the terms of the respective plans.

      Incentive Stock Option Plan

      In 1983, the Company adopted an Incentive Stock Option Plan for employees. Under this Plan, as amended, 1,000,000 shares of common stock were reserved. As of December 31, 1998, 516,500 of these shares have been issued and 442,500 shares were subject to options granted prior to the adoption of the 1998 ICP. Options under this plan expire ten years after the date granted or upon the earlier termination of employment. Options vest 50% in the first year after grant and 50% in the second year after grant, and at December 31, 1998, 369,254 options are exercisable. Additional information with respect to options under the Company's Incentive Stock Option Plan is as follows:

                                      Shares Under
                                        Options         Exercise
                                      Outstanding        Price
                                      -------------  ---------------

      Balance, January 1, 1996            611,000
        Granted                           141,000     $2.00 - $2.20
        Exercised                        (135,000)    $0.50 - $1.35
        Terminated                        (47,000)    $2.87 - $3.25
                                      -------------
      Balance, December 31,1996           570,000
      1996
        Granted                           166,500     $2.00 - $3.03
        Exercised                         (95,000)    $1.25 - $1.44
        Terminated                        (21,000)    $1.25 - $3.33
                                      -------------
      Balance, December 31, 1997          620,500     $1.44 - $3.33
      1997
        Granted                                 -
        Exercised                        (165,000)    $1.25 - $1.63
        Terminated                        (13,000)    $0.80 - $2.00
                                     =============
      Balance, December 31,1998           442,500     $2.00 - $3.33
                                     =============

      Stock Option Plan for Directors

      At the 1992 Annual Shareholders' Meeting, the Universal American Financial Corp. non-employee Directors Plan ("Stock Option Plan for Directors") was approved. The Stock Option Plan for Directors reserves 75,000 shares of common stock and provides that options shall be granted on June 30 of each year to each eligible Director, then in office, at the rate of 1,000 options for each additional year of service completed since the last grant. Options under this plan are exercisable one year after grant. Since inception, 19,000 options have been exercised. Additional information with respect to the Company's stock option plan for Directors is as follows:

                                        Options          Exercise
                                      Outstanding           Price
                                      -------------  ---------------

      Balance, January 1, 1996              21,000
         Granted                             7,000            $2.50
                                      -------------
      Balance, December 31, 1996            28,000
         Granted                             8,000            $1.88
                                      -------------
      Balance, December 31, 1997            36,000
        Granted                                  -            $2.62
        Exercised                          (8,700)    $0.56 - $1.63
        Terminated                         (4,300)    $1.88 - $3.50
                                      -------------
      Balance, December 31,1998            23,000     $1.88 - $3.50
                                      =============

      Stock Option Plan for Agents and Others

      On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the Board of Directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options will expire 10 years from the date of the grant. Additional information with respect to the Company's Stock Option Plan for Agents and Others is as follows:

                                        Options          Exercise
                                      Outstanding           Price
                                      -------------  ---------------

      Balance, January 1, 1996              40,000            $2.50
        Granted                             46,393    $2.50 - $2.97
                                      -------------
      Balance, December 31, 1996            86,393
        Granted                             16,393            $2.50
                                      -------------
      Balance, December 31, 1997           102,786
        Granted                                  -
                                      -------------
      Balance, December 31, 1998           102,786    $2.50 - $2.97
                                      =============


      1998 ICP

      The 1998 ICP provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property ("Awards").

      The total number of shares of the Corporation's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 1998, 691,000 shares were reserved for outstanding Awards under the 1998 ICP and 850,945 shares were reserved for issuance under future Awards.

      The 1998 ICP imposes individual limitations on the amount of certain Awards in order to comply with Section 162(m) of the Internal Revenue Code (the "Code"). Under these limitations, during any fiscal year the number of options, SARs, shares of restricted stock, shares of deferred stock, shares of Common Stock issued as a bonus or in lieu of other obligations, and other stock-based Awards granted to any one participant shall not exceed one million shares for each type of such Award, subject to adjustment in certain circumstances, the maximum cash amount that may be earned as a final annual incentive award or other annual cash Award in respect of any fiscal year by any one participant is $5 million, and the maximum cash amount that may be earned as a final performance award or other cash Award in respect of a performance period other than an annual period by any one participant on an annualized basis is $5 million.

      Executive officers, directors, and other officers and employees of the Corporation or any subsidiary, as well as other persons who provide services to the Corporation or any subsidiary, are eligible to be granted Awards under the 1998 ICP, which is administered by Board or a Committee established pursuant to the Plan.

      The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director.

      The Committee, may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a "change in control" of the Corporation, except to the extent otherwise determined by the Committee at the date of grant or thereafter.

      During 1998, the options amounting to 520,500, 36,000 and 134,500 were granted to employees, non-employee directors and others, respectively, under the 1998 ICP.

            Accounting for Stock-Based Compensation

      The Company has elected to follow  Accounting  Principles  Board Opinion
No. 25, "Accounting   for  Stock   Issued  to   Employees"  ("APB   No.   25")
and   related interpretations  in accounting  for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No.123, "Accounting for Stock-Based Compensation", "Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

      Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997and 1998, respectively: risk-free interest rates of 6.32% - 6.38%, 6.13% - 6.63% and 5.63% - 6.63%; dividend yields of 0%, 0% and
0%; volatility factors of the expected market price of the Company's common stock of 51.96% - 52.74%, 49.97% - 53.48% and 43.74 - 46.08%; and a
weighted-average expected life of the option of 4.5 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock option.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                      1996           1997          1998
                                  -------------  -------------  ------------
Net Income                         $   103,875      2,119,409     2,607,628
Less:  Pro forma estimated fair
       value options granted           156,756        234,664       525,809
                                  -------------  -------------  ------------
Pro forma net income (loss)        $  (52,881)      1,884,745     2,081,819
                                  =============  =============  ============
Pro forma diluted earnings per
share                              $     0.0  7    $     0.16    $     0.16
                                  =============  =============  ============

      A summary of the status of the Company's three stock option plans as of December 31, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                             1997                        1998
                                --------------------------   --------------------------
                                          Weighted-Average             Weighted-Average
Fixed Options                   Options   Exercise Price     Options   Exercise Price
---------------------------     --------- ---------------    ----------  --------------
Outsanding-beginning of          684,400           $2.09     759,300             $2.22
year
Granted                          190,900            2.48     691,000              2.61
Exercised                        (95,000)           1.33    (173,700)             1.49
Terminated                       (21,000)           2.83     (17,300)             1.83
                                --------- ---------------  ----------    --------------
Outstanding-end of year          759,300           $2.22    1,259,300            $2.57
                                ========= ===============  ==========    ==============

Options exercisable at end
  of year                        568,400                     485,000
                                =========                  ==========
Weighted-average fair
value of Options granted
during the year               $     1.20                   $    1.12
                               =========                   ==========

      The following table summarizes information about stock options outstanding at December 31, 1998:

                 Number     Weighted-Average  Weighted-        Number      Weighted-
Range of        Outstanding   Remaining        Average      Exercisable     Average
Exercise        at           Contractual       Exercise     at 12/31/98    Exercise
Prices          12/31/98         Life           Price                        Price
--------------  ----------  ---------------  -------------  ------------- ------------

$        1.88       7,000      8.5 years         $1.88          7,000        $1.88
 2.00 to 2.97   1,024,300      8.9 years          2.44        367,536         2.35
 3.03 to 3.50     228,000      7.7 years          3.20        110,500         3.17
               ----------                                   -------------
$ 1.88 to 3.50  1,259,300     8.7 years           2.57        485,036         2.53
               ==========                                   =============


10. STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

      American Progressive, American Pioneer and American Exchange are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of December 31, 1998 for the maintenance of authority to do business were $2.5 million, $2.7 million and $0.8 million, respectively. However, in these states substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations.

      During 1998, the Company made capital contributions totaling $2.0 million to American Pioneer. These amounts were generated by the proceeds of the First Amendment to the Company's credit agreement and from the proceeds of the Series D Preferred Stock issuance. The capital contributions were made to support the growth in new business production at American Pioneer.

      The NAIC risk based capital ("RBC") rules have been adopted by New York, Florida and Texas. The RBC rules provide for various actions when the ratio of a company's total adjusted surplus to its RBC falls below 200%. At December 31, 1998, American Progressive, American Pioneer and American Exchange's ratios of total adjusted capital to RBC were in excess of the Authorized Control Levels.

      The following is a reconciliation of the Company's consolidated GAAP net income and stockholders' equity to the corresponding statutory amounts for its insurance subsidiaries:


                                                        As of December 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------

  GAAP stockholders' equity                          $ 25,706,378 $ 28,317,871

     Deferred acquisition costs                       (20,832,060) (24,282,771)

     Unrealized gain on investments, net               (2,087,515)  (1,657,533)
     Goodwill                                          (4,508,596)  (4,354,584)
     Present value of future profits                   (1,281,807)  (1,569,601)
     Policyholder reserve adjustments                   7,185,234    6,466,969
     Asset valuation and interest maintenance
     reserve                                           (1,580,569)  (2,544,527)
     Deferred revenue                                     264,745      201,389
     Deferred Federal income taxes                        550,547    1,560,547
     Loan payable                                       3,500,000    4,750,000
     Series C and D preferred stock                     5,168,000    7,418,000
     Universal debenture payable to American
     Progressive                                        5,925,000    7,900,000
     Other, including non-insurance subsidiaries       (2,123,954)  (1,129,834)
                                                       -----------  -----------
  Consolidated statutory surplus                     $ 15,885,403  $ 21,075,926
                                                       ===========  ===========



                                                        Years ended December 31,
                                                   -----------------------------------
                                                      1996        1997        1998
                                                   ----------- -----------------------

  GAAP net income applicable to common
  shareholders                                    $  103,875 $ 1,869,619  $ 2,174,204
  Redemption accrual on Series C preferred stock           -     249,790      433,424
  Deferred acquisition costs                      (2,257,617) (2,945,672)  (3,529,521)
  Amortization of goodwill                                  -    111,819      170,898
  Amortization of present value of future
  profits                                                   -          -      174,400
  Realized gains on investments                      (369,428)  (891,761)    (322,030)
  Amortization of the interest maintenance
  reserve                                             229,768    249,789      323,120
  Deferred revenue                                   (280,335)   (93,212)     (63,356)
  Policyholder benefits and expenses                1,081,369     18,079     (814,875)
  Deferred Federal income tax expense                 269,017  1,019,818      994,681
  Interest expense on loan payable                     83,852     77,389      306,578
  Interest expense on Universal debenture
  payable to American Progressive                           -     78,311      603,686
  Other, including non-insurance subsidiaries         467,372   (495,354)  (1,075,146)
                                                   =========== ==========   ==========
  Consolidated statutory net income                $(672,127)  $(679,385)   ($623,937)
                                                   =========== ==========   ==========


      Dividend payments from American Progressive to the Company would require regulatory approval which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $8.8 million at December 31, 1998. American Progressive made no dividends or distributions during 1996, 1997 or 1998.

      American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or (2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer paid American Progressive $500,000 and $185,455 in dividends during 1996 and 1997, respectively and paid Universal $425,000 in dividends in 1997. American Pioneer did not pay any dividends in 1998 and has the capacity to make $0.2 million in dividend payments in 1999. During 1998, Universal contributed $0.2 million to the surplus of American Pioneer to support the growth in new business in American Pioneer.

      Under current Texas insurance law, a life insurer may pay dividends or make distributions without the prior approval of the Insurance Department as long as the dividend distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year. American Exchange made no dividends or distributions in 1997 or 1998.

      The Insurance Subsidiaries' statutory basis financial statements are prepared in accordance with accounting practices prescribed or permitted by their respective domiciliary states. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. The Company does not utilize any permitted accounting practices. The NAIC currently is in the process of codifying statutory accounting practices. That project, when completed, may change prescribed statutory accounting practices and thus may result in changes to the accounting practices that the Insurance Subsidiaries use to prepare their statutory basis financial statements.

11.   REINSURANCE:

      The Company is party to several reinsurance agreements on its life and accident & health insurance risks. The Company's senior market accident & health insurance products are reinsured under coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under coinsurance treaties, the reinsurer receives an agreed upon percentage of all premiums and reimburses the Company that same percentage of any losses. In addition, the Company receives certain allowances from the reinsurers to cover commissions, expenses and premium taxes. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. A contingent liability exists with respect to reinsurance that may become a liability of the Company in the event that the reinsurers should be unable to meet the obligations that they assumed.

      The Company has several quota share reinsurance agreements in place with RCH, Cologne Life Reinsurance Company ("CLR") and Transamerica Occidental Life ("TA") (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various accident & health insurance products written or acquired by the Company and contain ceding percentages ranging between 50% and 90%. The Reinsurers receive their pro-rata premium and pay their pro-rate benefits. In addition, the Company receives allowances from the Reinsurers to reimburse the commission, administration and premium tax expenses associated with the business reinsured. At December 31, 1997 and 1998, amounts due from these Reinsurers were as follows:

      Reinsurer               1997                    1998
      ---------         -----------------       ----------------
      RCH               $  20,485,857            $  29,176,800
      TA                   20,823,260               21,760,558
      CLR                   2,721,061                3,685,663
                          ------------            -------------

      Total             $  44,030,178            $  54,623,021
                          ===========             ============

      A summary of reinsurance activity for the three years ended December 31, 1998 is presented below:

                                              As of December 31,
                                    ----------------------------------------
      Life insurance in force          1996          1997          1998
      (amounts in thousands)        ------------  ------------ -------------

      Gross amount                  $  2,118,265   $2,118,492   $  2,038,438

      Ceded to other companies          (889,132)    (842,624)      (735,791)
      Assumed from other
      companies                           25,484       42,237         47,084
                                    ------------  ------------  -------------
      Net Amount                     $ 1,254,617   $1,318,105    $ 1,349,731
                                     ============ ============  =============
      Percentage of assumed to net            2%           3%             4%
                                     ============ ============  =============


                                            Year Ended December 31,
                                    ---------------------------------------
      Premiums                         1996          1997         1998
                                    ------------  -----------  ------------

        Life insurance              $ 9,923,021   $12,660,147 $  15,242,667
        Accident & health            44,853,225    86,177,075   115,801,744
                                    ------------  -----------  ------------
          Total gross premiums       54,776,246    98,837,222   131,044,411
                                    ------------  -----------  ------------

      Ceded to other companies
        Life insurance                (2,870,540)   (5,585,289)  (7,238,165)
        Accident & health            (22,792,684)  (57,037,432) (82,308,073)
                                     ------------  -----------  ------------
          Total ceded premiums       (25,663,224)  (62,622,721) (89,546,238)
                                     ------------  -----------  ------------

      Assumed from other
      companies
        Life insurance                   391,456       997,836      997,891
        Accident & health             10,130,531             -            -
                                      ------------  -----------  ------------
         Total assumed premium        10,521,987       997,836      997,891
                                      ------------  -----------  ------------

      Net amount
        Life insurance                7,443,937     8,072,694    9,002,393
        Accident & health            32,191,072    29,139,643   33,493,671
                                    ------------  -----------  ------------
          Total net premium         $39,635,009   $37,212,337  $42,496,064
                                    ============  ===========  ============

      Percentage of assumed to net

        Life insurance                       5%          12%           11%
                                    ============  ===========  ============
        Accident & health                   31%           0%            0%
                                    ============  ===========  ============
        Total assumed to total net          27%           3%            2%
                                    ============  ===========  ============

12. LOAN PAYABLE:

      On December 10, 1997, the Company entered into an agreement with Chase Manhattan Bank for a $3.5 million five-year secured term loan. The loan proceeds were used to finance a portion of the intercompany sale of American Pioneer from American Progressive to Universal and to retire the $0.8 million amount outstanding on the term loan agreement with another commercial bank. The loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. In connection with this loan agreement, the Company entered into a three-year interest rate swap agreement, (the "Swap Agreement") with Chase Securities Corp., effective January 1, 1998, to lock in a fixed rate of 8.19% for the three year period. Upon expiration of the Swap Agreement, the Company's interest rate reverts to the LIBOR plus 200 basis points.

      On September 30, 1998, the Company executed the First Amendment to its Credit Agreement with Chase Manhattan Bank that refinanced the current loan agreement with the bank. Under the Amendment, the Company executed a new $5.0 million five-year secured term loan. The loan proceeds were used to pay off the principle amount outstanding on the prior loan of $3.2 million and for a capital contribution to American Pioneer for $1.0 million. The new loan agreement calls for interest at the London Interbank Offered Rate (LIBOR) plus 200 basis points. The Company's three-year interest rate swap agreement on the original $3.5 million loan with the Bank remains in effect.

      The loan is secured by a first priority interest in all the assets of WorldNet Services Corp. and Quincy Corp., a pledge of 9.9% of the outstanding common shares of American Progressive and 100% of the shares of Quincy Coverage Corp.

      The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 1998:

                        As of December           Year Ended December 31,
                             31,
                     ---------------------  -----------------------------------
                                                         Weighted
                                              Maximum    Average(a)   Average
                       Amount    Interest      Amount      Amount    Interest
                     Outstanding    Rate    Outstanding  Outstanding Rate (b)
                     ----------  ---------  -----------  ----------  ----------
      1996           $  800,000     9.50%   $  800,000   $  800,000      10.48%
                     ==========  =========  ===========  ==========  ==========
      1997           $3,500,000     8.19%   $3,500,000   $  952,000       9.76%
                     ==========  =========  ===========  ==========  ==========
      1998           $4,750,000     7.97%   $5,000,000   $3,743,750      8.19%
                     ==========  =========  ===========  ==========  ==========

--------------------------------------
      (a)The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.
      (b)The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

13.   COMMITMENTS:

      The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Orlando, Florida and Texas. Rent expense for the three years ended December 31, 1996, 1997 and 1998 was $0.6 million, $0.8 million and $0.7 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 1998 under non-cancelable operating leases are as follows:

       1999               $ 776,000
       2000                 758,000
       2001                 769,000
       2002                 500,000
       2003                 274,000
       2004                 193,000
                          ---------
      Totals             $3,270,000
                         ==========

14.   UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

      Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. In the two year period ended December 31, 1997, the Company matched the employee's contribution up to 1% of the employee's compensation. Beginning in 1998, the Company matched the employee's contribution up to 2% of the employee's compensation. The Company's matching contributions are made with Company common stock. As of December 31, 1998, 298,554 shares of the Company's common stock were held by the Savings Plan.

      The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $38,478, $40,546 and $92,487 in 1996, 1997 and 1998, respectively.

15. FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

      For the years ended December 31, 1997 and 1998, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                     1997          1998
                                   ----------    ----------

      Carrying value               $2,616,470    $3,356,577
                                   ==========    ==========

      Estimated fair value         $2,616,470    $3,356,577
                                   ==========    ==========

      Percentage of total
      assets                            1.0%          1.2%
                                   ==========    ==========

      The  holdings  of   less-than-investment   grade   securities  are  widely
diversified and the investment in any one such security is currently less than $1,000,000, which is approximately 0.4% of total assets.

16. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

      The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1998 are as follows:

                                                     1997
                                         -----------------------------
                                            Carrying
                                             Amount       Fair Value
                                         --------------  -------------
      Financial assets:
        Fixed maturities available
        for sale                        $  123,585,708   $ 123,585,708
        Equity securities                      945,116         945,116
        Policy loans (a)                     7,185,014
        Property tax liens (b)                 136,713
        Mortgage loans (c)                   2,562,008
        Cash and cash equivalents           25,014,019      25,014,019


     Financial liabilities:
        Investment contract liabilities    145,085,687     132,208,242
        Loan Payable                         3,500,000       3,500,000


                                                     1998
                                         -----------------------------
                                           Carrying
                                            Amount        Fair Value
                                         --------------  -------------
      Financial assets:
        Fixed maturities available
        for sale                         $ 134,797,634   $134,797,634
        Equity securities                    1,019,780      1,019,780
        Policy loans (a)                     7,276,163
        Property tax liens (b)                  30,696
        Mortgage loans (c)                   4,456,516
        Cash and cash equivalents           17,092,938     17,092,938

      Financial
      liabilities:
        Investment contract                159,882,986    147,910,709
         liabilities
        Loan payable                         4,750,000      4,750,000

--------------------------------------
      (a)It is not practicable to estimate the fair value of policy loans, as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates between 6% to 8%. Individual policy liabilities, in all cases, equal or exceed outstanding policy loan balances.
      (b)Property tax liens are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets. Individual liens in all cases are first priority liens with collateral in excess of 300% of the carrying value of the lien.
      (c)Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial.

17.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

      The quarterly results of operations for the three years ended December 31, 1998 are presented below:


              1996                                Three Months Ended
--------------------------------   ----------------------------------------------------------
                                        March 31,     June 30,    September 30,   December 31,
                                      -----------   ----------    ------------    ------------
Total revenue                       $ 12,257,842  $ 11,737,328    $ 14,199,901   $ 15,192,114
 Total benefits, claims & other
 expenses                             11,930,299    11,550,317      14,049,636     15,484,041
                                      -----------   ----------    ------------   -------------
Operating income before income
taxes                                    327,543       187,011         150,265       (291,927)

Federal income tax expense
(benefit)                                 45,948        63,584          49,011        110,474
                                     -----------    ----------    ------------   -------------


Net income applicable to
common Shareholders                      281,595       123,427         101,254       (402,401)
                                     ===========    ==========     ============  =============

Basic earnings per share                $  0.04        $ 0.02          $  0.01      $  (0.06)
                                     ===========    ==========     ============  =============
Diluted earnings per share              $  0.03        $ 0.01          $  0.01      $  (0.04)
                                     ===========    ==========     ============  =============

              1997                               Three Months Ended
--------------------------------   -----------------------------------------------------------

                                      March 31,     June 30,    September 30,    December 31,
                                   ------------    ----------   ------------    -------------

 Total revenue                     $12,884,699  $ 13,274,793    $ 14,029,877   $ 11,141,151
 Total benefits, claims & other
 expenses                           12,325,071    12,565,533      12,792,167     10,436,522
                                   ------------   ----------    ------------    ------------
 Operating income (loss) before
 income taxes                          559,628       709,260       1,237,710        704,629
 Federal income tax expense            190,013       241,410         420,820        239,575
                                   ------------   ----------    ------------    ------------
 Net Income                            369,615       467,850         816,890        465,054
 Redemption accrual on Series C
 Preferred Stock                             -        55,200          91,230        103,360
                                   ------------   ----------    ------------   -------------
 Net income applicable to common
     Shareholders                    $ 369,615   $   412,650   $     725,660   $    361,694
                                   ============  ===========   =============   =============
 Basic earnings per share            $    0.05   $     0.06    $        0.10   $       0.05
                                   ============  ===========   =============   =============
 Diluted earnings per share          $    0.03   $     0.06    $        0.10   $       0.05
                                   ============  ===========   =============   =============

              1998                                Three Months Ended
--------------------------------   -------------------------------------------------

                                     March 31,     June 30,    September 30,    December31,
                                   ------------  -----------   -------------   -------------
 Total revenue                    $ 13,814,716  $ 14,330,825    $ 14,068,314    $ 13,875,251
 Total benefits, claims & other
 expenses                           13,040,302    13,070,914      13,050,164      12,996,135
                                   ------------  -----------    ------------   -------------

 Operating income before income
   taxes                               774,414     1,259,911       1,018,150         879,116
 Federal income tax expense            241,361       450,309         346,172         286,121
                                   ------------  -----------    ------------    ------------
 Net Income                            533,053       809,602         671,978         592,995
 Redemption accrual on Series
   C Preferred Stock                   108,356       108,356         108,356         108,356
                                   ------------   ----------    ------------    ------------
 Net income applicable to common
   Shareholders                    $   424,697   $   701,246    $    563,622    $    484,639
                                   ===========    ==========    ============    ============
 Basic earnings per share          $      0.06   $      0.09    $       0.07    $       0.07
                                   ===========    ==========    ============    ============
 Diluted earnings per share        $      0.04   $      0.06    $      0. 05    $       0.05
                                   ===========    ==========    ============    ============

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

18.   INTERCOMPANY SALE OF AMERICAN PIONEER:

      When American Pioneer was acquired in 1993, it became a wholly owned subsidiary of American Progressive. This ownership structure (the "stacking") had a significant negative impact on the Risk-Based Capital ratio of American Progressive as computed by the regulators and the rating agencies and adversely affected the ratings of both companies and their ability to write new business.

      Pursuant to an agreement between Universal and American Progressive, entered into with the consent of the New York Insurance Department on June 27, 1996 (the "Unstacking Agreement"), Universal is obligated to purchase all of the outstanding stock of American Pioneer from American Progressive over a five-year period for a total purchase price of $15.8 million. Under the terms of the Unstacking Agreement, the purchase was implemented in segments with the purchase price of the shares included in each segment being paid one half in cash and one half in five-year debentures, paying interest at 8.5%. The debentures are payable by Universal to American Progressive.

      The Unstacking Agreement is intended to make American Pioneer a direct subsidiary of Universal, rather than an indirect subsidiary, owned through American Progressive. This unstacking is expected to have a beneficial effect on the ratings of both insurers. In addition, the unstacking increases the surplus of American Progressive, improves American Progressive's Risk Based Capital Ratio and, when and to the extent that American Pioneer is able to pay dividends, permits the payment of such dividends directly to Universal.

      The first segments of the unstacking were consummated in September and December of 1997. In the aggregate, Universal acquired 75% of American Pioneer from American Progressive for $11.9 million consisting of $5.9 million in cash and $5.9 million in debentures payable to American Progressive. The cash portion of the unstacking was obtained by Universal from the proceeds of the Series C Preferred Stock transaction with AAM, a dividend from American Pioneer, and from the proceeds of a loan from Chase Manhattan Bank.

      In May 1998, Universal purchased the remaining 25% of American Pioneer for $4.0 million consisting of $2.0 million in cash and $2.0 million in debentures. The cash portion of the proceeds was obtained from the cash flow from the operations of WorldNet.

19.   Business Segment Information:

Universal has four business segments: Senior Market Accident & Health Insurance, Other Accident & Health Insurance, Life Insurance, and Non-insurance Businesses. The Senior Market Accident & Health segment offers medicare supplement, home health care, nursing home, and hospital indemnity products. The Other Accident & Health Insurance segment offers mainly major medical insurance and some products that are not currently material. Products offered by the Life Insurance segment include annuities, universal life, asset enhancer, SL 2000 and other individual and group products. The Non-insurance Businesses segment consists mainly of the Parent Company and WorldNet, a third party administrator.

Financial data by segment for the three years ended December 31, 1998 is as follows:


                                                        December 31, 1996
                                   Senior          Other
                                  Accident        Accident      Life       Non-insurance
                                  & Health        & Health    Insurance     Businesses       Total
                                  ---------      ----------  -----------  -------------    -----------
  Net premiums and policyholder
  fees earned                    $ 7,424,224  $ 24,766,849  $  7,954,300   $         -    $ 40,145,373
  Net investment income              196,135       642,840     8,978,091        33,017       9,850,083
  Realized gains                       4,780        16,473       218,822             -         240,075
  Fee and other income                     -       450,000       411,583     2,290,071       3,151,654
                                  ----------    ----------   -----------   ------------    -----------
      Total revenues              7,625,139     25,876,162    17,562,796     2,323,088      53,387,185

  Policyholder benefits           4,488,845     17,586,363    10,436,383             -      32,511,591
  Increase in
  deferred acquisition costs      (447,347)       (54,503)   (1,755,767)             -      (2,257,617)
  Commissions and general
  expenses                        3,423,190     9,162,378     7,300,442      2,874,309      22,760,379
                                  ---------    ----------    ----------    ------------    -----------
     Total benefits, claims
     and other deductions         7,464,688    26,694,238    15,981,058      2,874,309      53,014,293

  Operating income (loss)
  before taxes                      160,451      (818,076)    1,581,738       (551,221)        372,892
  Federal income tax                 46,709      (238,149)      460,457              -         269,017
                                 ----------    ----------    ----------     -----------    -----------
  Net income (loss) available to
     common shareholders         $  113,742   $  (579,927)  $ 1,121,281     $ (551,221)    $   103,875
                                 ==========   ===========   ===========    ============    ===========

  ASSETS
  Cash and investments            4,830,823    11,622,047   125,318,018      2,910,372     144,681,260
  Deferred policy acquisition
  costs                           2,673,952       699,926    15,717,636              -      19,091,514
  Accrued investment income       1,538,662       982,583       354,253              -       2,875,498
  Goodwill                                -             -             -              -               -
  Present value of future
  profits                         3,529,529             -             -              -       3,529,529
  Due and unpaid premiums           406,207     1,253,677     1,052,137              -       2,712,021
  Reinsurance recoverable        26,528,972     6,463,932    27,845,385              -      60,838,289
  Other assets                            -             -             -      8,508,619       8,508,619
                                ===========    ==========   ===========     ===========   ============
      Total assets              $39,508,145   $21,022,165  $170,287,429     $11,418,991   $242,236,730
                                ===========    ==========   ===========    ============   ============




                                                         December 31, 1997
                                   Senior         Other
                                  Accident      Accident       Life       Non-insurance
                                  & Health      & Health     Insurance     Businesses          Total
                                  ---------    ----------   ----------    ------------      -----------
  Net premiums and policyholder
  fees earned                   $ 15,973,157  $ 13,168,808  $  8,572,401  $         -      $ 37,714,366
  Net investment income              610,850       304,091     9,043,727       63,990        10,022,658
  Realized gains                      31,536        17,193       511,318      569,474         1,132,520
  Fee and other income                     -             -       365,980    2,094,995         2,460,975
                                  ----------    ----------   -----------  ------------      -----------
      Total revenues              16,618,543    13,490,092    18,493,426    2,728,459        51,330,521

  Policyholder benefits           11,218,500     9,117,256    10,470,104            -        30,805,860
  Increase (decrease) in
  deferred acquisition costs     (1,703,473)      (67,833)    (1,174,366)           -        (2,945,672)
  Commissions and general
  expenses                        6,605,284     4,410,798      7,721,476    1,521,547        20,259,105
                                  ---------    ----------     -----------  -----------       ----------
      Total benefits, claims
      and other deductions      16,120,311     13,460,221     17,017,214    1,521,547        48,119,293

  Operating income before taxes    498,232         29,871      1,476,212    1,206,912         3,211,228
  Federal income tax               169,400         10,156        410,350      410,350         1,091,818
                                 ----------    ----------     -----------  -----------       ----------
  Net income before series C
  dividend                         328,832         19,715        974,300      796,562         2,119,409
  Series C dividend                      -              -              -      249,790           249,790
                                 ----------    ----------     -----------  -----------       ----------
  Net income available to
  common shareholders            $ 328,832      $  19,715     $  974,300   $  546,772       $ 1,869,619
                                 ==========    ==========     ===========  ===========      ===========

  ASSETS
  Cash and investments
                                  13,909,644   12,332,925    130,583,170    2,602,839       159,428,578
  Deferred policy acquisition
  costs                           4,376,593       735,071     15,720,396                     20,832,060
  Accrued investment income         271,637       101,872      2,962,678       21,437         3,357,624
  Goodwill                        3,875,662       632,934              -            -         4,508,596
  Present value of future
  profits                          640,904        640,904              -            -         1,281,807
  Due and unpaid premiums          255,607        126,786        165,878            -           548,271
  Reinsurance recoverable       27,851,574      8,375,214     40,349,252            -        76,576,040
  Other assets                           -              -              -    6,042,360         6,042,360
                                ==========     ==========    ===========  ===========      ============
      Total assets             $51,181,621    $22,945,706   $189,781,374  $ 8,666,636     $ 272,575,336
                               ===========     ==========    ===========  ===========      ============



                                                     December 31, 1998

                                    Senior         Other
                                   Accident       Accident       Life        Non-insurance
                                  & Health       & Health      Insurance       Businesses        Total
                                 ----------     ----------    -----------     ------------    -----------
  Net premiums and policyholder
  fees earned                   $23,856,580    $ 9,637,090   $ 9,002,394       $         -   $ 42,496,064
  Net investment income             682,736        633,746     9,231,653            23,216     10,721,351
  Realized gains                     16,281         15,667       220,146                 -        255,671
  Other income                            -              -       364,623         2,251,397      2,616,020
                                -----------     ----------   -----------       ------------   -----------
      Total revenues              24,555,597    10,286,503    18,818,816         2,274,613     56,089,105

  Policyholder benefits           18,255,546     6,962,521    12,816,603                 -     38,234,670
  Increase (decrease) in
  deferred acquisition costs      (2,883,858)     (367,988)     (277,675)                -     (2,945,672)
  Commissions and general
  expenses                         7,409,242     3,640,553     5,132,793         1,269,778     17,684,697
                                  ----------      ---------   -----------       ------------   -----------
     Total benefits, claims
     and other deductions         22,980,930    10,235,086    17,671,721         1,269,778     53,014,293

  Operating income before taxes    1,574,667       (51,417)    1,300,672         1,004,835      3,931,591
  Federal income tax                 530,269       (17,315)      438,001           338,378      1,323,963
                                   ----------     ----------   -----------      ------------    ----------
  Net income before series C
  dividend                         1,044,398       (34,102)      862,671           666,457      2,607,628
 Series C dividend                       -              -            -             433,424        433,424
                                  ----------      ----------   -----------      ------------    ----------
  Net income available to
  common shareholders            $ 1,044,398     $ (34,102)   $  862,671        $  233,033    $ 2,174,204


  ASSETS
  Cash and investments           $10,677,277    $ 9,836,378   $141,177,535      $ 2,982,537  $ 164,673,727
  Deferred policy acquisition
  costs                            7,138,963      1,224,547     15,919,261                -     24,282,771
  Accrued investment income          340,854         93,650      3,096,407            7,662      3,538,573
  Goodwill                         3,742,748        611,836              -                -      4,354,584
  Present value of future
  profits                            992,788        576,813              -                -      1,569,601
  Due and unpaid premiums            200,418        172,928        152,563                -        525,909
  Reinsurance recoverable         33,166,226      8,432,300     35,795,127                -     77,393,653
  Other assets                             -              -              -        6,963,476      6,963,476
                                ============     ==========    ===========       ============  ===========
      Total assets              $ 56,259,274   $ 20,948,452   $196,140,893      $ 9,953,675   $283,302,294
                                ============     ==========   ============       ============ ============


          Schedule II - Condensed Financial Information of Registrant

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                               (Parent Company)
                           CONDENSED BALANCE SHEETS
                          December 31, 1997 and 1998


                                                  1997         1998
                                             ------------  ------------
   ASSETS

   Cash and cash equivalents                 $    969,878  $  1,794,470
   Investments in subsidiaries at equity       38,069,090    47,824,471
   Note receivable from American Pioneer        1,000,000     1,000,000
   Due from subsidiary                            259,848       368,093
   Deferred tax asset                             983,540     1,327,899
   Other assets                                   304,965       797,637
                                             ------------   -----------
   Total assets                                41,587,321    53,112,570
                                             ============   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES

   Loan Payable                                 3,500,000     4,750,000
   Note Payable to American Progressive         5,925,000     7,900,000
   Due to subsidiary                              949,099     3,863,313
   Amounts payable and other liabilities           89,054       180,172
                                              -----------   -----------
   Total liabilities                           10,463,153    16,693,485
                                               -----------  -----------
   Series C Preferred Stock                     5,168,000     5,168,000
                                              -----------   -----------
  Redemption accrual on Series C
  Preferred Stock                                 249,790       683,214
                                              -----------   -----------
  Series D Preferred Stock                              -     2,250,000
                                              -----------   -----------
  Total stockholders' equity                   25,706,378    28,317,871
                                              -----------   -----------
  Total liabilities and stockholders'
  equity                                      $41,587,321   $53,112,570
                                              ===========   ===========



                See notes to consolidated financial statements.

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                               (Parent Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Years Ended December 31, 1998


                                              1996        1997       1998
                                            ----------  ---------  ----------
REVENUES:

Net investment income                       $      75   $  73,397  $   98,216
Other income                                        -           -      37,500
Dividends received from American
Pioneer                                             -     425,000          -
                                            ----------  ---------  ----------
Total revenues                                     75     498,397     135,716
                                            ----------  ---------  ----------
EXPENSES:

Selling, general and
administrative expenses                       301,235     501,998   1,661,575
                                            ----------  ---------  ----------
Total expenses                                301,235     501,998   1,661,575
                                            ----------  ---------  ----------

Operating loss before provision
  for federal income taxes and
  equity income                             (301,160)     (3,601)  (1,525,859)
Federal income taxes (benefit)                     -    (119,099)    (344,360)
                                           ----------   ---------   ----------
Net income (loss) before equity
income                                      (301,160)     115,498  (1,181,499)

Equity in undistributed income               405,035    2,003,911   3,789,127
                                           ----------   ---------  ----------
Net income                                   103,875    2,119,409   2,607,628


Redemption accrual on Series C Preferred
Stock                                               -     249,790     433,424
                                           ----------   ---------   ---------
Net income applicable to common
shareholders                                 $103,875  $1,869,619  $2,174,204
                                           ==========  ==========  ==========


                See notes to consolidated financial statements.









                                                        Schedule II, Continued

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                               (Parent Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                  For the Three Years Ended December 31, 1998


                                                  1996         1997         1998
                                               -----------  -----------  -----------
Cash flows from operating activities:
Net income                                         103,875    2,119,409  $2,607,628

Adjustments to reconcile net income to net
  cash used by operating activities:
  Amortization and depreciation, net                     -            -          -
  Increase in investment in subsidiaries          (392,557)  (1,729,891) (5,805,378)
  Change in amounts due to/from subsidiaries       176,160      185,535   2,914,214
  Change in other assets and liabilities           (32,860)    (205,395)   (837,909)
                                                -----------  ----------- -----------

Net cash (used by) provided from operating
activities                                       (145,382)     369,658   (1,121,445)
                                                -----------  ----------- -----------

Cash flows from investing activities:
Cost of note receivable from American Pioneer           -    (1,000,000)         -
Purchase of American Pioneer                            -   (11,850,000) (3,950,000)
                                                -----------  ----------- -----------
Net cash used by investing activities                   -   (12,850,000) (3,950,000)
                                               -----------  ----------- -----------

Cash flows from financing activities:
Net proceeds from issuance of common stock         202,263      274,020     421,037

Proceeds from the issuance of Series C
Preferred Stock                                         -     4,838,356          -
Proceeds from the issuance of Series D
Preferred Stock                                         -            -    2,250,000
Increase in note payable to American
Progressive                                             -    5,925,000    1,975,000
Increase in loan payable                                -    3,500,000    1,250,000
Change in short-term debt                               -     (800,000)          -
                                               -----------  ----------- -----------

 Net cash provided from financing activities       202,263   13,373,376   5,896,037
                                               -----------  ----------- -----------

 Net increase in cash and cash equivalents          56,881      893,034     824,592

 Cash and cash equivalents:
 At beginning of year                               19,963       76,844     969,878
                                               -----------  ----------- -----------
 At end of year                                 $   76,844    $ 969,878 $ 1,794,470
                                               ===========  =========== ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                     $   83,852    $  77,389    $306,578
                                               ===========  =========== ===========
   Income taxes                                 $       -     $      -     $     -
                                               ===========  =========== ===========


                See notes to consolidated financial statements

              Schedule III - Supplementary Insurance Information

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION



                                                 1996            1997             1998
                                             -------------  -------------   -------------

Deferred policy acquisition costs            $  19,091,514  $  20,832,060   $  24,282,771
                                             =============   =============  =============

Policyholder account balances                $ 134,538,954  $ 145,085,687   $ 154,886,059
                                             =============  =============  ==============

Policy and contract claims                   $  25,814,721  $  23,759,654   $  26,629,587
                                             =============  =============  ==============

Premiums and policyholders fees
earned                                       $  40,145,373  $  37,714,366   $  42,496,064
                                             =============  =============  ==============

Net investment income                        $   9,850,083  $  10,022,658   $  10,721,351
                                             =============  =============  ==============

Interest credited to policyholders           $   6,614,176  $   6,645,716   $   7,240,241
                                             =============  =============  ==============

Claims and other benefits and
Change in future policy benefits             $  25,897,415  $  24,160,144   $  30,994,429
                                             =============  =============  ==============

Increase in deferred acquisition costs       $   2,257,617  $   2,945,672   $   3,529,521
                                             =============  =============  ==============

Commissions and other operating costs and
expenses                                     $  22,760,319  $  20,147,286   $  17,452,366
                                             =============  =============  ==============