Form 10-K/A
period 1998-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1999-04-05
CIK 709878

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

         Universal American Financial Corp. Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

         Simultaneously with the execution of the Penn Union Purchase Agreement, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), whereby Capital Z has agreed to purchase up to 26,031,746 shares of Universal common stock for a purchase price of up to $82.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. Pursuant to terms of the UA Purchase Agreement, the number of shares of Universal common stock and the aggregate purchase price to be paid by Capital Z will be reduced based upon the aggregate number of shares of Universal common stock purchased by certain members of management and agents of Universal, but in no event will it be less than 19,841,270 shares. Thus, as a result of the closing of the transactions contemplated by the UA Purchase Agreement, Capital Z will acquire a controlling interest in Universal. Specifically, if Capital Z purchases the minimum number of shares under the UA Purchase Agreement, it will acquire 45.6% of the then outstanding shares of Universal common stock on a fully diluted basis, and if Capital Z purchases the maximum number of shares, it will acquire 59.8% of the then outstanding shares of Universal common stock on a fully diluted basis. The UA Purchase Agreement is subject to (i) regulatory approvals in the states in which Universal's insurance subsidiaries are domiciled, (ii) shareholder approval and (iii) consummation of the Penn Union Transaction (see above).

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

         Robert F. Wright, a director of the Company, is a shareholder and President of Robert F. Wright Associates, Inc. of New York City, which was paid $50,486 on account of its services as Chairman of the Audit Committee, as well as reimbursement for disbursements made on behalf of the Company.

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

                                                                      Year ended December 31,
                                             ---------------------------------------------------------------------------

                                                 1994            1995         1996 (4)       1997 (5)          1998
                                             -------------   -------------  -------------  -------------   -------------
                                                             (In thousands, except for per share data)
Income Statement Data:

Direct premium and policyholder fees            $  40,652       $  46,145      $  55,287       $ 99,339        $131,044
Reinsurance premium assumed                        13,564           8,866         10,522            998             998
Reinsurance premium ceded                         (13,892)        (18,200)       (25,664)       (62,623)        (89,546)
                                             -------------   -------------  -------------  -------------   -------------
Net premium and other policyholder fees            40,324          36,811         40,145         37,714          42,496

Net investment income                               9,239           8,945          9,850         10,023          10,721
Realized gains                                         42             674            240          1,133             256
Fee income                                          4,126           3,137          2,872          2,368           2,553
Other income                                          219             244            280             93              63
Total revenues                                     53,950          49,811         53,387         51,331          56,089
Total benefits, claims and
other deductions                                   51,712          47,161         53,014         48,119          52,157
Net income after taxes                              2,228           2,642            104          2,119           3,932
Net income applicable to
common shareholders (1)                             3,173           2,642            104          1,870           2,174
Earnings per share:
Basic                                                0.59            0.42           0.01           0.26            0.29
Diluted                                              0.37            0.25           0.01           0.18            0.20

                                                                           December 31,
                                             --------------------------------------------------------------------------
Balance Sheet Data:                             1994             1995            1996          1997           1998
                                             ------------     -----------     -----------   ------------   ------------
                                                         (In thousands, except for per share data)

Total cash and investments                      $125,487        $135,603        $144,681      $ 159,429      $ 164,674
Total assets                                     164,862         182,994         242,237        272,575        283,302
Policyholder account balances                    108,777         118,609         134,539        145,085        154,886
Series C Preferred Stock                               -               -               -          5,168          5,168
Series D Preferred Stock                               -               -               -              -          2,250
Series B Preferred Stock                           4,000           4,000           4,000          4,000          4,000
Stockholders' equity                              15,321          24,114          22,079         25,706         28,318
Stockholders' equity per share of
Common Stock :
   Basic (2)                                        1.83            2.89            2.53           2.96           3.18
   Diluted (3)                                      1.66            2.30            2.12           2.39           2.59

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

                                                             Ernst & Young LLP
New York, New York
March 30, 1999

                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and 1998

ASSETS                                                          1997           1998
                                                            -------------  -------------
Investments (Notes 2c and 5)
Fixed maturities available for sale, at fair value
  (amortized cost $121,119,346 and $132,227,114,
   respectively)                                            $123,585,708   $134,797,634
Equity securities, at fair value (cost $987,095 and
$1,063,186, respectively)                                        945,116      1,019,780
Policy loans                                                   7,185,014      7,276,163
Property tax liens                                               136,713         30,696
Mortgage loans                                                 2,562,008      4,456,516
                                                            -------------  -------------
    Total investments                                        134,414,559    147,580,789

Cash and cash equivalents                                     25,014,019     17,092,938
Accrued investment income                                      3,357,624      3,538,573
Deferred policy acquisition costs (Note 2d)                   20,832,060     24,282,771
Amounts due from reinsurers (Note 11)                         76,576,040     77,393,653
Due and unpaid premiums                                          548,271        525,909
Deferred income tax asset (Note 6)                               105,413              -
Goodwill                                                       4,508,596      4,354,584
Present value of future profits                                1,281,807      1,569,601
Other assets                                                   5,936,947      6,963,481
                                                            -------------  -------------
    Total assets                                             272,575,336    283,302,299
                                                            =============  =============

LIABILITIES, Series C Preferred Stock, Redemption accrual on Series C Preferred Stock, Series D Preferred
Stock AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2e)                      145,085,687    154,886,059
Reserves for future policy benefits                           38,327,612     47,442,966
Policy and contract claims - life                              1,167,213      2,297,446
Policy and contract claims - health                           22,592,441     24,332,141
Loan payable (Note 12)                                         3,500,000      4,750,000
Amounts due to reinsurers                                     17,769,695      1,810,696
Deferred revenues                                                264,745        201,389
Deferred income tax liability (Note 6)                                 -      1,218,547
Other liabilities                                             12,743,775      9,943,970
                                                           -------------  -------------
    Total liabilities                                        241,451,168    246,883,214
                                                           -------------  -------------

Series C Preferred Stock (Issued and outstanding 51,680)
(Note 7)                                                       5,168,000      5,168,000
                                                           -------------  -------------
Redemption accrual on Series C Preferred Stock                  249,790         683,214
                                                           -------------  -------------
Series D Preferred Stock (Issued and outstanding 22,500)
(Note 8)                                                               -      2,250,000
                                                           --------------  ------------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (Note 9)
Series B Preferred Stock (Issued and outstanding 400)          4,000,000      4,000,000
Common stock (Authorized, 20,000,000 issued
  and outstanding 7,325,860 and 7,638,057, respectively)          73,259         76,381
Common stock warrants (Authorized, issued and
outstanding 668,481 and      658,231, respectively)                    -              -
Additional paid-in capital                                    15,992,497     16,410,412
Accumulated other comprehensive income                           841,620        857,872
Retained earnings                                              4,799,002      6,973,206
                                                            -------------  -------------
    Total stockholders' equity                                25,706,378     28,317,871
                                                            -------------  -------------
    Total liabilities, Series C Preferred Stock,
  Redemption accrual on Series C Preferred Stock,
  Series D Preferred Stock and stockholders' equity         $272,575,336   $283,302,299
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

                    UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Years Ended December 31, 1998



                                                 1996         1997         1998
                                              ------------ ------------ ------------
Cash flows from operating activities:
Net income                                     $ 103,875    $2,119,409   $2,607,628
Adjustments to reconcile net income to net
cash used by operating activities:
Deferred income taxes                             269,017    1,091,818    1,323,963
Change in reserves for future policy
benefits                                        3,526,269   (3,997,414)   6,927,945
Change in policy and contract claims              677,167   (2,713,062)    (270,067)
Change in deferred policy acquisition costs    (2,257,617)  (2,945,673)  (3,529,521)
Change in deferred revenue                       (280,336)     (93,212)     (63,356)
Amortization of present value of future
profits                                                 -            -      174,400
Amortization of goodwill                                -      111,819      154,012
Change in policy loans                           (746,103)    (589,250)     (91,149)
Change in accrued investment income              (427,870)    (368,951)    (180,949)
Change in reinsurance balances                (11,773,467)  (4,963,108)  (5,320,077)
Change in due and unpaid premium                  114,812    2,269,874       22,362
Realized gains on investments                    (240,075)  (1,132,521)    (255,671)
Other, net                                      1,125,463    4,336,972   (1,873,773)
                                              ------------ ------------ ------------
Net cash used by operating activities          (9,908,865)  (6,873,299)    (374,253)
                                              ------------ ------------ ------------

Cash flows from investing activities:
Proceeds from sale of fixed maturities
available for sale                             18,329,599   35,962,815   26,887,431
Proceeds from redemption of fixed
maturities available for sale                  25,436,976    9,029,804    7,941,450
Cost of fixed maturities purchased
available for sale                            (48,466,456) (37,932,859  (45,886,182)
Change in amounts held in trust for
reinsurer                                               -   (5,154,802)  (5,182,289)
Proceeds from sale of equity securities           506,250      337,022      511,678
Cost of equity securities purchased              (501,250)    (689,802)    (591,280)
Change in other invested assets                   269,702   (1,367,882)    (107,532)
Proceeds from sale of subsidiary, net of
cash held                                               -    2,020,496            -
Purchase of business, net of cash acquired      1,685,010   (4,080,033)  (2,562,824)
                                              ------------ ------------ ------------
Net cash used by investing activities          (2,740,169)  (1,875,241) (18,989,548)
                                              ------------ ------------ ------------

Cash flows from financing activities:
Net proceeds from issuance of common stock        202,263      274,020      421,037
Proceeds from the issuance of Series C
Preferred Stock                                         -    4,838,356            -
Proceeds from the issuance of Series D
Preferred Stock                                         -            -    2,250,000


Increase in policyholder account balances      15,930,118   10,546,733    7,521,683
Change in short-term debt                               -     (800,000)           -
Increase in loan payable                                -    3,500,000    1,850,000
Principle repayment on loan payable                     -            -     (600,000)
Change in notes payable                          (369,698)           -            -
                                              ------------ ------------ ------------
Net cash provided from financing activities    15,762,683   18,359,109   11,442,720
                                              ------------ ------------ ------------
Net (decrease) increase in cash and cash
equivalents                                     3,113,649    9,610,569   (7,921,081)
                                              ------------ ------------ ------------
Cash and cash equivalent at beginning of
year                                           12,289,801   15,403,450   25,014,019
                                              ------------ ------------ ------------
Cash and cash equivalent at end of year       $15,403,450  $25,014,019  $17,092,938
                                              ============ ============ ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                     $   83,852  $   77,389   $   306,578
                                              ============  ===========  ===========

  Income taxes                                 $       -   $   62,000   $         -
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

            Activity  in  the  accident  &  health  policy  and  contract  claim liability is as follows:

                                               1996         1997       1998
                                            -----------  ---------- -----------

               Balance at beginning of
               year                       $ 8,681,136  $24,628,019 $ 22,592,441
               Less reinsurance
               recoverables               (2,650,646)  (15,269,309) (17,033,804)
                                            -----------  ---------- -----------

               Net balance at beginning
               of year                     6,030,490     9,358,710    5,558,637
                                            -----------  ---------- -----------

               Balance acquired with
               First National               3,374,535             -          -
               Balance acquired with
               American Exchange                    -       551,126          -
               Balance acquired with
               Dallas General                       -             -     785,000

               Incurred related to:
                   Current year            23,029,175    19,363,347  18,043,448
                   Prior years             (2,511,056)   (2,424,332)   (782,037)
                                           -----------   ----------  -----------
               Total incurred              20,518,119    16,939,015  17,261,411
                                           -----------   ----------  -----------

               Paid related to:

                   Current year              15,671,699   14,405,575 13,673,436
                    Prior years               4,892,735    6,884,639  4,675,761
                                            -----------  ---------- -----------
                    Total paid               20,564,434   21,290,214 18,349,197
                                            -----------  ---------- -----------

               Net balance at end of year     9,358,710    5,558,637  5,255,851
               Plus reinsurance
               recoverables                  15,269,309   17,033,804 19,076,290
                                            -----------  ---------- -----------

               Balance at end of year      $ 24,628,019  $22,592,441 $24,332,141
                                            ===========  =========== ===========

      g. Deferred Revenue: The Company entered into a 90% quota share reinsurance agreement with an unaffiliated reinsurer on certain  life  insurance policies in force as of June 30, 1993.
            The Company ceded $3.7 million of life insurance reserves and received $1.7 million as a ceding commission, which was recorded as deferred revenue. The deferred revenue amount is being amortized into income over the expected life of the underlying policies
            reinsured.   The  Company  amortized   $122,433,   $93,212  and
            $63,356 of deferred revenue during 1996, 1997 and 1998,respectively.

            The Company entered into a 75% quota share reinsurance agreement with an unaffiliated reinsurer on the $60,000 retention of certain individual accident & health insurance policies in force as of June 30, 1995. The Company received $0.9 million as a ceding commission, $0.6 million of which was offset by the amortization of the deferred acquisition cost asset related to this business. The remaining $0.2 million was recorded as deferred revenue and $0.2 million was recognized as income during 1996. The agreement was canceled effective December 31, 1996.

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
                                           ==========   ============   =========


      k.    Comprehensive  Income:  As of January 1, 1998,  the Company adopted
            Statement    130,"Reporting Comprehensive Income". Statement 130
            establishes   new  rules  for the  reporting and display of
            comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or share-holders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

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

      American Exchange Life Insurance Company

      On December 4, 1997, the Company, through its wholly owned subsidiary, American Pioneer, acquired 100% of the outstanding common stock of American
Exchange for $6.6 million in cash, which acquisition was approved by both the Texas and Florida Departments of Insurance. This acquisition was accounted for using the purchase method. American Exchange, which is licensed in Texas and two other states, had annual premium in force in excess of $16.6 million, primarily in Medicare Supplement and other limited benefit accident & health products and had 19,800 policies in force and 1,000 insurance agents, all based in Texas.

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
                                              =========== ============

      In 1997, a deferred tax liability related to the present value of future profits recorded as a result acquisition of American Exchange was established and amounted to $0.4 million. In 1996, a deferred tax asset related to the tax liabilities assumed in excess of tax assets received in the acquisition of certain business from First National was established and amounted to $0.3 million.

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

      In connection with the determination by the New York Superintendent of Insurance (the "Superintendent") that Wand is not a controlling shareholder of the Company, within the meaning of the New York Insurance Law, certain commit-ments were made to the Superintendent. These commitments included a commit-ment by Wand, Wand's general partner and Wand's general partner's shareholders that, as long as Wand owns 10% or more of the voting power of Universal's out-standingstock, Wand will not acquire any additional shares of Universal, except by exercise of its conversion rights, and will not attempt to obtain or exercise control of Universal, without the consent of the Superintendent. Universal, American Progressive, BALP, BALP's general partner and certain limited partners, and the shareholders of BALP's general partner also entered into commitments, including commitments that, as long as Wand owns 10% or more of the voting power of Universal's outstanding shares, the size of Universal's Board would not be reduced below ten directors and that no transaction between Universal or American Progressive, on the one hand, and Wand or its partners of controlling parties, on the other hand, would be entered without the approval of the Superintendent, except for the shareholders agreement and the financial advisory agreement referred to herein.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                      1996           1997          1998
                                  -------------  -------------  ------------
Net Income                         $   103,875      2,119,409     2,607,628
Less:  Pro forma estimated fair
       value options granted           156,756        234,664       525,809
                                  -------------  -------------  ------------
Pro forma net income (loss)        $  (52,881)      1,884,745     2,081,819
                                  =============  =============  ============
Pro forma diluted earnings per
share                              $    (0.01)     $     0.16    $     0.16
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
                                   ===========    ==========    ============    ============

     During the fourth quarter of 1996, the Company accrued $0.3 million for its
restructuring (see  Note  3) and  $0.5 million for  its  withdrawal   from  its
participation in the National Accident Insurance Underwriters accident pool as of December 31, 1996. Offsetting these amounts was the amount received by the Company on the sale of its New York State DBL business, which amounted to $0.2 million, net of additional reserves established.

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

Financial data by segment for the three years ended December 31, 1998 is as follows:

                                                        December 31, 1996
                                   Senior          Other
                                  Accident        Accident      Life       Non-insurance
                                  & Health        & Health    Insurance     Businesses       Total
                                  ---------      ----------  -----------  -------------    -----------
  Net premiums and policyholder
  fees earned                    $ 7,424,224  $ 24,766,849  $  7,954,300   $         -    $ 40,145,373
  Net investment income              196,135       642,840     8,978,091        33,017       9,850,083
  Realized gains                       4,780        16,473       218,822             -         240,075
  Fee and other income                     -       450,000       411,583     2,290,071       3,151,654
                                  ----------    ----------   -----------   ------------    -----------
      Total revenues              7,625,139     25,876,162    17,562,796     2,323,088      53,387,185

  Policyholder benefits           4,488,845     17,586,363    10,436,383             -      32,511,591
  Increase in
  deferred acquisition costs      (447,347)       (54,503)   (1,755,767)             -      (2,257,617)
  Commissions and general
  expenses                        3,423,190     9,162,378     7,300,442      2,874,309      22,760,319
                                  ---------    ----------    ----------    ------------    -----------
     Total benefits, claims
     and other deductions         7,464,688    26,694,238    15,981,058      2,874,309      53,014,293

  Operating income (loss)
  before taxes                      160,451      (818,076)    1,581,738       (551,221)        372,892
  Federal income tax                 46,709      (238,149)      460,457              -         269,017
                                 ----------    ----------    ----------     -----------    -----------
  Net income (loss) available to
     common shareholders         $  113,742   $  (579,927)  $ 1,121,281     $ (551,221)    $   103,875
                                 ==========   ===========   ===========    ============    ===========

  ASSETS
  Cash and investments            4,830,823    11,622,056   125,318,018      2,910,372     144,681,269
  Deferred policy acquisition
  costs                           2,673,952       699,926    15,717,636              -      19,091,514
  Accrued investment income       1,538,661       982,583       354,253              -       2,875,497
  Goodwill                                -             -             -              -               -
  Present value of future
  profits                         3,529,529             -             -              -       3,529,529
  Due and unpaid premiums           406,207     1,253,677     1,052,137              -       2,712,021
  Reinsurance recoverable        26,528,972     6,463,932    27,845,385              -      60,838,289
  Other assets                            -             -             -      8,508,619       8,508,619
                                ===========    ==========   ===========     ===========   ============
      Total assets              $39,508,144   $21,022,174  $170,287,429     $11,418,991   $242,236,738
                                ===========    ==========   ===========    ============   ============




                                                         December 31, 1997
                                   Senior         Other
                                  Accident      Accident       Life       Non-insurance
                                  & Health      & Health     Insurance     Businesses         Total
                                  ---------    ----------   ----------    ------------     -----------
  Net premiums and policyholder
  fees earned                   $ 15,973,157  $ 13,168,808  $  8,572,401  $         -     $ 37,714,366
  Net investment income              610,850       304,091     9,043,727       63,990       10,022,658
  Realized gains                      34,536        17,193       511,318      569,474        1,132,521
  Fee and other income                     -             -       365,980    2,094,995        2,460,975
                                  ----------    ----------   -----------  ------------     -----------
      Total revenues              16,618,543    13,490,092    18,493,426    2,728,459       51,330,520

  Policyholder benefits           11,218,500     9,117,256    10,470,104            -       30,805,860
  Increase in deferred
  acquisition costs               (1,703,473)      (67,833)   (1,174,366)           -       (2,945,672)
  Commissions and general
  expenses                         6,605,284     4,410,798     7,721,476    1,521,547       20,259,105
                                  ----------    ----------   -----------  -----------       ----------
      Total benefits, claims
      and other deductions        16,120,311    13,460,221    17,017,214    1,521,547       48,119,293

  Operating income before taxes      498,232        29,871     1,476,212    1,206,912        3,211,227
  Federal income tax                 169,399        10,156       501,913      410,350        1,091,818
                                  ----------    ----------   -----------  -----------       ----------
  Net income before Series C
  dividend                           328,833        19,715       974,299      796,562        2,119,409
  Series C dividend                      -              -              -      249,790          249,790
                                  ----------    ----------   -----------  -----------       ----------
  Net income available to
  common shareholders              $ 328,833     $  19,715    $  974,299   $  546,772      $ 1,869,619
                                  ==========    ==========   ===========  ===========       ===========

  ASSETS
  Cash and investments            13,909,644    12,332,925    130,583,170    2,602,839       159,428,578
  Deferred policy acquisition
  costs                            4,376,593       735,071     15,720,396                     20,832,060
  Accrued investment income          204,637       101,872      3,029,679       21,436         3,357,624
  Goodwill                         3,875,662       632,934              -            -         4,508,596
  Present value of future
  profits                            640,904       640,903              -            -         1,281,807
  Due and unpaid premiums            255,607       126,786        165,878            -           548,271
  Reinsurance recoverable         27,851,574     8,375,214     40,349,252            -        76,576,040
  Other assets                            -              -              -    6,042,360         6,042,360
                                  ==========    ==========    ===========  ===========      ============
      Total assets               $51,114,621   $22,945,705   $189,848,375  $ 8,666,635     $ 272,575,336
                                 ===========    ==========    ===========  ===========      ============



                                                     December 31, 1998

                                    Senior         Other
                                   Accident       Accident       Life        Non-insurance
                                  & Health       & Health      Insurance       Businesses        Total
                                 ----------     ----------    -----------     ------------    -----------
  Net premiums and policyholder
  fees earned                    $23,856,580   $ 9,637,090   $ 9,002,394       $         -   $ 42,496,064
  Net investment income              682,736       633,746     9,381,653            23,216     10,721,351
  Realized gains                      16,281        15,667       223,723                 -        255,671
  Fee and other income                    -             -        364,623         2,251,397      2,616,020
                                 -----------    ----------   -----------       ------------   -----------
      Total revenues              24,555,597    10,286,503    18,972,393         2,274,613     56,089,106

  Policyholder benefits           18,455,546     6,962,521    12,816,603                 -     38,234,670
  Increase in deferred
  acquisition costs               (2,883,858)     (367,988)     (277,675)                -     (3,529,521)
  Commissions and general
  expenses                         7,409,242     3,640,553     5,132,793         1,269,778     17,452,366
                                  ----------    ----------   -----------       ------------   -----------
     Total benefits, claims
     and other deductions         22,980,930    10,235,086    17,671,721         1,269,778     52,157,515

  Operating income before taxes    1,574,667        51,417     1,300,672         1,004,835      3,931,591
  Federal income tax                 530,269        17,315       438,001           338,378      1,323,963
                                   ----------   ----------   -----------      ------------     ----------
  Net income before Series C
  dividend                         1,044,398        34,102       862,671           666,457      2,607,628
  Series C dividend                      -              -            -             433,424        433,424
                                  ----------    ----------   -----------      ------------     ----------
  Net income available to
  common shareholders            $ 1,044,398      $ 34,102    $  862,671        $  233,033    $ 2,174,204


  ASSETS
  Cash and investments           $10,677,277    $ 9,836,378   $141,177,535      $ 2,982,537  $ 164,673,727
  Deferred policy acquisition
  costs                            7,138,963      1,224,547     15,919,261                -     24,282,771
  Accrued investment income          225,336        209,167      3,096,407            7,662      3,538,572
  Goodwill                         3,742,748        611,836              -                -      4,354,584
  Present value of future
  profits                            992,788        576,813              -                -      1,569,601
  Due and unpaid premiums            200,418        172,928        152,563                -        525,909
  Reinsurance recoverable         33,166,226      8,432,300     35,795,127                -     77,393,653
  Other assets                             -              -              -        6,963,482      6,963,482
                                ============     ==========    ===========       ==========    ===========
      Total assets              $ 56,143,756   $ 21,063,969   $196,140,893      $ 9,953,681   $283,302,299
                                ============     ==========    ===========       ==========    ===========


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
