Form 10-Q
period 1999-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1999-05-17
CIK 709878

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For The Period Ended March 31, 1999
                           Commission File #0-11321



                      UNIVERSAL AMERICAN FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


                       NEW YORK              11-2580136
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

                           Yes   X        No

      The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of April 30, 1999 were 9,957,060 and 657,031, respectively.

                      UNIVERSAL AMERICAN FINANCIAL CORP.
                                   FORM 10-Q

                                   CONTENTS




                                                                        Page No.


PART I - FINANCIAL INFORMATION


      Consolidated Balance Sheets at March 31, 1999 and December 31, 1998    3

      Consolidated Statements of Operations for the three months ended March 31, 1999
      and March 31, 1998                                                     4

      Consolidated Statements of Cash Flows for the three months ended March 31, 1999
      and March 31, 1998                                                     5

      Notes to Consolidated Financial Statements                          6-13

      Management's  Discussion and Analysis of Financial Condition and Results
      of Operations                                                      14-21



PART II - OTHER INFORMATION                                                 22


      Signature                                                             22

             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


ASSETS                                                               March 31, 1999     Dec. 31, 1998
                                                                      --------------    -------------
                                                                       (unaudited)
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost $136,623,611 and $132,227,114, respectively)      $ 136,777,895     $ 134,797,634
  Equity securities, at fair value (cost $981,283 and
     $1,063,186, respectively)                                              876,609         1,019,780
  Policy loans                                                            7,353,133         7,276,163
  Property tax liens                                                         30,696            30,696
  Mortgage loans                                                          4,417,797         4,456,516
                                                                      -------------     -------------
    Total investments                                                   149,456,130       147,580,789

Cash and cash equivalents                                                 8,925,729        17,092,938
Accrued investment income                                                 3,707,145         3,538,573
Deferred policy acquisition costs                                        26,368,465        24,282,771
Amounts due from reinsurers                                              81,551,520        77,393,653
Due and unpaid premiums                                                     724,254           525,909
Goodwill                                                                  4,316,081         4,354,584
Present value of future profits                                           1,526,001         1,569,601
Other assets                                                              7,639,612         6,963,481
                                                                       -------------    -------------
    Total assets                                                        284,214,937       283,302,299
                                                                       =============    =============

LIABILITIES, Series C Preferred Stock, Series D Preferred Stock, Redemption accrual on Series C and Series D Preferred Stock AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                           156,195,547       154,886,059
Reserves for future policy benefits                                      46,795,895        47,442,966
Policy and contract claims - life                                         1,991,458         2,297,446
Policy and contract claims - health                                      25,097,224        24,332,141
Loan payable                                                              4,500,000         4,750,000
Amounts due to reinsurers                                                   677,606         1,810,696
Deferred revenues                                                           190,231           201,389
Deferred income tax liability                                             1,127,198         1,218,547
Other liabilities                                                         9,205,872         9,943,970
                                                                       -------------    -------------
    Total liabilities                                                   245,781,031       246,883,214
                                                                       -------------    -------------

Series C Preferred Stock (Issued and outstanding 51,680)                  5,168,000         5,168,000
                                                                       -------------    -------------
Redemption accrual on Series C Preferred Stock                              800,238           683,214
                                                                       -------------    -------------
Series D Preferred Stock (Issued and outstanding 40,000
and 22,500, respectively)                                                 4,000,000         2,250,000
                                                                       -------------    -------------
Redemption accrual on Series D Preferred Stock                               62,500                -
                                                                       -------------    -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series B Preferred Stock (Issued and outstanding 400)                     4,000,000         4,000,000
Common stock (Authorized, 20,000,000 issued
  and outstanding 7,774,064 and 7,638,057, respectively)                     77,741            76,381
Common stock warrants (Authorized, issued and
outstanding 657,031 and 658,231, respectively                                    -                 -
Additional paid-in capital                                               16,727,176        16,410,412
Accumulated other comprehensive income                                       65,238           857,872
Retained earnings                                                         7,533,013         6,973,206
                                                                       -------------    -------------
    Total stockholders' equity                                           28,403,168        28,317,871
                                                                       -------------    -------------
    Total liabilities, Series C Preferred Stock, Series
    D Preferred Stock, Redemption accrual on Series C and
    Series D  Preferred Stock and stockholders' equity                $ 284,214,937     $ 283,302,299
                                                                      ==============    =============

                       See notes to unaudited consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                         Three Months Ended March 31,
                                                                           1999              1998
                                                                       -----------        -----------
Revenues:
    Gross premium and policyholder fees earned                       $  32,065,891        $31,405,191
    Reinsurance premiums assumed                                           249,718            203,508
    Reinsurance premiums ceded                                         (21,891,240)       (21,124,418)
                                                                       ------------       -----------
      Net premium and policyholder fees earned                          10,424,369         10,484,281

    Net investment income                                                2,798,928          2,708,238
    Net realized gains/(losses) on investments                              47,078            (26,563)
    Fee income                                                             568,090            632,921
    Amortization of deferred revenue                                        11,158             15,839
                                                                       ------------       -----------
      Total revenues                                                    13,849,623         13,814,716
                                                                       ------------       -----------

 Benefits, claims and expenses:
    Increase in future policy benefits                                     316,718            319,875
    Claims and other benefits                                            6,937,047          6,888,484
    Interest credited to policyholders                                   1,918,138          1,742,876
    Increase in deferred acquisition costs                                (856,245)          (486,035)
    Amortization of present value of future profits                         43,600             56,709
    Amortization of goodwill                                                38,503             38,503
    Commissions                                                          6,252,963          5,149,828
    Commission and expense allowances on reinsurance ceded              (7,413,729)        (5,881,505)
    Other operating costs and expenses                                   5,545,565          5,211,567
                                                                       ------------       -----------
      Total benefits, claims and other deductions                       12,782,560         13,040,302
                                                                       ------------       -----------

 Operating income before taxes                                           1,067,063            774,414
 Federal income tax expense                                                356,426            241,361
                                                                       ------------       -----------
 Net income                                                                710,637            533,053
 Redemption accrual on Series C and Series D Preferred Stock               179,524            108,356
                                                                       ============       ===========
  Net income applicable to common shareholders                         $   531,113        $   424,697
                                                                       ============       ===========

  Earnings per common share:

   Basic                                                                   $ 0.07              $ 0.06
                                                                       ============       ===========
   Diluted                                                                 $ 0.05               $0.04
                                                                       ============       ===========


                        See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                           1999                 1998
                                                                        ----------          ----------
Cash flows from operating activities:
Net income                                                             $  710,637             $533,053

Adjustments to reconcile net income to net cash
used by operating activities:
  Deferred income taxes                                                   356,428              241,361
  Change in reserves for future policy benefits                          (647,071)           2,411,454
  Change in policy and contract claims                                    459,095            1,241,688
  Change in deferred policy acquisition costs                            (856,245)            (486,035)
  Change in deferred revenue                                              (11,158)             (15,839)
  Amortization of present value of future profits                          43,600               56,709
  Amortization of goodwill                                                 38,503               38,503
  Change in policy loans                                                  (76,970)            (120,987)
  Change in accrued investment income                                    (168,572)            (511,816)
  Change in reinsurance balances                                       (4,305,924)          (6,017,415)
  Change in due and unpaid premium                                       (198,345)            (117,120)
  Realized (gains)/losses on investments                                  (47,078)              26,563
  Other, net                                                           (1,319,531)            (756,014)
                                                                       -----------           ---------
Net cash used in operating activities                                  (6,022,631)          (3,475,895)
                                                                       -----------          ----------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale             1,547,670              123,817
  Proceeds from redemption of fixed maturities available for sale       3,180,477            3,385,994
  Cost of fixed maturities purchased available for sale                (9,218,217)          (4,164,824)
  Change in amounts held in trust by reinsurer                           (282,773)          (1,184,489)
  Change in amounts held for reinsurer                                         -                    -
  Proceeds from sale of equity securities                                 205,800              192,260
  Cost of equity securities purchased                                    (104,106)            (180,638)
  Change in other invested assets                                          38,719             (327,236)
  Sale of business, net of cash held                                           -             1,457,733
                                                                       -----------           ---------
Net cash used in investing activities                                  (4,632,430)            (697,383)
                                                                       -----------           ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                              318,124              247,933

  Net proceeds from issuance of Series D Preferred Stock                1,812,500                   -
  Increase in policyholder account balances                             1,309,488            1,533,089

  Change in reinsurance balances on policyholder account balances        (702,260)            (588,429)
  Increase in loan payable                                                     -                    -
  Principal payment on notes payable                                     (250,000)            (175,000)
                                                                        ----------          ----------
Net cash provided by financing activities                               2,487,852            1,017,593
                                                                        ----------          ----------


Net decrease in cash and cash equivalents                              (8,167,209)          (3,155,685)
Cash and cash equivalents at beginning of period                       17,092,938           25,014,019
                                                                       -----------          ----------
Cash and cash equivalents at end of period                            $ 8,925,729          $21,858,334
                                                                       ===========          ==========

Supplemental cash flow information:
  Cash paid during the period for interest                              $  92,934             $87,358
                                                                        ==========          ==========
  Cash paid during the period for income taxes                          $  25,000           $      -
                                                                        ==========          ==========


                      See notes to unaudited consolidated financial statements

                                      22
             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

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

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from previous accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance and was implemented by the Company starting in the December, 1998 financial statements. The financial information reported includes segment profit and loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets, and major customers. The adoption of Statement 131 does not affect results of operations or financial position.

2.    COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                         For the Three Months
                                           Ended March 31,
                                       -------------------------
                                          1999          1998
                                       -----------   -----------

      Net income                       $ 710,637      $ 533,053
      Unrealized gain/(loss) on         (792,634)       124,232
      securities                       -----------    ----------

      Comprehensive income/(loss)      $ (81,997)     $ 657,285
                                       ===========   ===========



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

      The Penn Union Purchase Agreement calls for a purchase price of $175 million with $136 million in cash and $39 million in seller financing. In addition, the Company will incur approximately $12 million in transaction costs associated with this transaction. The Company will finance the cash portion of the acquisition with the $82 million of proceeds generated from the UA Purchase Agreement discussed above and from the execution of a $80 million credit facility that consists of a $70 million term loan and a $10 million revolving loan facility.

      The Penn Union Purchase Agreement is subject to approval by the insurance regulators of the jurisdictions in which the acquired companies are domiciled. Management expects this transaction to close in the second quarter of 1999, although no assurances can be given that it will occur. Based on financial information as of December 31, 1998, the assets and liabilities to be acquired in connection with the Penn Union Transaction are approximately $844 million and $669 million, respectively.

4.    Federal Income Taxes

      The Company files a consolidated return for Federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated Federal income tax return.

5.    Earnings Per Share

      Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended March 31, 1999 and 1998 is as follows:

                                             For the Three Months Ended
                                                  March 31, 1999
                                        -------------------------------------
                                          Income        Shares      Per Share
                                        (Numerator)   (Denominator)  Amount
                                        -----------   -----------   ---------
Net income                              $ 710,637
Less: Redemption accrual on Series C
  and Series D Preferred  Stock          (179,524)
                                        -----------
Basic EPS
Net income applicable to common
shareholders                              531,113      7,706,061      $ 0.07
                                                                     ========
Effect of Dilutive Securities
Series B Preferred Stock                               1,777,777
Series C Preferred Stock                  179,524      2,176,000
Series D Preferred Stock                               1,123,457
Non-registered warrants                                2,015,760
Registered warrants                                      657,031
Incentive stock options                                  374,250
Director stock options                                    23,000
Agents and others stock options                           72,785
Treasury stock purchased from
  proceeds of Options and warrants                    (1,071,636)
                                        -----------   -----------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions $ 710,637     14,854,485      $ 0.05
                                        ===========   ===========    ========



                                              For the Three Months Ended
                                                      March 31, 1998
                                        -------------------------------------
                                          Income        Shares      Per Share
                                        (Numerator)   (Denominator)  Amount
                                        -----------   ------------- ---------
Net income                               $533,053
Less: Redemption accrual on Series C
Preferred Stock                          (108,356)
                                        -----------
Basic EPS
Net income applicable to common
shareholders                              424,697      7,417,957      $ 0.06
                                                                    =========
Effect of Dilutive Securities
Series B Preferred Stock                               1,777,777
Series C Preferred Stock                  108,356      2,176,001
Non-registered warrants                                2,015,760
Registered warrants                                      668,481
Incentive stock options                                  296,000
Director stock option                                     16,000
Treasury stock purchased from
  proceeds of options and warrants                    (1,211,574)
                                        -----------   -----------
Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions  $533,053     13,156,402      $ 0.04
                                        ===========   ===========   =========

6.    Investments

      As of March 31, 1999 and December 31, 1998, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                March 31, 1999
                            ---------------------------------------------------
                                             Gross        Gross
                            Amortized      Unrealized    Unrealized    Fair
Classification                Cost           Gains        Losses      Value
------------------------   ------------    ------------  -----------  --------
US Treasury securities
  and obligations of
  US government         $   5,751,777   $  133,051     $ (31,153)    $5,853,675
Foreign government
  debt securities             399,863        8,077             -        407,940
Corporate debt
  securities               67,066,345      969,352      (962,722)    67,072,975
Mortgage-backed
  securities               63,405,626      878,005      (840,326)    63,443,305
                         -------------  -----------   -----------  ------------
                        $ 136,623,611   $1,988,485   $(1,834,201)  $136,777,895
                         =============  ===========   ===========  ============



                                             December 31, 1998
                            ---------------------------------------------------
                                               Gross        Gross
                              Amortized     Unrealized    Unrealized     Fair
Classification                   Cost          Gains        Losses       Value
------------------------    -------------- -------------- ----------- ---------
US Treasury securities
  and obligations of
  US government         $  6,444,302     $  181,694   $  (28,440)  $  6,597,556
Corporate debt
securities                63,502,687      1,680,539     (472,027)    64,711,199
Mortgage-backed
securities                62,280,125      1,821,084     (612,330)    63,488,879
                        ------------    -----------   -----------  ------------
                        $132,227,114     $3,683,317  $(1,112,797)  $134,797,634
                        ============    ===========  ============  ============

      The amortized cost and fair value of fixed maturities at March 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized        Fair
                                                Cost           Value
                                           ------------    ------------

      Due in 1 year or less                 $ 2,578,523     $ 2,598,941
      Due after 1 year through 5 years       27,970,700      28,304,024
      Due after 5 years through 10 years     20,942,662      20,648,729
      Due after 10 years                     19,319,234      19,329,105
      Mortgage-backed securities             65,812,492      65,897,096
                                           ------------    ------------
                                           $136,623,611    $136,777,895
                                           ============    ============

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

      Under the terms of the Series C Preferred Stock, the Company had the right to require conversion of the Series C Preferred Stock into the Company's common stock at a conversion price of $2.375 per common share if the average reported bid price of its common stock for any 60 day period in which such bid prices are reported exceeded $3.45 per common share. This condition was satisfied on March 5, 1999. On March 11, 1999 the Company gave notice of the conversion of the Series C Preferred Stock, and all of the 51,680 outstanding shares of Series C Preferred Stock were converted to 2,175,986 shares of common stock on April 1, 1999.

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

      This stockholders' agreement will be superceded by a new agreement upon the closing of the Capital Z transaction. (See Note 3).

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


9.    Stockholders' Equity

      Preferred Stock

      The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 92,080 shares issued and outstanding at March 31, 1999, of which 400 shares are Series B, 51,680 shares are Series C and 40,000 are Series D (see Note 7 for a discussion of Series C Preferred Stock and Note 8 for a discussion of Series D Preferred Stock).

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

      Common Stock

      The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at March 31, 1999 and December 31, 1998 were 7,774,064, and 7,638,057, respectively. During the three months ended March 31, 1999, the Company issued 136,007 shares of its common stock for $383,429.

      Common Stock Warrants

      The Company had 657,031 common stock warrants issued and outstanding at March 31, 1999 and 658,231 issued and outstanding at December 1998, which are registered under the Securities Exchange Act of 1934. At March 31, 1999 and December 31, 1998, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.


10.   Statutory Capital and Surplus Requirements and Dividend Restrictions

      American Progressive, American Pioneer and American Exchange are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of March 31, 1999 for the maintenance of authority to do business were $2.5 million, $2.7 million and $0.8 million, respectively. However, in these states substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At March 31, 1999 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $9.8 million, $12.4 million, and $3.5 million, respectively.


11.   Business Segment Information

      Universal has four business segments: Senior Market Accident & Health Insurance, Other Accident & Health Insurance, Life Insurance, and Non-insurance Businesses. The Senior Market Accident & Health segment offers Medicare supplement, home health care, nursing home, and hospital indemnity products. The Other Accident & Health Insurance segment offers mainly major medical insurance and some products that are not currently material. Products offered by the Life Insurance segment include annuities, universal life, and other traditional and term life products. The Non-insurance Businesses segment consists mainly of the Parent Company and WorldNet.

      Financial data by segment as of and for the three months ended March 31, 1999 and 1998 is as follows:

                                                           March 31, 1999
                                  ---------------------------------------------------------------------
                                    Senior         Other
                                   Accident      Accident
                                      &             &             Life       Non-insurance
                                    Health        Health        Insurance     Businesses        Total
                                  ----------    ----------     -----------   -------------  ------------

  Net premiums and policyholder
    fees earned                  $ 6,338,564   $  2,394,771   $  1,691,034    $      -     $  10,424,369
  Net investment income              257,748        188,613      2,323,986       28,581        2,798,928
  Realized gains                       4,336          3,172         39,089          481           47,078
  Fee and other income                    -              -          11,158      568,090          579,248
                                  ----------     ----------    -----------    ---------     ------------
                                   6,600,648      2,586,556      4,065,267      597,152       13,849,623

  Policyholder benefits            5,065,227      1,938,952      2,167,724           -         9,171,903
  Increase in deferred
    acquisition costs               (938,832)       (22,142)       104,729           -          (856,245)
  Commissions and general
    expenses                       2,093,137        661,975      1,459,447      252,343        4,466,902
                                 -----------     ----------    -----------    ---------     ------------
    Total benefits, claims
    and other deductions           6,219,532      2,578,785      3,731,900      252,343       12,782,560

  Operating income before
  taxes                          $   381,116   $      7,771    $   333,367    $ 344,809     $  1,067,063
                                 ===========     ==========    ===========    =========     ============

  ASSETS
  Cash and investments           $14,425,089   $ 10,555,889   $130,063,877   $3,337,004     $158,381,859
  Deferred policy acquisition
    costs                          8,153,725      1,067,244     17,147,496           -        26,368,465
  Accrued investment income          341,385        249,815      3,078,090       37,855        3,707,145
  Goodwill                         3,709,519        606,562             -            -         4,316,081
  Present value of future
    profits                          965,210        560,791             -            -         1,526,001
  Due and unpaid premiums            354,376        141,443        228,435           -           724,254
  Reinsurance recoverable         37,117,483      9,725,164     34,708,873           -        81,670,793
  Other assets                            -              -              -     7,639,612        7,639,612
                                 ===========     ===========   ===========  ===========     ============
    Total assets                 $65,066,787   $ 22,906,908   $185,226,771  $11,014,471     $284,214,937
                                 ===========     ===========   ===========  ===========     ============


                                                   March 31, 1998
                               --------------------------------------------------------
                                   Senior          Other
                                  Accident        Accident
                                     &               &             Life      Non-insurance
                                   Health          Health        Insurance     Businesses       Total
                                 ----------    -------------   ------------- --------------   -----------
  Net premiums and policyholder
    fees earned                  $5,750,573     $2,345,737      $2,387,971    $      -       $10,484,281
  Net investment income              84,765        174,072       2,428,131       21,270        2,708,238
  Realized gains                       (831)        (1,707)        (23,816)        (209)         (26,563)
  Fee and other income                   -              -           15,839      632,921          648,760
                                 ----------     -----------     -----------    ---------     ------------
    Total revenues                5,834,507      2,518,102       4,808,125      653,982       13,814,716

  Policyholder benefits           3,988,044      1,734,217       3,228,974           -         8,951,235
  Increase in deferred
    acquisition costs              (472,876)         7,022         (20,181)          -          (486,035)
  Commissions and general
    expenses                      2,024,960        770,132       1,346,616      433,394        4,575,102
                                 ----------     ----------      -----------    ---------    -------------
    Total benefits, claims
    and other deductions          5,540,128      2,511,371       4,555,409      433,394       13,040,302

  Operating income before
  taxes                          $  294,379     $    6,731      $  252,716    $ 220,588      $   774,414
                                 ==========     ==========      ===========   =========     =============

  ASSETS
  Cash and investments           $5,042,770    $10,355,627    $144,450,626   $1,303,838     $161,152,862
  Deferred policy acquisition
    costs                         5,008,311        569,207      15,468,110           -        21,045,628
  Accrued investment income         121,109        248,708       3,469,233       30,390        3,869,440
  Goodwill                        3,842,434        627,660              -            -         4,470,093
  Present value of future
    profits                       1,044,278        618,014              -            -         1,662,292
  Due and unpaid premiums           312,638        120,246         232,507           -           665,391
  Reinsurance recoverable        34,350,729      7,399,843      44,996,656           -        86,747,228
  Other assets                           -              -               -     6,694,583        6,694,583
                                ===========     ==========     ===========   ==========     ============
    Total assets                $49,722,269    $19,939,305    $208,617,132   $8,028,811     $286,307,517
                                ===========     ==========     ===========   ==========     =============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The purpose of this section is to discuss and analyze the Company's consolidated results of operations and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report and are also contained in the 1998 Form 10-K.

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

Results of Operations

      Three Months Ended March 31, 1999

      For the three months ended March 31, 1999, the Company earned net income after Federal income taxes of $0.5 million ($0.05 per share) compared to $0.4 million ($0.04 per share) in the prior year. Operating income before Federal income taxes amounted to $1.1 million for the three months ended March 31, 1999 compared to $0.8 million in the prior year.

      Revenues.   Total  revenues   increased   approximately  $35  thousand  to
approximately $13.8 million for the three months ended March 31, 1999, compared to total revenues of approximately $13.8 million in the prior year.

Gross premium and policyholder fees earned and reinsurance assumed

      In the three months ended March 31, 1999, the Company's gross premium and policyholder fees earned (including reinsurance assumed) amounted to $32.3 million, a $0.7 million increase over the $31.6 million amount in 1998. This gross premium increase is primarily related to the Company's currently marketed programs which increased as follows:

                                              Premium          1999 Total
      Product                                 Increase       Premium Earned
      --------------------------------   ----------------   ---------------
                                          (in millions)       (in millions)
      Senior market accident & health         $     3.93          $   7.61
      Senior market life insurance                  0.12              0.86
      Specialty life insurance                      0.24              0.55
      Specialty medical                             0.71              1.73
      Major medical                                 0.09              1.55
                                         ----------------   ---------------
      Totals                                   $    5.09         $   12.30
                                         ================   ===============

      These increases totaling $5.1 million were offset by the decrease of $1.1 million in premiums related to American Exchange. Total premiums of American
Exchange were $3.8 million for the three months ended March 31, 1999. In addition, gross earned premiums decreased on the following products which have been terminated and are not currently marketed by the Company as follows:

                                             Premium         1999 Total
      Product                               Decrease       Premium Earned
      --------------------------------   ----------------  ----------------
                                          (in millions)     (in millions)
      First National assumed business          $    1.75        $    10.57
      Dallas General assumed business               1.06              2.18
      Non-marketed life insurance                    .47              1.36
      Non-marketed accident & health                 .01              1.22
      Group life insurance                           .01               .85
                                         ----------------  ----------------
      Totals                                   $    3.30        $    16.18
                                         ================  ================


Reinsurance premiums ceded

      While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended March 31, 1999 amounted to $21.9 million, a $0.8 million increase from the 1998 amount of $21.1 million. Details of the changes in reinsurance premiums ceded is as follows:

                                              Ceded Premium        1999 Total
                                                 Increase            Premium
      Product                                   (Decrease)            Ceded
      --------------------------------       ----------------     -------------
                                              (in millions)       (in millions)
      American Exchange products                     $(1.08)             $2.82
      Dallas General assumed business                 (0.24)              2.18
      Senior market accident & health                  2.58               4.28
      Senior market life insurance                     0.24               0.59
      Specialty life insurance                         0.27               0.49
      Specialty medical                                0.66               2.35
      First National assumed business                 (1.80)              8.12
      Other lines                                      0.14               1.06
                                             ----------------     -------------
      Totals                                          $0.77             $21.89
                                             ================     =============



      Investment related revenue

      Net investment income of the Company increased $91 thousand to $2.8 million for the three months ended March 31, 1999, compared to $2.7 million in 1998. This increase is attributable to the increase in invested assets outstanding during 1999 compared to 1998. Realized gains on investments amounted to $47 thousand for the three months ended March 31, 1999 compared to a loss of $27 thousand in 1998. Included in the 1999 amount is the $60 thousand write down of certain securities determined by management to be permanently impaired.

      Other revenue

      Fee income showed a slight decrease of $65 thousand to $0.6 million for the three months ended March 31, 1999.

      Benefits, Claims and Other Deductions. Total benefits, claims and other deductions decreased approximately $0.2 million to $12.8 million for the three months ended March 31, 1999, compared to $13.0 million for the three months ended March 31, 1998.

      Claims and other benefits increased $49 thousand to $6.9 million for the three months ended March 31, 1999 compared to $6.9 million in 1998. The change in reserves for the three months ended March 31, 1999 amounted to an increase of $0.3 million consistent with the increase of $0.3 million in 1998. These increases in claims and change in reserves are the result of the $60 thousand increase in net premiums earned for the three months ended March 31, 1999 discussed above.

      Interest credited to policyholders increased $0.2 million to $1.9 million, which increase is the result of an increase in account values related to interest sensitive policies in force.

      The change in deferred acquisition costs increased by $0.4 million for the three months ended March 31, 1999 compared to 1998. The overall increase in deferred acquisition costs is the result of the increase in new premium production in the three months ended March 31, 1999 compared to 1998 noted above. In the three months ended March 31, 1999, the Company amortized $39 thousand of goodwill generated in the acquisitions of First National ($28 thousand) and American Exchange ($11 thousand) and $44 thousand of present value of future profits generated in the acquisitions of American Exchange ($32 thousand) and Dallas General ($12 thousand).

      Commissions increased $1.1 million in the three months ended March 31, 1999 to $6.3 million, compared to $5.2 million in 1998. This increase is the result of the $5.1 million increase in new premium discussed above. Commissions and expense allowances on reinsurance ceded increased $1.5 million in the three months ended March 31, 1999 to $7.4 million, compared to $5.9 million in 1998. This increase is the direct result of the increase in direct commission and reinsurance premium ceded discussed above.

      Other operating costs and expenses increased $0.3 million in the three months ended March 31, 1999 to $5.5 million, compared to $5.2 million in 1998. The insurance companies' expenses amounted to $5.1 million for the three months ended March 31, 1999 compared to $4.8 million in 1998, an increase of $0.3 million. This increase is the result of an increase in general overhead incurred at the insurance companies.

      Federal Income Tax Expense. Federal income tax expense increased approximately $0.1 million to $0.4 million for the three months ended March 31, 1999, compared to $0.3 million for the three months ended March 31, 1998. This increase is the result of the increase in operating income before taxes to $1.1 million in 1999 from $0.8 million in 1998. The effective tax rate in 1999 was 33.4% compared to 31.2% in 1998. Liquidity and Capital Resources

      The Company's need for capital has historically been to maintain or increase the surplus of its Insurance Subsidiaries and to support the Company as an insurance holding company, including the maintenance of its status as a public company. In addition, the Company requires capital to fund its anticipated growth through acquisitions of other companies and blocks of insurance business.

      The Company

      The Company requires cash to pay the operating expenses necessary to support its status as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses), and to meet the cost involved in being a publicly-owned company. In addition, it requires cash to meet Universal's obligations under the debentures outstanding with American Progressive and to meet the quarterly amortization of its bank loan.

      As of March 31, 1999 the Company had outstanding $4.5 million pursuant to a credit agreement with Chase Manhattan Bank. During the three months ended March 31, 1999, the Company repaid $0.3 million in principal and $92.9 thousand in interest.

      In connection with the Unstacking Agreement whereby American Pioneer will become a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the three months ended March 31, 1999 the Company paid $0.2 million in interest on these debentures to American Progressive which was eliminated in consolidation.

      Management believes that the current cash position and expected cash flows of the non-insurance companies and the availability of dividends from American Pioneer can support the obligations of Universal noted above for the foreseeable future. However, there can be no assurance as to the expected future cash flows or to the availability of dividends from American Pioneer.

      Insurance Subsidiaries

      American Progressive, American Pioneer and American Exchange (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of March 31, 1999 for the maintenance of authority to do business were $2.5 million, $2.7 million and $0.8 million, respectively. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At March 31, 1999 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $9.8 million, $12.4 million and $3.5 million, respectively.

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

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At March 31, 1999 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $18.0 million. The Insurance Subsidiaries, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

      Investments

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

      The net yield on the Company's cash and invested assets increased slightly from 6.67% at December 31, 1998 to 6.93% at March 31, 1999. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      The Company's investment policy is to balance the portfolio between long-term and short-term investments to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of an investment advisor, Asset Allocation and Management Company, an affiliate of AAM, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company does not invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 2.3% and 2.4% of total fixed maturities as of December 31, 1998 and March 31, 1999, respectively). As of March 31, 1999 all securities were current in the payment of principal and interest.

      At March 31, 1999, the Insurance Subsidiaries held cash and cash equivalents totaling $5.5 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $137.7 million.


Federal Income Taxation of the Company

      At March 31, 1999 the Company had established a valuation allowance of $1.3 million with respect to certain of its net operating loss carryforwards (deferred tax assets). The Company determined the valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the Company's recent reorganization and use of its administration company WorldNet to generate taxable income. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

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

      In addition to its policy administration system, the Company performed assessments of other processing systems and determined that a claims paying system for a small block of business was not Year 2000 compliant. The Company obtained the vendor upgrade for this system. The installation, testing and implementation of this upgrade was completed in April 1999.

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

      A possible worst case scenario, although this is not considered likely, would occur if the Federal government and its vendors were unable to continue to process Medicare supplement claims electronically. In the event that this would occur, the Company's current procedure of obtaining Medicare claim data through an electronic interface would not occur and the Company would have to revert to manually entering this data into the claims paying system. This would result in the Company hiring approximately 20 additional employees to handle the increase in this data entry function. The Company considers the clerical marketplace in each of its primary office locations (Pensacola, Orlando, Miami and Rye Brooke) cabable of handling this situation in a satisfactory manner.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at March 31, 1999, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $6.1 million and $11.7 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $5.3 million and $11.5 million, respectively.

 PART II - OTHER INFORMATION


                                     NONE



------------------------------------------------------------------------------



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

Date:  May 14, 1999