Form 10-Q
period 1999-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1999-08-16
CIK 709878

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                       FORM 10-Q



                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                             For The Period Ended June 30, 1999
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

                                        Yes     X             No

         The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of July 31, 1999 were 9,995,410 and 630,806, respectively.

                                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                                      FORM 10-Q

                                                      CONTENTS




                                                                                                          Page No.


PART I - FINANCIAL INFORMATION


         Consolidated Balance Sheets at June 30, 1999 and December 31, 1998                                  3

         Consolidated Statements of Operations for the six months ended June 30, 1999 and June 30, 1998
                                                                                                             4
         Consolidated Statements of Operations for the three months ended June 30, 1999
         and June 30, 1998                                                                                   5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999
         and June 30, 1998                                                                                   6

         Notes to Consolidated Financial Statements                                                       7-17

         Management's Discussion and Analysis of Financial Condition and Results of Operations           18-27



PART II - OTHER INFORMATION                                                                                 28


         Signature                                                                                          29


                            UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

ASSETS                                                                           June 30, 1999         Dec. 31, 1998
                                                                               -------------------   -------------------
Investments:                                                                      (unaudited)
  Fixed maturities available for sale, at fair value
    (amortized cost $137,592,600 and $132,227,114, respectively)                    $ 134,460,150         $ 134,797,634
  Equity securities, at fair value (cost $834,583 and $1,063,186, respectively)           745,323             1,019,780
  Policy loans                                                                          7,240,661             7,276,163
  Property tax liens                                                                       30,696                30,696
  Mortgage loans                                                                        4,398,569             4,456,516
                                                                               -------------------   -------------------
    Total investments                                                                 146,875,399           147,580,789

Cash and cash equivalents                                                              10,980,897            17,092,938
Accrued investment income                                                               3,194,180             3,538,573
Deferred policy acquisition costs                                                      28,351,037            24,282,771
Amounts due from reinsurers                                                            81,579,585            77,393,653
Due and unpaid premiums                                                                   745,641               525,909
Goodwill                                                                                4,277,578             4,354,584
Present value of future profits                                                         1,482,401             1,569,601
Other assets                                                                            7,146,788             6,963,481
                                                                               -------------------   -------------------
    Total assets                                                                      284,633,506           283,302,299
                                                                               ===================   ===================

LIABILITIES, SERIES C PREFERRED STOCK, SERIES D PREFERRED STOCK, REDEMPTION
ACCRUAL ON SERIES C AND SERIES D PREFERRED STOCK AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                         155,522,370           154,886,059
Reserves for future policy benefits                                                    51,228,105            47,442,966
Policy and contract claims - life                                                       1,190,026             2,297,446
Policy and contract claims - health                                                    24,343,130            24,332,141
Loan payable                                                                            4,250,000             4,750,000
Amounts due to reinsurers                                                                 290,539             1,810,696
Deferred revenues                                                                         184,515               201,389
Deferred income tax liability                                                             868,421             1,218,547
Other liabilities                                                                       8,740,359             9,943,970
                                                                               -------------------   -------------------
     Total liabilities                                                                 246,617,465           246,883,214
                                                                               -------------------   -------------------

Series C Preferred Stock (Issued and outstanding 51,680 at December 31,                         -             5,168,000
1998)
                                                                               -------------------   -------------------
Redemption accrual on Series C Preferred Stock                                                   -              683,214
                                                                               -------------------   -------------------
Series D Preferred Stock (Issued and outstanding 40,000 and 22,500,respectively)        4,000,000             2,250,000
                                                                               -------------------   -------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Series B Preferred Stock (Issued and outstanding 400)                                   4,000,000             4,000,000
Common stock (Authorized, 20,000,000 issued
  and outstanding 9,994,710 and 7,638,057, respectively)                                   99,947                76,381
Common stock warrants (Authorized, issued and outstanding 630,906
and 658,231, respectively)                                                                     -                     -
Additional paid-in capital                                                             21,952,410            16,410,412
Accumulated other comprehensive income                                                 (1,157,662)              857,872
Retained earnings                                                                       9,121,346             6,973,206
                                                                               -------------------   -------------------
   Total stockholders' equity                                                          34,016,041            28,317,871
                                                                               -------------------   -------------------
   Total liabilities, Series C Preferred Stock, Series D Preferred Stock,
   Redemption accrual on Series C and Series D  Preferred Stock and                 $ 284,633,506         $ 283,302,299
   stockholders' equity
                                                                               ===================   ===================


                             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                               Six Months Ended June 30,
                                                                               1999               1998
                                                                           --------------    ----------------
   Revenues:
      Gross premium and policyholder fees earned                            $ 66,816,806     $   63,680,168
      Reinsurance premiums assumed                                               980,242            439,996
      Reinsurance premiums ceded                                             (46,048,676)       (42,808,210)
                                                                           --------------    ----------------
            Net premium and policyholder fees earned                          21,748,372         21,311,954

      Net investment income                                                    5,669,245          5,369,475
      Net realized gains/(losses) on investments                                 (14,878)           216,775
      Fee income                                                               1,137,866          1,215,659
      Amortization of deferred revenue                                            22,316             31,678
                                                                           --------------    ----------------
              Total revenues                                                  28,562,921         28,145,541
                                                                           --------------    ----------------

   Benefits, claims and expenses:
      Increase in future policy benefits                                         842,914            764,950
      Claims and other benefits                                               14,477,870         14,522,561
      Interest credited to policyholders                                       3,662,363          3,533,614
      Increase in deferred acquisition costs                                  (1,420,371)        (1,639,628)
      Amortization of present value of future profits                             87,200            113,418
      Amortization of goodwill                                                    77,005             77,006
      Commissions                                                             13,412,799         13,015,982
      Commission and expense allowances on reinsurance ceded                 (15,604,164)       (14,590,433)
      Other operating costs and expenses                                      10,887,220         10,313,746
                                                                           --------------    ----------------
              Total benefits, claims and other deductions                     26,422,836         26,111,216
                                                                           --------------    ----------------

   Operating income before taxes                                               2,140,085          2,034,325
   Federal income tax expense                                                    727,629            691,670
                                                                           --------------    ----------------
   Net income                                                                  1,412,456          1,342,655
   Redemption accrual on Series C and Series D Preferred Stock                   179,524            216,712
                                                                           --------------    ----------------
   Net income applicable to common shareholders                            $   1,232,932     $    1,125,943
                                                                           ==============    ================

   Earnings per common share:

     Basic                                                                 $        0.14             $ 0.15
                                                                            ==============    ================
     Diluted                                                               $        0.10             $ 0.10
                                                                            ==============    ================

              See notes to unaudited consolidated financial statements

                             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                              Three Months Ended June 30,
                                                                               1999               1998
                                                                           --------------    ----------------
   Revenues:
      Gross premium and policyholder fees earned                            $ 34,750,915     $   32,274,977
      Reinsurance premiums assumed                                               730,524            236,488
      Reinsurance premiums ceded                                             (24,157,436)       (21,683,792)
                                                                           --------------    ----------------
            Net premium and policyholder fees earned                          11,324,003         10,827,673

      Net investment income                                                    2,870,317          2,661,237
      Net realized gains/(losses) on investments                                 (61,956)           243,338
      Fee income                                                                 569,776            582,738
      Amortization of deferred revenue                                            11,158             15,839
                                                                           --------------    ----------------
               Total revenues                                                 14,713,298         14,330,825
                                                                           --------------    ----------------
   Benefits, claims and expenses:
      Increase in future policy benefits                                         526,196            445,075
      Claims and other benefits                                                7,540,823          7,634,077
      Interest credited to policyholders                                       1,744,225          1,790,738
      Increase in deferred acquisition costs                                    (564,126)        (1,153,593)
      Amortization of present value of future profits                             43,600             56,709
      Amortization of goodwill                                                    38,502             38,503
      Commissions                                                              7,159,836          7,866,154
      Commission and expense allowances on reinsurance ceded                  (8,190,435)        (8,708,928)
      Other operating costs and expenses                                       5,341,656          5,102,179
                                                                           -------------    -----------------
              Total benefits, claims and other deductions                     13,640,277         13,070,914
                                                                           --------------    ----------------
   Operating income before taxes                                               1,073,021          1,259,911
   Federal income tax expense                                                    371,203            450,309
                                                                           --------------    ----------------
   Net income                                                                    701,818            809,602
   Redemption accrual on Series C and Series D Preferred Stock                         -            108,356
                                                                           ==============    ================
   Net income applicable to common shareholders                            $     701,818        $   701,246
                                                                           ==============    ================

   Earnings per common share:

     Basic                                                                 $        0.07            $  0.09
                                                                           ==============    ================
     Diluted                                                               $        0.05             $ 0.06
                                                                           ==============    ================



            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                        1999               1998
                                                                                   ---------------     --------------
Cash flows from operating activities:
Net income                                                                         $                   $
                                                                                        1,412,456          1,342,655
Adjustments to reconcile net income to net cash used by operating activities:
  Deferred income taxes                                                                   727,631            691,670
  Change in reserves for future policy benefits                                         3,785,139           (783,601)
  Change in policy and contract claims                                                 (1,096,431)        (2,152,740)
  Change in deferred policy acquisition costs                                          (1,420,371)        (1,639,627)
  Change in deferred revenue                                                              (16,874)           (31,678)
  Amortization of present value of future profits                                          87,200            113,418
  Amortization of goodwill                                                                 77,006             77,006
  Change in policy loans                                                                   35,502            (31,373)
  Change in accrued investment income                                                     344,393           (401,767)
  Change in reinsurance balances                                                       (4,292,757)        (7,483,039)
  Change in due and unpaid premium                                                       (219,732)          (119,397)
  Realized (gains)/losses on investments                                                   21,665           (216,775)
  Other, net                                                                           (2,222,713)        (1,608,091)
                                                                                   ---------------     --------------
Net cash used in operating activities                                                  (2,777,886)       (12,243,339)
                                                                                   ---------------     --------------
Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                             5,122,714         13,229,218
  Proceeds from redemption of fixed maturities available for sale                       5,995,536          2,449,780
  Cost of fixed maturities purchased available for sale                               (16,732,432)       (17,975,832)
  Change in amounts held in trust by reinsurer                                           (349,941)        (2,303,753)
  Change in amounts held for reinsurer                                                          -           (989,937)
  Proceeds from sale of equity securities                                                 373,803            343,102
  Cost of equity securities purchased                                                    (104,106)          (356,128)
  Change in other invested assets                                                       1,909,465          1,186,984
  Sale of business, net of cash held                                                            -          1,457,733
                                                                                   ---------------     --------------
Net cash used in investing activities                                                  (3,784,961)        (2,958,833)
                                                                                   ---------------     --------------
Cash flows from financing activities:
  Prepaid acquisition expenses                                                           (857,522)                 -
  Net proceeds from issuance of common stock                                              485,408            405,151
  Net proceeds from issuance of Series D Preferred Stock                                1,750,000                  -
  Increase in policyholder account balances                                               636,311         10,246,962
  Change in reinsurance balances on policyholder account balances                      (1,063,391)        (1,189,614)
  Principal payment on notes payable                                                     (500,000)          (350,000)
                                                                                   ---------------     --------------
Net cash provided by financing activities                                                 450,806          9,112,499
                                                                                   ---------------     --------------
Net decrease in cash and cash equivalents                                              (6,112,041)        (6,089,673)

Cash and cash equivalents at beginning of period                                       17,092,938         25,014,019
                                                                                   ---------------     --------------
Cash and cash equivalents at end of period                                          $  10,980,897       $ 18,924,346
                                                                                   ===============     ==============

Supplemental cash flow information:
  Cash paid during the period for interest                                          $     183,924           $141,094
                                                                                   ===============     ==============
  Cash paid during the period for income taxes                                      $      25,000           $     -
                                                                                   ===============     ==============

                       See notes to unaudited consolidated financial statements

                                                          10
                            UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued, as amended, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                                       For the Six Months
                                                         Ended June 30,
                                             ---------------------------------
                                                   1999              1998
                                              -------------     -------------
     Net income                               $ 1,412,456        $ 1,342,655
     Unrealized gain/(loss) on securities      (2,015,534)           186,119
                                              -------------     -------------
     Comprehensive income/(loss)               $ (603,078)       $ 1,528,774
                                              =============     =============

         The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 1999 and 1998 are as follows:

                                                        For the Three Months
                                                           Ended June 30,
                                              ---------------------------------
                                                    1999             1998
                                               ------------       ----------
     Net income                                  $ 701,818         $ 809,602
     Unrealized gain/(loss) on securities       (1,222,900)           61,887
                                               -------------       ----------
     Comprehensive income/(loss)                 $(521,082)        $ 871,489
                                               =============       ==========
3.       FEDERAL INCOME TAXES

         The Company files a consolidated return for Federal income tax purposes, in which American Pioneer and American Exchange are not currently permitted to be included. American Pioneer and American Exchange file a separate consolidated Federal income tax return.

4.       EARNINGS PER SHARE

         Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the six months ended June 30, 1999 and 1998 is as follows:


                                                                  For the Six Months Ended June 30, 1999
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                   $ 1,412,456
Less: Redemption accrual on Series C and Series D
  Preferred  Stock                                              (179,524)
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                   1,232,932            8,838,048        $     0.14
                                                                                                   =============
Effect of Dilutive Securities
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                         179,524            1,088,000
Series D Preferred Stock                                                            1,256,173
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   630,906
Incentive stock options                                                               270,375
Director stock options                                                                 38,500
Agents and others stock options                                                        72,785
Treasury stock purchased from proceeds of
  options and warrants                                                             (1,241,327)
                                                           ---------------    -----------------
Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                      $ 1,412,456           14,746,997        $     0.10
                                                           ===============    =================    =============




                                                                  For the Six Months Ended June 30, 1998
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                    $1,342,655
Less:  Redemption accrual on Series C Preferred
  Stock                                                         (216,712)
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                   1,125,943            7,442,146        $     0.15
                                                                                                   =============
Effect of Dilutive Securities
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                         216,712            2,176,000
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   667,381
Incentive stock options                                                               293,000
Director stock option                                                                  24,000
Treasury stock purchased from proceeds of
  options and warrants                                                             (1,248,607)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                       $1,342,655           13,147,457        $     0.10
                                                           ===============    =================    =============

         A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended June 30, 1999 and 1998 is as follows:

                                                                 For the Three Months Ended June 30, 1999
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                     $ 701,818
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                     701,818            9,971,270        $     0.07
                                                                                                   =============
Effect of Dilutive Securities
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                                                   -
Series D Preferred Stock                                                            1,388,889
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   630,906
Incentive stock options                                                               540,750
Director stock options                                                                 77,000
Agents and others stock options                                                        72,785
Treasury stock purchased from proceeds of
  Options and warrants                                                             (1,260,206)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                        $ 701,818           15,214,931        $     0.05
                                                           ===============    =================    =============


                                                                 For the Three Months Ended June 30, 1998
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                      $809,602
Less: Redemption accrual on Series C Preferred
  Stock                                                         (108,356)
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                     701,246            7,466,336        $     0.09
                                                                                                   =============
Effect of Dilutive Securities
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                         108,356            2,176,000
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   667,381
Incentive stock options                                                               293,000
Director stock option                                                                  24,000
Treasury stock purchased from proceeds of
  options and warrants                                                             (1,283,717)
                                                           ---------------    -----------------
Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                         $809,602           13,136,537        $     0.06
                                                           ===============    =================    =============

5.       INVESTMENTS

         As of June 30, 1999 and December 31, 1998, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                      June 30, 1999
                              --------------------------------------------------------------
                                                 Gross          Gross
                                 Amortized     Unrealized     Unrealized           Fair
Classification                     Cost          Gains         Losses             Value
--------------------------    ------------- --------------  -------------   ----------------
US Treasury securities
  and obligations of
  US government                $  6,523,228      $ 63,043    $  (76,232)        $6,510,039
Foreign government debt
securities                          399,873         1,053        (2,629)           398,297
Corporate debt securities        66,676,383       639,206    (2,663,205)        64,652,384
Mortgage-backed securities       63,993,116       535,439    (1,629,125)        62,899,430
                              --------------   ----------   -------------   ---------------
                              $ 137,592,600    $1,238,741   $(4,371,191)    $  134,460,150
                              ==============   ==========   =============   ===============



                                                      December 31, 1998
                                --------------------------------------------------------------
                                                                 Gross              Gross
                                  Amortized      Unrealized    Unrealized           Fair
Classification                      Cost           Gains         Losses             Value
---------------------------     -------------   ------------  ------------    ---------------
US Treasury securities
  and obligations of
  US government                  $ 6,444,302      $181,694    $ (28,440)       $  6,597,556
Corporate debt securities         63,502,687     1,680,539     (472,027)         64,711,199
Mortgage-backed securities        62,280,125     1,821,084     (612,330)         63,488,879
                               --------------   -----------  -------------   ---------------
                                $132,227,114   $ 3,683,317   $(1,112,797)     $ 134,797,634
                               ==============   ===========  =============   ===============

         The amortized cost and fair value of fixed maturities at June 30, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized                Fair
                                               Cost                   Value
                                          ------------------      --------------
     Due in 1 year or less                     $ 3,856,674           $3,877,540
     Due after 1 year through 5 years           24,248,989           24,283,641
     Due after 5 years through 10 years         25,805,958           24,255,167
     Due after 10 years                         15,956,699           15,441,107
     Mortgage-backed securities                 67,724,280           66,602,695
                                         ------------------       -------------
                                           $   137,592,600        $ 134,460,150
                                         ==================       =============

6.       SERIES C PREFERRED STOCK

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

         Under the terms of the Series C Preferred Stock, the Company had the right to require conversion of the Series C Preferred Stock into the Company's common stock at a conversion price of $2.375 per common share if the average reported bid price of its common stock for any 60 day period in which such bid prices are reported exceeded $3.45 per common share. This condition was satisfied on March 5, 1999. On March 11, 1999 the Company gave notice of the conversion of the Series C Preferred Stock, and all of the 51,680 outstanding shares of Series C Preferred Stock were converted to 2,175,986 shares of common stock on April 1, 1999. As a result of this conversion, the redemption accrual of $0.8 million was eliminated and credited to retained earnings.

         The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard A. Barasch entered into a stockholders' agreement at the closing of the 1997 transaction which contained the following conditions:

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

         This stockholders' agreement will be superceded by a new agreement upon the closing of the Capital Z Transaction. (See Note 11).

         The Series C Preferred Stock had preemptive rights which were triggered by the execution of the UA Purchase Agreement on December 31, 1998, subject to the closing of the sale pursuant to that agreement.

7.       SERIES D PREFERRED STOCK

         On December 31, 1998, the Company contracted to sell 40,000 shares (par value $100) of Series D Preferred Stock to UAFC, L.P. for $4.0 million. The Series D Preferred Stock was divided into two sub-series, Series D-1 and Series D-2. The 22,500 Series D-1 Shares were issued on December 31, 1998 and the 17,500 Series D-2 shares were issued on February 12, 1999. The Series D Preferred Stock has the same provisions as the Series C, Preferred Stock, except
(i) that the Series D has no voting rights except as required by law, (ii) the conversion price on the Series D-1 was $2.70 rather than $2.375 per share, (iii) the conversion price of the series D-2 was $2.70 or, if a "change of control" transaction, as defined, occurs in 1999, the conversion price will be equal to the per share price at which common stock is issued in the change of control transaction, and (iv) if the issuance of voting shares to a Series D shareholder pursuant to a conversion requires regulatory approval, the conversion will be postponed until such approval is obtained or ceases to be required. The Capital Z Transaction, which was pending on June 30, 1999, and closed on July 30, 1999, was a "change of control" within the meaning of the terms of the Series D
Preferred Stock. The sale of the Series D Preferred Stock was in full satisfaction of the preemptive rights of the Series C-1 Preferred Stock held by UAFC, L.P. and the Series C-2 Preferred Stock.

         On March 11, 1999, the Company gave notice of conversion of the Series D-1 and D-2 Preferred Stock. Since the conversion of the Series D-1 and D-2 Preferred Stock held by UAFC, L.P. to common stock would result in its owning more than 10% of the Company's voting stock, implementation of the conversion would require that the New York Insurance Department either (i) approve of UAFC, L.P. becoming a controlling stockholder of the Company or (ii) determine that such conversion would not result in UAFC, L.P. becoming a controlling person of Universal. The completion of the conversion of the Series D Preferred Stock was therefore deferred until July 30, 1999 when such conditions became no longer applicable because the shares held by UAFC, L.P. after conversion of the Series D Preferred Stock became less than 10% of Universal's then outstanding stock. Thus, on July 30, 1999, the outstanding Series D-1 and Series D-2 Preferred Stock were converted into 1,388,889 shares of common stock. As a result of this conversion, the redemption accrual of $62.5 thousand was eliminated and credited to retained earnings.

         The shareholder agreement applicable to the Series C Preferred Stock also applies to the Series D Preferred Stock.


8.       STOCKHOLDERS' EQUITY

         Preferred Stock

         The Company has 2,000,000 authorized shares of preferred stock to be issued in series with 40,400 shares issued and outstanding at June 30, 1999, of which 400 shares are Series B and 40,000 are Series D (see Note 6 for a discussion of Series C Preferred Stock and Note 7 for a discussion of Series D Preferred Stock).

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

         As a result of the closing of the Capital Z Transaction, the Series B Preferred Stock was converted into 1,777,777 shares of common stock on July 30, 1999.

         Common Stock

         The par value of common stock is $.01 per share with 20,000,000 shares authorized for issuance. The shares issued and outstanding at June 30, 1999 and December 31, 1998 were 9,994,710, and 7,638,057, respectively. During the six months ended June 30, 1999, the Company issued 180,667 shares of its common stock for $462,680 and converted its Series C Preferred Stock into 2,175,986 shares of common stock (see note 6 for a discussion of Series C Preferred Stock).

         At the Special Meeting of Shareholders held on July 27, 1999, the shareholders voted in favor of increasing the number of authorized shares for issuance from 20,000,000 to 80,000,000. (See Note 11 for further information of shares issued pursuant to the closing of the Capital Z Transaction).

         Common Stock Warrants

         The Company had 630,906 common stock warrants issued and outstanding at June 30, 1999 and 658,231 issued and outstanding at December 1998, which are registered under the Securities Exchange Act of 1934. At June 30, 1999 and December 31, 1998, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

9.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS

         American Progressive, American Pioneer and American Exchange (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of June 30, 1999 for the maintenance of authority to do business were $2.5 million, $2.8 million and $0.8 million, respectively. However, in these states substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At June 30, 1999 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $10.1 million, $12.9 million, and $3.4 million, respectively.


10.      BUSINESS SEGMENT INFORMATION

         Universal has four business segments: Senior Market Accident & Health Insurance, Other Accident & Health Insurance, Life Insurance, and Non-insurance Businesses. The Senior Market Accident & Health segment offers Medicare supplement, home health care, nursing home, and hospital indemnity products. The Other Accident & Health Insurance segment offers mainly major medical insurance and some products that are not currently material. Products offered by the Life Insurance segment include annuities, universal life, and other traditional life products. The Non-insurance Businesses segment consists mainly of the Parent Company and WorldNet.

         Financial data by segment as of and for the six months ended June 30, 1999 and 1998 is as follows:

                                                                              June 30, 1999
                                             ---------------------------------------------------------------------------------
                                                Senior           Other
                                              Accident &      Accident &         Life          Non-insurance
                                                Health          Health         Insurance        Businesses         Total
                                             --------------  -------------- ----------------  ---------------- --------------
    Net premiums and policyholder fees
    earned                                    $ 13,412,908     $ 4,835,282   $   3,500,182       $         -    $ 21,748,372
    Net investment income                          398,991         311,777       4,924,858             33,619      5,669,245
    Realized gains/(losses)                         (1,047)           (819)        (12,924)               (88)       (14,878)
    Fee and other income                                 -               -          22,316          1,137,866      1,160,182
                                             --------------  -------------- ----------------  ---------------- --------------
                                                13,810,852       5,146,240       8,434,432          1,171,397     28,562,921
                                             --------------  -------------- ----------------  ---------------- --------------

    Policyholder benefits                        9,962,648       4,088,768       4,931,731                 -      18,983,147
    Change in deferred acquisition costs        (1,630,774)        (87,915)        298,318                 -      (1,420,371)
    Commissions and general expenses             4,403,218       1,155,288       2,568,511            733,043      8,860,060
                                             --------------  -------------- ----------------  ---------------- --------------
      Total benefits, claims and other
      deductions                               12,735,092        5,156,141       7,798,560            733,043     26,422,836
                                             --------------  -------------- ----------------  ---------------- --------------
    Operating income/(loss) before taxes     $  1,075,760        $  (9,901)   $    635,872       $    438,354   $  2,140,085
                                              =============  ============== ================ ================= ==============

    ASSETS
    Cash and investments                     $ 10,960,310     $  8,564,535   $ 135,286,180       $  3,045,271  $ 157,856,296
    Deferred policy acquisition costs           9,066,084        1,016,131      18,268,822                  -     28,351,037
    Accrued investment income                     224,800          175,662       2,774,776             18,942      3,194,180
    Goodwill                                    3,676,291          601,287               -                  -      4,277,578
    Present value of future profits               937,633          544,768               -                  -      1,482,401
    Due and unpaid premiums                       436,299           76,681         232,661                  -        745,641
    Reinsurance recoverable                    36,962,495        7,102,626      37,514,464                  -     81,579,585
    Other assets                                        -                -               -          7,146,788      7,146,788
                                             ==============  ============== ================  ================ ==============
      Total assets                           $ 62,263,912      $18,081,690    $194,076,903        $10,211,001   $284,633,506
                                             ==============  ============== ================  ================ ==============



                                                                              June 30, 1998
                                             ---------------------------------------------------------------------------------
                                                Senior           Other
                                              Accident &      Accident &         Life          Non-insurance
                                                Health          Health         Insurance        Businesses         Total
                                             --------------  -------------- ---------------- ----------------- --------------

    Net premiums and policyholder fees
    earned                                    $11,921,005     $  4,844,293   $   4,546,656      $          -    $ 21,311,954
    Net investment income                         422,657          314,763       4,593,824            38,231       5,369,475
    Realized gains                                 17,063           12,708         185,461             1,543         216,775
    Fee and other income                                -                -          31,678         1,215,659       1,247,337
                                             --------------  -------------- ---------------- ----------------- --------------
      Total revenues                           12,360,725        5,171,764       9,357,619         1,255,433      28,145,541
                                             --------------  -------------- ---------------- ----------------- --------------

    Policyholder benefits                       8,664,798        3,570,651       6,585,676                 -      18,821,125
    Change in deferred acquisition costs       (1,185,953)         (63,850)       (389,825)                -      (1,639,628)
    Commissions and general expenses            3,952,038        1,650,117       2,480,087           847,477       8,929,719
                                             --------------  -------------- ---------------- ----------------- --------------
      Total benefits, claims and other
      deductions                               11,430,883        5,156,918       8,675,938           847,477      26,111,216
                                             --------------  -------------- ---------------- ----------------- --------------
    Operating income before taxes              $  929,842         $ 14,846    $    681,681      $    407,956     $ 2,034,325
                                             ==============  ============== ================ ================= ==============

    ASSETS
    Cash and investments                      $12,528,774       $9,330,484    $136,174,211          $777,730    $158,811,199
    Deferred policy acquisition costs           5,582,006          779,460      15,696,700                 -      22,058,166
    Accrued investment income                     295,919          220,379       3,216,326            26,767       3,759,391
    Goodwill                                    3,809,205          622,385               -                 -       4,431,590
    Present value of future profits             1,010,458          595,125               -                 -       1,605,583
    Due and unpaid premiums                       325,898          133,338         208,432                 -         667,668
    Reinsurance recoverable                    36,684,866        6,551,209      45,453,841                 -      88,689,916
    Other assets                                        -                -               -         8,287,077       8,287,077
                                             ==============  ============== ================ ================= ==============
      Total assets                            $60,237,126      $18,232,380    $200,749,510      $  9,091,574    $288,310,590
                                             ==============  ============== ================ ================= ==============

         Financial data by segment as of and for the three months ended June 30, 1999 and 1998 is as follows:

                                                                              June 30, 1999
                                             ---------------------------------------------------------------------------------
                                                Senior           Other
                                              Accident &      Accident &         Life          Non-insurance
                                                Health          Health         Insurance        Businesses         Total
                                             -------------  -------------- ----------------  ---------------- ---------------

    Net premiums and policyholder fees
    earned                                    $ 7,074,342    $   2,440,511     $ 1,809,150       $         -     $11,324,003
    Net investment income                         141,243          123,164       2,600,872             5,038       2,870,317
    Realized gains/(losses)                        (3,049)          (2,659)        (56,140)             (108)        (61,956)
    Fee and other income                                -                -          11,158           569,776         580,934
                                             --------------  -------------- ----------------  ---------------- --------------
      Total revenues                            7,212,536        2,561,016       4,365,040           574,706      14,713,298
                                             --------------  -------------- ----------------  ---------------- --------------

    Policyholder benefits                       4,897,421        2,149,816       2,764,007                  -      9,811,244
    Change in deferred acquisition costs         (691,942)         (65,773)        193,589                  -       (564,126)
    Commissions and general expenses            2,310,081          493,313       1,109,065            480,700      4,393,159
                                             --------------  -------------- ----------------  ---------------- --------------
      Total benefits, claims and other
      deductions                                6,515,560        2,577,356       4,066,661            480,700     13,640,277
                                             --------------  -------------- ----------------  ---------------- --------------
    Operating income/(loss) before taxes        $ 696,976    $     (16,340)    $   298,379       $     94,006    $ 1,073,021
                                             ==============  ============== ================ ================= =============




                                                                              June 30, 1998
                                             ---------------------------------------------------------------------------------
                                                Senior           Other
                                              Accident &      Accident &         Life          Non-insurance
                                                Health          Health         Insurance        Businesses         Total
                                            --------------  -------------- ---------------- ----------------- ---------------

    Net premiums and policyholder fees
    earned                                   $  6,170,432    $   2,498,557    $  2,158,684       $         -    $ 10,827,673
    Net investment income                         337,892          140,691       2,165,693            16,961       2,661,237
    Realized gains                                 30,896           12,864         198,026             1,552         243,338
    Fee and other income                                -                -          15,839           582,738         598,577
                                             --------------  -------------- ---------------- ----------------- --------------
      Total revenues                            6,539,220        2,652,112       4,538,242           601,251      14,330,825
                                             --------------  -------------- ---------------- ----------------- --------------

    Policyholder benefits                        4,671,350       1,841,839        3,356,701                -       9,869,890
    Change in deferred acquisition costs          (713,077)        (70,873)        (369,643)               -      (1,153,593)
    Commissions and general expenses             1,927,078         879,985        1,133,471          414,083       4,354,617
                                             --------------  -------------- ---------------- ----------------- --------------
      Total benefits, claims and other
      deductions                                 5,885,351       2,650,951        4,120,529          414,083      13,070,914
                                             --------------  -------------- ---------------- ----------------- --------------
    Operating income before taxes             $    653,869   $       1,161    $     417,713      $   187,168     $ 1,259,911
                                             ==============  ============== ================ ================= ==============

11.      SUBSEQUENT EVENT

         Universal American Financial Corp. Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

         On December 31, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999. Under the amended agreement, Capital Z agreed to purchase up to 28,888,888 shares of Universal common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share).

         The UA Purchase Agreement received the approvals of the Florida, New York and Texas Insurance Departments (the states in which Universal's insurance subsidiaries are domiciled). The stockholder approvals required for the closing of the UA Purchase Agreement were given on July 27, 1999.

         In connection with the closing of the UA Purchase Agreement, certain managers and agents of Universal and the Penn Union Companies (see below) and holders of Series C Preferred Stock preemptive rights purchased 3,793,257 shares of common stock for $11,948,760 ($3.15 per share).

         Penn Union Acquisition

         On December 31, 1998, Universal entered into a purchase agreement (the "Penn Union Purchase Agreement") with PennCorp Financial Group, Inc. ("PFG") and certain subsidiaries of PFG which was amended and restated on July 2, 1999. Under the amended and restated Penn Union Purchase Agreement, UAFC contracted to acquire all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PFG, including six insurance companies (the "Penn Union Companies") and certain other assets as follows (the "Penn Union Transaction"). The Penn Union Companies are:

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


         In July 1999, the Penn Union Purchase Agreement received the approvals of the insurance regulators of the jurisdictions in which the acquired companies are domiciled.

         On July 30, 1999, the Penn Union Transaction closed with Universal paying $130.5 million in cash for the Penn Union Companies and the other assets. The Company financed the acquisition with the $81 million of proceeds generated from the UA Purchase Agreement, the $12 million of proceeds generated from the sale of common stock to certain management and agents of Universal and the Penn Union Companies and Series C Preferred Stock holders of preemptive rights, and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility. None of the revolving loan facility was drawn at closing. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing UAFC bank loan and to contribute to the surplus of one of the Penn Union Companies and for working capital.

         Based on financial  information as of December 31, 1998, the assets and
liabilities   acquired  in  connection  with  the  Penn  Union  Transaction  are approximately $844 million and $669 million, respectively.

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

Results of Operations

         Six Months Ended June 30, 1999

         For the six months ended June 30, 1999, the Company earned net income after Federal income taxes of $1.4 million ($0.10 per diluted share) compared to $1.3 million ($0.10 per diluted share) in the prior year. Operating income before Federal income taxes amounted to $2.1 million for the six months ended June 30, 1999 compared to $2.0 million in the prior year, which amounts include net realized gains/(losses) on investments of $(14.9) thousand and $0.2 million.

         Revenues. Total revenues increased approximately $0.4 million to approximately $28.6 million for the six months ended June 30, 1999, compared to total revenues of approximately $28.1 million in the prior year. In the six months ended June 30, 1999, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $67.8 million, a $3.7 million increase over the $64.1 million amount in 1998. In addition, the gross premiums on the Company's following currently marketed programs increased as follows:




          Product                            Premium Increase   Premium Earned
          ---------------------------------  ----------------   --------------
          Senior market accident and health      $8.76                 $17.5
          Major medical                           0.37                  3.28
          Specialty life insurance                0.41                  1.10
          Specialty medical                       1.10                  3.97
          Non-marketed accident and health        0.08                  2.60
                                              ---------             ---------
          Totals                                $10.72                $28.45
                                              =========             =========

         These increases totaling $10.7 million were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:


          Product                             Premium Decrease   Premium Earned
          ---------------------------------   ----------------  ---------------
          First National assumed business         $2.52                  $21.51
          Non-marketed life insurance              0.61                    6.21
          Dallas General assumed business          1.64                    4.17
          American Exchange products               2.28                    7.48
                                              ----------------        ---------
          Totals                                  $7.05                  $39.37
                                              ================        =========

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the six months ended June 30, 1999 amounted to $46.0 million, a $3.2 million increase from the 1998 amount of $42.8 million.

                                               Ceded Premium       1999 Total
          Product                          Increase (Decrease)    Premium Ceded
          ------------------------------  --------------------   --------------
                                              (in millions)       (in millions)
          American Exchange products            $  (2.04)              $  5.60
          Dallas General assumed business          (0.17)                 4.17
          Senior market accident & health           5.82                  9.94
          Senior market life insurance              0.34                  1.09
          Specialty life insurance                  0.49                  1.00
          Specialty medical                         1.10                  3.65
          First National assumed business          (2.68)                16.66
          Other lines                               0.38                  3.94
                                               -------------           --------
          Totals                                 $  3.24              $  46.05
                                               =============           ========

         Net investment income of the Company increased $0.3 million to $5.7 million for the six months ended June 30, 1999, compared to $5.4 million in the prior year. This increase is attributable to the increase in invested assets outstanding during the six month period in 1999 compared to 1998. Realized gains (losses) on investments amounted to a loss of $14.9 thousand for the six months ended June 30, 1999 compared to a gain of $0.2 million in the prior year. During 1999 the Company wrote down a permanently impaired security by $0.2 million.

         Fee income amounted to $1.1 million for the six months ended June 30, 1999, an increase of $77.8 thousand over the $1.2 million amount for the prior year. The amortization of deferred revenue amounted to $22.3 thousand for the six months ended June 30, 1999 compared to $31.7 thousand in the prior year.


         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $0.3 million to $26.4 million for the six months ended June 30, 1999, compared to $26.1 million in the prior year.

         Claims and other benefits decreased slightly to $14.5 million for the six months ended June 30, 1999 compared to the prior year. The change in reserves for the six months ended June 30, 1999 amounted to an increase of $0.8 million compared to an increase of $0.8 million in the prior year.

         Interest credited to policyholders increased $0.1 million to $3.7 million, which increase is the result of more interest sensitive account values in force.

         The change in deferred acquisition costs decreased $0.2 million for the six months ended June 30, 1999 compared to 1998. The amount of acquisition costs capitalized decreased $0.6 million from $4.0 million in 1998 to $3.4 million. Non commission expenses deferred decreased $0.3 million to $1.5 million in 1999 compared to $1.8 million in 1998. The amortization of deferred acquisition costs decreased $0.4 million from $2.4 million in 1998 to $2.0 million in 1999. In the six months ended June 30, 1999, the Company amortized $77.0 thousand of goodwill generated in the acquisitions of First National ($55.9 thousand) and American Exchange ($21.1 thousand). In the six months ended June 30, 1999, the Company amortized $87.2 thousand of present value of future profits generated in the acquisitions of American Exchange ($64.1 thousand) and Dallas General ($23.1 thousand).

         Commissions increased $0.4 million in the six months ended June 30, 1999 to $13.4 million, compared to $13.0 million in the year ago period. This increase is the direct result of the $3.7 million increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $1.0 million in the six months ended June 30, 1999 to $15.6 million, compared to $14.6 million in the prior year. This increase is the direct result of the $3.2 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $0.6 million in the six months ended June 30, 1999 to $10.9 million, compared to $10.3 million in the prior year. The insurance companies' expenses amounted to $10.2 for the six months ended June 30, 1999 compared to $9.6 million in the prior year, an increase of $0.6 million. The non-insurance companies' expenses of $0.7 million remained relatively flat compared to the prior period with Parent Company expense increases of $89.5 thousand being offset by like decreases at WorldNet.

Results of Operations

         Three Months Ended June 30, 1999

         For the three months ended June 30, 1999, the Company earned net income after Federal income taxes of $0.7 million ($0.05 per diluted share) compared to $0.8 million ($0.06 per diluted share) in the prior year. Operating income before Federal income taxes amounted to $1.1 million for the three months ended June 30, 1999 compared to $1.3 million in the prior year, which amount include net realized gains/(losses) of $0.2 million and $(62) thousand, respectively.

         Revenues. Total revenues increased approximately $0.4 million to approximately $14.7 million for the three months ended June 30, 1999, compared to total revenues of approximately $14.3 million in the prior year. In the three months ended June 30, 1999, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $35.5 million, a $3.0 million increase over the $32.5 million amount in 1998. The gross premiums on the Company's following currently marketed programs increased as follows:



          Product                            Premium Increase   Premium Earned
          ---------------------------------  ----------------- ----------------
          Senior market accident and health      $4.83                 $9.85
          Major Medical                           0.28                  1.74
          Specialty life insurance                0.18                  0.55
          Specialty medical                       0.40                  2.24
          Non-marketed accident and health        0.08                  1.40
                                             -----------           ----------
          Totals                                 $5.77                $15.78
                                             ===========           ==========

         These increases totaled $5.8 million and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:


          Product                            Premium Decrease   Premium Earned
          -------------------------------    ----------------   ---------------
          First National assumed business        $0.80                $10.95
          Non-marketed life insurance             0.25                  3.14
          Dallas General assumed business         0.58                  1.99
          American Exchange products              1.19                  3.65
                                             -----------           -----------
          Totals                                 $2.82                $19.73
                                             ===========           ===========

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended June 30, 1999 amounted to $24.2 million, a $2.5 million increase from the 1998 amount of $21.7 million.

                                                Ceded Premium       1999 Total
          Product                            Increase (Decrease)  Premium Ceded
          --------------------------------  --------------------  --------------
                                               (in millions)      (in millions)
          American Exchange products            $  (0.96)            $  2.78
          Dallas General assumed business           0.07                1.99
          Senior market accident & health           3.24                5.66
          Senior market life insurance              0.10                0.50
          Specialty life insurance                  0.22                0.50
          Specialty medical                         0.46                2.09
          First National assumed business          (0.87)               8.54
          Other lines                               0.21                2.09
                                              ------------          -----------
           Totals                                $  2.47            $  24.15
                                              ============          ===========

         Net investment income of the Company increased $0.2 million to $2.9 million for the three months ended June 30, 1999, compared to $2.7 million in the prior year. This increase is attributable to the increase in invested assets outstanding during the three month period in 1999 compared to 1998. Realized gains (losses) on investments amounted to a loss of $62.0 thousand for the three months ended June 30, 1999 compared to a gain of $0.2 million in the prior year. During the second quarter of 1999, the Company wrote down a permanently impaired security by $0.1 million

         Fee income amounted to $0.6 million for the three months ended June 30, 1999, a slight decrease of $13.0 thousand over the $0.6 million amount for prior year. The amortization of deferred revenue amounted to $11.2 thousand for the three months ended June 30, 1999 compared to $15.8 thousand in the prior year.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $0.6 million to $13.7 million for the three months ended June 30, 1999, compared to $13.1 million in the prior year.

         Claims and other benefits decreased $0.1 million to $7.5 million for the three months ended June 30, 1999 compared to $7.6 million in the prior year. The change in reserves for the three months ended June 30, 1999 amounted to an increase of $0.5 million compared to an increase of $0.4 million in the prior year generating a variance of $0.1 million. Interest credited to policyholders decreased $46.5 thousand to $1.7 million.

         The change in deferred acquisition costs decreased $0.6 million for the three months ended June 30, 1999 compared to 1998. The amount of acquisition costs capitalized decreased $0.5 million from $1.4 million in 1998 to $0.9 million in 1999. Non commission expenses deferred decreased $0.2 million to $0.9 million in 1999 compared to $1.1 million in 1998. The amortization of deferred acquisition costs increased $10 thousand from $1.0 million in 1998. In the three months ended June 30, 1999, the Company amortized $38.5 thousand of goodwill generated in the acquisitions of First National ($27.9 thousand) and American Exchange ($10.6 thousand). In the three months ended June 30, 1999, the Company amortized $43.6 thousand of present value of future profits generated in the acquisitions of American Exchange ($32.0 thousand) and Dallas General ($11.6 thousand).

         Commissions decreased $0.7 million in the three months ended June 30, 1999 to $7.2 million, compared to $7.9 million in the prior year. Commissions and expense allowances on reinsurance ceded decreased $0.5 million in the three months ended June 30, 1999 to $8.2 million, compared to $8.7 million in the prior year.

         Other operating costs and expenses increased $0.2 million in the three months ended June 30, 1999 to $5.3 million, compared to $5.1 million in the prior year. The insurance companies' expenses amounted to $5.0 million for the three months ended June 30, 1999 compared to $4.8 million in the prior year, an increase of $0.2 million. The non-insurance companies' expenses of $0.3 million remained relatively flat compared to the prior period with increases in parent company expenses related to increased interest expense offset by decreases in expenses at WorldNet.

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

         As of June 30, 1999 the Company had outstanding $4.3 million pursuant to a credit agreement with Chase Manhattan Bank. During the six months ended June 30, 1999, the Company repaid $0.5 million in principal and $183.9 thousand in interest.

         In connection with the Unstacking Agreement whereby American Pioneer became a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the six months ended June 30, 1999 the Company paid $0.3 million in interest on these debentures to American Progressive which was eliminated in consolidation.

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

         Universal American Financial Corp. Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

         On December 31, 1998, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999. Under the agreement, as amended, Capital Z agreed to purchase up to 28,888,888 shares of Universal common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share).

          The UA Purchase  Agreement  received the approvals of the Florida, New
York and Texas  Insurance   Departments  (the  states  in  which  Universal's
insurance subsidiaries are domiciled) and, on July 27, 1999, received approval by the stockholders of the Company.

         In connection with the closing of the UA Purchase Agreement, certain managers and agents of Universal and the Penn Union Companies (see below) and holders of Series C Preferred Stock preemptive rights purchased 3,793,257 shares of common stock for $11,948,760 ($3.15 per share).

         Penn Union Acquisition

         On December 31, 1998, Universal entered into a purchase agreement (the "Penn Union Purchase Agreement") with PennCorp Financial Group, Inc. ("PFG") and certain subsidiaries of PFG which was amended and restated on July 2, 1999. Under the agreement, as amended and restated, Universal contracted to acquire all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PFG, including six insurance companies (the "Penn Union Companies") and certain other assets (the "Penn Union Transaction"). The Penn Union Companies are:

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


         The Penn Union Purchase Agreement received the approvals of the insurance regulators of the jurisdictions in which the acquired companies are domiciled.

         On July 30, 1999, the Penn Union Transaction closed with Universal paying $130.5 million in cash for the Penn Union Companies and the other assets. The Company financed the acquisition with the $81 million of proceeds generated from the UA Purchase Agreement discussed above, the $12 million of proceeds generated from the sale of common stock to certain managers and agents of Universal and the Penn Union Companies and holders of preemptive rights, and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility. None of the revolving loan facility was drawn at closing.

         Based on financial  information as of December 31, 1998, the assets and
liabilities   acquired  in  connection  with  the  Penn  Union  Transaction  are approximately $844 million and $669 million, respectively.

         Conversion of Preferred Stock

          As a result of the closing of the Capital Z transaction on July 30, 1999, all of the Series B, D-1 and D-2 Preferred Stock was converted into 1,777,777, 833,333 and 555,556 shares of common stock, respectively.

         Insurance Subsidiaries

         American Progressive, American Pioneer and American Exchange (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. The minimum statutory capital and surplus requirements of American Progressive, American Pioneer and American Exchange as of June 30, 1999 for the maintenance of authority to do business were $2.5 million, $2.8 million and $0.8 million, respectively. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At June 30, 1999 the adjusted statutory capital and surplus, including asset valuation reserve, of American Progressive, American Pioneer and American Exchange was $10.1 million, $12.9 million and $3.4 million, respectively.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At June 30, 1999 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and
annuities  by  more  than  $21  million.   The  Insurance   Subsidiaries,   in
management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yield on the Company's cash and invested assets increased slightly from 6.67% at December 31, 1998 to 7.03% at June 30, 1999. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         The Company's investment policy is to balance the portfolio between long-term and short-term investments to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of an investment advisor, Asset Allocation and Management Company, an affiliate of AAM, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company does not invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 2.3% and 2.6% of total fixed maturities as of December 31, 1998 and June 30, 1999, respectively). As of June 30, 1999 all securities were current in the payment of principal and interest. During the year, the Company determined that there was a permanent impairment in the CFS Smart bonds held and wrote them down approximately $0.2 million to reflect this impairment.

         At June 30, 1999, the Insurance Subsidiaries held cash and cash equivalents totaling $7.9 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $146.9 million.


Federal Income Taxation of the Company

         At June 30, 1999 the Company had established a valuation allowance of $1.3 million with respect to certain of its net operating loss carryforwards (deferred tax assets). The Company determined the valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the Company's recent reorganization and use of its administration company WorldNet to generate taxable income. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

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

         The Company's plan to resolve the Year 2000 issue has been completed prior to any anticipated impact on its operating systems, and the Year 2000 issue should not pose significant operational problems for its computer systems. However, if the Company's plan is not successfully implemented, the Year 2000 issue could have a material impact on the operations of the Company.

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

         A possible worst case scenario, although this is not considered likely, would occur if the Federal government and its vendors were unable to continue to process Medicare supplement claims electronically. In the event that this would occur, the Company's current procedure of obtaining Medicare claim data through an electronic interface would not occur and the Company would have to revert to manually entering this data into the claims paying system. This would result in the Company hiring approximately 20 additional employees to handle the increase in this data entry function. The Company considers the clerical marketplace in each of its primary office locations (Pensacola, Orlando, Miami and Rye Brook) cabable of handling this situation in a satisfactory manner.

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

Sensitivity Analysis

         The Company regularly conducts various analyses to gauge the financial impact of changes in interest rates on it financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on the Company's financial results.

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at June 30, 1999, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $5.9 million and $11.6 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $5.9 million and $12.1 million, respectively.

                                             PART II - OTHER INFORMATION

         On July 27, 1999, the Company held a Special Meeting of Shareholders to vote upon certain proposals relating to the Capital Z Transaction discussed in the Management's Discussion and Analysis. The following are the proposals voted upon and the results thereof:

         1. To approve the issuance and sale to Capital Z, some agents and members of the management of the Penn Union Companies and some Series C Preferred Stock holders of preemptive rights to purchase common stock of up to 28,888,888 shares of common stock for $3.15 per share and the payment of part of a transaction fee to an affiliate of Capital Z in Universal American common stock. The number of shares issued and purchased and the price paid for the shares may be adjusted under the terms of the share purchase agreement between Universal American and Capital

                  Votes For                       9,376,773
                  Votes Against                      31,545
                  Votes Abstain                       5,030

         2. To amend Universal American's certificate of incorporation to:

                   (a) Increase the number of authorized shares of common stock from 20 million shares to 80 million shares.

                                    Votes For                 9,379,001
                                    Votes Against                27,192
                                    Votes Abstain                 7,155

                  (b) Provide for shareholder action by written consent instead of a meeting of shareholders. Written consent would only need to be given by shareholders holding the number of shares required to approve the action being taken by written consent.

                                    Votes For                 9,369,508
                                    Votes Against                36,977
                                    Votes Abstain                 6,863

                  (c) Eliminate the requirement that holders of 66 2/3% of Universal American's outstanding voting capital stock approve amendments to some provisions of the certificate of incorporation, which means only majority approval will be necessary for those amendments.

                                    Votes For                 9,357,280
                                    Votes Against                48,705
                                    Votes Abstain                 7,363

                  (d) Remove the provision in the certificate of incorporation, which requires the vote by holders of 66 2/3% of the outstanding voting capital stock to call a special meeting of the shareholders. The board will amend the by-laws to allow special meetings of the shareholders to be called at the request of holders of 50% of the outstanding voting capital stock.

                                    Votes For                 9,379,848
                                    Votes Against                28,845
                                    Votes Abstain                 4,655

                  (e) Replace the present method of electing directors and the length of the term each director serves with a system in which all directors are elected at one time for a term expiring at the next annual meeting. Directors are currently elected to three-year staggered terms.

                                    Votes For                 9,366,298
                                    Votes Against                43,220
                                    Votes Abstain                 3,830

                  (f)      Require  66 2/3% of  Universal  American's  board  of
                           directors   to  approve  some   important   corporate
                           actions.

                                    Votes For                 9,388,456
                                    Votes Against                21,137
                                    Votes Abstain                 3,755

         3. To amend Universal American's 1998 Incentive Compensation Plan to allow a limited number of agents and members of management of the Penn Union Companies and Universal American to be granted options to purchase shares of Universal American common stock at the same per share purchase price to be paid by Capital Z. The per share purchase price may be below the fair market value of the common stock at the time the options are granted.

                  Votes For                 9,353,970
                  Votes Against                55,348
                  Votes Abstain                 4,030






--------------------------------------------------------------------------------



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

Date:  August 15, 1999