Form 10-Q
period 1999-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 1999-11-15
CIK 709878

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549



                                         FORM 10-Q



                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                           For The Period Ended September 30, 1999
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

                                        Yes     X             No

         The number of shares outstanding of each of the Registrant's Common Stock and Common Stock Warrants as of November 1, 1999 were 43,102,304 and 595,427, respectively.

                                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                                      FORM 10-Q

                                                      CONTENTS



                                                                                                           Page No.


PART I - FINANCIAL INFORMATION


         Consolidated Balance Sheets at September 30, 1999 and December 31, 1998                                  3

         Consolidated  Statements  of  Operations  for  the  nine  months  ended
         September 30, 1999 and September 30, 1998
                                                                                                                  4
         Consolidated Statements of Operations for the three months ended September 30, 1999
         and September 30, 1998                                                                                   5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1999
         and September 30, 1998                                                                                   6

         Notes to Consolidated Financial Statements                                                            7-19

         Management's Discussion and Analysis of Financial Condition and Results of Operations                20-34



PART II - OTHER INFORMATION                                                                                      35


         Signature                                                                                               35


                             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

ASSETS                                                                           Sept. 30, 1999        Dec. 31, 1998
                                                                               -------------------   -------------------
Investments:                                                                      (unaudited)
  Fixed maturities available for sale, at fair value
    (amortized cost $649,297,518 and $132,227,114, respectively)                    $ 644,556,826         $ 134,797,634
  Equity securities,at fair value (cost $5,015,099 and $1,063,186, respectively)        4,873,397             1,019,780
  Policy loans                                                                         25,756,546             7,276,163
  Other invested assets                                                                 2,642,255                30,696
  Mortgage loans                                                                        2,978,757             4,456,516
                                                                               -------------------   -------------------
    Total investments                                                                 680,807,781           147,580,789

Cash and cash equivalents                                                             138,561,195            17,092,938
Accrued investment income                                                              10,596,283             3,538,573
Deferred policy acquisition costs                                                      30,342,384            24,282,771
Amounts due from reinsurers                                                           193,927,547            77,393,653
Due and unpaid premiums                                                                 5,086,034               525,909
Goodwill                                                                                4,239,075             4,354,584
Present value of future profits                                                         1,438,800             1,569,601
Deferred income tax asset                                                              63,091,946                     -
Other assets                                                                           21,239,837             6,963,481
                                                                               -------------------   -------------------
    Total assets                                                                    1,149,330,882           283,302,299
                                                                               ===================   ===================

LIABILITIES,  SERIES C AND D PREFERRED STOCK AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                         188,495,212           154,886,059
Reserves for future policy benefits                                                   593,920,308            47,442,966
Policy and contract claims - life                                                       5,347,723             2,297,446
Policy and contract claims - health                                                    75,347,643            24,332,141
Loan payable                                                                           70,000,000             4,750,000
Amounts due to reinsurers                                                               2,445,171             1,810,696
Negative goodwill                                                                      19,590,077                     -
Deferred revenues                                                                         161,102               201,389
Deferred income tax liability                                                                   -             1,218,547
Other liabilities                                                                      62,254,659             9,943,970
                                                                               -------------------   -------------------
    Total liabilities                                                               1,017,561,895           246,883,214
                                                                               -------------------   -------------------

Preferred Stock, including redemption accrual (Issued and outstanding
    74,180 at December 31, 1998)                                                                -             8,101,214
                                                                               -------------------   -------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series B Preferred Stock (Issued and outstanding 400 at December 31, 1998)                      -             4,000,000
Common stock (Authorized 80,000,000 and 20,000,000, respectively; issued
  and outstanding 43,101,304 and 7,638,057, respectively)                                 431,013                76,381
Common stock warrants (Authorized, issued and outstanding 596,427
  and 658,231, respectively)                                                                    -                     -
Additional paid-in capital                                                            119,552,355            16,410,412
Accumulated other comprehensive income                                                   (516,279)              857,872
Retained earnings                                                                      12,301,898             6,973,206
                                                                               -------------------   -------------------
    Total stockholders' equity                                                        131,768,987            28,317,871
                                                                               -------------------   -------------------
    Total liabilities, Series C and D Preferred Stock and stockholders' equity    $ 1,149,330,882        $  283,302,299
                                                                               ===================   ===================



                                  See notes to consolidated financial statements

                             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)




                                                                              Nine Months Ended September 30,
                                                                                 1999                 1998
                                                                        -------------------   ---------------

   Revenues:
      Gross premium and policyholder fees earned                            $147,737,344          $95,945,350
      Reinsurance premiums assumed                                             1,524,094              657,519
       Reinsurance premiums ceded                                            (87,234,561)         (64,763,193)
                                                                          ----------------      ---------------
            Net premium and policyholder fees earned                          62,026,877           31,839,676
      Net investment income                                                   15,102,719            8,056,325
      Net realized gains on investments                                           17,827              280,548
       Fee income                                                              1,570,243            1,989,789
      Amortization of deferred revenue                                            33,474               47,517
                                                                          ----------------      ---------------
             Total revenues                                                   78,751,140           42,213,855
                                                                          ----------------      ---------------

   Benefits, claims and expenses:
      Increase in future policy benefits                                       1,191,812            2,069,093
      Claims and other benefits                                               40,115,174           20,656,621
      Interest credited to policyholders                                       5,845,901            5,426,434
      Increase in deferred acquisition costs                                  (2,591,879)          (2,813,933)
      Amortization of present value of future profits                            130,801              130,801
      Amortization of goodwill, net                                             (216,526)             115,509

      Commissions                                                             26,282,974           19,530,706
      Commission and expense allowances on reinsurance ceded                 (24,659,079)         (21,489,576)
      Other operating costs and expenses                                      25,325,663           15,535,725
                                                                          ---------------       ---------------
             Total benefits, claims and other deductions                      71,424,841           39,161,380
                                                                          ---------------       ---------------

   Operating income before taxes                                               7,326,299            3,052,475
   Federal income tax expense                                                  2,680,815            1,037,842
                                                                          ---------------        --------------
   Net income                                                                  4,645,484            2,014,633
   Redemption accrual on Series C and Series D Preferred Stock                   179,524              325,068
                                                                          ---------------        --------------
   Net income applicable to common shareholders                           $    4,465,960          $ 1,689,565
                                                                          ===============        ==============

   Earnings per common share:

     Basic                                                                 $        0.27          $     0.23
                                                                          ===============        ==============
     Diluted                                                               $        0.22          $     0.15
                                                                          ===============        ==============



                        See notes to unaudited consolidated financial statements

                            UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)




                                                                             Three Months Ended September 30,
                                                                                  1999                1998
                                                                           -----------------     ----------------
   Revenues:
      Gross premium and policyholder fees earned                            $ 80,920,538         $   32,265,182
      Reinsurance premiums assumed                                               543,852                217,523
      Reinsurance premiums ceded                                             (41,185,885)           (21,954,983)
                                                                           --------------       ----------------
            Net premium and policyholder fees earned                          40,278,505             10,527,722

      Net investment income                                                    9,433,474              2,686,850
      Net realized gains on investments                                           32,705                 63,773
      Fee income                                                                 432,377                774,130
      Amortization of deferred revenue                                            11,158                 15,839
                                                                            --------------      ----------------
             Total revenues                                                   50,188,219             14,068,314
                                                                            --------------      ----------------

   Benefits, claims and expenses:
      Increase in future policy benefits                                         348,898              1,304,143
      Claims and other benefits                                               25,637,304              6,134,060
      Interest credited to policyholders                                       2,183,538              1,892,820
      Increase in deferred acquisition costs                                  (1,171,508)            (1,174,305)
      Amortization of present value of future profits                             43,601                 17,383
      Amortization of goodwill, net                                             (293,531)                38,503
      Commissions                                                             12,870,175              6,514,724
      Commission and expense allowances on reinsurance ceded                  (9,054,915)            (6,899,143)
      Other operating costs and expenses                                      14,438,443              5,221,979
                                                                           ----------------      ---------------
             Total benefits, claims and other deductions                      45,002,005             13,050,164
                                                                          -----------------      ---------------

   Operating income before taxes                                               5,186,214              1,018,150
   Federal income tax expense                                                  1,953,186                346,172
                                                                           ----------------      ----------------
   Net income                                                                  3,233,028                671,978
   Redemption accrual on Series C and Series D Preferred Stock                         -                108,356
                                                                           ================      ================
   Net income applicable to common shareholders                              $ 3,233,028         $      563,622
                                                                           ================      ================

   Earnings per common share:

     Basic                                                                   $       0.10         $        0.07
                                                                            ================      ================

     Diluted                                                                 $       0.09         $        0.05
                                                                            ================      ================



                        See notes to unaudited consolidated financial statements






                            UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                      Nine Months Ended Sept. 30,
                                                                                        1999               1998
                                                                                   ---------------     --------------
Cash flows from operating activities:
Net income                                                                         $    4,645,484         $2,014,633
Adjustments  to reconcile  net income to net cash used by operating  activities, net of balances acquired:
  Deferred income taxes                                                                 1,058,673          1,037,842
  Change in reserves for future policy benefits                                         4,423,865           (798,147)
  Change in policy and contract claims                                                    679,478         (2,889,043)
  Change in deferred policy acquisition costs                                          (2,591,879)        (2,813,933)
  Change in deferred revenue                                                              (40,287)           (47,517)
  Amortization of present value of future profits                                         130,801            130,801
  Amortization of goodwill, net                                                          (216,526)           115,509
  Change in policy loans                                                                  147,436            (20,578)
  Change in accrued investment income                                                     573,810           (658,036)
  Change in reinsurance balances                                                       (4,360,010)          (935,097)
  Change in due and unpaid premium                                                       (477,159)           (63,433)
  Realized (gains)/losses on investments                                                  (17,827)          (280,548)
  Change in income taxes payable                                                        8,516,756                  -
  Other, net                                                                           (7,142,557)        (4,476,836)
                                                                                   ---------------     --------------
Net cash provided by/(used in) operating activities                                     5,330,058         (9,684,383)
                                                                                   ---------------     --------------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                            12,270,537         19,428,930
  Proceeds from redemption of fixed maturities available for sale                      14,675,246          3,108,323
  Cost of fixed maturities purchased available for sale                               (72,385,183)       (29,622,727)
  Change in amounts held in trust by reinsurer                                           (910,069)        (3,413,068)
  Change in amounts held for reinsurer                                                          -         (1,769,221)
  Proceeds from sale of equity securities                                                 373,803            343,102
  Cost of equity securities purchased                                                    (144,105)          (532,922)
  Change in other invested assets                                                       2,587,972          1,515,382
  Change in amounts due to/(from) broker                                                7,604,472         (1,751,523)
  Purchase of business, net of cash held                                               (5,348,323)        (2,562,824)
                                                                                   ---------------     --------------
Net cash used in investing activities                                                 (41,275,650)       (15,256,548)
                                                                                   ---------------     --------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                           89,600,469            570,288
  Net proceeds from issuance of Series D Preferred Stock                                1,750,000                  -
  Increase in policyholder account balances                                             1,876,771         11,829,794
  Change in reinsurance balances on policyholder account balances                      (1,063,391)        (2,278,689)
  Increase in loan payable                                                             70,000,000          1,850,000
  Principal payment on notes payable                                                   (4,750,000)          (350,000)
                                                                                   ---------------     --------------
Net cash provided by financing activities                                             157,413,849         11,621,393
                                                                                   ---------------     --------------

Net increase/(decrease) in cash and cash equivalents                                  121,468,257        (13,319,538)

Cash and cash equivalents at beginning of period                                       17,092,938         25,014,019
                                                                                   ---------------     --------------
Cash and cash equivalents at end of period                                           $138,561,195       $ 11,694,481
                                                                                   ===============     ==============

Supplemental cash flow information:
  Cash paid during the period for interest                                           $  1,265,270       $    200,523
                                                                                   ===============     ==============

  Cash paid during the period for income taxes                                     $       25,000      $           -
                                                                                   ===============     ==============

                        See notes to unaudited consolidated financial statements

                                        8
               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

         The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and consolidate the accounts of Universal American Financial Corp. ("Universal" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), WorldNet Services Corp. ("WorldNet") and Quincy Coverage Corp. ("Quincy"). On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the
"Penn Union Companies"): Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada").

         Universal is a life and accident and health insurance holding company whose principal insurance subsidiaries noted above traditionally, through a general agency system, marketed and underwrote products aimed at the senior market, including Medicare supplement, long-term care, home health care, life insurance and annuities. With the acquisition of the Penn Union Companies, the Company has expanded its issuance of fixed benefit accident and health insurance products. The acquisition expanded the Company's general agency system and generated a new distribution system consisting of career agents. The career agent distribution system operates through a network of regional managers that operate branch offices throughout the United States and Canada. These career agents focus only on sales for Pennsylvania Life and PennCorp Canada.

2.        EQUITY TRANSACTIONS

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

         On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share). In connection with the closing of the UA Purchase Agreement, certain managers and agents of Universal and the Penn Union Companies and holders of Series C Preferred Stock preemptive rights purchased 3,753,189 shares of common stock for $11,822,545 ($3.15 per share). The total number of shares issued amounted to 29,460,741 for total proceeds of $92,801,334. The transaction expenses incurred with the UA Purchase Agreement amounted to $6,963,662 and were charged to paid-in capital. Included in these transaction expenses was $5,120,896 paid to an affiliate of Capital Z, of which $1,375,000 was paid by issuing 436,508 shares of common stock of the Company ($3.15 per share).

         Shareholders' Agreement

         Universal, Capital Z, UAFC L.P. ("AAM") (an unaffiliated investment firm), Richard Barasch (the Chairman and Chief Executive Officer of the Company) and several other shareholders of Universal entered into a shareholders' agreement on July 30, 1999 (the "Shareholders' Agreement"). The Shareholders' Agreement requires that all proposed sales/transfers by the other shareholders who are party to the Shareholders' Agreement must first be offered to Richard Barasch and Capital Z, including its affiliates. However, pledges and some other transfers by any party to the Shareholders' Agreement of less than 2% of Universal's outstanding common stock at any one time, or 2.5% when aggregated with the other transfers by the shareholder and his, her or its permitted transferees of Universal's outstanding common stock, are permitted. In addition, Richard Barasch is not permitted to sell more than 2% of his holdings for a three-year period beginning July 30, 1999. The Shareholders' Agreement subjects the parties to tag-along and drag-along rights under some circumstances. "Tag-along rights" allow the holder of stock to include his, her or its stock in a sale of common stock initiated by another party to the Shareholders'
Agreement. "Drag-along rights" permit a selling party to the Shareholders' Agreement to force the other parties to the Shareholders' Agreement to sell a proportion of the other holder's shares in a sale arranged by the selling shareholder.

         Under the terms of the Shareholders' Agreement, of the nine members of Universal's board of directors, certain shareholders are permitted to nominate directors as follows: Capital Z: four, Richard Barasch: two, AAM: one and
Universal: two. Capital Z, Richard Barasch and AAM are each required to vote for the director(s) nominated by the others. The ability of Richard Barasch to nominate directors is also conditioned upon his continued employment with Universal. In addition, the ability to nominate directors is not transferable, except that Capital Z may transfer its right to a third-party buyer who acquires 10% or more of the outstanding common stock of Universal from Capital Z.

         Each party to the Shareholders' Agreement has agreed for two years following the closing not to vote his or its shares in favor of a merger where Universal's shareholders would receive consideration other than in the form of shares of the surviving entity.

         Grant of Incentive Stock Options

         On July 30, 1999, the Company granted incentive stock options to certain of its management and employees totaling 2,230,000 options. These options were granted at prices below the fair market value on the date of the grant and, therefore, an expense was recorded for the difference between the exercise price and the fair market price of the stock for those options vested.

3.        BUSINESS COMBINATION

         Penn Union Acquisition

         On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Penn Union Companies") and certain other assets as follows (the "Penn Union Transaction"). The Penn Union Companies are:


         Name of Insurance Company                 State or Province of Domicile
         Pennsylvania Life Insurance Company            Pennsylvania
         Peninsular Life Insurance Company              North Carolina
         Union Bankers Insurance Company                Texas
         Constitution Life Insurance Company            Texas
         Marquette National Life Insurance Company      Texas
         PennCorp Life Insurance Company                Ontario, Canada

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds generated from the UA Purchase Agreement described in Note 2 and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility (see Note 4). None of the revolving loan facility was drawn at closing. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal bank loan, to contribute to the surplus of Pennsylvania Life and for working capital.

         The Penn Union Transaction was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements. At the time of closing, the fair value of net assets of the acquired companies amounted to $157.9 million resulting in a negative goodwill amount of $19.9 million, which will be amortized on a straight line basis over a ten year period.

         The  consolidated  pro forma results of  operations,  assuming that the
companies   described  above  were  purchased  on  January  1,  1999  and  1998, respectively, are as follows:

                                     Nine Months Ended September 30,
                                ------------------------------------------
                                      1999                   1998 (a)
                               -------------------     ------------------
Total revenue                      $ 205,420,000         $  219,356,000
Operating income before taxes      $  24,245,000         $   (2,118,000)
Net income                         $  14,291,000         $   (1,165,000)

Earnings per common share:
    Basic                          $        0.36         $        (0.03)
    Diluted                        $        0.32         $        (0.03)

      (a) The results of the Penn Union Companies for the nine months ended September 30, 1998 included reserve strengthenings which resulted in a reduction of $17.4 million in net income after tax, or $0.41 per basic share and $0.39 per diluted share.

4.        LOAN AGREEMENTS

         As of July 30, 1999 the Company had a loan outstanding of $4.3 million pursuant to a credit agreement with Chase Manhattan Bank executed in 1998. During the seven months ended July 30, 1999, the Company repaid $0.5 million in principal and $0.2 million in interest. In connection with the Penn Union Transaction discussed in Note 3, the $4.3 million amount outstanding on the 1998 credit agreement was repaid in full on July 30, 1999. As a result of this repayment, the Company paid $25 thousand to terminate an interest rate swap agreement that was in place with this credit agreement. In addition, the Company expensed $87 thousand of unamortized loan origination expenses related to the 1998 credit agreement.

         In connection with the Penn Union Transaction on July 30, 1999, the Company entered into an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points (currently 9.01%) and the principal repays over a seven year period with a final maturity date of July 31, 2006. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, PFI, Inc. (an immaterial subsidiary), Quincy (an immaterial subsidiary), WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of PennCorp Canada). The Company has not drawn down any of the revolving loan facility and pays a commitment fee of 50 basis points on the unutilized facility. For the two months ended September 30, 1999, the Company paid $1.054 million in interest on the term loan.

5.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the nine-month periods ended September 30, 1999 and 1998 are as follows:

                                                      For the Nine Months
                                                      Ended September 30,
                                               ---------------------------------
                                                    1999                 1998
                                                -------------        -----------

  Net income                                     $ 4,645,484         $ 2,014,633
                                                -------------      -------------
  Other comprehensive income:
  Unrealized gain/(loss) on securities            (2,428,136)          1,243,910
  Foreign currency translation adjustment          1,053,985               -
                                                -------------      -------------
  Other comprehensive income/(loss)               (1,374,151)          1,243,910
                                                -------------      -------------
  Comprehensive income                           $ 3,271,333         $ 3,258,543
                                                =============      =============

         The components of comprehensive income, net of related tax, for the three-month periods ended September 30, 1999 and 1998 are as follows:

                                                       For the Three Months
                                                        Ended September 30,
                                               ---------------------------------
                                                     1999                1998
                                                ----------------     -----------

   Net income                                     $ 3,233,028       $    671,978
                                                 ---------------     -----------
   Other comprehensive income:
   Unrealized gain/(loss) on securities              (412,602)         1,057,791
   Foreign currency translation adjustment          1,053,985                  -
                                                 ---------------     -----------
   Other comprehensive income                         641,383          1,057,791
                                                 ---------------     -----------
   Comprehensive income                          $  3,874,411        $ 1,729,769
                                                 ===============     ===========

6.       FEDERAL INCOME TAXES

         Universal files a consolidated U.S. income tax return that includes its non-insurance company subsidiaries as well as American Pioneer and American Progressive. Due to Internal Revenue Code restrictions, the remaining insurance companies file a consolidated U.S. life insurance company income tax return that includes the Penn Union Companies with American Exchange as the parent. For periods ending prior to their acquisition, the Penn Union Companies are included in the consolidated U.S. tax returns of their former parents. Additionally, both PennCorp Canada and Pennsylvania Life's Canadian branch file separate income tax returns in Canada.

7.       EARNINGS PER SHARE

         Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts for the nine months ended September 30, 1999. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the nine months ended September 30, 1999 and 1998 are as follows:

                                                                 For the Nine Months Ended Sept. 30, 1999
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                   $ 4,645,484
Less: Redemption accrual on Series C and Series D
  Preferred Stock                                               (179,524)
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                   4,465,960           16,580,623        $     0.27
                                                                                                   =============
Effect of Dilutive Securities:
Series B Preferred Stock                                                            1,382,715
Series C Preferred Stock                                         179,524              725,333
Series D Preferred Stock                                                              991,770
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   641,521
Incentive stock options                                                             1,407,556
Director stock options                                                                 51,500
Agents and others stock options                                                       262,786
Treasury stock purchased from proceeds of
  Options and warrants                                                             (2,418,805)
                                                           ---------------    -----------------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions                      $ 4,645,484           21,640,759        $     0.22
                                                           ===============    =================    =============


















                                                                 For the Nine Months Ended Sept. 30, 1998
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                    $2,014,633
Less:  Redemption accrual on Series C Preferred Stock
                                                                (325,068)
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                   1,689,565            7,497,878        $     0.23
                                                                                                   =============
Effect of Dilutive Securities:
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                         325,068            2,176,000
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   658,281
Incentive stock options                                                               173,262
Director stock option                                                                  15,300
Treasury stock purchased from proceeds of
  Options and warrants                                                             (1,244,184)
                                                           ---------------    -----------------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions                       $2,014,633           13,070,074        $     0.15
                                                           ===============    =================    =============

         A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended September 30, 1999 and 1998 are as follows:

                                                               For the Three Months Ended Sept. 30, 1999
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           -----------------    -------------      -------------
Basic EPS
Net income applicable to common shareholders                   3,233,028           32,065,773        $     0.10
                                                                                                   =============
Effect of Dilutive Securities:
Series B Preferred Stock                                                              592,592
Series C Preferred Stock                                                                    -
Series D Preferred Stock                                                              462,963
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   620,562
Incentive stock options                                                             2,639,167
Director stock options                                                                 51,500
Agents and others stock options                                                       262,786
Treasury stock purchased from proceeds of
  Options and warrants                                                             (2,700,605)
                                                           ---------------    -----------------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions                      $ 3,233,028           36,010,498        $     0.09
                                                           ===============    =================    =============




                                                                For the Three Months Ended Sept. 30, 1998
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
Net income                                                      $671,978
Less: Redemption accrual on Series C Preferred
  Stock                                                         (108,356)
                                                           ---------------
Basic EPS
Net income applicable to common shareholders                     563,622            7,610,901        $     0.07
                                                                                                   =============
Effect of Dilutive Securities:
Series B Preferred Stock                                                            1,777,777
Series C Preferred Stock                                         108,356            2,176,000
Non-registered warrants                                                             2,015,760
Registered warrants                                                                   658,281
Incentive stock options                                                               221,789
Director stock option                                                                  15,300
Treasury stock purchased from proceeds of
  Options and warrants                                                             (1,267,535)
                                                           ---------------    -----------------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions                         $671,978           13,208,273        $     0.05
                                                           ===============    =================    =============

8.       INVESTMENTS

         As of September 30, 1999 and December 31, 1998, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                     September 30, 1999
                                       -------------------------------------------------------------------------------
                                                                       Gross              Gross
                                               Amortized            Unrealized         Unrealized           Fair
Classification                                    Cost                 Gains             Losses             Value
----------------------------------     ---------------------- -------------------- ---------------- ------------------
US Treasury securities
  and obligations of
  US government                           $       60,089,441      $       206,912   $    (127,839)    $    60,168,514
Foreign government debt
  securities                                     114,957,681              530,600        (320,606)        115,167,675
Corporate debt securities                        265,689,258              801,065      (3,138,461)        263,351,862
Mortgage-backed securities                       208,561,138              642,028      (3,334,391)        205,868,775
                                       ---------------------- -------------------- ---------------- ------------------
                                           $     649,297,518       $    2,180,605    $ (6,921,297)     $  644,556,826
                                       ====================== ==================== ================ ==================

                                                                     December 31, 1998
                                       -------------------------------------------------------------------------------
                                                                     Gross              Gross
                                             Amortized            Unrealized          Unrealized           Fair
Classification                                  Cost                 Gains              Losses             Value
----------------------------------     ---------------------- -------------------- ----------------- -----------------
US Treasury securities
  and obligations of
  US government                            $       6,444,302        $     181,694   $      (28,440)   $     6,597,556
Corporate debt securities                         63,502,687            1,680,539         (472,027)        64,711,199
Mortgage-backed securities                        62,280,125            1,821,084         (612,330)        63,488,879
                                       ---------------------- -------------------- ----------------- -----------------
                                             $   132,227,114         $  3,683,317     $ (1,112,797)     $ 134,797,634
                                       ====================== ==================== ================= =================

         The amortized cost and fair value of fixed maturities at September 30, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized                Fair
                                                Cost                   Value
                                            ------------------     -------------
     Due in 1 year or less                  $     26,884,101      $  27,150,915
     Due after 1 year through 5 years            153,025,962        152,768,752
     Due after 5 years through 10 years          176,484,113        175,110,904
     Due after 10 years                           52,379,579         51,609,825
     Mortgage-backed securities                  240,523,763        237,916,430
                                            ------------------   ---------------
                                            $    649,297,518      $ 644,556,826
                                            ==================   ===============

9.       SERIES C PREFERRED STOCK

         During 1997, the Company issued 51,680 shares (par value $100) of Series C Preferred Stock for $5.2 million, of which $2.4 million was purchased by AAM, an unaffiliated investment firm, $0.6 million by Chase Equity Partners, L.P., $1.4 million by Richard Barasch, members of his family, and members and associates of the Company's management and $0.8 million by owners and employees of Ameri-Life & Health Services, a general agency that sells the Company's senior market products. This transaction received the approval of the Florida Insurance Department.

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

         The Company, AAM, the holders of the Series C Preferred Stock, Barasch Associates Limited Partnership ("BALP") and Richard Barasch entered into a stockholders' agreement at the closing of the 1997 transaction. The stockholders' agreement was superceded by the new shareholders' agreement executed upon the closing of the Capital Z Transaction. (See Note 2).

         The Series C Preferred Stock had preemptive rights, which were triggered by the execution of the UA Purchase Agreement on December 31, 1998, subject to the closing of the sale pursuant to that agreement. 1,159,243 shares of common stock were purchased pursuant to these preemptive rights at a price of $3.15 per share.

10.      SERIES D PREFERRED STOCK

         On December 31, 1998, the Company contracted to sell 40,000 shares (par value $100) of Series D Preferred Stock to UAFC, L.P. for $4.0 million. The Series D Preferred Stock was divided into two sub-series, Series D-1 and Series D-2. The 22,500 Series D-1 Shares were issued on December 31, 1998 and the 17,500 Series D-2 shares were issued on February 12, 1999. The Series D Preferred Stock has the same provisions as the Series C Preferred Stock, except
(i) that the Series D has no voting rights except as required by law, (ii) the conversion price on the Series D-1 was $2.70 rather than $2.375 per share, (iii) the conversion price of the Series D-2 was $2.70 or, if a "change of control" transaction, as defined, occurs in 1999, the conversion price will be equal to the per share price at which common stock is issued in the change of control transaction, and (iv) if the issuance of voting shares to a Series D shareholder pursuant to a conversion requires regulatory approval, the conversion will be postponed until such approval is obtained or ceases to be required. The Capital Z Transaction, which closed on July 30, 1999, was a "change of control" within the meaning of the terms of the Series D Preferred Stock and, therefore, the conversion price on the Series D-2 was $3.15. Under the sale of the Series D Preferred Stock, preemptive rights of the Series C-1 Preferred Stock held by UAFC, L.P. and the Series C-2 Preferred Stock were waived.

         On March 11, 1999, the Company gave notice of conversion of the Series D-1 and D-2 Preferred Stock. Since the conversion of the Series D-1 and D-2 Preferred Stock held by UAFC, L.P. to common stock would result in its owning more than 10% of the Company's voting stock, implementation of the conversion required that the New York Insurance Department either (i) approve of UAFC, L.P. becoming a controlling stockholder of the Company or (ii) determine that such conversion would not result in UAFC, L.P. becoming a controlling person of Universal. The completion of the conversion of the Series D Preferred Stock was therefore deferred until July 30, 1999 when such conditions became no longer applicable because the shares of UAFC, L.P., after conversion of the Series D Preferred Stock, became less than 10% of Universal's then outstanding stock and thus AAM was not a controlling person. Thus, on July 30, 1999, the outstanding Series D-1 and Series D-2 Preferred Stock were converted into 1,388,889 shares of common stock. As a result of this conversion, the redemption accrual of $62.5 thousand was eliminated and credited to retained earnings.

11.  STOCKHOLDERS' EQUITY

         Preferred Stock

         The Company has 2,000,000 authorized, but unissued, shares of preferred stock.

         Series B Preferred Stock

         At December 31, 1998, the Company had 400 shares of Series B Preferred Stock issued and outstanding, with a par value of $10,000 per share, which were held by Wand/Universal Investments L.P. I and II ("Wand"). The Series B Preferred Stock was convertible into common stock at $2.25 per share (subject to adjustment) and was entitled to dividends as if already converted, only when and if dividends were declared on the common stock. The holders of the Series B Preferred Stock could not require the Company to redeem it unless the Company engaged in certain defined transactions. The Company had the right to require a conversion if it raised additional equity from the public on pricing terms that met certain criteria.

         The Series B Preferred Stock was converted into 1,777,777 shares of common stock on July 30, 1999 at the time of the closing of the Capital Z Transaction.

         Common Stock

         At the Special Meeting of Shareholders held on July 27, 1999, the shareholders voted in favor of increasing the number of authorized shares for issuance from 20,000,000 to 80,000,000. (See Note 2 for further information of shares issued pursuant to the closing of the Capital Z Transaction).

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 1999 and December 31, 1998 were 43,101,304 and 7,638,057, respectively.
Changes in the number of shares of common stock outstanding were as follows:


           Balance at December 31, 1998                                7,638,057
           Stock options exercised                                        17,000
           Stock warrants exercised                                       61,804
           Stock purchases pursuant to Agents' Stock Purchase Plan        30,432
           Stock issued under employee benefit plans                     114,110
           Conversion of the Series B Preferred Stock                  1,777,777
           Conversion of the Series C Preferred Stock                  2,175,986
           Conversion of the Series D Preferred Stock                  1,388,889
           Stock issued pursuant to UA Purchase Agreement             29,897,249
                                                                      ----------
           Balance at September 30, 1999                              43,101,304
                                                                      ==========

         Common Stock Warrants

         The Company had 596,427 common stock warrants issued and outstanding at September 30, 1999 and 658,231 issued and outstanding at December 1998, which are registered under the Securities Exchange Act of 1934. At September 30, 1999 and December 31, 1998, the Company had 2,015,760 warrants outstanding which are not registered under the Securities Exchange Act of 1934. The warrants have no par value, have an exercise price to purchase common stock on a one to one basis at $1.00 and expire on December 31, 1999.

12.      STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS

         American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirements. At September 30, 1999 the statutory capital and surplus, including asset valuation reserve, of the Insurance Subsidiaries was $90.7 million.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1998 all of the Insurance Subsidiaries except Pennsylvania Life maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level. Pennsylvania Life received capital contributions from its former parent PFG and from Universal of $13.2 and $10 million, respectively, in conjunction with the close of the Penn Union Transaction. Additionally, Pennsylvania Life's invested assets improved as a result of the sale of PennCorp Canada and certain non-performing assets being replaced with higher quality assets.

         Also associated with the closing, Pennsylvania Life recorded additional claims and active life reserves of $26.7 million in its statutory financial statements during the three months ended September 30, 1999. This was primarily the result of a change in its statutory accounting policy for claim reserves to a prescribed methodology from a practice permitted by the Pennsylvania Department of Insurance ("PA DOI"). In 1998, the PA DOI permitted Pennsylvania Life to use its own termination rate experience in claim reserves rather than the full statutory tables as required by the PA DOI. As a result of these transactions, management believes that Pennsylvania Life is in compliance with the regulatory RBC requirements.

         PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $61.6 million as of September 30, 1999. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at September 30, 1999.

13.      BUSINESS SEGMENT INFORMATION

         During the third quarter of 1999 and with the acquisition of the Penn Union companies, Universal changed its segment structure. Under the new structure, the information previously reported under "Life Insurance Segment" and "Other Accident and Health Insurance Segment" has been combined under the Retained Inforce Segment. In addition, the Career Agents Segment acquired with the acquisition is reported as a separate segment. Under the new segment structure, Universal considers itself to have four business segments: Career Agents, Brokerage Agents, Retained In Force and Non-Insurance Businesses. Products distributed through the Career Agents segment are through a network of regional managers that operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. The career agents will begin to offer Universal's senior market products discussed below. The Brokerage Agents segment focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home, hospital indemnity products, life insurance and annuities. These brokerage agents do not sell exclusively for Universal. The Retained In Force segment represents those blocks of insurance policies that were acquired through the acquisition of various companies or are not currently produced through the career or brokerage agency distribution systems. The Non-Insurance segment consists mainly of the Parent Company and WorldNet operations. The information below reflects the change in Universal's segment structure for 1999 as well as 1998.

         Financial data by segment as of and for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                             September 30, 1999
                                             ------------------------------------------------------------------------------------
                                                  Career         Brokerage        Retained       Non-Insurance
                                                  Agents          Agents          In force        Businesses          Total
                                             ----------------- -------------- ----------------- ---------------- ----------------
    Net premiums and policyholder fees earned  $ 21,664,390       $21,382,204   $ 18,980,283       $       -     $  62,026,877
    Net investment income                         4,565,110           546,059     10,021,534          (29,984)      15,102,719
    Realized gains                                   18,062               645         29,104          (29,984)          17,827
    Fee and other income                            (58,780)                -        (93,325)       1,755,822        1,603,717
                                             ----------------- --------------  ---------------  --------------    --------------
                                                 26,188,782        21,928,908     28,937,596        1,695,854       78,751,140
                                             ----------------- --------------  ---------------  --------------    --------------

    Policyholder benefits                        12,594,335        15,939,004     18,619,548                 -      47,152,887
    Change in deferred acquisition costs           (405,698)       (2,454,402)       268,221                 -      (2,591,879)
    Commissions and general expenses             10,179,573         6,470,924      6,885,231          3,328,105     26,863,833
                                             ----------------- -------------- ---------------- ---------------- ----------------
      Total benefits, claims and other
      deductions                                 22,368,210        19,955,526     25,773,000          3,328,105     71,424,841
                                             ----------------- -------------- ---------------- ---------------- ----------------
    Operating income/(loss) before taxes     $    3,820,572       $1,973,382    $  3,164,596       $ (1,632,251)  $  7,326,299
                                             ================= ==============  =============== ================ ================

    ASSETS
    Cash and investments                     $  443,680,628      $ 9,870,976    $357,920,180       $  7,897,192  $  819,368,976
    Deferred policy acquisition costs               406,528        9,692,545      20,243,311                  -      30,342,384
    Accrued investment income                     4,447,298          223,331       5,925,654                  -      10,596,283
    Goodwill                                              -        3,702,664         536,411                  -       4,239,075
    Present value of future profits                       -          962,929         475,871                  -       1,438,800
    Due and unpaid premiums                       3,543,639          436,185       1,106,210                  -       5,086,034
    Reinsurance recoverable                       4,889,979       35,922,370     153,115,198                  -     193,927,547
    Other assets                                 52,546,457               -       20,885,860         10,899,466      84,331,783
                                             ================= ============== ================ ================ ================
      Total assets                            $ 509,514,529       $60,811,000   $560,208,695       $ 18,796,658  $1,149,330,882
                                             ================= ============== ================ ================ ================



                                                                            September 30, 1998
                                             ------------------------------------------------------------------------------------
                                                  Career         Brokerage        Retained      Non-Insurance
                                                  Agents          Agents          In force        Businesses          Total
                                             ----------------- -------------- ----------------- ---------------  ----------------

    Net premiums and policyholder fees earned   $       -       $ 17,306,052    $  14,533,624      $      -       $ 31,839,676
    Net investment income                               -            740,104        7,255,638           60,583       8,056,325
    Realized gains                                      -             25,773          252,665            2,110         280,548
    Fee and other income                                -                 -            47,517        1,989,789       2,037,306
                                             ----------------- -------------- ----------------- ---------------  ----------------
      Total revenues                                    -         18,071,929       22,089,444        2,052,482      42,213,855
                                             ----------------- -------------- ----------------- ---------------  ----------------

    Policyholder benefits                               -         13,296,534       14,855,614               -       28,152,148
    Change in deferred acquisition costs                -         (1,918,049)        (895,884)              -       (2,813,933)
    Commissions and general expenses                    -          6,004,621        6,390,755        1,427,789      13,823,165
                                             ----------------- -------------- ----------------- ---------------  ----------------
      Total benefits, claims and other
      deductions                                        -         17,383,106       20,350,485        1,427,789      39,161,380
                                             ----------------- -------------- ----------------- ---------------  ----------------

   Operating income before taxes                $       -        $   688,823    $   1,738,959      $   624,693    $  3,052,475
                                              ================= ============== ================= ===============  ================


    ASSETS
    Cash and investments                     $        -          $14,665,685    $ 143,775,579        $ 777,730     $159,218,994
    Deferred policy acquisition costs                     -        6,311,718       15,615,463                -       21,927,181
    Accrued investment income                             -          368,904        3,616,559           30,197        4,015,660
    Goodwill                                              -        3,775,977          617,110                -        4,393,087
    Present value of future profits                       -        1,020,365          592,835                -        1,613,200
    Due and unpaid premiums                               -          385,981          225,723                -          611,704
    Reinsurance recoverable                               -       30,440,643       56,378,376                -       86,819,019
    Other assets                                          -               -                -        10,383,797       10,383,797
                                             ================= ============== ================= ===============  ================
      Total assets                           $            -     $ 56,969,273    $ 220,821,645     $ 11,191,724     $288,982,642
                                             ================= ============== ================= ===============  ================



         Financial data by segment as of and for the three months ended September 30, 1999 and 1998 is as follows:

                                                                             September 30, 1999
                                             ------------------------------------------------------------------------------------
                                                  Career         Brokerage        Retained       Non-Insurance
                                                  Agents          Agents          In force        Businesses          Total
                                             ----------------- -------------- ----------------- ---------------- ----------------

    Net premiums and policyholder fees earned   $21,664,390     $ 7,969,296    $ 10,644,819       $         -      $ 40,278,505
    Net investment income                         4,565,110         147,068       4,784,899            (63,603)       9,433,474
    Realized gains/(losses)                          18,062           1,692          42,847            (29,896)          32,705
    Fee and other income                            (58,780)             -         (115,641)           617,956          443,535
                                             ----------------- -------------- ----------------- ---------------- ----------------
                                                 26,188,782       8,118,056      15,356,924            524,457       50,188,219
                                             ----------------- -------------- ----------------- ---------------- ----------------

    Policyholder benefits                      12,594,335          5,976,356       9,599,049                 -       28,169,740
    Change in deferred acquisition costs         (405,698)          (823,628)         57,818                 -       (1,171,508)
    Commissions and general expenses           10,179,573          2,067,706       3,161,431          2,595,063      18,003,773
                                             ----------------- -------------- ----------------- ---------------- ----------------
      Total benefits, claims and other
      deductions                               22,368,210          7,220,434      12,818,298          2,595,063      45,002,005
                                             ----------------- -------------- ----------------- ---------------- ----------------

    Operating income/(loss) before taxes      $ 3,820,572      $     897,622   $   2,538,626     $  (2,070,606)   $   5,186,214
                                             ================= ============== ================= ================ ================

                                                                             September 30, 1998
                                             ------------------------------------------------------------------------------------
                                                  Career         Brokerage        Retained       Non-Insurance
                                                  Agents          Agents          In force        Businesses          Total
                                             ----------------- -------------- ----------------- ---------------- ----------------

    Net premiums and policyholder fees earned   $       -       $  6,021,497    $   4,506,225   $          -     $  10,527,722
    Net investment income                               -            317,447        2,367,051           2,352        2,686,850
    Realized gains                                      -              7,535           56,182              56           63,773
    Fee and other income                                -                  -           15,839         774,130          789,969
                                             ----------------- -------------- ----------------- ---------------- ----------------
      Total revenues                                    -          6,346,479        6,945,297         776,538       14,068,314
                                             ----------------- -------------- ----------------- ---------------- ----------------

    Policyholder benefits                               -          4,631,736        4,699,287                -       9,331,023
    Change in deferred acquisition costs                -           (732,096)        (442,209)               -      (1,174,305)
    Commissions and general expenses                    -          2,052,583        2,260,551           580,312      4,893,446
                                             ----------------- -------------- ----------------- ---------------- ----------------
      Total benefits, claims and other
      deductions                                        -          5,952,223        6,517,629           580,312     13,050,164
                                             ----------------- -------------- ----------------- ---------------- ----------------
    Operating income before taxes                $      -        $   394,256   $ $    427,668    $      196,226   $  1,018,150
                                             ================= ============== ================= ================ ================


14.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued, as amended, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. This Statement requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

Penn Union Acquisition

         On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Penn Union Companies") and certain other assets as follows (the "Penn Union Transaction"). The Penn Union Companies are:

         Name of Insurance Company                 State or Province of Domicile
         Pennsylvania Life Insurance Company          Pennsylvania
         Peninsular Life Insurance Company            North Carolina
         Union Bankers Insurance Company              Texas
         Constitution Life Insurance Company          Texas
         Marquette National Life Insurance Company    Texas
         PennCorp Life Insurance Company              Ontario, Canada

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds generated from the UA Purchase Agreement (See - Liquidity and Capital Resources) and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility. None of the revolving loan facility was drawn at closing. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal bank loan, to contribute to the surplus Pennsylvania Life and for working capital.


         The Penn Union Transaction was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements.

  General

         Universal is a life and accident and health insurance holding company whose principal insurance subsidiaries traditionally, through a general agency system, marketed and underwrote products aimed at the senior market, including Medicare supplement, long-term care, home health care, life insurance and annuities. With the acquisition of the Penn Union Companies, the Company has expanded its product portfolio to include fixed benefit accident and health insurance products. The acquisition expanded the Company's general agency system and generated a new distribution system consisting of career agents. The career agent distribution system operates through a network of regional managers that operate branch offices throughout the United States and Canada. These career agents focus only on sales for Pennsylvania Life and PennCorp Canada.

         Universal has four business segments which are aligned based on distribution channels: Career Agents, Brokerage Agents, Retained In Force and Non-Insurance Businesses. Products distributed through the Career Agents segment are through a network of regional managers that operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. The career agents will begin to offer Universal's senior market products discussed below. The Brokerage Agents segment focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home, hospital indemnity products, life insurance and annuities. These brokerage agents do not sell exclusively for Universal. The Retained In force segment represents those blocks of insurance policies that were acquired through the acquisition of various companies or are not currently produced through the career or brokerage agency distribution systems. The
Non-Insurance segment consists mainly of the Parent Company and WorldNet operations.

Results of Operations

         Nine Months Ended September 30, 1999

         For the nine months ended September 30, 1999, the Company earned net income after Federal income taxes of $4.5 million ($0.22 per diluted share) compared to $1.7 million ($0.15 per diluted share) in the prior year. Operating income before Federal income taxes amounted to $7.3 million for the nine months ended September 30, 1999 compared to $3.1 million in the prior year, which amounts include net realized gains on investments of $18 thousand and $281 thousand, respectively.

         Premiums. Total net premium increased approximately $30.2 million to approximately $62.0 million for the nine months ended September 30, 1999, compared to net premium of approximately $31.8 million in the prior year. In the nine months ended September 30, 1999, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $149.2 million, a $52.7 million increase over the $96.6 million amount in 1998. Of this increase, $22.3 million was attributable to the acquisition of the Career Agents Segment and $21.1 million was attributable to the acquired Retained In Force businesses. Total reinsurance premiums ceded for the nine months ended September 30, 1999 amounted to $87.2 million, an increase of $22.4 over the 1998 amount of $64.8. Total reinsurance premium ceded from the acquisition of the Career Agents Segment amounted to $0.6 million and the acquired Retained In Force amounted to $15.1 million.

         The Company's Brokerage Agents Segment consists mainly of Medicare supplement and long term care products. For the nine months ended September 30, 1999 gross premiums increased approximately $9.6 million to $74.9 million over the prior year as follows:

                                                    Premium          Premium
   Product                                 Increase/(Decrease)        Earned
   ------------------------------------ ------------------------  --------------
                                              (in millions)       (in millions)
   Medicare Supplement                         $  11.3                 $  27.2
   Freedom Care                                    1.8                     4.2
   Hospital Indemnity, Home Health Care
       and Nursing Home                            0.2                     3.4
   First National assumed business                (1.7)                   33.4
   Dallas General assumed business                (2.1)                    6.2
   Group Health                                    0.1                     0.5
                                               ----------            -----------
          Totals                                $  9.6                  $ 74.9
                                               ==========            ===========

         While the Company was able to increase its gross premium revenue from its senior market products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 1999 amounted to $53.5 million, a $5.4 million increase from the 1998 amount of $48.1 million.

                                               Ceded Premium      Total Premium
    Product                                  Increase/(Decrease)      Ceded
    ------------------------------------     ------------------- ---------------
                                                (in millions)     (in millions)
    Medicare Supplement                           $ 7.2                 $ 18.4
    Freedom Care                                    0.5                    1.3
    Hospital Indemnity, Home Health Care
      and Nursing Home                              0.3                    1.5
    First National assumed business                (2.7)                  25.7
    Dallas General assumed business                   -                    6.2
    Group Health                                    0.1                    0.4
                                                ------------         -----------
          Totals                                 $  5.4                 $ 53.5
                                                ============         ===========

         The Company's Retained In force Segment consists mainly of life and health insurance products that are not marketed by the brokerage or career agents For the nine months ended September 30, 1999 gross premiums increased approximately $20.7 million to $52.0 million over the prior year as follows:

                                                 Premium            Premium
  Product                                    Increase/(Decrease)     Earned
  ---------------------------------------     ----------------   ---------------
                                                (in millions)     (in millions)
  Life products                                    $  0.2              $  11.3
  Major Medical                                      (2.3)                 9.6
  International Medical                               0.6                  4.0
  Concept Medical                                     0.7                  1.9
  Other Health                                        0.4                  4.1
  Constitution Life and Annuity Products              3.4                  3.4
  Union Bankers Major Medical                        17.7                 17.7
                                                 -----------         -----------
          Totals                                   $ 20.7              $  52.0
                                                 ===========         ===========

The Company continues to reinsure a portion of the risks associated with its Retained In force products to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 1999 amounted to $33.1 million, a $16.5 million increase from the 1998 amount of $16.6 million.

                                               Ceded Premium      Total Premium
  Product                                   Increase/(Decrease)      Ceded
  --------------------------------------    ------------------   ---------------
                                              (in millions)       (in millions)
  Life products                                    $  1.1              $   5.6
  Major Medical                                      (1.9)                 5.9
  International Medical                               0.7                  3.7
  Concept Medical                                     0.7                  1.7
  Other Health                                        0.5                  0.8
  Constitution Life and Annuity Products              2.9                  2.9
  Union Bankers Major Medical                        12.5                 12.5
                                                 -----------          ----------
          Totals                                  $  16.5              $  33.1
                                                 ===========          ==========

         Net investment income of the Company increased $7.0 million to $15.1 million for the nine months ended September 30, 1999, compared to $8.1 million in the prior year. Investment income of the acquired companies totaled $6.8 million. The remaining increase is attributable to the increase in invested assets outstanding during the nine month period in 1999 compared to 1998. Realized gains on investments amounted to $18 thousand for the nine months ended September 30, 1999 compared to a gain of $281 thousand in the prior year. During 1999 the Company wrote down a permanently impaired security by $0.2 million.

         Fee income amounted to $1.6 million for the nine months ended September 30, 1999, a decrease of $0.4 million over the $2.0 million amount for the prior year which is attributable to a reduction in administrative services provided by the administrative company's Miami facility. The amortization of deferred revenue amounted to $33.4 thousand for the nine months ended September 30, 1999 compared to $47.5 thousand in the prior year.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $32.2 million to $71.4 million for the nine months ended September 30, 1999, compared to $39.2 million in the prior year.

         Claims and other benefits in the Career Agents Segment amounted to $12.8 million while the change in reserves amounted to a decrease of $0.2 million.

         Claims and other benefits in the Brokerage Agents Segment increased $2.5 million to $14.0 million for the nine months ended September 30, 1999 compared to the prior year. The change in reserves for the nine months ended September 30, 1999 amounted to an increase of $1.9 million compared to an increase of $1.7 million in the prior year.

         Claims and other benefits in the Retained In Force Segment increased $4.2 million to $13.3 million compared to $9.1 million in the prior year. Of this increase $1.4 million is due to Constitution Life and $3.8 million is due to Union Bankers. The increase is offset by a decrease in the Company's life claims of $1.4 million. The change in reserves amounted to a decrease of $0.5 million compared to an increase of $0.3 million in the prior year. Constitution's reserves decreased $0.4 million and Union Bankers reserves increased $1.0 million.

         Interest credited to policyholders increased $0.4 million to $5.8 million, which increase is the result of more interest sensitive account values in force.


         The change in deferred acquisition costs amounted to an increase of $2.6 million for the nine months ended September 30, 1999 compared to an increase of $2.8 million in 1998. The change in deferred acquisition costs for the Career Agents Segment amounted to an increase of $0.4 million. The change in deferred acquisition costs in the Brokerage Agents Segment was an increase of $2.5 million for the nine months ended September 30, 1999 compared to $1.9 million in the prior year. Deferred acquisition costs in the Retained In force Segment decreased $1.2 million.

         In the nine months ended September 30, 1999, the Company amortized $115.5 thousand of goodwill generated in the acquisitions of First National ($83.9 thousand) and American Exchange ($31.6 thousand). The amortization of negative goodwill for the Penn Union companies for the two months ended September 30, 1999 totaled $0.3 million. In the nine months ended September 30, 1999, the Company amortized $0.1 million of present value of future profits generated in the acquisitions of American Exchange ($96.1 thousand) and Dallas General ($34.7 thousand).

         Commissions increased $6.8 million in the nine months ended September 30, 1999 to $26.3 million, compared to $19.5 million in the prior year, of which $5.6 million relates to the acquired companies. The remaining increase is a direct result of the increase in premium discussed above. Commissions and expense allowances on reinsurance ceded increased $3.2 million in the nine months ended September 30, 1999 to $24.7 million, compared to $21.5 million in the prior year. $0.2 million is attributable to the acquired companies. This remainder is the direct result of the increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $10.0 million in the nine months ended September 30, 1999 to $25.5 million, compared to $15.5 million in the prior year. The insurance companies' expenses amounted to $22.4 for the nine months ended September 30, 1999 compared to $13.2 million in the prior year, an increase of $9.2 million, largely related to $6.5 million of expenses in the acquired companies. The non-insurance companies' expenses of $3.3 million increased $1.9 million compared to the prior period. Parent Company expenses increased $2.0 million related to interest on the new loan agreement of $1.3 million and one time expenses of $0.7 million related to the acquisition of Penn Union Companies.

         Three Months Ended September 30, 1999

         For the three months ended September 30, 1999, the Company earned net income after Federal income taxes of $3.3 million ($0.09 per diluted share) compared to $0.6 million ($0.05 per diluted share) in the prior year. Operating income before Federal income taxes amounted to $5.2 million for the three months ended September 30, 1999 compared to $1.0 million in the prior year, which amounts include net realized gains on investments of $32.7 thousand and $63.8 thousand.

         Premiums. Total net premium increased approximately $29.8 million to approximately $40.3 million for the three months ended September 30, 1999, compared to net premium of approximately $10.5 million in the prior year. In the three months ended September 30, 1999, the Company's gross premium and policyholder fees earned (including reinsurance premiums assumed) amounted to $81.5 million, a $49.0 million increase over the $32.5 million amount in 1998. Of this increase, $22.3 million was attributable to the acquisition of the Career Agents Segment and $21.1 million was attributable to he acquired Retained In Force businesses. Total reinsurance premiums ceded for the three months ended September 30, 1999 amounted to $41.2 million, an increase of $19.2 million over the 1998 amount of $22.0 million. Total reinsurance premium ceded from the acquisition of the Career Agents Segment amounted to $0.6 million and the acquired Retained In Force amounted to $15.4 million.

         The Company's Brokerage Agents Segment consists mainly of Medicare supplement and long-term care products. For the three months ended September 30, 1999 gross premiums increased approximately $5.5 million to $27.6 million over the prior year as follows:

                                                  Premium             Premium
  Product                                      Increase/(Decrease)    Earned
  -----------------------------------------    ------------------   -----------
                                                 (in millions)     (in millions)
  Medicare Supplement                              $  4.5              $  10.9
  Freedom Care                                        0.5                  1.4
  Hospital Indemnity, Home Health Care and            0.1                  1.2
     Nursing Home
  First National assumed business                     0.8                 11.8
  Dallas General assumed business                    (0.4)                 2.0
  Group Health                                          -                  0.3
                                                 -----------         -----------
          Totals                                   $  5.5               $ 27.6
                                                 ===========         ===========

         While the Company was able to increase its gross premium revenue from its senior market products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended September 30, 1999 amounted to $19.6 million, a $3.5 million increase from the 1998 amount of $16.1 million.

                                                 Ceded Premium    Total Premium
  Product                                     Increase/(Decrease)     Ceded
  -----------------------------------------   ------------------  --------------
                                                (in millions)     (in millions)
  Medicare Supplement                               $ 3.0               $  7.5
  Freedom Care                                        0.2                  0.5
  Hospital Indemnity, Home Health Care and            0.1                  0.5
    Nursing Home
  First National assumed business                       -                  9.0
  Dallas General assumed business                     0.2                  2.0
  Group Health                                          -                  0.1
                                                 ------------        -----------
          Totals                                    $ 3.5               $ 19.6
                                                 ============        ===========

         The Company's Retained In force Segment consists mainly of life and health insurance products that are not senior market related products marketed by the brokerage division. For the three months ended September 30, 1999 gross premiums increased approximately $21.2 million to $31.6 million over the prior year as follows:

                                                  Premium             Premium
  Product                                    Increase/(Decrease)      Earned
  -------------------------------------    ---------------------   -------------
                                               (in millions)       (in millions)
  Life products                                    $  0.2             $    3.8
  Major Medical                                      (0.5)                 3.5
  International Medical                                 -                  1.3
  Concept Medical                                     0.2                  0.6
  Other Health                                        0.2                  1.3
  Constitution Life and Annuity Products              3.4                  3.4
  Union Bankers Major Medical                        17.7                 17.7
                                                ------------         -----------
          Totals                                  $  21.2              $  31.6
                                                ============         ===========

         The Company continues to reinsure a portion of the risks associated with its Retained In force products to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended September 30, 1999 amounted to $21.0 million, a $15.1 million increase from the 1998 amount of $5.9 million.

                                            Ceded Premium        Total Premium
  Product                                 Increase/(Decrease)        Ceded
  --------------------------------------  -----------------    -----------------
                                            (in millions)        (in millions)
  Life products                                   $  0.2             $    1.6
  Major Medical                                     (0.9)                 1.8
  International Medical                                -                  1.2
  Concept Medical                                    0.2                  0.5
  Other Health                                       0.2                  0.5
  Constitution Life and Annuity Products             2.9                  2.9
  Union Bankers Major Medical                       12.5                 12.5
                                                ------------       -------------
           Totals                                $  15.1              $  21.0
                                                ============       =============

         Net investment income of the Company increased $6.7 million to $9.4 million for the three months endedSeptember 30, 1999, compared to $2.7 million in the prior year. Investment income of the acquired companies totaled $6.8 million. Realized gains on investments amounted to $32.7 thousand for the three months ended September 30, 1999 compared to a gain of $63.8 thousand in the prior year.

         Fee income amounted to $0.4 million for the three months ended September 30, 1999, a decrease of $0.4 million over the $0.8 million amount for the prior year which is attributable to a reduction in services provided by the company's Miami facility. The amortization of deferred revenue amounted to $11.2 thousand for the three months ended September 30, 1999 compared to $15.8 thousand in the prior year.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions increased approximately $32.0 million to $45.0 million for the three months ended September 30, 1999, compared to $13.0 million in the prior year.

         Claims and other benefits in the Career Agents Segment amounted to $12.8 million while the change in reserves amounted to a decrease of $0.2 million.

         Claims and other benefits in the Brokerage Agents Segment increased $1.9 million to $5.4 million for the three months ended September 30, 1999 compared to the prior year. The change in reserves for the three months ended September 30, 1999 amounted to an increase of $0.5 million compared to an increase of $1.1 million in the prior year.

         Claims and other benefits in the Retained In force Segment increased $5.0 million to $7.6 million compared to $2.6 million in the prior year. Of this increase $1.4 million is due to Constitution Life and $3.8 million is due to Union Bankers. The increase is offset by a decrease in the Company's life claims of $0.6 million. The change in reserves amounted to an increase of $1.0 million compared to an increase of $0.2 million in the prior year. Constitution's reserves decreased $0.4 million and Union Bankers reserves increased $1.0 million.

         Interest credited to policyholders increased $0.3 million to $2.2 million, which is the result of more interest sensitive account values in force.

         The change in deferred acquisition costs amounted to an increase of $1.2 million for the three months ended September 30, 1999 compared to an increase of $1.2 million in 1998. The change in deferred acquisition costs for the Career Agents Segment amounted to an increase of $0.4 million. The change in deferred acquisition costs in the Brokerage Agents Segment was an increase of $0.8 million for the three months ended September 30, 1999 compared to $0.7 million in the prior year. Deferred acquisition costs in the Retained In force Segment decreased $0.5 million.

         In the three months ended September 30, 1999, the Company amortized $38.5 thousand of goodwill generated in the acquisitions of First National ($28.0 thousand) and American Exchange ($10.5 thousand). The amortization of negative goodwill for the acquired companies totaled $0.3 million. In the three months ended September 30, 1999, the Company amortized $43.6 thousand of present value of future profits generated in the acquisitions of American Exchange ($32.0 thousand) and Dallas General ($11.6 thousand).

         Commissions increased $6.4 million in the three months ended September 30, 1999 to $12.9 million, compared to $6.5 million in the prior year, of which $5.6 million relates to the acquired companies. The remaining increase is a direct result of the increase in premium discussed above. Commissions and expense allowances on reinsurance ceded increased $2.2 million in the three months ended September 30, 1999 to $9.1 million, compared to $6.9 million in the prior year. $0.2 million is attributable to the acquired companies. This remainder is the direct result of the increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $9.4 million in the three months ended September 30, 1999 to $14.6 million, compared to $5.2 million in the prior year. The insurance companies' expenses amounted to $12.0 for the three months ended September 30, 1999 compared to $4.6 million in the prior year, an increase of $7.4 million, largely related to $6.5 million of expenses in the acquired companies. The non-insurance companies' expenses of $2.6 million increased $2.0 million compared to the prior period. Parent Company expenses increased $2.0 million related to interest on the loan agreement of $1.3 million and one time expenses of $0.7 million related to the acquisition of Penn Union Companies.

Liquidity and Capital Resources

         The  Company's  need for capital is primarily to maintain or increase the surplus of its Insurance Subsidiaries and to support the Company as an insurance holding company, including the maintenance of its status as a public company. In addition, the Company requires capital to fund its anticipated growth through acquisitions of other companies and blocks of insurance business.

         The Company

         The Company requires cash to pay the operating expenses necessary to function as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses), and to meet the cost involved in being a publicly-owned company. In addition, it requires cash to meet Universal's obligations under the loan agreement discussed below and the debentures outstanding with American Progressive.

         Loan Agreements

         As of July 30, 1999 the Company had outstanding a loan of $4.3 million pursuant to a credit agreement with Chase Manhattan Bank executed in 1998. During the seven months ended July 30, 1999, the Company repaid $0.5 million in principal and $0.2 million in interest. In connection with the Penn Union Transaction discussed above, the $4.3 million amount outstanding on the 1998 credit agreement was repaid in full on July 30, 1999. As a result of this repayment, the Company paid $25 thousand to terminate an interest swap agreement that was in place with this credit agreement. In addition, the Company expensed $87 thousand of unamortized loan origination expenses related to the 1998 credit agreement.

         In connection with the Penn Union Transaction on July 30, 1999, the Company entered into an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points (currently 9.01%) and the principal repays over a seven year period with a final maturity date of July 31, 2006. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, PFI, Inc. (an immaterial subsidiary), Quincy Coverage Corp. (an immaterial subsidiary), and WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of PennCorp Canada). The Company has not drawn down any of the revolving loan facility and pays a commitment fee of 50 basis points on the unutilized facility. For the two months ended September 30, 1999, the Company paid $1.054 million in interest.

         In connection with an agreement entered into 1996 whereby American Pioneer became a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the nine months ended September 30, 1999 the Company paid $0.5 million in interest on these debentures to American Progressive which was eliminated in consolidation.

         Management believes that the current cash position and expected cash flows of the non-insurance companies and the availability of dividends from its insurance subsidiaries can support the obligations of Universal noted above for the foreseeable future. However, there can be no assurance as to the expected future cash flows or to the availability of dividends from the insurance subsidiaries.

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

         On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share). In connection with the closing of the UA Purchase Agreement, certain managers and agents of Universal and the Penn Union Companies and holders of Series C Preferred Stock preemptive rights purchased 3,753,189 shares of common stock for $11,822,545 ($3.15 per share). The total number of shares issued amounted to 29,460,741 for total proceeds of $92,801,334. The transaction expenses incurred with the UA Purchase Agreement amounted to $6,963,662 and were charged to paid-in capital. Included in these transaction expenses was $5,120,896 paid to an affiliate of Capital Z, of which $1,375,000 was paid by issuing 436,508 shares of common stock of the Company ($3.15 per share).

         Conversion of Preferred Stock

         Under the terms of the Series C Preferred Stock, the Company had the right to require conversion if certain conditions were met, which condition was satisfied on March 5, 1999. All of the 51,680 outstanding shares of Series C Preferred Stock were converted to 2,175,986 shares of common stock on April 1, 1999. As a result of this conversion, the redemption accrual of $0.8 million was eliminated and credited to retained earnings.

         The holders of the Series C Preferred Stock had preemptive rights, which were triggered by the execution of the UA Purchase Agreement on December 31, 1998, subject to the closing of the sale pursuant to that agreement. 1,159,243 shares were purchased pursuant to these preemptive rights at a price of $3.15 per share.

         As a result of the closing of the Capital Z transaction on July 30, 1999, all of the Series B, D-1 and D-2 Preferred Stock was converted into 1,777,777, 833,333 and 555,556 shares of common stock, respectively.

         Insurance Subsidiaries

         American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries` statutory capital and surplus exceeds its respective minimum requirement. At September 30, 1999 the statutory capital and surplus, including asset valuation reserve, of the Insurance Subsidiaries was $90.7 million.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1998 all of the Insurance Subsidiaries except Pennsylvania Life maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level. Pennsylvania Life received capital contributions from its former parent PFG and from Universal of $13.2 and $10 million, respectively, in conjunction with the close of the Penn Union transaction. Additionally, Pennsylvania Life's invested assets improved as a result of the sale of PennCorp Canada and certain non-performing assets being replaced with higher quality assets.

         Also associated with the closing, Pennsylvania Life recorded additional claims and active life reserves of $26.7 million in its statutory financial statements during the three months ended September 30, 1999. This was primarily the result of a change in its statutory accounting policy for claim reserves to prescribed methodology from a practice permitted by the Pennsylvania Department of Insurance ("PA DOI"). In 1998, the PA DOI permitted Pennsylvania Life to use its own termination rate experience in claim reserves rather than the full statutory tables as required by the PA DOI. As a result of these transactions, management believes that Pennsylvania Life is in compliance with the regulatory RBC requirements.

         PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $61.6 million as of September 30, 1999. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at September 30, 1999.

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

         Cash generated by the insurance subsidiaries will be made available to Universal, the ultimate parent, principally through periodic payments of principal and interest on surplus debentures, funded primarily by dividends from the insurance companies.

         Dividend payments by insurance companies are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Currently, the surplus notes between Universal and American Exchange will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange. The maximum amount of dividends which can be paid to American Exchange without the prior approval of the Pennsylvania Department of Insurance ("PA DOI") is restricted to the greater of 10% of the company's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year. Pennsylvania Life is not able to pay dividends without prior approval from the PA DOI. However, associated with the Penn Union Transaction, the PA DOI approved a quasi reorganization of Pennsylvania Life's surplus, such that previously negative surplus as regards to policyholders was reset to zero. Thus, future earnings of the company would be available for dividends without prior approval, subject to the restrictions noted above.

         Investments

         The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of two investment advisors, Conning Asset Management Company and Asset Allocation and Management Company, an affiliate of AAM, to manage the Company's fixed maturity portfolio, under the direction of the management of the insurance subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company does not invest in derivative programs or other hybrid securities that may contain any off balance sheet risk.

         The following table shows the distribution by carrying value of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, along with related estimated fair values, as of September 30, 1999 and December 31, 1998:


                             Distribution of Fixed Maturity Securities by Rating

                                  September 30, 1999                       December 31, 1998
                           ----------------------------------    ----------------------------------

                               Carrying            % of              Carrying             % of
           Standard &           Value              Total               Value             Total
             Poor's           (Estimated           Fixed            (Estimated           Fixed
             Rating          Fair Value)        Investment          Fair Value)        Investment
          --------------   -----------------   --------------    ------------------   -------------
          AAA                $  240,478,316           37.30%        $   57,517,532          42.67%
          AA                     93,932,589           14.57%            14,781,849          10.97%
          A                     199,783,876           31.00%            32,444,179          24.07%
          BBB                    92,794,318           14.40%            26,697,497          19.80%
          BB                     10,254,328            1.59%             2,346,394           1.74%
          B                       6,492,500            1.01%                     -               -
          CCC                       820,899            0.13%             1,010,183           0.75%
                           -----------------   --------------    ------------------   -------------
          Total              $  644,556,826          100.00%          $134,797,634         100.00%
                           =================   ==============    ==================   =============

         The Company invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 2.7% and 2.3% of total fixed maturities as of September 30, 1999 and December 31, 1998, respectively). As of September 30, 1999 all securities were current in the payment of principal and interest.

         At September 30, 1999, the insurance subsidiaries held cash and cash equivalents totaling $138.6 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $644.6 million.

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

Federal Income Taxation of the Company

         At September 30, 1999, the Company had established a valuation allowance of $16.3 million with respect to certain of its net operating loss carryforwards (deferred tax assets). The Company determined the valuation allowance based upon an analysis of projected taxable income, certain Internal Revenue Code restrictions on the use of its net operating loss carryforwards and built-in deductions of the acquired Penn Union Companies, and its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the Company's recent reorganization and the use of its administration company, WorldNet, to generate taxable income. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.




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

         The Company has completed its assessment of the systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that the Company's main policy administration system utilizes programs that were written using four digit codes to define the applicable year. This main policy administration system was tested to determine the system's ability to operate after January 1, 2000. Test results indicated that the system should continue to process transactions without disruption. Some of the Company's computer programs used to process portions of the Company's business outside of the main policy administration system were written using two digits rather than four to define the applicable year and therefore had to be modified or replaced. As a result, the Company began a conversion process to bring all of the Company's products onto its main policy administration system. All of the Company's products were placed on this system by January 1, 1999.

         In addition to its policy administration system, the Company performed assessments of other processing systems and determined that a claims paying system for a small block of business was not Year 2000 compliant. The Company obtained the vendor upgrade for this system. The installation, testing and implementation of this upgrade was completed in April 1999.

         On July 30, 1999 the Company acquired the Penn Union Companies. Management believes that the Penn Union Companies have substantially completed their Year 2000 assessment and remediation efforts.

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

         The Company's plan includes the development of contingency plans for any significant risks that might result from the Year 2000 issue. As discussed above, the Company is not presently aware of any specific significant business risk that it believes it is exposed to regarding the Year 2000 issue. The Company has developed contingency plans for unanticipated disruptions and will continue to monitor and assess risks for which contingency plans will be required.

         A possible worst case scenario, although this is not considered likely, would occur if the Federal government and its vendors were unable to continue to process Medicare supplement claims electronically. In the event that this would occur, the Company's current procedure of obtaining Medicare claim data through an electronic interface would not occur and the Company would have to revert to manually entering this data into the claims paying system. This would result in the Company hiring approximately 20 additional employees to handle the increase in this data entry function. The Company considers the clerical marketplace in each of its primary office locations (Pensacola, Raleigh, Toronto, Orlando, Miami and Rye Brook) capable of handling this situation in a satisfactory manner.

         Currently, the Company's Year 2000 project costs were limited to the allocation of its data processing department resources, and significant external expenses were not incurred. The recently acquired Penn Union Companies have engaged certain outside vendors and focused certain employees' full time efforts to help in their Year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Penn Union Companies estimate that they have incurred costs aggregating $2.1 million from 1998 through September 30, 1999. Management does not expect to incur additional significant external expenses for Year 2000 issues.

         Although the Company believes that their operating companies, outside vendors and most critical business partners will be sufficiently compliant that the Year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the business or an increase in the cost of doing business.

Quantitative and Qualitative Disclosures About Market Risk

         Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates that affect the market prices of its fixed income securities. To a lesser extent, the Company is also exposed to changes in the exchange rate between the U.S. dollar and the Canadian dollar due to its foreign operations in Canada.

         Interest Rate Risk Sensitivity

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

         The Company regularly conducts various analyses to gauge the financial impact of changes in interest rates on its financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on the Company's financial results.

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at September 30, 1999, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $27.9 million and $54.6 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $28.1 million and $56.2 million, respectively.

         Foreign Currency Sensitivity

         Portions of Universal's operations are transacted utilizing the Canadian dollar as the functional currency. Approximately 13.4%, 11.7% and 30.1% of Universal's assets, revenues and operating income before taxes, as of and for the nine months ended September 30, 1999, respectively, are derived from the Canadian operations. Accordingly, Universal's earnings and business equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for Universal's foreign operations are denominated in Canadian dollars, Universal is still subject to translation losses.

         Universal periodically conducts various analyses to gauge the financial impact of changes in the foreign currency exchange rate on their financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the following analysis should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on Universal's financial results.

         At September 30, 1999, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease to the operating income before taxes of approximately $200 thousand and a decrease in equity of $5.5 million. Universal's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels or local prices.

                                          35
                              PART II - OTHER INFORMATION

                       ITEM 6(b). Exhibits and Reports on Form 8-K

         On August 13, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission to report the following items:

         Item 1 - Change in control of the Registrant - Refer to Note 2 for information on this item.
         Item 2 - Acquisition or Disposition of Assets - Refer to Note 3 for information on this item.
         Item 6 - Resignation of Registrant's Directors - Refer to Note 2 for information on this item.
         Item 7 - Financial Statements and Exhibits - Refer to Notes 2 and 3 for information on this item.

         This  Form  8-K  reported  the UA  Purchase  Agreement  discussed  in
Note 2 and the Penn Union Transaction discussed in Note 3 and filed as Exhibits the various agreements and financial statements required.



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

Date:  November 15, 1999