Form 10-K
period 1999-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2000-03-30
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

Securities registered pursuant to Section 12 (b) of the Act:

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

                    Yes   X     No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was approximately $41,575,000.

         The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999 was 46,646,792.


                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

         (1) Proxy Statement for the 2000 Annual Meeting incorporated by reference into Part III.

         (2) Exhibits listed in Item 14 (b), Part IV, incorporated by reference to Proxy Statement dated July 12, 1999, Form 8-K dated August 13, 1999, Form 10-Q dated November 15, 1999 and Form 10-K for 1996.

                                     PART I

ITEM 1 - BUSINESS

GENERAL DESCRIPTION

         Universal American Financial Corp. ("the Company" or "Universal"), incorporated in the State of New York in 1981, is a life and accident & health insurance holding company.

         The Company owns nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution Life"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular Life"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company ("PennCorp Canada") and Union Bankers Insurance Company ("Union Bankers"). In addition to the Insurance Subsidiaries, Universal owns two third party administrators: American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 2, 2000 and WorldNet Services Corp. ("WorldNet") that processes the Company's brokerage senior market policies, as well as business for unaffiliated insurance companies.

         Universal manages its insurance business through three operating segments, reflecting its major distribution channels: (i) senior market brokerage, (ii) career agents and (iii) special markets. The Company develops, markets and administers its products through its nine Insurance Subsidiaries, which are collectively licensed to do business throughout all the fifty states and all the provinces of Canada. The primary products offered by the Insurance Subsidiaries are supplemental senior health insurance, senior life insurance, fixed benefit accident and sickness insurance, individual life insurance and annuity products.

         The Company's strategy has been, and continues to be, growth through both internal and external methods. Universal has grown internally through the development and expansion of competitive and profitable insurance products particularly geared for the senior market and the development of general agent relationships. Its external growth has been achieved through the acquisitions of nine insurance companies and three acquisitions of blocks of business since 1991. The Company successfully integrated the acquisitions completed prior to the Penn Union Acquisition (See - "Penn Union Acquisition" below) into its own operations and has formulated a plan to integrate the Penn Union Companies over the next year.

         The references below to the insurance operations of the Company are to be understood as references to the activities of the Insurance Subsidiaries. Financial items are reported on accounting principles generally accepted in the United States ("GAAP"), except where otherwise noted.

RECENT ACQUISITIONS AND CHANGE IN CONTROL

         Penn Union Acquisition

         On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Penn Union Companies") and certain other assets as follows (the "Penn Union Acquisition"). The Penn Union Acquisition received the approvals of the Pennsylvania, North Carolina and Texas Insurance Departments (the states in which the U.S. Penn Union Companies are domiciled) and the approval of the Office of the Superintendent of Financial Institutions of Canada ("OSFI"), the regulatory body for the Canadian operations of the Penn Union Companies. The Penn Union Companies are:

         Name of Insurance Company                   State or Province of Domicile
         -------------------------                   -----------------------------
         Pennsylvania Life Insurance Company         Pennsylvania
         Peninsular Life Insurance Company           North Carolina
         Union Bankers Insurance Company             Texas
         Constitution Life Insurance Company         Texas
         Marquette National Life Insurance Company   Texas
         PennCorp Life Insurance Company             Ontario, Canada

         The aggregate purchase price for the Penn Union Acquisition was $130.5 million in cash. It was financed with $92.8 million of proceeds from the sale of common stock (See - "Share Purchase Agreement with Capital Z Financial Services Fund II, L.P." below) and from the $70 million term loan portion of an $80 million credit facility entered into on July 30, 1999. None of the $10 million revolving loan facility included in this credit facility was drawn at closing nor has been drawn upon to date. The proceeds of the financing in excess of the $130.5 million purchase price were used to retire an existing Universal bank loan, to contribute to the surplus Pennsylvania Life, for transaction expenses and for working capital.

         The Company believes that the Penn Union Acquisition has greatly enhanced its prospects for future internal growth through geographic expansion, since the Company's Insurance Subsidiaries are now licensed, in varying combinations, to do business in all States and Canadian provinces, and through the addition, as discussed below, of a career agent marketing channel to supplement the brokerage marketing channel.

         The Company is in the process of consolidating the operations of the Penn Union Companies, currently located in Raleigh, North Carolina, into existing Universal locations in Toronto (Canada), Pensacola (Florida) and Orlando (Florida). The Company expects this consolidation to be completed in early 2001.

         The Penn Union Acquisition was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements (See Note 4 to Notes to Consolidated Financial Statements).

         Share Purchase Agreement with Capital Z Financial Services Fund II,
L.P.

         On December 31, 1998, the Company entered into a Share Purchase Agreement with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999 (as amended, the "Share Purchase Agreement"). Under the Share Purchase Agreement, Capital Z agreed to purchase up to 28,888,888 shares of Universal common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction"). The Share Purchase Agreement received the approvals of the Insurance Departments of all of the jurisdictions in which the Insurance Subsidiaries owned by the Company prior to the Penn Union Acquisition are domiciled. The stockholder approvals required for the closing of the Share Purchase Agreement were given on July 27, 1999.

         On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share). As contemplated in the Share Purchase Agreement, certain members of management and agents of Universal and the Penn Union Companies and holders of Universal's Series C Preferred Stock preemptive rights purchased 3,753,189 shares of common stock for $11,822,545, all at $3.15 per share. A total of 29,460,741 shares were issued for total proceeds of $92,801,334. The transaction expenses incurred with the Share Purchase Agreement amounted to $6,963,662 and were charged to paid-in capital. These included a transaction fee and expense reimbursement of $5,120,896 paid to an affiliate of Capital Z, $1,375,000 of which was paid by issuing 436,508 shares of common stock of the Company.

MARKETING AND DISTRIBUTION

         Historically, Universal has marketed its senior market and special market products through a traditional general agency system. However, as a result of the Penn Union acquisition, the Company now also distributes its products through an additional career agency system.

         Senior Market Brokerage

         Universal has placed its emphasis on the sale of products that particularly appeal to the senior market, largely through marketing organizations with concentrations in this segment. The Company currently sells these products primarily in the states of Florida, Texas, New York, and North Carolina. These marketing organizations typically recruit and train their agents, bearing most of the costs incurred in connection with developing their organization. This distribution channel consists of a general agency system and insurance brokerage system with approximately 7,900 independently licensed agents. In 1999, this segment accounted for $29.6 million, or 25.7%, of net premiums earned.

         Career Agency System

         As a result of the Penn Union Acquisition, the Company has acquired a viable career agency force, consisting mainly of Pennsylvania Life and PennCorp Canada agents, which distributes fixed benefit accident and sickness, life insurance and supplemental senior health insurance plans. This career field force of approximately 900 agents in the United States and 400 agents in Canada, are located in 79 branch offices throughout the United States and 15 in Canada. Sales are made primarily through individual contact with the potential policyholders. The agents seek to develop strong personal relationships with the policyholders that may result in follow-up sales of additional policies and/or riders that meet the needs of the insureds. Career agents also serve as a contact person for policyholder questions, claim assistance and other insurance needs. From August 1, 1999 to December 31, 1999, this segment accounted for $55.6 million, or 48.1%, of net premiums earned.

         Special Markets

         Through its own operating history and through prior acquisitions, Universal has accumulated various lines of business that it manages in its special markets segments. These products include annuities, interest-sensitive and group life insurance, individual medical and other accident and health insurance. The Company continues to sell some of these products through general agency relationships, primarily in the states of Florida, Texas, Mississippi and Alabama. As in the senior market brokerage segment, these marketing organizations also typically recruit and train their agents, bearing most of the costs incurred in connection with developing their organization. This general agency and insurance brokerage system was composed of approximately 360 independently licensed agents and in 1999 accounted for $30.3 million, or 26.2%, of net premiums earned.

PRODUCTS

         The Company offers the following products through its various distribution systems. Currently, the Senior Market Brokerage segment focuses on the senior market products (Medicare Supplement, long-term care and senior life insurance), whereas the Career Agents segment focuses on fixed benefit accident and health. It is the Company's intention to leverage the alternative distribution systems through cross-selling of its products.

SUPPLEMENTAL HEALTH INSURANCE

         Universal's core supplemental health insurance products include Medicare Supplement, Medicare

Select, long-term care and fixed benefit accident and sickness products. These products are designed for people who already have Medicare or other major medical or primary insurance coverage. Typically they are guaranteed renewable for the lifetime of the policyholder, which means that the Company cannot cancel the policy, but can increase premium rates on existing and future policies issued based upon the Company's claims experience being higher than originally expected. These rate increases are applied on a uniform, nondiscriminatory basis and are subject to state regulatory approval, which are subject to federal and state loss-ratio requirements.

         The following describes the core supplemental health insurance products:

         Medicare Supplement

         The Medicare Supplement policies offered by the Insurance Subsidiaries are primarily on standardized plans A, B, C and F, underwritten on a simplified issue basis, except in New York where they are sold are on a guaranteed issue basis, as required by the community rating law of that state. These policies provide supplemental coverage for many of the medical expenses that the Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the federal program's maximum benefits. The Company also sells Medicare Select policies in some areas, in conjunction with hospitals that contract with the insurer to waive the Medicare Part A deductible. The Company monitors the claim experience on its Medicare Supplement and select products and, when necessary, applies for rate increases in the states in which the products are sold. The Company began selling Medicare Supplement products in 1994. Medicare Supplement and Medicare select issued premium amounted to $4.8 million, $13.6 million and $38.4 million in 1997, 1998 and 1999, respectively, produced through the general agency system. Since the acquisition of the Penn Union companies on July 30, 1999 and through December 31, 1999, the senior market brokerage segment of the Penn Union Companies issued $2.9 million of premium. It is anticipated that in 2000, the career agency system will also begin to sell these products.

         Long-Term Care (Home Health Care and Nursing Home)

         Long-term care products provide coverage, within prescribed limits, for nursing home care, home health care, or a combination of both nursing homecare and home health care, and are typically sold to retirees. The nursing home product covers the cost of nursing home care, subject to daily fixed-dollar limits, to elimination periods ranging between 0 and 90 days, and to a maximum benefit. The home health care product covers the usual and customary charges of home care visit(s) and are subject to a daily or weekly maximum dollar amount and an overall maximum benefit. The Company also has a managed care home health care product in Florida that uses preferred provider organization ("PPO") discounts and capitation with a home health care network. A new integrated long-term car product, combining nursing home and home health care benefits, was introduced in late 1999. Issued premium for these long-term care products in 1997, 1998 and 1999 amounted to $2.4 million, $3.9 million and $4.1 million, respectively, and were produced through the general agency system. During 1999, the career agency system sold these products with an unaffiliated third party insurer since the Company did not have these products available for sale in the necessary states. It is anticipated that in 2000, the career agents will begin to sell these products on behalf of the Company.

         Fixed Benefit Accident and Health

         Fixed benefit accident and health products provide coverage for three principal types of benefits: (i) fixed periodic payments to an insured who becomes disabled and unable to work because of an accident and/or sickness ("disability income"), (ii) fixed periodic payments to an insured who becomes hospitalized ("hospital income") and (iii) fixed single payments that vary in amount generally for specified surgical or diagnostic procedures ("surgical"). Because the benefits are fixed in amount at the time of policy issuance and are not intended to provide reimbursement for medical and hospital expenses, payment amounts are not affected by inflation or the rising cost of health care services. The disability income product is typically sold to individuals that, when combined with other similar coverages, do not provide monthly benefits in excess of $2,000, or 50% of the insured's monthly income if less. The hospital income product is typically sold to individuals to provide the insured with a means of paying supplemental expenses during a hospitalization stay and provides benefits of not more than $250 per day ($1,000 if the insured is in intensive care). The surgical product is typically sold as a rider to an accident policy and the Company's practice is to provide benefits of not more than $5,000 ($2,500 if the procedure is performed on an out-patient basis). These fixed benefit accident and health products are sold through the career agency system of which $9.1 million of premium was issued after the July 30, 1999 closing of the Penn Union Acquisition. Issued premium for all of 1999 by the Career Agents Segment was $22 million.

SENIOR LIFE INSURANCE

         Senior Life (SL2000 and Peace of Mind)

         This series of low-face value, simplified issue whole life products is sold by Senior Market Brokerage segment. The Company issued $0.7 million, $1.0 million and $1.0 million in 1997, 1998 and 1999, respectively. It is anticipated that in 2000, the career agents will begin to sell these products on behalf of the Company.

         One, Five, Six and Seven Pay Interest Sensitive Whole Life ("Asset Enhancer")

         This product is a simplified issue interest-sensitive whole life product with one, five, six or seven year payment options. It is designed as an interest-sensitive whole life vehicle for seniors to facilitate estate planning and transfer assets to heirs in an income tax-advantaged manner. In many states, the product offers an optional nursing care and home care rider.

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

         Statutory premium production of five, six and seven pay life insurance amounted to $3.8 million, $1.6 million and $0.5 million in 1997, 1998 and 1999, respectively. The single pay plan was introduced in 1995 and statutory premium production amounted to $17.6 million, $5.1 million and $1.6 million in 1997, 1998 and 1999, respectively. These figures include the entire premium generated by American Pioneer sales and the portion assumed by American Pioneer on West Coast Life's sales.

OTHER PRODUCTS

         Annuities

         The Company markets Single and Flexible Premium Deferred Annuities primarily focusing on the senior and retirement markets. The Company's currently marketed annuity products have a minimum guaranteed interest rate of 4.0% annually and a current credited interest rates which range from 3.0% to 7.0%, with the Company having the right to change the crediting rates. In exercising its right to change the interest rate the Company takes into account the current interest rate environment, the profitability of its annuity business and its relative competitive position. Statutory premium production of new annuities amounted to $10.8 million, $10.4 million and $6.3 million in 1997, 1998, and 1999, respectively, and was primarily produced through the general agency system. It is anticipated that in 2000, the career agency system will begin to sell these products.

         Individual Medical

         The Company has approximately $44.5 million of annual premium in force of individual medical business as of December 31, 1999, of which $17.9 million, or 40%, is reinsured on a quota share basis ranging from 50% to 75% to unaffiliated third party reinsurers. The Company also maintains additional excess of loss reinsurance on the Major Medical block of business reinsurers (See - "Reinsurance - Ceded" below"). Issued premium for the individual medical products in 1997, 1998 and 1999 amounted to $5.7 million, $9.6 million and $16.3 million, respectively, and were produced through the general agency system. The individual medical products are reinsured under various coinsurance and excess of loss reinsurance agreements with unaffiliated third party reinsurers.

         Group Life Insurance

         Through an arrangement with Alabama Blue Cross that has existed since 1989, an American Pioneer group life insurance information package, including a premium quotation, goes out with a large number of Alabama Blue Cross small group major medical insurance premium quotations. This program had premium revenue of $3.4 million in each of the years 1997, 1998 and 1999.

BUSINESS IN FORCE

         As of December 31, 1999, the Company has $438.3 million of annualized premium in force generated by 735 thousand policyholders. In addition, the Company also has $238.7 million in account values with 39 thousand policyholders for a total policyholder base of 774 thousand as of December 31, 1999.

         The Company's growth in direct, acquired and assumed annualized premium in force, is shown in the following tables as of December 31, 1999, 1998 and 1997.

ANNUALIZED PREMIUM IN FORCE                                                                As of December 31,
                                                                          ---------------------------------------------
                                                                                       1999          1998          1997
                                                                          ---------------------------------------------
                                                                                               (In thousands)
SENIOR MARKET BROKERAGE
Accident & Health
Medicare Supplement and Select (1)                                                $204,579       $ 85,128      $ 68,404
Long-term Care                                                                      11,167          7,658         4,546
Hospital Indemnity                                                                   1,456          1,722         1,888
                                                                          ---------------------------------------------
TOTAL ACCIDENT & HEALTH                                                            217,202         94,508        74,838
                                                                          ---------------------------------------------
Life
Asset Enhancer (3)
                                                                                      7,248         7,333         6,108
SL 2000
                                                                                      2,479         2,051         1,466
                                                                          ---------------------------------------------
TOTAL LIFE
                                                                                      9,727         9,384         7,574
                                                                          ---------------------------------------------
TOTAL SENIOR MARKET                                                                 226,929       103,892        82,412
                                                                          ---------------------------------------------
CAREER AGENCY
Accident & Health
Disability Income                                                                    75,080          --            --
Hospital                                                                             21,614          --            --
Long-term Care                                                                       12,011          --            --
Other Accident & Health                                                              10,440          --            --
Surgical                                                                              5,600          --            --

                                                                          -------------------------------------------
TOTAL ACCIDENT & HEALTH                                                           124,745          --            --
                                                                          -------------------------------------------
LIFE                                                                               15,800          --            --
                                                                          -------------------------------------------
TOTAL CAREER AGENCY                                                               140,545          --            --
                                                                          -------------------------------------------
SPECIAL MARKETS
Accident & Health
Individual Medical (1)                                                             50,442        23,835        17,682
Other Accident & Health (2)                                                         9,518         2,928         3,475
                                                                          -------------------------------------------
TOTAL ACCIDENT & HEALTH                                                            59,960        26,763        21,157
Life
Group Life                                                                          3,542         3,520         3,889
Brokerage (3)                                                                       7,311         8,294         9,434
                                                                          -------------------------------------------
TOTAL LIFE                                                                         10,853        11,814        13,323
                                                                          -------------------------------------------
TOTAL SPECIAL MARKET                                                               70,813        38,577        34,480
                                                                          -------------------------------------------
CONSOLIDATED
ACCIDENT & HEALTH                                                                 401,907       121,271        95,995
LIFE                                                                               36,380        21,198        20,897
                                                                          ===========================================
TOTAL CONSOLIDATED                                                               $438,287      $142,469      $116,892
                                                                          ===========================================


(1) Includes $93,371 and $24,318 of Medicare Supplement and individual medical insurance premium, respectively, acquired in connection with the Penn Union acquisition.

(2)      Business acquired by the Company that is not actively marketed.

(3) Included in the amounts shown are premiums for interest-sensitive products. These amounts represent the portion of premium applied to the cost of insurance (i.e. deposit premiums have been excluded).

         The following table shows all outstanding account values for interest-sensitive products as of December 31, 1999, 1998 and 1997. For these products, the Company earns income on the spread between investment income on the Company's invested assets and interest credited to these account balances.

ACCOUNT VALUES                                                          As of December 31,
                                                       ----------------------------------------------
                                                                     1999 (1)      1998          1997
                                                       ----------------------------------------------
                                                                            (In thousands)
Annuities                                                        $107,169      $ 89,262      $ 88,032
Universal Life                                                     97,845        36,543        35,640
Asset Enhancer                                                     33,651        29,081        21,414
                                                       ----------------------------------------------
Grand Total                                                      $238,665      $154,886      $145,086
                                                       ==============================================

(1) The 1999 figures include $20.2 million and $60.9 million of Annuity and Universal Life account values, respectively, acquired in connection with the Penn Union acquisition.

         Accident & Health Insurance

         The following table sets forth a summary of accident & health premium revenues for the three years ended December 31, 1999:

                                                                                             Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                       1999 (1)        1998         1997 (2)
                                                                             ------------------------------------------------
                                                                                                   (In thousands)
Premium received on new policies
  Written in current year                                                             $ 44,222      $ 22,470         $ 12,285
Premium received on policies
  Written in prior years                                                               189,104        96,225           62,803
                                                                             ------------------------------------------------
Total Accident & Health Premium                                                       $233,326      $118,695         $ 75,088
                                                                             ================================================

(1) The 1999 figures include the premium revenues of the Penn Union Companies from July 30, 1999, the date of its acquisition, which amounted to $9,487 and $88,384 current year and renewal year, respectively.

(2) The 1997 figures include the premium revenues of American Exchange from December 4, 1997, the date of its acquisition, which amounted to $474 and $941 current year and renewal year, respectively.

         Life Insurance and Annuities

         The following table sets forth a summary of life premium revenues and annuity considerations on first year and renewal basis for the three years ended December 31, 1999, as determined in accordance with statutory accounting principles ("SAP"). These amounts differ from the premiums reported in the accompanying consolidated statement of operations, since under GAAP, the annuity and universal life insurance policies are reported under the retrospective deposit method prescribed by the Financial Accounting Standards Board ("FASB") Statement No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sales of Investments" ("Statement No. 97"). (i.e. under GAAP, amounts attributable to asset accumulation and components of interest-sensitive products are excluded from premiums. See Note 2e of Notes to Consolidated Financial Statements for further information).


                                                               Year Ended December 31,
                                                    ---------------------------------------------
                                                     1999 (1) (2)       1998 (2)     1997 (2) (3)
                                                    ---------------------------------------------
                                                 (Amounts in thousands in accordance with statutory
                                                               accounting principles)
Life Insurance
Premium received,
  Policies written in current year                       $ 5,311         $ 9,013      $11,038
Premium received,
  Policies written in prior year                          26,202          14,627       14,280
                                                    -----------------------------------------
Total Life Premium                                        31,513          23,640       25,318
                                                    -----------------------------------------

Annuities
Consideration received,
  Policies written in current year                         6,261          10,353       10,817
Consideration received,
  Policies written in prior years                            874           1,032          988
                                                    -----------------------------------------
Total Annuity Consideration                                7,135          11,385       11,805
                                                    -----------------------------------------
Total Consideration and Premium                          $38,648         $35,025      $37,123
                                                    =========================================

(1) The 1999 figures include the premium revenues of the Penn Union Companies from July 30, 1999, the date of their acquisition, which amounted to life insurance premiums and annuity considerations of $1,219 for current year and $9,975 for renewal years.

(2) The life insurance amount includes premiums received on asset enhancer business assumed from West Coast Life, which amounts to $2,317, $5,195 and $5,585 in 1999, 1998 and 1997, respectively.

(3) The 1997 figures include the premium revenues of American Exchange from December 4, 1997, the date of its acquisition, which amounted to $23.

         In 1999, no agent produced as much as 5% of the Company's accident & health insurance premiums, life insurance or annuity premiums collected.

         The Company, through its nine Insurance Subsidiaries, is licensed to market its products, in varying combinations, in all fifty states, in the District of Columbia and in all the provinces of Canada. The following table highlights (by direct cash premium collected as reported to the regulatory authorities for the full year of 1999) the principal marketing regions in which the Company collects its premiums collected:

                  State/Region                       Collected            % Total
                                                      Premium
                                                   (In thousands)
                  Florida                             $ 66,159             15.5%
                  Texas                                 50,899             11.9%
                  Canada                                47,690             11.2%
                  Indiana                               30,202              7.1%
                  New York                              26,309              6.2%
                  Wisconsin                             21,707              5.1%
                  Ohio                                  17,893              4.2%
                  Pennsylvania                          15,011              3.5%
                  North Carolina                        12,576              2.9%
                  Missouri                              10,117              2.4%
                  California                             9,779              2.3%
                  Illinois                               8,544              2.0%
                  Georgia                                8,376              2.0%
                                                      --------            ------
                  Subtotal                             325,262             76.1%
                  All other                            101,906             23.9%
                                                      --------            ------
                  Total                               $427,168            100.0%
                                                      ========            ======

COMPETITION

         The life and accident and health insurance industry in the United States is highly competitive. The Company competes with other insurance and financial services companies, including large multi-line organizations, both in connection with the sale of insurance and asset accumulation products and in acquiring blocks of business. Many of these organizations have been in business for a longer period of time and have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings. In addition, it has become increasingly difficult for mid-size companies to compete effectively with their larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the financial size of companies.

         The Company believes it meets these competitive pressures by offering a high level of service and accessibility to its field force and by developing specialized products and marketing approaches. The Company also believes its policies and premium rates are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions.

         Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A. M. Best & Co. is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. A. M. Best has assigned a "B+" rating to American Pioneer, American Progressive, Constitution Life, Pennsylvania Life and Union Bankers. This rating means that in A. M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and "B+" rated companies have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A. M. Best. A. M. Best has rated Peninsular Life "FPR5", which means the company has a "good" ability to meet its obligations to policyholders, based primarily on a quantitative evaluation of Peninsular Life's financial strength and operating performance. A. M. Best does not rate the other Insurance Subsidiaries.

         The Insurance Subsidiaries are not known to be currently rated by the Standard & Poors, Duff and Phelps or Moody's rating organizations. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on the Company's business, management believes that its marketing has enabled, and will continue to enable, the Insurance Subsidiaries to compete effectively.

UNDERWRITING PROCEDURES

         Premiums charged on insurance products are based, in part, on assumptions about expected mortality and morbidity experience. The Company has adopted and follows detailed uniform underwriting procedures designed to assess and quantify certain insurance risks before issuing individual life insurance, certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and the Company's prior underwriting experience. To implement these procedures, the Insurance Subsidiaries employ an experienced professional underwriting staff.

         Applications for insurance are reviewed on the basis of the answers to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for; issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions, either permanently or for a period of time, or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. In New York and some other states, certain of the Company's products, including Medicare Supplement, are subject to "Community Rating" laws that severely limit or prevent underwriting of individual applications. See "Regulation - Health Care Reform".

INVESTMENTS

         The following table summarizes the Company's investment portfolio as of December 31, 1999 and 1998:

                              INVESTMENT PORTFOLIO

                                                     December 31,1999                      December 31,1998
                                           -----------------------------------    -----------------------------------
                                                                 Percent of                             Percent of
                                            Carrying Value          Total          Carrying Value         Total
                                             (Fair Value)      Carrying Value       (Fair Value)      Carrying Value
                                           ----------------   ----------------    ----------------  -----------------
                                                                     (In thousands)
Fixed Maturity Securities:
  U.S. Government and
   Government agencies (1)                      $63,391              7.80%             $ 6,598              4.01%
  Mortgage backed (1)                           153,316             18.87%              48,989             29.75%
  Asset backed                                   64,496              7.94%              14,499              8.80%
  Investment grade corporates                   428,317             52.73%              61,355             37.26%
  Non-investment grade corporates                 8,040              0.99%               3,357              2.04%
                                               --------            ------             --------            ------
Total fixed maturity securities                 717,560             88.33%             134,798             81.86%
Cash and cash equivalents                        58,753              7.23%              17,093             10.38%
Other Investments:
  Policy loans                                   25,640              3.16%               7,276              4.42%
  Equity securities                               4,838              0.60%               1,020              0.61%
  Mortgage loans                                  2,743              0.34%               4,457              2.71%
  Other invested assets                           2,763              0.34%                  30              0.02%
                                               --------            ------             --------            ------
Total invested assets                          $812,297            100.00%            $164,674            100.00%
                                               ========            ======             ========            ======

----------
(1) US Government and government agencies include GNMA Mortgage backed securities.

         The following table shows the distribution of the contractual maturities of the Company's portfolio of fixed maturity securities by carrying value as of December 31, 1999. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:


               CONTRACTUAL MATURITIES OF FIXED MATURITY SECURITIES

                                                                                        Percent of
                                                                    Carrying           Total Fixed
         Available for Sale                                           Value             Maturities
                                                                -----------------   -----------------
                                                                            (In thousands)
         Due in 1 year or less                                       $23,648               3.30%
         Due after 1 year through 5 years                            153,986              21.46%
         Due after 5 years through 10 years                          224,548              31.29%
         Due after 10 years                                           67,146               9.36%
         Asset backed securities                                      64,496               8.99%
         Mortgage backed securities                                  183,736              25.60%
                                                                    --------             ------
                                                                    $717,560             100.00%
                                                                    ========             ======

         The following table shows the distribution by carrying value (which is the estimate of fair value) of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, as of December 31, 1999 and 1998:

               DISTRIBUTION OF FIXED MATURITY SECURITIES BY RATING

                                   December 31, 1999                       December 31, 1998
                           ----------------------------------    ----------------------------------
                                                       (In thousands)
                                   Carrying           % of                Carrying          % of
           Standard &                Value            Total                 Value           Total
             Poor's               (Estimated          Fixed              (Estimated         Fixed
             Rating               Fair Value)       Investment           Fair Value)      Investment
         ---------------      -----------------   --------------    ------------------   -------------
         AAA                      $ 260,911           36.36%              $ 57,518          42.67%
         AA                          94,482           13.17%                14,782          10.97%
         A                          257,702           35.92%                32,444          24.07%
         BBB                         96,425           13.44%                26,698          19.80%
         BB                           5,390            0.75%                 2,346           1.74%
         B                            2,255            0.31%                     -               -
         CCC                            395            0.05%                 1,010           0.75%
                                   --------          ------               --------         ------
         Total                     $717,560          100.00%              $134,798         100.00%
                                   ========          ======               ========         ======

         At December 31, 1999 and 1998, 98.9% and 97.5%, respectively, of the Company's fixed maturity investments were investment grade corporate fixed maturity securities (i.e., those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service). This included approximately $153.3 million, at December 31, 1999 and $46.8 million, at December 31, 1998, of collateralized mortgage obligations secured by residential mortgages, representing approximately 21% and 35% of the Company's fixed maturity portfolio at December 31, 1999 and 1998, respectively. Certain classes of mortgage-backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage-backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage-backed securities.

         At December 31, 1999 and 1998, less than investment grade fixed maturity securities had aggregate carrying values (held at fair value) of $8.0 million and $3.3 million, respectively, amounting to 1.1% and 2.5%, respectively, of total investments and 0.9% and 1.2%, respectively, of total assets. The Company's holdings of less than investment grade corporate fixed maturity securities are diversified and the largest investment in any one such security at December 31, 1999 was $2.0 million and at December 31,1998 was less than $1.0 million, which was less than 0.2% and 0.4% of total assets as of December 31, 1999 and 1998, respectively. The Company wrote down the value of certain securities, considered to have been subject to an-other-than temporary decline in value, by $0.6 million in both 1999 and 1998, which was included in net realized gains (losses) on investments in the consolidated statements of operations.

INVESTMENT INCOME

         Investment income is an important part of the Company's total revenues and profitability. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements.

         The following table shows the investment results of the Company's total invested asset portfolio, for the three years ended December 31, 1999 (excluding the $0.6 million realized gain on the sale of a non-operating subsidiary in 1997):

                               INVESTMENT RESULTS

                                                                                   Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1999             1998            1997
                                                                         ------------------------------------------
                                                                                        (In thousands)
Total invested assets, end of period                                     $ 812,297        $ 164,724       $ 159,429
Net investment income                                                    $  29,313        $  10,721       $  10,023
Yield on average cash and investments                                         6.79%            6.67%           6.81%
Net realized investment gains (losses) on the sale of securities
(including other than temporary declines in market value)                $    (241)       $     256       $     563

RESERVES

         In accordance with applicable insurance regulations, the Company has established, and carries as liabilities in its statutory financial statements, actuarially determined reserves that are calculated to satisfy its policy and contract obligations. Reserves, together with premiums to be received on outstanding policies and contracts and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates. Reserves are also maintained for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for management's estimate for claims that have been incurred but have not yet been reported.

         The reserves reflected in the Company's consolidated financial statements are calculated in accordance with GAAP. These reserves are determined based upon the Company's best estimates of mortality and morbidity, persistency, expenses and investment income. The Company uses the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.
(See Notes 2e and 2f to the Notes to the Consolidated Financial Statements).

REINSURANCE

         Consistent with the general practice of the life insurance industry, the Company reinsures portions of the coverage provided by its life insurance products to unaffiliated insurance companies under various reinsurance agreements. Such agreements allow the Company to write policies in amounts larger than the risk it is willing to retain on any one life, to continue writing a larger volume of new business and to limit or eliminate risk on non-core or underperforming blocks of business. The mortality risk retention limit on each policy varies generally between $25,000 and $250,000. The Company cedes insurance primarily on an "automatic" basis and receives allowances from its reinsurers ranging from 100% to 142% of the reinsurers' premium in the first policy year and at varying rates up to 51% in renewal years.

         In addition, the Company reinsures, to unaffiliated reinsurers, on a quota share basis ranging between 25% and 100%, certain of its health business. Under these various treaties, the Company performs all the underwriting and administration and receives various allowances for commission and expenses. The Company has "excess of loss" reinsurance agreements with unaffiliated insurance companies on its medical insurance policies to reduce the liability on individual risks to amounts ranging between $50,000 and $250,000.

         The Company is contingently liable to pay claims in the unlikely event that a reinsurer fails to meet its obligations under the reinsurance agreement. The Company's primary reinsurers are currently rated A+ (Superior) and A (Excellent) by A.M. Best. In conjunction with the Penn Union Acquisition, Peninsular entered into a coinsurance agreement with Occidental Life Insurance Company of North Carolina ("Occidental"), a former affiliate, to cede 100% of its direct business (primarily life and annuity business). Currently, Occidental is rated B+ by A.M. Best. It is the intent of the parties to this agreement to replace the coinsurance agreement with a full assumption agreement and effectively transfer the business to Occidental. To the Company's knowledge, none of the Company's reinsurers have been unable to pay any policy claims on any reinsured business. The reinsurance agreements are subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. Management believes that if its reinsurance agreements were canceled it would be able to obtain other reinsurance arrangements on satisfactory terms to enable it to continue writing new business.

INSURANCE SERVICES

         WorldNet is a fee-based company whose primary services are to act as a third party administrator and service provider on the health insurance products of American Progressive, American Pioneer, American Exchange and other unaffiliated insurance companies. WorldNet also provides valuable support to the Company's underwriters, making telephone contact with potential insureds and verifying potential insureds' information on life and accident & health applications.

         WorldNet's revenues for three years ended December 31, 1999 were as follows:


                                                                            Year Ended December 31,
                                                                ----------------------------------------------
                                                                1999 (2)             1998                1997
                                                                -------              ----                ----
                                                                                (In thousands)
        Pensacola administrative revenue (1)                     $7,444             $6,916              $5,318
        Managed care and claims adjudication                          -              1,270               1,584
        Travel and other assistance                                   -                354                 356
                                                                 ------             ------              ------

                                                                 $7,444             $8,540              $7,258
                                                                 ======             ======              ======

(1) Included in the 1999, 1998 and 1997 Pensacola revenue amount is $7,189, $6,451 and $5,231, respectively, of fees earned from the Insurance Subsidiaries, which fees were eliminated in the consolidated financial statements.

(2) In November 1998, WorldNet entered into a joint venture with Security Health Care Providers, Inc. contributing the managed care, claim adjudication and travel assistance business. See below for further discussion.

         In November 1998, WorldNet transferred its managed care, claims adjudication and travelers assistance business conducted at its Bay Harbor Islands location to Security Health Care Providers, Inc. ("SHP"), a Delaware corporation, in exchange for SHP common and preferred stock constituting 50% of SHP's common and preferred stock outstanding after the closing of the transaction and $574,800 in 14% convertible demand notes of SHP.

         SHP is in the business of providing information services to senior citizens regarding, among other things, long-term care, assisted living facilities nursing homes, medical care providers, and other services. SHP offers group rate discounts for such services to persons who join various membership programs of SHP.

         In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers, which generated administrative fees of $11.3 million in 1999. This acquisition is expected to generate cost savings and strengthen the Company's administrative capabilities while it expands its presence in the senior market and initiates cross-selling opportunities between the Company's Brokerage and Career Agents Segments.

REGULATION

         General

         The Insurance Subsidiaries, like other insurance companies, are subject to the laws, regulations and supervision of the states in which they are domiciled (New York in the case of American Progressive, Florida in the case of American Pioneer, North Carolina in the case of Peninsular Life, Pennsylvania in the case of Pennsylvania Life, Texas in the case of American Exchange, Constitution Life, Marquette and Union Bankers and provincial and federal law of Canada in the case of PennCorp Canada). Each company is also subject to regulation and supervision in the Insurance Department in each of the other states in which they are admitted and authorized to transact business. The purpose of such laws and regulations is primarily to provide safeguards for policyholders rather than to protect the interest of shareholders.

         Such regulations and supervision by the Insurance Departments extend, among other things, to the declaration and payment of dividends, the setting of premium rates on health insurance policy forms, the form and content of policies which may be offered, the granting and revocation of licenses to transact business, establishment of reserve and capitalization requirements, permissible investments, and the form and content of statutorily-mandated financial statements.

         Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. Additional requirements are often imposed as a condition of approval of the acquisition of an insurance company. The nature and extent of the legislation and administrative regulations now in effect vary from state to state and most states require administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, and require the filing of detailed information regarding the acquiring parties and the plan of acquisition. The approval of the domiciliary insurance department is also required before a controlling interest (10% as to New York, North Carolina, Pennsylvania and Texas, 5% as to Florida and 10% under Canadian law) of an insurance company, or of a holding company that owns such an insurance company, can be acquired or transferred. Because the administrative offices of Constitution Life, Marquette and Union Bankers after the Penn Union Acquisition would no longer be located in Texas, the Texas Insurance Department required that these companies transfer their domicile to another state as a condition of its approval of the Penn Union Acquisition. The Company is in the process of complying with this requirement. Every insurance company that is authorized to do business in the state and is a member of an "insurance holding company system" is generally required to register as such with the insurance regulatory authorities and file periodic reports concerning its relationships with the insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions.

         Each Insurance Subsidiary is required to file detailed reports with the insurance department of each state in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the National Association of Insurance Commissioners ("NAIC"), the Insurance Subsidiaries are examined periodically by examiners of the companies' domiciliary states and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. American Progressive was examined in 1999 for the three years ended December 31, 1997 by the New York State Insurance Department and has received a draft examination report. American Pioneer was examined in 1997 for the year ended December 31, 1995 by the Florida Insurance Department, which examination resulted in a final report with no material issues, and is currently under examination for the four years ended December 31, 1999. American Exchange was examined in 1999 for the year ended December 31, 1997 by the Texas Insurance Department, which examination resulted in a final report with no material issues. None of these reports contain any issues that management believes will have a material impact on the Company.

         The North Carolina Department of Insurance examined Peninsular during 1996 and 1997 for the three years ended December 31, 1995, which examination resulted in a final report. All recommendations contained in the report were resolved prior to Peninsular's acquisition by the Company.

         The Pennsylvania Department of Insurance examined Pennsylvania Life in 1997 and 1998 for the three years ended December 31, 1996. The examination report has not been issued to the Company. The Department issued written recommendations at the completion of the field examination work. Management believes that all of these recommendations were resolved prior to Pennsylvania Life's acquisition by the Company.

         The Texas Department of Insurance examined Union Bankers, Constitution Life and Marquette during 1998 for the three years ended December 31, 1997. Drafts of the examination reports were recently received and are under review and discussion with the Department. The draft report raises a number of issues, including a statutory reserve issue, all of which issues Company management believes will be resolved without a material adverse effect on the Company.

         Many states require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1999 and 1998, securities totaling $32.5 million and $7.7 million, respectively (approximately 4.6% and 4.7%, respectively, of the carrying value of the Company's invested assets), were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards established by the particular state.

         Codification of Statutory Accounting Practices

         In 1998, the NAIC approved a codification of statutory accounting principles, effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's Insurance Subsidiaries use to prepare their statutory financial statements. Although the Company has not completed its assessment of the effect of codification, it does not believe that such changes will have a material adverse impact on the reported statutory financial condition of any such subsidiaries.

         Other Insurance Regulatory Changes

         The NAIC and state insurance regulators have recently become involved in a process of re-examining existing laws and regulations and their application to insurance companies. This re-examination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of nonstatutory guidelines, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. Furthermore, while the Federal government currently does not directly regulate the insurance business, Federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and Federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of the Company and its Insurance Subsidiaries.

         Since 1993 New York State has required that all health insurance sold to individuals and groups with less than 50 employees, be offered on an open enrollment and community rated basis. Such insurance may continue to be sold to groups with more than 50 employees on an underwritten basis, with premium set to reflect expected or actual results. The community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and requires that the same average rate be used for all persons with the same policy residing in the same location. The Medicare Supplement policies actively marketed by American Progressive in New York State and some of its in force business is subject to the community rating rules. The extension of such legislation to Florida, Texas and other states where significant medically underwritten health insurance is offered, might cause a reconsideration of the Company's existing health care coverage offerings.

         Dividend and Distribution Restrictions

         Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $8.6 million at December 31, 1999.

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

         Under current North Carolina, Pennsylvania and Texas insurance law, a life insurer may pay dividends or make distributions without the prior approval of the Insurance Department as long as the dividend distributions out of accumulated earnings, provided they do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year.

         During 1999, the Penn Union companies were not able to pay dividends without prior approval from their respective insurance regulatory authorities. For 2000, the Penn Union Companies are able to pay dividends in accordance with the laws of the states of domicile.

         Under current Canadian law, a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada.

         Risk-Based Capital Requirements

         The NAIC's risk-based capital ("RBC") requirements for insurance companies take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The Company believes that its Insurance Subsidiaries are adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, were the Insurance Subsidiaries' RBC position decline in the future, the Insurance Subsidiaries' continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected might be affected.

         Guaranty Association Assessments

         The Company's Insurance Subsidiaries can be required, under solvency or guaranty laws of most states in which they do business, to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future state premium taxes. None of the Insurance Subsidiaries has ever incurred any significant costs of this nature. The likelihood and amount of any other future assessments are now unknown and are beyond the control of the Company.

         Health Care Reform

         From time to time, numerous proposals have been introduced in Congress and the state legislatures to reform the current health care system. Proposals have included, among other things, employer-based insurance systems, subsidized premiums for lower income people, "managed competition" among health plans, programs to regulate policy availability, affordability of public and private programs and expansion of Medicare to provide prescription drug benefits and coverage to persons under age 65. Changes in health care policy could significantly affect the Company's health insurance business.

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

         Whether or not Congress passes any further health reform measures in the foreseeable future cannot be determined at the present time; however, it is likely that health reform will continue to reappear on the legislative agenda in the future. Such additional healthcare reform proposals also could require standardization of major medical or long-term care coverages, impose mandated or target loss ratios or rate regulation, require the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase or decrease the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in the Company's Medicare Supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have effects on the Company's business, some of them adverse. The Company is unable to predict what changes to the country's health care system will be enacted, if any, or their effects on the Company's business. (See "Regulation").

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

EMPLOYEES

         At January 31, 2000, the Company employed approximately 700 employees, none of whom are represented by a labor union. The Company is in process of restructuring its operations that will result in the relocating, hiring and severing of various employees. It is anticipated that at the conclusion of the restructuring, the Company will have approximately 640 employees. The Company considers its relations with its employees to be satisfactory.

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         The following table sets forth certain information concerning the Directors and Officers of the Company:

                                                            POSITION WITH THE COMPANY, PRESENT PRINCIPAL OCCUPATION OR
NAME                                          AGE                EMPLOYMENT AND PAST FIVE-YEAR EMPLOYMENT HISTORY
-----------------------------------------    -------    -------------------------------------------------------------------
Richard A. Barasch                             46       Director, Chairman of the Board (since December 1997), President and Chief Executive Officer of the Company; Director and
                                                        President of American Progressive; and Chairman of the Board of
                                                        all the other Insurance Subsidiaries and of WorldNet.  Mr.
                                                        Barasch has been a director and executive officer of the Company since July 1988, President since April 1991 and Chief Executive
                                                        Officer since June 15, 1995.  He has held his positions with the
                                                        Company's subsidiaries since their acquisition or organization by the Company.

Robert A. Waegelein, C.P.A.                    39       Senior Vice President and Chief Financial Officer of the Company
                                                        (since October 1990) and of the Company's subsidiaries since they were acquired or organized.  Prior to that, Mr. Waegelein, a certified public accountant, was employed by KPMG Peat Marwick
                                                        LLP, the Company's then independent public accountants, in positions of increasing responsibility, finally serving as Senior
                                                        Manager.

Gary W. Bryant, C.P.A.                         50       President, Chief Executive Officer and Director of American
                                                        Pioneer since April 1983 and Senior Vice President of the Company since June 15, 1995.  President and a director of American
                                                        Exchange (since December 1997), Constitution Life, Marquette,
                                                        Peninsular Life and Union Bankers (since March 2000) and Chairman of the Board of AIAG (since January 2000).

William E. Wehner, C.L.U.                      56       Executive Vice President and Chief Operating Officer of American
                                                        Progressive since May 1991.  Senior Vice President and Chief
                                                        Marketing Officer of American Pioneer since November 1997.  Mr.
                                                        Wehner was employed for over twenty years by Mutual Life
                                                        Insurance Company of New York and its affiliates in positions of increasing responsibility, finally serving as Vice President for
                                                        Group Insurance.

Bradley E. Cooper                              33       Mr. Cooper is a Partner and co-founder of Capital Z.  Prior to joining Capital Z, Mr. Cooper served in similar roles at
                                                        Insurance Partners, L.P. ("Insurance Partners") and International
                                                        Insurance Investors, L.P.  Prior to the formation of Insurance
                                                        Partners, Mr. Cooper was a Vice President of International
                                                        Insurance Advisors, Inc. and was an investment banker in the
                                                        Financial Institutions Group at Salomon Brothers, Inc.  Mr.
                                                        Cooper currently serves on the board of directors of Superior
                                                        National Insurance Group, Highlands Insurance Group, CERES Group,
                                                        Inc. and American Capital Access Holdings.

Susan S. Fleming                               29       Ms. Fleming is a Principal of Capital Z.  Prior to joining
                                                        Capital Z, Ms. Fleming served as Vice President of Insurance
                                                        Partners and was an investment banker in the Mergers and
                                                        Acquisitions Financial Institutions Group at

                                                        Morgan Stanley & Co..  Ms. Fleming currently serves on the Board of
                                                        Directors of CERES Group, Inc.

Mark M. Harmeling                              47       Director of the Company since July 1990 and Director of American
                                                        Progressive since December 1992.  Mr. Harmeling has been
                                                        President of Bay State Realty Advisors since January 1994 and previously President of Intercontinental Real Estate
                                                        Corporation, a real estate management and development company for more than the past five years.  Mr. Harmeling is also a
                                                        Director of the following companies: Rochester Shoetree
                                                        Corporation (since 1988) and Applied Extrusion Technologies
                                                        (since 1987).

Bertram Harnett                                76       Elected director of the Company and American Pioneer in June 1996 and had been a director of the Company previously (July 29, 1988 to February 9, 1989).  Mr. Harnett is President of the law firm of Harnett Lesnick & Ripps P.A., Boca Raton, Florida and its
                                                        predecessors since 1988 and a practicing lawyer since 1948.  He is the author of treatises on insurance law and is a former
                                                        Justice of New York State Supreme Court.

Patrick J. McLaughlin                          41       Director of the Company since January 1995.  Mr. McLaughlin has been a Managing Director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993. Prior to that he was an Executive
                                                        Vice President and Chief Investment Officer of Life Partners
                                                        Group, Inc. (April 1990 to April 1993), Managing Director of
                                                        Conning & Company (August 1989 to April 1990) and Senior Vice
                                                        President and Chief Investment Officer of ICH Corporation (March
                                                        1987 to August 1989).

Robert A. Spass                                43       Mr. Spass is a Partner and co-founder of Capital Z. Prior to founding Capital Z, Mr. Spass was the Managing Partner and co-founder of Insurance Partners.  Prior to the formation of
                                                        Insurance Partners, Mr. Spass was President and CEO of
                                                        International Insurance Advisors Inc.  Prior to that, Mr. Spass was a Director of Investment Banking at Salomon Brothers and a
                                                        Senior Manager for Peat Marwick Main & Co  Mr. Spass serves on the board of directors of Highlands Insurance Group, Superior
                                                        National Insurance Group, CERES  Group, Inc. and MMI Companies.

Richard Veed                                   47       Director of the Company since April 25, 1997.  Mr. Veed has been a Managing Partner of AAM Investment Banking Group, Ltd. Since
                                                        October 1993.  Prior to that, he was President of Guaranty
                                                        Reassurance Corp. from September 1992 to May 1993 and a Partner at Arthur Andersen & Co. from 1987 to August 1992.  He is also a
                                                        Director of HomeVest Financial Group, Inc.

Robert F. Wright                               74       Director of the Company since June 1998.  Mr. Wright has been
                                                        President of Robert F. Wright Associates, Inc. since 1988. Prior to that Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP from 1960 to 1988.  Mr. Wright is
                                                        Director of Hanover Direct, Inc., Reliance Standard Life
                                                        Insurance Company and its affiliates, Deotexis, Inc., GVA
                                                        Williams, The Navigators Group, Inc., Quadlogic Controls Corp.,
                                                        and U.S. Timberlands Company, L.P.

         All of the executive officers listed above devote their full business time to the Company. All of the officers and directors of the Company and its subsidiaries are elected annually for one-year terms. All officers and directors hold office until their successors are duly elected and qualified.

         The By-laws of the Company provide that the Board of Directors shall set the number of directors. The Company's Board of Directors currently consists of nine directors.

         The Board of Directors has an Audit Committee, which also acts as a Transactions Committee, consisting of Messrs. Harmeling, McLaughlin, Spass, Veed and Wright; a Compensation Committee consisting of Ms. Fleming and Messrs. Harmeling and Veed; and an Executive Committee consisting of Messrs. Barasch, Cooper, Harnett, McLaughlin and Spass. The Audit Committee is empowered to consult with the Company's independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters and, as the Transactions Committee, reviews and makes recommendations to the Board on certain capital transactions entertained by the Company. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of officers of the Company. The Executive Committee has the authority to act between Board meetings on behalf of the Board, on all matters allowed by law.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Wand Partners L.P., an affiliate of Wand/Universal Investments L.P., I and II, the holders of all of the outstanding Series B Preferred Stock (which was converted to common stock in 1999), entered into a financial advisory agreement, dated December 30, 1994, under which such Wand affiliate rendered advisory services to the Company and was paid a fee of $100,000 per year for such services reduced by any director's fees paid to the director designated by Wand. Such services and fees were to continue as long as Wand owns 500,000 shares of Common Stock or common stock equivalent. In connection with the Capital Z Transaction, Wand agreed to terminate this advisory agreement as of December 31, 1999 and Wand was paid $100,000 in 1999.

         Bertram Harnett, a director of the Company, is a shareholder in Harnett, Lesnick & Ripps P.A. of Boca Raton, Florida, which was paid $524,257 in 1999 on account of its legal services to, as well as reimbursement for disbursements made on behalf of, the Company.

         Robert F. Wright, a director of the Company, was paid $25,661 on account of his services as Chairman of the Audit Committee, as well as reimbursement for disbursements made on behalf of the Company.

ITEM 2 - PROPERTIES

         At December 31, 1999, the Company had the following leases from unaffiliated parties: (i) approximately 9,000 square feet of office space in Rye Brook, New York, under a lease expiring in October 2004; (ii) 18,000 square feet in Orlando, Florida, under a lease expiring in February 2002; (iii)

32,000 square feet in Pensacola, Florida, under a lease expiring in November 2002, with two renewals at the Company's option for a period of five years each;
(iv) 4,000 square feet in Bay Harbor, Florida, under a lease expiring August 2000; (v) 3,000 square feet in Richardson, Texas, under a lease expiring in March 2004; (vi) 67,000 square feet in Raleigh, North Carolina, under a lease expiring July 2003; (vii) 22,000 square feet in Mississauga, Ontario, Canada, under a lease expiring April 2003. These leases represent the operating offices of American Progressive, American Pioneer, WorldNet, American Exchange, Pennsylvania Life, and PennCorp of Canada, respectively, and carry an aggregate annual rental of approximately $1.8 million. The company also leases a smaller office in Andalusia, Alabama, for an aggregate annual rental of approximately $17,000.

ITEM 3 - LEGAL PROCEEDINGS

         No reportable litigation was pending at December 31, 1999. The Company is party to various lawsuits arising out of the ordinary conduct of its business, none of which, the Company believes, would have a material adverse effect upon the business of the Company if it were to be adversely determined.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF PUBLICLY TRADED SECURITIES

         The Company's Common Stock has been traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol UHCO since May 12, 1983. The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                        Common Stock
                                                     ------------------
                                                     High           Low
                                                     ----           ---
            1997
            ---------------------------------
            First Quarter                           2 31/64         1 3/4
            Second Quarter                            2 5/8         1 3/4
            Third Quarter                             2 5/8         1 7/8
            Fourth Quarter                            3 1/4             2
            1998
            ---------------------------------
            First Quarter                                 3         2 3/8
            Second Quarter                          2 15/16        2 5/16
            Third Quarter                             2 7/8         2 1/8
            Fourth Quarter                            2 7/8             2
            1999
            ---------------------------------
            First Quarter                                 4             3
            Second Quarter                                4        3 2/64
            Third Quarter                            5 3/16        3 3/38
            Fourth Quarter                          4 13/16         3 3/8
            2000
            ---------------------------------

            First Quarter (through March 1)           4 1/2         3 3/4

         As of March 1, 2000, there were approximately 1,500 holders of record of the Common Stock. On March 1, 1999, the bid and ask sales prices for the Common Stock were $3 7/8 and $4.

DIVIDENDS

         The Company has neither declared nor paid dividends on its Common Stock and no such dividends are likely in the foreseeable future. Any future decision to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, the ability of the Company to pay cash dividends, if and when it should wish to do so, may depend on the ability of its subsidiaries to pay dividends to the Company. See "Regulation Dividend and Distribution Restrictions".

         ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, the related notes thereto and the auditors' report thereon and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below as of, and for the year ended December 31, 1995 are derived from the consolidated financial statements of the Company, which have been audited and reported upon by KPMG LLP, independent certified public accountants. The selected consolidated financial data presented below as of and for each of the years ended December 31, 1996 through 1999, have been audited and reported upon by Ernst & Young LLP, independent certified public accountants.

                                                                               Year ended December 31,
                                                 ----------------------------------------------------------------------------------
INCOME STATEMENT DATA:                             1999 (4)            1998            1997 (5)           1996 (6)           1995
                                                 ---------          ---------       ---------          ---------          ---------
                                                                     (In thousands, except for per share data)
Direct premium and policyholder fees             $ 252,553          $ 131,044       $  99,339          $  55,287          $  46,145
Reinsurance premium assumed                          1,751                998             998             10,522              8,866
Reinsurance premium ceded                         (138,827)           (89,546)        (62,623)           (25,664)           (18,200)
                                                 ---------          ---------       ---------          ---------          ---------
Net premium and other policyholder fees
                                                   115,477             42,496          37,714             40,145             36,811

Net investment income                               29,313             10,721          10,023              9,850              8,945
Realized gains                                        (241)               256           1,133                240                674
Fee income                                           3,542              2,553           2,368              2,872              3,137
Other income                                            45                 63              92                280                244
Total revenues                                     148,136             56,089          51,330             53,387             49,811
Total benefits, claims and other
   Deductions                                      132,080             52,157          48,119             53,014             47,161
Operating income before taxes                       16,056              3,932           3,211                373              2,650
Net income after taxes                               9,813              2,608           2,119                104              2,642
Net income applicable to common
  Shareholders (1)                                   9,633              2,174           1,870                104              2,642
Earnings per share:
Basic                                            $    0.42          $    0.29       $    0.26          $    0.01          $    0.42
Diluted                                          $    0.34          $    0.20       $    0.18          $    0.18          $    0.25

                                                                              December 31,
                                                --------------------------------------------------------------------------
BALANCE SHEET DATA:                                   1999         1998            1997            1996            1995
                                                ----------  --------------  --------------  --------------   -------------
                                                               (In thousands, except for per share data)
Total cash and investments                      $  812,297      $  164,674      $  159,429      $  144,681      $  135,603
Total assets                                     1,153,421         283,302         272,575         242,237         182,994
Policyholder account balances                      238,665         154,886         145,085         134,539         118,609
Loan payable                                        70,000           4,750           3,500            --              --
Series C Preferred Stock                              --             5,168           5,168            --              --
Series D Preferred Stock                              --             2,250            --              --              --
Series B Preferred Stock                              --             4,000           4,000           4,000           4,000
Stockholders' equity                               133,965          28,318          25,706          22,079          24,114
Stockholders' equity per share of
Common Stock :
   Basic (2)                                    $     2.92      $     3.18      $     2.96      $     2.53      $     2.89
   Diluted (3)                                  $     2.91      $     2.59      $     2.39      $     2.12      $     2.30

------------------------
(1) After provision for Series C Preferred Stock dividends of $180, $433 and $250 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

(4) Includes the results of the Penn Union Companies since its acquisition on July 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(5) Includes the results of American Exchange since its acquisition on December 1, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(6) Includes the results of the First National block of business since its acquisition on October 1, 1996.

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

         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related consolidated footnotes included elsewhere.

         Universal is a life and accident and health insurance holding company, and consists of American Progressive, American Pioneer, American Exchange, WorldNet and Quincy. On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Penn Union Companies"): Pennsylvania Life, PennCorp Canada, Peninsular, Union Bankers, Constitution and Marquette as well as certain other assets (the "Penn Union Acquisition").

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds from the sale of common stock (See - "Share Purchase Agreement with Capital Z Financial Services Fund II, L.P." and Note 2 to Notes to Consolidated Financial Statements) and from the $70 million term loan portion of an $80 million credit facility entered into on July 30, 1999. None of the $10 million revolving loan facility included in this credit facility was drawn at closing nor has been drawn upon to date. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal bank loan, to contribute to the surplus of Pennsylvania Life and for working capital.

         The Penn Union Transaction was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements. In addition to the purchase price, the Company incurred costs totaling $17.5 million including a transition accrual of $10.0 million. At the time of closing, the fair value of net assets of the acquired companies amounted to $157.8 million resulting in a negative goodwill amount of $10.0 million, which will be amortized on a straight line basis over a ten year period.

      In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the Penn Union Transaction into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formulated at the date of acquisition. Accordingly, the Company recorded a $10.0 million restructuring liability in its accounting for the Penn Union acquisition.

      This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" (EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs.

      In accordance with EITF 95-3, the Company's Board of Directors has approved the plan and the Company will finalize any changes to the restructuring plans no later than one year from the date of the Penn Union Acquisition (July 31, 2000). The Company will report changes to the accrued acquisition expenses in future financial statements. The Company expects the consolidation to be completed in early 2001.

         The consolidated results of operations include the results of the Penn Union Companies from the date of acquisition.

         Subsequent to the acquisition of the Penn Union Companies, the Company redefined its operating segments with primary emphasis on its distribution channels. Currently, the Company manages its business through four operating segments, Senior Market Brokerage, Career Agency, Special Markets and Insurance Services and Corporate.

SENIOR MARKET BROKERAGE - This distribution channel consists of a general agency system and insurance brokerage system that focus on the sale of products in the senior market segment, including Medicare Supplement and Long-term Care. The agents in this segment also distribute universal life products.

CAREER AGENCY SYSTEM - The Career Agency segment is comprised of a career agency field force, which distributes fixed benefit accident and sickness, life insurance and supplemental senior health insurance in the United States and Canada. The Career Agents are under exclusive contract with Pennsylvania Life and PennCorp Canada.

SPECIAL MARKETS - Through its own operating history and through prior acquisitions, Universal has accumulated various lines of business that it manages in its Special Markets segments. These products include annuities, interest-sensitive and group life insurance, individual medical and other accident and health insurance.

INSURANCE SERVICES AND CORPORATE - This segment is primarily made up of the insurance administrative service company that processes certain business for the Insurance Subsidiaries, as well as unaffiliated insurers. It also includes the corporate operations of the holding company, including interest on debt.

         Prior to the Penn Union Transaction, the Company reported its results through four segments, with primary emphasis on major product lines. These segments were Senior Market Accident and Health Insurance, Other Accident and Health Insurance, Life Insurance and Insurance Services and Corporate.

         The new Senior Market Brokerage Segment includes substantially all of the Senior Market Accident and Health Insurance business as well as a portion of the business previously included in the Life Insurance segment that was produced by the brokerage agents.

         The Career Agency segment includes only business which is new to the Company as a result of the acquisition of Pennsylvania Life and PennCorp Canada.

         The Special Markets segment includes a combination of existing Universal business from the Other Accident and Health and Life Insurance segments, as well as new business resulting from the acquisition of the Peninsular, Marquette, Union Bankers and Constitution.

         The business included in the Insurance Services and Corporate Segment has not changed significantly from the prior year.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Consolidated net income after Federal income taxes increased by $7.2 million to $9.8 million ($0.34 per share) in 1999, compared to $2.6 million ($0.20) in 1998. Operating income before income tax increased by $12.2 million to $16.1 million in 1999 compared to $3.9 million in 1998.

         The Senior Market Brokerage segment nearly doubled its results, increasing by $1.5 million in addition to the $11.6 million added by the acquisition of the Career Agency segment. The Special Markets segment improved its results by $3.0 million primarily as a result of the business acquired in the Penn Union Acquisition. These are offset by a reduction of $3.9 million in the results from the Non-insurance segment. Discussion of the details by segment follows.

         SENIOR MARKET BROKERAGE SEGMENT

         The Senior Market Brokerage Segment focuses on the sale of senior market products through a network of independent agents. The results of operations for the years ended December 31, 1999 and 1998 include the results of the sales of products such as Medicare Supplement, Long Term Care and Senior Life products through this distribution channel.

         REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $5.9 million to approximately $30.5 million for the year ended December 31, 1999, compared to total revenues of approximately $24.6 million in the prior year.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the year ended December 31, 1999, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $104.0 million, a $17.3 million increase over the $86.7 million amount in 1998. The gross earned premiums on the Company's senior market products increased as follows:

                                                                                                   1999 TOTAL
         DESCRIPTION                                                  PREMIUM INCREASE           PREMIUM EARNED
         -----------                                                  ----------------           --------------
                                                                       (in millions)              (in millions)
         Medicare Supplement                                              $  19.45                  $  40.21
         Freedom Care                                                         2.40                      5.76
         Hospital Indemnity, Home Health Care and                             0.43                      4.62
         Nursing Home
         Senior Life                                                          0.16                      0.79
                                                                          --------                  --------
         Totals                                                           $  22.44                  $  51.38
                                                                          ========                  ========

         These increases totaled $22.44 million and were offset by the decrease in premiums on the products acquired in connection with the acquisitions of the business of First National and Dallas General, which products were terminated. Premiums earned from these products decreased $5.16 million to $52.60 million.

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1999 for the Senior Market Brokerage Segment amounted to $74.4 million, a $11.5 million increase from the 1998 amount of $62.9 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                           CEDED PREMIUM                  1999 TOTAL
         DESCRIPTION                                                     INCREASE (DECREASE)             PREMIUM CEDED
         -----------                                                     -------------------             -------------
                                                                            (in millions)                (in millions)
         Business acquired:
               First National                                                  $(3.76)                      $34.62
               Dallas General                                                   (0.25)                        8.16
         Medicare Supplement                                                     14.38                       27.27
         Freedom Care                                                             0.72                        1.85
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                             0.37                        2.08
                                                                                ------                      ------
         Other lines                                                              0.08                        0.41
         Totals                                                                 $11.54                      $74.39
                                                                                ======                      ======

         Investment related revenue

         Net investment income of the Brokerage Agent Segment increased $0.2 million to $0.9 million for the year ended December 31, 1999, compared to $0.7 million in 1998. This increase is attributable to the increase in invested assets outstanding in this segment during 1999 compared to 1998. Realized gains on investments decreased slightly from the prior year.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Brokerage Agent Segment increased approximately $4.4 million to $27.4 million for the year ended December 31, 1999, compared to $23.0 million for the year ended December 31, 1998.

         Claims and other benefits increased $5.3 million to $18.6 million for the year ended December 31, 1999 compared to $13.3 million in 1998. The change in reserves for the year ended December 31, 1999 amounted to an increase of $3.6 million compared to an increase of $4.3 million in 1998 generating a variance of $0.7 million. These increases in claims and change in reserves are the result of the $5.7 million increase in net premiums earned for the year ended December 31, 1999 discussed above.

         The change in deferred acquisition costs increased by $1.0 million for the year ended December 31, 1999 compared to 1998. The amount of acquisition costs capitalized increased $1.4 million from $3.9 million in 1998 to $5.3 million in 1999. The overall increase in capitalized costs is the result of the increase in new premium production in the year ended December 31, 1999 compared to 1998. The amortization of deferred acquisition costs increased $0.4 million from $1.0 million in 1998 to $1.4 million in 1998.

         Commissions in the Brokerage Agent Segment increased $4.2 million in the year ended December 31, 1999 to $18.3 million, compared to $14.1 million in 1998. This increase is the direct result of the $17.3 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $4.4 million in the year ended December 31, 1999 to $23.2 million, compared to $18.8 million in 1998. This increase is the direct result of the $11.5 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $1.8 million in the year ended December 31, 1999 to $13.9 million, compared to $12.1 million in 1998 due in part to the increase in expenses incurred in generating new business ($0.8 million) as well as the increase in taxes associated with the growth in new business in this segment. The ratio of general expenses to gross premium has remained at 13%.

         CAREER AGENTS SEGMENT

         The Career Agent Segment was acquired in the Penn Union Acquisition and comprises the operations of Pennsylvania Life Insurance Company ("Pennsylvania Life") and PennCorp Life Insurance Company of Canada ("PennCorp Canada"). The Career Agents market life and health insurance products focusing primarily on fixed benefit accident and sickness products. Penn Corp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania Life U.S.") and Canada.

         REVENUES. Total revenues for the Career Agent segment amounted to $68.0 million of which $44.2 million was generated by Pennsylvania Life U.S. and $23.8 million was generated by the Canadian operations. Gross premium totaled $56.9 million, $36.6 million derived by Pennsylvania Life U.S. and $20.4 million derived from the Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the five months since acquisition were $0.2 million at the Canadian operations and $1.1 million at Pennsylvania Life U.S.. Investment income of $12.1 million consists mostly of interest on bonds held by the company.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Agent Segment totaled $56.4 million for the five months ended December 31, 1999.

         Claims and other benefits amounted to $29.2 million for the five months ended December 31, 1999. Of this amount, $23.0 million related to claims incurred at Pennsylvania Life U.S. and $6.2 million related to the Canadian operations. The change in reserves for the five months ended December 31, 1999 amounted to $1.2 million, representing an increase of 0.3% since the date of acquisition.

         Deferred acquisition costs increased $2.9 million for the five months ended December 31, 1999. Acquisition costs capitalized at Pennsylvania Life U.S. totaled $1.6 million offset by amortization of $34 thousand. Canadian costs capitalized amounted to $1.3 million.

         Commissions in the Career Agent Segment for the five months ended December 31, 1999 amounted to $15.0 million, of which $10.4 million related to Pennsylvania Life U.S. Commissions and expense allowances on reinsurance ceded totaled $0.8 million in the five months ended December 31, 1999.

         Other operating costs and expenses totaled $14.7 million for the five months ended December 31, 1999. The ratio of general expenses to gross premium for the period was 26%.

         SPECIAL MARKETS SEGMENT

         The Special Markets Segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or brokerage agency distribution systems as well as some specialty life and accidental insurance products. The results of operations for the years ended December 31, 1999 and 1998 include the results of the sales of such products.

         REVENUES. Total revenues for the Special Markets Segment increased approximately $17.2 million to approximately $46.5 million for the year ended December 31, 1999, compared to total revenues of approximately $29.3 million in the prior year.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the year ended December 31, 1999, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $93.4 million, a $48.1 million increase over the $45.3 million amount in 1998. The gross earned premiums on the Company's special market products increased as follows:

                                                                                                   1999 TOTAL
         DESCRIPTION                                                 PREMIUM INCREASE            PREMIUM EARNED
         -----------                                                 ----------------            --------------
         Acquired Businesses:                                           (in millions)             (in millions)
            Constitution Life Insurance                                   $   6.93                  $   6.93
            Union Bankers                                                    43.78                     43.78
            Peninsular                                                        1.26                      1.26
         International Medical                                                0.50                      5.24
         Group Health Products                                                1.98                      4.75
                                                                          --------                  --------
         Totals                                                           $  54.45                  $  61.96
                                                                          ========                  ========

         These increases totaled $54.5 million and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                                                    1999 TOTAL
         DESCRIPTION                                                  PREMIUM DECREASE            PREMIUM EARNED
         -----------                                                  ----------------            --------------
                                                                        (in millions)             (in millions)
         Life and annuity products                                          $1.50                     $14.75
         Major Medical                                                       4.25                      12.83
         Other health products                                               0.60                        3.9
                                                                         --------                   --------
         Totals                                                          $   6.35                   $  31.39
                                                                         ========                   ========

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1999 for the Special Markets Segment amounted to $63.1 million, a $36.4 million increase from the 1998 amount of $26.7 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                             CEDED PREMIUM                1999 TOTAL
         DESCRIPTION                                                      INCREASE (DECREASE)            PREMIUM CEDED
         ---------------------------------------------                    ------------------             -------------
                                                                              (in millions)              (in millions)
         Business acquired
               Constitution                                                       $6.83                      $6.83
               Union Bankers                                                      31.31                      31.31
               Peninsular                                                          0.36                       0.36
         Life and annuity products                                                 0.19                       7.43
         Major Medical                                                            (4.33)                      8.27
         International Medical                                                     0.68                       4.95
         Other lines                                                               1.34                       3.96
                                                                                -------                    -------
         Totals                                                                 $ 36.38                    $ 63.11
                                                                                =======                    =======

         Investment related revenue

         Net investment income of the Special Markets Segment increased $6.2 million to $16.2 million for the year ended December 31, 1999, compared to $10.0 million in 1998. This increase is attributable to the increase in invested assets outstanding in this segment during 1999 compared to 1998. Realized gains on investments decreased $0.5 million from the prior year due to the write down of a permanently impaired security of $0.6 million.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $14.3 million to $42.2 million for the year ended December 31, 1999, compared to $27.9 million for the year ended December 31, 1998.

         Claims and other benefits increased $12.8 million to $25.2 million for the year ended December 31, 1999 compared to $12.4 million in 1998. The change in reserves for the year ended December 31, 1999 amounted to a decrease of $4.5 million compared to an increase of $1.1 million in 1998 generating a variance of $5.5 million. These increases in claims and change in reserves are the result of the $11.7 million increase in net premiums earned for the year ended December 31, 1999 discussed above. Interest credited to policyholders increased $1.4 million from $7.2 million in 1998 to $8.6 million in 1999. Approximately $0.8 million of the increase relates to the acquired companies.

         The change in deferred acquisition costs decreased by $0.6 million for the year ended December 31, 1999 compared to 1998. The amount of acquisition costs capitalized decreased $1.5 million from $4.7 million in 1998 to $3.2 million in 1999. The deferred acquisition costs decreased despite an increase in net earned premium primarily due to the fact that the increase in net earned premium related mainly to renewal business of the Penn Union companies. New business production is the main driver of deferred acquisition costs. The amortization of deferred acquisition costs decreased $0.3 million from $4.0 million in 1998 to $3.7 million in 1999. This decrease is the result of the decrease in the asset balance.

         Commissions in the Special Markets Segment increased $0.3 million in the year ended December 31, 1999 to $13.3 million, compared to $13.0 million in 1998. This increase is due largely to the acquisition of the Penn Union Companies which increase was offset by a decrease in some of the life products no longer marketed. Commissions and expense allowances on reinsurance ceded increased $2.6 million in the year ended December 31, 1999 to $15.0 million, compared to $12.4 million in 1998. This increase is largely due to the acquisition of the Penn Union Companies.

         Other operating costs and expenses increased $5.8 million in the year ended December 31, 1999 to $14.0 million, compared to $8.2 million in 1998. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off. The ratio of general expenses to gross premium has decreased from approximately 19% to approximately 15%.

         INSURANCE SERVICES AND CORPORATE

         The Non Insurance Businesses Segment consists of WorldNet, Quincy, PFI, Inc ("PFI")(an internal servicing company acquired in July, 1999), a minority interest in Security Health and the Parent Company.

         Fees and other income increased $0.8 million due to increase in income at WorldNet. General expenses increased $4.8 million from $1.3 million in 1998 to $6.1 million in 1999. This increase is due to an increase in interest expense of $2.6 million related to a loan with Chase Manhattan to finance the purchase of the Penn Union Companies. In addition, the Parent Company incurred compensation expenses of approximately $1.0 million related to the issue of stock options and bonuses to employees and members of management related to the acquisition of the Penn Union Companies.

         YEARS ENDED DECEMBER 31, 1998 AND 1997

         The results of operations for the years ended December 31, 1998 and 1997 include the operations of American Progressive, American Pioneer and WorldNet for the year ended December 31, 1997 and the operations of American Exchange for the period December 4, 1997, the date of its acquisition, to December 31, 1997. All references to per share amounts are on a diluted basis.

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

         SENIOR MARKET BROKERAGE SEGMENT

         REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $8.0 million to approximately $24.6 million for the year ended December 31, 1998, compared to total revenues of approximately $16.6 million in the prior year.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the year ended December 31, 1998, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $86.7 million, a $24.1 million increase over the $62.6 million amount in 1997. The gross earned premiums on the Company's senior market products increased as follows:

                                                                                                   1998 TOTAL
         DESCRIPTION                                                  PREMIUM INCREASE           PREMIUM EARNED
         ---------------------------------------------                ----------------           --------------
                                                                       (in millions)              (in millions)
         Medicare Supplement                                             $   14.40                 $   20.76
         Dallas General                                                      10.44                     10.44
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                         0.67                      4.19
         Freedom Care                                                         2.27                      3.37
         Other products                                                       0.23                      0.63
                                                                          --------                 ---------
         Totals                                                           $  28.01                 $   39.39
                                                                          ========                 =========

         These increases totaled $39.4 million and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                                                  1999 TOTAL
         DESCRIPTION                                                PREMIUM DECREASE            PREMIUM EARNED
         ---------------------------------------------              ----------------            --------------
                                                                      (in millions)             (in millions)
         First National assumed business                                $    3.95                 $    47.32
                                                                        ---------                 ----------
         Totals                                                         $    3.95                 $    47.32
                                                                        =========                 ==========

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1998 for the Senior Market Brokerage Segment amounted to $62.9 million, a $16.3 million increase from the 1997 amount of $46.6 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                            CEDED PREMIUM                 1999 TOTAL
         DESCRIPTION                                                     INCREASE (DECREASE)             PREMIUM CEDED
         ---------------------------------------------                   ------------------              -------------
                                                                            (in millions)                (in millions)
         Business acquired
               First National                                                  $(3.37)                      $38.38
               Dallas General                                                     8.41                        8.41
         Medicare Supplement                                                      9.71                       12.89
         Freedom Care                                                             0.77                        1.14
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                             0.59                        1.71
         Other lines                                                              0.22                        0.33
                                                                                ------                      ------
         Totals                                                                 $16.33                      $62.86
                                                                                ======                      ======

         Investment related revenue

         Net investment income of the Brokerage Agent Segment increased $0.1 million to $0.7 million for the year ended December 31, 1998, compared to $0.6 million in 1997. This increase is attributable to the increase in invested assets outstanding in this segment during 1999 compared to 1998. Realized gains on investments decreased slightly from the prior year.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Brokerage Agent Segment increased approximately $6.9 million to $23.0 million for the year ended December 31, 1998, compared to $16.1 million for the year ended December 31, 1997.

         Claims and other benefits increased $2.6 million to $13.3 million for the year ended December 31, 1998 compared to $10.7 million in 1997. The change in reserves for the year ended December 31, 1998 amounted to an increase of $4.3 million compared to an increase of $0.5 million in 1997 generating a variance of $3.8 million. These increases in claims and change in reserves are the result of the $7.7 million increase in net premiums earned for the year ended December 31, 1998 discussed above.

         The change in deferred acquisition costs increased by $1.2 million for the year ended December 31, 1998 compared to 1997. The amount of acquisition costs capitalized increased $1.5 million from $2.4 million in 1997 to $3.9 million in 1998. The overall increase in capitalized costs is the result of the increase in new premium production in the year ended December 31, 1998 compared to 1997. The amortization of deferred acquisition costs increased $0.4 million from $0.6 million in 1998 to $1.0 million in 1998. This increase is the result of the increase in new premium production.

         Commissions increased $3.8 million in the year ended December 31, 1998 to $14.1 million, compared to $10.3 million in 1997. This increase is the direct result of the $24.1 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $6.7 million in the year ended December 31, 1998 to $18.8 million, compared to $12.2 million in 1997. This increase is the direct result of the $16.3 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $3.6 million in the year ended December 31, 1998 to $12.1 million, compared to $8.5 million in 1997 due in part to the increase in expenses incurred in generating new business ($1.5 million) as well as the increase in third party administration fees and taxes associated with the growth in new business in this segment.

         SPECIAL MARKETS SEGMENT

         REVENUES. Total revenues for the Special Markets segment decreased approximately $2.7 million to approximately $29.3 million for the year ended December 31, 1998, compared to total revenues of approximately $32.0 million in the prior year.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the year ended December 31, 1998, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $45.3 million, a $7.6 million increase over the $37.7 million amount in 1997. The gross earned premiums on the Company's senior market products increased as follows:

                                                                                                     1998 TOTAL
         DESCRIPTION                                                   PREMIUM INCREASE           PREMIUM EARNED
         ---------------------------------------------                 ----------------           --------------
         Life Insurance and Annuities                                       $ 2.10                   $ 16.24
         Major Medical                                                       10.84                     17.11
         International Medical                                                1.65                      4.75
                                                                           -------                   -------
         Totals                                                            $ 14.59                   $ 38.10
                                                                           =======                   =======

         These increases totaled $38.1 million and were offset by the decrease in premiums on the products terminated and not currently marketed by the Company as follows:

                                                                                                    1998 TOTAL
         DESCRIPTION                                                  PREMIUM DECREASE            PREMIUM EARNED
         ---------------------------------------------                ----------------            --------------
                                                                        (in millions)             (in millions)
         Group Health Products                                             $ 5.63                     $ 2.77
         Other health products                                               1.33                       4.47
                                                                           ------                     ------
         Totals                                                            $ 6.96                     $ 7.24
                                                                           ======                     ======

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the year ended December 31, 1998 for the Special Markets Segment amounted to $26.7 million, a $10.7 million increase from the 1997 amount of $16.0 million. Details of the changes in reinsurance premiums ceded is as follows:


                                                                            CEDED PREMIUM             1998 TOTAL
         DESCRIPTION                                                     INCREASE (DECREASE)        PREMIUM CEDED
         ---------------------------------------------                   ------------------         -------------
                                                                             (in millions)          (in millions)
         Life and annuity products                                                1.67                    7.24
         Major Medical                                                            9.23                   12.56
         International Medical                                                    1.47                    4.27
         Other lines                                                            (1.67)                    2.62
                                                                                ------                 -------
         Totals                                                                 $ 10.7                 $ 26.69
                                                                                ======                 =======

         Investment related revenue

         Net investment income of the Special Markets Segment increased $0.7 million to $10.0 million for the year ended December 31, 1998, compared to $9.3 million in 1997. This increase is attributable to the increase in invested assets outstanding in this segment during 1998 compared to 1997. Realized gains on investments decreased $0.3 million from the prior year due primarily to the write down of a permanently impaired security of $0.5 million in 1998.

         Interest credited to policyholders increased $0.6 million to $7.2 million, which is the result of more interest sensitive account values in force.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment decreased approximately $2.6 million to $27.9 million for the year ended December 31, 1998, compared to $30.5 million for the year ended December 31, 1997.

         Claims and other benefits decreased $0.6 million to $12.4 million for the year ended December 31, 1998 compared to $13.0 million in 1997. The change in reserves for the year ended December 31, 1998 amounted to a increase of $1.1 million compared to a decrease of $22 thousand in 1997 generating a variance of $1.1 million. Interest credited to policyholders amounted to $7.2 million in 1998, an increase of $0.6 million over the 1997 amount of $6.6 million.

         The change in deferred acquisition costs decreased by $0.6 million for the year ended December 31, 1998 compared to 1997. The amount of acquisition costs capitalized increased $45 thousand from the prior year. The small increase in capitalized costs is the result of relatively flat new premium production in the year ended December 31, 1998 compared to 1997 as some of the lines of business in this segment continue to run off. The amortization of deferred acquisition costs increased $0.6 million from $3.4 million in 1997 to $4.0 million in 1998.

         Commissions increased $2.2 million in the year ended December 31, 1998 to $13.0 million, compared to $10.8 million in 1997. This increase is the direct result of the $7.6 million increase in total premium discussed above. Commissions and expense allowances on reinsurance ceded increased $4.3 million in the year ended December 31, 1998 to $12.4 million, compared to $8.1 million in 1997. This increase is the direct result of the $10.7 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $1.2 million in the year ended December 31, 1998 to $8.2 million, compared to $9.4 million in 1997. The ratio of general expenses to gross premium decreased from approximately 25% in 1997 to 18% in 1998.

         INSURANCE SERVICES AND CORPORATE

         The Non Insurance Businesses Segment consists of WorldNet, Quincy, a minority interest in Security Health acquired in 1998 and the Parent Company.

         Total revenue decreased $0.4 million from $2.7 million in 1997 to $2.3 million in 1998 due to a realized gain of $0.6 million in 1997 related to the sale of Amerifirst Insurance Company, an inactive insurance company. This decrease in realized gains was partially offset by an increase in fee income of $0.2 million. General expenses decreased $0.2 million from $1.5 million in 1997 to $1.3 million in 1998. The decrease in expenses at WorldNet ($1.1 million) was offset by an increase in expenses at the Parent Company ($0.6 million) related to increased interest expense and activity in public company activities compared to 1997.

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

         The Company

         The Company requires cash to pay the operating expenses necessary to function as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses), and to meet the cost involved in being a publicly owned company. In addition, it requires cash to meet Universal's obligations under the loan agreement discussed below, the debentures outstanding with American Progressive and to fund the planned reorganization of the Company being performed in connection with the acquisition of the Penn Union Companies.

         Loan Agreements

         As of December 31, 1998, the Company had outstanding a loan of $4.8 million pursuant to a credit agreement with Chase Manhattan Bank, which it executed in 1998. During the seven months ended July 30, 1999, the Company repaid $0.5 million in principal and $0.2 million in interest. In connection with the Penn Union Transaction discussed above, the $4.3 million amount outstanding on the 1998 credit agreement was repaid in full on July 30, 1999. At the same time, the Company paid $25 thousand to terminate an interest rate swap agreement and expensed $87 thousand of unamortized loan origination expenses, both related to the 1998 credit agreement.

         To help finance the Penn Union Acquisition on July 30, 1999, the Company entered into an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points (currently 9.38%) with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, PFI, Inc. (an immaterial subsidiary), Quincy Coverage Corp. (an immaterial subsidiary), and WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of PennCorp Canada). The Company has not drawn down any of the revolving loan facility and pays a commitment fee of 50 basis points on the unutilized facility. For the five months ended December 31, 1999, the Company paid $2.65 million in interest.

         In connection with an agreement entered into 1996 whereby American Pioneer became a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the year ended December 31, 1999 the Company paid $0.7 million in interest on these debentures to American Progressive, which was eliminated in consolidation.

         Management believes that the current cash position, the availability of the revolving loan facility, the expected cash flows of the non-insurance companies, the surplus note interest payments from American Exchange and the availability of dividends from its Insurance Subsidiaries can support the obligations of Universal noted above for the foreseeable future. However, there can be no assurance as to the expected future cash flows or to the availability of dividends from the Insurance Subsidiaries.

         Share Purchase Agreement with Capital Z Financial Services Fund II,
L.P.

         On December 31, 1998, the Company executed a Share Purchase Agreement with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999 (as amended the "Share Purchase Agreement"). Under the amended agreement, Capital Z agreed to purchase up to 28,888,888 shares of Universal common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction"). The Share Purchase Agreement received the approvals of the Florida, New York and Texas Insurance Departments (the states in which Universal's Insurance Subsidiaries prior to the Penn Union Acquisition are domiciled). The stockholder approvals required for the closing of the UA Purchase Agreement were given on July 27, 1999.

         On July 30, 1999, the Share Purchase Agreement closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790. As contemplated by the Share Purchase Agreement, certain members of management and agents of Universal and the Penn Union Companies and holders of Series C Preferred Stock preemptive rights purchased 3,753,189 shares of common stock for $11,822,545. The total number of shares issued amounted to 29,460,741 for total proceeds of $92,801,334. The transaction expenses incurred with the UA Purchase Agreement amounted to $6,963,662 and were charged to paid-in capital. Included in these transaction expenses was a transaction fee and expense reimbursements of $5,120,896 paid to an affiliate of Capital Z, $1,375,000 of which was paid by issuing 436,508 shares of common stock of the Company.

         Conversion of Preferred Stock

         Under the terms of the Series C Preferred Stock, the Company had the right to require its conversion to common stock if certain conditions were met, which conditions were satisfied on March 5, 1999. All of the 51,680 outstanding shares of Series C Preferred Stock were converted to 2,175,986 shares of common stock on April 1, 1999. As a result of this conversion, the cumulative redemption accrual of $0.8 million was eliminated and credited to retained earnings.

         The holders of the Series C Preferred Stock had preemptive rights, which were triggered by the execution of the Share Purchase Agreement on December 31, 1998, subject to the closing of the sale pursuant to that agreement. 1,159,243 shares were purchased pursuant to these preemptive rights at a price of $3.15 per share.

         As a result of the closing of the Capital Z transaction on July 30, 1999, all of the Series B, D-1 and D-2 Preferred Stock was converted into 1,777,777, 833,333 and 555,556 shares of common stock, respectively.

         Exercise of Outstanding Common Stock Warrants that Expired on December 31, 1999

         At December 31, 1998, the Company had 658,231 common stock warrants issued and outstanding which were registered under the Securities Act of 1933 and 2,015,760 warrants outstanding which were not registered under the Securities Act of 1933. The warrants had an exercise price to purchase common stock on a one to one basis at $1.00 and expired on December 31, 1999. During the year ended December 31, 1999, 650,410 of the registered common stock warrants and all of the unregistered common stock warrants were exercised for $2,666,170 resulting in the issuance of 2,666,170 shares of the Company's common stock. 7,821 of the registered common stock warrants expired unexercised.

          Insurance Subsidiaries

         American Progressive, American Pioneer, American Exchange, Constitution Life, Marquette, Peninsular Life, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. At December 31, 1999 the statutory capital and surplus, including asset valuation reserves, of the U.S. Insurance Subsidiaries totaled $89.2 million.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1999 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.9 million as of December 31, 1999. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at December 31, 1999.

         Cash generated by the Insurance Subsidiaries will be made available to Universal, the ultimate parent, principally through periodic payments of principal and interest on surplus debentures. Currently, the surplus notes between Universal and American Exchange total $70 million and anticipates that it will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies which are wholly owned by American Exchange filing a consolidated Federal income tax return.

         Dividend payments by insurance companies are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. As part of its approval of the Penn Union Acquisition, the Pennsylvania Insurance Department approved a quasi reorganization of Pennsylvania Life's surplus in which its previously negative unassigned surplus was reset to zero. Thus, future earnings of the company would be available for dividends without prior approval, subject to the restrictions noted above.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At December 31, 1999 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $22.8 million. The insurance companies, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yield on the Company's cash and invested assets increased slightly from 6.67% in 1998 to 6.79% in 1999. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         At December 31, 1999, the Insurance Subsidiaries held cash and cash equivalents totaling $45.6 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $717.6 million.
The fair values of these liquid holdings totaled more than $763.2 million.

         Investments

         The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of two investment advisors, Conning Asset Management and Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 1.1% and 2.5% of total fixed maturities as of December 31, 1999 and 1998, respectively). As of December 31, 1999 all of the Company's securities were current in the payment of principal and interest. During the year ended December 31, 1999 the Company wrote down the value of a certain fixed maturity security by $0.6 million which represents management's estimate of other than temporary declines in value and was included in net realized gains (losses) on investments in the accompanying consolidated statement of operations.

FEDERAL INCOME TAXATION OF THE COMPANY

          The Company files a consolidated return for federal income tax purposes, in which American Exchange and the Penn Union life insurance companies are not currently permitted to be included. At December 31, 1999, the Company (exclusive of American Exchange and the Penn Union life insurance companies) had a net operating tax loss carryforwards of approximately $9.7 million that expire in the years 2001 to 2019. At December 31, 1999, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes of approximately $0.3 million that can be carried forward indefinitely. As a result of the change in ownership of the Company in July 1999, use of most of the loss carryforwards of the Company are subject to annual limitations.

         American Exchange and the other U. S. Penn Union life insurance companies file a separate consolidated federal income tax return. At December 31, 1999, these companies had net operating loss carryforwards, most of which were incurred prior to their acquisition by the Company, of approximately $47.1 million that expire in the years 2007 to 2013. As a result of the change in ownership of the Company in July 1999 and the Penn Union Acquisition, use of most of the loss carryforwards are subject to annual limitations.

         At December 31, 1999 and 1999, the Company has established valuation allowances of $11.3 million and $1.3 million, respectively, with respect to these net operating loss carryforwards (deferred tax assets). The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from the Company's recent reorganization and from the income generated by its administration companies WorldNet and AIAG. The Company increased the taxable income in the non-life companies by $0.4 million and $1.9 million in 1998 and 1999, respectively. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

         The United States Insurance Subsidiaries are taxed as life insurance companies as provided in the Tax Code. The Omnibus Budget Reconciliation Act of 1990 amended the Tax Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in the Company's financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of the Insurance Subsidiaries' net operating loss carryforwards, there was no material increase in the Company's current income tax provision for any of the three years in the period ended December 31, 1999 due to this provision.

         The Clinton Administration has made two tax proposals relating to the insurance industry that may have an impact on the Company. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life companies to defer tax on profits that were earned between 1959 and 1983. Peninsular has $8.4 million and American Pioneer has $1.1 million of untaxed profits in its PSA. None of the other life Insurance Subsidiaries owned by the Company have PSA balances.

         A second proposal the Clinton Administration has made modifies the rules for capitalizing policy acquisition costs of life insurance companies on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. The proposed modifications to capitalization percentages apply only to group or individual term life insurance, non-pension annuity contracts, cash value life insurance, credit life insurance and credit health insurance and are higher than the current capitalization percentages. For the 1999 tax year, the Company had $138.8 million of premium receipts subject to proposed modifications to capitalization percentages.

         The Company can not predict whether or not these proposals will pass or pass in some modified form and, therefore, can not predict the impact caused by these proposed tax changes.

IMPACT OF YEAR 2000

         The Year 2000 issue relates to whether computer systems will properly recognize date-sensitive information in years subsequent to 1999. Prior to 2000, the Company underwent a corporate-wide program to address the Year 2000 issue, as it relates to its own computer systems, as well as to instances in which computer systems of third parties may have a significant impact on the Company's operations, such as suppliers, business partners, customers, facilities and telecommunications. In addressing the Year 2000 issue, the Company did not incur any significant expenses other than the allocation of internal resources to test and monitor this issue. The Company has not experienced any significant disruptions of business operations related to the Year 2000 issue to date and believes that the risk of such disruption in the future is low, although no assurance can be given in this regard. It is possible that Year 2000 problems that are not currently apparent may arise in the future. Accordingly, the Company will continue to monitor its systems for the Year 2000 issue.

EFFECTS OF ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new statement will have a significant impact on earnings or the financial position of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates that affect the market prices of its fixed income securities.

Interest Rate Risk

         The Company could experience economic losses if it was required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, the Company attempts to mitigate its exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of its fixed income investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. The Company's insurance liabilities are generally long tailed in nature, which generally permits ample time to prepare for their settlement. To date, the Company has not utilized various financial risk management tools on its investment securities, such as interest rate swaps, forwards, futures and options to modify its exposure to changes in interest rates. However, the Company may consider them in the future.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 1999, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $39.3 million and $70.7 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $32.2 million and $65.9 million, respectively.

         Foreign Currency Sensitivity

         Portions of Universal's operations are transacted utilizing the Canadian dollar as the functional currency. Approximately 13.7%, 16.1% and 23.7% of Universal's assets, revenues and operating income before taxes, as of and for the twelve months ended December 31, 1999, respectively, are derived from the Canadian operations. Accordingly, Universal's earnings and business equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for Universal's foreign operations are denominated in Canadian dollars, Universal is still subject to translation losses.

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

         At December 31, 1999, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease to the operating income before taxes of approximately $346 thousand and a decrease in equity of $5.2 million. Universal's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels or local prices.

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

ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Universal American Financial Corp.'s voting securities by directors, officers and persons who, to the best knowledge of the Company, are known to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1999, is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1 AND 2 FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         See separate index to Financial Statements and Financial Statement Schedules on Page F - 1.

         3        EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         3(a) Restated Certificate of Incorporation filed July 29, 1999, incorporated by reference to Exhibit A of Form 8-K dated August 13, 1999.

         3(b) By-Laws, as amended, are hereby incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

         10(a) Amended and Restated Purchase Agreement among the Company, dated December 31, 1999, as amended and restated on July 2, 1999, between Universal American, PennCorp Financial Group, Inc. and several of PFG's subsidiaries, incorporated by reference to Annex B of Proxy Statement dated July12, 1999.

         10(b) Share Purchase Agreement, as of December 31, 1998, between the Company and Capital Z Financial Services Fund II, L.P. as amended by Amendment, dated as of July 2, 1999, incorporated by reference to Annex A of Proxy Statement dated July 12, 1999.

         10(c) Shareholders Agreement dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., UAFC, L.P., AAM Capital Partners, L.P., Chase Equity Associates, L.P., Richard
                  A. Barasch and others, incorporated by reference to Exhibit A of Form 8-K dated August 13, 1999.

         10(d) Registration Rights Agreement, dated July 30, 1999, among the Company, Capital Z

                  Financial Services Fund II, L.P., Wand/Universal Investments L.P.I., Wand/Universal Investments L.P. II, Chase Equity Associates, L.P., Richard A. Barasch and others, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

         10(d) Special Commitments to the Superintendent of Insurance of the State of New York, dated January 6, 1995, signed by:

                           (i) the Registrant, American Progressive, BALP and NMRB Corp. and

                           (ii) WAND, Wand (Universal) Inc., David S. Callard and Bruce W. Schnitzer are incorporated by reference to Exhibit 10(e) to Form 10-K for 1994.

         11 Computation of basic and diluted earnings per share, incorporated by reference to Note 2j of Notes to Consolidated Financial Statements for 1999, included in this Form 10-K.

         12       List of Subsidiaries:

                                                                                  State of              Percentage
                                      Name                                      Incorporation             Owned
                                      ----                                      -------------             -----
                 American Progressive Life & Health Insurance Company              New York                100%
                 American Pioneer Life Insurance Company                           Florida                 100%
                 American Exchange Life Insurance Company                          Texas                   100%
                 Pennsylvania Life Insurance Company                               Pennsylvania            100%
                 Peninsular Life Insurance Company                                 North Carolina          100%
                 Union Bankers Insurance Company                                   Texas                   100%
                 Constitution Life Insurance Company                               Texas                   100%
                 Marquette National Life Insurance Company                         Texas                   100%
                 PennCorp Life Insurance Company                                   Ontario, Canada         100%
                 PFI, Inc.                                                         Delaware                100%
                 Quincy Coverage Corporation                                       Delaware                100%
                 WorldNet Service Corp.                                            Florida                 100%
                 Security Health Providers, Inc.                                   Delaware                 50%

         23(a)    Consent of Ernst & Young LLP

(B)      REPORTS ON FORM 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2000.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                  (Registrant)
                           By: /s/ Richard A. Barasch
                               Richard A. Barasch
                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons in the capacities indicated:

Signatures                                                             Title
----------                                                             -----

/s/ Richard A. Barasch                                                 Chairman of the Board, President,
------------------------------                                         Chief Executive Officer and Director
Richard A. Barasch                                                     (Principal Executive Officer)


/s/ Robert A. Waegelein                                                Senior Vice President and Chief
------------------------------                                         Financial Officer
Robert A. Waegelein                                                    (Principal Accounting Officer)


/s/ Bradley E. Cooper                                                  Director
------------------------------
Bradley E. Cooper

/s/ Susan S. Fleming                                                   Director
------------------------------
Susan S. Fleming

/s/ Mark M. Harmeling                                                  Director
------------------------------
Mark M. Harmeling

/s/ Bertram Harnett                                                    Director
------------------------------
Bertram Harnett

/s/ Patrick J. McLaughlin                                              Director
------------------------------
Patrick J. McLaughlin

/s/ Robert A. Spass                                                    Director
------------------------------
Robert A. Spass

/s/ Richard Veed                                                       Director
------------------------------
Richard Veed

/s/ Robert F. Wright                                                   Director
------------------------------
Robert Wright

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                                                                   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                    F-3

Consolidated Statements of Operations
 for the Three Years Ended December 31, 1999                                                                    F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the Three Years Ended December 31, 1999                                                                    F-5

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 1999                                                                    F-6

Notes to Consolidated Financial Statements                                                                      F-7

Schedule I -- Summary of Investments - other than investments in related parties
 (incorporated in Note 5 to Consolidated Financial Statements)

Schedule II -- Condensed Financial Information of Registrant                                                    F-38

Schedule III -- Supplementary Insurance Information                                                             F-41

Schedule IV -- Reinsurance (incorporated in Note 11 of Notes to Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

                          Independent Auditors' Report



The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules as listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                               Ernst & Young LLP

New York, New York
March 6, 2000

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

ASSETS                                                                                            1999                  1998
                                                                                              -----------           -----------
Investments (Notes 2c and 5):
  Fixed maturities available for sale, at fair value
    (amortized cost: 1999,  $734,466; 1998, $132,227)                                         $   717,560           $   134,798
  Equity securities, at fair value (cost: 1999, $5,120; 1998, $1,063)                               4,838                 1,020
  Policy loans                                                                                     25,640                 7,276
  Other invested assets                                                                             2,763                    30
  Mortgage loans                                                                                    2,743                 4,457
                                                                                               ----------           -----------
    Total investments                                                                             753,544               147,581

Cash and cash equivalents                                                                          58,753                17,093
Accrued investment income                                                                          11,506                 3,539
Deferred policy acquisition costs (Note 2d)                                                        34,943                24,283
Amounts due from reinsurers (Note 11)                                                             196,960                77,394
Due and unpaid premiums                                                                             3,578                   526
Deferred income tax asset (Note 6)                                                                 70,968                     -
Goodwill (Note 2o)                                                                                  4,201                 4,354
Present value of future profits                                                                     1,226                 1,569
Other assets                                                                                       17,742                 6,963
                                                                                               ----------           -----------
    Total assets                                                                                1,153,421               283,302
                                                                                               ==========           ===========

LIABILITIES, SERIES C PREFERRED STOCK, REDEMPTION ACCRUAL ON SERIES C PREFERRED
STOCK, SERIES D PREFERRED STOCK AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2e)                                                           238,665               154,886
Reserves for future policy benefits                                                               560,777                47,443
Policy and contract claims - life                                                                   5,644                 2,297
Policy and contract claims - health                                                                72,261                24,332
Loan payable (Note 12)                                                                             70,000                 4,750
Amounts due to reinsurers                                                                              85                 1,811
Restructuring liability (Note 4)                                                                    9,980                     -
Negative goodwill (Note 2o and 4)                                                                   9,622                     -
Deferred income tax liability (Note 6)                                                                  -                 1,219
Other liabilities                                                                                  52,422                10,145
                                                                                               ----------           -----------
    Total liabilities                                                                           1,019,456               246,883
                                                                                               ----------           -----------
Series C preferred stock (Note 7)                                                                       -                 5,168
                                                                                               ----------           -----------
Redemption accrual on Series C preferred stock                                                          -                   683
                                                                                               ----------           -----------
Series D preferred stock (Note 7)                                                                       -                 2,250
                                                                                               ----------           -----------
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (Note 8)
Series B preferred stock (Note 7)                                                                       -                 4,000
Common stock (Authorized: 1999, 80,000; 1998, 20,000, issued and outstanding:
  1999, 45,914; 1998, 7,638)                                                                          459                    76
Additional paid-in capital                                                                        122,924                16,411
Accumulated other comprehensive income/(loss)                                                      (6,887)                  858
Retained earnings                                                                                  17,469                 6,973
                                                                                               ----------           -----------
    Total stockholders' equity                                                                    133,965                28,318
                                                                                               ----------           -----------
    Total liabilities, Series C preferred stock, redemption accrual on Series C
       Preferred stock, Series D preferred stock and stockholders' equity                      $1,153,421           $   283,302
                                                                                               ==========           ===========


                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


   REVENUE:                                                                    1999               1998               1997
                                                                            ---------           ---------         ----------
                                                                               (In thousands, per share amounts in dollars)
   Gross premiums and policyholder fees earned                                $252,553            $131,044          $ 99,339
   Reinsurance premiums assumed                                                  1,751                 998               998
   Reinsurance premiums ceded                                                 (138,827)            (89,546)          (62,623)
                                                                            ----------          ----------        ----------
   Net premiums and policyholder fees earned (Note 11)                         115,477              42,496            37,714
   Net investment income (Note 5)                                               29,313              10,721            10,023
   Realized gains/(losses) on investments (Note 5)                                (241)                256             1,133
   Fee income                                                                    3,587               2,616             2,460
                                                                            ----------          ----------        ----------
                 Total revenues                                                148,136              56,089            51,330
                                                                            ----------          ----------        ----------
   BENEFITS, CLAIMS AND OTHER DEDUCTIONS:
   Net increase/(decrease) in future policy benefits                               357               5,356               441
   Claims and other benefits                                                    72,898              25,638            23,719
   Interest credited to policyholders                                            8,668               7,240             6,646
   Net increase in deferred acquisition costs                                   (6,229)             (3,530)           (2,946)
   Amortization of present value of future profits                                 343                 174                 -
   Amortization of goodwill/negative goodwill                                     (273)                171               112
   Commissions                                                                  46,624              27,147            21,089
   Other operating costs and expenses                                           48,658              21,181            19,358
   Commission and expense allowances
     on reinsurance ceded                                                      (38,966)            (31,220)          (20,300)
                                                                            ----------          ----------        ----------
                  Total benefits, claims and other deductions                  132,080              52,157            48,119
                                                                            ----------          ----------        ----------
   Operating income before taxes                                                16,056               3,932             3,211
   Federal income tax expense (Note 6)                                           6,243               1,324             1,092
                                                                            ----------          ----------        ----------
   Net income                                                                    9,813               2,608             2,119
   Redemption accrual on Series C and Series D Preferred
   Stock (Note 7)                                                                  180                 434               249
                                                                            ----------          ----------        ----------
   Net Income applicable to common shareholders                             $    9,633          $    2,174        $    1,870
                                                                            ==========          ==========        ==========
   Earnings per common share (Note 2k):
   Basic                                                                          $0.42              $0.29             $0.26
                                                                            ==========          ==========        ==========
   Diluted                                                                        $0.34              $0.20             $0.18
                                                                            ==========          ==========        ==========


                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                      Accumulated
                                        Series B                      Additional          Other
                                        Preferred         Common       Paid-In        Comprehensive     Retained
                                          Stock            Stock       Capital        Income/(Loss)     Earnings         Total
                                          -----            -----       -------        -------------     --------         -----
Balance, January 1, 1997               $   4,000       $      71      $  16,050       $    (972)      $   2,929       $  22,078
Net income                                  --              --             --              --             2,119           2,119

Change in net unrealized
  Investment gain (loss)                    --              --             --             1,814            --             1,814
                                                                                                                      ---------
Comprehensive income                                                                                                      3,933
                                                                                                                      ---------
Issuance of common stock                    --                 2            272            --              --               274

Issuance of Series C
  Preferred Stock                           --              --             (329)           --              --              (329)

Redemption accrual on
  Series C Preferred Stock                  --              --             --              --              (250)           (250)
                                       ---------       ---------      ---------       ---------       ---------       ---------
Balance, December 31,1997              $   4,000       $      73      $  15,993       $     842       $   4,798       $  25,706
                                       ---------       ---------      ---------       ---------       ---------       ---------

Net income                                  --              --             --              --             2,608           2,608

Change in net unrealized
  Investment gain (loss)                    --              --             --                16            --                16
                                                                                                                      ---------
Comprehensive income                                                                                                      2,624
                                                                                                                      ---------
Issuance of common stock                    --                 3            525            --              --               528

Issuance of Series D
  Preferred Stock                           --              --             (107)           --              --              (107)

Redemption accrual on
  Series C Preferred Stock                  --              --             --              --              (433)           (433)
                                       ---------       ---------      ---------       ---------       ---------       ---------
Balance, December 31,1998              $   4,000       $      76      $  16,411       $     858       $   6,973       $  28,318
                                       ---------       ---------      ---------       ---------       ---------       ---------

Net income                                  --              --             --              --             9,813           9,813
Currency translation adjustments            --              --             --             1,294            --             1,294
Change in net unrealized
  Investment gain (loss)                    --              --             --            (9,039)           --            (9,039)
                                                                                                                      ---------
Comprehensive income                                                                                                      2,068
                                                                                                                      ---------
Issuance of common stock                    --               383         89,927            --              --            90,310

Preferred Stock Conversion                (4,000)           --           13,142            --               863          10,005

Stock compensation (Note 4 and 9)           --              --            4,411            --              --             4,411

Loans to officers (Note 4)                  --              --             (967)           --              --              (967)

Redemption accrual on
  Series C Preferred Stock                  --              --             --              --              (180)           (180)
                                       ---------       ---------      ---------       ---------       ---------       ---------
Balance, December 31,1999              $    --         $     459      $ 122,924       $  (6,887)      $  17,469       $ 133,965
                                       =========       =========      =========       =========       =========       =========


                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Years Ended December 31, 1999


                                                                                     1999            1998            1997
                                                                                     ----            ----            ----
                                                                                                (In thousands)
Cash flows from operating activities:
Net income                                                                      $   9,813       $   2,608       $   2,119
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
Deferred income taxes                                                                 996           1,324           1,092
Change in reserves for future policy benefits (net of balances                      5,136           6,928          (3,997)
acquired)
Change in policy and contract claims (net of balances acquired)                    (2,229)           (270)         (2,713)
Change in deferred policy acquisition costs (net of balances acquired)             (6,253)         (3,530)         (2,946)
Change in deferred revenue (net of balances acquired)                                 (45)            (63)            (93)
Amortization of present value of future profits                                       343             175            --
Amortization of goodwill                                                             (273)            154             112
Change in policy loans (net of balances acquired)                                     264             (91)           (589)
Change in accrued investment income (net of balances acquired)                       (336)           (181)           (369)
Change in reinsurance balances (net of balances acquired)                          (5,571)         (5,320)         (4,963)
Change in due and unpaid premium (net of balances acquired)                           187              22           2,270
Realized loss/(gain) on investments                                                   241            (256)         (1,133)
Change in income taxes payable (net of balances acquired)                          11,565            --              --
Other, net                                                                          4,830          (1,874)          4,337
                                                                                ---------       ---------       ---------
Net cash provided by/(used in) operating activities                                18,668            (374)         (6,873)
                                                                                ---------       ---------       ---------

Cash flows from investing activities:
Proceeds from sale of fixed maturities available for sale                          41,039          26,887          35,963
Proceeds from redemption of fixed maturities available for sale                    12,405           7,941           9,030
Cost of fixed maturities purchased available for sale                            (182,843)        (45,886)        (37,933)
Change in amounts held in trust for reinsurer                                      (2,403)         (5,182)         (5,155)
Proceeds from sale of equity securities                                               374             512             337
Cost of equity securities purchased                                                  (144)           (591)           (690)
Change in mortgage loans                                                            2,870            --              --
Change in other invested assets                                                     2,079            (108)         (1,368)
Proceeds from sale of subsidiary, net of cash held                                   --              --             2,020
Purchase of business, net of cash acquired                                         (9,620)         (2,563)         (4,079)
                                                                                ---------       ---------       ---------
Net cash used by investing activities                                            (136,243)        (18,990)         (1,875)
                                                                                ---------       ---------       ---------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                         93,209             421             274
Proceeds from the issuance of Series C Preferred Stock                               --              --             4,838


Proceeds from the issuance of Series D Preferred Stock                              1,750           2,250            --


Increase/(decrease) in policyholder account balances                                 (974)          7,522          10,547
Change in short-term debt                                                            --              --              (800)
Increase in loan payable                                                           70,000           1,850           3,500
Principle repayment on loan payable                                                (4,750)           (600)           --
                                                                                ---------       ---------       ---------
Net cash provided from financing activities                                       159,235          11,443          18,359

Net (decrease) increase in cash and cash equivalents                               41,660          (7,921)          9,611
                                                                                ---------       ---------       ---------

Cash and cash equivalent at beginning of year                                      17,093          25,014          15,403
                                                                                ---------       ---------       ---------
Cash and cash equivalent at end of year                                         $  58,753       $  17,093       $  25,014
                                                                                =========       =========       =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                                      $   2,859       $     307       $      77
                                                                                =========       =========       =========
  Income taxes                                                                  $   2,335       $    --         $      62
                                                                                =========       =========       =========

Non Cash items consist of preferred stock conversions ($13.1 million) and stock compensation items ($1.5 million).


                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND COMPANY BACKGROUND:

         Universal American Financial Corp. ("the Company" or "Universal") was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. Until July 30, 1999, the Company had three principal subsidiaries: American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), in addition to WorldNet Services Corp. ("WorldNet") and Quincy Coverage Corp. ("Quincy"). On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the "Penn Union Companies"): Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada").

         Universal is a life and accident and health insurance holding company whose principal insurance subsidiaries have operated through a general agency system, marketing and underwriting products aimed at the senior market, including Medicare supplement, long-term care, home health care, life insurance and annuities. With the acquisition of Pennsylvania Life and PennCorp Canada, the Company has expanded its issuance of fixed benefit accident and health insurance products. The acquisition expanded the Company's general agency system and provided a new distribution system consisting of career agents. The career agent distribution system operates through a network of regional managers that operate branch offices throughout the United States and Canada and are under exclusive contract with Pennsylvania Life and PennCorp Canada.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. BASIS OF PRESENTATION: The significant accounting policies followed by Universal American Financial Corp. and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") which, as to the insurance subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Accounts that the Company deems to be sensitive to changes in estimates include policy liabilities and accruals, deferred policy acquisition costs, present value of future profits and deferred taxes. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates.

         b. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Universal American Financial Corp. and its wholly-owned subsidiaries, including the operations of the companies acquired on July 30, 1999 since the date of their acquisition, and of American Exchange since December 4, 1997, the date of its acquisition. All material intercompany transactions and balances have been eliminated.

         c.       INVESTMENTS:  Investments are shown on the following bases:

                  The Company follows Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of tax and deferred policy acquisition cost adjustments.

                  As of December 31, 1999 and 1998, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans and mortgage loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include property tax liens, real estate and collateral loans. The real estate and collateral loans are carried at cost which is equal to the fair value of their estimated future cash flows at the date of acquisition. Investment income is recorded when earned.

                  The Company regularly evaluates the carrying value of their investments based on current economic conditions, past credit loss experience and other circumstances. A decline in net realizable value that is other than temporary is recognized as a realized investment loss and a reduction in the cost basis of the investment in the period when such determination is made. The Company discounts expected cash flows in the computation of net realizable value of its investments, other than certain mortgage-backed securities. In those circumstances where the expected cash flows of residual interest and interest-only mortgage-backed securities, discounted at a risk-free rate of return, result in an amount less than the carrying value, a realized loss is reflected in an amount sufficient to adjust the carrying value of a given security to its fair value. Realized investment gains and losses on the sale of securities are based on the specific identification method.

         d. DEFERRED POLICY ACQUISITION COSTS: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins for FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", ("Statement No. 97") products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", ("Statement No. 60") products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses. No deferred policy acquisition costs were written off for the years ended December 31, 1999, 1998 and 1997.

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

                  Details with respect to deferred policy acquisition costs for the three years ended December 31, 1999 are as follows:

                           (Amounts in thousands)

                           Balance at January 1, 1997                                               $19,092
                               Capitalized costs                                                      6,712
                               Adjustment relating to unrealized gain/(loss) on fixed maturities     (1,205)
                               Amortization                                                          (3,767)
                                                                                                    -------
                           Balance at December 31, 1997                                             $20,832
                               Capitalized costs                                                      8,792
                                Adjustment relating to unrealized gain/ (loss) on fixed                 (79)
                           maturities
                                Amortization                                                         (5,262)
                                                                                                    -------
                           Balance at December 31, 1998                                             $24,283
                               Capitalized costs                                                     11,441
                               Adjustment relating to unrealized gain/(loss) on fixed                 4,509
                           maturities
                               Foreign Currency Adjustment                                               24
                               Amortization                                                          (5,314)
                                                                                                    -------
                           Balance at December 31, 1999                                             $34,943
                                                                                                    =======

         e. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL LIFE TYPE POLICIES: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under Statement No. 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consist principally of policy account values before any applicable surrender charges. Premium receipts are not reported as revenues when the retrospective deposit method is used. Credited interest rates for these products range from 3.00% to 7.00%.

         f. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR ACCIDENT & HEALTH INSURANCE PRODUCTS: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. Claim reserves are established for future payments not yet due on incurred claims, primarily relating to individual disability insurance and group long-term disability insurance products. These reserves are established based on past experience and are continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due but unpaid at year-end and primarily relates to individual health insurance products.

         Activity in the accident & health policy and contract claim liability is as follows:

                                                                                  1999           1998           1997
                                                                                --------       --------       --------
                                                                                             (In thousands)
Balance at beginning of year                                                    $ 24,332       $ 22,592       $ 24,628
    Less reinsurance recoverables                                                (19,076)       (17,034)       (15,269)
                                                                                --------       --------       --------
Net balance at beginning of year                                                   5,256          5,558          9,359
                                                                                --------       --------       --------
Balance acquired with Penn Union                                                  31,043           --             --
Balance acquired with American  Exchange                                            --             --              551
Balance acquired with Dallas General                                                --              785           --
Incurred related to:
    Current year                                                                  58,163         18,044         19,363
    Prior years                                                                     (395)          (782)        (2,424)
                                                                                --------       --------       --------
Total incurred                                                                    57,768         17,262         16,939
                                                                                --------       --------       --------
Paid related to:
    Current year                                                                  28,782         13,673         14,405
    Prior years                                                                   29,320          4,676          6,885
                                                                                --------       --------       --------
Total paid                                                                        58,102         18,349         21,290
Foreign currency adjustment                                                           65           --             --
                                                                                --------       --------       --------
Net balance at end of year                                                        36,030          5,256          5,559
Plus reinsurance recoverables                                                     36,231         19,076         17,033
                                                                                --------       --------       --------
Balance at end of year                                                          $ 72,261       $ 24,332       $ 22,592
                                                                                ========       ========       ========

                  Losses incurred related to prior years developed favorably in 1999, 1998 and 1997 due primarily to the fact that healthcare trends were lower than those anticipated when the reserves were established.

         g. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR TRADITIONAL LIFE AND ANNUITY PRODUCTS: Premiums from traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

         i. REINSURANCE ACCOUNTING: Recoverables under reinsurance contracts are included in total assets as amounts due from reinsurers rather than net against the related policy asset or liability. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

         j. FOREIGN CURRENCY TRANSLATION: The financial statement accounts of the Company's Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows:
                  (i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each period presented.

         k. EARNINGS PER COMMON SHARE: Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C and Series D Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B, C and D Preferred Stock outstanding during the year. As of December 31, 1999 there were 2,479,500 stock options not included in the diluted EPS computation because they were antidilutive. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997 as follows:

                                                                                  For the Year Ended December 31, 1999
                                                                             ---------------------------------------------
                                                                                 Income            Shares         Per Share
                                                                               (Numerator)      (Denominator)       Amount
                                                                               -----------      -------------       ------
                                                                              (In thousands, per share amounts in dollars)
                 Net income                                                   $9,813

                 Less: Redemption accrual on Series C preferred Stock           (180)
                                                                              ------
                 Basic EPS
                 Net income applicable to common shareholders                  9,633                23,212           $ 0.42
                                                                                                                     ======
                 Effect of Dilutive Securities
                 Series B Preferred Stock                                                            1,037
                 Series C Preferred Stock                                        180                   544
                 Series D Preferred Stock                                                              744
                 Non-registered warrants                                                             1,993
                 Registered warrants                                                                   614
                 Incentive stock options                                                             1,261
                 Director stock option                                                                  93
                 Treasury stock purchased from proceeds of
                 exercise of options and warrants                                                     (937)
                                                                              ------                ------
                 Diluted EPS
                 Net income applicable to common
                   Shareholders plus assumed conversions                      $9,813                28,561           $ 0.34
                                                                              ======                ======           ======

                                                                                  For the Year Ended December 31, 1998
                                                                            -----------------------------------------------
                                                                              Income              Shares           Per Share
                                                                            (Numerator)        (Denominator)         Amount
                                                                            -----------        -------------         ------
                                                                             (In thousands, per share amounts in dollars)
                 Net income                                                  $ 2,608

                 Less: Redemption accrual on Series C Preferred                 (434)
                 Stock                                                       -------

                 Basic EPS
                 Net income applicable to common shareholders                  2,174                 7,533           $0.29

                 Effect of Dilutive Securities
                 Series B Preferred Stock                                                            1,778
                 Series C Preferred Stock                                        434                 2,176
                 Series D Preferred Stock                                                                -
                 Non-registered warrants                                                             2,016
                 Registered warrants                                                                   658
                 Incentive stock options                                                               229
                 Director stock option                                                                   7
                 Treasury stock purchased from proceeds of
                 exercise of options and warrants                                                   (1,241)
                                                                                                    ------
                 Diluted EPS
                 Net income applicable to common
                   Shareholders plus assumed conversions                     $ 2,608                13,156           $0.20
                                                                             =======                ======           =====

                                                                                For the Year Ended December 31, 1997
                                                                          -------------------------------------------------
                                                                             Income              Shares            Per Share
                                                                           (Numerator)        (Denominator)         Amount
                                                                           ----------         -------------         -------
                                                                          (In thousands, per share amounts in dollars)
                 Net income                                                  $2,119

                 Less: Redemption accrual on Series C Preferred                (249)
                 Stock                                                       ------

                 Basic EPS
                 Net income applicable to common shareholders                 1,870                7,242             $0.26

                 Effect of Dilutive Securities
                 Series B Preferred Stock                                                          1,778
                 Series C Preferred Stock                                       249                1,356
                 Non-registered warrants                                                           2,016
                 Registered warrants                                                                 668
                 Incentive stock options                                                             296
                 Director stock option                                                                16

                 Treasury stock purchased from proceeds of
                 exercise of options and warrants                                                 (1,331)
                                                                                                  ------
                 Diluted EPS
                 Net income applicable to common
                   Shareholders plus assumed conversions                    $ 2,119               12,041             $0.18
                                                                            =======               ======             =====


l. COMPREHENSIVE INCOME: The components of comprehensive income, net of related tax, for the year ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                  1999          1998          1997
                                                                               -------       -------       -------
                                                                                           (In thousands)
                  Net income                                                   $ 9,813       $ 2,608       $ 2,119
                  Net unrealized gain (loss) arising during
                  the year (net of deferred acquisition costs)                  (9,091)          116         2,796
                  Foreign currency translation adjustment                        1,294          --            --
                  Reclassification adjustment for gains
                   (losses) included in net income                                  52          (100)         (982)
                                                                               -------       -------       -------
                  Comprehensive income (loss)                                  $ 2,068       $ 2,624       $ 3,933
                                                                               =======       =======       =======

                  The related tax effects allocated to each component of other comprehensive income were as follows:

                                                                   BEFORE TAX           TAX EXPENSE         NET OF TAX
                                                                     AMOUNT              (BENEFIT)            AMOUNT
                                                                     ------              ---------            ------
                                                                                  (In thousands)
                  Year ended December 31, 1999
                  Net unrealized gain (loss) arising during
                  the year (net of deferred acquisition costs)      $(15,293)              $(6,202)            $(9,091)
                  Reclassification adjustment for gains
                  (losses) included in net income                         87                    35                  52
                                                                    --------              --------             -------
                     Net unrealized gains                            (15,206)               (6,167)             (9,039)
                  Foreign currency translation adjustment              2,177                   883               1,294
                                                                    --------              --------             -------
                  Comprehensive income (loss)                       $(13,029)             $ (5,284)            $(7,745)
                                                                    ========              ========             =======

                                                                    BEFORE TAX           TAX EXPENSE          NET OF TAX
                                                                      AMOUNT               (BENEFIT)            AMOUNT
                                                                      ------               ---------            ------
                                                                                  (In thousands)
                  Year ended December 31, 1998
                  Net unrealized gain (loss) arising during
                  the year (net of deferred acquisition costs)         $ 171                  $ 55                $116
                  Reclassification adjustment for gains
                  (losses) included in net income                       (147)                  (47)               (100)
                                                                       -----                  ----                ----
                     Net unrealized gains                                 24                     8                  16
                  Foreign currency translation adjustment                  -                     -                   -
                                                                       -----                  ----                ----
                  Comprehensive income (loss)                          $  24                  $  8               $  16
                                                                       =====                  ====               =====

                                                                    BEFORE TAX           TAX EXPENSE          NET OF TAX
                                                                      AMOUNT               (BENEFIT)            AMOUNT
                                                                      ------               ---------            ------
                                                                                  (In thousands)
                  Year ended December 31, 1997
                  Net unrealized gain (loss) arising during
                  the year (net of deferred acquisition costs)        $3,471                  $675              $2,796
                  Reclassification adjustment for gains
                  (losses) included in net income                     (1,220)                 (238)               (982)
                                                                      ------                  ----              ------
                     Net unrealized gains                              2,251                   437               1,814
                  Foreign currency translation adjustment                  -                     -                   -
                                                                      ------                  ----              ------
                  Comprehensive income (loss)                         $2,251                  $437              $1,814
                                                                      ======                  ====              ======


         m. CASH FLOW INFORMATION: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

         n. FASB STATEMENT NO. 133: In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement 137, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

         O. GOODWILL/NEGATIVE GOODWILL: Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting bases. Purchase consideration in excess of the fair value of net assets acquired, for a specific acquisition, is allocated to goodwill. Should the fair value of the net assets acquired exceed the purchase consideration, such excess is utilized to reduce certain intangible assets, primarily present value of future profits related to the specific acquisition, and any remaining excess is allocated to negative goodwill. Allocation of purchase price is performed in the period in which the purchase is consummated and may be preliminary. Adjustments resulting from the completion of the purchase allocation process affect the value of assets and liabilities acquired.

                           In connection with the acquisition of First National
                  in 1996, the Company recorded $3.5 million of goodwill which is being amortized on a straight line basis over 30 years. Accumulated amortization through December 31, 1999 totaled $0.5 million. In connection with the acquisition of American Exchange in 1997, the excess of cost over net assets acquired of $1.3 million was recorded as goodwill and is also being amortized on a straight line basis over 30 years. Accumulated amortization through December 31, 1999 amounted to $84,000. Total amortization charged to operating expenses was approximately $154,000, $171,000 and $112,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                  Negative Goodwill relates to the Penn Union Acquisition and is being amortized over 10 years on a straight-line basis. Accumulated amortization was $427,000 at December 31, 1999 (see Note 4).

         p. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to current period classifications.

3.       EQUITY TRANSACTIONS

         Share Purchase Agreement with Capital Z Financial Services Fund II,
L.P.

         On December 31, 1998, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999. Under the amended agreement, Capital Z agreed to purchase up to 28,888,888 shares of Universal common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. The UA Purchase Agreement received the approvals of the Florida, New York and Texas Insurance Departments (the states in which Universal's insurance subsidiaries prior to the Penn Union Transaction are domiciled). The stockholder approvals required for the closing of the UA Purchase Agreement were given on July 27, 1999.

         On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share). As contemplated by the UA Purchase Agreement, certain members of management and agents of Universal and of the companies acquired on July 30, 1999 and holders of Series C Preferred Stock preemptive rights purchased 3,753,189 shares of common stock for $11,822,545 ($3.15 per share). The total number of shares issued amounted to 29,460,741 for total proceeds of $92,801,334. The Company provided loans to certain members of management to purchase the shares of common stock. The total amount of the loans of $967,000 was accounted for as a reduction in paid in capital in the financial statements. The transaction expenses incurred with the UA Purchase Agreement amounted to $6,963,662 and were charged to paid-in capital. Included in these transaction expenses was a transaction fee and expense reimbursement of $5,120,896 paid to an affiliate of Capital Z, of which $1,375,000 was paid by issuing 436,508 shares of common stock of the Company ($3.15 per share). In addition, the Company recorded an expense of $1.7 million to record the difference between the purchase price of the stock purchased by employees and agents of the Company and the fair value of the stock on the closing date.

         Shareholders' Agreement

         Universal, Capital Z, UAFC L.P. ("AAM") (an unaffiliated investment firm), Richard Barasch (the Chairman and Chief Executive Officer of the Company) and several other shareholders of Universal entered into a shareholders' agreement on July 30, 1999 (the "Shareholders' Agreement"). The Shareholders' Agreement requires that all proposed sales/transfers by the other shareholders who are party to the Shareholders' Agreement must first be offered to Richard Barasch and Capital Z, including its affiliates. However, pledges and some other transfers by any party to the Shareholders' Agreement of less than 2% of Universal's outstanding common stock at any one time, or 2.5% when aggregated with the other transfers by the shareholder and his, her or its permitted transferees of Universal's outstanding common stock, are permitted. In addition, Richard Barasch is not permitted to sell more than 2% of his holdings for a three-year period beginning July 30, 1999. The Shareholders' Agreement provides for tag-along and drag-along rights under some circumstances. "Tag-along rights" allow the holder of stock to include his, her or its stock in a sale of common stock initiated by another party to the Shareholders' Agreement. "Drag-along rights" permit a selling party to the Shareholders' Agreement to force the other parties to the Shareholders' Agreement to sell a proportion of the other holder's shares in a sale arranged by the selling shareholder.

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

4.       BUSINESS COMBINATION

         Penn Union Acquisition

         On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Penn Union Companies") and certain other assets as follows (the "Penn Union Transaction"). The Penn Union Companies are:

         Name of Insurance Company                     State or Province of Domicile
         -------------------------                     -----------------------------
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

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds generated from the UA Purchase Agreement described in Note 2 and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility (see Note 12). None of the revolving loan facility was drawn at closing. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal bank loan, to contribute to the surplus of Pennsylvania Life and for working capital.

         The Penn Union Transaction was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements. In addition to the purchase price, the Company incurred costs totaling $17.5 million including a restructuring accrual of $10.0 million and $1.7 million in stock compensation expense related to shares purchased by agents and certain members of management at discounted prices from the market. At the time of closing, the fair value of net assets of the acquired companies amounted to $157.8 million resulting in a negative goodwill amount of $10.0 million, which will be amortized on a straight line basis over a ten year period (see Note 2o).

         The consolidated pro forma results of operations, assuming that the companies described above were purchased on January 1, 1999 and 1998, respectively, are as follows:

                                                  YEAR ENDED DECEMBER 30,
                                                 ------------------------
                                                      1999       1998 (a)
                                                 ---------      ---------
                                                      (In thousands)
Total revenue                                    $ 274,805      $ 300,812
Operating income/(loss) before taxes             $  32,279      $    (473)
Net income/(loss)                                $  18,763      $  (1,097)

Earnings/(loss) per common share:
    Basic                                        $    0.44      $   (0.03)
    Diluted                                      $    0.41      $   (0.03)

      (a) The results of the Penn Union Companies for the twelve months ended December 31, 1998 included reserve strengthenings which resulted in a reduction in net income after tax of $20.5 million, or $0.51 per basic share and $0.47 per diluted share.

      In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the Penn Union Transaction into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formulated at the date of acquisition. Accordingly, the Company recorded a $10.0 million restructuring liability in its accounting for the Penn Union acquisition.

      This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" (EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs.

      In accordance with EITF 95-3, the Company's Board of Directors has approved the plan and the Company will finalize any changes to the restructuring plans no later than one year from the date of the Penn Union Acquisition (July 31, 2000). The Company will report changes to the accrued acquisition expenses as adjustments to the cost of the acquisition of the Penn Union companies in future financial statements. The Company expects the consolidation to be completed in early 2001.

5.       INVESTMENTS:

         As of December 31, 1999 and 1998, investments consisted of the following:

                                                                             December 31,1999
                                                 ----------------------------------------------------------------------
                                                  Face                Amortized                Fair             Carrying
Classification                                    Value                  Cost                 Value               Value
--------------                                    -----                  ----                 -----               -----
(In thousands)
US Treasury bonds and notes                      $31,170               $ 31,776             $ 31,549            $ 31,549
Corporate bonds                                  791,087                702,690              686,011             686,011
Equity Securities                                                         5,120                4,838               4,838
                                                                       --------             --------            --------
  Sub-total                                                             739,586             $722,398            $722,398
                                                                                            ========
Policy loans                                                             25,640                                   25,640
Mortgage loans                                                            2,743                                    2,743
Other invested assets                                                     2,763                                    2,763
                                                                       --------                                 --------
  Total investments                                                    $770,732                                 $753,544
                                                                       ========                                 ========

                                                                              December 31,1998
                                                  ----------------------------------------------------------------------
                                                   Face               Amortized                Fair              Carrying
Classification                                    Value                  Cost                 Value               Value
--------------                                    -----                  ----                 -----               -----
(In thousands)
US Treasury bonds and notes                       $3,800                 $3,848               $3,948              $3,948
Corporate bonds                                  129,150                128,379              130,850             130,850
Equity Securities                                                         1,063                1,020               1,020
                                                                      ---------             --------            --------
  Sub-total                                                             133,290             $135,818            $135,818
                                                                                            ========
Policy loans                                                              7,276                                    7,276
Mortgage loans                                                            4,457                                    4,457
Other invested assets                                                        30                                       30
                                                                      ---------                                 --------
  Total investments                                                   $ 145,053                                 $147,581
                                                                      =========                                 ========

         The amortized cost and fair value of fixed maturities as of December 31, 1999 and 1998 are as

                                                                              December 31, 1999
                                                   -------------------------------------------------------------------
                                                                             Gross          Gross
                                                   Amortized              Unrealized      Unrealized            Fair
Classification                                        Cost                   Gains          Losses              Value
--------------                                        ----                   -----          ------              -----
(In thousands)
US Treasury securities
  and obligations of
  US government                                     $ 63,968                $  10           $ (587)           $ 63,391
Corporate debt securities                            446,630                  420          (10,693)            436,357
Mortgage-backed securities                           223,868                  190           (6,246)            217,812
                                                    --------                -----        ---------            --------
                                                    $734,466                $ 620        $ (17,526)           $717,560
                                                    ========                =====        =========            ========

                                                                             December 31, 1998
                                                    -----------------------------------------------------------------
                                                                            Gross            Gross
                                                    Amortized             Unrealized       Unrealized           Fair
Classification                                         Cost                 Gains            Losses             Value
--------------                                         ----                 -----            ------             -----
(In thousands)
US Treasury securities
  and obligations of
  US government                                       $6,444                $ 182           $  (28)             $6,598
Corporate debt securities                             63,503                1,680             (472)             64,711
Mortgage-backed securities                            62,280                1,821             (612)             63,489
                                                    --------               ------         --------            --------
                                                    $132,227               $3,683         $ (1,112)           $134,798
                                                    ========               ======         ========            ========

         The amortized cost and fair value of fixed maturities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Amortized                  Fair
                                                               Cost                   Value
                                                               ----                   -----
                                                                    (In thousands)
       Due in 1 year or less                                 $ 23,289              $  23,648
       Due after 1 year through 5 years                       157,339                153,986
       Due after 5 years through 10 years                     228,964                224,548
       Due after 10 years                                      70,262                 67,146
       Mortgage-backed securities                             254,612                248,232
                                                             --------              ---------
                                                             $734,466              $ 717,560
                                                             ========              =========

         Included in fixed maturities at December 31, 1999 and 1998 were securities with carrying values of $32.5 million and $7.7 million, respectively, held by various states as security for the policyholders of the Company within such states.

         Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 1999 and 1998 are as follows:

                                                      1999           1998
                                                      ----           ----
                                                         (In thousands)
         Gross unrealized gains                     $    83        $    44
         Gross unrealized losses                       (365)           (88)
                                                    -------        -------
         Net unrealized losses                      $  (282)       $   (44)
                                                    =======        =======

         The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 1999 are as follows:

                                                                  1999               1998               1997
                                                                  ----               ----               ----
                                                                                (In thousands)
         Change in net unrealized gains (losses):
           Fixed maturities                                    $ (19,476)            $  104           $  3,485
           Equity securities                                        (239)                (1)               (29)
           Foreign currency                                        2,177                  -                  -
           Adjustment relating to
             Deferred policy acquisition costs                     4,509                (79)            (1,205)
                                                               ---------             ------           --------
         Change in net unrealized gains
           (losses) before income tax                            (13,029)                24              2,251
         Income tax (expense)/benefit                              5,284                 (8)              (437)
                                                               ---------             ------           --------
         Change in net unrealized gains (losses)               $   7,745             $   16           $  1,814
                                                               =========             ======           ========

         The details of net investment income for the three years ended December 31, 1999 are as follows:


                                                                1999              1998               1997
                                                                ----              ----               ----
                                                                            (In thousands)
         Investment Income:
           Fixed maturities                                  $  25,950          $   9,198         $   8,961
           Cash and cash equivalents                             2,454                920               802
           Equity securities                                       157                 59                29
           Property tax liens                                       52                  5                23
           Policy loans                                          1,004                612               496
           Mortgage loans                                          485                363               103
                                                               -------          ---------         ---------
         Gross investment income                                30,102             11,157            10,414
         Investment expenses                                       789                436               391
                                                               -------          ---------         ---------
         Net investment income                                 $29,313          $  10,721         $  10,023
                                                               =======          =========         =========

         Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 1999 are as follows:

                                                                1999              1998               1997
                                                                ----              ----               ----
                                                                           (In thousands)
         Realized gains:
           Fixed maturities                                   $    534           $ 1,250          $     760
           Equity securities                                     2,661                26                630
                                                              --------           -------          ---------
         Total realized gains                                    3,195             1,276              1,390
                                                              --------           -------          ---------
         Realized losses:
           Fixed maturities                                       (819)             (991)              (258)
           Equity securities                                    (2,617)              (29)                --
                                                              --------           -------          ---------
         Total realized losses                                  (3,436)           (1,020)              (258)
                                                              --------           -------          ---------
         Net realized gains/(losses)                          $   (241)          $   256          $   1,132
                                                              ========           =======          =========

         During the year ended December 31, 1999 and 1998, the Company wrote down the value of certain fixed maturity securities by $0.6 million and $0.6 million, respectively, which represents management's estimate of other than temporary declines in value and was included in net realized gains (losses) on investments. In 1997, the Company realized a gain of $0.6 million on the sale of AmeriFirst Insurance Company, a non-operating subsidiary.

6.       INCOME TAXES:

         The Company files a consolidated return for federal income tax purposes, in which American Exchange and its subsidiaries and PennCorp Canada are not currently permitted to be included. American Exchange and its subsidiaries file a separate consolidated federal income tax return.

         The Company's federal income tax expense consisted of:

                                                 1999             1998              1997
                                                 ----             ----              ----
                                                         (In thousands)
         Current - US                          $  127           $    -             $    -
         Current - Canadian                     1,394                -                  -
         Deferred - US                          4,078            1,324              1,092
         Deferred - Canadian                      644                -                  -
                                               ------           ------             ------
         Total tax expense                     $6,243           $1,324             $1,092
                                               ======           ======             ======

         A reconciliation of the "expected" tax expense at 35% (34% in 1997 and 1998) with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated

Statements of Operations is as follows:

                                                           1999                  1998                1997
                                                           ----                  ----                ----
Expected tax expense                                    $ 5,619               $ 1,337              $ 1,092
Canadian taxes                                              365
Other                                                       259                   (13)                  --
                                                        -------               -------              -------
Actual tax expense                                      $ 6,243               $ 1,324              $ 1,092
                                                        =======               =======              =======

         In addition to Federal income tax, the Company is subject to state premium and income taxes, which taxes are included in other operating costs and expenses in the accompanying statement of operations. Income taxes receivable for the years ended December 31, 1999 and 1998 totaled $0.7 million and $3.7 million, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                               1999                1998
                                                                               ----                ----
                                                                                   (In thousands)
         Deferred tax assets:
         Reserves for future policy benefits                               $ 30,637            $  3,310
         Deferred policy acquisition costs                                   24,582                   -
         Net operating loss carryforwards                                    19,899               5,219
         Unrealized losses on investments                                     3,873                   -
         Investment valuation differences                                     7,176                 189
         Deferred revenues                                                        -                  68
         AMT credit carryforward                                                262                 107
         Other                                                                    -                  24
                                                                           --------            --------
           Total gross deferred tax assets                                   86,429               8,917
           Less valuation allowance                                         (11,343)             (1,343)
                                                                           --------            --------
           Net deferred tax assets                                           75,086               7,574
                                                                           --------            --------
         Deferred revenues                                                   (1,190)                  -
         Present value of future profits                                       (488)               (534)
         Deferred policy acquisition costs                                        -              (6,756)
         Unrealized gains on investments                                          -                (444)
         Other                                                               (2,440)             (1,059)
                                                                           --------            --------
           Total gross deferred tax liabilities                              (4,118)             (8,793)
                                                                           --------            --------
           Net deferred tax asset (liability)                              $ 70,968            $ (1,219)
                                                                           ========            ========

         In 1999, a deferred tax asset relating to the purchase of the Penn Union companies was established in the amount of $69.9 million (relating primarily to acquired net operating loss carryforwards).

         At December 31, 1999, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Canada) had net operating tax loss carryforwards of approximately $9.7 million that expire in the years 2001 to 2019. At December 31, 1999, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes of approximately $0.3 million that can be carried forward indefinitely. At December 31, 1999, American Exchange and its subsidiaries had net operating tax loss carryforwards, most of which were incurred prior to their acquisition by the Company, of approximately $47.1 million that expire in the years 2007 to 2013. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

         At December 31, 1999 and 1998, the Company has established valuation allowances of $11.3 million and $1.3 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

         Two of the life insurance companies owned by the Company, Peninsular and American Pioneer, have Policyholder Surplus Accounts (Phase III) that, if required to be recognized as taxable income, would generate $2.9 million and $0.4 million in Federal income tax, respectively. The Company does not expect to recognize any Phase III tax; consequently, no deferred tax liability has been established.

7.       CONVERSION OF PREFERRED STOCK

         Under the terms of the Series C Preferred Stock, the Company had the right to require conversion if certain conditions were met, which conditions were satisfied on March 5, 1999. All of the 51,680 outstanding shares of Series C Preferred Stock were converted to 2,175,986 shares of common stock on April 1, 1999. As a result of this conversion, the cumulative redemption accrual of $0.8 million was eliminated and credited to retained earnings.

         The holders of the Series C Preferred Stock had preemptive rights, which were triggered by the execution of the UA Purchase Agreement on December 31, 1998, subject to the closing of the sale pursuant to that agreement. On July 30, 1999, 1,159,243 shares were purchased pursuant to these preemptive rights at a price of $3.15 per share.

         As a result of the closing of the Capital Z transaction on July 30, 1999, all of the Series B, D-1 and D-2 Preferred Stock was converted into 1,777,777, 833,333 and 555,556 shares of common stock, respectively.

8.       STOCKHOLDERS' EQUITY

         Preferred Stock

         The Company had 2,000,000 authorized shares of preferred stock to be issued in series with 74,580 shares issued and outstanding at December 31, 1998. During 1999 all of the outstanding preferred stock was converted into common stock (see Note 7 for a discussion of the conversion of previously outstanding Series B, C, D and D-1 Preferred Stock).

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 1999 and 1998 were 45,914,327 and 7,638,057, respectively. During the years ended December 31, 1999, 1998 and 1997, the Company issued 38,276,270; 312,197; and
176,639 shares, respectively, of its common stock.

         Common Stock Warrants

         At December 31, 1998, the Company had 658,231 common stock warrants issued and outstanding which were registered under the Securities Act of 1933 and 2,015,760 warrants outstanding which were not registered under the Securities Act of 1933. The warrants had an exercise price to purchase common stock on a one to one basis at $1.00 and expired on December 31, 1999. During the year ended December 31, 1999, 650,410 of the registered common stock warrants and all of the unregistered common stock warrants were exercised for $2,666,170 resulting in the issuance of 2,666,170 shares of the Company's common stock. 7,821 of the registered common stock warrants expired unexercised.

9.       STOCK OPTION AND EQUITY PLANS

         Option Plans

         1998 ICP

         On May 28, 1998, the Company's shareholders approved the 1998 Incentive Compensation Plan (the "1998 ICP"). The 1998 ICP superceded the Company's Incentive Stock Option Plan. Options previously granted under the Company's Incentive Stock Option Plan will remain outstanding in accordance with their terms and the terms of the respective plans.

         The 1998 ICP provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property ("Awards"). For the year ended December 31, 1999, the Company recorded compensation expense for stock bonuses granted of $0.4 million.

         The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 1999, 6.5 million shares were reserved for outstanding Awards under the 1998 ICP and 1.6 million shares were reserved for issuance under future Awards.

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

         Executive officers, directors, and other officers and employees of the Corporation or any subsidiary, as well as other persons who provide services to the Corporation or any subsidiary, are eligible to be granted Awards under the 1998 ICP, which is administered by the Board or a Committee established pursuant to the Plan.

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

      Options Granted to Employees

         In 1983, the Company had adopted an Incentive Stock Option Plan for Employees. As of December 31, 1999, 434,000 of options to employees are outstanding under this plan. Options under this plan expire ten years after the date granted or following the earlier termination of employment. Options vest 50% in the first year after grant and 50% in the second year after grant.

         In 1998 employees became eligible for options under the 1998 ICP. During 1999, 2,349,000 options were granted to employees under the 1998 ICP. In connection with the acquisition of the Penn Union companies, the Company issued stock options to certain employees and members of management on August 1, 1999. These options, which totaled 1,637,500, have an exercise price of $3.15 and vest 20% each year with an initial 20% vesting on the grant date. In addition, the Company issued 622,500 options to members of management which have an exercise price of $3.15 and vest in seven years unless Capital Z receives a predetermined rate of return on their investment in the Company in which case the options will cliff vest after five years. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), the Company recorded an expense for the difference between the exercise price and the value of the stock on the grant date in the amount of $921,373. Options expire ten years after the date granted or following earlier termination of employment. Additional information with respect to options issued to employees is as follows:


                                       Shares Under
                                       Options                                  Exercise
                                       Outstanding                              Price
                                   -----------------------------                --------------------

Balance, January 1, 1997                           570,000
  Granted                                          166,500                      $2.00 - $3.03
  Exercised                                        (95,000)                     $1.25 - $1.44
  Terminated                                       (21,000)                     $1.25 - $3.33
                                   -----------------------------
Balance, December 31, 1997                         620,500
  Granted                                          520,500                      $2.25 - $2.62
  Exercised                                       (165,000)                     $1.25 - $1.63
  Terminated                                       (13,000)                     $0.80 - $2.00
                                   -----------------------------
Balance, December 31, 1998                         963,000
  Granted                                        2,349,000                      $3.15 - $4.25
  Exercised                                        (12,500)                             $2.00
  Terminated                                       (13,000)                     $2.00 - $2.25
                                   -----------------------------
Balance, December 31, 1999                       3,286,500
                                   =============================


         At December 31, 1999, options granted to employees which are exercisable amount to 1,192,750.

         Stock Options Issued to Directors

         At the 1992 Annual Shareholders' Meeting, the Universal American Financial Corp. non-employee Directors Plan ("Stock Option Plan for Directors") was approved. As of December 31, 1999, 19,000 options remain outstanding under this plan. These options expire ten years after the date of grant or following earlier termination of service as a director.

         In 1998, directors of the Company became eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. Options outstanding under this plan totaled 109,500. Options outstanding for directors at December 31, 1999 which are exercisable totaled 76,500. Additional information with respect to the Company's stock options issued to directors is as follows:

                                                                            Options                                         Exercise
                                                                          Outstanding                                        Price
                                                                        ----------------------------                    ------------
                  Balance, January 1, 1997                                              28,000
                    Granted                                                              8,000                                $1.88
                                                                        ----------------------------
                  Balance, December 31, 1997                                            36,000
                    Granted                                                             85,500                        $2.25 - $2.62
                    Exercised                                                           (8,700)                       $0.56 - $1.63
                    Terminated                                                          (4,300)                       $1.88 - $3.50
                                                                        ----------------------------
                  Balance, December 31, 1998                                           108,500
                    Granted                                                             36,000                                $4.00
                    Exercised                                                          (16,000)                       $1.88 - $3.50
                                                                        ----------------------------
                  Balance, December 31, 1999                                           128,500
                                                                        ============================

         Stock Option Plan for Agents and Others

         On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the board of directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options expire ten years from the date of the grant. Options outstanding under this plan total 102,786, all of which are exercisable. In 1998, agents and other persons became eligible for options under the 1998 ICP. 152,000 options were issued in 1999 to agents and others. In accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation," ("FASB 123"), the fair value of these options totaling $0.2 million was expensed These options vest in equal installments over a three year period and expire ten years from the date of grant.

         In addition, in connection with the acquisition of the Penn Union companies, the Company adopted additional stock option plans for agents and regional managers of the Penn Union companies. Agents are to be issued stock and stock options based on new premium production at predetermined exercise prices. The plan ends at the earlier of December 31, 2001 or when the aggregate number of options have been issued. Total options granted may not exceed $1.0 million of proceeds to be received upon exercise to a maximum of 175,778 options. Options issued under this plan cliff vest 24 months after the end of the year of option grant and expire at the earliest of the termination date as an agent or 30 days after the option becomes exercisable. During 1999, a total of 84,254 options were issued to agents of the Penn Union companies related to 1999 sales performance at an exercise price of $3.62. In accordance with FASB 123, the fair value of these options was expensed which totaled $0.2 million. These agents were also eligible for stock grants based on new premium production. Total stock grants in 1999 totaled 84,254 shares for which the Company recorded an expense of $0.4 million.

         Regional managers will receive options based on growth of new premium earned. The plan ends at the earlier of December 31, 2001, or when aggregate numbers of options are issued. Total options to be granted cannot exceed $5.0 million of proceeds to be received upon exercise of such options to a maximum of 1,178,986 options. Options cliff vest on the January 1st following the second calendar year after the year of option grant. Options issued to regional managers expire at the earliest of termination as an agent for cause, 30 days after termination not for cause, or 5 years after the grant date. Total options issued in 1999 for 1998 performance were 183,055 with an exercise price of $3.15. Options issued related to 1999 performance totaled 66,299 with an exercise price of $3.62. In accordance with FASB 123, a total of $0.7 million was expensed representing the fair value of the options issued.

         Additional information with respect to stock options issued to agents and others is as follows:

                                                                    Options                                         Exercise
                                                                  Outstanding                                        Price
                                                                ----------------------------                   --------------------

                  Balance, January 1, 1997                                           86,393
                    Granted                                                          16,393                     $2.50 - $2.97
                                                                ----------------------------
                  Balance, December 31, 1997                                        102,786
                    Granted                                                         134,500                      $2.62- $3.25
                                                                ----------------------------
                  Balance, December 31, 1998                                        237,286
                    Granted                                                         485,608                     $3.09 - $5.31
                                                                ----------------------------
                  Balance, December 31, 1999                                        722,894
                                                                ============================

         Accounting for Stock-Based Compensation

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

         Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.51%-6.68%, 5.63% - 6.63%; and 6.13% - 6.63% and dividend yields of 0%, 0% and
0%; volatility factors of the expected market price of the Company's common stock of 43.63% - 48.64%, 43.74% - 46.08%, and 49.97% - 53.48%, and a
weighted-average expected life of the option of 4.5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                             1999                  1998            1997
                                                        ------------     -----------------    ------------
                                                                         (In thousands)
Net Income                                                  $ 9,813               $ 2,608         $ 2,119
Less:  Pro forma estimated fair value
           Options vested                                     1,979                   526             234
                                                        ------------     -----------------    ------------
Pro forma net income (loss)                                 $ 7,834               $ 2,082         $ 1,885
                                                        ============     =================    ============

Pro forma diluted earnings per share                          $0.27                 $0.16           $0.16
                                                        ============     =================    ============


         A summary of the status of the Company's three stock option plans as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:


                                                                 1999                                                       1998
                                    ------------------------------------------------------------     -------------------------------
                                                           Weighted-Average     Weighted-Average                    Weighted-Average
                                                            Exercise Price             Fair                             Exercise
Fixed Options                        Options                                           Value            Options        Price (1)
-----------------------------       ------------------   -------------------   -----------------     ------------   ----------------
                                    (In thousands)                                                  (In thousands)
Outstanding-beginning of year                 1,309              $2.57                $2.57               759             $2.22
Granted                                       2,870               3.32                 4.84               741              2.61
Exercised                                      (28)             (2.33)               (2.33)             (174)              1.49
Terminated                                     (13)             (2.18)               (2.18)              (17)              1.83
                                    ------------------                                               ----------

Outstanding-end of year                       4,138              $3.09                $4.15             1,309             $2.57
                                    ==================                                               ===========

Options exercisable at end
  of year                                     1,732                                                        485

Weighted average fair value of
options granted during the year

                                              $3.32                                                      $1.12


(1) In 1998, all stock options were issued with the exercise price equal to the fair value price at the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1999:


                         Number          Weighted-Average       Weighted-            Number              Weighted-
Range of               Outstanding         Remaining              Average             Exercisable        Average
Exercise Prices        at 12/31/98       Contractual Life       Exercise Price       at 12/31/98        Exercise Price
---------------      --------------      ----------------       --------------      ---------------     --------------
                     (In thousands)                                                  (In thousands)
$          1.88                  6       7.5 years               $1.88                   6                 $1.88
   2.00 to 2.97              1,045       8.0 years               2.45                  858                  2.46
   3.03 to 3.62              2,832       9.4 years               3.18                  451                  3.15
   4.00 to 4.25                116       9.9 years               4.17                    -                     -
           5.31                139       9.9 years               5.31                    -                     -
                     -------------                                                    -----
$ 1.88 to 5.31               4,138       9.1 years               3.09                 1,315                  2.69
                     =============                                                    =====

10.      STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

         The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At December 31, 1999 and 1998 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $89.2 million and $21.1 million, respectively. Total statutory net income for the three years ended December 31, 1999, 1998 and 1997 was $24.2 million ($25.4 million of which related to the Penn Union companies), $0.6 million and $0.7 million, respectively.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1999 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the

Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.9 million as of December 31, 1999. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at December 31, 1999.

         Dividend payments from American Progressive to the Company would require regulatory approval, which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $8.6 million at December 31, 1999. American Progressive made no dividends or distributions during the three years ended 1999.

         American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or (2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer paid dividends in 1997 totaling $610,000. American Pioneer did not pay any dividends in 1998 and 1999.

         Under current North Carolina, Pennsylvania and Texas insurance law, a life insurer may pay dividends or make distributions out of unassigned surplus without the prior approval of the Insurance Department as long as the dividend distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year. American Exchange made no dividends or distributions during the three years ended 1999. Since their acquisition on July 30, 1999, the Penn Union Companies have made no dividends or distributions.

         Under current Canadian law, a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada.

         The Insurance Subsidiaries' statutory basis financial statements are prepared in accordance with accounting practices prescribed or permitted by their respective domiciliary states. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed but are authorized by the relevant insurance departments; such practices may differ from state to state, may differ from company to company within a state and may change in the future.

         In 1998, the NAIC approved a codification of statutory accounting principles, effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's Insurance Subsidiaries use to prepare their statutory financial statements. Although the Company has not completed its assessment of the effect of codification, it does not believe that such changes will have a material adverse impact on the reported statutory financial condition of any such subsidiaries.

         11.      REINSURANCE:

         In the normal course of business, the Company reinsures portions of certain policies that they underwrite to limit disproportionate risks. The Company is party to several reinsurance agreements on its life and accident & health insurance risks. The Company's senior market accident & health insurance products are reinsured under coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under coinsurance treaties, the reinsurer receives an agreed upon percentage of all premiums and reimburses the Company that same percentage of any losses. In addition, the Company receives certain allowances from the reinsurers to cover commissions, expenses and premium taxes. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. The Company is also party to certain reinsurance agreements whereby the Company limits its loss in excess of certain thresholds. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. A contingent liability exists with respect to reinsurance that may become a liability of the Company in the event that the reinsurers should be unable to meet the obligations that they assumed.

         The Company has several quota share reinsurance agreements in place with Reassurance Company of Hanover ("RCH"), Cologne Life Reinsurance Company ("CLR") and Transamerica Occidental Life ("TA"), (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various accident & health insurance products written or acquired by the Company and contain ceding percentages ranging between 50% and 100%. The Reinsurers receive their pro-rata premium and pay their pro-rated benefits. In addition, the Company receives allowances from the Reinsurers to reimburse the commission, administration and premium tax expenses associated with the business reinsured. At December 31, 1999 and 1998 amounts due from these Reinsurers were as follows:


                             1999                        1998
                      -------------------        ------------------
  Reinsurer                (In thousands)
  CLR                            $95,390                    $3,686
  RCH                             46,877                    29,177
  TA                              16,898                    21,761
                      -------------------        ------------------
       Total                    $159,165                   $54,624
                      ===================        ==================

         In conjunction with the Penn Union acquisition, Peninsular entered into a coinsurance agreement with Occidental Life Insurance Company of North Carolina ("Occidental"), a former affiliate, to cede 100% of its direct business (primarily life and annuity business). Currently, Occidental is rated B+ by A.M. Best. It is the intent of the parties to this agreement to replace the coinsurance agreement with a full assumption agreement and effectively transfer the business to Occidental. At December 31, 1999, the reinsurance recoverable from Occidental totaled $19.2 million.

         A summary of reinsurance activity for the three years ended December 31, 1999 is presented below:


                                                            As of December 31,
                                   ----------------------------------------------------------------------
                                        1999                   1998                       1997
                                   ----------------    -------------------------   ----------------------
                                                         (In thousands)
 Life insurance in force
 Gross amount                        $4,445,889            $  2,038,438              $  2,118,492
 Ceded to other companies            (1,855,019)              (735,791)                 (842,624)
 Assumed from other companies            50,699                 47,084                    42,237
                                   ----------------    -------------------------   ----------------------
 Net Amount                         $ 2,641,569           $  1,349,731               $ 1,318,105
                                   ================    =========================   ======================
 Percentage of assumed to net                   2%                  4%                        3%
                                   ================    =========================   ======================


                                                                          Year Ended December 31,
                                               ------------------------------------------------------------------------
 Premiums                                                   1999                        1998                    1997
                                               --------------------      -----------------------     ------------------
                                                                         (In thousands)
   Life insurance                                        $  25,704                    $  15,242               $  12,660
   Accident & health                                       226,849                      115,802                  86,177
                                               --------------------       ----------------------     ------------------
     Total gross premiums                                  252,553                      131,044                  98,837
                                               --------------------      -----------------------     ------------------

 Ceded to other companies
   Life insurance                                           (9,290)                      (7,238)                 (5,585)
   Accident & health                                      (129,537)                     (82,308)                (57,038)
                                               --------------------      -----------------------     -------------------
     Total ceded premiums                                 (138,827)                     (89,546)                (62,623)
                                               --------------------      -----------------------     -------------------

 Assumed from other companies
   Life insurance                                            1,177                          998                     998
   Accident & health                                           574                            -                       -
                                               --------------------      -----------------------     -------------------
    Total assumed premium                                    1,751                          998                     998
                                               --------------------      -----------------------     -------------------

 Net amount
   Life insurance                                           17,591                        9,002                   8,073
   Accident & health                                        97,886                       33,494                  29,139
                                               --------------------      -----------------------     -------------------
     Total net premium                                   $ 115,477                     $ 42,496                 $37,212
                                               ====================      =======================     ===================

 Percentage of assumed to net
   Life insurance                                                7%                         11%                     12%
                                               =====================     ========================    ====================
   Accident & health                                             1%                          0%                      0%
                                               =====================     ========================    ====================
   Total assumed to total net                                    2%                          2%                      3%
                                               ======================    =========================   ====================



 Total claims recovered for 1999 totaled $104.9 million.

12.      LOAN AGREEMENTS:

         As of December 31, 1998 the Company had a loan outstanding of $4.8 million pursuant to a credit agreement with Chase Manhattan Bank executed in 1998. During the seven months ended July 30, 1999, the Company repaid $0.5 million in principal and $0.2 million in interest. In connection with the Penn Union Transaction discussed in Note 3, the $4.3 million amount outstanding on the 1998 credit agreement was repaid in full on July 30, 1999. As a result of this repayment, the Company paid $25 thousand to terminate an interest rate swap agreement that was in place with this credit agreement. In addition, the Company expensed $87 thousand of unamortized loan origination expenses related to the 1998 credit agreement.

         In connection with the Penn Union Transaction on July 30, 1999, the Company entered into an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points and the principal repays over a seven-year period with a final maturity date of July 31, 2006. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, PFI, Inc. (an immaterial subsidiary), Quincy (an immaterial subsidiary), WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of PennCorp

Canada). The Company has not drawn down any of the revolving loan facility and pays a commitment fee of 50 basis points on the unutilized facility. For the five months ended December 31, 1999, the Company paid $2.65 million in interest on the term loan. In addition, the Company incurred loan origination fees of $3.5 million which were capitalized and will be amortized on a straight line basis over the life of the loan.

                  The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 1999:


                     As of December 31,                                        Year Ended December 31,
             ------------------------------------       ------------------------------------------------------------
                                                                                   Weighted
                                                              Maximum               Average(a)             Average
                  Amount             Interest                Amount                 Amount              Interest
               Outstanding            Rate                 Outstanding             Outstanding           Rate (b)
             -----------------     --------------       ------------------     -----------------     ----------------
             (In thousands)                              (In thousands)         (In thousands)
 1999                 $70,000              9.01%                  $70,000               $31,833                8.98%
             =================     ==============       ==================     =================     ================
 1998                  $4,750              7.97%                   $5,000                $3,743                8.19%
             =================     ==============       ==================     =================     ================
 1997                  $3,500              8.19%                   $3,500                 $ 952                9.76%
             =================     ==============       ==================     =================     ================


(a) The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.

(b) The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

         The following table shows the schedule of principal payments on the Company's outstanding loan. Principal repayments begin in July, 2000, with the final payment in July, 2006:


                           Principal
                          Repayment
                ---------------------------
                       (In thousands)
  2000                           $ 3,350
  2001                             8,175
  2002                            10,700
  2003                            11,525
  2004                            12,400
  2005                            13,275
  2006                            10,575
                          ===============
 Total                          $ 70,000
                          ===============



13.      COMMITMENTS:

         The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, North Carolina, Alabama and Ontario, Canada. Rent expense for the three years ended December 31, 1999, 1998 and 1997 was $1.5 million, $0.7 million and $0.8 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 1999 under non-cancelable operating leases are as follows:


                               (In thousands)
  2000                                $ 1,848
  2001                                  1,819
  2002                                  1,664
  2003                                    927
  2004 and thereafter                     177
                               ---------------
     Totals                           $ 6,435
                               ===============

14.      UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

         Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. In the two year period ended December 31, 1997, the Company matched the employee's contribution up to 1% of the employee's compensation. Beginning in 1998, the Company matched the employee's contribution up to 2% of the employee's compensation. The Company's matching contributions are made with Company common stock. As of December 31, 1999, 375,000 shares of the Company's common stock were held by the Savings Plan.

         The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $172,000, $92,000 and $41,000 in 1999, 1998 and 1997, respectively.

15.      OTHER POST-RETIREMENT BENEFIT PLANS

         The Company does not offer post-retirement health, medical or life benefits to its active employees. Obligations of approximately $4.3 million relate to post-retirement benefit plans made available to former employees of the Penn Union Companies, their predecessors or affiliates, who retired prior to the Company's acquisition of the Penn Union Companies, which obligations are included in other liabilities in the accompanying balance sheet. The Company is currently reviewing the extent of its and PFG's obligations, and the scope of benefits and coverage, under these plans. Any changes in the benefits provided will result in an adjustment to this accrual.

16.      FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK:

         For the years ended December 31, 1999 and 1998, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                    1999                               1998
                                  --------------------            --------------
                                                    (In thousands)
Carrying value                                $ 8,040                     $3,357
                                  ====================            ==============
Estimated fair value                          $ 8,040                     $3,357
                                  ====================            ==============
Percentage of total assets                       0.7%                       1.2%
                                  ====================            ==============


         The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $2,000,000, which is approximately 0.1% of total assets.

17.      DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

         The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:



                                                                             1999
                                                  -------------------------------------------------------------------------
                                                      Carrying
                                                       Amount                                     Fair Value
                                                  ------------------------------     --------------------------------------
                                                                        (In thousands)
   Financial assets:
   Fixed maturities available for sale                  $717,560                                   $717,560
   Equity securities                                       4,838                                      4,838
   Policy loans (a)                                       25,640
   Other invested assets (b)                               2,763
   Mortgage loans (b)                                      2,743
   Cash and cash equivalents                              58,753                                     58,753

   Financial liabilities:
     Investment contract liabilities                     238,665                                    215,867
     Loan payable                                         70,000                                     70,000


                                                                        1998
                                                        --------------------------------------
                                                        Carrying
                                                         Amount                    Fair Value
                                                        --------------------------------------
                                                                    (In thousands)
  Financial assets:
    Fixed maturities available for sale                     $134,798              $134,798
    Equity securities                                          1,020                 1,020
    Policy loans (a)                                           7,276
   Other invested assets (b)                                      31
    Mortgage loans (b)                                         4,457
    Cash and cash equivalents                                 17,093                17,093

  Financial liabilities:
    Investment contract liabilities                          159,883               147,911

    Loan payable                                               4,750                 4,750


         (a) It is not practicable to estimate the fair value of policy loans, as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates between 6% to 8%. Individual policy liabilities, in all cases, equal or exceed outstanding policy loan balances.

         (b) Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial. Other invested assets consists mainly of collateralized loans which are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets.

18.      IMPACT OF THE YEAR 2000 (UNAUDITED):

         The Year 2000 issue relates to whether computer systems will properly recognize date-sensitive information in years subsequent to 1999. Prior to 2000, the Company underwent a corporate-wide program to address the Year 2000 issue, as it relates to its own computer systems, as well as to instances in which computer systems of third parties may have a significant impact on the Company's operations, such as suppliers, business partners, customers, facilities and telecommunications. In addressing the Year 2000 issue, the Company did not incur any significant expenses other than the allocation of internal resources to test and monitor this issue. The Company has not experienced any significant disruptions of business operations related to the Year 2000 issue to date and believes that the risk of such disruption in the future is low, although no assurance can be given in this regard. It is possible that Year 2000 problems that are not currently apparent may arise in the future. Accordingly, the Company will continue to monitor its systems for the Year 2000 issue.

19.      CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The quarterly results of operations for the three years ended December 31, 1999 are presented below . Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts for the twelve months ended December 31, 1999 (as disclosed in Note 2k).



        1999                                                                     Three Months Ended
----------------------------------------------     -------------------------------------------------------------------------------

                                                      March 31,       June 30,         September 30,     December 31,
                                                   -------------    ----------         -------------    ---------------
                                                                           (In thousands)
 Total revenue                                         $13,850       $14,713            $50,188            $69,385
 Total benefits, claims & other expenses                12,783        13,640             45,002             60,655
                                                   ------------     ---------          ---------       ------------

 Operating income (loss) before income taxes             1,067         1,073              5,186              8,730
 Federal income tax expense                                356           371              1,953              3,563
                                                   ------------     ---------          ---------       ------------

 Net Income                                                711           702              3,233              5,167
 Redemption accrual on Series C
   Preferred Stock                                         180             -                  -                  -
 Net income applicable to common
     Shareholders                                        $ 531         $ 702            $ 3,233            $ 5,167
                                                   ============     =========          =========       ============
 Basic earnings per share                               $ 0.07        $ 0.07            $  0.10            $  0.12
                                                   ============     =========          =========       ============
 Diluted earnings per share                             $ 0.05        $ 0.05            $  0.09            $  0.11
                                                   ============     =========          =========       ============



       1998                                                                  Three Months Ended
----------------------------------------------       -------------------------------------------------------------------

                                                      March 31,           June 30,     September 30,     December 31,
                                                     -----------    --------------    --------------    ----------------
                                                                             (In thousands)
 Total revenue                                         $ 13,815          $ 14,331          $ 14,068            $ 13,875
 Total benefits, claims & other expenses                 13,040            13,071            13,050              12,996
                                                     -----------    --------------    --------------    ----------------

 Operating income (loss) before income taxes                775             1,260             1,018                 879
 Federal income tax expense                                 242               450               346                 286
                                                     -----------    --------------    --------------    ----------------

 Net Income                                                 533               810               672                 593
 Redemption accrual on Series C
   Preferred Stock                                          108               109               108                 109
                                                     -----------    --------------    --------------    ----------------
 Net income applicable to common
     Shareholders                                       $   425            $  701            $  564             $   484
                                                     ===========    ==============    ==============    ================
 Basic earnings per share                              $   0.06           $  0.09           $  0.07             $  0.07
                                                     ===========    ==============    ==============    ================
 Diluted earnings per share                            $   0.04           $  0.06           $  0.05             $  0.05
                                                     ===========    ==============    ==============    ================



      1997                                                                Three Months Ended
----------------------------------------------              ------------------------------------------------------------------------

                                                                       March 31,         June 30,      September 30,    December 31,
                                                            -------------------------------------    ---------------    ------------
                                                                                   (In thousands)
 Total revenue                                                          $ 12,885        $ 13,274           $ 14,030       $  11,141
 Total benefits, claims & other expenses                                  12,325          12,565             12,792          10,437
                                                            ---------------------    ------------    ---------------    ------------

 Operating income (loss) before income taxes                                 560             709              1,238             704
 Federal income tax expense                                                  190             241                421             240
                                                            ---------------------    ------------    ---------------    ------------

 Net Income                                                                  370             468                817             464
 Redemption accrual on Series C
   Preferred Stock                                                             -              55                 91             103
 Net income applicable to common
     Shareholders                                                        $   370          $  413             $  726         $   361
                                                            =====================    ============    ===============    ============
 Basic earnings per share                                               $   0.05         $  0.06            $  0.10        $   0.05
                                                            =====================    ============    ===============    ============
 Diluted earnings per share                                             $   0.03         $  0.04            $  0.07        $   0.04
                                                            =====================    ============    ===============    ============


20.      SUBSEQUENT EVENT

         Acquisition of American Insurance Administration Group ("AIAG")

         In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers and received administrative fees of $11.3 million in 1999. This acquisition is expected to generate cost savings and strengthen the Company's administrative capabilities while it expands its presence in the senior market and initiates cross selling opportunities between the Company's Brokerage and Career Sales Divisions.

21.      BUSINESS SEGMENT INFORMATION:

         During the third quarter of 1999 and with the acquisition of the Penn Union companies, Universal changed its segment structure. Under the new structure, the insurance businesses are reviewed by management of the Company along distribution lines, and decisions regarding the operation of the Company are made accordingly. In addition, due to the vast difference in the nature of the operations, management reviews and evaluates the results of the Insurance Services and Corporate Segment.

Under the new segment structure, the Company considers itself to have four distinct business segments: Career Agents, Senior Market Brokerage, Special Markets and Insurance Services and Corporate Segment. Products distributed through the Career Agents segment are through a network of regional managers that operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. Total revenue and operating income before taxes generated by Canadian operations through PennCorp Canada and Pennsylvania Life's Canadian branch totaled $23.8 million and $3.8 million, respectively in 1999. The career agents will begin to offer Universal's senior market products discussed below in 2000. Business in the Senior Market Brokerage Segment is sold through a traditional general agency system which focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home and hospital indemnity products. Agents in this segment do not sell exclusively for the Company. The Special Markets segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or Senior Market brokerage agency distribution channels as well as some specialty life insurance and accident and health products. The information previously reported under "Life Insurance Segment" and "Other Accident and Health Insurance Segment" has been combined under the Special Markets Segment. Prior year segment information has been restated to conform with the current segment structure. The Insurance Services and Corporate Segment consists mainly of the Parent Company and WorldNet operations.

         Financial data by segment for the three years ended December 31, 1999 is as follows:


                                                                               December 31, 1999
                                                                                  (In thousands)
                                                                                                              Insurance
                                                   Career          Senior Market    Special         Services and
                                                   Agents          Brokerage        Markets           Corporate           Total
                                               --------------   -----------------  ------------    ---------------       -------

     Net premiums and policyholder
      fees earned                                  $ 55,563           $ 29,589     $ 30,325        $         -         $  115,477
     Net investment income                           12,131                 900      16,178                104             29,313
     Realized gains                                      80                 (17)       (304)                 -               (241)
     Fee and other income                               228                   -         350              3,009              3,587
                                               --------------   -----------------  ------------    ---------------    ------------
         Total revenues                              68,002              30,472      46,549              3,113            148,136

     Policyholder benefits                           30,398              22,204      29,321                  -             81,923
     Increase in deferred acquisition costs          (2,919)             (3,925)        615                  -             (6,229)
     Commissions and general expenses                28,933               9,078      12,264              6,111             56,386
                                               --------------   -----------------  ------------    ---------------    ------------
         Total benefits, claims
               and other deductions                  56,412              27,357      42,200              6,111            132,080
                                               --------------   -----------------  ------------    ---------------    ------------

     Operating income before taxes                  $11,590              $3,115      $4,349            $(2,998)           $16,056
                                               ==============   =================  ============    ===============    ============

     ASSETS
     Cash and investments                          $445,205           $ 18,961     $340,850           $  7,281         $  812,297
     Deferred policy acquisition costs                2,944              11,251      20,748                  -             34,943
     Accrued investment income                        6,225                 133       5,148                  -             11,506
     Goodwill                                             -               3,669         532                  -              4,201
     Present value of future profits                      -                 841         385                  -              1,226
     Due and unpaid premiums                          2,114                 310       1,154                  -              3,578

     Reinsurance recoverable                          4,953              38,355     153,652                  -            196,960
     Other assets                                     4,452                   -       4,143             80,115             88,710
                                               --------------   -----------------  ------------    ---------------    ------------
         Total assets                              $465,893           $ 73,520     $526,612           $ 87,396         $1,153,421
                                               ==============   =================  ============    ===============    ============



                                                                                   December 31, 1998 (restated)
                                                                                      (In thousands)
                                                                                                      Insurance
                                             Career         Senior Market            Special          Services and
                                             Agents            Brokerage              Markets         Corporate         Total

     Net premiums and policyholder
          fees earned                           $     -           23,857             $18,639          $           -        $42,496
     Net investment income                            -              683              10,015                     23         10,721
     Realized gains                                   -               16                 240                      -            256
     Fee and other income                             -                -                 365                  2,251          2,616
                                             ------------   ---------------  ----------------------  ----------------  -------------
         Total revenues                               -           24,556              29,259                  2,274         56,089

     Policyholder benefits                            -           18,456              19,779                      -         38,235
     Increase in deferred
               acquisition costs                      -           (2,885)               (645)                     -         (3,530)
     Commissions and general expenses                 -            7,409               8,773                  1,270         17,452
                                             ------------   ---------------  ----------------------  ----------------  -------------
         Total benefits, claims
               and other deductions                   -           22,980              27,907                  1,270         52,157
                                             ------------   ---------------  ----------------------  ----------------  -------------

     Operating income before taxes              $     -           $1,576              $1,352             $    1,004     $    3,932
                                             ============   ===============  ======================  ================  =============

     ASSETS
     Cash investments                           $     -          $10,677            $151,014             $    2,983       $164,674
     Deferred policy acquisition costs                -            7,139              17,144                      -         24,283
     Accrued investment income                        -              225               3,306                      8          3,539
     Goodwill                                         -            3,743                 611                      -          4,354
     Present value of future profits                  -              993                 576                      -          1,569
     Due and unpaid premiums                          -              200                 326                      -            526
     Reinsurance recoverable                          -           33,166              44,228                      -         77,394
     Other assets                                     -                -                   -                  6,963          6,963
                                             ------------   ---------------  ----------------------  ----------------  -------------
         Total assets                           $     -           $56,143           $217,205             $    9,954     $  283,302
                                             ============   ===============  ======================  ================  =============



                                                                                 December 31, 1997 (restated)
                                                                               (In thousands)
                                                                                                          Insurance
                                                        Career         Senior Market      Special       Services and
                                                        Agents          Brokerage         Markets          Corporate          Total

     Net premiums and policyholder fees earned             $     -      $  15,973       $  21,741       $          -    $   37,714
     Net investment income                                       -            611           9,348                 64        10,023
     Realized gains                                              -             35             529                569         1,133
     Fee and other income                                        -              -             366              2,094         2,460
                                                       -------------   -------------   --------------   --------------  -----------
         Total revenues                                                    16,619          31,984              2,727        51,330

     Policyholder benefits                                       -         11,219           19,587                  -        30,806
     Increase in deferred acquisition costs                      -         (1,703)         (1,243)                 -        (2,946)
     Commissions and general expenses                            -          6,605           12,132              1,522        20,259
                                                       -------------   -------------   --------------   --------------  -----------
         Total benefits, claims
               and other deductions                              -         16,121          30,476              1,522        48,119
                                                       -------------   -------------   --------------   --------------  -----------
                                                                 -



     Operating income before taxes                         $     -           $498          $1,508         $    1,205        $3,211
                                                       =============   =============   ==============   ==============  ===========






     ASSETS
     Cash and investments                                  $     -         $13,910        $142,916        $    2,603      $159,429
     Deferred policy acquisition costs                           -           4,377          16,455                 -        20,832
     Accrued investment income                                   -             205           3,132                21         3,358
     Goodwill                                                    -           3,876             633                 -         4,509
     Present value of future profits                             -             641             641                 -         1,282
     Due and unpaid premiums                                     -             256             292                 -           548

     Reinsurance recoverable                                     -          27,852          48,725                 -        76,577
     Other assets                                                -               -               -             6,040         6,040
                                                       -------------   -------------   --------------   --------------  -----------
         Total assets                                      $     -         $51,117        $212,794         $   8,664      $272,575
                                                       =============   =============  ===============   ==============  ==========

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998




                                                                                   1999               1998
                                                                               ---------------     ------------
         ASSETS                                                                          (In thousands)

         Cash and cash equivalents                                                    $ 6,413           $ 1,794
         Investments in subsidiaries at equity                                        142,877            47,825
         Note receivable from affiliate                                                70,000             1,000
         Interest on surplus note                                                       2,721
         Due from subsidiary                                                              422               368
         Loan origination                                                               3,516
         Deferred tax asset                                                                58             1,328
         Other assets                                                                   1,467               798
                                                                               ---------------     -------------

         Total assets                                                                $227,474          $ 53,113
                                                                               ===============     =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         Loan Payable                                                                  70,000             4,750
         Note Payable to American Progressive                                           7,900             7,900
         Due to subsidiary                                                              4,185             3,863
         Amounts payable and other liabilities                                         11,424               180
                                                                               ---------------     -------------

         Total liabilities                                                             93,509            16,693
                                                                               ---------------     -------------

         Series C Preferred Stock                                                           -             5,168
                                                                               ---------------     -------------
                                                                               ---------------     -------------
         Redemption accrual on Series C Preferred Stock                                     -               684
                                                                               ---------------     -------------
         Series D Preferred Stock                                                           -             2,250
                                                                               ---------------     -------------

         Total stockholders' equity                                                   133,965            28,318
                                                                               ---------------     -------------

         Total liabilities and stockholders' equity                                  $227,474          $ 53,113
                                                                               ===============     =============




See notes to consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


                                                                1999                    1998                1997
                                                             -------------------   --------------     ---------------
                                                                                   (In thousands)
REVENUES:

Net investment income                                                $ 2,762          $     98        $       73
Other income                                                              10                38                 -
Dividends received from American Pioneer                                   -               -                 425
                                                             -------------------   -------------     ---------------

Total revenues                                                         2,772               136               498
                                                             -------------------   -------------     ---------------

EXPENSES:

Selling, general and administrative expenses                           6,479             1,662               502
                                                             -------------------   -------------     ---------------

Total expenses                                                         6,479             1,662               502
                                                             -------------------   -------------     ---------------


Operating loss before provision for federal
  Income taxes and equity income                                        (3,707)         (1,526)                 (4)
Federal income taxes (benefit)                                           1,250            (345)               (119)
                                                             -------------------   -------------     ---------------

Net income (loss) before equity income of subsidiaries                  (4,957)         (1,181)                115

Equity in undistributed income                                          14,770           3,789               2,004
                                                             -------------------   -------------     ---------------

Net income                                                               9,813           2,608             2,119

Redemption accrual on Series C Preferred Stock                             180             434               249
                                                             -------------------   -------------     ---------------

Net income applicable to common shareholders                            $9,633          $2,174            $1,870
                                                             ===================  ==============     ===============



See notes to consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


                                                                                    1999               1998                1997
                                                                               -----------          ------------       ------------
                                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                       $   9,813           $   2,608         $   2,119
Adjustments to reconcile net income to
  net cash used by operating activities:
  Increase in investment in subsidiaries                                           (91,818)             (5,805)           (1,730)
  Change in surplus note interest receivable                                        (2,721)                  -                 -
  Change in amounts due to/from subsidiaries                                           268               2,914               186
  Change in loan origination fees                                                   (3,515)                  -                 -
  Change in deferred income taxes                                                    1,269                   -                 -
  Change in other assets and liabilities                                             1,113                (838)             (205)
                                                                               --------------     ----------------   ---------------

Net cash (used by) provided from operating activities                              (85,591)             (1,121)              370
                                                                               --------------     ----------------   ---------------

Cash flows from investing activities:
Issuance of surplus note receivable to American Exchange                           (70,000)                  -            (1,000)
Redemption of surplus note due from American Pioneer                                 1,000                   -                 -
Capital contribution to American Pioneer                                            (1,000)                  -                 -
Purchase of business                                                                     -              (3,950)          (11,850)
                                                                               --------------     ----------------   ---------------

Net cash used by investing activities                                              (70,000)             (3,950)          (12,850)
                                                                               --------------     ----------------   ---------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                          93,209                 421               274
Proceeds from the issuance of Series C Preferred Stock                                   -                   -             4,838
Proceeds from the issuance of Series D Preferred Stock                               1,750               2,250                 -
Increase in note payable to American Progressive                                         -               1,975             5,561
Increase in loan payable                                                            70,000               1,250             3,500
Principle repayment on debt                                                         (4,750)                  -              (800)
                                                                               --------------     ----------------   ---------------

 Net cash provided from financing activities                                       160,209               5,896            13,373
                                                                               --------------     ----------------   ---------------

 Net increase in cash and cash equivalents                                           4,618                 825               893
 Cash and cash equivalents:
 At beginning of year                                                                1,795                 970                77
                                                                               --------------     ----------------   ---------------
 At end of year                                                                  $   6,413            $  1,795         $     970
                                                                               ==============     ================   ===============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                                                      $   2,859           $     307         $      77
                                                                               ==============     ================    ==============
   Income taxes                                                                $        18           $       -         $        -
                                                                               ==============     ================    ==============


See notes to consolidated financial statements

               Schedule III - Supplementary Insurance Information

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION



                                                                  1999           1998           1997
                                                              -----------     -----------    -------------
                                                                              (In thousands)

Deferred policy acquisition costs                                $34,943        $ 24,283           $ 20,832
                                                              ===========     ===========    ===============

Policyholder account balances                                   $238,665        $154,886          $ 145,086
                                                              ===========     ===========    ===============

Policy and contract claims                                       $77,905         $26,630           $ 23,760
                                                              ===========     ===========    ===============

Premiums and policyholders fees earned                          $115,477         $42,496           $ 37,714
                                                              ===========     ===========    ===============

Net investment income                                            $29,313         $10,721           $ 10,023
                                                              ===========     ===========    ===============

Interest credited to policyholders                               $ 8,668         $ 7,240            $ 6,646
                                                              ===========     ===========    ===============

Claims and other benefits and
Change in future policy benefits                                 $73,255         $30,994           $ 24,160
                                                              ===========     ===========    ===============

Increase in deferred acquisition costs                           $ 6,229         $ 3,530            $ 2,946
                                                              ===========     ===========    ===============

Commissions and other operating costs and expenses               $56,316         $17,452           $ 20,147
                                                              ===========     ===========    ===============