Form 10-Q
period 2000-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2000-05-15
CIK 709878

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549



                                           FORM 10-Q



                         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                                For The Period Ended March 31, 2000
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes     X             No

         The number of shares outstanding of the Registrant's Common Stock as of April 30, 2000 was 46,970,047.

                                        UNIVERSAL AMERICAN FINANCIAL CORP.
                                                      FORM 10-Q

                                                      CONTENTS



                                                                                                           Page No.


PART I - FINANCIAL INFORMATION


         Consolidated Balance Sheets at March 31, 2000 and December 31, 1999                                      3

         Consolidated Statements of Operations for the three months ended March 31, 2000
         and March 31, 1999                                                                                       4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2000
         and March 31, 1999                                                                                       5

         Notes to Consolidated Financial Statements                                                            6-13

         Management's Discussion and Analysis of Financial Condition and Results of Operations                14-25



PART II - OTHER INFORMATION                                                                                      26


         Signature                                                                                               26


                            UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (In thousands)

ASSETS                                                                           March 31, 2000        Dec. 31, 1999
                                                                               -------------------   -------------------
Investments:                                                                      (unaudited)
  Fixed maturities available for sale, at fair value
    (amortized cost: 2000, $ 746,315; 1999, $734,466)                                    $730,115             $ 717,560
  Equity securities, at fair value (cost: 2000, $5,042; 1999, $5,120)                       4,622                 4,838
  Policy loans                                                                             25,254                25,640
  Other invested assets                                                                     2,827                 2,763
  Mortgage loans                                                                            2,638                 2,743
                                                                               -------------------   -------------------
    Total investments                                                                     765,456               753,544

Cash and cash equivalents                                                                  41,566                58,753
Accrued investment income                                                                  11,296                11,506
Deferred policy acquisition costs                                                          37,968                34,943
Amounts due from reinsurers                                                               203,084               196,960
Due and unpaid premiums                                                                     3,471                 3,578
Deferred income tax asset                                                                  70,350                70,968
Goodwill                                                                                    5,672                 4,201
Present value of future profits                                                             8,471                 1,226
Other assets                                                                               19,243                17,742
                                                                               -------------------   -------------------
    Total assets                                                                        1,166,577             1,153,421
                                                                               ===================   ===================

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                             234,968               238,665
Reserves for future policy benefits                                                       564,792               560,777
Policy and contract claims - life                                                           5,787                 5,644
Policy and contract claims - health                                                        74,821                72,261
Loan payable                                                                               70,000                70,000
Amounts due to reinsurers                                                                     814                    85
Restructuring accrual                                                                       9,565                 9,980
Negative goodwill                                                                           9,036                 9,622
Other liabilities                                                                          52,797                52,422
                                                                               -------------------   -------------------
    Total liabilities                                                                   1,022,580             1,019,456
                                                                               -------------------   -------------------


STOCKHOLDERS' EQUITY
Common stock (Authorized, 80,000, issued and outstanding: 2000, 46,732,
  1999, 45,914)                                                                               467                   459
Additional paid-in capital                                                                126,968               122,924
Accumulated other comprehensive income                                                     (6,565)               (6,887)
Retained earnings                                                                          23,127                17,469
                                                                               -------------------   -------------------
    Total stockholders' equity                                                            143,997               133,965
                                                                               -------------------   -------------------
    Total liabilities and stockholders' equity                                         $1,166,577           $ 1,153,421
                                                                               ===================   ===================

                  See  notes  to  unaudited  consolidated  financial statements.

                            UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)




                                                                                Three Months Ended March 31,
                                                                                2000                  1999
                                                                           ----------------    --------------------
   Revenues:                                                             (in thousands, per share amounts in dollars)

      Gross premium and policyholder fees earned                             $   109,341               $   32,066
      Reinsurance premiums assumed                                                 1,017                      250
      Reinsurance premiums ceded                                                 (55,219)                 (21,891)
                                                                           ----------------    --------------------
            Net premium and policyholder fees earned                              55,139                   10,425

      Net investment income                                                       14,151                    2,799
      Net realized gains on investments                                               40                       47
      Fee income                                                                   1,440                      579
                                                                           ----------------    --------------------
             Total revenues                                                       70,770                   13,850
                                                                           ----------------    --------------------

   Benefits, claims and expenses:
      Increase in future policy benefits                                              56                      317
      Claims and other benefits                                                   37,104                    6,937
      Interest credited to policyholders                                           2,562                    1,918
      Increase in deferred acquisition costs                                      (3,006)                    (856)
      Amortization of present value of future profits                                812                       44
      Amortization of goodwill/negative goodwill                                    (169)                      39
      Commissions                                                                 19,974                    6,253
      Commission and expense allowances on reinsurance ceded                     (15,725)                  (7,414)
      Interest expense                                                             1,680                       93
      Other operating costs and expenses                                          18,668                    5,452
                                                                           ----------------    --------------------
              Total benefits, claims and other deductions                          61,956                   12,783
                                                                           ----------------    --------------------

   Operating income before taxes                                                   8,814                    1,067
   Federal income tax expense                                                      3,156                      356
                                                                           ----------------    --------------------
   Net income                                                                      5,658                      711
   Redemption accrual on Series C and Series D Preferred Stock                         -                      180
                                                                           ================    ====================
   Net income applicable to common shareholders                              $     5,658                $     531
                                                                           ================    ====================

   Earnings per common share:

       Basic                                                                 $      0.12                $    0.07

                                                                           ================    ====================
       Diluted                                                               $      0.12                $    0.05
                                                                           ================    ====================



            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended March 31,
                                                                                        2000                 1999
                                                                                   ---------------     -----------------
                                                                                              (In thousands)
Cash flows from operating activities:
Net income                                                                              $   5,658           $     711
Adjustments to reconcile net income to net cash used by operating activities:
  Deferred income taxes                                                                    (1,777)                356
  Change in reserves for future policy benefits                                             4,015                (647)
  Change in policy and contract claims                                                      2,703                 459
  Change in deferred policy acquisition costs                                              (3,006)               (856)
  Change in deferred revenue                                                                   (8)                (11)
  Amortization of present value of future profits                                             812                  44
  Amortization of goodwill/negative goodwill                                                 (169)                 39
  Change in policy loans                                                                      386                 (77)
  Change in accrued investment income                                                         210                (169)
  Change in reinsurance balances                                                           (4,503)             (4,306)
  Change in due and unpaid premium                                                            107                (198)
  Realized gains on investments                                                               (40)                (47)
  Other, net                                                                               (1,766)             (1,321)
                                                                                   ---------------     ----------------
Net cash provided by/(used in) operating activities                                         2,622              (6,023)
                                                                                   ---------------     -----------------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                                13,022               1,548
  Proceeds from redemption of fixed maturities available for sale                           1,935               3,180
  Cost of fixed maturities purchased available for sale                                   (26,459)             (9,218)
  Change in amounts held in trust by reinsurer                                               (475)               (283)
  Proceeds from sale of equity securities                                                      98                 206
  Cost of equity securities purchased                                                           -                (104)
  Change in other invested assets                                                              10                  39
  Purchase of business, net of cash held                                                   (3,852)                  -
                                                                                   ---------------     -----------------
Net cash used in investing activities                                                     (15,721)             (4,632)
                                                                                   ---------------     -----------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                   26                 318
  Net proceeds from issuance of Series D Preferred Stock                                        -               1,813
  Increase in policyholder account balances                                                (3,697)              1,309
  Change in reinsurance balances on policyholder account balances                            (417)               (702)
  Principal payment on notes payable                                                            -                (250)
                                                                                   ---------------     -----------------
Net cash (used in)/provided by financing activities                                        (4,088)              2,488
                                                                                   ---------------     -----------------

Net decrease in cash and cash equivalents                                                 (17,187)             (8,167)

Cash and cash equivalents at beginning of period                                           58,753              17,093
                                                                                   ---------------     -----------------
Cash and cash equivalents at end of period                                             $   41,566           $   8,926
                                                                                   ===============     =================

Supplemental cash flow information:
  Cash paid during the period for interest                                            $     1,680         $        93
                                                                                   ===============     =================
  Cash paid during the period for income taxes                                        $       124         $        25
                                                                                   ===============     =================

                      See notes to unaudited consolidated financial statements

                                                          26
                          UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American
Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), WorldNet Services Corp. ("WorldNet") and Quincy Coverage Corp. ("Quincy"). On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the "Penn Union Companies"):
Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"). On January 6, 2000, Universal acquired American Insurance Administration Group ("AIAG").

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

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds generated from the UA Purchase Agreement and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility. None of the revolving loan facility has been drawn to date. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal bank loan, to contribute to the surplus of Pennsylvania Life and for working capital.

         The Penn Union Transaction was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements. In addition to the purchase price, the Company incurred costs totaling $17.2 million including a restructuring accrual of $10.0 million and $3.0 million in stock compensation expense related to shares purchased by agents and certain members of management at discounted prices from the market. At the time of closing, the fair value of net assets of the acquired companies amounted to $157.8 million resulting in a negative goodwill amount of $10.1 million, which will be amortized on a straight line basis over a ten year period.

       The consolidated pro forma results of operations for the three months ended March 31, 1999, as if the companies described above had been purchased on January 1, 1999, are as follows:

                                                       Three Months Ended
                                                          March 31, 1999
                                                    ------------------------
                                                         (In thousands)
        Total revenue                                      $   70,906
        Operating income before taxes                      $    7,512
        Net income                                         $    4,885

        Earnings per common share:
            Basic                                          $     0.12
            Diluted                                        $     0.11


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

         This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs. During the three months ended March 31, 2000, the Company paid $0.4 million in restructuring charges.

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


         Acquisition of American Insurance Administration Group ("AIAG")

         In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers. Total revenue for the three months ended March 31, 2000 totaled $2.6 million of which $1.9 million related to Union Bankers and was eliminated in the accompanying consolidated financial statements. Pro forma results of operations assuming that the company was purchased on January 1, 1999 are not material.

3.        COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                                  For the Three Months
                                                                     Ended March 31,
                                                          --------------------------------------
                                                               2000                  1999
                                                          ----------------      ----------------
                                                                     (In thousands)
          Net income                                         $    5,658            $      711
                                                          ----------------      ----------------
          Other comprehensive income:
             Unrealized gain/(loss) on securities                   (83)                 (793)
             Foreign currency translation adjustment                405                     -
                                                          ----------------      ----------------
          Other comprehensive income/(loss)                          322                 (793)
                                                          ----------------      ----------------
          Comprehensive income/(loss)                        $     5,980            $     (82)
                                                          ================      ================

4.       EARNINGS PER SHARE

         Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended March 31, 2000 and 1999 is as follows:

                                                                For the Three Months Ended March 31, 2000
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
                                                               (In thousands, per share amounts in dollars)

Basic EPS
Net income applicable to common shareholders                     $ 5,658               46,705        $     0.12

Effect of Dilutive Securities
Incentive stock options                                                                   962
Director stock options                                                                    124
Agents and others stock options                                                           567
Treasury stock assumed from proceeds of
  options and warrants                                                                 (1,217)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                          $ 5,658                47,141       $     0.12
                                                           ===============    =================    =============


                                                                For the Three Months Ended March 31, 1999
                                                           -----------------------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                           ---------------    -----------------    -------------
                                                               (In thousands, per share amounts in dollars)

Net income                                                         $ 711
Less: Redemption accrual on Series C Preferred
  Stock                                                             (180)
                                                           ---------------

Basic EPS
Net income applicable to common shareholders                         531                7,706        $     0.07
                                                                                                   =============

Effect of Dilutive Securities
Series B Preferred Stock                                                                1,778
Series C Preferred Stock                                             180                2,176
Series D Preferred Stock                                                                1,123
Non-registered warrants                                                                 2,016
Registered warrants                                                                       657
Incentive stock options                                                                   374
Director stock options                                                                     23
Agents and others stock options                                                            73
Treasury stock assumed from proceeds of
  options and warrants                                                                 (1,072)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                            $ 711               14,854        $     0.05
                                                           ===============    =================    =============

5.       INVESTMENTS

         As of March 31, 2000 and December 31, 1999, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.


                                                                        March 31, 2000
                                       ----------------------------------------------------------------------------------
                                                                     Gross                Gross
                                            Amortized              Unrealized          Unrealized            Fair
Classification                                  Cost                 Gains               Losses              Value
----------------------------------     ---------------------- --------------------- ------------------ ------------------
(In thousands)
US Treasury securities
  and obligations of
  US government                                 $     34,651               $    20      $       (406)           $ 34,265
Foreign government debt
securities                                           131,536                   300            (2,012)            129,824
Corporate debt securities                            318,701                   748            (8,535)            310,914
Mortgage-backed securities                           261,427                   126            (6,441)            255,112
                                       ---------------------- --------------------- ------------------ ------------------
                                                $    746,315               $ 1,194         $ (17,394)          $ 730,115
                                       ====================== ===================== ================== ==================



                                                                       December 31, 1999
                                       ----------------------------------------------------------------------------------
                                                                     Gross                Gross
                                            Amortized              Unrealized          Unrealized             Fair
Classification                                  Cost                 Gains               Losses               Value
----------------------------------     ---------------------- --------------------- ------------------  -----------------
(In thousands)
US Treasury securities
  and obligations of
  US government                          $            63,968      $             10     $        (587)      $      63,391
Corporate debt securities                            446,630                   420           (10,693)            436,357
Mortgage-backed securities                           223,868                   190            (6,246)            217,812
                                       ---------------------- --------------------- ------------------  -----------------
                                            $        734,466        $          620       $   (17,526)         $  717,560
                                       ====================== ===================== ==================  =================

         The amortized cost and fair value of fixed maturities at March 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Amortized                Fair
                                                            Cost                   Value
                                                      ------------------     ------------------
                                                                   (In thousands)
          Due in 1 year or less                               $  25,953               $ 25,821
          Due after 1 year through 5 years                      173,467                170,335
          Due after 5 years through 10 years                    225,826                220,598
          Due after 10 years                                     56,312                 55,025
          Mortgage-backed securities                            264,757                258,336
                                                      ------------------     ------------------
                                                               $746,315               $730,115
                                                      ==================     ==================


6.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at March 31, 2000 and December 31, 1999 were 46,732,297 and 45,914,327, respectively.
Changes in the number of shares of common stock outstanding were as follows:


           Balance at December 31, 1999                               45,914,327
           Stock issued for purchase of AIAG                             809,860
           Stock options exercised                                         5,000
           Stock purchases pursuant to Agents' Stock Purchase Plan         2,650
           Stock issued under employee benefit plans                         460
                                                                      ==========
           Balance at March 31, 2000                                  46,732,297
                                                                      ==========


7.       IMPACT OF THE YEAR 2000

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


8.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         American Progressive, American Pioneer, American Exchange, Constitution Life, Marquette, Peninsular Life, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At March 31, 2000 and December 31, 1999 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $89.3 and $89.2 million, respectively.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1999 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $64.5 and $63.9 million as of March 31, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at March 31, 2000 and December 31, 1999.


9.       BUSINESS SEGMENT INFORMATION

         During the third quarter of 1999 and with the acquisition of the Penn Union companies, Universal changed its segment structure. Under the new structure, the insurance businesses are reviewed by management of the Company along distribution lines, and decisions regarding the operation of the Company are made accordingly. In addition, due to the vast difference in the nature of the operations from the insurance businesses, management reviews and evaluates the results of the Insurance Services and Corporate Segment separately.

         Under the new segment structure, the Company considers itself to have four distinct business segments: Career Agents, Senior Market Brokerage, Special Markets and Insurance Services and Corporate Segment. Products distributed through the Career Agents segment are sold through a network of regional managers who operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. Total revenue and operating income before taxes generated by Canadian operations through PennCorp Canada and Pennsylvania Life's Canadian branch totaled $14.4 million and $2.6 million, respectively, for the three month period ended March 31, 2000. The career agents will begin to offer Universal's senior market products discussed below in 2000. Business in the Senior Market Brokerage Segment is sold through a traditional general agency system which focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home and hospital indemnity products. Agents in this segment do not sell exclusively for the Company. The Special Markets segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or Senior Market brokerage agency distribution channels as well as some specialty life insurance and accident and health products. The information previously reported under "Life Insurance Segment" and "Other Accident and Health Insurance Segment" has been combined under the Special Markets Segment. The Insurance Services and Corporate Segment consists mainly of the Parent Company, WorldNet and AIAG operations. Prior year segment information has been restated to conform with the current segment structure.

         Financial data by segment as of and for the three months ended March 31, 2000 and 1999 is as follows:

                                                                              March 31, 2000
                                             ---------------------------------------------------------------------------------
                                                                              (In thousands)
                                                                                                 Insurance
                                                Career       Senior Market      Special        Services and
                                                Agents         Brokerage        Markets          Corporate         Total
                                             --------------  -------------- ----------------  ---------------- ---------------

    Net premiums and policyholder fees         $   33,314        $  9,868       $   11,957          $       -        $  55,139
    earned
    Net investment income                           7,860             313            5,988                (10)          14,151
    Realized gains                                      1               1               38                  -              40
    Fee and other income                              166               -              127              1,147            1,440
                                             --------------  -------------- ----------------  ---------------- ---------------
                                                   41,341          10,182           18,110              1,137          70,770

    Policyholder benefits                          20,771           7,682           11,269                  -          39,722
    Increase in deferred acquisition costs         (2,303)           (747)              44                  -          (3,006)
    Commissions and general expenses               15,364           2,288            5,346              2,242          25,240
                                             --------------  -------------- ----------------  ---------------- ---------------
      Total benefits, claims and other             33,832           9,223           16,659              2,242          61,956
      deductions

    Operating income before taxes               $   7,509         $   959       $    1,451          $  (1,105)       $  8,814
                                             ==============  ============== ================ ================= ===============

    ASSETS
    Cash and investments                          $451,086        $ 14,373       $ 341,157              $ 406       $ 807,022
    Deferred policy acquisition costs                5,246          11,879          20,843                  -          37,968
    Accrued investment income                        6,166              81           5,049                  -          11,296
    Goodwill                                             -           3,635             527              1,510           5,672
    Present value of future profits                      -             790             354              7,327           8,471
    Due and unpaid premiums                          2,238             338             895                  -           3,471

    Reinsurance recoverable                          6,639          40,948         155,497                  -         203,084
    Deferred income tax asset                            -               -               -             70,350          70,350
    Other assets                                     4,569               -           1,746             12,928          19,243
                                             ==============  ============== ================  ================ ===============
      Total assets                               $ 475,944        $ 72,044        $526,068            $92,521      $1,166,577
                                             ==============  ============== ================  ================ ===============













                                                                              March 31, 1999
                                             ---------------------------------------------------------------------------------

                                                                                                 Insurance
                                                Career       Senior Market      Special        Services and
                                                Agents         Brokerage        Markets          Corporate         Total
                                             --------------  -------------- ----------------  ---------------- ---------------

    Net premiums and policyholder fees              $   -         $ 6,339       $    4,086        $         -      $   10,425
    earned
    Net investment income                               -             258            2,512                 29           2,799
    Realized gains                                      -               4               43                  -              47
    Fee and other income                                -               -               11                568             579
                                             --------------  -------------- ----------------  ---------------- ---------------
                                                        -           6,601            6,652                597          13,850

    Policyholder benefits                               -           5,065            4,107                  -           9,172
    Increase in deferred acquisition costs              -            (939)              83                  -            (856)
    Commissions and general expenses                    -           2,094            2,121                252           4,467
                                             --------------  -------------- ----------------  ---------------- ---------------
      Total benefits, claims and other                  -           6,220            6,311                252          12,783
      deductions

    Operating income before taxes                   $   -       $     381       $      341          $     345     $     1,067
                                             ==============  ============== ================ ================= ===============

    ASSETS
    Cash and investments                             $  -        $  14,425       $ 140,620           $  3,337        $158,382
    Deferred policy acquisition costs                   -            8,154          18,215                  -          26,369
    Accrued investment income                           -              341           3,328                 38           3,707
    Goodwill                                            -            3,710             606                  -           4,316
    Present value of future profits                     -              965             561                  -           1,526
    Due and unpaid premiums                             -              354             370                  -             724
    Reinsurance recoverable                             -           37,117          44,434                  -          81,551
    Other assets                                        -                -               -              7,640           7,640
                                             ==============  ============== ================  ================ ===============
      Total assets                                  $   -         $ 65,066        $208,134            $11,015        $284,215
                                             ==============  ============== ================  ================ ===============



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

         The Company owns nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution Life"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular Life"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company ("PennCorp Canada") and Union Bankers Insurance Company ("Union Bankers"). In addition to the Insurance Subsidiaries, Universal owns two third party administrators: American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 6, 2000 and WorldNet Services Corp. ("WorldNet") that process the Company's brokerage senior market policies, as well as business for unaffiliated insurance companies.

         On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group, Inc. ("PFG"), including six insurance companies (the "Penn Union
Companies"): Pennsylvania Life, PennCorp Canada, Peninsular, Union Bankers, Constitution and Marquette as well as certain other assets (the "Penn Union Acquisition).

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

         This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs. During the three months ended March 31, 2000, the Company paid $0.4 million in restructuring charges.

         Subsequent to the acquisition of the Penn Union Companies, the Company redefined its operating segments with primary emphasis on its distribution channels. Currently, the Company manages its business through four operating segments, Senior Market Brokerage, Career Agency, Special Markets and Insurance Services and Corporate.

Senior Market Brokerage - This distribution channel consists of a general agency system and insurance brokerage system that focus on the sale of products in the senior market segment, including Medicare Supplement, Medicare Select and Long-term Care.

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

Insurance Services and Corporate - This segment is primarily made up of the insurance administrative service companies that process certain business for the Insurance Subsidiaries, as well as unaffiliated insurers. It also includes the corporate operations of the holding company, including interest on debt.

         Prior to the Penn Union Transaction, the Company reported its results through four segments, with primary emphasis on major product lines. These segments were Senior Market Accident and Health Insurance, Other Accident and Health Insurance, Life Insurance and Non-insurance Business.

         The new Senior Market Brokerage Segment includes substantially all of the Senior Market Accident and Health Insurance business.

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

         The Insurance Services and Corporate Segment includes all businesses previously included in the Non-insurance Business Segment. Results of operations for the three months ended March 31, 2000 include the results of AIAG.

Results of Operations

         Three Months Ended March 31, 2000 and 1999

         Consolidated net income after Federal income taxes increased by $5.0 million to $5.7 million ($0.12 per diluted share) in 2000, compared to $0.7 million ($0.05) in 1999. Operating income before income tax increased by $7.7 million to $8.8 million in 2000 compared to $1.1 million in 1999.

         The Senior Market Brokerage segment more than doubled its operating results, increasing by $0.6 million in addition to the $7.5 million added by the acquisition of the Career Agency segment. The Special Markets segment improved its results by $1.1 million primarily as a result of the business acquired in the Penn Union Acquisition. These increases are offset by a reduction of $1.5 million in the results from the Non-insurance segment. Discussion of the details by segment follows.

         Senior Market Brokerage Segment

         The Senior Market Brokerage Segment focuses on the sale of senior market products through a network of independent agents. The results of operations for the three months ended March 31, 2000 and 1999 include the results of the sales of products such as Medicare Supplement, Long Term Care and Senior Life products through this distribution channel.

         Revenues. Total revenues for the Senior Market Brokerage Segment increased approximately $3.6 million to approximately $10.2 million for the three months ended March 31, 2000, compared to total revenues of approximately $6.6 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the three months ended March 31, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $57.6 million, a $35.2 million increase over the $22.4 million amount in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                                Premium Increase             2000 Total
          Description                                              (Decrease)              Premium Earned
          --------------------------------------------      -----------------------    ----------------------
                                                                (in millions)              (in millions)
          Medicare Supplement/Select                               $        11.16              $       18.64
          Freedom Care                                                       0.78                       1.89
          Hospital Indemnity, Home Health Care and
          Nursing Home                                                       0.24                       1.15
          First National business acquired                                   1.09                      11.66
          Union Bankers Medicare Supplement                                 17.53                      17.53
          Constitution Medicare Supplement                                   4.69                       4.69
          Other                                                             (0.31)                      2.05
                                                            -----------------------    ----------------------
          Totals                                                   $        35.18              $       57.61
                                                            =======================    ======================

         The Medicare Supplement at Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended March 31, 2000 for the Senior Market Brokerage Segment amounted to $47.7 million, a $31.6 million increase from the 1999 amount of $16.1 million. Details of the changes in reinsurance premiums ceded are as follows:




                                                                     Ceded Premium                 2000 Total
          Description                                             Increase (Decrease)             Premium Ceded
          --------------------------------------------           -----------------------       --------------------
                                                                     (in millions)                (in millions)
          Business acquired:
                First National                                                $  1.17                      $  9.29
                Dallas General                                                  (0.38)                        1.80
          Medicare Supplement                                                     8.2                        13.15
          Union Bankers Medicare Supplement                                     17.53                        17.53
          Constitution Medicare Supplement                                       4.69                         4.69
          Freedom Care                                                           0.27                         0.63
          Hospital Indemnity, Home Health Care and
          Nursing Home                                                           0.15                         0.52
          Other lines                                                            0.01                         0.12
                                                                 -----------------------       --------------------
          Totals                                                             $  31.64                     $  47.73
                                                                 =======================       ====================

         Investment related revenue

         Net investment income of the Senior Market Brokerage Segment increased $55 thousand to $0.3 million for the three months ended March 31, 2000, compared to 1999. Realized gains on investments decreased slightly from the prior year.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $3.0 million to $9.2 million for the three months ended March 31, 2000, compared to $6.2 million for the three months ended March 31, 1999.

         Claims and other benefits increased $1.7 million to $6.2 million for the three months ended March 31, 2000 compared to $4.4 million in the prior year. The change in reserves for the three months ended March 31, 2000 amounted to an increase of $1.5 million compared to an increase of $0.7 million in 1999 generating a variance of $0.8 million. These increases in claims and change in reserves are the result of the $3.5 million increase in net premiums earned for the three months ended March 31, 2000 discussed above.

         The change in deferred acquisition costs decreased by $0.2 million for the three months ended March 31, 2000 compared to 1999. The amount of acquisition costs capitalized decreased $18 thousand from the prior year. The amortization of deferred acquisition costs increased $0.2 million from $0.3 million for the three months ended March 31, 1999 to $0.5 million for the three months ended March 31, 2000.

         Commissions in the Senior Market Brokerage Segment increased $5.5 million in the three months ended March 31, 2000 to $9.3 million, compared to $3.8 million in 1999. This increase is the direct result of the $35.2 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $8.3 million in the three months ended March 31, 2000 to $13.3 million, compared to $5.0 million in 1999. This increase is the direct result of the $31.6 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $3.1 million in the three months ended March 31, 2000 to $6.3 million, compared to $3.2 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.



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

         Revenues. Total net revenues for the Career Agent segment amounted to $41.3 million of which $26.9 million was generated by Pennsylvania Life U.S. and $14.4 million was generated by the Canadian operations. Gross premium totaled $34.1 million, $21.9 million derived from Pennsylvania Life U.S. and $12.2 million derived from the Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the three months ended March 31, 2000 were $0.2 million at the Canadian operations and $0.6 million at Pennsylvania Life U.S. Investment income of $7.9 million consists mostly of interest on bonds held by the company.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions in the Career Agent Segment totaled $33.8 million for the three months ended March 31, 2000.

         Claims and other benefits amounted to $18.7 million for the three months ended March 31, 2000. Of this amount, $14.5 million related to claims incurred at Pennsylvania Life U.S. and $4.2 million related to the Canadian operations. The change in reserves for the three months ended March 31, 2000 amounted to $2.1 million.

         Deferred acquisition costs increased $2.3 million for the three months ended March 31, 2000. Acquisition costs capitalized at Pennsylvania Life U.S. totaled $1.3 million net of amortization. Canadian costs capitalized, net of amortization amounted to $1.0 million.

         Commissions in the Career Agent Segment for the three months ended March 31, 2000 amounted to $8.1 million, of which $5.5 million related to Pennsylvania Life U.S. Commissions and expense allowances on reinsurance ceded totaled $0.2 million in the three months ended March 31, 2000. Other operating costs and expenses totaled $7.5 million for the three months ended March 31, 2000

         Special Markets Segment

         The Special Markets Segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or brokerage agency distribution systems as well as some specialty life and accidental insurance products. The results of operations for the three months ended March 31, 2000 and 1999 include the results of the sales of such products.


         Revenues. Total revenues for the Special Markets Segment increased approximately $11.4 million to approximately $18.1 million for the three months ended March 31, 2000, compared to total revenues of approximately $6.7 million in the prior year. $10.6 million of this increase is attributable to the Penn Union Transaction.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the three months ended March 31, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $18.6 million, a $8.7 million increase over the $9.9 million amount in 1999. The gross earned premiums on the Company's special market products increased as follows:

                                                                                             2000 Total
          Description                                          Premium Increase           Premium Earned
          --------------------------------------------      -----------------------    ----------------------
          Acquired Businesses:                                  (in millions)              (in millions)
             Constitution Life Insurance                           $          0.61           $          0.61
             Union Bankers                                                    6.86                      6.86
             Peninsular                                                       0.73                      0.73
          International Medical                                                  -                      1.13
          Major Medical                                                       0.01                      3.25
          Life and annuity products                                           0.23                      3.90
          Other Health Products                                               0.28                      2.13
                                                            =======================    ======================
          Totals                                                     $        8.72             $       18.61
                                                            =======================    ======================

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended March 31, 2000 for the Special Markets Segment amounted to $6.7 million, a $0.9 million increase from the 1999 amount of $5.8 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                     Ceded Premium                 2000 Total
          Description                                             Increase (Decrease)             Premium Ceded
          --------------------------------------------           -----------------------       --------------------
                                                                     (in millions)                (in millions)
          Business acquired
                Constitution                                                   $  0.57                     $  0.57
                Union Bankers                                                     0.09                        0.09
                Peninsular                                                        0.20                        0.20
          Life and annuity products                                              (0.27)                       1.71
          Major Medical                                                           0.09                        2.06
          International Medical                                                   0.10                        1.09
          Other lines                                                             0.06                        0.93
                                                                 -----------------------       --------------------
           Totals                                                              $  0.84                      $ 6.65
                                                                 =======================       ====================



         Investment related revenue

         Net investment income of the Special Markets Segment increased $3.5 million to $6.0 million for the three months ended March 31, 2000, compared to $2.5 million in 1999. This increase is attributable to the increase in invested assets outstanding in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

         Benefits, Claims and Other Deductions. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $10.4 million to $16.7 million for the three months ended March 31, 2000, compared to $6.3 million for the three months ended March 31, 1999.

         Claims and other benefits increased $9.7 million to $12.3 million for the three months ended March 31, 2000 compared to $2.6 million in 1999. $9.0 million of this increase is attributable to the Penn Union Transaction. The change in reserves for the three months ended March 31, 2000 amounted to a decrease of $3.6 million compared to a decrease of $0.4 million in 1999 generating a variance of $3.2 million. The change in reserves for Penn Union Companies for the three months ended March 31, 2000 amounted to a decrease of $3.4 million. Interest credited to policyholders increased $0.7 million from $1.9 million in 1999 to $2.6 million in 2000. Approximately $0.4 million of the increase relates to the acquired companies.

         The change in deferred acquisition costs decreased by $36 thousand for the three months ended March 31, 2000 compared to the same period in 1999. The amount of acquisition costs capitalized decreased $39 thousand from $0.6 million for the three months ended March 31, 1999 to $0.6 million for the three months ended March 31, 2000. The deferred acquisition costs decreased despite an increase in net earned premium primarily due to the fact that the increase in net earned premium related mainly to renewal business of the Penn Union companies. New business production is the main driver of deferred acquisition costs. The amortization of deferred acquisition costs decreased $78 thousand from $0.7 million for the three months ended March 31, 1999 to $0.6 million for the three months ended March 31, 2000. This decrease is the result of the decrease in the asset balance.

         Commissions in the Special Markets Segment increased $0.2 million in the three months ended March 31, 2000 to $2.6 million, compared to $2.4 million in 1999. This increase is due largely to the acquisition of the Penn Union Companies which increase of $0.4 million was offset by a decrease of $0.2 million in some of the life products no longer marketed. Premiums on products in this segment are generally renewal premiums as little new business is being written. Commissions on renewal business are at lower rates than new business. Commissions and expense allowances on reinsurance ceded decreased $0.3 million in the three months ended March 31, 2000 to $2.2 million, compared to $2.5 million in 1999. This increase is largely due to runoff of the life business.

         Other operating costs and expenses increased $2.7 million in the three months ended March 31, 2000 to $4.9 million, compared to $2.2 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

         Insurance Services and Corporate

         The Non Insurance Businesses Segment consists of WorldNet, Quincy, PFI, Inc ("PFI")(an internal servicing company acquired in July, 1999), a minority interest in Security Health and the Parent Company as well as AIAG which was acquired in January, 2000.

         Fees and other income increased $0.5 million due to revenue generated at AIAG of $0.7 million. General expenses increased $1.9 million from $0.3 million in 1999 to $2.2 million in 1999. This increase is due to an increase in interest expense of $1.7 million related to a loan with Chase Manhattan to finance the purchase of the Penn Union Companies. In addition, the Parent Company incurred compensation expenses of approximately $0.2 million related to the issue of stock options and bonuses to employees and members of management related to the acquisition of the Penn Union Companies.


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

         Loan Agreements

         As of March 31, 2000 and December 31, 1999, the Company had outstanding an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points (currently 9.8%) with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The Company has not drawn down any of the revolving loan facility and pays a commitment fee of 50 basis points on the unutilized facility. For the three months ended March 31, 2000, the Company paid $1.7 million in interest. The Company is due to repay $3.4 million in principal during 2000.

         In connection with an agreement entered into 1996 whereby American Pioneer became a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the three months ended March 31, 2000 the Company paid $0.2 million in interest on these debentures to American Progressive, which was eliminated in consolidation.

         Acquisition of American Insurance Administration Group ("AIAG")

         In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers. For the three months ended March 31, 2000, AIAG, Inc. received administrative fees of $2.6 million of which $1.9 million related to Union Bankers and was eliminated in the consolidated financial statements of the Company.


         Management believes that the current cash position, the availability of the revolving loan facility, the expected cash flows of the non-insurance companies (including AIAG), the surplus note interest payments from American Exchange and the availability of dividends from its Insurance Subsidiaries can support the obligations of Universal noted above for the foreseeable future. However, there can be no assurance as to the expected future cash flows or to the availability of dividends from the Insurance Subsidiaries.




          Insurance Subsidiaries

         The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. At March 31, 2000 and December 31, 1999 the statutory capital and surplus, including asset valuation reserves, of the U.S. Insurance Subsidiaries totaled $89.3 million and $89.2 million, respectively.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $64.5 million and $63.9 million as of March 31, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at March 31, 2000.

         Cash generated by the Insurance Subsidiaries will be made available to Universal, the ultimate parent, principally through periodic payments of principal and interest on surplus debentures. Currently, the surplus notes between Universal and American Exchange total $70 million and it is anticipated that it will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies which are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2000, $4.3 million of taxes have been paid to American Exchange pursuant to the tax-sharing agreement.

         Dividend payments by insurance companies are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of Pennsylvania Life's surplus as regards to policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. As part of its approval of the Penn Union Acquisition, the Pennsylvania Insurance Department approved a quasi reorganization of Pennsylvania Life's surplus in which its previously negative unassigned surplus was reset to zero. Thus, future earnings of the company would be available for dividends without prior approval, subject to the restrictions noted above. As of March 31, 2000, $5.0 million of dividends can be paid by the insurance subsidiaries of American Exchange.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At March 31, 2000 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $26.9 million. The insurance companies, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         At March 31, 2000, the Insurance Subsidiaries held cash and cash equivalents totaling $35.5 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $734.7 million. The fair values of these liquid holdings totaled more than $770.2 million.


Investments

         The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of two investment advisors, Conning Asset Management and Asset Allocation and Management Company, to manage the Company's fixed maturity portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 1.4% and 1.1% of total fixed maturities as of March 31, 2000 and December 31, 1999, respectively). As of March 31, 2000 all of the Company's securities were current in the payment of principal and interest.

Federal Income Taxation of the Company

         The provision for federal income taxes was $3.2 million during the first quarter of 2000 compared to $0.4 million for the same period in 1999. These provisions resulted in effective tax rates of 35.8% and 33.4%, respectively. The increase in the effective tax rate relates primarily to the acquisition of the Penn Union companies in 1999 since certain business of the Penn Union companies is subject to income tax in Canada at a corporate tax rate of approximately 42%.

         At March 31, 2000 and December 31, 1999, the Company has established valuation allowances of $11.3 million and $11.3 million, respectively, with respect to net operating loss carryforwards (deferred tax assets). The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from the Company's recent reorganization and from the income generated by its administration companies WorldNet and AIAG. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at March 31, 2000, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $39.9 million and $72.2 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $32.6 million and $67.1 million, respectively.

         Foreign Currency Sensitivity

         Portions of Universal's operations are transacted utilizing the Canadian dollar as the functional currency. Approximately 14.1%, 20.4% and 29.6% of Universal's assets, revenues and operating income before taxes, as of and for the three months ended March 31, 2000 respectively, are derived from the Canadian operations. Accordingly, Universal's earnings and business equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for Universal's foreign operations are denominated in Canadian dollars, Universal is still subject to translation losses.

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

         At March 31, 2000, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease to the operating income before taxes of approximately $237 thousand and a decrease in equity of $5.4 million. Universal's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels or local prices.

                           PART II - OTHER INFORMATION


                                     NONE



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

Date:  May 15, 2000