Form 10-Q
period 2000-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2000-08-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000
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

         The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 46,737,173.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS




                                                                                                           Page No.

PART I - FINANCIAL INFORMATION


         Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                                       3

         Consolidated Statements of Operations for the six months ended June 30, 2000 and June 30, 1999
                                                                                                                  4
         Consolidated Statements of Operations for the three months ended June 30, 2000
         and June 30, 1999                                                                                        5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2000
         and June 30, 1999                                                                                        6

         Notes to Consolidated Financial Statements                                                            7-16

         Management's Discussion and Analysis of Financial Condition and Results of Operations                17-33



PART II - OTHER INFORMATION                                                                                      34


         Signature                                                                                               34

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                        June 30, 2000       Dec. 31, 1999
                                                                              -------------       -------------
Investments:                                                                   (unaudited)
  Fixed maturities available for sale, at fair value
    (amortized cost: 2000, $ 743,048; 1999, $734,466)                          $   725,636         $   717,560
  Equity securities, at fair value (cost: 2000, $5,009; 1999, $5,120)                4,670               4,838
  Policy loans                                                                      25,352              25,640
  Other invested assets                                                              2,551               2,763
  Mortgage loans                                                                     2,550               2,743
                                                                               -----------         -----------
    Total investments                                                              760,759             753,544

Cash and cash equivalents                                                           48,126              58,753
Accrued investment income                                                           11,652              11,506
Deferred policy acquisition costs                                                   42,795              34,943
Amounts due from reinsurers                                                        208,061             196,960
Due and unpaid premiums                                                              3,926               3,578
Deferred income tax asset                                                           64,933              70,968
Goodwill                                                                             5,548               4,201
Present value of future profits                                                      8,157               1,226
Other assets                                                                        18,760              17,742
                                                                               -----------         -----------
    Total assets                                                                 1,172,717           1,153,421
                                                                               ===========         ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                      232,035             238,665
Reserves for future policy benefits                                                563,606             560,777
Policy and contract claims - life                                                    6,294               5,644
Policy and contract claims - health                                                 76,080              72,261
Loan payable                                                                        70,000              70,000
Amounts due to reinsurers                                                              956                  85
Restructuring accrual                                                                7,921               9,980
Negative goodwill                                                                    8,784               9,622
Other liabilities                                                                   59,166              52,422
                                                                               -----------         -----------
    Total liabilities                                                            1,024,842           1,019,456
                                                                               -----------         -----------




STOCKHOLDERS' EQUITY
Common stock (Authorized, 80,000, issued and outstanding: 2000, 46,737,
  1999, 45,914)                                                                        467                 459
Additional paid-in capital                                                         127,255             122,924
Accumulated other comprehensive income                                              (8,603)             (6,887)
Retained earnings                                                                   28,756              17,469
                                                                               -----------         -----------
    Total stockholders' equity                                                     147,875             133,965
                                                                               -----------         -----------
    Total liabilities and stockholders' equity                                 $ 1,172,717         $ 1,153,421
                                                                               ===========         ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                      2000              1999
                                                                      ----              ----
  Revenues:                                                         (in thousands, per share
                                                                       amounts in dollars)
   Gross premium and policyholder fees earned                      $ 221,189         $  66,817
   Reinsurance premiums assumed                                        1,398               980
   Reinsurance premiums ceded                                       (111,966)          (46,049)
                                                                   ---------         ---------
         Net premium and policyholder fees earned                    110,621            21,748

   Net investment income                                              28,716             5,669
   Net realized gains/(losses) on investments                            147               (15)
   Fee income                                                          3,112             1,161
                                                                   ---------         ---------
          Total revenues                                             142,596            28,563
                                                                   ---------         ---------

Benefits, claims and expenses:
   Increase in future policy benefits                                  1,230               843
   Claims and other benefits                                          75,136            14,478
   Interest credited to policyholders                                  5,091             3,662
   Increase in deferred acquisition costs                             (8,027)           (1,420)
   Amortization of present value of future profits                     1,515                87
   Amortization of goodwill/negative goodwill                           (347)               77
   Commissions                                                        40,356            13,413
   Interest expense                                                    3,401               184
   Other operating costs and expenses                                 38,802            10,703
   Commission and expense allowances on reinsurance ceded            (32,211)          (15,604)
                                                                   ---------         ---------
          Total benefits, claims and other deductions                124,946            26,423
                                                                   ---------         ---------

Operating income before taxes                                         17,650             2,140
Federal and foreign income tax expense                                 6,363               727
                                                                   ---------         ---------
Net income                                                            11,287             1,413
Redemption accrual on Series C and Series D Preferred Stock               --               180
                                                                   ---------         ---------
Net income applicable to common shareholders                       $  11,287         $   1,233
                                                                   =========         =========

Earnings per common share:

  Basic                                                            $    0.24         $    0.14
                                                                   =========         =========
  Diluted                                                          $    0.24         $    0.10
                                                                   =========         =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                      2000             1999
                                                                      ----             ----
  Revenues:                                                         (in thousands, per share
                                                                       amounts in dollars)
   Gross premium and policyholder fees earned                      $ 111,848         $  34,751
   Reinsurance premiums assumed                                          381               730
   Reinsurance premiums ceded                                        (56,747)          (24,157)
                                                                   ---------         ---------
         Net premium and policyholder fees earned                     55,482            11,324

   Net investment income                                              14,565             2,870
   Net realized gains/(losses) on investments                            107               (62)
   Fee income                                                          1,672               581
                                                                   ---------         ---------
          Total revenues                                              71,826            14,713
                                                                   ---------         ---------

Benefits, claims and expenses:
   Increase in future policy benefits                                  1,174               526
   Claims and other benefits                                          38,032             7,541
   Interest credited to policyholders                                  2,529             1,744
   Increase in deferred acquisition costs                             (5,021)             (564)
   Amortization of present value of future profits                       703                44
   Amortization of goodwill/negative goodwill                           (178)               39
   Commissions                                                        20,382             7,160
   Interest expense                                                    1,721                91
   Other operating costs and expenses                                 20,134             5,250
   Commission and expense allowances on reinsurance ceded            (16,486)           (8,191)
                                                                  ----------         ---------
          Total benefits, claims and other deductions                 62,990            13,640
                                                                   ---------         ---------

Operating income before taxes                                          8,836             1,073
Federal and foreign income tax expense                                 3,207               371
                                                                   ---------         ---------
Net income                                                             5,629               702
Redemption accrual on Series C and Series D Preferred Stock               --                --
                                                                   ---------         ---------
Net income applicable to common shareholders                       $   5,629         $     702
                                                                   =========         =========

Earnings per common share:

  Basic                                                            $    0.12         $    0.07
                                                                   =========         =========

  Diluted                                                          $    0.12         $    0.05
                                                                   =========         =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                       2000             1999
                                                                                       ----             ----
                                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                                           $ 11,287         $  1,413
Adjustments to reconcile net income to net cash used by operating activities:
  Deferred income taxes                                                                 3,217              728
  Change in reserves for future policy benefits                                         2,829            3,785
  Change in policy and contract claims                                                  4,470           (1,096)
  Change in deferred policy acquisition costs                                          (7,833)          (1,420)
  Change in deferred revenue                                                              (16)             (17)
  Amortization of present value of future profits                                       1,515               87
  Amortization of goodwill/negative goodwill                                             (347)              77
  Change in policy loans                                                                  288               36
  Change in accrued investment income                                                    (146)             344
  Change in reinsurance balances                                                       (7,864)          (4,293)
  Change in due and unpaid premium                                                       (348)            (220)
  Realized (gains)/losses on investments                                                 (147)              22
  Change in income taxes payable                                                        2,202
  Other, net                                                                            2,932           (2,224)
                                                                                     --------         --------
Net cash provided by/(used in) operating activities                                    12,039           (2,778)
                                                                                     --------         --------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                            35,744            5,122
  Proceeds from redemption of fixed maturities available for sale                       4,385            5,996
  Cost of fixed maturities purchased available for sale                               (50,467)         (16,732)
  Change in amounts held in trust by reinsurer                                         (1,140)            (350)
  Proceeds from sale of equity securities                                                  98              374
  Cost of equity securities purchased                                                      --             (104)
  Change in other invested assets                                                         376            1,909
  Purchase of business, net of cash held                                               (3,852)              --
                                                                                     --------         --------
Net cash used in investing activities                                                 (14,856)          (3,785)
                                                                                     --------         --------

Cash flows from financing activities:
  Prepaid acquisition costs                                                                --             (857)
  Net proceeds from issuance of common stock                                               46              485
  Net proceeds from issuance of Series D Preferred Stock                                   --            1,750
  Increase in policyholder account balances                                            (6,630)             636
  Change in reinsurance balances related to policyholder account balances              (1,226)          (1,063)
  Principal payment on notes payable                                                       --             (500)
                                                                                     --------         --------
Net cash provided by/(used in) financing activities                                    (7,810)             451
                                                                                     --------         --------

Net decrease in cash and cash equivalents                                             (10,627)          (6,112)

Cash and cash equivalents at beginning of period                                       58,753           17,093
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 48,126         $ 10,981
                                                                                     ========         ========

Supplemental cash flow information:
  Cash paid during the period for interest                                           $  3,401         $    184
                                                                                     ========         ========
  Cash paid during the period for income taxes                                       $    251         $     25
                                                                                     ========         ========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange") and WorldNet Services Corp. ("WorldNet"). On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the "Penn Union Companies"): Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"). On January 6, 2000, Universal acquired American Insurance Administration Group ("AIAG").

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

2        BUSINESS COMBINATION

         Penn Union Acquisition

         On July 30, 1999, Universal acquired all of the outstanding shares of common stock of the Penn Union Companies and other related assets.

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds generated from the sale of 29.5 million shares of common stock and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility. None of the revolving loan facility has been drawn to date. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal bank loan, to contribute to the surplus of Pennsylvania Life and for working capital.

         The acquisition of the Penn Union Companies was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements. In addition to the purchase price, the Company incurred costs totaling $17.2 million including a restructuring accrual of $10.0 million and $3.0 million in stock compensation expense related to shares purchased by agents and certain members of management at prices discounted from the market. At the time of closing, the fair value of net assets of the acquired companies amounted to $157.8 million resulting in a negative goodwill amount of $10.1 million, which will be amortized on a straight line basis over a ten year period.

         The consolidated pro forma results of operations for the six months ended June, 1999, as if the companies described above had been purchased on January 1, 1999, are as follows:

                                     Six Months Ended
                                      June 30, 1999
                                     (In thousands)
Total revenue                           $138,058
Operating income before taxes           $ 15,511
Net income                              $  9,260

Earnings per common share:
    Basic                               $   0.22
    Diluted                             $   0.21

         In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired with the Penn Union Companies into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formulated at the date of acquisition. Accordingly, the Company recorded a $10.0 million restructuring liability in its accounting for the Penn Union acquisition.

         This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs. During the six months ended June 30, 2000, the Company paid $2.1 million in restructuring charges.

         In accordance with EITF 95-3, the Company's Board of Directors has approved the plan and the Company will finalize any changes to the restructuring plans no later than one year from the date of the Penn Union Acquisition. The Company will report changes to the accrued acquisition expenses as adjustments to the cost of the acquisition of the Penn Union companies in future financial statements. The Company expects the consolidation to be completed in early 2001.


         Acquisition of American Insurance Administration Group ("AIAG")

         In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers. Total revenue for the six months ended June, 2000 totaled $5.2 million of which $3.7 million related to Union Bankers and Constitution and was eliminated in the accompanying consolidated financial statements

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 2000 and 1999 are as follows:

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                             --------------
                                                       2000                1999
                                                       ----                ----
                                                            (In thousands)
Net income                                           $ 11,287            $  1,413
                                                     --------            --------
Other comprehensive income:
   Unrealized gain/(loss) on securities                  (422)             (2,016)
   Foreign currency translation adjustment             (1,294)                 --
                                                     --------            --------
Other comprehensive income/(loss)                      (1,716)             (2,016)
                                                     --------            --------
Comprehensive income/(loss)                          $  9,571            $   (603)
                                                     ========            ========

         The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 2000 and 1999 are as follows:

                                                        FOR THE THREE MONTHS
                                                           ENDED JUNE 30,
                                                           --------------
                                                       2000              1999
                                                       ----              ----
                                                           (In thousands)
Net income                                           $ 5,629            $   702
                                                     -------            -------
Other comprehensive income:
   Unrealized gain/(loss) on securities                 (827)            (1,223)
   Foreign currency translation adjustment            (1,211)                --
                                                     -------            -------
Other comprehensive income/(loss)                     (2,038)            (1,223)
                                                     -------            -------
Comprehensive income/(loss)                          $ 3,591            $  (521)
                                                     =======            =======


4        EARNINGS PER SHARE

         Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the six months ended June 30, 2000 and 1999 is as follows:

                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                    --------------------------------------
                                                                Income             Shares            Per Share
                                                              (Numerator)       (Denominator)          Amount
                                                              -----------       -------------          ------
                                                                 (In thousands, per share amounts in dollars)

Basic EPS
Net income applicable to common shareholders                     $11,287               46,721             $0.24

Effect of Dilutive Securities
Incentive stock options                                                                   961
Director stock options                                                                    106
Agents and others stock options                                                           561
Treasury stock assumed from proceeds of
  options and warrants                                                                 (1,227)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                          $11,287                47,122            $0.24
                                                           ===============    =================    =============

                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                                   --------------------------------------
                                                                Income              Shares            Per Share
                                                             (Numerator)        (Denominator)          Amount
                                                             -----------        -------------          ------
                                                               (In thousands, per share amounts in dollars)
Net income                                                        $1,413
Less: Redemption accrual on Series C Preferred
  Stock                                                             (180)
                                                           ---------------

Basic EPS
Net income applicable to common shareholders                       1,233                8,838             $0.14
                                                                                                   =============

Effect of Dilutive Securities
Series B Preferred Stock                                                                1,778
Series C Preferred Stock                                             180                1,088
Series D Preferred Stock                                                                1,256
Non-registered warrants                                                                 2,016
Registered warrants                                                                       631
Incentive stock options                                                                   270
Director stock options                                                                     38
Agents and others stock options                                                            73
Treasury stock assumed from proceeds of
  options and warrants                                                                 (1,241)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                           $1,413               14,747             $0.10
                                                           ===============    =================    =============

         A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended June 30, 2000 and 1999 is as follows:

                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                                 ----------------------------------------
                                                               Income              Shares            Per Share
                                                             (Numerator)        (Denominator)          Amount
                                                             -----------        -------------          ------
                                                               (In thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders                      $5,629               46,736             $0.12

Effect of Dilutive Securities
Incentive stock options                                                                   961
Director stock options                                                                     88
Agents and others stock options                                                           555
Treasury stock assumed from proceeds of
  options and warrants                                                                 (1,237)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
 shareholders plus assumed conversions                           $5,629                47,103            $0.12
                                                           ===============    =================    =============

                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                                 ----------------------------------------
                                                               Income              Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                            -----------        -------------          ------
                                                               (In thousands, per share amounts in dollars)
Net income                                                          $702

Basic EPS
Net income applicable to common shareholders                         702                9,971             $0.07
                                                                                                   =============

Effect of Dilutive Securities
Series B Preferred Stock                                                                1,778
Series C Preferred Stock                                                                    -
Series D Preferred Stock                                                                1,389
Non-registered warrants                                                                 2,016
Registered warrants                                                                       631
Incentive stock options                                                                   541
Director stock options                                                                     77
Agents and others stock options                                                            73
Treasury stock assumed from proceeds of
  options and warrants                                                                 (1,261)
                                                           ---------------    -----------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                             $702               15,215             $0.05
                                                           ===============    =================    =============

5.       INVESTMENTS

         As of June 30, 2000 and December 31, 1999, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                    JUNE 30, 2000
                                             --------------------------------------------------------------------
                                                                  Gross                Gross
                                             Amortized          Unrealized           Unrealized             Fair
Classification                                 Cost               Gains               Losses                Value
--------------                              ----------          ----------           ----------             -----
(In thousands)
US Treasury securities
  and obligations of
  US government                              $  47,943           $      31            $    (420)           $  47,554
Foreign government debt securities
                                               131,573                 487               (2,164)             129,896
Corporate debt securities                      309,301                 819               (9,812)             300,308
Mortgage-backed securities                     254,231                 228               (6,581)             247,878
                                             ---------           ---------            ---------            ---------
                                             $ 743,048           $   1,565            $ (18,977)           $ 725,636
                                             =========           =========            =========            =========

                                                               DECEMBER 31, 1999
                                     --------------------------------------------------------------------
                                                          Gross                 Gross
                                     Amortized          Unrealized           Unrealized             Fair
Classification                          Cost              Gains                 Losses              Value
--------------                       ---------          ----------           ----------             -----
(In thousands)
US Treasury securities
  and obligations of
  US government                      $  63,968           $      10            $    (587)           $  63,391
Corporate debt securities              446,630                 420              (10,693)             436,357
Mortgage-backed securities             223,868                 190               (6,246)             217,812
                                     ---------           ---------            ---------            ---------
                                     $ 734,466           $     620            $ (17,526)           $ 717,560
                                     =========           =========            =========            =========

         The amortized cost and fair value of fixed maturities at June 30, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             AMORTIZED             FAIR
                                               COST               VALUE
                                             ---------            -----
                                                    (In thousands)
Due in 1 year or less                        $ 26,526           $ 26,364
Due after 1 year through 5 years              165,200            162,073
Due after 5 years through 10 years            214,967            208,563
Due after 10 years                             70,928             69,719
Mortgage-backed securities                    265,427            258,917
                                             --------           --------
                                             $743,048           $725,636
                                             ========           ========

6.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at June 30, 2000 and December 31, 1999 were 46,736,928 and 45,914,327, respectively. Changes in the number of shares of common stock outstanding were as follows:

         Balance at December 31, 1999                                             45,914,327
         Stock issued for purchase of AIAG                                           809,860
         Stock options exercised                                                       5,000
         Stock purchases pursuant to Agents' Stock Purchase Plan                       7,281
         Stock issued under employee benefit plans                                       460
                                                                              ===============
         Balance at June 30, 2000                                                 46,736,928
                                                                              ===============

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


8.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         American Progressive, American Pioneer, American Exchange, Constitution Life, Marquette, Peninsular Life, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At June 30, 2000 and December 31, 1999 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $89.3 and $89.2 million, respectively.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1999 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.2 and $63.9 million as of June 30, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at June 30, 2000 and December 31, 1999.

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

         Under the new segment structure, the Company considers itself to have four distinct business segments: Career Agents, Senior Market Brokerage, Special Markets and Insurance Services and Corporate Segment. Products distributed through the Career Agents segment are sold through a network of regional managers who operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. Total revenue and operating income before taxes generated by Canadian operations through PennCorp Canada and Pennsylvania Life's Canadian branch totaled $28.4 million and $5.7 million, respectively, for the six month period ended June 30, 2000. The career agents began to offer Universal's senior market products discussed below in 2000. Business in the Senior Market Brokerage Segment is sold through a traditional general agency system which focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home and hospital indemnity products. Agents in this segment do not sell exclusively for the Company. The Special Markets segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or Senior Market brokerage agency distribution channels as well as some specialty life insurance and accident and health products. The information previously reported under "Life Insurance Segment" and "Other Accident and Health Insurance Segment" has been combined under the Special

Markets Segment. The Insurance Services and Corporate Segment consists mainly of the Parent Company, WorldNet and AIAG operations. Prior year segment information has been restated to conform with the current segment structure.

         Financial data by segment as of and for the six months ended June 30, 2000 and 1999 is as follows:

                                                                              June 30, 2000
                                           -----------------------------------------------------------------------------------
                                                                              (In thousands)
                                                                                                  Insurance
                                               Career        Senior Market        Special        Services and
                                               Agents          Brokerage          Markets         Corporate            Total
                                               ------          ---------          -------         ---------            -----
Net premiums and policyholder
fees earned                                 $    66,184       $    20,752       $    23,685      $         --       $   110,621
Net investment income                            15,703               553            12,366                94            28,716
Realized gains                                       80                 4                63                --               147
Fee and other income                                273                --               227             2,612             3,112
                                            -----------       -----------       -----------       -----------       -----------
                                                 82,240            21,309            36,341             2,706           142,596

Policyholder benefits                            41,589            16,174            23,694                --            81,457
Increase in deferred acquisition costs           (6,224)           (1,627)             (176)               --            (8,027)
Commissions and general expenses                 31,836             4,526            10,257             4,897            51,516
                                            -----------       -----------       -----------       -----------       -----------
  Total benefits, claims and other
  deductions                                     67,201            19,073            33,775             4,897           124,946

Operating income before taxes               $    15,039       $     2,236       $     2,566       $    (2,191)      $    17,650
                                            ===========       ===========       ===========       ===========       ===========

ASSETS
Cash and investments                        $   448,639       $    11,744       $   347,900       $       602       $   808,885
Deferred policy acquisition costs                 9,119            12,878            20,798                --            42,795
Accrued investment income                         6,372               225             5,055                --            11,652
Goodwill                                             --             3,601               522             1,425             5,548
Present value of future profits                      --               779               354             7,024             8,157
Due and unpaid premiums                           2,636               338               952                --             3,926

Reinsurance recoverable                           5,356            46,647           156,058                --           208,061
Deferred income tax asset                            --                --                --            64,933            64,933
Other assets                                      4,616                --               568            13,576            18,760
                                            -----------       -----------       -----------       -----------       -----------
  Total assets                              $   476,738       $    76,212       $   532,207       $    87,560       $ 1,172,717
                                            ===========       ===========       ===========       ===========       ===========

                                                                               June 30, 1999
                                             --------------------------------------------------------------------------
                                                                                               Insurance
                                             Career          Senior Market      Special       Services and
                                             Agents            Brokerage        Markets        Corporate          Total
                                             ------            ---------        -------        ---------          -----
Net premiums and policyholder fees          $      --          $  13,413       $   8,335      $       --      $  21,748
earned
Net investment income                              --                399           5,236              34          5,669
Realized gains                                     --                 (1)            (14)             --            (15)
Fee and other income                               --                 --              24           1,137          1,161
                                            ---------          ---------       ---------       ---------      ---------
                                                   --             13,811          13,581           1,171         28,563

Policyholder benefits                              --              9,963           9,020              --         18,983
Increase in deferred acquisition costs             --             (1,631)            211              --         (1,420)
Commissions and general expenses                   --              4,403           3,724             733          8,860
                                            ---------          ---------       ---------       ---------      ---------
  Total benefits, claims and other                 --             12,735          12,955             733         26,423
  deductions

Operating income before taxes               $      --          $   1,076       $     626       $     438      $   2,140
                                            =========          =========       =========       =========      =========

ASSETS
Cash and investments                        $      --          $  10,960       $ 143,851       $   3,045      $ 157,856
Deferred policy acquisition costs                  --              9,066          19,285              --         28,351
Accrued investment income                          --                225           2,950              19          3,194
Goodwill                                           --              3,677             601              --          4,278
Present value of future profits                    --                938             544              --          1,482
Due and unpaid premiums                            --                436             310              --            746

Reinsurance recoverable                            --             36,962          44,618              --         81,580
Other assets                                       --                 --              --           7,147          7,147
                                            =========          =========       =========       =========      =========
  Total assets                              $      --          $  62,264       $ 212,159       $  10,211      $ 284,634
                                            =========          =========       =========       =========      =========

         Financial data by segment for the three months ended June 30, 2000 and 1999 is as follows:

                                                                        June 30, 2000
                                             ------------------------------------------------------------------
                                                                       (In thousands)
                                                                                        Insurance
                                             Career     Senior Market     Special      Services and
                                             Agents       Brokerage       Markets       Corporate         Total
                                             ------       ---------       -------       ---------         -----
Net premiums and policyholder fees
earned                                      $ 32,870       $ 10,884       $ 11,728       $     --       $ 55,482
Net investment income                          7,843            240          6,378            104         14,565
Realized gains                                    79              3             25             --            107
Fee and other income                             107             --            100          1,465          1,672
                                            --------       --------       --------       --------       --------
                                              40,899         11,127         18,231          1,569         71,826

Policyholder benefits                         20,818          8,492         12,425             --         41,735
Increase in deferred acquisition costs        (3,921)          (880)          (220)            --         (5,021)
Commissions and general expenses              16,472          2,238          4,911          2,655         26,276
                                            --------       --------       --------       --------       --------
  Total benefits, claims and other            33,369          9,850         17,116          2,655         62,990
  deductions

Operating income before taxes               $  7,530       $  1,277       $  1,115       $ (1,086)      $  8,836
                                            ========       ========       ========       ========       ========

                                                                              June 30, 1999
                                             -----------------------------------------------------------------
                                                                              (In thousands)
                                                                                       Insurance
                                             Career     Senior Market    Special     Services and
                                             Agents       Brokerage      Markets       Corporate         Total
                                             ------       ---------      -------       ---------         -----
Net premiums and policyholder fees
earned                                       $    --      $  7,074       $  4,250       $     --      $ 11,324
Net investment income                             --           141          2,724              5         2,870
Realized gains                                    --            (3)           (59)            --           (62)
Fee and other income                              --            --             11            570           581
                                            --------      --------       --------       --------      --------
                                                  --         7,212          6,926            575        14,713

Policyholder benefits                             --         4,897          4,914             --         9,811
Increase in deferred acquisition costs            --          (692)           128             --          (564)
Commissions and general expenses                  --         2,310          1,602            481         4,393
                                            --------      --------       --------       --------      --------
  Total benefits, claims and other                --         6,515          6,644            481        13,640
  deductions

Operating income before taxes               $     --      $    697       $    282       $     94      $  1,073
                                            ========      ========       ========       ========      ========

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

         The Company owns nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution Life"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular Life"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company ("PennCorp Canada") and Union Bankers Insurance Company ("Union Bankers"). Six of these companies, Pennsylvania Life, PennCorp Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999. In addition to the Insurance Subsidiaries, Universal owns two third party administrators: American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 6, 2000 and WorldNet Services Corp. ("WorldNet") that process the Company's brokerage senior market policies, as well as business for unaffiliated insurance companies.

         In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired on July 30, 1999 into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formulated at the date of acquisition. Accordingly, the Company recorded a $10.0 million restructuring liability in its accounting for the acquisition.

         This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs. During the six months ended June 30, 2000, the Company paid $2.1 million in restructuring charges.

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

         The new Senior Market Brokerage Segment includes substantially all of the former Senior Market Accident and Health Insurance Segment business.

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

         The Insurance Services and Corporate Segment includes all businesses previously included in the Non-insurance Business Segment. Results of operations for the six months ended June 30, 2000 include the results of AIAG.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 2000 and 1999

         Consolidated net income after Federal income taxes increased by $10.1 million to $11.3 million ($0.24 per diluted share) in 2000, compared to $1.2 million ($0.10) in 1999. Operating income before income tax increased by $15.6 million to $17.7 million in 2000 compared to $2.1 million in 1999.

         The Senior Market Brokerage segment more than doubled its operating results, increasing by $1.2 million in addition to the $15.0 million added by the acquisition of the Career Agency segment. The Special Markets segment improved its results by $1.9 million primarily as a result of the business acquired in the Penn Union Acquisition. These increases are offset by a reduction of $2.6 million in the results from the Non-insurance segment. Discussion of the details by segment follows.

         SENIOR MARKET BROKERAGE SEGMENT

         The Senior Market Brokerage Segment focuses on the sale of senior market products through a network of independent agents. The results of operations for the six months ended June 30, 2000 and 1999 include the results of the sales of products such as Medicare Supplement, Medicare Select and Long Term Care products through this distribution channel.

         REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $7.5 million to approximately $21.3 million for the six months ended June 30, 2000, compared to total revenues of approximately $13.8 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the six months ended June 30, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $116.2 million, a $68.9 million increase over the $47.3 million amount in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                               PREMIUM INCREASE/             2000 TOTAL
         DESCRIPTION                                              (DECREASE)               PREMIUM EARNED
         ----------------------------------------             -------------------        ------------------
                                                                (in millions)             (in millions)
         Medicare Supplement/Select                                        $22.27                    $38.60
         Freedom Care                                                        1.59                      4.31
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                        0.52                      2.70
         First National business acquired                                    1.25                     22.76
         Union Bankers Medicare Supplement                                  34.01                     34.01
         Constitution Medicare Supplement                                    9.71                      9.71
         Other                                                              (0.45)                     4.08
                                                              -------------------        ------------------
         Totals                                                            $68.90                   $116.17
                                                              ===================        ==================

         The Medicare Supplement insurance issued by Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the six months ended June 30, 2000 for the Senior Market Brokerage Segment amounted to $95.4 million, a $61.5 million increase from the 1999 amount of $33.9 million. Details of the changes in reinsurance premiums ceded are as follows:

                                                                      CEDED PREMIUM                 2000 TOTAL
         DESCRIPTION                                              INCREASE/ (DECREASE)             PREMIUM CEDED
         ---------------------------------------------           ------------------------       --------------------
                                                                      (in millions)                (in millions)
         Business acquired:
               First National                                                    $1.47                       $18.13
               Dallas General                                                    (0.57)                        3.60
         Medicare Supplement                                                     16.08                        27.08
         Union Bankers Medicare Supplement                                       34.01                        34.01
         Constitution Medicare Supplement                                         9.71                         9.71
         Freedom Care                                                             0.59                         1.41
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                             0.24                         1.22
         Other lines                                                              0.01                         0.26
                                                                 ------------------------       --------------------
         Totals                                                                 $61.54                       $95.42
                                                                 ========================       ====================

         Investment related revenue

         Net investment income of the Senior Market Brokerage Segment increased $0.2 million to $0.6 million for the six months ended June 30, 2000, compared to 1999. Realized gains on investments increased slightly from the prior year.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $6.4 million to $19.1 million for the six months ended June 30, 2000, compared to $12.7 million for the six months ended June 30, 1999.

         Claims and other benefits increased $5.0 million to $13.6 million for the six months ended June 30, 2000 compared to $8.6 million in the prior year. The change in reserves for the six months ended June 30, 2000 amounted to an increase of $2.6 million compared to an increase of $1.4 million in 1999 generating a variance of $1.2 million. These increases in claims and change in reserves are the result of the $7.3 million increase in net premiums earned for the six months ended June 30, 2000 discussed above.

         The change in deferred acquisition costs decreased slightly for the six months ended June 30, 2000 compared to 1999. The amount of acquisition costs capitalized decreased $45 thousand from the prior year. The amortization of deferred acquisition costs decreased $49 thousand from the prior year.

         Commissions in the Senior Market Brokerage Segment increased $11.0 million in the six months ended June 30, 2000 to $19.2 million, compared to $8.2 million in 1999. This increase is the direct result of the $68.9 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $16.2 million in the six months ended June 30, 2000 to $26.6 million, compared to $10.4 million in 1999. This increase is the direct result of the $61.5 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $5.3 million in the six months ended June 30, 2000 to $11.9 million, compared to $6.6 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.

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

         REVENUES. Total net revenues for the Career Agent segment amounted to $82.2 million of which $54.0 million was generated by Pennsylvania Life U.S. and $28.2 million was generated by the Canadian operations. Gross premium totaled $68.0 million, $43.9 million derived from Pennsylvania Life U.S. and $24.1 million derived from the Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the six months ended June 30, 2000 were $0.3 million at the Canadian operations and $1.5 million at Pennsylvania Life U.S. Investment income of $15.7 million consists mostly of interest on bonds held by the company.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Agent Segment totaled $67.2 million for the six months ended June 30, 2000.

         Claims and other benefits amounted to $36.3 million for the six months ended June 30, 2000. Of this amount, $28.4 million related to claims incurred at Pennsylvania Life U.S. and $7.9 million related to the Canadian operations. The change in reserves for the six months ended June 30, 2000 amounted to $5.3 million.

         Deferred acquisition costs increased $6.2 million for the six months ended June 30, 2000. Acquisition costs capitalized at Pennsylvania Life U.S. totaled $4.1 million net of amortization. Canadian costs capitalized, net of amortization amounted to $2.1 million.

         Commissions in the Career Agent Segment for the six months ended June 30, 2000 amounted to $15.2 million, of which $11.2 million related to Pennsylvania Life U.S. Commissions and expense allowances on reinsurance ceded totaled $0.4 million in the six months ended June 30, 2000. Other operating costs and expenses totaled $17.0 million for the six months ended June 30, 2000.

         SPECIAL MARKETS SEGMENT

         The Special Markets Segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or brokerage agency distribution systems as well as some specialty life and accidental insurance products. The results of operations for the six months ended June 30, 2000 and 1999 include the results of the sales of such products.

         REVENUES. Total revenues for the Special Markets Segment increased approximately $22.7 million to approximately $36.3 million for the six months ended June 30, 2000, compared to total revenues of approximately $13.6 million in the prior year. $20.8 million of this increase is attributable to the Penn Union Transaction.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the six months ended June 30, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $38.4 million, a $17.9 million increase over the $20.5 million amount in 1999. The gross earned premiums on the Company's special market products increased as follows:

                                                                                            2000 TOTAL
         DESCRIPTION                                           PREMIUM INCREASE           PREMIUM EARNED
         ---------------------------------------------      ----------------------     ---------------------
         Acquired Businesses:                                   (in millions)              (in millions)
            Constitution                                                     $1.96                     $1.96
            Union Bankers                                                    13.35                     13.35
         International Medical                                                0.05                      2.71
         Major Medical                                                        0.16                      6.48
         Life and annuity products                                            0.78                      8.20
         Other Health Products                                                1.57                      5.69
                                                            ----------------------     ---------------------
         Totals                                                             $17.87                    $38.39
                                                            ======================     =====================

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the six months ended June 30, 2000 for the Special Markets Segment amounted to $14.7 million, a $2.5 million increase from the 1999 amount of $12.2 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                 CEDED PREMIUM                2000 TOTAL
         DESCRIPTION                                          INCREASE /(DECREASE)           PREMIUM CEDED
         ---------------------------------------------      -------------------------    ----------------------
                                                                 (in millions)               (in millions)
         Business acquired
               Constitution                                                   $0.88                     $0.88
               Union Bankers                                                   0.26                      0.26
         Life and annuity products                                            (0.30)                     3.62
         Major Medical                                                         0.08                      4.09
         International Medical                                                 0.12                      2.60
         Other lines                                                           1.45                      3.26
                                                            -------------------------    ----------------------
         Totals                                                               $2.49                    $14.71
                                                            =========================    ======================

         Investment related revenue

         Net investment income of the Special Markets Segment increased $7.2 million to $12.4 million for the six months ended June 30, 2000, compared to $5.2 million in 1999. This increase is attributable to the increase in invested assets outstanding in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $20.8 million to $33.8 million for the six months ended June 30, 2000, compared to $13.0 million for the six months ended June 30, 1999.

         Claims and other benefits increased $19.4 million to $25.2 million for the six months ended June 30, 2000 compared to $5.8 million in 1999. $18.7 million of this increase is attributable to the Penn Union Transaction. The change in reserves for the six months ended June 30, 2000 amounted to a decrease of $6.6 million compared to a decrease of $0.5 million in 1999 generating a variance of $6.1 million. The change in reserves for Penn Union Companies for the six months ended June 30, 2000 amounted to a decrease of $6.7 million. Interest credited to policyholders increased $1.4 million from $3.7 million in 1999 to $5.1 million in 2000. Approximately $1.6 million of the increase relates to the acquired companies which is offset by a slight decrease in the core businesses.

         The change in deferred acquisition costs increased by $0.4 million for the six months ended June 30, 2000 compared to the same period in 1999. The amount of acquisition costs capitalized increased $0.2 million from $1.2 million for the six months ended June 30, 1999 to $1.3 million for the six months ended June 30, 2000. The deferred acquisition costs decreased in relation to the increase in net earned premium primarily due to the fact that the increase in net earned premium related mainly to renewal business of the Penn Union companies. New business production is the main driver of deferred acquisition costs. The amortization of deferred acquisition costs decreased $0.2 million from $1.3 million for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000

         Commissions in the Special Markets Segment increased $0.7 million in the six months ended June 30, 2000 to $5.9 million, compared to $5.2 million in 1999. This increase is due largely to the acquisition of the Penn Union Companies which increase of $0.8 million was offset by a decrease of $0.1 million in some of the life products no longer marketed. Premiums on products in this segment are generally renewal premiums as little new business is being written. Commissions on renewal business are at lower rates than new business. Commissions and expense allowances on reinsurance ceded remained flat at $5.2 million for the six months ended June 30, 2000 and 1999. This is largely due to runoff of the life business.

         Other operating costs and expenses increased $5.9 million in the six months ended June 30, 2000 to $9.6 million, compared to $3.7 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

         INSURANCE SERVICES AND CORPORATE

         The Non Insurance Businesses Segment consists of WorldNet, PFI, Inc ("PFI")(an internal servicing company acquired in July, 1999), the Parent Company, AIAG which was acquired in January, 2000 as well as a minority interest in Security Health.

         Fees and other income increased $1.5 million due to revenue generated at AIAG of $1.5 million. General expenses increased $4.2 million from $0.7 million in 1999 to $4.9 million in 2000. This increase is due to an increase in interest expense of $3.2 million related to a loan with Chase Manhattan to finance the purchase of the Penn Union Companies. In addition, the Parent Company incurred compensation expenses of approximately $0.4 million related to the issue of stock options and bonuses to employees and members of management related to the acquisition of the Penn Union Companies.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2000 and 1999

         Consolidated net income after Federal income taxes increased by $4.9 million to $5.6 million ($0.12 per diluted share) in 2000, compared to $0.7 million ($0.05) in 1999. Operating income before income tax increased by $7.7 million to $8.8 million in 2000 compared to $1.1 million in 1999.

         The Senior Market Brokerage segment almost doubled its operating results, increasing by $0.6 million in addition to the $7.5 million added by the acquisition of the Career Agency segment. The Special Markets segment improved its results by $0.8 million primarily as a result of the business acquired in the Penn Union Acquisition. These increases are offset by a reduction of $1.2 million in the results from the Non-insurance segment. Discussion of the details by segment follows.

         SENIOR MARKET BROKERAGE SEGMENT

         The Senior Market Brokerage Segment focuses on the sale of senior market products through a network of independent agents. The results of operations for the three months ended June 30, 2000 and 1999 include the results of the sales of products such as Medicare Supplement, Medicare Select and Long Term Care products through this distribution channel.

         REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $3.9 million to approximately $11.1 million for the three months ended June 30, 2000, compared to total revenues of approximately $7.2 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the three months ended June 30, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $58.6 million, a $33.8 million increase over the $24.8 million amount in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                              PREMIUM INCREASE/             2000 TOTAL
         DESCRIPTION                                              (DECREASE)              PREMIUM EARNED
         ---------------------------------------------      -----------------------    ----------------------
                                                                (in millions)              (in millions)
         Medicare Supplement/Select                                        $11.11                     $19.96
         Freedom Care                                                        0.81                       2.42
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                        0.28                       1.55
         First National business acquired                                    0.15                      11.10
         Union Bankers Medicare Supplement                                  16.48                      16.48
         Constitution Medicare Supplement                                    5.02                       5.02
         Other                                                              (0.03)                      2.03
                                                            -----------------------    ----------------------
         Totals                                                            $33.82                     $58.56
                                                            =======================    ======================

         The Medicare Supplement insurance issued by Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended June 30, 2000 for the Senior Market Brokerage Segment amounted to $47.7 million, a $30.0 million increase from the 1999 amount of $17.7 million. Details of the changes in reinsurance premiums ceded are as follows:

                                                                      CEDED PREMIUM                  2000 TOTAL
         DESCRIPTION                                               INCREASE /(DECREASE)             PREMIUM CEDED
         ---------------------------------------------           -------------------------       --------------------
                                                                      (in millions)                 (in millions)
         Business acquired:
               First National                                                     $0.30                        $8.84
               Dallas General                                                     (0.19)                        1.80
         Medicare Supplement                                                       7.88                        13.93
         Union Bankers Medicare Supplement                                        16.48                        16.48
         Constitution Medicare Supplement                                          5.02                         5.02
         Freedom Care                                                              0.32                         0.78
         Hospital Indemnity, Home Health Care and
         Nursing Home                                                              0.09                         0.70
         Other lines                                                               0.03                         0.12
                                                                 -------------------------       --------------------
         Totals                                                                  $29.93                       $47.67
                                                                 =========================       ====================


         Investment related revenue

         Net investment income of the Senior Market Brokerage Segment increased $0.1 million to $0.2 million for the three months ended June 30, 2000, compared to 1999. Realized gains on investments increased slightly from the prior year.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $3.4 million to $9.9 million for the three months ended June 30, 2000, compared to $6.5 million for the three months ended June 30, 1999.

         Claims and other benefits increased $3.2 million to $7.5 million for the three months ended June 30, 2000 compared to $4.3 million in the prior year. The change in reserves for the three months ended June 30, 2000 amounted to an increase of $1.0 million compared to an increase of $0.6 million in 1999 generating a variance of $0.4 million. These increases in claims and change in reserves are the result of the $3.8 million increase in net premiums earned for the three months ended June 30, 2000 discussed above.

         The change in deferred acquisition costs decreased by $0.2 million for the three months ended June 30, 2000 compared to 1999. The amount of acquisition costs capitalized decreased $27 thousand from the prior year. The amortization of deferred acquisition costs decreased $0.2 million from $0.3 million for the three months ended June 30, 1999 to $41 thousand for the three months ended
June 30, 2000.

         Commissions in the Senior Market Brokerage Segment increased $5.7 million in the three months ended June 30, 2000 to $10.0 million, compared to $4.3 million in 1999. This increase is the direct result of the $33.7 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $8.0 million in the three months ended June 30, 2000 to $13.4 million, compared to $5.4 million in 1999. This increase is the direct result of the $30.0 million increase in reinsurance premium ceded discussed above.

         Other operating costs and expenses increased $2.2 million in the three months ended June 30, 2000 to $5.6 million, compared to $3.4 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.

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

         REVENUES. Total net revenues for the Career Agent segment amounted to $40.9 million of which $27.1 million was generated by Pennsylvania Life U.S. and $13.8 million was generated by the Canadian operations. Gross premium totaled $33.9 million, $22.0 million derived from Pennsylvania Life U.S. and $11.9 million derived from the Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the three months ended June 30, 2000 were $0.1 million at the Canadian operations and $0.9 million at Pennsylvania Life U.S. Investment income of $7.8 million consists mostly of interest on bonds held by the company.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Agent Segment totaled $33.4 million for the three months ended June 30, 2000.

         Claims and other benefits amounted to $17.6 million for the three months ended June 30, 2000. Of this amount, $13.9 million related to claims incurred at Pennsylvania Life U.S. and $3.7 million related to the Canadian operations. The change in reserves for the three months ended June 30, 2000 amounted to $3.2 million.

         Deferred acquisition costs increased $3.9 million for the three months ended June 30, 2000. Acquisition costs capitalized at Pennsylvania Life U.S. totaled $1.3 million net of amortization. Canadian costs capitalized, net of amortization amounted to $1.0 million.

         Commissions in the Career Agent Segment for the three months ended June 30, 2000 amounted to $7.1 million, of which $5.7 million related to Pennsylvania Life U.S. Commissions and expense allowances on reinsurance ceded totaled $0.1 million in the three months ended June 30, 2000. Other operating costs and expenses totaled $9.5 million for the three months ended June 30, 2000

         SPECIAL MARKETS SEGMENT

         The Special Markets Segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or brokerage agency distribution systems as well as some specialty life and accidental insurance products. The results of operations for the three months ended June 30, 2000 and 1999 include the results of the sales of such products.


         REVENUES. Total revenues for the Special Markets Segment increased approximately $11.3 million to approximately $18.2 million for the three months ended June 30, 2000, compared to total revenues of approximately $6.9 million in the prior year. $10.2 million of this increase is attributable to the Penn Union Transaction.

         Gross premium and policyholder fees earned and reinsurance assumed

         In the three months ended June 30, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $19.7 million, a $9.3 million increase over the $10.7 million amount in 1999. The gross earned premiums on the Company's special market products increased as follows:

                                                                                            2000 TOTAL
         DESCRIPTION                                           PREMIUM INCREASE           PREMIUM EARNED
         ---------------------------------------------      ----------------------     ---------------------
         Acquired Businesses:                                   (in millions)              (in millions)
            Constitution                                                     $0.61                     $0.61
            Union Bankers                                                     6.49                      6.49
         International Medical                                                0.02                      1.58
         Major Medical                                                        0.06                      3.23
         Life and annuity products                                            0.55                      4.30
         Other Health Products                                                1.52                      3.49
                                                            ----------------------     ---------------------
         Totals                                                              $9.25                    $19.70
                                                            ======================     =====================

         Reinsurance premiums ceded

         While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended June 30, 2000 for the Special Markets Segment amounted to $8.0 million, a $1.6 million increase from the 1999 amount of $6.4 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                 CEDED PREMIUM                2000 TOTAL
         DESCRIPTION                                          INCREASE/ (DECREASE)           PREMIUM CEDED
         ---------------------------------------------      -------------------------    ----------------------
                                                                 (in millions)               (in millions)
         Business acquired
               Constitution                                                   $0.11                     $0.11
               Union Bankers                                                   0.17                      0.17
         Life and annuity products                                            (0.03)                     1.90
         Major Medical                                                        (0.01)                     2.02
         International Medical                                                 0.03                      1.51
         Other lines                                                           1.37                      2.34
                                                            -------------------------    ----------------------
         Totals                                                               $1.64                     $8.05
                                                            =========================    ======================

         Investment related revenue

         Net investment income of the Special Markets Segment increased $3.7 million to $6.4 million for the three months ended June 30, 2000, compared to $2.7 million in 1999. This increase is attributable to the increase in invested assets outstanding in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $10.5 million to $17.1 million for the three months ended June 30, 2000, compared to $6.6 million for the three months ended June 30, 1999.

         Claims and other benefits increased $9.7 million to $13.0 million for the three months ended June 30, 2000 compared to $3.3 million in 1999. $9.7 million of this increase is attributable to the Penn Union Transaction. The change in reserves for the three months ended June 30, 2000 amounted to a decrease of $3.1 million compared to a decrease of $0.1 million in 1999 generating a variance of $3.0 million. The change in reserves for Penn Union Companies for the three months ended June 30, 2000 amounted to a decrease of $3.3 million. Interest credited to policyholders increased $0.8 million from $1.7 million in 1999 to $2.5 million in 2000. Approximately $1.2 million of the increase relates to the acquired companies with an offsetting decrease of $0.4 million in the core businesses.


         The change in deferred acquisition costs increased by $0.3 million for the three months ended June 30, 2000 compared to the same period in 1999. The amount of acquisition costs capitalized increased $0.2 million from $0.6 million for the three months ended June 30, 1999 to $0.8 million for the three months ended June 30, 2000. The deferred acquisition costs decreased in relation to the increase in net earned premium primarily due to the fact that the increase in net earned premium related mainly to renewal business of the Penn Union companies. New business production is the main driver of deferred acquisition costs. The amortization of deferred acquisition costs decreased $0.1 million from $0.6 million for the three months ended June 30, 1999 to $0.5 million for the three months ended June 30, 2000

         Commissions in the Special Markets Segment increased $0.5 million in the three months ended June 30, 2000 to $3.3 million, compared to $2.8 million in 1999. This increase is due largely to the acquisition of the Penn Union Companies. Premiums on products in this segment are generally renewal premiums as little new business is being written. Commissions on renewal business are at lower rates than new business. Commissions and expense allowances on reinsurance ceded increased $0.2 million in the three months ended June 30, 2000 to $3.0 million, compared to $2.8 million in 1999.

         Other operating costs and expenses increased $3.0 million in the three months ended June 30, 2000 to $4.6 million, compared to $1.6 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

         INSURANCE SERVICES AND CORPORATE

         The Non Insurance Businesses Segment consists of WorldNet, PFI, Inc ("PFI")(an internal servicing company acquired in July, 1999), the Parent Company, AIAG which was acquired in January, 2000 as well as a minority interest in Security Health.

         Fees and other income increased $0.9 million due to revenue generated at AIAG of $0.8 million. General expenses increased $2.2 million from $0.5 million in 1999 to $2.7 million in 1999. This increase is due to an increase in interest expense of $1.6 million related to a loan with Chase Manhattan to finance the purchase of the Penn Union Companies. In addition, the Parent Company incurred compensation expenses of approximately $0.2 million related to the issue of stock options and bonuses to employees and members of management related to the acquisition of the Penn Union Companies.

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


         Loan Agreements

         As of June 30, 2000 and December 31, 1999, the Company had an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points (currently 9.8%) with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The Company has not drawn down any of the revolving loan facility and pays a commitment fee of 50 basis points on the unutilized facility. For the six months ended June 30, 2000, the Company paid $3.4 million in interest. The Company paid $1.5 million in principal on July 31, 2000 and is due to repay an additional $1.9 million in principal during 2000.

         In connection with an agreement entered into 1996 whereby American Pioneer became a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the six months ended June 30, 2000 the Company paid $0.3 million in interest on these debentures to American Progressive, which was eliminated in consolidation.

         Acquisition of American Insurance Administration Group ("AIAG")

         In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers. For the six months ended June 30, 2000, AIAG, Inc. received administrative fees of $5.2 million of which $3.7 million related to Union Bankers and was eliminated in the consolidated financial statements of the Company.



          Insurance Subsidiaries

         The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. At June 30, 2000 and December 31, 1999 the statutory capital and surplus, including asset valuation reserves, of the U.S. Insurance Subsidiaries totaled $89.3 million and $89.2 million, respectively.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.2 million and $63.9 million as of June 30, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at June 30, 2000.

         Cash generated by the Insurance Subsidiaries will be made available to Universal, the ultimate parent, principally through periodic payments of principal and interest on surplus debentures. Currently, the surplus notes between Universal and American Exchange total $70 million and it is anticipated that it will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies which are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2000, $4.8 million of taxes have been paid to American Exchange pursuant to the tax-sharing agreement.

         Dividend payments by insurance companies are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of Pennsylvania Life's surplus as regards to policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. As part of its approval of the Penn Union Acquisition, the Pennsylvania Insurance Department approved a quasi reorganization of Pennsylvania Life's surplus in which its previously negative unassigned surplus was reset to zero. Thus, future earnings of the company would be available for dividends without prior approval, subject to the restrictions noted above. As of June 30, 2000, $5.4 million of dividends can be paid by the insurance subsidiaries of American Exchange.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At June 30, 2000 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $25.5 million. The insurance companies, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         At June 30, 2000, the Insurance Subsidiaries held cash and cash equivalents totaling $37.3 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $725.6 million. The fair values of these liquid holdings totaled more than $762.9 million.


INVESTMENTS

         The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of two investment advisors, Conning Asset Management and Asset Allocation and Management Company, to manage the Company's U.S. fixed maturity portfolio, and Elliot and Page, a Canadian investment advisor to manage the Canadian portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 1.9% and 1.1% of total fixed maturities as of June 30, 2000 and December 31, 1999, respectively). As of June 30, 2000 all of the Company's securities were current in the payment of principal and interest.

FEDERAL AND FOREIGN INCOME TAXATION OF THE COMPANY

         The provision for federal and foreign income taxes was $6.3 million during the first half of 2000 compared to $0.7 million for the same period in 1999. These provisions resulted in effective tax rates of 36.1% and 34.0%, respectively. The increase in the effective tax rate relates primarily to the acquisition of the Penn Union companies since certain business of the acquired companies is subject to income tax in Canada at a corporate tax rate of approximately 42%.

         At June 30, 2000 and December 31, 1999, the Company has established valuation allowances of $11.3 million and $11.3 million, respectively, with respect to net operating loss carryforwards. The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from the Company's recent reorganization and from the income generated by its administration companies WorldNet and AIAG. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at June 30, 2000, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $48.9 million and $88.9 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $47.7 million and $88.9 million, respectively.


         Foreign Currency Sensitivity

         Portions of Universal's operations are transacted utilizing the Canadian dollar as the functional currency. Approximately 13.9%, 19.9% and 32.1% of Universal's assets, revenues and operating income before taxes, as of and for the six months ended June 30, 2000 respectively, are derived from the Canadian operations. Accordingly, Universal's earnings and business equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for Universal's foreign operations are denominated in Canadian dollars, Universal is still subject to translation losses.

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

         At June 30, 2000, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease to the operating income before taxes of approximately $516 thousand and a decrease in equity of $5.5 million. Universal's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels or local prices.

                            PART II-OTHER INFORMATION

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

Date:  August 14, 2000