Form 10-Q
period 2000-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2000-11-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                            COMMISSION FILE #0-11321



                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


                       NEW YORK                         11-2580136
             ----------------------------    -------------------------------
                (State of Incorporation)        (I.R.S. Employer I.E. No.)


             Six International Drive, Suite 190, Rye Brook, NY 10573
             --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (914) 934-5200


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X               No
                               ------------            ---------

       The number of shares outstanding of the Registrant's Common Stock as of October 31, 2000 was 46,821,024.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS




                                                                                                                     Page No.


PART I - FINANCIAL INFORMATION


           Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                                        3

           Consolidated Statements of Operations for the nine months ended September 30, 2000                             4
           and September 30, 1999

           Consolidated Statements of Operations for the three months ended September 30, 2000                            5
           and September 30, 1999

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2000                             6
           and September 30, 1999

           Notes to Consolidated Financial Statements                                                                  7-16

           Management's Discussion and Analysis of Financial Condition and Results of Operations                      17-33


PART II - OTHER INFORMATION                                                                                              34

           Signature                                                                                                     34

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                               September 30, 2000          Dec. 31, 1999
                                                                                    ----------------------   ----------------------
Investments:                                                                             (unaudited)
  Fixed maturities available for sale, at fair value
    (amortized cost: 2000, $744,664; 1999, $734,466)                                            $ 734,242                $ 717,560
  Equity securities, at fair value (cost: 2000, $5,235; 1999, $5,120)                               4,937                    4,838
  Policy loans                                                                                     25,363                   25,640
  Other invested assets                                                                             2,094                    2,763
  Mortgage loans                                                                                    2,413                    2,743
                                                                                    ----------------------   ----------------------
    Total investments                                                                             769,049                  753,544

Cash and cash equivalents                                                                          38,385                   58,753
Accrued investment income                                                                          10,845                   11,506
Deferred policy acquisition costs                                                                  47,520                   34,943
Amounts due from reinsurers                                                                       214,007                  196,960
Due and unpaid premiums                                                                            62,954                    3,578
Deferred income tax asset                                                                          63,484                   70,968
Goodwill                                                                                            9,578                    4,201
Present value of future profits                                                                     6,631                    1,226
Other assets                                                                                       24,484                   17,742
                                                                                    ----------------------   ----------------------
    Total assets                                                                                1,187,439                1,153,421
                                                                                    ======================   ======================

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                                     229,962                  238,665
Reserves for future policy benefits                                                               577,033                  560,777
Policy and contract claims - life                                                                   6,760                    5,644
Policy and contract claims - health                                                                78,604                   72,261
Loan payable                                                                                       71,500                   70,000
Amounts due to reinsurers                                                                           2,261                       85
Restructuring accrual                                                                               5,358                    9,980
Negative goodwill                                                                                   2,001                    9,622
Other liabilities                                                                                  56,236                   52,422
                                                                                    ----------------------   ----------------------
    Total liabilities                                                                           1,069,715                1,019,456
                                                                                    ----------------------   ----------------------




STOCKHOLDERS' EQUITY
Common stock (Authorized, 80,000, issued and outstanding: 2000, 46,832,
  1999, 45,914)                                                                                       468                      459
Additional paid-in capital                                                                        128,329                  122,924
Accumulated other comprehensive income                                                             (5,242)                  (6,887)
Retained earnings                                                                                  34,169                   17,469
                                                                                    ----------------------   ----------------------
    Total stockholders' equity                                                                    157,724                  133,965
                                                                                    ----------------------   ----------------------
    Total liabilities and stockholders' equity                                                $ 1,187,439              $ 1,153,421
                                                                                    ======================   ======================

           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                     1999
                                                                                    -------------------    -----------------------
  Revenues:                                                                          (in thousands, per share amounts in dollars)
     Gross premium and policyholder fees earned                                         $   334,315                  $   147,737
     Reinsurance premiums assumed                                                             2,210                        1,524
     Reinsurance premiums ceded                                                            (170,277)                     (87,235)
                                                                                    -------------------    -----------------------
           Net premium and policyholder fees earned                                         166,248                       62,026

     Net investment income                                                                   42,693                       15,103
     Net realized gains/(losses) on investments                                                 144                           18
     Fee income                                                                               4,982                        1,604
                                                                                    -------------------    -----------------------
            Total revenues                                                                  214,067                       78,751
                                                                                    -------------------    -----------------------

  Benefits, claims and expenses:
     Increase in future policy benefits                                                       2,423                        1,192
     Claims and other benefits                                                              113,895                       40,115
     Interest credited to policyholders                                                       7,596                        5,846
     Increase in deferred acquisition costs                                                 (13,013)                      (2,592)
     Amortization of present value of future profits                                          2,305                          131
     Amortization of goodwill/negative goodwill                                                (254)                        (217)
     Commissions                                                                             60,041                       26,283
     Interest expense                                                                         5,262                        1,265
     Other operating costs and expenses                                                      58,427                       24,061
     Commission and expense allowances on reinsurance ceded                                 (48,531)                     (24,659)
                                                                                    -------------------    -----------------------
            Total benefits, claims and other deductions                                     188,151                       71,425
                                                                                    -------------------    -----------------------

  Operating income before taxes                                                              25,916                        7,326
  Federal and foreign income tax expense                                                      9,216                        2,681
                                                                                    -------------------    -----------------------
  Net income                                                                                 16,700                        4,645
  Redemption accrual on Series C and Series D Preferred Stock                                    --                          179
                                                                                    -------------------    -----------------------
  Net income applicable to common shareholders                                         $     16,700                     $  4,466
                                                                                    ===================    =======================

  Earnings per common share:

    Basic                                                                                $     0.36                     $   0.27
                                                                                    ===================    =======================

    Diluted                                                                              $     0.35                     $   0.22
                                                                                    ===================    =======================



            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                     1999
                                                                                    -------------------    -----------------------
  Revenues:                                                                          (in thousands, per share amounts in dollars)
     Gross premium and policyholder fees earned                                         $   113,126                   $   80,921
     Reinsurance premiums assumed                                                               812                          544
     Reinsurance premiums ceded                                                             (58,311)                     (41,186)
                                                                                    -------------------    -----------------------
           Net premium and policyholder fees earned                                          55,627                       40,279

     Net investment income                                                                   13,977                        9,433
     Net realized gains/(losses) on investments                                                  (5)                          33
     Fee income                                                                               1,870                          443
                                                                                    -------------------    -----------------------
            Total revenues                                                                   71,469                       50,188
                                                                                    -------------------    -----------------------

  Benefits, claims and expenses:
     Increase in future policy benefits                                                       1,193                          349
     Claims and other benefits                                                               38,759                       25,637
     Interest credited to policyholders                                                       2,505                        2,184
     Increase in deferred acquisition costs                                                  (4,986)                      (1,172)
     Amortization of present value of future profits                                            790                           44
     Amortization of goodwill/negative goodwill                                                  93                         (293)
     Commissions                                                                             19,685                       12,870
     Interest expense                                                                         1,861                        1,265
     Other operating costs and expenses                                                      19,623                       13,173
     Commission and expense allowances on reinsurance ceded                                 (16,320)                      (9,055)
                                                                                    -------------------    -----------------------
            Total benefits, claims and other deductions                                      63,203                       45,002
                                                                                    -------------------    -----------------------

  Operating income before taxes                                                               8,266                        5,186
  Federal and foreign income tax expense                                                      2,853                        1,953
                                                                                    -------------------    -----------------------
  Net income                                                                            $     5,413                  $     3,233
                                                                                    ===================    =======================

  Earnings per common share:

    Basic                                                                               $      0.12                  $      0.10
                                                                                    ===================    =======================
    Diluted                                                                             $      0.12                  $      0.09
                                                                                    ===================    =======================



            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                     1999
                                                                                     ------------------     ---------------------
                                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                                $     16,700            $     4,645
Adjustments to reconcile net income to net cash used by operating activities:
  Deferred income taxes                                                                          6,778                  1,059
  Change in reserves for future policy benefits                                                  5,086                  4,424
  Change in policy and contract claims                                                           7,459                    679
  Change in deferred policy acquisition costs                                                  (12,558)                (2,592)
  Change in deferred revenue                                                                       (24)                   (40)
  Amortization of present value of future profits                                                2,305                    131
  Amortization of goodwill/negative goodwill                                                      (254)                  (216)
  Change in policy loans                                                                           277                    147
  Change in accrued investment income                                                              667                    574
  Change in reinsurance balances                                                               (12,505)                (4,360)
  Change in due and unpaid premium                                                                (408)                  (477)
  Realized (gains)/losses on investments                                                          (144)                   (18)
  Change in income taxes payable                                                                   653                  8,517
  Other, net                                                                                    (5,417)                (7,143)
                                                                                     ------------------     ---------------------
Net cash provided by operating activities                                                        8,615                  5,330
                                                                                     ------------------     ---------------------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                                     65,342                 12,270
  Proceeds from redemption of fixed maturities available for sale                                9,447                 14,675
  Cost of fixed maturities purchased available for sale                                        (88,688)               (72,385)
  Change in amounts held in trust by reinsurer                                                  (1,140)                  (910)
  Proceeds from sale of equity securities                                                          138                    374
  Cost of equity securities purchased                                                             (408)                  (144)
  Change in other invested assets                                                                  999                  2,588
  Change in amounts due to/(from) broker                                                           (30)                 7,604
  Purchase of business, net of cash held                                                        (6,365)                (5,348)
                                                                                     ------------------     ---------------------
Net cash used in investing activities                                                          (20,705)               (41,276)
                                                                                     ------------------     ---------------------

Cash flows from financing activities:
  Prepaid acquisition costs
  Net proceeds from issuance of common stock                                                       157                 89,600
  Net proceeds from issuance of Series D Preferred Stock                                             0                  1,750
  Increase (decrease) in policyholder account balances                                          (8,703)                 1,877
  Change in reinsurance balances related to policyholder account balances                       (1,226)                (1,063)
  Increase in loan payable                                                                       1,500                 70,000
  Principal payment on notes payable                                                                 0                 (4,750)
                                                                                     ------------------     ---------------------
Net cash provided by/(used in) financing activities                                             (8,272)               157,414
                                                                                     ------------------     ---------------------

Net increase (decrease) in cash and cash equivalents                                           (20,362)               121,468

Cash and cash equivalents at beginning of period                                                58,753                 17,093
                                                                                     ------------------     ---------------------
Cash and cash equivalents at end of period                                                  $   38,385              $ 138,561
                                                                                     ==================     =====================

Supplemental cash flow information:
  Cash paid during the period for interest                                                  $    5,262              $   1,265
                                                                                     ==================     =====================
  Cash paid during the period for income taxes                                              $      125              $      25
                                                                                     ==================     =====================

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

           The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

           The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange") and WorldNet Services Corp. ("WorldNet"). On July 30, 1999, Universal acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the "Penn Union Companies"): Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"). On January 6, 2000, Universal acquired American Insurance Administration Group ("AIAG"). On August 31, 2000, Universal acquired Capitated Healthcare Services, Inc. ("CHCS").

           Universal is a life and accident and health insurance holding company whose principal insurance subsidiaries noted above traditionally, through a general agency system, marketed and underwrote products aimed at the senior market, including Medicare supplement, long-term care, home health care, life insurance and annuities. With the acquisition of the Penn Union Companies, the Company has expanded its issuance of fixed benefit accident and health insurance products. The acquisition expanded the Company's general agency system and generated a new distribution system consisting of career agents. The career agent distribution system operates through a network of regional managers that operate branch offices throughout the United States and Canada. These career agents focus only on sales for Pennsylvania Life and PennCorp Canada. Universal, through its acquisitions of AIAG and CHCS in 2000, has expanded its insurance services segment to include independent third party administrative service contracts.

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

           The acquisition of the Penn Union Companies was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal's consolidated financial statements. In addition to the purchase price, the Company incurred costs totaling $18.3 million including a restructuring accrual of $10.4 million and $3.8 million in stock compensation expense related to shares purchased by agents and certain members of management at prices discounted from the market. At the time of closing, the fair value of net assets of the acquired companies amounted to $151.7 million resulting in a negative goodwill amount of $2.9 million, which will be amortized on a straight line basis over a ten year period. During the third quarter of 2000, the Company finalized its purchase accounting adjustments for the PennUnion acquisition. The final adjustments related primarily to certain policy reserves and contingencies with regard to the true-up of the purchase price settlement with the seller. As a result of these adjustments, the business equity acquired and corresponding negative goodwill was reduced by $7.1 million from the amount reported as of December 31, 1999.

           The consolidated pro forma results of operations for the nine months ended September 30, 1999, as if the companies described above had been purchased on January 1, 1999, are as follows:

                                                                           Nine Months Ended September
                                                                                    30, 1999
                                                                          -----------------------------
                                                                                 (In thousands)
       Total revenue                                                                $205,420
       Operating income before taxes                                                $ 23,539
       Net income                                                                   $ 13,585

       Earnings per common share:
           Basic                                                                     $  0.34
           Diluted                                                                   $  0.30


           In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired with the Penn Union Companies into its locations in Toronto, Canada, Pensacola, Florida, and Orlando, Florida in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formulated at the date of acquisition. Accordingly, the Company recorded a $10.4 million restructuring liability in its accounting for the Penn Union acquisition.

           This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs and during the nine months ended September 30, 2000, the Company paid $5.1 million in restructuring charges. The Company expects the consolidation to be completed in early 2001.


           Acquisition of American Insurance Administration Group ("AIAG")

           In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers and Constitution. Total revenue for the nine months ended September 30, 2000 totaled $7.6 million of which $5.6 million related to Union Bankers and Constitution and was eliminated in the accompanying consolidated financial statements.


           Acquisition of CHCS, Inc. ("CHCS")

           In August 2000, Universal acquired all of the outstanding shares of CHCS, a privately held third party administrator located in Weston, Florida, for $3.3 million in cash, 64,820 shares on Universal common stock and future cash payments totaling $1.0 million over 18 months. CHCS is the third party administrator of long term care and home health care insurance products for over 21 unaffiliated insurance companies. For the two months ended September 30, 2000, CHCS received administrative fees of $870 thousand on contracts with expected annual fees of $5.2 million.

3.         COMPREHENSIVE INCOME

           The components of comprehensive income, net of related tax, for the nine-month periods ended September 30, 2000 and 1999 are as follows:

                                                                                FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                           2000                     1999
                                                                    -------------------      -------------------
                                                                                  (In thousands)
           Net income                                                          $16,700             $4,646
                                                                    -------------------      -------------------
           Other comprehensive income:
              Unrealized gain/(loss) on securities                               3,943            (2,428)
              Foreign currency translation adjustment                          (2,298)             1,054
                                                                    -------------------      -------------------
           Other comprehensive income/(loss)                                     1,645            (1,374)
                                                                    -------------------      -------------------
           Comprehensive income/(loss)                                        $ 18,345             $3,272
                                                                    ===================      ===================

           The components of comprehensive income, net of related tax, for the three-month periods ended September 30, 2000 and 1999 are as follows:

                                                                               FOR THE THREE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                           2000                     1999
                                                                    -------------------      -------------------
                                                                                  (In thousands)
           Net income                                                         $5,413               $3,233
                                                                    -------------------      -------------------
           Other comprehensive income:
              Unrealized gain/(loss) on securities                               4,365               (413)
              Foreign currency translation adjustment                          (1,004)              1,054
                                                                    -------------------      -------------------
           Other comprehensive income/(loss)                                     3,361                641
                                                                    -------------------      -------------------
           Comprehensive income/(loss)                                        $8,774               $3,874
                                                                    ===================      ===================


4.         EARNINGS PER SHARE

           Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                  ---------------------------------------------------------------
                                                                       Income                  Shares               Per Share
                                                                     (Numerator)            (Denominator)             Amount
                                                                  ------------------     --------------------     ---------------
                                                                           (In thousands, per share amounts in dollars)

Basic EPS
Net income applicable to common shareholders                             $ 16,700               $ 46,739                  $ 0.36

Effect of Dilutive Securities
Incentive stock options                                                                            1,044
Director stock options                                                                               112
Agents and others stock options                                                                      642
Treasury stock assumed from proceeds of
  options and warrants                                                                            (1,407)
                                                                  ------------------     --------------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                                  $ 16,700               $ 47,130                  $ 0.35
                                                                  ==================     ====================     ===============


                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                  ---------------------------------------------------------------
                                                                       Income                  Shares               Per Share
                                                                     (Numerator)            (Denominator)             Amount
                                                                  ------------------     --------------------     ---------------
                                                                           (In thousands, per share amounts in dollars)
Net income                                                                 $4,645
Less: Redemption accrual on Series C Preferred
  Stock                                                                      (179)
                                                                  ------------------

Basic EPS
Net income applicable to common shareholders                                4,466                   16,581                $ 0.27
                                                                                                                  ===============

Effect of Dilutive Securities
Series B Preferred Stock                                                                             1,383
Series C Preferred Stock                                                      180                      725
Series D Preferred Stock                                                                               992
Non-registered warrants                                                                              2,016
Registered warrants                                                                                    641
Incentive stock options                                                                              1,408
Director stock options                                                                                  51
Agents and others stock options                                                                        263
Treasury stock assumed from proceeds of
  options and warrants                                                                              (2,419)
                                                                  ------------------     --------------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                                    $4,646                   21,641                $ 0.22
                                                                  ==================     ====================     ===============

           A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended September 30, 2000 and 1999 is as follows:

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                    ---------------------------------------------------------------
                                                                         Income                  Shares               Per Share
                                                                       (Numerator)            (Denominator)             Amount
                                                                    ------------------     --------------------     ---------------
                                                                             (In thousands, per share amounts in dollars)

Basic EPS
Net income applicable to common shareholders                                $ 5,413               $ 46,793                  $ 0.12

Effect of Dilutive Securities
Incentive stock options                                                                              1,208
Director stock options                                                                                 124
Agents and others stock options                                                                        804
Treasury stock assumed from proceeds of
  options and warrants                                                                              (1,766)
                                                                    ------------------     --------------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                                     $ 5,413               $ 47,163                  $ 0.12
                                                                    ==================     ====================     ===============


                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                    ---------------------------------------------------------------
                                                                         Income                  Shares               Per Share
                                                                       (Numerator)            (Denominator)             Amount
                                                                    ------------------     --------------------     ---------------
                                                                             (In thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders                                $ 3,233                   32,066                $ 0.10
                                                                                                                    ===============

Effect of Dilutive Securities
Series B Preferred Stock                                                                                 593
Series C Preferred Stock                                                                                   -
Series D Preferred Stock                                                                                 463
Non-registered warrants                                                                                2,016
Registered warrants                                                                                      621
Incentive stock options                                                                                2,639
Director stock options                                                                                    51
Agents and others stock options                                                                          263
Treasury stock assumed from proceeds of
  options and warrants                                                                                (2,701)
                                                                    ------------------     --------------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                                     $ 3,233                   36,011                $ 0.09
                                                                    ==================     ====================     ===============


5.         INVESTMENTS

           As of September 30, 2000 and December 31, 1999, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.



                                                                              SEPTEMBER 30, 2000
                                              -----------------------------------------------------------------------------------
                                                                             Gross               Gross
                                                   Amortized              Unrealized           Unrealized            Fair
Classification                                         Cost                  Gains               Losses              Value
----------------------------------------      -----------------------  ------------------  ------------------- ------------------
(In thousands)
US Treasury securities
  and obligations of
  US government                                       $ 35,472             $    169              $    143          $ 35,498
Corporate debt securities                              447,399                2,155                 7,877           441,677
Mortgage-backed securities                             261,793                  814                 5,540           257,067
                                                      --------             --------              --------          --------
                                                      $744,664             $  3,138              $ 13,560          $734,242
                                                      ========             ========              ========          ========


                                                                              DECEMBER 31, 1999
                                              -----------------------------------------------------------------------------------
                                                                             Gross               Gross
                                                    Amortized             Unrealized           Unrealized            Fair
Classification                                         Cost                  Gains               Losses              Value
----------------------------------------      -----------------------  ------------------  ------------------- ------------------
(In thousands)
US Treasury securities
  and obligations of
  US government                                           $   63,968             $    10           $    (587)           $ 63,391
Corporate debt securities                                    446,630                 420             (10,693)            436,357
Mortgage-backed securities                                   223,868                 190              (6,246)            217,812
                                              -----------------------  ------------------  ------------------- ------------------
                                                          $  734,466             $   620           $ (17,526)           $717,560
                                              =======================  ==================  =================== ==================

           The amortized cost and fair value of fixed maturities at September 30, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     AMORTIZED                    FAIR
                                                                        COST                     VALUE
                                                                ---------------------     ---------------------
                                                                                (In thousands)
           Due in 1 year or less                                        $  27,601                 $  27,442
           Due after 1 year through 5 years                               160,139                   159,398
           Due after 5 years through 10 years                             215,788                   211,712
           Due after 10 years                                              76,844                    76,150
           Mortgage-backed securities                                     264,292                   259,540
                                                                ---------------------     ---------------------
                                                                        $ 744,664                 $ 734,242
                                                                =====================     =====================

6.         STOCKHOLDERS' EQUITY

           Common Stock

           The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 2000 and December 31, 1999 were 46,831,543 and

45,914,327, respectively. Changes in the number of shares of common stock outstanding were as follows:



           Balance at December 31, 1999                                                          45,914,327
           Stock issued for purchase of AIAG                                                        809,860
           Stock issued for purchase of CHCS                                                         64,820
           Stock options exercised                                                                    8,000
           Stock purchases pursuant to Agents' Stock Purchase Plan                                   11,750
           Stock issued under employee/agent benefit plans                                           22,786
                                                                                           -----------------
           Balance at September 30, 2000                                                         46,831,543
                                                                                           =================


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


8.         STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

           American Progressive, American Pioneer, American Exchange, Constitution Life, Marquette, Peninsular Life, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At September 30, 2000 and December 31, 1999 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $89.9 and $89.2 million, respectively.

           Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 1999 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

           PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.3 and $63.9 million as of September 30, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at

September 30, 2000 and December 31, 1999.


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

           Under the new segment structure, the Company considers itself to have four distinct business segments: Career Agents, Senior Market Brokerage, Special Markets and Insurance Services and Corporate Segment. Products distributed through the Career Sales segment are sold through a network of regional managers who operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. Total revenue and operating income before taxes generated by Canadian operations through PennCorp Canada and Pennsylvania Life's Canadian branch totaled $42.8 million and $9.2 million, respectively, for the nine month period ended September 30, 2000. The career agents began to offer Universal's senior market products discussed below in 2000. Business in the Senior Market Brokerage Segment is sold through a traditional general agency system which focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home and hospital indemnity products. Agents in this segment do not sell exclusively for the Company. The Special Markets segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or Senior Market brokerage agency distribution channels as well as some specialty life insurance and accident and health products. The information previously reported under "Life Insurance Segment" and "Other Accident and Health Insurance Segment" has been combined under the Special Markets Segment. The Insurance Services and Corporate Segment consists mainly of the Parent Company, WorldNet, AIAG and CHCS operations. Prior year segment information has been restated to conform with the current segment structure.

           Financial data by segment as of and for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                                September 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                  (In thousands)
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned           $  99,844            31,810           34,595              (1)          166,248
Net investment income                                  23,631             1,120           17,800             142            42,693
Realized gains                                              -               136                8               -               144
Fee and other income                                      417                 -              259           4,306             4,982
                                               ----------------  ----------------  -------------- ----------------- ----------------
                                                      123,892            33,066           52,662           4,447           214,067
                                               ----------------  ----------------  -------------- ----------------- ----------------

Policyholder benefits                                  64,285            24,329           35,300               -           123,914
Increase in deferred acquisition costs                 (9,789)           (2,947)            (277)              -           (13,013)
Commissions and general expenses                       47,529             7,214           13,933           8,574            77,250
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions        102,025            28,596           48,956           8,574           188,151
                                               ----------------  ----------------  -------------- ----------------- ----------------

Operating income before taxes                          21,867             4,470            3,706          (4,127)           25,916
                                               ================  ================  ============== =================  ===============

ASSETS
Cash and investments                                  451,064            20,828          329,221           6,321           807,434
Deferred policy acquisition costs                      12,614            14,519           20,387               -            47,520

Accrued investment income                               5,699               215            4,931               -            10,845
Goodwill                                                    -             3,568              517           5,493             9,578
Present value of future profits                             -               727              321           5,583             6,631
Due and unpaid premiums                                 2,866               292              828               -             3,986
Reinsurance recoverable                                 5,325           125,513           83,169               -           214,007
Deferred income tax asset                                   -                 -                -          63,484            63,484
Other assets                                            4,616             2,569            4,204          13,095            24,484

                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total assets                                    $  482,184         $ 168,231        $ 443,578       $  93,976       $ 1,187,969
                                               ================  ================  ============== ================= ================

                                                                                September 30, 1999
                                               -------------------------------------------------------------------------------------
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned              21,664            21,383           18,980               -            62,027
Net investment income                                   4,565               546           10,022             (30)           15,103
Realized gains                                             18                 -               29             (30)               17
Fee and other income                                      (59)                -              (93)          1,756             1,604
                                               ----------------  ----------------  -------------- ----------------- ----------------
                                                       26,188            21,929           28,938           1,696            78,751

Policyholder benefits                                  12,594            15,939           18,620               -            47,153
Increase in deferred acquisition costs                   (406)           (2,454)             268               -            (2,592)
Commissions and general expenses                       10,180             6,471            6,885           3,328            26,864
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions         22,368            19,956           25,773           3,328            71,425

Operating income before taxes                           3,820             1,973            3,165          (1,632)            7,326
                                               ================  ================  ============== ================= ================

ASSETS
Cash and investments                                  443,681             9,871          357,920           7,897           819,369
Deferred policy acquisition costs                         407             9,693           20,243               -            30,343
Accrued investment income                               4,447               223            5,926               -            10,596
Goodwill                                                    -             3,703              536               -             4,239
Present value of future profits                             -               963              476               -             1,439
Due and unpaid premiums                                 3,544               436            1,106               -             5,086
Reinsurance recoverable                                 4,890            35,922          153,115               -           193,927
Deferred income tax asset                                   -                 -                -          63,092            63,092
Other assets                                           11,776                 -            2,586           6,878            21,240
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total assets                                     $ 468,745          $ 60,811        $ 541,908        $ 77,867       $ 1,149,331
                                               ================  ================  ============== ================= ================

           Financial data by segment for the three months ended September 30, 2000 and 1999 is as follows:

                                                                                September 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                  (In thousands)
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned              33,660            11,058           10,910              (1)           55,627
Net investment income                                   7,928               567            5,434              48            13,977
Realized gains                                            (80)              132              (57)              -                (5)
Fee and other income                                      144                 -               32           1,694             1,870
                                               ----------------  ----------------  -------------- ----------------- ----------------
                                                       41,652            11,757           16,319           1,741            71,469

Policyholder benefits                                  22,696             8,155           11,606               -            42,457
Increase in deferred acquisition costs                 (3,565)           (1,320)            (101)              -            (4,986)
Commissions and general expenses                       15,693             2,689            3,673           3,677            25,732
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions         34,824             9,524           15,178           3,677            63,203

Operating income before taxes                           6,828             2,233            1,141          (1,936)            8,266
                                               ================  ================  ============== ================= ================

                                                                                September 30, 1999
                                               -------------------------------------------------------------------------------------
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned              21,665             7,969           10,645               -            40,279
Net investment income                                   4,565               147            4,785             (64)            9,433
Realized gains                                             18                 2               43             (30)               33
Fee and other income                                      (59)                -             (116)            618               443
                                               ----------------  ----------------  -------------- ----------------- ----------------
                                                       26,189             8,118           15,357             524            50,188

Policyholder benefits                                  12,595             5,976            9,599               -            28,170
Increase in deferred acquisition costs                   (406)             (824)              58               -            (1,172)
Commissions and general expenses                       10,180             2,068            3,161           2,595            18,004
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions         22,369             7,220           12,818           2,595            45,002

Operating income before taxes                           3,820               898            2,539          (2,071)            5,186
                                               ================  ================  ============== ================= ================

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

           The Company owns nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution Life"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular Life"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company ("PennCorp Canada") and Union Bankers Insurance Company ("Union Bankers"). Six of these companies, Pennsylvania Life, PennCorp Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999. In addition to the Insurance Subsidiaries, Universal owns three third party administrators:
American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 6, 2000, Capitated Health Care Services, Inc., ("CHCS"), which was purchased August 31, 2000 and WorldNet Services Corp. ("WorldNet") that process the Company's brokerage senior market policies, as well as business for unaffiliated insurance companies.

           In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired on July 30, 1999 into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formulated at the date of acquisition. Accordingly, the Company recorded a $10.4 million restructuring liability in its accounting for the acquisition.

           This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). The liability consisted of employee separation costs ($3.2 million), employee relocation costs ($2.6 million), and other relocation and exit costs. During the nine months ended September 30, 2000, the Company paid $5.1 million in restructuring charges.

           Subsequent to the acquisition of the Penn Union Companies, the Company redefined its operating segments with primary emphasis on its distribution channels. Currently, the Company manages its business through four operating segments, Senior Market Brokerage, Career Sales, Special Markets and Insurance Services and Corporate.

SENIOR MARKET BROKERAGE - This distribution channel consists of a general agency system and insurance brokerage system that focus on the sale of products in the senior market segment, including Medicare Supplement, Medicare Select and Long-term Care.

CAREER SALES SYSTEM - The Career Sales segment is comprised of a career agency field force, which distributes fixed benefit accident and sickness, life insurance and supplemental senior health insurance in the United States and Canada. The Career Agents are under exclusive contract with Pennsylvania Life and PennCorp Canada.

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

           The new Senior Market Brokerage Segment includes substantially all of the former Senior Market Accident and Health Insurance Segment business.

           The Career Sales segment includes only business which is new to the Company as a result of the acquisition of Pennsylvania Life and PennCorp Canada.

           The Special Markets segment includes a combination of existing Universal business from the Other Accident and Health and Life Insurance segments, as well as new business resulting from the acquisition of the Peninsular, Marquette, Union Bankers and Constitution.

           The Insurance Services and Corporate Segment includes all businesses previously included in the Non-insurance Business Segment. Results of operations for the nine months ended September 30, 2000 include the results of AIAG and CHCS (from their respective dates of purchase).

RESULTS OF OPERATIONS

           Nine Months Ended September, 2000 and 1999

           Consolidated net income after federal income taxes increased by $12.2 million to $16.7 million ($0.35 per diluted share) in 2000, compared to $4.5 million ($0.22) in 1999. Operating income before income tax increased by $18.6 million to $25.9 million in 2000 compared to $7.3 million in 1999.

           The Senior Market Brokerage segment operating results increased by $2.5 million in addition to the $18.0 million increase by the Career Sales segment. The Special Markets segment improved its results by $0.5 million. These increases are offset by a reduction of $2.5 million in the results from the Insurance service and Corporate segment. Discussion of the details by segment follows.

           SENIOR MARKET BROKERAGE SEGMENT

           The Senior Market Brokerage Segment focuses on the sale of senior market products through a network of independent agents. The results of operations for the nine months ended September 30, 2000 and 1999 include the results of the sales of products such as Medicare Supplement, Medicare Select and Long Term Care products through this distribution channel.

           REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $11.2 million to approximately $33.1 million for the nine months ended September 30, 2000, compared to total revenues of approximately $21.9 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the nine months ended September 30, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $176.3 million, a $82.6 million increase over the $93.7 million amount in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                               PREMIUM INCREASE/                  2000 TOTAL
DESCRIPTION                                                        (DECREASE)                   PREMIUM EARNED
-----------------------------------------------------      ---------------------------     -------------------------
                                                                 (in millions)                  (in millions)
Medicare Supplement/Select                                                    $  30.8                        $ 67.0
Freedom Care                                                                      2.3                           6.5
Hospital Indemnity, Home Health Care and Nursing
Home                                                                              1.0                           5.0
First National business acquired                                                (2.1)                          31.3
Union Bankers Medicare Supplement                                                37.8                          50.2
Constitution Medicare Supplement                                                 12.8                          15.4
Other                                                                               0                           0.9
                                                           ---------------------------     -------------------------
Totals                                                                        $  82.6                      $  176.4
                                                           ===========================     =========================

           The Medicare Supplement insurance issued by Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 2000 for the Senior Market Brokerage Segment amounted to $147.3 million, a $77.1 million increase from the 1999 amount of $70.2 million. Details of the changes in reinsurance premiums ceded are as follows:

                                                                        CEDED PREMIUM                       2000 TOTAL
DESCRIPTION                                                         INCREASE/ (DECREASE)                  PREMIUM CEDED
-----------------------------------------------------            ----------------------------         -----------------------
                                                                        (in millions)                     (in millions)
Business acquired:
      First National                                                                    $2.4                           $28.1
      Dallas General                                                                   (1.0)                             5.2
Medicare Supplement                                                                     23.5                            43.3
Union Bankers Medicare Supplement                                                       37.8                            50.2
Constitution Medicare Supplement                                                        12.8                            15.4
Freedom Care                                                                             1.1                             2.4
Hospital Indemnity, Home Health Care and Nursing                                         0.5
Home                                                                                                                     2.3
Other lines                                                                              0.0                             0.4
                                                                 ----------------------------         -----------------------
Totals                                                                                 $77.1                          $147.3
                                                                 ============================         =======================

           Investment related revenue

           Net investment income of the Senior Market Brokerage Segment increased $0.6 million to $1.1 million for the nine months ended September 30, 2000, compared to 1999. Realized gains on investments increased slightly from the prior year.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $8.6 million to $28.6 million for the nine months ended September 30, 2000, compared to $20.0 million for the nine months ended September 30, 1999.

           Claims and other benefits increased $8.4 million to $23.1 million for the nine months ended September 30, 2000 compared to $13.4 million in the prior year. The change in reserves for the nine months ended September 30, 2000 amounted to an increase of $1.2 million compared to an increase of $2.5 million in 1999 generating a variance of $1.4 million. These increases in claims and change in reserves are primarily the result of the $5.5 million increase in net premiums earned for the nine months ended September 30, 2000 discussed above.

           The change in deferred acquisition costs for the nine months ended September 30, 2000 reflected net capitalization of $2.9 million for the nine months ended September 30, 2000 compared to $2.5 million in the prior year.

           Commissions in the Senior Market Brokerage Segment increased $1.8 million in the nine months ended September 30, 2000 to $28.1 million, compared to $26.3 million in 1999. This increase is the direct result of the $94.3 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $16.1 million in the nine months ended September 30, 2000 to $40.8 million, compared to $24.7 million in 1999. This increase is the direct result of the $89.2 million increase in reinsurance premium ceded discussed above.

           Other operating costs and expenses increased $16.3 million in the nine months ended September 30, 2000 to $19.9 million, compared to $2.7 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.

           CAREER SALES SEGMENT

           The Career Sales Segment was acquired in the Penn Union Acquisition and comprises the operations of Pennsylvania Life Insurance Company ("Pennsylvania Life") and PennCorp Life Insurance Company of Canada ("PennCorp Canada"). The Career Agents market life and health insurance products focusing primarily on fixed benefit accident and sickness products. Penn Corp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania Life U.S.") and Canada. The results for 1999 reflect only the activity from the date of purchase

           REVENUES. Total net revenues for the Career Sales segment amounted to $123.9 million, an increase of $97.7 over the same period of the prior year, of which $81.1 million was generated by Pennsylvania Life U.S. and $42.8 million was generated by the Canadian operations. Gross premium totaled $102.7 million, $64.0 million derived from Pennsylvania Life U.S. and $38.7 million derived from the Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the nine months ended September 30, 2000 were $0.6 million at the Canadian operations and $2.2 million at Pennsylvania Life U.S. Investment income of $23.6 million consists mostly of interest on bonds held by the Company.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Sales Segment totaled $102.0 million for the nine months ended September 30, 2000, compared to $22.4 million for the prior year.

           Claims and other benefits amounted to $64.2 million for the nine months ended September 30, 2000. Of this amount, $43.5 million related to claims incurred at Pennsylvania Life U.S. and $20.0 million related to the Canadian operations. The change in reserves for the nine months ended September 30, 2000 amounted to $9.1 million.

           Deferred acquisition costs increased $9.8 million for the nine months ended September 30, 2000 compared to an increase of $0.4 in the prior year. Acquisition costs capitalized at Pennsylvania Life U.S. totaled $6.5 million net of amortization. Canadian costs capitalized, net of amortization amounted to $3.1 million.

           Commissions in the Career Sales Segment for the nine months ended September 30, 2000 amounted to $23.1 million, of which $16.7 million related to Pennsylvania Life U.S. Commissions and expense allowances on reinsurance ceded totaled $0.5 million in the nine months ended September 30, 2000. Other operating costs and expenses totaled $24.9 million for the nine months ended September 30, 2000.

           SPECIAL MARKETS SEGMENT

           The Special Markets Segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or brokerage agency distribution systems as well as some specialty life and accidental insurance products. The results of operations for the nine months ended September 30, 2000 and 1999 include the results of the sales of such products.

           REVENUES. Total revenues for the Special Markets Segment increased approximately $23.8 million to approximately $52.7 million for the nine months ended September 30, 2000, compared to total revenues of approximately $28.9 million in the prior year.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the nine months ended September 30, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $56.3 million, a $25.2 million increase over the $31.1 million amount in 1999. The gross earned premiums on the Company's special market products increased as follows:







                                                                                                  2000 TOTAL
DESCRIPTION                                                     PREMIUM INCREASE                PREMIUM EARNED
-----------------------------------------------------      ---------------------------     -------------------------
Acquired Businesses:                                             (in millions)                  (in millions)
   Constitution                                                               $   1.8                       $   1.8
   Union Bankers                                                                 19.5                          19.5
International Medical                                                             0.3                           4.3
Major Medical                                                                     0.2                           9.8
Life and annuity products                                                         0.0                          11.3
Other Health Products                                                             3.4                           9.6
                                                           ---------------------------     -------------------------
Totals                                                                        $  25.2                       $  56.3
                                                           ===========================     =========================

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 2000 for the Special Markets Segment amounted to $19.0 million, a $3.2 million increase from the 1999 amount of $18.7 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                  CEDED PREMIUM                     2000 TOTAL
DESCRIPTION                                                    INCREASE /(DECREASE)               PREMIUM CEDED
-----------------------------------------------------      -----------------------------     -------------------------
                                                                  (in millions)                   (in millions)
Business acquired
      Constitution                                                              $0.7                          $0.7
      Union Bankers                                                              0.3                           0.4
Life and annuity products                                                       (0.4)                          5.2
Major Medical                                                                   (0.1)                          6.1
International Medical                                                            0.5                           4.2
Other lines                                                                     (0.7)                          5.3
                                                           -----------------------------     --------------------------
                                                           -----------------------------     -------------------------
Totals                                                                          $ 0.3                       $ 21.9
                                                           =============================     =========================

           Investment related revenue

           Net investment income of the Special Markets Segment increased $7.8 million to $17.8 million for the nine months ended September 30, 2000, compared to $10.0 million in 1999. This increase is attributable to the increase in invested assets in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $23.2 million to $49.0 million for the nine months ended September 30, 2000, compared to $25.8 million for the nine months ended September 30, 1999.

           Claims and other benefits increased $24.3 million to $37.6 million for the nine months ended September 30, 2000 compared to $13.3 million in 1999. $28.3 million of this increase is attributable to the Penn Union Transaction. The change in reserves for the nine months ended September 30, 2000 amounted to an increase of $9.2 million compared to a decrease of $0.5 million in 1999 generating a variance of $9.7 million. The change in reserves for Penn Union Companies for the nine months ended September 30, 2000 amounted to a decrease of $8.3 million. Interest credited to policyholders increased $1.8 million from $5.8 million in 1999 to $7.6 million in 2000. Approximately $2.5 million of the increase relates to the acquired companies which is offset by a slight decrease in the core businesses.

           The change in deferred acquisition costs increased by $0.5 million for the nine months ended September 30, 2000 compared to the same period in 1999. The amount of acquisition costs capitalized increased $0.2 million from $1.2 million for the nine months ended September 30, 1999 to $1.3 million for the nine months ended September 30, 2000. The deferred acquisition costs decreased in relation to the increase in net earned premium primarily due to the fact that the increase in net earned premium related mainly to renewal business of the Penn Union companies. New business production is the main driver of deferred acquisition costs. The amortization of deferred acquisition costs decreased $0.2 million from $1.3 million for the nine months ended September 30, 1999 to $1.2 million for the nine months ended September 30, 2000.

           Commissions in the Special Markets Segment increased $0.6 million in the nine months ended September 30, 2000 to $8.6 million, compared to $8.0 million in 1999. This increase is due largely to the acquisition of the Penn Union Companies which increase of $0.5 million was offset by a decrease of $0.1 million in some of the life products no longer marketed. Premiums on products in this segment are generally renewal premiums as little new business is being written. Commissions on renewal business are at lower rates than new business. Commissions and expense allowances on reinsurance ceded was $8.6 million for the nine months ended September 30, 2000 compared to $6.8 million for the nine months ended September 30, 1999, an increase of $1.8 million.

           Other operating costs and expenses decreased $0.6 million in the nine months ended September 30, 2000 to $5.7 million, compared to $6.3 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

           INSURANCE SERVICES AND CORPORATE

           The Insurance Services and Corporate Segment consists of WorldNet, PFI, Inc ("PFI")(an internal servicing company acquired in July, 1999), the Parent Company, AIAG which was acquired in January, 2000, CHCS which was acquired in August 2000, as well as a minority interest in Security Health.

           Fees and other income increased $2.6 million due to revenue generated at AIAG. General expenses increased $5.2 million from $3.3 million in 1999 to $8.6 million in 2000. This increase is due to an increase in interest expense of $4.1 million related to a loan with Chase Manhattan to finance the purchase of the Penn Union Companies. In addition, the Parent Company incurred compensation expenses of approximately $0.6 million related to the issue of stock options and bonuses to employees and agents.

RESULTS OF OPERATIONS

           Three Months Ended September 30, 2000 and 1999

           Consolidated net income after federal income taxes increased by $2.2 million to $5.4 million ($0.12 per diluted share) in 2000, compared to $3.2 million ($0.10) in 1999. Operating income before income tax increased by $3.1 million to $8.3 million in 2000 compared to $5.2 million in 1999.

           The Senior Market Brokerage segment more than doubled its operating results, increasing by $1.3 million to $2.2 million in 2000. The Career Sales segment increased its results by $3.0 million to $6.8 million in 2000. These increases are offset by a reduction of $1.4 million in the Special Markets segment. Results for the Non-insurance segment were consistent with the prior year. Discussion of the details by segment follows.

           SENIOR MARKET BROKERAGE SEGMENT

           The Senior Market Brokerage Segment focuses on the sale of senior market products through a network of independent agents. The results of operations for the three months ended September 30, 2000 and 1999 include the results of the sales of products such as Medicare Supplement, Medicare Select and Long Term Care products through this distribution channel.

           REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $3.7 million to approximately $11.8 million for the three months ended September 30, 2000, compared to total revenues of approximately $8.1 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the three months ended September 30, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $59.9 million, a $31.5 million increase over the $28.4 million amount in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                               PREMIUM INCREASE/                  2000 TOTAL
DESCRIPTION                                                        (DECREASE)                   PREMIUM EARNED
-----------------------------------------------------      ---------------------------     -------------------------
                                                                 (in millions)                  (in millions)
Medicare Supplement/Select                                                    $  11.0                       $  24.8
Freedom Care                                                                      0.8                           2.2
Hospital Indemnity, Home Health Care and Nursing
Home                                                                             10.0                           2.0
First National business acquired                                                (3.2)                           8.6
Union Bankers Medicare Supplement                                                16.2                          16.2
Constitution Medicare Supplement                                                  5.7                           5.7
Other                                                                           (0.0)                            .4
                                                           ---------------------------     -------------------------
Totals                                                                        $  31.5                       $  59.5
                                                           ===========================     =========================

           The Medicare Supplement insurance issued by Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended September 30, 2000 for the Senior Market Brokerage Segment amounted to $52.0 million, a $16.7 million increase from the 1999 amount of $35.3 million. Details of the changes in reinsurance premiums ceded are as follows:


                                                                        CEDED PREMIUM                        2000 TOTAL
DESCRIPTION                                                          INCREASE /(DECREASE)                  PREMIUM CEDED
-----------------------------------------------------            -----------------------------         -----------------------
                                                                        (in millions)                      (in millions)
Business acquired:
      First National                                                                  $1.0                              $10.0
      Dallas General                                                                 (0.4)                                1.6
Medicare Supplement                                                                    8.3                               16.2
Union Bankers Medicare Supplement                                                      3.8                               16.2
Constitution Medicare Supplement                                                       3.1                                5.7
Freedom Care                                                                           0.5                                1.0
Hospital Indemnity, Home Health Care and Nursing
Home                                                                                   0.4                                1.1
Other lines                                                                            0.0                                0.2
                                                                 -----------------------------         -----------------------
Totals                                                                               $16.7                              $52.0
                                                                 =============================         =======================

           Investment related revenue

           Net investment income of the Senior Market Brokerage Segment increased $0.5 million to $0.6 million for the three months ended September 30, 2000, compared to 1999. Realized gains on investments increased slightly from the prior year.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $3.5 million to $9.5 million for the three months ended September 30, 2000, compared to $6.0 million for the three months ended September 30, 1999.

           Claims and other benefits increased $3.2 million to $7.5 million for the three months ended September 30, 2000 compared to $4.3 million in the prior year. The change in reserves for the three months ended September 30, 2000 amounted to an increase of $1.0 million compared to an increase of $0.6 million in 1999 generating a variance of $0.4 million. These increases in claims and change in reserves are the result of the $3.8 million increase in net premiums earned for the three months ended September 30, 2000 discussed above.

           The change in deferred acquisition costs reflected an increase in the net capitalization of $1.3 million, an increase of $0.6 over the prior year.

           Commissions in the Senior Market Brokerage Segment increased $5.7 million in the three months ended September 30, 2000 to $10.0 million, compared to $4.3 million in 1999. This increase is the direct result of the $33.7 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $8.0 million in the three months ended September 30, 2000 to $13.4 million, compared to $5.4 million in 1999. This increase is the direct result of the $30.0 million increase in reinsurance premium ceded discussed above.

           Other operating costs and expenses increased $2.2 million in the three months ended September 30, 2000 to $5.6 million, compared to $3.4 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.

           CAREER SALES SEGMENT

           The Career Sales Segment was acquired in the Penn Union Acquisition and comprises the operations of Pennsylvania Life Insurance Company ("Pennsylvania Life") and PennCorp Life Insurance Company of Canada ("PennCorp Canada"). The Career Agents market life and health insurance products focusing primarily on fixed benefit accident and sickness products. Penn Corp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania Life U.S.") and Canada.

           REVENUES. Total net revenues for the Career Sales segment amounted to $41.7 million, an increase of $15.5 over the prior year. Gross premium totaled $33.9 million. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the three months ended September 30, 2000 were $0.1. Investment income of $4.6 million consists mostly of interest on bonds held by the company.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Sales Segment totaled $34.8 million for the three months ended September 30, 2000 compared to $22.4 million in the prior year.

           Claims and other benefits amounted to $17.6 million for the three months ended September 30, 2000. Of this amount, $13.9 million related to claims incurred at Pennsylvania Life U.S. and $3.7 million related to the Canadian operations. The change in reserves for the three months ended September 30, 2000 amounted to $3.2 million.

           The change in deferred acquisition costs reflected net capitalization of $3.6 million for the three months ended September 30, 2000, compared to $0.4 in the prior year

           Commissions in the Career Sales Segment for the three months ended September 30, 2000 amounted to $7.1 million, of which $5.7 million related to Pennsylvania Life U.S. Commissions and expense allowances on reinsurance ceded totaled $0.1 million in the three months ended September 30, 2000. Other operating costs and expenses totaled $9.5 million for the three months ended September 30, 2000.

           SPECIAL MARKETS SEGMENT

           The Special Markets Segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or brokerage agency distribution systems as well as some specialty life and accidental insurance products. The results of operations for the three months ended September 30, 2000 and 1999 include the results of the sales of such products.

           REVENUES. Total revenues for the Special Markets Segment increased approximately $0.9 million to approximately $16.3 million for the three months ended September 30, 2000, compared to total revenues of approximately $15.4 million in the prior year.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the three months ended September 30, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $19.7 million, a $9.3 million increase over the $10.7 million amount in 1999. The gross earned premiums on the Company's special market products increased as follows:

                                                                                                   2000 TOTAL
 DESCRIPTION                                                     PREMIUM INCREASE                PREMIUM EARNED
 -----------------------------------------------------      ---------------------------     -------------------------
 Acquired Businesses:                                             (in millions)                  (in millions)
    Constitution                                                              $   0.61                      $   0.61
    Union Bankers                                                                 6.49                          6.49
 International Medical                                                            0.02                          1.58
 Major Medical                                                                    0.06                          3.23
 Life and annuity products                                                        0.55                          4.30
 Other Health Products                                                            1.52                          3.49
                                                            ---------------------------     -------------------------
 Totals                                                                        $  9.25                      $  19.70
                                                            ===========================     =========================

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended September 30, 2000 for the Special Markets Segment amounted to $8.0 million, a $1.6 million increase from the 1999 amount of $6.4 million. Details of the changes in reinsurance premiums ceded is as follows:



                                                                   CEDED PREMIUM                    2000 TOTAL
DESCRIPTION                                                    INCREASE/ (DECREASE)                PREMIUM CEDED
-----------------------------------------------------      ------------------------------    --------------------------
                                                                   (in millions)                   (in millions)
Business acquired
      Constitution                                                              $   0.11                      $   0.11
      Union Bankers                                                                 0.17                          0.17
Life and annuity products                                                         (0.03)                          1.90
Major Medical                                                                     (0.01)                          2.02
International Medical                                                               0.03                          1.51
Other lines                                                                         1.37                          2.34
                                                           ------------------------------    --------------------------
Totals                                                                           $  1.64                       $  8.05
                                                           ==============================    ==========================

           Investment related revenue

           Net investment income of the Special Markets Segment increased $0.6 million to $5.4 million for the three months ended September 30, 2000, compared to $4.8 million in 1999. This increase is attributable to the increase in invested assets outstanding in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $2.4 million to $15.2 million for the three months ended September 30, 2000, compared to $12.8 million for the three months ended September 30, 1999.

           Claims and other benefits increased $9.7 million to $13.0 million for the three months ended September 30, 2000 compared to $3.3 million in 1999. $9.7 million of this increase is attributable to the Penn Union Transaction. The change in reserves for the three months ended September 30, 2000 amounted to a decrease of $3.1 million compared to a decrease of $0.1 million in 1999 generating a variance of $3.0 million. The change in reserves for Penn Union Companies for the three months ended September 30, 2000 amounted to a decrease of $3.3 million. Interest credited to policyholders increased

$0.8 million from $1.7 million in 1999 to $2.5 million in 2000. Approximately $1.2 million of the increase relates to the acquired companies with an offsetting decrease of $0.4 million in the core businesses.

           The change in deferred acquisition costs reflected amortization of $0.1 million for the three months ended September 30, 2000 compared to $0.1 million the same period in 1999. The deferred acquisition costs decreased in relation to the increase in net earned premium primarily due to the fact that the increase in net earned premium related mainly to renewal business of the Penn Union companies. New business production is the main driver of deferred acquisition costs. The amortization of deferred acquisition costs decreased $0.1 million from $0.6 million for the three months ended September 30, 1999 to $0.5 million for the three months ended September 30, 2000.

           Commissions in the Special Markets Segment increased $0.5 million in the three months ended September 30, 2000 to $3.3 million, compared to $2.8 million in 1999. This increase is due largely to the acquisition of the Penn Union Companies. Premiums on products in this segment are generally renewal premiums as little new business is being written. Commissions on renewal business are at lower rates than new business. Commissions and expense allowances on reinsurance ceded increased $0.2 million in the three months ended September 30, 2000 to $3.0 million, compared to $2.8 million in 1999.

           Other operating costs and expenses increased $3.0 million in the three months ended September 30, 2000 to $4.6 million, compared to $1.6 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

           INSURANCE SERVICES AND CORPORATE

           The Insurance Services and Corporate Segment consists of WorldNet, PFI, Inc ("PFI") (an internal servicing company acquired in July, 1999), the Parent Company, AIAG which was acquired in January, 2000, CHCS which was acquired in August, 2000, as well as a minority interest in Security Health.

           Fees and other income increased $1.1 million due to revenue generated at AIAG. General expenses increased $1.1 million from $2.6 million in 1999 to $3.7 million in 1999. This increase is due to an increase in interest expense of $1.5 million related to a loan with Chase Manhattan to finance the purchase of the Penn Union Companies. In addition, the Parent Company incurred compensation expenses of approximately $0.2 million related to the issue of stock options and bonuses to employees and members of management related to the acquisition of the Penn Union Companies.

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

           Loan Agreements

           As of September 30, 2000 and December 31, 1999, the Company had an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate ("LIBOR") plus 350 basis points (currently 10.13%) with principal repayment over a seven-year period and a final maturity date of July 31, 2006. To fund the CHCS acquisition in August 2000, the Company drew down $3.0 million of the revolving loan facility, which amount currently incurs interest at 10.13%, and pays a commitment fee of 50 basis points on the unutilized facility, currently $7.0 million. For the nine months ended September 30, 2000, the Company paid $5.3 million in interest and fees in connection with the credit facility. The Company paid $1.5 million in principal on July 31, 2000 and $1.9 million in principal on October 31, 2000.

           In connection with an agreement entered into 1996 whereby American Pioneer became a direct subsidiary of Universal, rather than an indirect subsidiary owned through American Progressive, Universal has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the nine months ended September 30, 2000 the Company paid $0.5 million in interest on these debentures to American Progressive, which was eliminated in consolidation.

           Acquisition of American Insurance Administration Group ("AIAG")

           In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares on Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers. For the nine months ended September 30, 2000, AIAG, Inc. received administrative fees of $7.6 million of which $5.6 million related to Union Bankers and was eliminated in the consolidated financial statements of the Company.

           Acquisition of CHCS, Inc. ("CHCS")

           In August 2000, Universal acquired all of the outstanding shares of CHCS, a privately held third party administrator located in Weston, Florida, for $3.3 million in cash, 64,820 shares on Universal common stock and future cash payments totaling $1.0 million over 18 months. CHCS is the third party administrator of long term care and home health care insurance products for over 21 unaffiliated insurance companies. For the two months ended September 30, 2000, CHCS received administrative fees of $870 thousand on contracts with expected annual fees of $5.2 million.

            Insurance Subsidiaries

           The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. At September 30, 2000 and December 31, 1999 the statutory capital and surplus, including asset valuation reserves, of the U.S. Insurance Subsidiaries totaled $89.9 million and $89.2 million, respectively.

           Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

           PennCorp Canada and Pennsylvania Life's Canadian branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.3 million and $63.9 million as of September 30, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at September 30, 2000.

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

           Dividend payments by insurance companies are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of Pennsylvania Life's surplus as regards to policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. As part of its approval of the Penn Union Acquisition, the Pennsylvania Insurance Department approved a quasi reorganization of Pennsylvania Life's surplus in which its previously negative unassigned surplus was reset to zero. Thus, future earnings of the company would be available for dividends without prior approval, subject to the restrictions noted above. As of September 30, 2000, $4.9 million of dividends were be paid by the insurance subsidiaries of American Exchange to American Exchange.

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

           Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At September 30, 2000 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by more than $25.1 million. The insurance companies, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

           At September 30, 2000, the Insurance Subsidiaries held cash and cash equivalents totaling $38.4 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $734.2 million. The fair values of these liquid holdings totaled more than $772.6 million.

INVESTMENTS

           The Company's investment policy is to balance the portfolio between long-term and short-term investments so as to continue to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of two investment advisors, Conning Asset Management and Asset Allocation and Management Company, to manage the Company's U.S. fixed maturity portfolio, and Elliot and Page, a Canadian investment advisor to manage the Canadian portfolio, under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 1.4% and 1.1% of total fixed maturities as of September 30, 2000 and December 31, 1999, respectively). As of September 30, 2000 all of the Company's securities were current in the payment of principal and interest other than one bond with a carrying value of $214 thousand.

FEDERAL AND FOREIGN INCOME TAXATION OF THE COMPANY

           The provision for federal and foreign income taxes was $9.2 million during the nine months ended September 2000 compared to $2.7 million for the same period in 1999. These provisions resulted in effective tax rates of 35.6% and 36.6%, respectively. The excess of the effective tax rate over the 35% statutory rate relates primarily to the acquisition of the Penn Union companies since certain business of the acquired companies is subject to income tax in Canada at a corporate tax rate of approximately 42%.

           At September 30, 2000 and December 31, 1999, the Company has established valuation allowances of $11.3 million and $11.3 million, respectively, with respect to net operating loss carryforwards. The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from the Company's recent reorganization and from the income generated by its administration companies WorldNet, CHCS and AIAG. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

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

EFFECTS OF ACCOUNTING PRONOUNCEMENTS

           In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after September 15, 2000. The adoption of the new statement did not have a significant impact on earnings or the financial position of the Company.

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

           The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at September 30, 2000, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $46.4 million and $80.5 million, respectively. Similarly, a 100 and

200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $32.3 million and $70.6 million, respectively.

           Foreign Currency Sensitivity

           Portions of Universal's operations are transacted utilizing the Canadian dollar as the functional currency. Approximately 14%, 20% and 36% of Universal's assets, revenues and operating income before taxes, as of and for the nine months ended September 30, 2000 respectively, are derived from the Canadian operations. Accordingly, Universal's earnings and business equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for Universal's foreign operations are denominated in Canadian dollars, Universal is still subject to translation losses.

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

           At September 30, 2000, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease to the operating income before taxes of approximately $0.8 million and a decrease in equity of $5.7 million. Universal's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels or local prices.

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

Date:  November 14, 2000