Form 10-Q/A
period 2000-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2000-11-22
CIK 709878

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

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                               September 30, 2000          Dec. 31, 1999
                                                                                    ----------------------   ----------------------
Investments:                                                                             (unaudited)
  Fixed maturities available for sale, at fair value
    (amortized cost: 2000, $744,664; 1999, $734,466)                                            $ 734,242                $ 717,560
  Equity securities, at fair value (cost: 2000, $5,235; 1999, $5,120)                               4,937                    4,838
  Policy loans                                                                                     25,363                   25,640
  Other invested assets                                                                             2,094                    2,763
  Mortgage loans                                                                                    2,413                    2,743
                                                                                    ----------------------   ----------------------
    Total investments                                                                             769,049                  753,544

Cash and cash equivalents                                                                          38,385                   58,753
Accrued investment income                                                                          10,845                   11,506
Deferred policy acquisition costs                                                                  47,520                   34,943
Amounts due from reinsurers                                                                       214,007                  196,960
Due and unpaid premiums                                                                             3,986                    3,578
Deferred income tax asset                                                                          62,954                   70,968
Goodwill                                                                                            9,578                    4,201
Present value of future profits                                                                     6,631                    1,226
Other assets                                                                                       24,484                   17,742
                                                                                    ----------------------   ----------------------
    Total assets                                                                                1,187,439                1,153,421
                                                                                    ======================   ======================

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                                     229,962                  238,665
Reserves for future policy benefits                                                               577,033                  560,777
Policy and contract claims - life                                                                   6,760                    5,644
Policy and contract claims - health                                                                78,604                   72,261
Loan payable                                                                                       71,500                   70,000
Amounts due to reinsurers                                                                           2,261                       85
Restructuring accrual                                                                               5,358                    9,980
Negative goodwill                                                                                   2,001                    9,622
Other liabilities                                                                                  56,236                   52,422
                                                                                    ----------------------   ----------------------
    Total liabilities                                                                           1,029,715                1,019,456
                                                                                    ----------------------   ----------------------




STOCKHOLDERS' EQUITY
Common stock (Authorized, 80,000, issued and outstanding: 2000, 46,832,
  1999, 45,914)                                                                                       468                      459
Additional paid-in capital                                                                        128,329                  122,924
Accumulated other comprehensive income                                                             (5,242)                  (6,887)
Retained earnings                                                                                  34,169                   17,469
                                                                                    ----------------------   ----------------------
    Total stockholders' equity                                                                    157,724                  133,965
                                                                                    ----------------------   ----------------------
    Total liabilities and stockholders' equity                                                $ 1,187,439              $ 1,153,421
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
                                                                                    ===================    =======================



            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                     1999
                                                                                     ------------------     ---------------------
                                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                                $     16,700            $     4,645
Adjustments to reconcile net income to net cash used by operating activities:
  Deferred income taxes                                                                          5,755                  1,059
  Change in reserves for future policy benefits                                                  4,936                  4,424
  Change in policy and contract claims                                                           7,459                    679
  Change in deferred policy acquisition costs                                                  (12,558)                (2,592)
  Change in deferred revenue                                                                       (24)                   (40)
  Amortization of present value of future profits                                                2,305                    131
  Amortization of goodwill/negative goodwill                                                      (254)                  (216)
  Change in policy loans                                                                           277                    147
  Change in accrued investment income                                                              204                    574
  Change in reinsurance balances                                                               (12,505)                (4,360)
  Change in due and unpaid premium                                                                (408)                  (477)
  Realized (gains)/losses on investments                                                          (144)                   (18)
  Change in income taxes payable                                                                   653                  8,517
  Other, net                                                                                    (3,787)                (7,143)
                                                                                     ------------------     ---------------------
Net cash provided by operating activities                                                        8,609                  5,330
                                                                                     ------------------     ---------------------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                                     65,342                 12,270
  Proceeds from redemption of fixed maturities available for sale                                9,447                 14,675
  Cost of fixed maturities purchased available for sale                                        (88,688)               (72,385)
  Change in amounts held in trust by reinsurer                                                  (1,140)                  (910)
  Proceeds from sale of equity securities                                                          138                    374
  Cost of equity securities purchased                                                             (408)                  (144)
  Change in other invested assets                                                                  999                  2,588
  Change in amounts due to/(from) broker                                                           (30)                 7,604
  Purchase of business, net of cash held                                                        (6,365)                (5,348)
                                                                                     ------------------     ---------------------
Net cash used in investing activities                                                          (20,705)               (41,276)
                                                                                     ------------------     ---------------------

Cash flows from financing activities:
  Prepaid acquisition costs
  Net proceeds from issuance of common stock                                                       157                 89,600
  Net proceeds from issuance of Series D Preferred Stock                                             0                  1,750
  Increase (decrease) in policyholder account balances                                          (8,703)                 1,877
  Change in reinsurance balances related to policyholder account balances                       (1,226)                (1,063)
  Increase in loan payable                                                                       1,500                 70,000
  Principal payment on notes payable                                                                 0                 (4,750)
                                                                                     ------------------     ---------------------
Net cash provided by/(used in) financing activities                                             (8,272)               157,414
                                                                                     ------------------     ---------------------

Net increase (decrease) in cash and cash equivalents                                           (20,368)               121,468

Cash and cash equivalents at beginning of period                                                58,753                 17,093
                                                                                     ------------------     ---------------------
Cash and cash equivalents at end of period                                                  $   38,385              $ 138,561
                                                                                     ==================     =====================

Supplemental cash flow information:
  Cash paid during the period for interest                                                  $    5,262              $   1,265
                                                                                     ==================     =====================
  Cash paid during the period for income taxes                                              $      125              $      25
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


           Acquisition of American Insurance Administration Group ("AIAG")

           In January 2000, Universal acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $2.875 million in cash, 809,860 shares of Universal common stock and certain contingent future cash payments. AIAG is the third party administrator of approximately $123 million of senior supplemental health insurance, approximately $97 million of which is administered for Union Bankers and Constitution. Total revenue for the nine months ended September 30, 2000 totaled $7.6 million of which $5.6 million related to Union Bankers and Constitution and was eliminated in the accompanying consolidated financial statements.


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
                                                                    ===================      ===================


4.         EARNINGS PER SHARE

           Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                  ---------------------------------------------------------------
                                                                       Income                  Shares               Per Share
                                                                     (Numerator)            (Denominator)             Amount
                                                                  ------------------     --------------------     ---------------
                                                                           (In thousands, per share amounts in dollars)

Basic EPS
Net income applicable to common shareholders                             $ 16,700                 46,739                  $ 0.36

Effect of Dilutive Securities
Incentive stock options                                                                            1,044
Director stock options                                                                               112
Agents and others stock options                                                                      642
Treasury stock assumed from proceeds of
  options and warrants                                                                            (1,407)
                                                                  ------------------     --------------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                                  $ 16,700                 47,130                  $ 0.35
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
                                                                  ==================     ====================     ===============

           A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended September 30, 2000 and 1999 is as follows:

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                    ---------------------------------------------------------------
                                                                         Income                  Shares               Per Share
                                                                       (Numerator)            (Denominator)             Amount
                                                                    ------------------     --------------------     ---------------
                                                                             (In thousands, per share amounts in dollars)

Basic EPS
Net income applicable to common shareholders                                $ 5,413                 46,793                  $ 0.12

Effect of Dilutive Securities
Incentive stock options                                                                              1,208
Director stock options                                                                                 124
Agents and others stock options                                                                        804
Treasury stock assumed from proceeds of
  options and warrants                                                                              (1,766)
                                                                    ------------------     --------------------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                                     $ 5,413                 47,163                  $ 0.12
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

                                                                              SEPTEMBER 30, 2000
                                              -----------------------------------------------------------------------------------
                                                                             Gross               Gross
                                                   Amortized              Unrealized           Unrealized            Fair
Classification                                         Cost                  Gains               Losses              Value
----------------------------------------      -----------------------  ------------------  ------------------- ------------------
(In thousands)
US Treasury securities
  and obligations of
  US government                                       $ 35,472             $    169              $(   143)         $ 35,498
Corporate debt securities                              447,399                2,155                (7,877)          441,677
Mortgage-backed securities                             261,793                  814                (5,540)          257,067
                                                      --------             --------              --------          --------
                                                      $744,664             $  3,138              $(13,560)         $734,242
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

           PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $63.3 and $63.9 million as of September 30, 2000 and December 31, 1999, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at September 30, 2000 and 1999.

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

           Under the new segment structure, the Company considers itself to have four distinct business segments: Career Sales, Senior Market Brokerage, Special Markets and Insurance Services and Corporate Segment. Products distributed through the Career Sales segment are sold through a network of regional managers who operate branch offices throughout the U.S. and Canada. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada and sell primarily fixed benefit accident and health insurance. Total revenue and operating income before taxes generated by Canadian operations through PennCorp Canada and Pennsylvania Life's Canadian branch totaled $42.8 million and $9.2 million, respectively, for the nine month period ended September 30, 2000. The career agents began to offer Universal's senior market products discussed below in 2000. Business in the Senior Market Brokerage Segment is sold through a traditional general agency system which focuses on the sale of various senior market products including Medicare supplement, home health care, nursing home and hospital indemnity products. Agents in this segment do not sell exclusively for the Company. The Special Markets segment consists of blocks of business that were acquired through the acquisitions of various companies or are not currently produced through the career or Senior Market brokerage agency distribution channels as well as some specialty life insurance and accident and health products. The information previously reported under "Life Insurance Segment" and "Other Accident and Health Insurance Segment" has been combined under the Special Markets Segment. The Insurance Services and Corporate Segment consists mainly of the Parent Company including eliminations, WorldNet, AIAG and CHCS operations. Prior year segment information has been restated to conform with the current segment structure.

           Financial data by segment as of and for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                                September 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                  (In thousands)
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned           $  99,844            32,098           34,306               -           166,248
Net investment income                                  23,631               969           18,747            (654)           42,693
Realized gains                                              -               136                8               -               144
Fee and other income                                      417                 -              259           4,306             4,982
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total revenue                                      123,892            33,203           53,320           3,652           214,067
                                               ----------------  ----------------  -------------- ----------------- ----------------

Policyholder benefits                                  64,285            25,523           34,106               -           123,914
Increase in deferred acquisition costs                 (9,789)           (2,947)            (277)              -           (13,013)
Commissions and general expenses                       47,529             6,557           15,385           7,779            77,250
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions        102,025            29,133           49,214           7,779           188,151
                                               ----------------  ----------------  -------------- ----------------- ----------------

Operating income before taxes                          21,867             4,070            4,106          (4,127)           25,916
                                               ================  ================  ============== =================  ===============

ASSETS
Cash and investments                                  451,064            20,828          329,221           6,321           807,434
Deferred policy acquisition costs                      12,614            14,519           20,387               -            47,520

Accrued investment income                               5,699               215            4,931               -            10,845
Goodwill                                                    -             3,568              517           5,493             9,578
Present value of future profits                             -               727              321           5,583             6,631
Due and unpaid premiums                                 2,866               292              828               -             3,986
Reinsurance recoverable                                 5,325           125,513           83,169               -           214,007
Deferred income tax asset                                   -                 -                -          63,484            63,484
Other assets                                            4,616             2,569            4,204          13,095            24,484

                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total assets                                    $  482,184         $ 168,231        $ 443,578       $  93,976       $ 1,187,969
                                               ================  ================  ============== ================= ================

                                                                                September 30, 1999
                                               -------------------------------------------------------------------------------------
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned              21,664            21,383           18,980               -            62,027
Net investment income                                   4,565               546           10,022             (30)           15,103
Realized gains                                             18                 -               29             (30)               17
Fee and other income                                      (59)                -              (93)          1,756             1,604
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total revenue                                       26,188            21,929           28,938           1,696            78,751

Policyholder benefits                                  12,594            15,939           18,620               -            47,153
Increase in deferred acquisition costs                   (406)           (2,454)             268               -            (2,592)
Commissions and general expenses                       10,180             6,471            6,885           3,328            26,864
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions         22,368            19,956           25,773           3,328            71,425

Operating income before taxes                           3,820             1,973            3,165          (1,632)            7,326
                                               ================  ================  ============== ================= ================

ASSETS
Cash and investments                                  443,681             9,871          357,920           7,897           819,369
Deferred policy acquisition costs                         407             9,693           20,243               -            30,343
Accrued investment income                               4,447               223            5,926               -            10,596
Goodwill                                                    -             3,703              536               -             4,239
Present value of future profits                             -               963              476               -             1,439
Due and unpaid premiums                                 3,544               436            1,106               -             5,086
Reinsurance recoverable                                 4,890            35,922          153,115               -           193,927
Deferred income tax asset                                   -                 -                -          63,092            63,092
Other assets                                           11,776                 -            2,586           6,878            21,240
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total assets                                     $ 468,745          $ 60,811        $ 541,908        $ 77,867       $ 1,149,331
                                               ================  ================  ============== ================= ================

           Financial data by segment for the three months ended September 30, 2000 and 1999 is as follows:

                                                                                September 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                  (In thousands)
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned              33,660            11,346           10,621               -            55,627
Net investment income                                   7,928               416            6,381            (748)            13,977
Realized gains                                            (80)              132              (55)              -                (3)
Fee and other income                                      144                 -               32           1,694             1,870
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total revenue                                       41,652            11,894           16,979             946            71,469

Policyholder benefits                                  22,696             9,349           10,412               -            42,457
Increase in deferred acquisition costs                 (3,565)           (1,320)            (101)              -            (4,986)
Commissions and general expenses                       15,693             2,031            5,128           2,882            25,732
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions         34,824            10,060           15,439           2,882            63,203

Operating income before taxes                           6,828             1,834            1,540          (1,936)            8,266
                                               ================  ================  ============== ================= ================

                                                                                September 30, 1999
                                               -------------------------------------------------------------------------------------
                                                                                                     Insurance
                                                   Career         Senior Market       Special       Services and
                                                   Sales            Brokerage         Markets        Corporate           Total
                                               ----------------  ----------------  -------------- ----------------- ----------------
Net premiums and policyholder fees earned              21,665             7,969           10,645               -            40,279
Net investment income                                   4,565               147            4,785             (64)            9,433
Realized gains                                             18                 2               43             (30)               33
Fee and other income                                      (59)                -             (116)            618               443
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total revenue                                       26,189             8,118           15,357             524            50,188

Policyholder benefits                                  12,595             5,976            9,599               -            28,170
Increase in deferred acquisition costs                   (406)             (824)              58               -            (1,172)
Commissions and general expenses                       10,180             2,068            3,161           2,595            18,004
                                               ----------------  ----------------  -------------- ----------------- ----------------
   Total benefits, claims and other deductions         22,369             7,220           12,818           2,595            45,002

Operating income before taxes                           3,820               898            2,539          (2,071)            5,186
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

CAREER SALES - The Career Sales segment is comprised of a career agency field force, which distributes fixed benefit accident and sickness, life insurance and supplemental senior health insurance in the United States and Canada. The Career Agents are under exclusive contract with Pennsylvania Life and PennCorp Canada.

SPECIAL MARKETS - Through its own operating history and through prior acquisitions, Universal has accumulated various lines of business that it manages in its Special Markets segments. These products include annuities, interest-sensitive and group life insurance, individual medical and other accident and health insurance.

INSURANCE SERVICES AND CORPORATE - This segment is primarily made up of the insurance administrative service companies that process certain business for the Insurance Subsidiaries, as well as unaffiliated insurers. It also includes the corporate operations of the holding company, including interest on debt and eliminations.

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

           The Senior Market Brokerage segment operating results increased by $2.1 million in addition to the $18.0 million increase from the Career Sales segment. The Special Markets segment improved its results by $0.9 million. These increases were offset by a reduction of $2.5 million in the results from the Insurance Service and Corporate segment. Discussion of the details by segment follows.

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

           REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $11.3 million to approximately $33.2 million for the nine months ended September 30, 2000, compared to total revenues of approximately $21.9 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the nine months ended September 30, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $177.5 million, an $87.6 million increase over the $89.9 million amount in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                               PREMIUM INCREASE/                  2000 TOTAL
DESCRIPTION                                                        (DECREASE)                   PREMIUM EARNED
-----------------------------------------------------      ---------------------------     -------------------------
                                                                 (in millions)                  (in millions)
Medicare Supplement/Select                                                    $  34.8                        $ 68.2
Freedom Care                                                                      2.3                           6.5
Hospital Indemnity, Home Health Care and Nursing
Home                                                                              0.6                           4.0
First National business acquired                                                 (1.4)                         32.0
Union Bankers Medicare Supplement                                                37.8                          50.2
Constitution Medicare Supplement                                                 12.8                          15.4
Other                                                                             0.7                           1.2
                                                           ---------------------------     -------------------------
Totals                                                                        $  87.6                      $  177.5
                                                           ===========================     =========================

           The Medicare Supplement insurance issued by Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 2000 for the Senior Market Brokerage Segment amounted to $145.4 million, a $76.9 million increase from the 1999 amount of $68.5 million. Details of the changes in reinsurance premiums ceded are as follows:

                                                                        CEDED PREMIUM                       2000 TOTAL
DESCRIPTION                                                         INCREASE/ (DECREASE)                  PREMIUM CEDED
-----------------------------------------------------            ----------------------------         -----------------------
                                                                        (in millions)                     (in millions)
Business acquired:
      First National                                                                   $(0.5)                          $25.2
      Dallas General                                                                    (1.0)                            5.2
Medicare Supplement                                                                     26.1                            44.5
Union Bankers Medicare Supplement                                                       37.8                            50.2
Constitution Medicare Supplement                                                        12.8                            15.4
Freedom Care                                                                             1.1                             2.4
Hospital Indemnity, Home Health Care and Nursing                                         0.6
Home                                                                                                                     2.1
Other lines                                                                              0.0                             0.4
                                                                 ----------------------------         -----------------------
Totals                                                                                 $76.9                          $145.4
                                                                 ============================         =======================

           Investment related revenue

           Net investment income of the Senior Market Brokerage Segment increased $0.5 million to $1.0 million for the nine months ended September 30, 2000, compared to 1999.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $9.2 million to $29.1 million for the nine months ended September 30, 2000, compared to $19.9 million for the nine months ended September 30, 1999.

           Claims and other benefits increased $8.6 million to $22.6 million for the nine months ended September 30, 2000 compared to $14.0 million in the prior year. The change in reserves for the nine months ended September 30, 2000 amounted to an increase of $2.9 million compared to an increase of $1.9 million in 1999 generating a variance of $1.0 million. These increases in claims and change in reserves are primarily the result of the $10.7 million increase in net premiums earned for the nine months ended September 30, 2000 discussed above.

           The change in deferred acquisition costs for the nine months ended September 30, 2000 reflected net capitalization of $2.9 million for the nine months ended September 30, 2000 compared to $2.5 million in the prior year.

           Commissions in the Senior Market Brokerage Segment increased $15.8 million in the nine months ended September 30, 2000 to $28.8 million, compared to $13.0 million in 1999. This increase is the direct result of the $87.6 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $23.9 million in the nine months ended September 30, 2000 to $40.7 million, compared to $16.8 million in 1999. This increase is the direct result of the $76.9 million increase in reinsurance premium ceded discussed above.

           Other operating costs and expenses increased $8.2 million in the nine months ended September 30, 2000 to $18.4 million, compared to $10.2 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.

           CAREER SALES SEGMENT

           The Career Sales Segment was acquired in the Penn Union Acquisition and comprises the operations of Pennsylvania Life Insurance Company ("Pennsylvania Life") and PennCorp Life Insurance Company of Canada ("PennCorp Canada"). The Career Agents market life and health insurance products focusing primarily on fixed benefit accident and sickness products. Penn Corp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania Life U.S.") and Canada. The results for 1999 reflect only the activity from the date of purchase

           REVENUES. Total net revenues for the Career Sales segment amounted to $123.9 million, an increase of $97.7 over the same period of the prior year. Pennsylvania Life U.S. generated $81.1 million and Canadian operations generated $42.8 million. Gross premium totaled $102.7 million, $66.2 million derived from Pennsylvania Life U.S. and $36.5 million derived from the Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the nine months ended September 30, 2000 were $0.6 million at the Canadian operations and $2.2 million at Pennsylvania Life U.S. Investment income of $23.6 million increased by $19.0 million over the same period of the prior year.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Sales Segment totaled $102.0 million for the nine months ended September 30, 2000, compared to $22.4 million for the prior year.

           Claims and other benefits amounted to $64.3 million for the nine months ended September 30, 2000. Of this amount, $43.6 million related to claims incurred at Pennsylvania Life U.S. and $11.6 million related to the Canadian operations. The change in reserves for the nine months ended September 30, 2000 amounted to $9.1 million, including increases in reserves of the Canadian operations of $8.0 million.

           Deferred acquisition costs capitalized net of amortization increased $9.4 million for the nine months ended September 30, 2000 compared to $0.4 million in the prior year. Net acquisition costs capitalized at Pennsylvania Life U.S. totaled $6.5 million. Canadian costs capitalized, net of amortization amounted to $3.1 million.

           Commissions in the Career Sales Segment for the nine months ended September 30, 2000 amounted to $24.6 million, of which $16.7 million related to Pennsylvania Life U.S. Commissions. Expense allowances on reinsurance ceded totaled $0.6 million in the nine months ended September 30, 2000. Other operating costs and expenses totaled $23.5 million for the nine months ended September 30, 2000, including $13.9 million relating to the U.S. operations and $9.6 million relating to the Canadian operations.

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

           REVENUES. Total revenues for the Special Markets Segment increased approximately $24.3 million to approximately $53.3 million for the nine months ended September 30, 2000, compared to total revenues of approximately $29.0 million in the prior year.

       Gross premium and policyholder fees earned and reinsurance assumed

           In the nine months ended September 30, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $55.4 million, a $18.4 million increase over the $37.0 million amount in 1999. The gross earned premiums on the Company's special market products increased as follows:

                                                                                                  2000 TOTAL
DESCRIPTION                                                     PREMIUM INCREASE                PREMIUM EARNED
-----------------------------------------------------      ---------------------------     -------------------------
Acquired Businesses:                                             (in millions)                  (in millions)
   Constitution                                                               $   1.0                       $   1.8
   Union Bankers                                                                 14.2                          19.5
International Medical                                                             0.3                           4.3
Major Medical                                                                     0.2                           9.8
Life and annuity products                                                         0.0                          11.3
Other Health Products                                                             2.7                           8.7
                                                           ---------------------------     -------------------------
Totals                                                                        $  18.4                       $  55.4
                                                           ===========================     =========================

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the nine months ended September 30, 2000 for the Special Markets Segment amounted to $21.1 million, a $3.0 million increase from the 1999 amount of $18.1 million. Details of the changes in reinsurance premiums ceded is as follows:

                                                                  CEDED PREMIUM                     2000 TOTAL
DESCRIPTION                                                    INCREASE /(DECREASE)               PREMIUM CEDED
-----------------------------------------------------      -----------------------------     -------------------------
                                                                  (in millions)                   (in millions)
Business acquired
      Constitution                                                              $0.4                          $0.7
      Union Bankers                                                              0.3                           0.4
Life and annuity products                                                       (0.4)                          5.2
Major Medical                                                                    0.2                           6.1
International Medical                                                            0.5                           4.2
Other lines                                                                      2.0                           4.5
                                                           -----------------------------     -------------------------
Totals                                                                          $ 3.0                       $ 21.1
                                                           =============================     =========================

           Investment related revenue

           Net investment income of the Special Markets Segment increased $8.7 million to $18.7 million for the nine months ended September 30, 2000, compared to $10.0 million in 1999. This increase is attributable to the increase in invested assets in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $23.4 million to $49.2 million for the nine months ended September 30, 2000, compared to $25.8 million for the nine months ended September 30, 1999.

           Claims and other benefits increased $25.7 million to $39.0 million for the nine months ended September 30, 2000 compared to $13.3 million in 1999. This increase is primarily attributable to the Penn Union Transaction. The change in reserves for the nine months ended September 30, 2000 amounted to a decrease of $4.9 million compared to an increase of $5.3 million in 1999 generating a variance of $10.2 million.

           The change in deferred acquisition costs represented net capitalization of $0.3 million in 2000 compared to net amortization of $0.3 million in 1999.

           Commissions in the Special Markets Segment decreased $0.5 million in the nine months ended September 30, 2000 to $8.0 million, compared to $8.5 million in 1999. Commissions and expense allowances on reinsurance ceded was $7.3 million for the nine months ended September 30, 2000 compared to $8.0 million for the nine months ended September 30, 1999, a decrease of $0.7 million.

           Other operating costs and expenses increased $8.3 million in the nine months ended September 30, 2000 to $14.7 million, compared to $6.4 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

           INSURANCE SERVICES AND CORPORATE

           The Insurance Services and Corporate Segment consists of WorldNet, PFI, Inc ("PFI")(an internal servicing company acquired in July, 1999), the Parent Company (including eliminations), AIAG which was acquired in January, 2000, CHCS which was acquired in August 2000, as well as a minority interest in Security Health.

           Fees and other income increased $2.6 million. This increase was primarily due to revenue generated by the addition of AIAG and CHCS as well as full nine months of PFI compared to two months in 1999. General expenses increased $4.5 million from $3.3 million in 1999 to $7.8 million in 2000. This increase is primarily due to an increase in interest expense of $4.0 million related to the loan with Chase Manhattan to finance the purchase of the Penn Union Companies. Included in the compensation expense of the parent company is approximately $0.6 million related to the issue of stock options and bonuses to employees and agents.

RESULTS OF OPERATIONS

           Three Months Ended September 30, 2000 and 1999

           Consolidated net income after federal income taxes increased by $2.2 million to $5.4 million ($0.12 per diluted share) in 2000, compared to $3.2 million ($0.10) in 1999. Operating income before income tax increased by $3.1 million to $8.3 million in 2000 compared to $5.2 million in 1999.

           The Senior Market Brokerage segment increased by $0.9 million to $1.8 million in 2000. The Career Sales segment increased its results by $3.0 million to $6.8 million in 2000. These increases are offset by a reduction of $1.0 million in the Special Markets segment. Results for the Non-insurance segment were consistent with the prior year. Discussion of the details by segment follows.

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

           REVENUES. Total revenues for the Senior Market Brokerage Segment increased approximately $3.8 million to approximately $11.9 million for the three months ended September 30, 2000, compared to total revenues of approximately $8.1 million in the prior year. This increase results from the increase in internally generated production and not from the acquisition of the Penn Union Companies.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the three months ended September 30, 2000, the Senior Market Brokerage Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $61.3 million, an $18.7 million increase over the $42.6 million in 1999. The gross earned premiums on the Company's senior market products increased as follows:

                                                               PREMIUM INCREASE/                  2000 TOTAL
DESCRIPTION                                                        (DECREASE)                   PREMIUM EARNED
-----------------------------------------------------      ---------------------------     -------------------------
                                                                 (in millions)                  (in millions)
Medicare Supplement/Select                                                    $  13.1                       $  24.8
Freedom Care                                                                      0.8                           2.2
Hospital Indemnity, Home Health Care and Nursing
Home                                                                              0.8                           2.0
First National business acquired                                                 (2.6)                          8.6
Union Bankers Medicare Supplement                                                 3.8                          16.2
Constitution Medicare Supplement                                                  3.1                           5.7
Other                                                                            (0.3)                           .4
                                                           ---------------------------     -------------------------
Totals                                                                        $  18.7                       $  61.3
                                                           ===========================     =========================

           The Medicare Supplement insurance issued by Union Bankers and Constitution is 100% reinsured with an unaffiliated reinsurer.

           Reinsurance premiums ceded

           While the Company was able to increase its gross premium revenue from its core products, it continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended

September 30, 2000 for the Senior Market Brokerage Segment amounted to $49.9 million, a $15.3 million increase from the 1999 amount of $34.6 million. Details of the changes in reinsurance premiums ceded are as follows:


                                                                        CEDED PREMIUM                        2000 TOTAL
DESCRIPTION                                                          INCREASE /(DECREASE)                  PREMIUM CEDED
-----------------------------------------------------            -----------------------------         -----------------------
                                                                        (in millions)                      (in millions)
Business acquired:
      First National                                                                 $(2.0)                             $10.0
      Dallas General                                                                  (0.4)                               1.6
Medicare Supplement                                                                    9.9                               16.2
Union Bankers Medicare Supplement                                                      3.8                               16.2
Constitution Medicare Supplement                                                       3.1                                5.7
Freedom Care                                                                           0.5                                1.0
Hospital Indemnity, Home Health Care and Nursing
Home                                                                                   0.2                                1.1
Other lines                                                                            0.2                                0.2
                                                                 -----------------------------         -----------------------
Totals                                                                               $15.3                              $49.9
                                                                 =============================         =======================

           Investment related revenue

           Net investment income of the Senior Market Brokerage Segment increased $0.3 million to $0.4 million for the three months ended September 30, 2000, compared to 1999. Realized gains on investments increased slightly from the prior year.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Senior Market Brokerage Segment increased approximately $2.9 million to $10.1 million for the three months ended September 30, 2000, compared to $7.2 million for the three months ended September 30, 1999.

           Claims and other benefits increased $3.6 million to $9.0 million for the three months ended September 30, 2000 compared to $5.4 million in the prior year. The change in reserves for the three months ended September 30, 2000 amounted to an increase of $0.3 million compared to an increase of $0.5 million in 1999. These increases in claims and change in reserves are the result of the $3.4 million increase in net premiums earned for the three months ended September 30, 2000 discussed above.

           The change in deferred acquisition costs reflected net capitalization of $1.3 million, for the three months ended September 30, 2000, an increase of $0.4 over the prior year.

           Commissions in the Senior Market Brokerage Segment increased $4.8 million in the three months ended September 30, 2000 to $9.6 million, compared to $4.8 million in 1999. This increase is the direct result of the $18.7 million increase in gross premium discussed above. Commissions and expense allowances on reinsurance ceded increased $7.7 million in the three months ended September 30, 2000 to $14.1 million, compared to $6.4 million in 1999. This increase is the direct result of the $15.3 million increase in reinsurance premium ceded discussed above.

           Other operating costs and expenses increased $2.8 million in the three months ended September 30, 2000 to $6.5 million, compared to $3.7 million in 1999 due in part to the increase in expenses incurred in generating new business as well as the increase in premium taxes associated with the growth in new business in this segment.

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

           REVENUES. Total net revenues for the Career Sales segment amounted to $41.7 million, an increase of $15.5 over the prior year. Pennsylvania Life U.S. operations generated $27.3 million and Canadian operations generated $14.4 million. Gross premium totaled $34.6 million. $22.2 million was derived from U.S. operations and $12.4 million derived from Canadian operations. The Company reinsures a portion of these premiums to outside parties. Total ceded premiums for the three months ended September 30, 2000 were $1.0. Investment income of $7.9 million increased by $3.4 million over the prior year due to an increase in invested assets for the segment.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Career Sales Segment totaled $34.8 million for the three months ended September 30, 2000 compared to $22.4 million in the prior year.

           Claims and other benefits amounted to $17.5 million for the three months ended September 30, 2000. Of this amount, $13.9 million related to claims incurred at Pennsylvania Life U.S. and $3.6 million related to the Canadian operations. The reserve increase for the three months ended September 30, 2000 amounted to $5.2 million, including an increase in reserves of the Canadian operations of $2.8 million.

           The change in deferred acquisition costs reflected net capitalization of $3.6 million for the three months ended September 30, 2000, compared to $0.4 in the prior year. Net acquisition costs capitalized at Pennsylvania Life U.S. totaled $2.4 million. Canadian costs capitalized, net of amortization amounted to $1.2 million.

           Commissions in the Career Sales Segment for the three months ended September 30, 2000 amounted to $8.3 million, of which $5.5 million related to Pennsylvania Life U.S. commissions. Expense allowances on reinsurance ceded totaled $0.2 million in the three months ended September 30, 2000. Other operating costs and expenses totaled $7.5 million for the three months ended September 30, 2000 including $4.7 million relating to the U.S operations and $2.8 million relating to the Canadian operations.

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

           REVENUES. Total revenues for the Special Markets Segment increased approximately $1.6 million to approximately $17.0 million for the three months ended September 30, 2000, compared to total revenues of approximately $15.4 million in the prior year.

           Gross premium and policyholder fees earned and reinsurance assumed

           In the three months ended September 30, 2000, the Special Markets Segment gross premium and policyholder fees earned (including reinsurance assumed) amounted to $17.0 million, a $0.4 million increase over the $16.6 million in 1999. The gross earned premiums on the Company's special market products increased as follows:

                                                                                                   2000 TOTAL
 DESCRIPTION                                                     PREMIUM INCREASE                PREMIUM EARNED
 -----------------------------------------------------      ---------------------------     -------------------------
 Acquired Businesses:                                             (in millions)                  (in millions)
    Constitution                                                                $ (0.3)                     $   0.5
    Union Bankers                                                                  0.8                          6.1
 International Medical                                                             0.3                          1.6
 Major Medical                                                                    (0.2)                         3.3
 Life and annuity products                                                        (0.7)                         3.1
 Other Health Products                                                             0.5                          2.4
                                                            ---------------------------     -------------------------
 Totals                                                                         $  0.4                       $ 17.0
                                                            ===========================     =========================

           Reinsurance premiums ceded

           The Company continues to reinsure a portion of these risks to unaffiliated reinsurers. Reinsurance premiums ceded for the three months ended September 30, 2000 for the Special Markets Segment amounted to $6.4 million, a $0.4 million increase from the 1999 amount of $6.0 million. Details of the changes in reinsurance premiums ceded is as follows:



                                                                   CEDED PREMIUM                    2000 TOTAL
DESCRIPTION                                                    INCREASE/ (DECREASE)                PREMIUM CEDED
-----------------------------------------------------      ------------------------------    --------------------------
                                                                   (in millions)                   (in millions)
Business acquired
      Constitution                                                              $   (0.8)                     $   (0.5)
      Union Bankers                                                                  0.0                           0.1
Life and annuity products                                                            0.0                           1.6
Major Medical                                                                        0.2                           2.0
International Medical                                                                0.4                           1.6
Other lines                                                                          0.6                           1.6
                                                           ------------------------------    --------------------------
Totals                                                                           $   0.4                       $   6.4
                                                           ==============================    ==========================

           Investment related revenue

           Net investment income of the Special Markets Segment increased $1.6 million to $6.4 million for the three months ended September 30, 2000, compared to $4.8 million in 1999. This increase is attributable to the increase in invested assets outstanding in this segment during 2000 compared to 1999 as a result of the Penn Union Transaction.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Total benefits, claims and other deductions in the Special Markets Segment increased approximately $2.6 million to $15.4 million for the three months ended September 30, 2000, compared to $12.8 million for the three months ended September 30, 1999.

           Claims and other benefits increased $6.3 million to $13.8 million for the three months ended September 30, 2000 compared to $7.5 million in 1999. The change in reserves for the three months ended September 30, 2000 amounted to a decrease of $3.4 million compared to an increase of $2.1 million in 1999 generating a variance of $5.5 million.

           The change in deferred acquisition costs reflected net capitalization of $0.1 million for the three months ended September 30, 2000 compared to net amortization of $0.1 million for the same period of the prior year.

           Commissions in the Special Markets Segment decreased $1.2 million in the three months ended September 30, 2000 to $2.1 million, compared to $3.3 million in 1999. Commissions and expense allowances on reinsurance ceded decreased $0.7 million in the three months ended September 30, 2000 to $2.1 million, compared to $2.8 million in 1999.

           Other operating costs and expenses increased $2.4 million in the three months ended September 30, 2000 to $5.1 million, compared to $2.7 million in 1999. This increase is due mainly to expenses related to the newly acquired Penn Union lines of business. This increase is offset by a decrease in the cost of generating new business as some of the lines of business in this segment run off.

           INSURANCE SERVICES AND CORPORATE

           The Insurance Services and Corporate Segment consists of WorldNet, PFI, Inc ("PFI") (an internal servicing company acquired in July, 1999), the Parent Company (including eliminations), AIAG which was acquired in January, 2000, CHCS which was acquired in August, 2000, as well as a minority interest in Security Health.

           Fees and other income increased $1.1 million due primarily to the addition of AIAG and CHCS. General expenses increased $0.3 million from $2.6 million in 1999 to $2.9 million in 1999. This increase is primarily due to an increase in interest expense related to the loan with Chase Manhattan to finance the purchase of the Penn Union Companies. Included in the compensation expense of the parent company is approximately $0.2 million related to the issue of stock options and bonuses to employees and agents.

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