Form 10-K
period 2000-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2001-04-02
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $65,293,000.

           The number of shares outstanding of the Registrant's Common Stock as of March 1, 2001 was 46,925,921.


                       DOCUMENTS INCORPORATED BY REFERENCE

           List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

           (1) Proxy Statement for the 2001 Annual Meeting incorporated by reference into Part III.

           (2) Exhibits listed in Item 14 (b), Part IV, incorporated by reference to Proxy Statement dated July 12, 1999, Forms 8-K dated August 13, 1999 and March 16, 2001, Form 8-K/A dated March 16, 2001, Form 10-Q dated November 15, 1999 and Form 10-K for 1996.

                                     PART I

ITEM 1 - BUSINESS

GENERAL DESCRIPTION

           Universal American Financial Corp. (the "Company" or "Universal American",) is the parent holding company for a group of life and health insurance companies and administrative services companies with special expertise in servicing senior market insurance products. The Company develops, markets and administers its insurance products through the following nine insurance companies (collective, the "Insurance Subsidiaries"):

           Senior Market Brokerage

           - American Progressive Life & Health Insurance Company of New York ("American Progressive")

           -          American Pioneer Life Insurance Company ("American
                      Pioneer")

           -          American Exchange Life Insurance Company ("American
                      Exchange")

           -          Constitution Life Insurance Company ("Constitution Life")

           -          Marquette National Life Insurance Company ("Marquette")

           -          Peninsular Life Insurance Company ("Peninsular Life")

           -          Union Bankers Insurance Company ("Union Bankers")

           Career Agency

           -          Pennsylvania Life Insurance Company ("Pennsylvania Life")

           - PennCorp Life Insurance Company of Canada ("PennCorp Life of Canada")


       The Senior Market Brokerage segment focuses on products designed for the senior market, including supplemental health insurance, long-term care, final expense life insurance and annuities. The Career Agency segment traditionally concentrated on selling fixed benefit accident and sickness insurance and individual life insurance products to the self-employed market but recently has expanded into the senior market. In addition, the Company maintains a Special Markets segment, which manages the products that are not within the Company's core focus. Collectively the Insurance Subsidiaries are licensed to do business in all fifty states and all the provinces of Canada.

           Universal American also owns a group of three companies that perform administrative services for insured and non-insured products, primarily for the senior market, (collectively, the "Administrative Services Companies"):

           -          CHCS Services, Inc. ("CHCS")

           -          WorldNet Services Corp. ("WorldNet")

           -          American Insurance Administration Group, Inc. ("AIAG")

           The Administrative Services Companies, which comprise Universal American's fourth operating segment, perform underwriting, policy administration, claims management and administration, and communication services on behalf of 35 unaffiliated companies and 6 of the Insurance Subsidiaries.

           The Company also maintains a corporate segment which comprises activities of the holding company, including interest on corporate debt.

BUSINESS STRATEGY

           Universal American's strategy has been, and continues to be, growth through a combination of organic growth, acquisition and execution. The Company has grown internally through the development of competitive insurance products particularly geared for the senior market, and the expansion of its distribution channels and geographical reach. It has expanded beyond its traditional insurance business to the administration of senior market insured and non-insured products. Its external growth has been achieved through the acquisition of nine insurance companies, three blocks of insurance business and three administrative services companies since 1991.

           One of the most important elements of the past and future growth of Universal American is its commitment to execution. The Company has successfully integrated the acquisitions into its own operations and has continued to improve its service and reduce its operating costs.

           Further, Universal American has sharpened its focus on its core businesses. In the past few years, the Company has exited, sold or de-emphasized a number of lines of businesses that do not fit within its strategy or core competencies.

RECENT ACQUISITIONS AND DIVESTITURES

           Acquisition of American Insurance Administration Group, Inc. ("AIAG")

           In January 2000, Universal American acquired AIAG, a privately-held third party administrator located in Clearwater, Florida, for $5.8 million, including $2.9 million in cash and 809,860 shares of Universal American common stock. AIAG is a third party administrator of approximately $125 million of senior health insurance, for which it received administrative fees of $10.1 million in 2000. In 2000, AIAG generated $4.5 million of cash flow and $1.6 million of pre-tax income. This acquisition strengthened the Company's expertise and capacity to administer senior market products.

           Acquisition of Capitated Healthcare Services, Inc. ("CHCS")

           In August 2000, Universal American acquired CHCS, a privately held administrator of long term care products located in Weston, Florida, for $4.6 million, including $3.3 million in cash, 64,820 shares of Universal American common stock and future cash payments totaling $1.0 million over 18 months. CHCS administers long-term care and home health care insured and non-insured products for 21 unaffiliated insurance companies and three affiliated insurance companies. As of December 31, 2000, CHCS had contracts in force with expected annual fees of $6.5 million for 2001. This acquisition enhanced the Company's expertise in the long term care business.

           1999 Acquisition

           On July 30, 1999, Universal American acquired six insurance companies and certain other assets from PennCorp Financial Group (the "1999 Acquisition"). The 1999 Acquisition enhanced the Company's prospects for future organic growth through geographic expansion and through the addition of a career agency marketing channel to supplement the brokerage agency marketing channel.

           In January 2000, the Company began the integration of the operations of the acquired companies from Raleigh, North Carolina into existing Universal American locations in Toronto (Canada), Pensacola (Florida) and Orlando (Florida). The Company completed this integration in February 2001. For further information on the 1999 Acquisition, see Note 3 to notes to consolidated financial statements.

           Cancellation of Major Medical Insurance

           In the fourth quarter of 2000, the Company decided to exit its under-performing individual major medical business to the extent possible. The Company believes it will be able to cancel, by the end of 2002, approximately $27 million of the $31 million of annualized premium that was in force on December 31,

2000. The remaining run-off premium in force will continue to be managed in the Special Markets Segment.

 ADMINISTRATIVE SERVICES COMPANIES

           In 2000, Universal American increased its efforts to build its Administrative Services business by the acquisition of CHCS and AIAG and by the expansion of its product lines, particularly in the long term care field. The companies perform the full range of administrative services for senior market insured products, including policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities. Increasingly, these companies are performing similar services, particularly in the long term care area, for non-insured products offered both by insurers and non-insurance companies. For the year ended December 31, 2000, this segment had revenues of $24.1 million, $12.7 million from 35 unaffiliated companies and $11.4 million from the Insurance Subsidiaries, and earnings before taxes, depreciation and amortization of $6.8 million.

INSURANCE MARKETING AND DISTRIBUTION

           Historically, Universal American marketed its products through a traditional general agency system. As a result of the acquisition of Pennsylvania Life and PennCorp Life of Canada in 1999, the Company now distributes its products through a career agency system as well. The following shows table shows the new sales (issued premiums) by distribution channel and by major product line for the three years ended December 31, 2000:


            Product                            2000          1999           1998
            -------                           ----          ----           ----

Senior Market Brokerage
Accident and Health
Medicare Supplement                         $ 78,213      $ 30,771      $ 13,553

Long Term Care                                 4,580         4,058         3,928

Other Senior Health                              244           241           524

Total Senior Health                           83,037        35,070        18,005

Senior Life Insurance                          2,106         1,495         2,639
Total Senior Market Brokerage                 85,143        36,565        20,644

Career Agency

Accident & Health                             20,750        20,000          --

Life Insurance                                 1,500         2,000          --

Total Career Agency                           22,250        22,000          --

Special Markets
Accident & Health                              6,988         8,175         9,785

Life Insurance                                   546           555           939
Total Special Markets                          7,534         8,730        10,724

TOTAL ISSUED PREMIUM                        $114,927      $ 67,295      $ 31,368

           Senior Market Brokerage

           Universal American emphasizes on the sale of products that appeal to the senior market, largely through independent marketing organizations with concentrations in this segment. The Company currently sells these products primarily in 25 states with particular concentration in the Southeast, the Southwest and the Northeast. These marketing organizations typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. This distribution channel has approximately 16,000 independently licensed agents. In 2000, this segment accounted for $255.3 million and $52.1 million, respectively, or 56.6% and 23.7%, respectively, of the Company's gross premiums and net premiums earned. New sales (issued premium) for this segment amounted to $85.1 million and $36.6 million in 2000 and 1999, respectively.

           Career Agency System

           As part of the 1999 Acquisition, the Company acquired a viable career agency force that distributes fixed benefit accident and sickness insurance, including accidental disability, and life insurance to the self-employed market. A core part of Universal American's strategy has been to introduce its senior market products through this marketing channel. The career field force has 50 branch offices throughout the United States and 15 branch offices in Canada, with approximately 500 agents in the United States and 400 agents in Canada. In contrast to independent agents, career agents have an exclusive arrangement with, and only represent, the Company. In 2000, this segment accounted for $129.4 million, or 58.9%, of the Company's net premiums earned. Approximately 36% of net premiums earned for this segment were generated by the Canadian operations. The Career Agency system issued $22.3 million of new business in 2000 compared to $22.0 million in 1999.

           Special Markets

           Through its own operating history and through acquisitions, Universal American has accumulated various lines of business that are no longer part of its core focus. These products include traditional and interest-sensitive life insurance, group life insurance, individual medical and other accident and health insurance, some of which continue to be sold in limited amounts through general agency relationships. Management believes that these lines of business should be actively managed for profit or disposed of through sale or cancellation. In December 2000, the Company decided to exit the Individual Major Medical business, which has accounted for the majority of the production of new business in this segment. In 2000 and 1999 this segment had $38.3 million and $27.3 million, respectively, or 17.4% and 23.6%, respectively, of net premiums earned.

PRODUCTS

           The Senior Market Brokerage segment focuses on the senior market products (Medicare Supplement, long term care and final expense life insurance), while the Career Agency segment focuses on fixed benefit disability income, with an increased concentration focus on senior market products. The products described below are these currently marketed by the company.

SENIOR MARKET PRODUCTS - SUPPLEMENTAL HEALTH AND LONG-TERM CARE

           Universal American's core supplemental health insurance products include various Medicare Supplement and Medicare Select plans. Additionally, the Company offers various long term care plans consisting of fully integrated plans, nursing home only plans and stand alone home health care plans. Typically these products are guaranteed renewable for the lifetime of the policyholder, which means that the Company cannot cancel the policy, but can increase premium rates on existing and future policies issued based upon the Company's claims actual experience. These rate increases are applied on a uniform, nondiscriminatory state by state basis and are subject to state regulatory approval and federal and state loss-ratio requirements.

           Medicare Supplement/Select

           The Medicare Supplement policies offered by the Insurance Subsidiaries are primarily on standardized plans A, B, C, D and F. These policies provide supplemental coverage for many of the medical expenses that the Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the federal program's maximum benefits. The Company also sells Medicare Select policies in some areas, in conjunction with hospitals that contract with the insurer to waive the Medicare Part A deductible. The Company monitors the claim experience on its Medicare Supplement and Select products and, when necessary, applies for rate increases in the states in which the products are sold. Medicare Supplement and Medicare Select issued premium amounted to $78.2 million and $30.8 million in 2000 and 1999, respectively, produced through the general agency system. In 2001, the career agency system will also begin to sell these products.

           Long Term Care

           The Company's long term care plans provide coverage, within selected limits by the policyholders, for nursing home and assisted living care only coverage, home health care only coverage, or an integrated combination of such coverage. The nursing home and assisted living care products are subject to daily fixed dollar maximum limits, have various elimination periods which must be satisfied by the insureds and have maximum lifetime benefits or benefit periods. The home health care products cover care needed in the insured's home, are subject to daily or weekly maximum dollar benefits and an overall lifetime maximum benefit or maximum benefit period. A new integrated long-term care product, combining nursing home, assisted living and home health care benefits was introduced in late 1999 in several states and the Company has developed a new nursing home-assisted living product with optional home health care riders which will be introduced in 2001. Issued premium for these long term care products in 2000 and 1999 amounted to $4.6 million and $4.1 million, respectively, produced through the general agency system. In 2000, the career agents began to sell a new generation of long term care products and produced $3.9 million of new premium.

SENIOR MARKET PRODUCTS - FINAL EXPENSE LIFE INSURANCE AND ANNUITIES

           Final Expense Life

           This series of low-face amount, simplified issue whole life products is sold by both the Senior Market Brokerage segment and the Career Agents. Issued premium of $2.0 million and $1.0 million in 2000 and 1999, respectively, was produced through the general agency system. Additionally, in late 2000, the career agents began to sell Final Expense life insurance and produced $0.6 million of new premium.

           Annuities

           The Company markets Single and Flexible Premium Deferred Annuities primarily focusing on the senior and retirement markets. The Company's currently marketed annuity products have a minimum guaranteed interest rate ranging from 3.0% from 4.0% annually and current credited interest rates that range from 3.0% to 7.3%, with the Company having the right to change the crediting rates. In exercising its right to change the interest rate, the Company takes into account the current interest rate environment, the profitability of its annuity business and its relative competitive position. The general agency system produced $4.4 million and $6.3 million of annuities in 2000 and 1999, respectively. Additionally, in late 2000, the Career Agency system produced $3.0 million of annuity premium.

CAREER AGENCY PRODUCTS

           Fixed Benefit Accident and Health

                     Fixed benefit accident and health products provide coverage for three principal types of benefits: (i) fixed periodic payments to an insured who becomes disabled and unable to work because of an accident and/or sickness ("disability income"), (ii) fixed periodic payments to an insured who becomes hospitalized ("hospital income") and (iii) fixed single payments that vary in amount generally for specified surgical or diagnostic procedures ("surgical"). Because the benefits are fixed in amount at the time of policy issuance and are not intended to provide full reimbursement for medical and hospital expenses, payment amounts are not affected by inflation or the rising cost of health care services. The disability income product is typically sold to individuals in amounts which, when combined with other similar coverages, do not provide monthly benefits in excess of $2,000, or 50% of the insured's monthly income if less. The hospital income product is typically sold to individuals to provide the insured with a means of paying supplemental expenses during a hospitalization stay and provides benefits of not more than $250 per day ($1,000 if the insured is in intensive care). The surgical product is typically sold as a rider to an accident policy and the Company's practice is to provide benefits of not more than $5,000 ($2,500 if the procedure is performed on an out-patient basis).

           Life Insurance

           In late 2000, the Career Agents began to sell term life insurance that provides a minimum coverage of $50,000 for a ten-year period (offered to individuals ages 18 through 60) or a twenty-year period (offered to individuals ages 18 through 50) as specified in the policy. Premium rates vary according to age and sex and these policies are fully underwritten. No cash values are accumulated in this policy and the policy can be renewed for a new term on any expiration date, except for the final expiration date, without evidence of insurability. Issued premium for 2000 amounted to $0.5 million.

BUSINESS IN FORCE

           As of December 31, 2000, the Company had $485.6 million of annualized premium in force and $223.7 million in account values generated by 762,000 policyholders.

           The Company's growth in direct, acquired and assumed annualized premium in force, exclusive of the portion of premiums on interest-sensitive products, is shown in the following tables as of December 31, 2000, 1999 and 1998.

               ANNUALIZED PREMIUM IN FORCE            As of December 31,
                                                 -------------------------------
                                                  2000       1999 (1)      1998
                                                 -------------------------------
                                                      (In thousands)
SENIOR MARKET BROKERAGE
 Accident & Health
 Medicare Supplement and Select (written)       $115,217    $ 49,962    $ 18,811
 Medicare Supplement Acquired                    149,200     154,617      66,317
 Long Term Care Acquired                          20,395      16,167       7,658
 Hospital Indemnity                                1,304       1,456       1,722
                                                 -------     -------      ------
 TOTAL ACCIDENT & HEALTH                         286,116     222,202      94,508
                                                 -------     -------      ------

 Life
 Asset Enhancer (3)                                6,357       7,248       7,333
 Final Expense Life                                3,984       2,479       2,051
                                                 -------     -------      ------
 TOTAL LIFE                                       10,341       9,727       9,384
                                                 -------     -------      ------
 TOTAL SENIOR MARKET BROKERAGE                   296,457     231,929     103,892
                                                 -------     -------      ------

CAREER AGENCY
 Accident & Health
 Disability Income                                71,248      75,080        --
 Hospital                                         16,635      21,614        --
 Long Term Care Written                            3,900        --          --
 Long Term Care Acquired                           9,680      12,011        --
 Other Accident & Health                          13,290      10,440        --
 Surgical                                          5,180       5,600        --
                                                 -------     -------      ------
 TOTAL ACCIDENT & HEALTH                         119,933     124,745        --

 LIFE (3)                                         13,234      15,800        --
                                                 -------     -------      ------

 TOTAL CAREER AGENCY                             133,167     140,545        --

SPECIAL MARKETS
 Accident & Health
 Individual Medical (1) (4)                       31,422      45,442      18,745
 Other Accident & Health (2)                       8,640       9,518       8,018
                                                 -------     -------      ------
 TOTAL ACCIDENT & HEALTH                          40,062      54,960      26,763
                                                 -------     -------      ------

Life
 Group Life                                  3,444          3,542          3,520
 Brokerage (3)                              12,487          7,311          8,294
                                           -------         -------       ------
TOTAL LIFE                                  15,931         10,853         11,814
                                           -------        -------        ------

 TOTAL SPECIAL MARKETS                      55,993         65,813         38,577

CONSOLIDATED
 ACCIDENT & HEALTH                         446,111        401,907        121,271
 LIFE                                       39,506         36,380         21,198
                                           -------        -------        ------
 TOTAL CONSOLIDATED                       $485,617       $438,287       $142,469
                                          ========       ========       ========


           (1) 1999 includes $96,739 and $14,234 of Medicare Supplement and individual medical insurance premium, respectively, acquired in connection with the 1999 Acquisition.

           (2) Business acquired by the Company that is not actively marketed.

           (3) Included in the amounts shown are premiums for interest-sensitive products. These amounts represent the portion of premium applied to the cost of insurance (i.e. deposit premiums have been excluded).

           (4) In the fourth quarter of 2000, the Company decided to exit its under-performing individual major medical business to the extent possible. The Company believes it will be able to cancel, by the end of 2002, approximately $27 million of the $31 million in annualized premium in force on December 31, 2000.

ACCOUNT VALUES ON INTEREST-SENSITIVE PRODUCTS

           The following table shows all outstanding account values for interest-sensitive products as of December 31, 2000, 1999 and 1998. For these products, the Company earns income on the spread between investment income on the Company's invested assets and interest credited to these account balances.

                                                  As of December 31,
                                         ---------------------------------------
                                         2000             1999 (1)         1998
                                         ---------------------------------------
                                                     (In thousands)

Annuities                             $ 90,951         $107,169         $ 89,262
Universal Life                          98,124           97,845           36,543
Asset Enhancer                          34,642           33,651           29,081
                                        ------           ------           ------

Grand Total                           $223,717         $238,665         $154,886
                                      ========         ========         ========

- -------------------------
(1) 1999 figures include $20.2 million and $60.9 million of Annuity and Universal Life account values, respectively, acquired in connection with the 1999 Acquisition.

GEOGRAPHICAL DISTRIBUTION OF PREMIUM

           The Company, through its nine Insurance Subsidiaries, is licensed to market its product in all fifty states and in all the provinces of Canada. The following table shows (by direct cash premium collected as reported to the regulatory authorities for the full year of 2000) the geographical distribution of premiums collected:

                     State/Region                               Collected              % Total
                                                                Premium
                                                             (In thousands)

                     Florida                                     $85,412                18.4%
                     Texas                                        55,563                11.9%
                     Canada                                       47,861                10.3%
                     New York                                     30,389                 6.5%
                     Indiana                                      26,889                 5.8%
                     Wisconsin                                    24,529                 5.3%
                     Ohio                                         19,437                 4.2%

                     Pennsylvania                                 17,074                 3.7%
                     North Carolina                               11,207                 2.4%
                     Georgia                                      10,585                 2.3%
                     Missouri                                      9,696                 2.1%
                     Mississippi                                   9,530                 2.0%
                     California                                    8,739                 1.9%
                                                                 -------                ----
                     Subtotal                                    356,911                76.7%
                     All other                                   108,414                23.3%
                                                                 -------                ----
                     Total                                      $465,325               100.0%
                                                                ========               =====

           In 2000, no agent produced as much as 5% of the Company's accident & health insurance premiums, life insurance or annuity premiums collected.

REINSURANCE

           The Company has entered into reinsurance arrangements with unaffiliated insurance companies to limit exposure on individual claims, to support the increased volume of new business generated by the Senior Market brokerage segment and to limit or eliminate risk on non-core or under-performing blocks of business. The table below details the annualized premium in force on a gross, ceded and net basis as of December 31, 2000.



               ANNUALIZED PREMIUM IN FORCE                   As of December 31, 2000

                                             -------------------------------------------------------

                                                   Gross     Ceded       Net      % Retained
                                            -------------------------------------------------------

                                                            (In thousands)
    SENIOR MARKET BROKERAGE
     Accident & Health
     Medicare Supplement and Select Written    $115,217    $ 81,230    $ 33,987          29%
     Medicare Supplement Acquired               149,200     141,270       7,930           5%
     Long Term Care                              20,395       7,617      12,778          63%
     Hospital Indemnity                           1,304         326         978          75%
                                                -------     -------      ------          --

     TOTAL ACCIDENT & HEALTH                    286,116     230,443      55,673          19%
                                                -------     -------      ------          --



     Life
     Asset Enhancer                               6,357       1,817       4,540          71%
     Final Expense Life                           3,984       1,876       2,108          53%
                                                -------     -------      ------          --

     TOTAL LIFE                                  10,341       3,693       6,648          64%
                                                -------     -------      ------          --



     TOTAL SENIOR MARKET BROKERAGE              296,457     234,136      62,321          21%
                                                -------     -------      ------          --



    CAREER AGENCY
     Accident & Health
     Disability Income                           71,248        --        71,248         100%
     Hospital                                    16,635        --        16,635         100%
     Long Term Care                              13,580        --        13,580         100%
     Other Accident & Health                     13,290        --        13,290         100%
     Surgical                                     5,180        --         5,180         100%
                                                -------     -------      ------          --

     TOTAL ACCIDENT & HEALTH                    119,933        --       119,933         100%
                                                -------     -------      ------          --



   LIFE (3)                                      13,234        --        13,234         100%
                                                -------     -------      ------          --



   TOTAL CAREER AGENCY                          133,167        --       133,167         100%
                                                -------     -------      ------          --



    SPECIAL MARKETS
     Accident & Health
     Individual Medical                          31,422       9,551      21,871          70%
     Other Accident & Health                      8,640       6,372       2,268          26%
                                                -------     -------      ------          --


 TOTAL ACCIDENT & HEALTH                         40,062      15,923      24,139          60%
                                                -------     -------      ------          --

 Life
 Group Life                                       3,444        --         3,444         100%
 Traditional                                     12,487       1,263      11,224          90%
                                                -------     -------      ------          --


 TOTAL LIFE                                      15,931       1,263      14,668          92%
                                                -------     -------      ------          --


 TOTAL SPECIAL MARKETS                           55,993      17,186      38,807          69%
                                                -------     -------      ------          --



CONSOLIDATED
 ACCIDENT & HEALTH                              446,111     246,366     199,745          45%
 LIFE                                            39,506       4,956      34,550          87%
                                                -------     -------      ------          --


 TOTAL CONSOLIDATED                            $485,617    $251,322    $234,295          48%
                                               ========    ========    ========          ==





           The Company is contingently liable to pay claims in the unlikely event that a reinsurer fails to meet its obligations under the reinsurance agreement. The Company's primary reinsurers are currently rated A+ (Superior) and A (Excellent) by A.M. Best. To the Company's knowledge, none of the Company's reinsurers have been unable to pay any policy claims on any reinsured business.

           In addition to the reinsurance agreements discussed below by segment, the Company reinsures portions of the coverage of its life insurance products to unaffiliated insurance companies under various reinsurance agreements, which allows the Company to write policies in amounts larger than the risk it is willing to retain on any one life. The mortality risk retention limit on each policy varies generally between $25,000 and $250,000.

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

           Senior Market Brokerage

           The Company reinsures most of its senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement premium currently being issued is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. The Company has also acquired various blocks of Medicare Supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%. The Company's long term care products currently produced are reinsured at percentages averaging 50%, while the long term care acquired with Union Bankers is 100% retained. The Final Expense Life insurance products currently being issued are reinsured on a 50% quota share basis. Under these reinsurance agreements, the Company reinsures the premiums earned, claims incurred and commissions on a pro rata basis and receives additional expense allowances for policy issue, administration and premium taxes.

           Career Agency

           Currently, the Company retains 100% of all life and health business issued by the career agency distribution other than the long term care and Medicare Supplement products, which products are reinsured on a 50% quota share basis.

           Special Markets

           The Company has 50% quota share and "excess of loss" reinsurance agreements with unaffiliated insurance companies on its medical insurance policies to reduce the liability on individual risks to amounts ranging between $50,000 and $250,000. Under these treaties, the Company performs all the underwriting and administration and receives various allowances for commission and expenses on the ceded portion of the premium. The major medical business acquired with Union Bankers is 100% retained but has an excess of loss reinsurance agreement limiting the liability on an individual risk to $250,000. Most of this business is in the process of being cancelled (see Cancellation of Major Medical Business above).

           In conjunction with the 1999 Acquisition, Peninsular entered into a coinsurance agreement with Occidental Life Insurance Company of North Carolina ("Occidental"), a former affiliate, to cede 100% of its direct business (primarily life and annuity business). Currently, A.M. Best rates Occidental B++. It is anticipated that this coinsurance agreement will be replaced with a full assumption agreement which will effectively transfer the business to Occidental. As of December 31, 2000, approximately 52% of the business had been transferred.

           Administration of Reinsured Blocks of Business

           The Company generally retains the administration for the reinsured blocks of business, including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, the Company also receives allowances as compensation for its administration.

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

           Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A. M. Best & Co. is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. A. M. Best has assigned a "B+" rating to American Pioneer, American Progressive, Constitution Life, Pennsylvania Life and Union Bankers. This rating means that in A. M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A. M. Best. A. M. Best has rated Peninsular Life "FPR5", which means the company has a "good" ability to meet its obligations to policyholders, based primarily on a quantitative evaluation of Peninsular Life's financial strength and operating performance. A. M. Best does not rate the other Insurance Subsidiaries.

           The Insurance Subsidiaries are not known to be currently rated by the Standard & Poors, Moody's or Duff and Phelps rating organizations. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on the Company's business, management believes that its marketing has enabled, and will continue to enable, the Insurance Subsidiaries to compete effectively.

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

           Applications for insurance are reviewed on the basis of the answers to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for on a standard basis; issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions, either permanently or for a period of time, or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. In New York and some other states, certain of the Company's products, including Medicare Supplement, are subject to "Community Rating" laws that severely limit or prevent underwriting of individual applications. See "Regulation - Health Care Reform".

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

           The reserves reflected in the Company's consolidated financial statements are calculated in accordance with generally accepted accounting principles ("GAAP"). These reserves are determined based upon the Company's best estimates of mortality and morbidity, persistency, expenses and investment income. The Company uses the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. (See Notes 2e and 2f to the Notes to the Consolidated Financial Statements).

INVESTMENTS

           The following table summarizes the Company's investment portfolio as of December 31, 2000 and 1999:

                              INVESTMENT PORTFOLIO


                                          December 31, 2000          December 31,1999

                                     Carrying        Percent of     Carrying         Percent of
                                      Value           Total           Value            Total
                                   (Fair Value)      Carrying       (Fair Value)     Carrying
                                   ------------      --------       ------------     --------
 (In thousands)                                                      Value             Value
Fixed Maturity Securities:

  U.S. Government and
   Government agencies (1)           $ 34,734         4.21%           $ 63,391         7.80%
  Mortgage backed (1)                 172,857        20.95%            153,316        18.87%
  Asset backed                         85,547        10.37%             64,496         7.94%
  Investment grade corporates         436,677        52.94%            428,317        52.73%
  Non-investment grade corporates      21,923         2.66%              8,040         0.99%
                                       ------         ----               -----         ----
Total fixed maturity securities       751,738        91.13%            717,560        88.33%

Cash and cash equivalents              40,250         4.88%             58,753         7.23%
Other Investments:
  Policy loans                         25,077         3.04%             25,640         3.16%
  Equity securities                     3,547          .43%              4,838         0.60%
  Mortgage loans                        2,281          .28%              2,743         0.34%
  Other invested assets                 2,037          .25%              2,763         0.34%
                                       ------         ----               -----         ----

Total invested assets                $824,930       100.00%           $812,297       100.00%
                                     ========       ======            ========       ======

- --------------
(1) US Government and government agencies include GNMA Mortgage backed securities.

           The following table shows the distribution of the contractual maturities of the Company's portfolio of fixed maturity securities by carrying value as of December 31, 2000. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

               CONTRACTUAL MATURITIES OF FIXED MATURITY SECURITIES

                                                                                                          Percent of
                                                                                   Carrying               Total Fixed
           Available for Sale                                                        Value                Maturities
           ------------------                                                   ------------------    ------------------


                                                                                             (In thousands)
           Due in 1 year or less                                                   $25,627                  3.41%
           Due after 1 year through 5 years                                        148,470                 19.75%
           Due after 5 years through 10 years                                      215,840                 28.71%
           Due after 10 years                                                      100,521                 13.37%
           Asset backed securities                                                  85,547                 11.38%
           Mortgage backed securities                                              175,733                 23.38%
                                                                                   -------                 -----
                                                                                  $751,738                100.00%
                                                                                  ========                ======

           The following table shows the distribution by carrying value (which is the estimate of fair value) of the Company's fixed maturity securities portfolio according to the ratings assigned by Standard & Poor's Corporation, as of December 31, 2000 and 1999:

               DISTRIBUTION OF FIXED MATURITY SECURITIES BY RATING

                            December 31, 2000                   December 31, 1999
                                             (In thousands)

                                                                                % of
                                          Carrying       % of                Carrying
Standard &              Value             Total          Value                 Total
Poor's              (Estimated            Fixed        (Estimated              Fixed
Rating              Fair Value)          Investment    Fair Value)           Investment

AAA                    $285,274             37.95%      $260,911             36.36%
AA                      105,749             14.07%        94,482             13.17%
A                       239,420             31.85%       257,702             35.91%
BBB                      99,372             13.22%        96,425             13.44%
BB                        7,965              1.06%         5,390              0.75%
B                        12,766              1.70%         2,255              0.31%
CCC                         799               .11%           395              0.06%
CC                           88               .01%             0              0%
D                           305               .04%             0              0%
                       --------            ------       --------            ------
Total                  $751,738            100.00%      $717,560            100.00%
                       ========            ======       ========            ======

           At December 31, 2000 and 1999, 97.1% and 98.9%, respectively, of the Company's fixed maturity investments were investment grade fixed maturity securities (i.e., those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service). This included approximately $172.8 million, at December 31, 2000 and $153.3 million, at December 31, 1999, of collateralized mortgage obligations secured by residential mortgages, representing approximately 23% and 26% of the Company's fixed maturity portfolio at December 31, 2000 and 1999, respectively. Certain classes of mortgage-backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage-backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage-backed securities.

           At December 31, 2000 and 1999, less than investment grade fixed maturity securities had aggregate carrying values (held at fair value) of $21.9 million and $8.0 million, respectively, amounting to 2.9% and 1.1%, respectively, of total investments and 1.8% and 0.7%, respectively, of total assets. The Company's holdings of less than investment grade corporate fixed maturity securities are diversified and the largest investment in any one such security at December 31, 2000 was $5.9 million, which was less than 0.5% of total assets. The Company wrote down the value of certain securities, considered to have been subject to an-other-than temporary decline in value, by $0.5 million and $0.6 million in 2000 and 1999, which was included in net realized gains (losses) on investments in the consolidated statements of operations.

INVESTMENT INCOME

           Investment income is an important part of the Company's total revenues and profitability. Management cannot predict the impact that changes in future interest rates will have on the Company's financial statements.

           The following table shows the investment results of the Company's total invested asset portfolio, for the three years ended December 31, 2000:

                               INVESTMENT RESULTS

                                                             Years Ended December 31,
                                                         2000              1999            1998
                                                                     (In thousands)

Total cash and invested assets, end of period           $ 824,930       $ 812,297        $ 164,674

Net investment income                                   $  56,945       $  29,313        $  10,721

Yield on average cash and investments                        6.88%           6.79%            6.67%

Net realized investment gains (losses) on the sale
of securities (including other than temporary
declines in market value)                               $     146       $    (241)       $     256

REGULATION

           General

           The Insurance Subsidiaries, like other insurance companies, are subject to the laws, regulations and supervision of the states in which they are domiciled (New York in the case of American Progressive, Florida in the case of American Pioneer and Peninsular Life, Pennsylvania in the case of Pennsylvania Life, Texas in the case of American Exchange, Constitution Life, Marquette and Union Bankers and provincial and federal law of Canada in the case of PennCorp Life of Canada). Effective December 21, 2000, Peninsular Life was re-domesticated to Florida from North Carolina. This was done primarily to reflect the move of its home office to Orlando, Florida, as well as its change in ownership from American Exchange to American Pioneer. Each company is also subject to regulation and supervision in the Insurance Department in each of the other states in which they are admitted and authorized to transact business. The purpose of such laws and regulations is primarily to provide safeguards for policyholders rather than to protect the interest of shareholders.

           Such regulations and supervision by the Insurance Departments extend, among other things, to the granting and revocation of licenses to transact business, the form and content of policies which may be offered, the setting of premium rates on health insurance policy forms, establishment of reserve and capitalization requirements, permissible investments, the form and content of statutorily-mandated financial statements, and the declaration and payment of dividends.

           Every insurance company that is a member of an "insurance holding company system" is generally required to register as such with the insurance regulatory authorities in each state in which it is authorized to do business and file periodic reports concerning its relationships with the insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions.

                     Each Insurance Subsidiary is required to file detailed reports with the insurance department of each state in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the National Association of Insurance Commissioners ("NAIC"), the Insurance Subsidiaries are examined periodically by examiners of the companies' domiciliary states and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. The status of completed examinations and examinations in progress is presented below:

Completed Examinations:

                                                 State                                             Year
                                              Conducting                  Years                    Exam                  Report

Company                                          Exam                    Examined               Completed                Status
- -------                                          ----                    --------               ---------                ------

American Progressive                           New York                  1995-97                   1999                  Final
America Pioneer                                 Florida                    1995                    1997                  Final
American Exchange                                Texas                     1997                    1999                  Final
Peninsular                                  North Carolina               1993-95                   1997                  Final
Pennsylvania Life                            Pennsylvania                1994-96                   1998                  Final
Union Bankers                                    Texas                   1995-97                   1999                  Final
Constitution Life                                Texas                   1995-97                   1999                  Final
Marquette                                        Texas                   1995-97                   1999                  Final

There are no material issues with respect to the completed examinations which would have an impact on the financial position of the respective companies.

Examinations in Progress:

                                                  State                             Years                            Expected
                                                Conducting                          Being                           Completion
Company                                            Exam                            Examined                            Date

America Pioneer                                  Florida                           1996-99                          June 2001
American Progressive                             New York                         1998-2000                       December 2001
Pennsylvania Life                              Pennsylvania                       1997-2000                       December 2001

Management does not believe that there are any material issues with respect to the examinations in progress which would have an impact on the financial position of the respective companies.

           Many states require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 2000 and 1999, securities totaling $33.1 million and $32.5 million, respectively (approximately 4.2% and 4.3%, respectively, of the carrying value of the Company's total investments), were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards established by the particular state.

           Codification of Statutory Accounting Practices

           In 1998, the NAIC approved a codification of statutory accounting principles, effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's Insurance Subsidiaries use to prepare their statutory financial statements. The Company does not believe that such changes will have a material adverse impact on the reported statutory financial condition of any such subsidiaries.

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

           Dividend and Distribution Restrictions

           Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $8.2 million at December 31, 2000.

           Under Pennsylvania and Texas insurance law, a life insurer may pay dividends or make distributions from accumulated earning without the prior approval of the Insurance Department, provided they do not exceed the greater of
(i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year.

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

           During the year ended December 31, 2000, Pennsylvania Life and Union Bankers paid ordinary dividends to American Exchange of $2.9 million and $2.0 million, respectively. Additionally, Peninsular Life paid an extraordinary dividend of $1.5 million to Universal American in 2000.

           Based on the current dividend regulations of the respective states, Pennsylvania Life and Union Bankers would be able to pay ordinary dividends of approximately $12.1 million and $1.4 million respectively, to American Exchange without prior approval from the respective departments. Additionally,

Peninsular Life would be able to pay ordinary dividends of approximately $1.2 million to American Pioneer without prior approval from the Florida Insurance Department.

           Risk-Based Capital Requirements

           The NAIC's risk-based capital ("RBC") requirements for insurance companies take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The Company believes that its Insurance Subsidiaries are adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, should the Insurance Subsidiaries' RBC position decline in the future, the Insurance Subsidiaries' continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected might be affected.

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

           Whether or not Congress passes any further health reform measures in the foreseeable future cannot be determined at the present time; however, it is likely that health reform will continue to reappear on the legislative agenda in the future. Such additional healthcare reform proposals also could require standardization of major medical or long term care coverages, impose mandated or target loss ratios or rate regulation, require the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers. These or other proposals could increase or decrease the level of competition among health insurers. In addition, changes could be made in Medicare that could necessitate revisions in the Company's Medicare Supplement products. Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could have effects on the Company's business, some of them adverse. The Company is unable to predict what changes to the country's health care system will be enacted, if any, or their effects on the Company's business. (See "Regulation").

           Other Possible Changes in Legislation

           Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company's business.

           A portion of the Company's insurance business is the sale of deferred annuities and certain life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to federal income tax on increases in the value of an annuity or life insurance contract until some form of distribution is made from the contract. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance, which, if enacted, might have an adverse effect on the ability of the Company to sell the affected products in the future. The Company is not aware that Congress is actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life insurance; however, it is possible that the tax treatment of annuities or life insurance could change by legislation or other means (for example, by Internal Revenue Service regulations or judicial decisions).

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

EMPLOYEES

           At March 1, 2001, the Company employed approximately 790 employees, none of whom are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

                          MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

           The following table sets forth certain information concerning the Directors and Officers of the Company:

                                                          POSITION WITH THE COMPANY, PRESENT PRINCIPLE
                                                           OCCUPATION OR EMPLOYMENT AND PAST FIVE-YEAR
 NAME                                AGE                             EMPLOYMENT HISTORY
 --------------                    -------     --------------------------------------------------------------------------

Richard A. Barasch                   47        Director, Chairman of the Board (since December 1997), President and Chief
                                               Executive Officer of the Company; Director and President of American
                                               Progressive; and Chairman of the Board of all the other subsidiaries.  Mr.
                                               Barasch has been a director and executive officer of the Company since July
                                               1988, President since April 1991 and Chief Executive Officer since June 15,
                                               1995.  He has held his positions with the Company's subsidiaries since their acquisition or organization by the Company.

                                       19

Robert A. Waegelein, C.P.A.          40        Senior Vice President and Chief Financial Officer of the Company (since
                                               October 1990) and of the Company's subsidiaries since they were acquired or organized.  Prior to that, Mr. Waegelein, a certified public accountant, was employed by KPMG Peat Marwick LLP, the Company's then independent public accountants, in positions of increasing responsibility, finally serving as
                                               Senior Manager.

Gary W. Bryant, C.P.A.               51        Senior Vice President of the Company since June 15, 1995 and Chief Operating
                                               Officer since June 7, 2000.  President, Chief Executive Officer and Director
                                               of American Pioneer since April 1983.  President and a director of American
                                               Exchange (since December 1997), Constitution Life, Marquette, Peninsular
                                               Life and Union Bankers (since March 2000) and Chairman of the Board of AIAG
                                               (since January 2000).

William E. Wehner, C.L.U.            57        President and Director of Pennsylvania Life since April 2000, Executive Vice
                                               President and Chief Operating Officer of American Progressive since May
                                               1991 and Senior Vice President and Chief Marketing Officer of American
                                               Pioneer since November 1997.  Mr. Wehner was employed for over twenty years by Mutual Life Insurance Company of New York and its affiliates in positions of increasing responsibility, finally serving as Vice President for Group Insurance.

Bradley E. Cooper                    34        Director of the Company since July 1999.  Mr. Cooper is a Partner and co-founder of Capital Z Financial Services Fund II L.P. ("Capital Z") which owns 55.8% of the Company's outstanding stock.  Prior to joining Capital Z,
                                               Mr. Cooper served in similar roles at Insurance Partners, L.P. ("Insurance
                                               Partners") and International Insurance Investors, L.P.  Prior to the
                                               formation of Insurance Partners, Mr. Cooper was a Vice President of
                                               International Insurance Advisors, Inc. and was an investment banker in the
                                               Financial Institutions Group at Salomon Brothers, Inc.  Mr. Cooper currently serves on the board of directors of Superior National Insurance Group,
                                               Highlands Insurance Group, CERES Group, Inc., American Capital Access
                                               Holdings, eStellarnet, Inc. and Inlumen, Inc.

Susan S. Fleming                     30        Director of the Company since July 1999.  Ms. Fleming is a Principal of
                                               Capital Z.  Prior to joining Capital Z, Ms. Fleming served as Vice President of Insurance Partners and was an investment banker in the Mergers and
                                               Acquisitions Financial Institutions Group at Morgan Stanley & Co.  Ms.
                                               Fleming currently serves on the Board of Directors of CERES Group, Inc.

Mark M. Harmeling                    48        Director of the Company since July 1990 and Director of American Progressive since December 1992.  Mr. Harmeling is Managing Director of TA Associates
                                               Realty, a pension fund advisory firm.  He was previously President of Bay
                                               State Realty Advisors, a real estate management and development company.
                                               Mr. Harmeling is also a Director of  Rochester Shoetree Corporation (since
                                               1988) and Applied Extrusion Technologies, Inc. (since 1987).

Bertram Harnett                      77        Director of the Company and American Pioneer since June 1996 and from July
                                               29, 1988 to February 9, 1989.  Mr. Harnett is President of the law firm of
                                               Harnett Lesnick & Ripps P.A., Boca Raton, Florida and its predecessors since 1988 and a practicing lawyer since 1948.  He is the author of treatises on insurance law and is a former Justice of New York State
                                               Supreme Court.

Patrick J. McLaughlin                42        Director of the Company since January 1995.  Mr. McLaughlin has been a
                                               Managing Director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993.
                                               Prior to that he was an Executive Vice President and Chief Investment
                                               Officer of Life Partners Group, Inc. (April 1990 to April 1993), Managing
                                               Director of Conning & Company (August 1989 to April 1990) and Senior Vice
                                               President and Chief Investment Officer of ICH Corporation (March 1987 to
                                               August 1989).

Robert A. Spass                      45        Director of the Company since July 1999.  Mr. Spass is a Partner and co-founder of Capital Z. Prior to founding Capital Z, Mr. Spass was the
                                               Managing Partner and co-founder of Insurance Partners.  Prior to the formation of Insurance Partners, Mr. Spass was President and CEO of
                                               International Insurance Advisors Inc.  Prior to that, Mr. Spass was a
                                               Director of Investment Banking at Salomon Brothers and a Senior Manager for
                                               Peat Marwick Main & Co.  Mr. Spass serves on the board of directors of
                                               Highlands Insurance Group, Superior National Insurance Group, CERES Group,
                                               Inc., Kinexus, Aames Financial Corp. and USI Insurance Services Corp.

Richard Veed                         48        Director of the Company since April 1997.  Mr. Veed has been a Managing
                                               Partner of AAM Investment Banking Group, Ltd. Since October 1993.  Prior to
                                               that, he was President of Guaranty Reassurance Corp. from September 1992 to
                                               May 1993 and a Partner at Arthur Andersen & Co. from 1987 to August 1992.
                                               He is also a Director of HomeVest Financial Group, Inc. and Wasatch Crest
                                               Group, Inc.

Robert F. Wright                     75        Director of the Company since June 1998.  Mr. Wright has been President of
                                               Robert F. Wright Associates, Inc. since 1988. Prior to that Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP from
                                               1960 to 1988.  Mr. Wright is Director of Hanover Direct, Inc., Reliance
                                               Standard Life Insurance Company (and its affiliates), Deotexis, Inc., GVA
                                               Williams, The Navigators Group, Inc., Quadlogic Controls Corp., and U.S.
                                               Timberlands Company, L.P.

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

           The Board of Directors has an Audit Committee, which also acts as a Transactions Committee, consisting of Messrs. Harmeling, McLaughlin, Veed and Wright; a Compensation Committee consisting of Ms. Fleming and Messrs. Harmeling and Veed; and an Executive Committee consisting of Messrs. Barasch, Cooper, Harnett, McLaughlin and Spass. The Audit Committee is empowered to consult with the Company's independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters and, as the Transactions Committee, reviews and makes recommendations to the Board on certain capital transactions entertained by the Company. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of officers of the Company. The Executive Committee has the authority to act between Board meetings on behalf of the Board, on all matters allowed by law.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding transactions with management, directors and others with the Registrant is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 2 - PROPERTIES

           The company currently leases from unaffiliated parties: (i) approximately 9,000 square feet of office space in Rye Brook, New York, under a lease expiring in October 2004; (ii) 2,500 square feet of office space, under a lease expiring in August 2003; 29,000 square feet of office space, under a lease expiring in February 2004; and 1,600 square feet of office space, under a lease expiring in June 2005, in Orlando, Florida; (iii)1,200 square feet of rental house space, under a lease expiring August 2001, 5,100 square feet of warehouse space, under a lease expiring June 2005; 32,000 square feet of office space, under a lease expiring in November 2007, with one renewal at the Company's option for a period of five years; and 8,200 square feet of office/warehouse space, under a lease expiring November 2007; 6,000 square feet of warehouse space, under a lease expiring November 2007 in Pensacola, Florida; (iv) 2,700 square feet in Richardson, Texas, under a lease expiring in March 2001; (v) 67,000 square feet in Raleigh, North Carolina, under a lease expiring January 2001; (vi) 22,000 square feet of office space and 6,000 square feet of warehouse space, both under a lease expiring November 2001 in Mississauga, Ontario; (vii) 14,300 square feet of office space in Clearwater, Florida, under a lease expiring December 2002; (viii) 11,500 square feet of office space in Weston, Florida, under a lease expiring June 2008. These leases represent the operating offices of American Progressive, American Pioneer Life, WorldNet Services Corp, American Exchange Life, Pennsylvania Life, PennCorp Life of Canada, AIAG, and CHCS respectively, and carry an aggregate annual rental of approximately $1.8 million. The company also leases a smaller office in Andalusia, Alabama, for an aggregate annual rental of approximately $17,000.

ITEM 3 - LEGAL PROCEEDINGS

           No reportable litigation was pending at December 31, 2000. The Company is party to various lawsuits arising out of the ordinary conduct of its business, none of which, the Company believes, would have a material adverse effect upon the business of the Company if it were to be adversely determined.

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

                                                                                Common Stock
                                                                            High              Low
              1998
              First Quarter                                                3.000             2.375
              Second Quarter                                               2.938             2.938
              Third Quarter                                                2.875             2.125
              Fourth Quarter                                               2.875             2.000
              1999
              First Quarter                                                4.000             3.000
              Second Quarter                                               4.000             3.031
              Third Quarter                                                5.188             3.375
              Fourth Quarter                                               4.813             3.375
              2000
              First Quarter                                                4.625             3.500
              Second Quarter                                               4.156             3.250
              Third Quarter                                                5.250             3.688
              Fourth Quarter                                               4.375             3.813
              2001
              First Quarter (through March 1)                              4.188             3.438

           As of March 1, 2001, there were approximately 1,900 holders of record of the Common Stock. On March 1, 2001, the bid and ask sales prices for the Common Stock were $3.875 and $4.000.

DIVIDENDS

           The Company has neither declared nor paid dividends on its Common Stock and no such dividends are likely in the foreseeable future. Any future decision to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, the ability of the Company to pay cash dividends, if and when it should wish to do so, may depend on the ability of its subsidiaries to pay dividends to the Company. See "Regulation - Dividend and Distribution Restrictions".

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA


                                                                         Year ended December 31,
                                                   ------------------------------------------------------------------------
INCOME STATEMENT DATA:                              2000 (7)      1999 (4)           1998          1997 (5)         1996 (6)
                                                   --------      ---------         --------       ---------       ----------
                                                                  (In thousands, except for per share data)
Direct premium and policyholder fees               $451,323       $252,553         $131,044       $ 99,339        $  55,287
Reinsurance premium assumed                           3,055          1,751              998            998           10,522
Reinsurance premium ceded                          (234,625)      (138,827)         (89,546)       (62,623)         (25,664)
                                                   --------      ---------         --------       ---------       ----------
Net premium and other policyholder fees             219,753        115,477           42,496         37,714           40,145

Net investment income                                56,945         29,313           10,721         10,023            9,850
Realized gains                                          146           (241)             256          1,133              240
Fee and other income                                  7,247          3,587            2,616          2,460            3,152
Total revenues                                      284,091        148,136           56,089         51,330           53,387
Total benefits, claims and other
   Deductions                                       251,025        132,080           52,157         48,119           53,014
Operating income before taxes                        33,066         16,056            3,932          3,211              373
Net income after taxes                               22,885          9,813            2,608          2,119              104
Net income applicable to common
  Shareholders (1)                                   22,885          9,633            2,174          1,870              104
Earnings per share:
Basic                                                 $0.49          $0.42            $0.29          $0.26            $0.01
Diluted                                               $0.49          $0.34            $0.20          $0.18            $0.18

                                                                               December 31,
                                                  -------------------------------------------------------------------------
BALANCE SHEET DATA:                                  2000           1999             1998           1997             1996
                                                  -------------------------------------------------------------------------
                                                                 (In thousands, except for per share data)
Total cash and investments                         $824,930        $812,297        $164,674        $159,429        $144,681
Total assets                                      1,189,864       1,153,421         283,302         272,575         242,237
Policyholder account balances                       223,681         238,665         154,886         145,085         134,539
Loan payable                                         69,650          70,000           4,750           3,500              --
Series B Preferred Stock                                 --              --           4,000           4,000           4,000
Series C Preferred Stock                                 --              --           5,168           5,168              --
Series D Preferred Stock                                 --              --           2,250              --              --
Stockholders' equity                                173,949         133,965          28,318          25,706          22,079
Stockholders' equity per share of
Common Stock :
   Basic (2)                                          $3.72           $2.92           $3.18           $2.96           $2.53
   Diluted (3)                                        $3.67           $2.91           $2.59           $2.39           $2.12


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

(7) Includes the results of AIAG since its acquisition on January 6, 2000, and CHCS since its acquisition on August 10, 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

         Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to Universal American specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Universal American disclaims any obligation to update forward-looking information.

INTRODUCTION

         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related consolidated footnotes included elsewhere.

         The Company owns nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution Life"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular Life"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company of Canada ("PennCorp Life of Canada") and Union Bankers Insurance Company ("Union Bankers"). Six of these companies, Pennsylvania Life, PennCorp Life of Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999. In addition to the Insurance Subsidiaries, Universal American owns three third party administrators: American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 2, 2000, Capitated Health Care Services, Inc., ("CHCS"), which was purchased August 10, 2000 and WorldNet Services Corp. ("WorldNet") that process the Company's brokerage senior market policies, as well as business for unaffiliated insurance companies.

DESCRIPTION OF SEGMENTS

         Currently, the Company manages its business, with primary emphasis on its distribution channels, through four operating segments, Senior Market Brokerage, Career Agency, Special Markets and Administrative Services and also maintains a Corporate segment.

SENIOR MARKET BROKERAGE - This distribution channel consists of a general agency system and insurance brokerage system that focus on the sale of products in the senior market segment, including Medicare Supplement, long term Care, Final Expense Life Insurance and annuities.

CAREER AGENCY SYSTEM - The Career Agency Segment was acquired in the 1999 Acquisition in July 1999 and comprises the operations of Pennsylvania Life and PennCorp Life of Canada. PennCorp Life of Canada operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania Life U.S.") and Canada. The Career Agency segment is comprised of a career agency field force, which distributes fixed benefit accident and sickness, life insurance and supplemental senior health insurance in the United States and Canada. The Career Agents are under exclusive contract with Pennsylvania Life and PennCorp Life of Canada.

SPECIAL MARKETS - Through its own operating history and through prior acquisitions, Universal American has accumulated various lines of business that it manages in its Special Markets segments. These products include traditonal, interest-sensitive and group life insurance, individual medical and other accident and health insurance.

ADMINISTRATIVE SERVICES - In connection with the acquisition of AIAG and CHCS, Universal American has increased its efforts on the development of the Administrative Services segment. The primary services are to act as a third party administrator and service provider on various senior supplemental health insurance products offered by both affiliated and unaffiliated insurance companies. Services performed include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities.

CORPORATE & ELIMINATIONS - This segment includes the corporate activities of the holding company, including interest on debt. This segment also includes the elimination of intersegment revenues and expenses that are reported gross in each of the operating segments. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency, Senior Market Brokerage and Special Market segments and interest on notes issued by the Corporate segment to the other operating segments.

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         For the purposes of assessing each segment's contribution to net income, management evaluates the results of these segments on a pre-tax, and realized gain (loss) basis. The following table reflects each segment's contribution to net income and a reconciliation to net income for these items.

                                                                              For the year ended December 31,
                                                                        --------------------------------------------
                                                                         2000              1999               1998
                                                                        --------         --------           -------
                                                                                      (in thousands)
Career Agency                                                           $29,426           $12,198              $  -
Senior Market Brokerage                                                   5,491             3,871             2,084
Special Markets                                                           4,790             4,618             1,115
Administrative Services                                                   3,844             2,036             1,980
                                                                        --------         --------           -------
  Segment operating income                                               43,551            22,723             5,179

Corporate & Eliminations                                                (10,631)           (6,426)           (1,503)
                                                                        --------         --------           -------
Operating income before realized gains and Federal income                32,920            16,297             3,676
  taxes

Realized gains (losses)                                                     146             (241)               256
Federal income taxes                                                    (10,181)          (6,243)            (1,324)
Redemption accrual on Series C and Series D Preferred Stock                  --             (180)              (434)
                                                                        --------         --------           -------
  Net Income                                                            $22,885           $ 9,633           $ 2,174
                                                                        ========         ========           ========

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Consolidated net income after Federal income taxes increased by $13.3 million to $22.9 million ($0.49 per share) in 2000, compared to $9.6 million ($0.34 per share) in 1999. Operating income before realized gains and Federal income taxes increased by $16.6 million to $32.9 million in 2000 compared to $16.3 million in 1999.

         Operating income from the Career Agency segment increased by $17.2 million, reflecting the impact of a full year's results in 2000 compared to five months in 1999. The results for 2000 trend consistently with 1999 on an annualized basis.

         The Senior Market Brokerage segment improved results by more than 40%, increasing operating income by $1.6 million. This improvement is the result of continued internally generated growth of business in the segment, primarily in the medicare supplement and long term care lines, offset in part by a slight deterioration in overall loss ratios for the segment.

         The operating results for the Special Markets segment improved by approximately 4% over 1999. This reflects the impact of a full year's results in 2000 from the companies acquired in 1999 compared to five months in 1999. However, underwriting results for the segment were negatively impacted by a deterioration of the loss ratios in the major medical line of business. Based, in part by the poor performance of this block of business, and in an effort to focus more on strategic lines, management decided to exit the major medical business during 2000 and as a result, wrote off $1.4 million of deferred acquisition costs relating to that line of business.

         Operating income for the Administrative Services segment nearly doubled in 2000 compared to 1999, primarily as a result of the acquisitions of AIAG in January, 2000 and CHCS in August 2000.

         The increase in the operating loss from the Corporate & Eliminations segment reflects the inclusion of a full year of costs related to the acquisition financing in 2000, compared to five months for 1999.

         The effective tax rate for the Company was 30.8% for 2000 as compared to 38.9% in 1999. The decrease in the tax rate was primarily due to the release of valuation reserves on certain of the tax loss carryforwards which were not considered necessary as a result of the increased profitability of the Administrative Services segment.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Consolidated net income after Federal income taxes increased by $7.5 million to $9.6 million ($0.34 per share) in 1999, compared to $2.2 million ($0.20 per share) in 1998. Operating income before realized gains and Federal income taxes increased by $12.6 million to $16.3 million in 1999 compared to $3.7 million in 1998.

         The addition of the Career Agency segment, acquired in July, 1999 added $12.2 million of operating income during 1999.

         The Senior Market Brokerage segment improved by $1.8 million, compared to 1998 as a result of internally generated growth combined with improvement in overall loss ratios.

         The Special Market segment improved by over $3.5 million, primarily as the result of the companies acquired during 1999.

         Results for the Administrative Services segment for 1999 were consistent with 1998.

         The effective tax rate for the Company was 38.9% in 1999 as compared to 33.8% in 1998. The increase in the tax rate was primarily due to the addition of the Canadian operations included in the Career Agency segment. The effective tax rate on the Canadian operations was approximately 45%.


SEGMENT RESULTS - CAREER AGENCY

                                                                          For the year ended December 31,
                                                                       ---------------------------------------
                                                                        2000             1999           1998
                                                                       --------        -------         -------
                                                                                  (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                      $17,258        $ 7,198          $ --
  Accident & Health                                                     112,100         48,365            --
                                                                       --------        -------         -------
  Net premiums                                                          129,358         55,563            --
Net investment income                                                    31,714         12,133            --
Other income                                                                647            228            --
                                                                       --------        -------         -------
  Total revenue                                                         161,719         67,924            --
                                                                       --------        -------         -------
Policyholder benefits                                                    81,432         30,396            --
Interest credited to policyholders                                        1,657            437            --
Change in deferred acquisition costs                                   (12,476)        (2,919)            --
Amortization of present value of future profits and
goodwill                                                                  (584)          (427)            --
Commissions and general expenses, net of allowances                      62,264         28,239            --
                                                                       --------        -------         -------
  Total benefits, claims and other deductions                           132,293         55,726            --
                                                                       --------        -------         -------
  Segment operating income                                              $29,426        $12,198          $ --
                                                                       --------        -------         -------


YEAR ENDED DECEMBER 31, 2000 AND 1999

         Operating income from the Career Agency segment increased by $17.2 million, reflecting the impact of a full year's results in 2000 compared to five months in 1999.

         REVENUES. Net premiums for the year fell by approximately 3% for the segment compared to 1999 on an annualized basis. Canadian operations accounted for approximately 36% of the net premiums for both 2000 and 1999. During the year, the Company began to develop new products for the Career Agency sales force which are based on the Senior Market Brokerage products. Additionally, the Company was focused on the recruiting and training of new agents during the year. Management expects that the impact of these efforts will begin to be reflected in the Segment's results during the first half of 2001.

         Net investment income increased by approximately 9% over 1999 on an annualized basis. The increase results from the increase in the average invested assets for the comparable periods. Average invested assets increased as a result of earnings for the year, as well as the movement of the proceeds from certain acquisition related transactions from short-term in 1999 to long-term investments in 2000.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately 12% compared to 1999 on an annualized basis. This was due to higher overall loss ratios.

         The increase in deferred acquisition costs was approximately $5.5 million more in 2000, compared to the increase in 1999 on an annualized basis and is directly related to the new business sold in 2000. The deferred acquisition costs in this segment relates solely to business sold subsequent to the Penn Union acquisition.

         Commissions and other operating expenses decreased by approximately $5.5 million or 8% in 2000 compared to 1999 on an annualized basis. Approximately $2.2 million of the decrease relates to a reduction in the overall commission rate for the Career Agents, as well as a reduction in stock-based compensation related to agent production. The remaining decrease relates to the decrease in production as compared to 1999 on an annualized basis.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                          For the year ended December 31,
                                                                        ---------------------------------------
                                                                         2000          1999              1998
                                                                        -------       -------           --------
                                                                                  (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                      $ 3,669       $ 1,068           $ 1,738
  Accident & Health                                                      48,451        31,574            20,069
                                                                        -------       -------           --------
  Net premiums                                                           52,120        32,642            21,807
Net investment income                                                    11,391         9,422             8,166
Other income                                                                  3            41                --
                                                                        -------       -------           --------
  Total revenue                                                          63,514        42,105            29,973
                                                                        -------       -------           --------
Policyholder benefits                                                    40,656        23,643            16,589
Interest credited to policyholders                                        4,996         5,550             5,458
Change in deferred acquisition costs                                    (5,015)       (3,722)           (3,783)
Amortization of present value of future profits and
goodwill                                                                   183           183               200
Commissions and general expenses, net of allowances                      17,203        12,580             9,425
                                                                        -------       -------           --------
  Total benefits, claims and other deductions                            58,023        38,234            27,889
                                                                        -------       -------           --------
  Segment operating income                                              $ 5,491       $ 3,871           $ 2,084
                                                                        -------       -------           --------

         The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market brokerage segment and the corresponding average amount of premium retained. The Company reinsures all of its senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement written premium is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. The Company has also acquired various blocks of Medicare Supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%. Under these reinsurance agreements, the Company reinsures the claims incurred and commissions on a pro rata basis and receives additional expense allowances for policy issue, administration and premium taxes.

                                               2000                 1999                 1998
                                               ----                 ----                 ----
                                          Gross       Net      Gross       Net      Gross      Net
                                         Premiums  Retained   Premiums  Retained   Premiums  Retained

     Medicare Supplement acquired          $145,972       8%     $95,062      13%     $66,263     20%

     Medicare Supplement written             82,013      31%      34,810      34%      13,913     41%

     Other supplemental health               20,701      56%      12,812      60%       7,943     50%

     Senior life insurance                    6,625      50%       3,560      50%       4,288     50%
                                             ------               ------               ------

     Total Gross premiums                  $255,311      20%    $146,244      22%     $92,407     24%
                                        ===========            ===========           =========


YEAR ENDED DECEMBER 31, 2000 AND 1999

         Operating income from the Senior Market Brokerage segment increased by $1.6 million, or 42%, in 2000 compared to 1999.

         REVENUES. Gross premium written increased $109.1 million, or 75% over 1999. This increase consists of an increase of $47.2 million, or 135%, on Medicare Supplement business written by the Insurance Subsidiaries, an increase of $50.9 million on Medicare Supplement premium acquired through acquisition, an increase of $7.9 million in other senior supplemental health premium and $3.1 million in senior life insurance premium.

         This increase in gross premium written by the Insurance Subsidiaries was the result of the increase in sales of $48.5 million, or 133%, of the senior market product portfolio from $36.6 million in

1999 to $85.1 million in 2000. Medicare Supplement written premium grew as a result of the increase in number of general agents under contract and by the dis-enrollment of policyholders by various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to various rate increases implemented by the Company in 2000, offset by expected lapses.

         The 1999 amount of Medicare Supplement acquired gross premium includes approximately $36.7 million of gross premiums received on the policies acquired in the 1999 Acquisition for the five months ended December 31, 1999. This premium amounts to $88.1 million on an annualized basis and as adjusted, 1999 premiums for the acquired blocks of business decreased by $0.5 million compared to 1998.

         The increase of $7.9 million in other supplemental senior health gross premiums is the result of increased sales of long term care products and an increase of $2.8 million due to the inclusion in 2000 of twelve months of long term care premiums acquired in the 1999 Acquisition compared to five months in 1999. Senior life insurance premium increased as a result of more general agents under contract.

         Net premiums for the year increased by approximately $19.5 million, or 60%, compared to 1999. The net premiums did not increase in line with the gross premiums due to the amount of retained Medicare Supplement written premium decreasing from 34% in 1999 to 31% in 2000. This reduction in retained premium is a result of increased writing by American Pioneer that has 75% quota share reinsurance agreements in force. The retained Medicare Supplement acquired premium decreased from 13% in 1999 to 8% in 2000 as a result of the inclusion of a full year of the Medicare Supplement premium acquired in connection with the 1999 Acquisition, which premium was 100% reinsured under agreements that predated the acquisition. The other supplemental senior health insurance retained decreased from 60% in 1999 to 56% in 2000 as result of the increased writing of long-term care insurance that is reinsured pursuant to 50% quota share reinsurance agreements.

         Net investment income increased by approximately 21% over 1999 as a result of the increase in the average invested assets for the comparable periods. Average invested assets increased as a result of earnings for the year.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $17.0 million, or 72%, compared to 1999. The net policyholder benefits increased more than the net premium primarily due to an increase in loss ratios on the Medicare Supplement written policies from approximately 70% in 1999 to 75% in 2000. The Company has implemented rate increases, which will be effective during 2001. The loss ratios on the Medicare Supplement acquired policies decreased slightly from 84% in 1999 to 83% in 2000. In addition, the net benefits incurred on the business acquired in the 1999 Acquisition increased $2.0 million as a result of including twelve months of operations in 2000 compared to five months in 1999.

         Interest credited to policyholders decreased by approximately $0.6 million, or 10%, as a result of the decrease in the effective interest rate credited to the policies in 2000 compared to 1999 and the expected lapses of the policies in force.

          The increase in deferred acquisition costs was approximately $1.3 million more in 2000, compared to the increase in 1999. The increase in deferred acquisition costs relates to the increase in premiums issued during 2000 compared to 1999.

         Commissions and other operating expenses increased by approximately $4.6 million or 37% in 2000 compared to 1999. The following table details the components of commission and other operating expenses:

                                                                     2000         1999
                                                                     ----         ----

       Commissions                                                 $ 43,131    $ 24,181
       Other operating costs                                         33,345      21,262
       Reinsurance allowances                                       (59,273)    (32,863)
                                                                   --------    --------

       Commissions and general expenses, net of allowances           17,203    $ 12,580
                                                                   ========    ========

         The ratio of commissions to gross premiums remained flat at 16.9% and 16.5% in 2000 and 1999, respectively. Other operating costs as a percentage of gross premiums decreased to 13.1% in 2000 from 14.5% in 1999. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded were flat at 29.2% in 2000 compared to 28.9% in 1999.

YEAR ENDED DECEMBER 31, 1999 AND 1998

         Operating income from the Senior Market Brokerage segment increased by $1.8 million, or 86%, in 1999 compared to 1998.

         REVENUES. Gross premium earned before reinsurance increased $53.8 million, or 58%, over 1998. This consists of an increase of $20.9 million on Medicare Supplement business written by the Insurance Subsidiaries, an increase of $28.8 million on Medicare Supplement premium acquired through acquisition, an increase of $4.9 million in supplemental senior health premium and a reduction of $0.7 million in senior life insurance premium.

         This increase in Medicare Supplement gross premium written by the Insurance Subsidiaries was the result of the rapid growth of the senior market product portfolio from 1997 to 1999. This growth was a result of the increase in Medicare Supplement issued premium generated by the increase in the number of general agents under contract and by the dis-enrollment of policyholders by various HMO's.

         The 1999 amount of Medicare Supplement acquired premium includes approximately $36.7 million of gross premiums received relating to the 1999 Acquisition for the five months ended December 31, 1999. Medicare Supplement premiums for the remaining acquired blocks of business decreased by approximately $7.9 million as a result of expected lapses of the in force policies.

         The increase of $4.9 million in other supplemental senior health gross premiums is the result of increased sales of long term care products and an increase of $2.0 million due to the inclusion of long term care premiums acquired in the 1999 Acquisition for the five months in 1999.

         Net premiums for the year increased by approximately $10.8 million, or 50%, compared to 1998. Included in the 1999 amount were $1.9 million of net premiums acquired in the 1999 Acquisition. The remaining increase was less than the increase in gross premiums discussed above due to the amount of retained Medicare Supplement written premium decreasing from 41% in 1998 to 34% in 1999. This decrease is the result of increased writing by American Pioneer, which has 75% quota share reinsurance agreements in force. The retained Medicare Supplement acquired premium decreased from 20% in 1998 to 13% in 1999 as a result of the inclusion of the Medicare Supplement premium acquired in connection with the 1999 Acquisition, which premium was 100% reinsured under agreements that predated the acquisition.

         Net investment income increased by approximately 15% over 1998 to $9.4 million, as a result of the increase in the average invested assets for the comparable periods. Average invested assets increased as a result of earnings for the year.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $7.1 million, or 43%, from 1998, compared to the increase in net premiums of 50% noted above. The policyholder benefits did not increase as much as net premiums due to a decrease in loss ratios on the acquired block of Medicare Supplement premium from approximately

95% in 1998 to 84% in 1999. The loss ratios on the Medicare Supplement written business increased slightly from 69% in 1998 to 70% in 1999. Included in the 1999 amount were $1.4 million of net benefits incurred on the business acquired in the 1999 Acquisition.

         Interest credited to policyholders decreased by approximately $0.6 million, or 10%, as a result of the decrease in the effective interest rate credited to the policies in 1999 compared to 1998 and the expected lapses of the policies in force.

          The increase in deferred acquisition costs amounted to $3.7 million and $3.8 million in 1999 and 1998, respectively. Increases in the deferred acquisition costs on the supplemental senior health products were offset by corresponding decreases in the annuity deferred acquisition costs balances.

         Commissions and other operating expenses increased by approximately $3.2 million, or 34%, in 1999 compared to 1998. The following table details the components of commission and other operating expenses:

                                                              1999         1998

       Commissions                                           $ 24,181    $ 19,516
       Other operating costs                                   21,262      12,815
       Reinsurance allowances                                 (32,863)    (22,906)
                                                            ----------   --------

       Commissions and general expenses, net of allowances   $ 12,580     $ 9,425
                                                            ==========   ========


         The ratio of commissions to gross premiums decreased to 16.5% in 1999 from 21.1% in 1998, as a result of the implementation of rate increases on the acquired Medicare Supplement business. Other operating costs as a percentage of gross premiums increased to 14.5% in 1999 from 13.9% in 1998 as a result of the increase in the production of new sales in 1999 over the 1998 amount and the inclusion of the expenses incurred on the business acquired in the 1999 Acquisition. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded were flat at 29.2% in 1999 compared to 28.9% in 1998.

SEGMENT RESULTS - SPECIAL MARKETS

                                                                          For the year ended December 31,
                                                                          2000        1999         1998
                                                                        --------     --------    --------
                                                                                  (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                      $12,773      $ 9,325      $ 6,485
  Accident & Health                                                      25,502       17,947       14,204
                                                                        --------     --------    --------
  Net premiums                                                           38,275       27,272       20,689
Net investment income                                                    14,704        8,662        3,125
Other income                                                                332          246          238
                                                                        --------     --------    --------
  Total revenue                                                          53,311       36,180       24,052
                                                                        --------     --------    --------
Policyholder benefits                                                    31,831       19,216       14,405
Interest credited to policyholders                                        3,477        2,681        1,782
Change in deferred acquisition costs                                      1,566          412          253
Amortization of present value of future profits and                         230          314          145
goodwill
Commissions and general expenses, net of allowances                      11,417        8,939        6,352
                                                                        --------     --------    --------
  Total benefits, claims and other deductions                            48,521       31,562       22,937
                                                                        --------     --------    --------
  Segment operating income                                              $ 4,790      $ 4,618      $ 1,115
                                                                        --------     --------    --------

YEAR ENDED DECEMBER 31, 2000 AND 1999

Operating results for the year improved approximately 4% in 2000 compared to 1999.

         REVENUES. Net premiums for the year increased by $11.0 million or 40% compared to 1999. Approximately $10.6 million of the increase, including $3.3 million of life and $7.3 million of accident and health, relates to the impact of a full year's results in 2000 for the companies acquired in 1999, compared to five months as reported in 1999.

         Net investment income increased by $6.0 million compared to 1999, primarily due to twelve months of the acquired companies compared to five months in 1999.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits increased by $12.6 million in 2000 compared to 1999. Approximately $9.8 million relates to the impact of a full year's results from the acquired companies in 2000 compared to five months in 1999. Approximately $2.0 million results from deterioration in the loss ratios for the health business of the segment. The remaining increase relates to adverse mortality in 2000 compared to 1999.

         The increase in interest credited of $0.8 million was due primarily to the inclusion of a full year for the acquired companies.

         The increase in the net amortization of deferred acquisition costs relates primarily to the Company's decision to exit the major medical line of business. As a result of this decision, the Company wrote off approximately $1.4 million of deferred acquisition costs in 2000. The Company believes that it will be able to cancel, by the end of 2002, approximately $27.0 million of the $31.0 million of annualized premium in force for this line of business.

         Commissions and general expenses, net of allowances increased by $2.5 million, or 28%, during 2000. An increase of approximately $3.3 million was due to the inclusion of a full year's results of the acquired companies in 2000 compared to five months in 1999. Offsetting this increase is a decrease in operating expenses relating to the existing blocks of business.

YEAR ENDED DECEMBER 31, 1999 AND 1998

Operating results for the year increased by $3.5 million in 1999 compared to 1998, primarily as a result of the addition of certain blocks of business from the acquired companies in 1999.

         REVENUES. Net premiums for the year increased by $6.6 million or 32% compared to 1999. The Acquired Companies added approximately $11.5 million during 1999. This increase was offset by a decrease in health premiums at the existing companies.

         Net investment income increased by $5.5 million compared to 1998. The Acquired Companies added $4.8 million during 1999. The remaining increase relates to an increase in the invested assets of the existing companies.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits increased by $4.8 million in 1999 compared to 1998. Approximately $8.1 million relates the Acquired Companies. Offsetting this was a decrease at the existing companies, directly related to the decrease in premiums noted above.

         The increase in interest credited of $0.9 million was due primarily to the addition of the acquired companies.

         Commissions and general expenses, net of allowances increased by $2.6 million or 41% during 1999. An increase of approximately $3.5 million was due to the addition of the acquired companies in 1999. Offsetting this increase is a decrease in operating expenses for the existing blocks of business, related to the decrease in premium noted above.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                                      For the year ended December 31,
                                                                 2000              1999              1998
                                                                ------           -------            ------
                                                                               (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                $ --              $ --              $ --
  Accident & Health                                                 --                --                --
                                                                ------           -------            ------
  Net premiums                                                      --                --                --
Net investment income                                               77                --                --
Other income                                                    24,130             9,290             8,700
                                                                ------           -------            ------
  Total revenue                                                 24,207             9,290             8,700
                                                                ------           -------            ------
Policyholder benefits                                               --                --                --
Interest credited to policyholders                                  --                --                --
Change in deferred acquisition costs                                --                --                --
Amortization of present value of future profits and              2,920                --                --
goodwill
Commissions and general expenses                                17,443             7,254             6,720
                                                                ------           -------            ------
  Total benefits, claims and other deductions                   20,363             7,254             6,720
                                                                ------           -------            ------
  Segment operating income                                     $ 3,844           $ 2,036           $ 1,980
                                                                ------           -------            ------

YEAR ENDED DECEMBER 31, 2000 AND 1999

         Administrative service revenue increased by $14.8 million, or 160%, in 2000 as compared to 1999. Fees from AIAG, acquired in January 2000 and CHCS, acquired in August 2000 added $10.3 million and $2.2 million, respectively, to the segment in 2000. Affiliated revenues at WorldNet increased by $2.7 million as a result of the increase in premiums serviced by WorldNet on behalf of the affiliated insurance subsidiaries.

         Currently, the Administrative Services segment administers more than $330.0 million of annualized in-force premium. Approximately $304.0 million of annualized premium in-force is administered on behalf of affiliates. This combined with fees for telephone support and managed care and claims services on behalf of the affiliated insurance subsidiaries generated $18.1 million of affiliated revenue for the year ended December 31, 2000. The remaining $6.0 million was generated from services provided to unrelated companies.

         The amortization of present value of future profits ("PVFP") and goodwill relates primarily to the acquisition of AIAG. Approximately $7.7 million of PVFP was established when AIAG was acquired. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years; accordingly, the amortization is heavily weighted to those periods. During 2000, approximately $2.8 million or 36% of the original balance was amortized. Based on the current schedule, the Company anticipates amortizing approximately 27% and 20% in 2001 and 2002, respectively. The remaining amortization relates to the goodwill established in connection with the acquisition of CHCS.

         Operating expenses for the segment increased by $10.2 million. Approximately $8.1 million of the increase relates to the acquisition of AIAG and CHCS. The remaining increase relates to the costs associated with the increase in business administered for the affiliated insurance subsidiaries.

YEAR ENDED DECEMBER 31, 1999 AND 1998

         Administrative service revenue increased by $0.6 million, or 7%, in 1999 as compared to 2000. This increase relates to affiliated revenues at WorldNet as a result of the increase in premiums serviced by WorldNet on behalf of the affiliated insurance subsidiaries. During 1999, WorldNet's business was primarily the administration of certain blocks of business on behalf of the affiliated insurance subsidiaries.

         Operating expenses for the segment increased by $0.5 million in 1999 as compared to 1998. The increase relates to the costs associated with the increase in business administered for the affiliated insurance subsidiaries.

SEGMENT RESULTS - CORPORATE & ELIMINATIONS

                                                                              For the year ended December 31,
                                                                        2000               1999              1998
                                                                       ---------         --------          --------
                                                                                      (in thousands)
Net premiums and policyholder fees:

  Life and annuity                                                         $ --              $ --              $ --
  Accident & Health                                                          --                --                --
                                                                       ---------         --------          --------
  Net premiums                                                               --                --                --
Net investment income                                                      (941)             (904)             (570)
Other income                                                            (17,865)           (6,218)           (6,322)
                                                                       ---------         --------          --------
  Total revenue                                                         (18,806)           (7,122)           (6,892)
                                                                       ---------         --------          --------
Policyholder benefits                                                        --                --                --
Interest credited to policyholders                                           --                --                --
Change in deferred acquisition costs                                         --                --                --
Amortization of present value of future profits and                          --                --                --
goodwill
Commissions and general expenses, net of allowances                      (8,175)             (696)           (5,389)
                                                                       ---------         --------          --------
  Total benefits, claims and other deductions                            (8,175)             (696)           (5,389)
                                                                       ---------         --------          --------
  Segment operating loss                                               $(10,631)         $ (6,426)         $ (1,503)
                                                                       ---------         --------          --------

         The above results reflect the elimination of revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $18.1 million, $7.3 million and $6.5 million, respectively for 2000, 1999 and 1998 and the elimination of interest income and expense on bonds issued by the Corporate segment to an affiliate of $0.7 million, $0.7 million and $0.6 million, respectively for 2000, 1999 and 1998.

         The following table presents the primary components comprising the segment's operating loss, exclusive of the above noted eliminations:

                                                                             For the year ended December 31,
                                                                         2000               1999              1998
                                                                        --------          -------            -------
                                                                                     (in thousands)
Interest cost of acquisition financing                                  $ 7,097           $ 2,859             $  --
                                                                                                                 --
Amortization of capitalized loan origination fees                           528               220                --
Interest expense on bonds issued to affiliate                               703               672               603
Stock-based compensation expense                                            757               921                --
Other parent company expenses                                             1,844             1,789             1,036
Other (revenue) expenses, net                                              (298)              (35)            (136)
                                                                        --------          -------            -------
  Segment operating loss                                               $ 10,631           $ 6,426           $ 1,503
                                                                        --------          -------            -------

YEARS ENDED DECEMBER 31, 2000 AND 1999

         The increase in the interest cost and the amortization of capitalized loan fees reflects the impact of a full year's costs compared to five months in 1999. The stock-based compensation expense decreased due to termination of options as the result of employees leaving the company prior to vesting.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         The interest cost and the amortization of capitalized loan fees related to the financing of the 1999 Acquisition on July 31, 1999. Accordingly, 1999 includes five months of these costs. The Corporate segment incurred stock-based compensation expenses of approximately $0.9 million related to the issue of stock options and bonuses to employees and members of management.

         In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the 1999 Acquisition into its locations in Toronto (Canada), Pensacola (Florida) and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formed at the date of the acquisition and was approved by the Board of Directors.

Accordingly, the Company recorded an $11.1 million restructuring liability in its accounting for the 1999 Acquisition. These restructuring costs were accounted for under EITF No 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3").

         As of December 31, 2000, the remaining liability consisted of employee separation costs ($1.6 million), employee relocation costs ($1.0 million) and other relocation and exit costs ($0.4 million).

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

         The Company

         The Company requires cash to pay the operating expenses necessary to function as an insurance holding company (which under applicable Insurance Department regulations must bear its own expenses), and to meet the cost involved in being a publicly owned company. In addition, it requires cash to meet Universal American's obligations under the loan agreement discussed below and the debentures outstanding with American Progressive.

         Loan Agreements

         As of December 31, 2000, the Company had outstanding $69.5 million of an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate for one, two, three or six months ("LIBOR") plus 350 basis points (currently 9.38%) with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, PFI, Inc. (an immaterial subsidiary), Quincy Coverage Corp. (an immaterial subsidiary), and WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of PennCorp Life of Canada). The Company has drawn down $3.0 million of the revolving loan facility in connection with the acquisition of CHCS, Inc. in August 2000 and pays a commitment fee of 50 basis points on the unutilized facility. For the year ended December 31, 2000, the Company paid $7.1 million in interest and $3.4 million in principal.

         In connection with an agreement entered into 1996 whereby American Pioneer became a direct subsidiary of Universal American, rather than an indirect subsidiary owned through American Progressive, Universal American has $7.9 million in debentures outstanding to its subsidiary, American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During the year ended December 31, 2000 the Company paid $0.7 million in interest on these debentures to American Progressive, which was eliminated in consolidation.

         Management believes that the current cash position, the availability of the revolving loan facility, the expected cash flows of the non-insurance companies, the surplus note interest payments from American Exchange and the availability of dividends from its Insurance Subsidiaries can support the obligations of Universal American noted above for the foreseeable future. However, there can be no assurance as to the expected future cash flows or to the availability of dividends from the Insurance Subsidiaries.

          Insurance Subsidiaries

         American Progressive, American Pioneer, American Exchange, Constitution Life, Marquette, Peninsular Life, PennCorp Life of Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At December 31, 2000 the statutory capital and surplus, including asset valuation reserves, of the U.S. Insurance Subsidiaries totaled $86.5 million.

         The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises and at December 31, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Life of Canada and Pennsylvania Life's Canadian branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $56.5 million as of December 31, 2000. PennCorp Life of Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at December 31, 2000.

         Cash generated by the Insurance Subsidiaries will be made available to Universal American, the ultimate parent, principally through periodic payments of principal and interest on surplus debentures. Currently, the surplus notes between Universal American and American Exchange total $70 million, which calls for interest at the LIBOR rate plus 375 basis points. The Company anticipates that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies which are wholly owned by American Exchange filing a consolidated Federal income tax return. During the year-end December 31, 2000, Pennsylvania Life and Union Bankers paid dividends amounting to $2.9 million and $2.0 million, respectively. In addition, the insurance companies included in the tax allocation agreement with American Exchange, paid $4.8 million of taxes to American Exchange. During the year ended December 31, 2000, American Exchange paid $7.0 million in interest to Universal American. No principal payments were made during 2000.

         Dividend payments by insurance companies are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. Thus, future earnings of the company would be available for dividends without prior approval, subject to the restrictions noted above. Based upon the current dividend regulations of the respective states, Pennsylvania Life and Union Bankers would be able to pay ordinary dividends of approximately $12.1 million and $1.4 million, respectively, to American Exchange without the prior approval from the respective insurance departments.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident & health policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes penalties for early surrenders. At December 31, 2000 the Company held reserves that exceeded the underlying cash surrender values of its in force life insurance and annuities by $16.0 million. The insurance companies, in management's view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on the Company's cash and invested assets increased slightly from 6.79% in 1999 to 6.88% in 2000. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by management based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         At December 31, 2000, the Insurance Subsidiaries held cash and cash equivalents totaling $33.2 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $751.7 million. The fair values of these holdings totaled more than $784.9 million.

         Investments

         The Company's investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. The Company invests in assets permitted under the insurance laws of the various states in which it operates. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. The Company currently engages the services of three investment advisors under the direction of the management of the Insurance Subsidiaries and in accordance with guidelines adopted by their respective Boards of Directors. Conning Asset Management and Asset Allocation and Management Company manage the Company's fixed maturity portfolio in the United States and Elliot and Page manages the Canadian fixed maturity portfolio. The Company's policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. It invests primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's), "BBB-" (Standard & Poor's) or higher. However, the Company does own some investments that are rated "BB" or below (together 2.9% and 1.1% of total fixed maturities as of December 31, 2000 and 1999, respectively). Fixed maturities with a carrying value of $0.7 million were non-income producing for the year ended December 31, 2000. During the years ended December 31, 2000 and 1999 the Company wrote down the value of certain fixed maturity securities by $0.5 million and $0.6 million, respectively, which represents management's estimate of other than temporary declines in value and was included in net realized gains (losses) on investments in the accompanying consolidated statement of operations.

FEDERAL INCOME TAXATION OF THE COMPANY

          The Company files a consolidated return for federal income tax purposes, in which American Exchange and the Acquired Companies are not currently permitted to be included. At December 31, 2000, the Company (exclusive of American Exchange and the Acquired Companies) had net operating tax loss carryforwards of approximately $9.4 million that expire in the years 2005 to 2019. At December 31, 2000, the Company also had an Alternative Minimum Tax
(AMT) credit carryforward for Federal income tax purposes of approximately $0.4 million that can be carried forward indefinitely. As a result of the change in ownership of the Company in July 1999, use of most of the loss carryforwards of the Company are subject to annual limitations.

         American Exchange and the other U. S. Acquired Companies file a separate consolidated federal income tax return. At December 31, 2000, these companies had net operating loss carryforwards, most of which were incurred prior to their acquisition by the Company, of approximately $46.7 million that expire in the years 2007 to 2013. As a result of the change in ownership of the Company in July 1999 and the 1999 Acquisition, use of most of the loss carryforwards are subject to annual limitations.

         At December 31, 2000 and 1999, the Company carried valuation allowances of $10.4 million and $11.3 million, respectively, with respect to its tax loss carryforwards (deferred tax assets). The Company determines a valuation allowance based upon an analysis of projected taxable income and through its ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from the Company's recent reorganization and from the income generated by its administration companies WorldNet, AIAG and CHCS. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards were considered not necessary at December 31, 2000. The amount of the valuation allowance released was $1.3 million and was recorded as a benefit in the deferred income tax expense. This decrease was partially offset by the establishment of a valuation allowance for the purchased net operating losses of CHCS, which are subject to limitation on their use. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

         The United States Insurance Subsidiaries are taxed as life insurance companies as provided in the Tax Code. The Omnibus Budget Reconciliation Act of 1990 amended the Tax Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in the Company's financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of the Insurance Subsidiaries' net operating loss carryforwards, there was no material increase in the Company's current income tax provision for any of the three years in the period ended December 31, 2000 due to this provision.

EFFECTS OF ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities, were issued in June, 1999 and June, 2000, respectively. (Collectively these are referred to as Statement 133). Statement 133 establishes accounting and reporting standards for derivative instruments and is effective for fiscal years beginning after June 15, 2000. Because of the minimal use of derivatives, Management does not anticipate that the adoption will have a significant effect on earnings or the financial position of the Company.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 2000, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $38.7 million and $75.4 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $40.2 million and $83.1 million, respectively.

         Foreign Currency Sensitivity

         Portions of Universal American's operations are transacted utilizing the Canadian dollar as the functional currency. Approximately 14.1%, 20.0% and 35.6% of Universal American's assets, revenues and operating income before taxes, as of and for the twelve months ended December 31, 2000, respectively, were derived from the Canadian operations. As of and for the year ended December 31, 1999, approximately 13.7%, 16.1% and 23.7% of Universal American's assets, revenues and operating income before taxes, respectively, were derived from Canadian operations. Accordingly, Universal American's earnings and business equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for Universal American's foreign operations are denominated in Canadian dollars, Universal American is still subject to translation losses.

         Universal American periodically conducts various analyses to gauge the financial impact of changes in the foreign currency exchange rate on their financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the following analysis should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on Universal American's financial results.

         At December 31, 2000, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease to the operating income before taxes of approximately $1.1 million and a decrease in equity of $5.4 million. Universal American's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels or local prices.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding directors and executive officers of the Registrant is set forth in Part I, Item 1, under the caption "Executive Officers and Directors"; additional such information is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Universal American Financial Corp.'s voting securities by directors, officers and persons who, to the best knowledge of the Company, are known to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2000, is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to Universal American Financial Corp.'s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1 AND 2 FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         See separate index to Financial Statements and Financial Statement Schedules on Page F - 1.

         3        EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBITS

         3(a) Restated Certificate of Incorporation filed March 30, 2000, incorporated by reference to Exhibit A of Form 8-K dated March 16, 2001.

         3(b) By-Laws, as amended, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

         4 Instruments defining rights of securityholders. See Exhibits 3(a) and 10(e)

         10(a) Amended and Restated Purchase Agreement among the Company, dated December 31, 1999, as amended and restated on July 2, 1999, between Universal American, PennCorp Financial Group, Inc. and several of PFG's subsidiaries, incorporated by reference to Annex B of Proxy Statement dated July 12, 1999.

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

         10(d) Registration Rights Agreement, dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., Wand/Universal American Investments L.P.I., Wand/Universal American Investments L.P. II, Chase Equity Associates, L.P., Richard A. Barasch and others, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

         10(e) Credit Agreement dated as of July 30, 1999, among the Registrant and the Chase Manhattan Bank as agent, the lender and signatory thereto, incorporated by reference to Exhibit C to Form 8-KA dated March 16, 2001.

         10(f) Employment Contracts, between Registrant and the following officers: Richard A. Barasch, dated July 30, 1999 Robert A. Waegelein, dated July 30, 1999 Gary W. Bryant, dated July 30, 1999 William E. Wehner, dated July 30, 1999 incorporated by reference to Exhibits D and E to Form 8-KA dated March 16, 2001.

         11 Computation of basic and diluted earnings per share, incorporated by reference to Note 2j of Notes to Consolidated Financial Statements for 2000, included in this Form 10-K.

         12 List of Subsidiaries:

                                                                     State of              Percentage
            Name                                                     Incorporation         Owned
            --------                                                 -------------         -----------
            American Exchange Life Insurance Company                 Texas                 100%
            American Insurance Administration Group, Inc.            Florida               100%
            American Pioneer Life Insurance Company                  Florida               100%
            American Progressive Life & Health Insurance Company     New York              100%
            CHCS, Inc.                                               Florida               100%
            Constitution Life Insurance Company                      Texas                 100%
            Marquette National Life Insurance Company                Texas                 100%
            Peninsular Life Insurance Company                        Florida               100%
            PennCorp Life Insurance Company                          Ontario, Canada       100%
            Pennsylvania Life Insurance Company                      Pennsylvania          100%
            PFI, Inc.                                                Delaware              100%
            Union Bankers Insurance Company                          Texas                 100%
            WorldNet Services Corp.                                  Florida               100%

         23(a) Consent of Ernst & Young LLP

(B)      REPORTS ON FORM 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                  (Registrant)
                           By: /s/ Richard A. Barasch
                               Richard A. Barasch
                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons in the capacities indicated:

Signatures                              Title

/s/ Richard A. Barasch                  Chairman of the Board, President,
Richard A. Barasch                      Chief Executive Officer and Director
                                        (Principal Executive Officer)

/s/ Robert A. Waegelein                 Senior Vice President and Chief
Robert A. Waegelein                     Financial Officer
                                        (Principal Accounting Officer)

/s/ Bradley E. Cooper                   Director
Bradley E. Cooper

/s/ Susan S. Fleming                    Director
Susan S. Fleming

/s/ Mark M. Harmeling                   Director
Mark M. Harmeling

/s/ Bertram Harnett                     Director
Bertram Harnett

/s/ Patrick J. McLaughlin               Director
Patrick J. McLaughlin

/s/ Robert A. Spass                     Director
Robert A. Spass

/s/ Richard Veed                        Director
Richard Veed

/s/ Robert F. Wright                    Director
Robert Wright

                                 UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                                                        F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                         F-3

Consolidated Statements of Operations
 for the Three Years Ended December 31, 2000                                                         F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the Three Years Ended December 31, 2000                                                         F-5

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 2000                                                         F-6

Notes to Consolidated Financial Statements                                                           F-7

Schedule I -- Summary of Investments - other than investments in related parties
 (incorporated in Note 5 to Consolidated Financial Statements)

Schedule II -- Condensed Financial Information of Registrant                                         F-35

                Notes to Condensed Financial Information                                             F-38

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

Schedule IV -- Reinsurance (incorporated in Note 11 of Notes to Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

                          Independent Auditors' Report




The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                               Ernst & Young LLP
New York, New York
February 23, 2001

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

ASSETS                                                                         2000                  1999
                                                                            ----------            ----------
Investments (Notes 2c and 5):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2000, $746,060; 1999, $734,466)                        $  751,738            $  717,560
  Equity securities, at fair value (cost: 2000, $3,819; 1999, $5,120)            3,547                 4,838
  Policy loans                                                                  25,077                25,640
  Other invested assets                                                          4,318                 5,506
                                                                            ----------            ----------
    Total investments                                                          784,680               753,544
                                                                            ----------            ----------
Cash and cash equivalents                                                       40,250                58,753
Accrued investment income                                                       11,459                11,506
Deferred policy acquisition costs (Note 2d)                                     48,651                34,943
Amounts due from reinsurers (Note 11)                                          202,929               196,960
Due and unpaid premiums                                                          3,680                 3,578
Deferred income tax asset (Note 6)                                              65,014                70,968
Goodwill (Note 2o)                                                               6,712                 4,201
Present value of future profits                                                  5,802                 1,226
Other assets                                                                    20,687                17,742
                                                                            ----------            ----------
    Total assets                                                             1,189,864             1,153,421
                                                                            ----------            ----------
LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2e)                                        223,681               238,665
Reserves for future policy benefits                                            575,239               560,777
Policy and contract claims - life                                                7,207                 5,644
Policy and contract claims - health                                             77,884                72,261
Loan payable (Note 12)                                                          69,650                70,000
Amounts due to reinsurers                                                        2,877                    85
Restructuring liability (Note 4)                                                 2,955                 9,980
Negative goodwill (Note 2o and 4)                                                1,944                 9,622
Other liabilities                                                               54,478                52,422
                                                                            ----------            ----------
    Total liabilities                                                        1,015,915             1,019,456
                                                                            ----------            ----------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (Note 8)
Common stock (Authorized: 80 million shares, issued and outstanding:
  2000, 46.8 million shares; 1999, 45.9 million shares)                            468                   459
Additional paid-in capital                                                     128,625               122,924
Accumulated other comprehensive income/(loss)                                    4,875                (6,887)
Retained earnings                                                               40,354                17,469
Less:  Treasury Stock (0.1 million shares)                                        (373)                   --
                                                                            ----------            ----------
    Total stockholders' equity                                                 173,949               133,965
                                                                            ----------            ----------
    Total liabilities and stockholders' equity
                                                                            $1,189,864            $1,153,421
                                                                            ----------            ----------


                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


   REVENUE:                                                                     2000               1999                1998
                                                                              --------            --------           --------
                                                                                (In thousands, per share amounts in dollars)
   Gross premiums and policyholder fees earned                                $451,323            $252,553           $131,044
   Reinsurance premiums assumed                                                  3,055               1,751                998
   Reinsurance premiums ceded                                                 (234,625)           (138,827)           (89,546)
                                                                              --------            --------           --------
   Net premiums and policyholder fees earned (Note 11)                         219,753             115,477             42,496
   Net investment income (Note 5)                                               56,945              29,313             10,721
   Realized gains/(losses) on investments (Note 5)                                 146                (241)               256
   Fee and other income                                                          7,247               3,587              2,616
                                                                              --------            --------           --------
                 Total revenues                                                284,091             148,136             56,089
                                                                              --------            --------           --------
   BENEFITS, CLAIMS AND OTHER DEDUCTIONS:
   Net increase in future policy benefits                                        6,968                 357              5,356
   Claims and other benefits                                                   146,951              72,898             25,638
   Interest credited to policyholders                                           10,130               8,668              7,240
   Net increase in deferred acquisition costs                                  (15,925)             (6,229)            (3,530)
   Amortization of present value of future profits                               3,096                 343                174
   Amortization of goodwill/negative goodwill                                     (347)               (273)               171
   Commissions                                                                  82,903              46,624             27,147
   Other operating costs and expenses                                           87,006              48,658             21,181
   Commission and expense allowances
     on reinsurance ceded                                                      (69,757)            (38,966)           (31,220)
                                                                              --------            --------           --------
                  Total benefits, claims and other deductions                  251,025             132,080             52,157
                                                                              --------            --------           --------
   Operating income before taxes                                                33,066              16,056              3,932
   Federal income tax expense (Note 6)                                          10,181               6,243              1,324

   Net income                                                                   22,885               9,813              2,608
   Redemption accrual on Series C and Series D Preferred
   Stock (Note 7)                                                                   --                 180                434
                                                                              --------            --------           --------
   Net Income applicable to common shareholders                           $     22,885          $    9,633         $    2,174
                                                                              --------            --------           --------
   Earnings per common share (Note 2k):
   Basic                                                                         $0.49               $0.42              $0.29
                                                                              --------            --------           --------
   Diluted                                                                       $0.49               $0.34              $0.20
                                                                              --------            --------           --------

                 See notes to consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                              Accumulated
                                        Series B                Additional      Other
                                       Preferred     Common      Paid-In     Comprehensive     Retained     Treasury
                                          Stock       Stock      Capital     Income/(Loss)     Earnings      Stock       Total
                                          -----       -----      -------     -------------     --------      -----       -----
Balance, January 1, 1998                $ 4,000        $ 73      $ 15,993       $  842         $ 4,799           -    $ 25,707

Net income                                    -           -             -            -           2,608           -       2,608
Redemption accrual on
  Series C Preferred Stock                    -           -             -            -            (434)          -        (434)
Other comprehensive income
  (Note 21)                                   -           -             -           16               -           -          16
                                                                                                                      --------
Comprehensive income                                                                                             -       2,190
                                                                                                                      --------
Issuance of common stock (Note 8)             -           3           525            -               -           -         528
Issuance of Series D
  Preferred Stock                             -           -          (107)           -               -           -        (107)
                                        -------        ----      --------       ------         -------       -----    --------
Balance, December 31,1998                 4,000          76        16,411          858           6,973           -      28,318

Net income                                    -           -             -            -           9,813           -       9,813
Redemption accrual on
  Series C Preferred Stock                    -           -             -            -            (180)          -        (180)
Other comprehensive income
  (Note 21)                                   -           -             -       (7,745)              -           -      (7,745)
                                                                                                                      --------
Comprehensive income                                                                                             -       1,888
                                                                                                                      --------
Issuance of common stock (Note 8)             -         383        89,927            -               -           -      90,310
Preferred Stock Conversion (Note 7)      (4,000)          -        13,142            -             863           -      10,005
Stock compensation (Note 3 and 9)             -           -         4,411            -               -           -       4,411
Loans to officers (Note 7)                    -           -          (967)           -               -           -        (967)
                                        -------        ----      --------       ------         -------       -----    --------
Balance, December 31,1999                     -         459       122,924       (6,887)         17,469           -     133,965
                                        -------        ----      --------       ------         -------       -----    --------
Net income                                    -           -             -            -          22,885           -      22,885
Other comprehensive income
  (Note 21)                                   -           -             -       11,762               -           -      11,762
                                                                                                                      --------
Comprehensive income                          -           -             -            -               -           -      34,647
                                                                                                                      --------
Issuance of common stock (Note 8)             -           9         3,289            -               -           -       3,298
Stock compensation (Note 3 and 9)             -           -         2,388            -               -           -       2,388
Loans to officers (Note 7)                    -           -            13            -               -           -          13
Treasury shares purchased, at cost
  (Note 8)                                    -           -             -            -               -        (711)       (711)
Treasury shares reissued (Note 8)             -           -            11            -               -         338         349
                                        -------        ----      --------       ------         -------       -----    --------
Balance, December 31, 2000              $     -        $468      $128,625       $4,875         $40,354       $(373)   $173,949
                                        =======        ====      ========       ======         =======       =====    ========


                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Years Ended December 31, 2000


                                                                          2000          1999             1998
                                                                          ----          ----             ----
                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                            $  22,885      $   9,813        $  2,608
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
Deferred income taxes                                                     7,011            996           1,324
Change in reserves for future policy benefits (net of balances            3,142          5,136           6,928
acquired)
Change in policy and contract claims (net of balances acquired)           7,185         (2,229)           (270)
Change in deferred policy acquisition costs                             (15,925)        (6,253)         (3,530)
Change in deferred revenue (net of balances acquired)                       (32)           (45)            (63)
Amortization of present value of future profits                           3,096            343             175
Amortization of goodwill                                                   (347)          (273)            154
Change in policy loans (net of balances acquired)                           563            264             (91)
Change in accrued investment income (net of balances acquired)             (410)          (336)           (181)
Change in reinsurance balances (net of balances acquired)                 1,155         (5,571)         (5,320)
Change in due and unpaid premium (net of balances acquired)                (102)           187              22
Realized loss/(gain) on investments                                        (146)           241            (256)
Change in restructuring liability                                        (7,025)         9,980              --
Change in income taxes payable (net of balances acquired)                 1,711         11,565              --
Other, net                                                               (3,178)        (5,150)         (1,874)
                                                                      ---------      ---------        --------
Net cash provided by/(used in) operating activities                      19,583         18,668            (374)
                                                                      ---------      ---------        --------
Cash flows from investing activities:
Proceeds from sale of fixed maturities available for sale               104,046         41,039          26,887
Proceeds from redemption of fixed maturities available for sale           9,131         12,405           7,941
Cost of fixed maturities purchased available for sale                  (127,255)      (182,843)        (45,886)
Change in amounts held in trust for reinsurer                            (3,105)        (2,403)         (5,182)
Proceeds from sale of equity securities                                   1,896            374             512
Cost of equity securities purchased                                        (534)          (144)           (591)
Change in mortgage loans                                                    462          2,870              --
Change in other invested assets                                             696          2,079            (108)
Purchase of business, net of cash acquired                               (6,365)        (9,620)         (2,563)
                                                                      ---------      ---------        --------
Net cash used by investing activities                                   (21,028)      (136,243)        (18,990)
                                                                      ---------      ---------        --------
Cash flows from financing activities:
Net proceeds from issuance of common stock                                  213         93,209             421
Cost of treasury stock purchases                                           (711)            --              --
Proceeds from the issuance of Series D Preferred Stock                       --          1,750           2,250
Increase/(decrease) in policyholder account balances                    (16,210)          (974)          7,522
Increase in loan payable                                                  3,000         70,000           1,850
Principle repayment on loan payable                                      (3,350)        (4,750)           (600)
                                                                      ---------      ---------        --------
Net cash provided from financing activities                             (17,058)       159,235          11,443
                                                                      ---------      ---------        --------
Net (decrease) increase in cash and cash equivalents                    (18,503)        41,660          (7,921)
                                                                      ---------      ---------        --------
Cash and cash equivalent at beginning of year                            58,753         17,093          25,014
                                                                      ---------      ---------        --------
Cash and cash equivalent at end of year                               $  40,250      $  58,753        $ 17,093
                                                                      =========      =========        ========
Supplemental disclosure of cash flow information:
Cash paid (received) during
the year for:
  Interest                                                            $   7,097      $   2,859        $    307
                                                                      =========      =========        ========
  Income taxes                                                        $  (3,375)     $   2,335        $     --
                                                                      =========      =========        ========


                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND:

         Universal American Financial Corp. ("the Company" or "Universal American") was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. Until July 30, 1999, the Company had three principal subsidiaries: American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), in addition to WorldNet Services Corp. ("WorldNet") and Quincy Coverage Corp. ("Quincy"). On July 30, 1999, Universal American acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the "Acquired Companies"): Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"). On January 2, 2000, Universal American acquired American Insurance Administration Group, Inc. ("AIAG") and on August 10, 2000, Universal American acquired Capitated Healthcare Services, Inc. ("CHCS").

         Universal American is a life and accident and health insurance holding company whose principal insurance subsidiaries have operated through a general agency system, marketing and underwriting products aimed at the senior market, including Medicare supplement, long-term care, home health care, life insurance and annuities. With the acquisition of Pennsylvania Life and PennCorp Canada, the Company has expanded its issuance of fixed benefit accident and health insurance products. The acquisition expanded the Company's general agency system and provided a new distribution system consisting of career agents. The career agent distribution system operates through a network of regional managers that operate branch offices throughout the United States and Canada and are under exclusive contract with Pennsylvania Life and PennCorp Canada. Universal American, through its acquisitions of AIAG and CHCS in 2000, has expanded its insurance services segment to include independent third party administrative service contracts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. BASIS OF PRESENTATION: The significant accounting policies followed by Universal American and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") which, as to the insurance subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Accounts that the Company deems to be sensitive to changes in estimates include policy liabilities and accruals, deferred policy acquisition costs, present value of future profits and deferred taxes. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates.

         b. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Universal American its wholly-owned subsidiaries, including the operations of acquired companies from the date of their acquisition. All material intercompany transactions and balances have been eliminated.

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

                  As of December 31, 2000 and 1999, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include real estate, mortgage loans and collateral loans. The real estate and collateral loans are carried at cost which is equal to the fair value of their estimated future cash flows at the date of acquisition. Mortgage loans are carried at the unpaid principal balance. Investment income is recorded when earned.

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

         d. DEFERRED POLICY ACQUISITION COSTS: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins for FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", ("Statement No. 97") products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits for FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", ("Statement No. 60") products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses. During the year ended December 31, 2000, the Company decided to exit the major medical line of business. This resulted in a reduction in the projected gross profits for that line of business and accordingly, deferred acquisition costs of $1.4 million were written off as of December 31, 2000. No deferred policy acquisition costs were written off for the years ended December 31, 2000, 1999 and 1998.

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

                  Details with respect to deferred policy acquisition costs for the three years ended December 31, 2000 are as follows:

                           (Amounts in thousands)
                           Balance at January 1, 1998                                                     $20,832
                               Capitalized costs                                                            8,792
                               Adjustment relating to unrealized gain/(loss) on fixed maturities              (79)
                               Amortization                                                                (5,262)
                                                                                                          -------
                           Balance at December 31, 1998                                                    24,283
                               Capitalized costs                                                           11,441
                               Adjustment relating to unrealized gain/ (loss) on fixed maturities           4,509
                               Foreign currency adjustment                                                     24
                               Amortization                                                                (5,314)
                                                                                                          -------
                           Balance at December 31, 1999                                                    34,943
                               Capitalized costs                                                           24,200
                               Adjustment relating to unrealized gain/(loss) on fixed maturities           (2,209)
                               Foreign currency adjustment                                                     (8)
                               Amortization                                                                (6,866)
                               Adjustment relating to the decision to exit the major medical line
                                   of business                                                             (1,409)
                                                                                                          -------
                           Balance at December 31, 2000                                                   $48,651
                                                                                                          =======

         e. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL AMERICAN LIFE TYPE POLICIES: Revenues for Universal American life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for Universal American life-type policies and investment products under Statement No. 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. Premium receipts are not reported as revenues when the retrospective deposit method is used. Current credited interest rates for these products range from 3.0% to 7.3%.

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

                  Activity in the accident & health policy and contract claim liability is as follows:

                                                                       2000             1999            1998
                                                                       ----             ----            ----
                                                                                    (In thousands)
                      Balance at beginning of year                     $72,261           $24,332       $22,592
                          Less reinsurance recoverables                (36,231)          (19,076)      (17,034)
                                                                       -------           -------       -------
                      Net balance at beginning of year                  36,030             5,256         5,558
                                                                       -------           -------       -------
                      Balances acquired                                      -            31,043           785

                      Incurred related to:
                          Current year                                  59,700            58,163        18,044
                          Prior years                                      299              (395)         (782)
                                                                       -------           -------       -------
                      Total incurred                                    59,999            57,768        17,262
                                                                       -------           -------       -------
                      Paid related to:
                          Current year                                  43,843            28,782        13,673
                          Prior years                                   17,631            29,320         4,676
                                                                       -------           -------       -------
                      Total paid                                        61,474            58,102        18,349

                      Foreign currency adjustment                         (173)               65             -
                                                                       -------           -------       -------
                      Net balance at end of year                        34,382            36,030         5,256
                      Plus reinsurance recoverables                     43,502            36,231        19,076
                                                                       -------           -------       -------
                      Balance at end of year                           $77,884           $72,261       $24,332
                                                                       =======           =======       =======

                  In 2000, the Company experienced unfavorable development on it's prior year accident and health losses, relating primarily to the major medical line of business. Losses incurred related to prior years developed favorably in 1999 and 1998 due primarily to the fact that healthcare trends were lower than those anticipated when the reserves were established.

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

         k. EARNINGS PER COMMON SHARE: Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C and Series D Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B, C and D Preferred Stock outstanding during the year. As of December 31, 2000 and 1999, there were 2,513,100 and 2,479,500 stock options, respectively, not included in the diluted EPS computation because they were antidilutive. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998 as follows:

                                                                              For the Year Ended December 31, 2000
                                                                              ------------------------------------
                                                                           Income              Shares            Per Share
                                                                         (Numerator)        (Denominator)          Amount
                                                                         -----------        -------------          ------
                                                                          (In thousands, per share amounts in dollars)
                 Common stock outstanding                                                         46,761

                 Less: Treasury shares                                                               (31)
                                                                                                  ------
                 Basic EPS
                 Net income applicable to common shareholders               $22,885               46,730             $0.49
                                                                                                                     =====
                 Effect of Dilutive Securities
                 Incentive stock options                                                           1,766
                 Director stock option                                                               115
                 Treasury stock purchased from proceeds of
                 exercise
                   of options                                                                     (1,496)
                                                                            -------               ------
                 Diluted EPS
                 Net income applicable to common
                   Shareholders plus assumed conversions                    $22,885               47,115             $0.49
                                                                            =======               ======             =====

                                                                               For the Year Ended December 31, 1999
                                                                               ------------------------------------
                                                                            Income               Shares           Per Share
                                                                         (Numerator)          (Denominator)          Amount
                                                                         -----------          -------------          ------
                                                                           (In thousands, per share amounts in dollars)
                 Net income                                                   $9,813

                 Less: Redemption accrual on Series C preferred Stock           (180)
                                                                              ------
                 Basic EPS
                 Net income applicable to common shareholders                  9,633                23,212           $ 0.42
                                                                                                                     ======
                 Effect of Dilutive Securities
                 Series B Preferred Stock                                                            1,037
                 Series C Preferred Stock                                        180                   544
                 Series D Preferred Stock                                                              744
                 Non-registered warrants                                                             1,993
                 Registered warrants                                                                   614
                 Incentive stock options                                                             1,261
                 Director stock option                                                                  93
                 Treasury stock purchased from proceeds of
                 exercise
                   of options and warrants                                                           (937)
                                                                              ------                -----
                 Diluted EPS
                 Net income applicable to common
                   Shareholders plus assumed conversions                      $9,813                28,561           $ 0.34
                                                                              ======                ======           ======

                                                                               For the Year Ended December 31, 1998
                                                                               ------------------------------------
                                                                            Income               Shares           Per Share
                                                                         (Numerator)         (Denominator)          Amount
                                                                         -----------         -------------          ------
                                                                           (In thousands, per share amounts in dollars)
                 Net income                                                  $2,608

                 Less: Redemption accrual on Series C Preferred Stock          (434)
                                                                             ------
                 Basic EPS
                 Net income applicable to common shareholders                 2,174                 7,533            $0.29
                                                                                                                     =====
                 Effect of Dilutive Securities
                 Series B Preferred Stock                                                           1,778
                 Series C Preferred Stock                                       434                 2,176
                 Series D Preferred Stock                                                               -
                 Non-registered warrants                                                            2,016
                 Registered warrants                                                                  658
                 Incentive stock options                                                              229
                 Director stock option                                                                  7
                 Treasury stock purchased from proceeds of
                 exercise of options and warrants                                                  (1,241)
                                                                             ------                ------
                 Diluted EPS
                 Net income applicable to common
                   Shareholders plus assumed conversions                     $2,608                13,156            $0.20
                                                                             ======                ======            =====


l. OTHER COMPREHENSIVE INCOME: The components of other comprehensive income, and the related tax effects for each component, for the year ended December 31, 2000, 1999 and 1998 are as follows:

                                                                   Before Tax           Tax Expense        Net of Tax
                                                                    Amount              (Benefit)            Amount
                                                                    ------              ---------            ------
                                                                                       (In thousands)
                  Year ended December 31, 2000
                  Net unrealized gain arising during
                  the year (net of deferred acquisition costs)       $20,531               $7,498            $13,033
                  Reclassification adjustment for gainss
                  included in net income                                (146)                 (51)               (95)
                                                                     -------               ------            -------
                     Net unrealized gains                             20,385                7,447             12,938
                  Foreign currency translation adjustment             (1,434)                (258)            (1,176)
                                                                     -------               ------            -------
                  Other comprehensive income                         $18,951               $7,189            $11,762
                                                                     =======               ======            =======

                                                                   Before Tax           Tax Expense         Net of Tax
                                                                     Amount              (Benefit)            Amount
                                                                     ------              ---------            ------
                                                                                      (In thousands)
                  Year ended December 31, 1999
                  Net unrealized loss arising during
                  the year (net of deferred acquisition costs)      $(15,293)              $(6,202)          $(9,091)
                  Reclassification adjustment for losses
                  included in net income                                  87                    35                52
                                                                    --------              --------           -------
                     Net unrealized gains                            (15,206)               (6,167)           (9,039)
                  Foreign currency translation adjustment              2,177                   883             1,294
                                                                    --------              --------           -------
                  Other comprehensive income (loss)                 $(13,029)             $ (5,284)          $(7,745)
                                                                    ========              ========           =======

                                                                    Before Tax           Tax Expense         Net of Tax
                                                                      Amount              (Benefit)            Amount
                                                                      ------              ---------            ------
                                                                                        (In thousands)
                  Year ended December 31, 1998
                  Net unrealized gain arising during
                  the year (net of deferred acquisition costs)          $171                  $ 55                $116
                  Reclassification adjustment for gains
                  included in net income                                (147)                  (47)               (100)
                                                                        ----                  ----                ----
                     Net unrealized gains                                 24                     8                  16
                  Foreign currency translation adjustment                  -                     -                   -
                                                                        ----                  ----                ----
                  Other comprehensive income                            $ 24                  $  8                $ 16
                                                                        ====                  ====                ====


         m. CASH FLOW INFORMATION: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

         n. FASB STATEMENT NO. 133: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities, were issued in June, 1999 and June, 2000, respectively. (Collectively these are referred to as Statement 133). Statement 133 establishes accounting and reporting standards for derivative instruments and is effective for fiscal years beginning after June 15, 2000. Because of the minimal use of derivatives, Management does not anticipate that the adoption will have a significant effect on earnings or the financial position of the Company.

         O. GOODWILL/NEGATIVE GOODWILL: Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting bases. Purchase consideration in excess of the fair value of net assets acquired, for a specific acquisition, is allocated to goodwill. Should the fair value of the net assets acquired exceed the purchase consideration, such excess is utilized to reduce certain intangible assets, primarily present value of future profits related to the specific acquisition, and any remaining excess is allocated to negative goodwill. Allocation of purchase price is performed in the period in which the purchase is consummated. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies and refinements made to estimates of fair value in connection with the preliminary allocation.

                  In connection with the acquisition of First National in 1996, the Company recorded $3.5 million of goodwill, which is being amortized on a straight line basis over 30 years. In connection with the acquisition of American Exchange in 1997, the Company recorded $1.3 million of goodwill, which is also being amortized on a straight line basis over 30 years. In connection with the acquisition of CHCS in August 2000, the Company recorded $2.7 million of goodwill, which is being amortized on a straight line basis over 20 years.

                  Negative Goodwill relates to the 1999 Acquisition and is being amortized over 10 years on a straight-line basis. (see Note
                  3).

         p. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to current period classifications.

3. BUSINESS COMBINATION

         1999 Acquisition

         On July 30, 1999, Universal American acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Acquired Companies") and certain other assets as follows (the "1999 Acquisition"). The Acquired Companies are:

         Name of Insurance Company                   State or Province of Domicile
         -------------------------                   -----------------------------
         Pennsylvania Life Insurance Company                  Pennsylvania
         Peninsular Life Insurance Company                    Florida
         Union Bankers Insurance Company                      Texas
         Constitution Life Insurance Company                  Texas
         Marquette National Life Insurance Company            Texas
         PennCorp Life Insurance Company of Canada            Ontario, Canada

         The purchase price of $130.5 million in cash was financed with $92.8 million of proceeds generated from the UA Purchase Agreement described in Note 7 and from the term loan portion of an $80 million credit facility entered into on July 30, 1999 consisting of a $70 million term loan and a $10 million revolving loan facility (see Note 12). None of the revolving loan facility was drawn at closing. The proceeds of the financing in excess of the $130.5 million purchase price were used to pay transaction costs of the acquisition and the financing, to retire an existing Universal American bank loan, to contribute to the surplus of Pennsylvania Life and for working capital.

         The 1999 Acquisition was accounted for using the purchase method and, accordingly, the operating results generated by the acquired companies after July 30, 1999 are included in Universal American's consolidated financial statements. In addition to the purchase price, the Company incurred costs totaling $18.3 million, including a restructuring accrual of $11.1 million and $3.8 million of stock compensation cost related to shares purchased by agents and certain members of management at discounted prices from the market. At the time of closing, the fair value of net assets of the acquired companies amounted to $151.7 million resulting in a negative goodwill amount of $2.9 million, which is being amortized on a straight line basis over a ten year period (see Note
2o).

         The consolidated pro forma results of operations, assuming that the companies described above were purchased on January 1, 1999 is as follows:

                                                               Year Ended
                                                            December 30,1999
                                                            ----------------
                                                             (In thousands)
      Total revenue                                              $274,805
      Operating income before taxes                              $ 32,279
      Net income                                                 $ 18,763

      Earnings per common share:
          Basic                                                  $   0.44
          Diluted                                                $   0.41

      In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the 1999 Acquisition into its locations in Toronto (Canada), Pensacola (Florida) and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formed at the date of the acquisition and was approved by the Board of Directors. Accordingly, the Company recorded an $11.1 million restructuring liability in its accounting for the 1999 Acquisition. These restructuring costs were accounted for under EITF No 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3").

      As of December 31, 2000, the remaining liability consisted of employee separation costs ($1.6 million), employee relocation costs ($1.0 million) and other relocation and exit costs ($0.4 million).

4. ACQUISITION OF INSURANCE SERVICE COMPANIES

         Acquisition of American Insurance Administration Group, Inc. ("AIAG")

         In January 2000, Universal American acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $5.8 million, including $2.9 million in cash and 809,860 shares of Universal American common stock. AIAG is a third party administrator of approximately $125 million of senior supplemental health insurance. Approximately $96 million of in-force premium is administered for Union Bankers and Constitution Life, for which AIAG received administrative fees of $7.6 million and $8.1 million in 2000 and 1999, respectively. This acquisition has generated increased cash flow and strengthened the Company's administrative capabilities while it expands its presence in the senior market and initiates cross-selling opportunities between the Company's Brokerage and Career Sales Divisions.

         The fair value of the net assets acquired was $(0.9) million. The excess of the purchase price over the fair value of net assets acquired represents the present value of future profits ("PVFP"), net of deferred taxes, relating to contracts existing at the date of purchase. The PVFP was determined using a discount rate of 15%. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years at the date of acquisition; accordingly, the amortization is heavily weighted to those periods. During 2000, approximately $2.8 million or 37% of the original balance was amortized.

         Acquisition of CHCS, Inc. ("CHCS")

         In August 2000, Universal American acquired all of the outstanding shares of CHCS, a privately held third party administrator located in Weston, Florida, for $4.6 million, including $3.3 million in cash, 64,820 shares on Universal American common stock and future cash payments totaling $1.0 million over 18 months. CHCS is a third party administrator of long-term care and home health care insurance products for over 35 unaffiliated insurance companies. For the five months ended December 31, 2000, CHCS received administrative fees of $2.4 million on contracts with expected annual fees for the year 2001 of $6.5 million.

         The fair value of the net assets acquired was $1.9 million. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill (see Note 2o).

5. INVESTMENTS:

         As of December 31, 2000 and 1999, investments consisted of the following:

                                                                               December 31, 2000
                                                  ----------------------------------------------------------------------
                                                  Face               Amortized                Fair              Carrying
Classification                                    Value                 Cost                 Value               Value
- --------------                                    -----                 ----                 -----               -----
(In thousands)
US Treasury bonds and notes                      $30,730               $ 29,810             $ 30,345            $ 30,345
Corporate bonds                                  803,559                716,250              721,393             721,393
Equity Securities                                                         3,819                3,547               3,547
                                                                       --------             --------            --------
  Sub-total                                                             749,879             $755,285             755,285
                                                                                            ========
Policy loans                                                             25,077                                   25,077
Other invested assets                                                     4,318                                    4,318
                                                                       --------                                 --------
  Total investments                                                    $779,274                                 $784,680
                                                                       ========                                 ========

                                                                              December 31, 1999
                                                  ----------------------------------------------------------------------
                                                  Face                Amortized                Fair             Carrying
Classification                                    Value                  Cost                 Value              Value
- --------------                                    -----                  ----                 -----              -----
(In thousands)
US Treasury bonds and notes                      $31,170              $  31,776             $ 31,549            $ 31,549
Corporate bonds                                  791,087                702,690              686,011             686,011
Equity Securities                                                         5,120                4,838               4,838
                                                                      ---------             --------            --------
  Sub-total                                                             739,586             $722,398             722,398
                                                                                            ========
Policy loans                                                             25,640                                   25,640
Other invested assets                                                     5,506                                    5,506
  Total investments                                                    $770,732                                 $753,544
                                                                       ========                                 ========

         The amortized cost and fair value of fixed maturities as of December 31, 2000 and 1999 are as follows:

                                                                              December 31, 2000
                                                   -----------------------------------------------------------------
                                                                           Gross            Gross
                                                   Amortized             Unrealized       Unrealized           Fair
Classification                                       Cost                  Gains            Losses             Value
- --------------                                       ----                  -----            ------             -----
(In thousands)
US Treasury securities
  and obligations of
  US government                                     $ 34,199              $   589          $   (54)           $ 34,734
Corporate debt securities                            455,954                7,554           (4,908)            458,600
Mortgage-backed securities                           255,907                4,404           (1,907)            258,404
                                                    --------              -------          -------            --------
                                                    $746,060              $12,547          $(6,869)           $751,738
                                                    ========              =======          =======            ========

                                                                            December 31, 1999
                                                   ----------------------------------------------------------------
                                                                           Gross          Gross
                                                   Amortized            Unrealized      Unrealized            Fair
Classification                                        Cost                 Gains          Losses              Value
- --------------                                        ----                 -----          ------              -----
(In thousands)
US Treasury securities
  and obligations of
  US government                                     $ 63,968                $ 10        $   (587)           $ 63,391
Corporate debt securities                            446,630                 420         (10,693)            436,357
Mortgage-backed securities                           223,868                 190          (6,246)            217,812
                                                    --------                ----        --------            --------
                                                    $734,466                $620        $(17,526)           $717,560
                                                    ========                ====        ========            ========

         The amortized cost and fair value of fixed maturities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized                Fair
                                                               Cost                   Value
                                                               ----                   -----
                                                                      (In thousands)
       Due in 1 year or less                                 $ 25,666               $ 25,627
       Due after 1 year through 5 years                       147,112                148,470
       Due after 5 years through 10 years                     214,263                215,840
       Due after 10 years                                     100,235                100,521
       Mortgage-backed securities                             258,784                261,280
                                                             --------               --------
                                                             $746,060               $751,738
                                                             ========               ========

         Included in fixed maturities at December 31, 2000 and 1999 were securities with carrying values of $33.1 million and $32.5 million, respectively, held by various states as security for the policyholders of the Company within such states.

         Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 2000 and 1999 are as follows:

                                                      2000           1999
                                                      ----           ----
                                                        (In thousands)
         Gross unrealized gains                       $   -          $  83
         Gross unrealized losses                       (272)          (365)
                                                      -----          -----
         Net unrealized losses                        $(272)         $(282)
                                                      =====          =====

         The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 2000 are as follows:

                                                                 2000               1999                1998
                                                                 ----               ----                ----
                                                                                   (In thousands)
         Change in net unrealized gains (losses):
           Fixed maturities                                      $22,584           $(19,476)            $104
           Equity securities                                          10               (239)              (1)
           Foreign currency                                       (1,434)             2,177                -
           Adjustment relating to
             Deferred policy acquisition costs                    (2,209)             4,509              (79)
                                                                 -------           --------             ----
         Change in net unrealized gains
           (losses) before income tax                             18,951            (13,029)              24
         Income tax (expense)/benefit                             (7,189)             5,284               (8)
                                                                 -------           --------             ----
         Change in net unrealized gains (losses)                 $11,762           $ (7,745)            $ 16
                                                                 =======           ========             ====

         The details of net investment income for the three years ended December 31, 2000 are as follows:

                                                                2000              1999               1998
                                                                ----              ----               ----
                                                                                 (In thousands)
         Investment Income:
           Fixed maturities                                    $52,478           $25,950           $ 9,198
           Cash and cash equivalents                             1,939             2,454               920
           Equity securities                                       330               157                59
           Other                                                 1,380                52                 5
           Policy loans                                          1,617             1,004               612
           Mortgage loans                                          214               485               363
                                                               -------           -------           -------
         Gross investment income                                57,958            30,102            11,157
         Investment expenses                                     1,013               789               436
                                                               -------           -------           -------
         Net investment income                                 $56,945           $29,313           $10,721
                                                               =======           =======           =======

         Fixed maturities with a carrying value of $0.7 million were non-income producing for the year ended December 31, 2000.

         Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 2000 are as follows:

                                                                 2000             1999               1998
                                                                 ----             ----               ----
                                                                               (In thousands)
         Realized gains:
           Fixed maturities                                    $ 1,022          $   534            $ 1,250
           Equity securities                                       192            2,661                 26
                                                               -------          -------            ------
         Total realized gains                                    1,214            3,195              1,276
                                                               -------          -------            ------
         Realized losses:
           Fixed maturities                                     (1,019)            (819)             (991)
           Equity securities                                       (49)          (2,617)              (29)
                                                               -------          -------            ------
         Total realized losses                                  (1,068)          (3,436)           (1,020)
                                                               -------          -------            ------
         Net realized gains/(losses)                           $   146          $  (241)           $  256
                                                               =======          =======            ======

         During the year ended December 31, 2000 and 1999, the Company wrote down the value of certain fixed maturity securities by $0.5 million and $0.6 million, respectively, which represents management's estimate of other than temporary declines in value and was included in net realized gains (losses) on investments.

         For the years ended December 31, 2000 and 1999, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                                      2000              1999
                                                      ----              ----
                                                           (In thousands)
         Carrying value                               21,923           $8,040
                                                      ======           ======
         Estimated fair value                         21,923           $8,040
                                                      ======           ======
         Percentage of total assets                      1.8%             0.7%
                                                      ======           ======

         The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $5.9 million, which is approximately 0.5% of total assets.

6. INCOME TAXES:

         The Company files a consolidated return for federal income tax purposes, in which American

Exchange and its subsidiaries and PennCorp Canada are not currently permitted to be included. American Exchange and its subsidiaries file a separate consolidated federal income tax return.

         The Company's federal income tax expense consisted of:

                                                      2000              1999              1998
                                                      ----              ----              ----
                                                                      (In thousands)
         Current - US                               $ (126)            $  127            $    -
         Current - Canadian                           3,296             1,394                 -
         Deferred - US                                7,281             4,078             1,324
         Deferred - Canadian                          (270)               644                 -
                                                    -------            ------            ------
         Total tax expense                          $10,181            $6,243            $1,324
                                                    =======            ======            ======

         A reconciliation of the "expected" tax expense at 35% (34% in 1998) with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                                      2000              1999              1998
                                                      ----              ----              ----
                                                                       (In thousands)
         Expected tax expense                        $11,573           $5,619            $1,337
         Release of valuation allowance               (1,343)               -                 -
         Canadian taxes                                 (390)             365                 -
         Other                                           341              259               (13)
                                                     -------           ------            ------
         Actual tax expense                          $10,181           $6,243            $1,324
                                                     =======           ======            ======

         In addition to Federal income tax, the Company is subject to state premium and income taxes, which taxes are included in other operating costs and expenses in the accompanying statement of operations. Income taxes receivable for the years ended December 31, 2000 and 1999 totaled $0.2 million and $3.7 million, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                        2000                1999
                                                                        ----                ----
                                                                             (In thousands)
         Deferred tax assets:
         Reserves for future policy benefits                           $22,032             $30,637
         Deferred policy acquisition costs                              19,418              24,582
         Net operating loss carryforwards                               19,615              19,899
         Unrealized losses on investments                                    -               3,873
         Investment valuation differences                               10,733               7,176
         Deferred revenues                                               1,145                   -
         AMT credit carryforward                                           389                 262
         Other (including restructuring)                                 4,652                   -
                                                                       -------             -------
           Total gross deferred tax assets                              77,984              86,429
           Less valuation allowance                                    (10,385)            (11,343)
                                                                       -------             -------
           Net deferred tax assets                                      67,599              75,086
                                                                       -------             -------
         Deferred revenues                                                   -              (1,190)
         Present value of future profits                                  (339)               (488)
         Unrealized gains on investments                                (2,246)                  -
         Other                                                               -              (2,440)
                                                                       -------             -------
           Total gross deferred tax liabilities                         (2,585)             (4,118)
                                                                       -------             -------
           Net deferred tax asset                                      $65,014             $70,968
                                                                       =======             =======

         At December 31, 2000, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Canada) had tax loss carryforwards of approximately $9.4 million that expire in the years 2005 to 2019. At December 31, 2000, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes of approximately $0.4 million that can be carried forward indefinitely. At December 31, 2000, American Exchange and its subsidiaries had tax loss carryforwards, most of which were incurred prior to their acquisition by the Company, of approximately $46.7 million that expire in the years 2007 to 2013. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

         At December 31, 2000 and 1999, the Company carried valuation allowances of $10.4 million and $11.3 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. As a result of the increased profitability of the Insurance Services segment, valuation allowances on certain of the non-life tax loss carryforwards were considered not necessary at December 31, 2000. The amount of the valuation allowance released was $1.3 million and was recorded as a benefit in the deferred income tax expense. This decrease was offset by the establishment of a valuation allowance for the purchased net operating losses of CHCS, which are subject to limitations on their use. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

7. EQUITY TRANSACTIONS

         Share Purchase Agreement with Capital Z Financial Services Fund II,
L.P.

         On December 31, 1998, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999. Under the amended agreement, Capital Z agreed to purchase up to 28,888,888 shares of Universal American common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. The UA Purchase Agreement received the approvals of the Florida, New York and Texas Insurance Departments (the states in which Universal American's insurance subsidiaries prior to the 1999 Acquisition are domiciled). The stockholder approvals required for the closing of the UA Purchase Agreement were given on July 27, 1999.

         On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25,707,552 shares of common stock for $80,978,790 ($3.15 per share). As contemplated by the UA Purchase Agreement, certain members of management and agents of Universal American and of the companies acquired on July 30, 1999 and holders of Series C Preferred Stock preemptive rights purchased 3,753,189 shares of common stock for $11,822,545 ($3.15 per share). The total number of shares issued amounted to 29,460,741 for total proceeds of $92,801,334. The Company provided loans to certain members of management to purchase the shares of common stock. The total amount of the loans of $967,000 was accounted for as a reduction in paid in capital in the financial statements. The transaction expenses incurred with the UA Purchase Agreement amounted to $6,963,662 and were charged to paid-in capital. Included in these transaction expenses was a transaction fee and expense reimbursement of $5,120,896 paid to an affiliate of Capital Z, of which $1,375,000 was paid by issuing 436,508 shares of common stock of the Company ($3.15 per share). In addition, the Company recorded an expense of $1.7 million to record the difference between the purchase price of the stock purchased by employees and agents of the Company and the fair value of the stock on the closing date.

         Shareholders' Agreement

         Universal American, Capital Z, UAFC L.P. ("AAM") (an unaffiliated investment firm), Richard Barasch (the Chairman and Chief Executive Officer of the Company) and several other shareholders of Universal American entered into a shareholders' agreement on July 30, 1999 (the "Shareholders'

Agreement"). The Shareholders' Agreement requires that all proposed sales/transfers by the other shareholders who are party to the Shareholders' Agreement must first be offered to Richard Barasch and Capital Z, including its affiliates. However, pledges and some other transfers by any party to the Shareholders' Agreement of less than 1% of Universal American's outstanding common stock at any one time, or 2.5% when aggregated with the other transfers by the shareholder and his, her or its permitted transferees of Universal American's outstanding common stock, are permitted. In addition, Richard Barasch is not permitted to sell more than 3% of his holdings for a three-year period beginning July 30, 1999. The Shareholders' Agreement provides for tag-along and drag-along rights under some circumstances. "Tag-along rights" allow the holder of stock to include his, her or its stock in a sale of common stock initiated by another party to the Shareholders' Agreement. "Drag-along rights" permit a selling party to the Shareholders' Agreement to force the other parties to the Shareholders' Agreement to sell a proportion of the other holder's shares in a sale arranged by the selling shareholder.

         Under the terms of the Shareholders' Agreement, of the nine members of Universal American's board of directors, certain shareholders are permitted to nominate directors as follows: Capital Z: four, Richard Barasch: two, AAM: one and Universal American: two. Capital Z, Richard Barasch and AAM are each required to vote for the director(s) nominated by the others. The right of Richard Barasch to nominate directors is also conditioned upon his continued employment with Universal American. In addition, the right to nominate directors is not transferable, except that Capital Z may transfer its right to a third-party buyer who acquires 10% or more of the outstanding common stock of Universal American from Capital Z.

         Each party to the Shareholders' Agreement has agreed for two years following the closing not to vote his or its shares in favor of a merger where Universal American's shareholders would receive consideration other than in the form of shares of the surviving entity.

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

         Exercise of Common Stock Warrants

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

8. STOCKHOLDERS' EQUITY

         Preferred Stock

         The Company had 2,000,000 authorized shares of preferred stock to be issued in series with no shares issued and outstanding at December 31, 2000. During 1999 all of the outstanding preferred stock was converted into common stock (see Note 7 for a discussion of the conversion of previously outstanding Series B, C, D and D-1 Preferred Stock).

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at December 31, 2000 and 1999 were 46,842,170 and 45,914,327, respectively. During the years ended December 31, 2000 and 1999 and 1998, the Company issued 927,843, 38,276,270 and
312,197 shares, respectively, of its common stock.

         Treasury Stock

         During 2000, the Board of Directors approved a plan to re-purchase up to 500,000 shares of Company stock in the open market. The purpose of this plan is to fund employee stock bonuses. The Company acquired 179,821 shares on the open market for a cost of $0.7 million during the year at market prices ranging from $3.69 to $4.13 per share. The Company distributed 86,105 shares at in the form of officer and employee bonuses at market prices ranging from $4.00 to $4.09 per share at the date of distribution, generating proceeds of $0.3 million.


9. STOCK BASED COMPENSATION

         1998 Incentive Compensation Plan

         On May 28, 1998, the Company's shareholders approved the 1998 Incentive Compensation Plan (the "1998 ICP"). The 1998 ICP superceded the Company's 1993 Incentive Stock Option Plan. Options previously granted under the Company's Incentive Stock Option Plan will remain outstanding in accordance with their terms and the terms of the respective plans.

         The 1998 ICP provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property ("Awards").

         The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 2000, a total of 6.6 million shares were eligible for grant under the plan. There were 5.3 million shares reserved for outstanding Awards under the 1998 ICP and 1.3 million shares reserved for issuance under future Awards at December 31, 2000.

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

         Stock Awards

         In accordance with the 1998 ICP, the Company grants restricted stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed and awarded in the same year. Officer grants are accrued for during the year for which they are earned and awarded the following year. During 2000, the Company awarded 32,290 shares to employees with a fair value of $4.00 per share. Additionally the Company anticipates issuing approximately 180,000 shares to officers for 2000 performance based on fair value of $3.86 per share. During 1999 and 1998, the Company awarded 141,825 and 123,975 shares of restricted stock at weighted average fair values of $4.19 and $2.50 per share, respectively. The Company recognized compensation expense of $0.8 million, $0.6 million and $0.3 million, respectively relating to stock awards for the years ended December 31, 2000, 1999 and 1998.

         Options Awards

         A summary of the activity relating to the options awarded by the Company for employees, directors and agents for the three years ended December 31, 2000, is as follows:

                                                            Agents &                     Range of
                                Employees     Directors      Others       Total       Exercise Prices
                                ---------     ---------      ------       -----       ---------------
Balance, January 1, 1998            621          36           103           760
     Granted                        520          86           134           740        $2.25 - $3.25
     Exercised                     (165)         (9)           --          (174)       $0.56 - $1.63
     Terminated                     (13)         (4)           --           (17)       $0.80 - $3.50
                                  -----         ---         -----         -----
Balance, December 31, 1998          963         109           237         1,309
     Granted                      2,349          36           736         3,121        $3.09 - $5.31
     Exercised                      (13)        (16)           --           (29)       $1.88 - $3.50
     Terminated                     (13)         --            --           (13)       $2.00 - $2.25
                                  -----         ---         -----         -----
Balance, December 31, 1999        3,286         129           973         4,388
     Granted                        471          51           160           682        $3.15 - $5.06
     Exercised                      (12)         (5)           --           (17)       $2.25 - $3.15
     Terminated                    (375)         --           (35)         (410)       $2.25 - $4.25
                                  -----         ---         -----         -----
Balance, December 31, 2000        3,370         175         1,098         4,643
                                  =====         ===         =====         =====

         At December 31, 2000, 1,576,550, 106,000 and 474,699 options were currently exercisable by employees, directors and agents, respectively.

         Options Granted to Employees

         Options are generally granted to eligible employees at a price not less than the market price of the Company's common stock on the date of the grant. Option shares may be exercised subject to the terms prescribed by the individual grant agreement, however, options generally vest 50% after the first year and 50% after the second year. The options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. Because these awards are made at a price equal to or greater than market, no compensation cost is recognized for such awards.

         The Company issued 2,260,000 stock options with an exercise price of $3.15 per share to certain employees and members of management on August 1, 1999. As of December 31, 2000, the number of these options outstanding was reduced to 1,901,500, primarily through terminations. During 2000, the Company issued an additional 236,250 stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. These options generally vest 20% upon grant and 20% each subsequent year. However, 583,750 vest after seven years, subject to certain criteria, which could accelerate vesting to five years. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. In accordance with APB 25, the Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant of $0.8 million and $1.0 million for the years ended

December 31, 2000 and 1999, respectively. Additional information with respect to options granted to employees is as follows:

         Stock Options Issued to Directors

         Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. Additional information with respect to the Company's stock options issued to directors is as follows:

         Stock Option Plan for Agents and Others

         On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the board of directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options expire ten years from the date of the grant. Options outstanding under this plan total 102,786, all of which are exercisable. In 1998, agents and other persons became eligible for options under the 1998 ICP. 159,600 and 152,000 options were issued in 2000 and 1999, respectively to agents and others. In accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation," ("FASB 123"), the fair value of these options totaling $0.2 million and $0.2 million was expensed during 2000 and 1999, respectively. These options vest in equal installments over a three year period and expire ten years from the date of grant.

         In addition, in connection with the acquisition of the Acquired Companies, the Company adopted additional stock option plans for agents and regional managers of the Acquired Companies. Agents are to be issued stock and stock options based on new premium production at predetermined exercise prices. The plan ends at the earlier of December 31, 2001 or when the aggregate number of options have been issued. Total options granted may not exceed $0.6 million of proceeds to be received upon exercise to a maximum of 175,778 options. Options issued under this plan cliff vest 24 months after the end of the year of option grant and expire at the earliest of the termination date as an agent or 30 days after the option becomes exercisable. During 1999, a total of 84,254 options were issued to agents of the Acquired Companies related to 1999 sales performance at an exercise price of $3.62. In accordance with FASB 123, the fair value of these options was expensed which totaled $0.2 million. These agents were also eligible for stock grants based on new premium production. Total stock grants in 1999 totaled 84,254 shares for which the Company recorded an expense of $0.4 million. During 2000, $0.3 million was expensed relating to the stock grants and options earned based on 2000 production.

         Regional managers will receive options based on growth of new premium earned. The plan ends at the earlier of December 31, 2001, or when aggregate numbers of options are issued. Total options to be granted cannot exceed $4.05 million of proceeds to be received upon exercise of such options to a maximum of 1,135,174 options. Options cliff vest on the January 1st following the second calendar year after the year of option grant. Options issued to regional managers expire at the earliest of termination as an agent for cause, 30 days after termination not for cause, or 5 years after the grant date. Total options issued in 1999 for 1998 performance were 183,055 with an exercise price of $3.15. Options issued related to 1999 performance totaled 38,397 with an exercise price of $3.62. In accordance with FASB 123, a total of $0.7 million was expensed during 1999 representing the fair value of the options issued.

         Accounting for Stock-Based Compensation

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

         Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        2000                    1999                   1998
Risk free interest rates                               5.11%               6.51% - 6.68%           5.63% - 6.63%
Dividend yields                                         0.0%                    0.0%                   0.0%
Expected volatility                               21.75% - 43.74%         43.63% - 48.64%         43.74% - 46.08%
Expected lives of options (in years)                 1.0 - 4.5               2.0 - 6.0                  4.5

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       2000               1999               1998
                                                       ----               ----               ----
                                                                       (In thousands)
Pro forma net income                                 $22,360            $8,918            $1,832
                                                     =======            ======            ======
Pro forma earnings per common share:
  Basic                                              $  0.48            $ 0.39            $ 0.30
  Diluted                                            $  0.47            $ 0.32            $ 0.17

         A summary of the status of the Company's three stock option plans as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                            2000                              1999                          1998
                                     ------------------------      --------------------------     ---------------------------
                                                    Weighted-                       Weighted-                       Weighted-
                                                    Average                         Average                         Average
Fixed                                               Exercise                        Exercise                        Exercise
Options                              Options        Price          Options          Price          Options          Price
- -------                              -------        -----          -------          -----          -------          -----
                                 (In thousands)                    (In thousands)                  (In thousands)

Outstanding-beginning of
year                                  4,388           $3.09         1,309            $2.57           760            $2.22
Granted                                 682            4.30         3,121             3.31           740             2.61
Exercised                               (17)           2.60           (29)            2.33          (174)            1.49
Terminated                             (410)           3.18           (13)            2.18           (17)            1.83
                                      -----           -----         -----            -----         -----            -----
Outstanding-end of year               4,643           $3.22         4,388            $3.09         1,309            $2.57
                                      -----           -----         -----            -----         -----            -----
Options exercisable at end
of year                               2,157           $2.90         1,315            $2.69           485            $2.53

A summary of the weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 is presented below:

                                     2000                              1999                                  1998
                          -----------------------------     --------------------------------       -----------------------------
                                             Weighted-                            Weighted-                           Weighted-
                                             Average                              Average                             Average
                          Options            Fair Price      Options              Fair Price       Options            Fair Price
                          -------            ----------      -------              ----------       -------            ----------
                          (In thousands}                     (In thousands)                        (In thousands)
Above market                  160             $1.34              140                $1.63               -               $   -
At market                     286              1.72              125                 2.01             741                1.12
Below market                  236              1.86            2,855                 3.02               -                   -
                              ---                              -----                                  ---
Total granted                 682             $1.68            3,120                $2.92             741               $1.12
                              ---                              -----                                  ---

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                               Weighted-
                            Number              Average               Weighted-            Number             Weighted-
     Range of            Outstanding           Remaining               Average           Exercisable           Average
  Exercise Prices        at 12/31/99       Contractual Life        Exercise Price        at 12/31/99       Exercise Price
                        (In thousands)                                                 (In thousands)
    $1.88 - 3.12              1,135              6.3 years              $2.51               1,135                $2.51
            3.15              2,566              7.8 years               3.15                 768                 3.15
     3.25 - 4.25                640              6.6 years               3.83                 207                 3.56
     5.06 - 5.31                302              4.5 years               5.18                  47                 5.30
    $1.88 - 5.31              4,643              7.1 years              $3.22               2,157                $2.90

10. STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

         The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At December 31, 2000 and 1999 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $86.5 million and $89.2 million, respectively. Total statutory net income for the three years ended December 31, 2000, 1999 and 1998 was $12.2 million ($14.7 million of which related to the Acquired Companies), $24.2 million ($25.4 million of which related to the Acquired Companies) and $0.6 million, respectively.

         The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Life of Canada and Pennsylvania Life's Canadian Branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $56.4 million and $63.9 million as of December 31, 2000 and 1999, respectively. PennCorp Life of Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at December 31, 2000.

         Dividend payments from American Progressive to the Company would require regulatory approval, which, in all likelihood, would not be obtained until American Progressive generated enough statutory profits to offset its entire negative unassigned surplus, which was approximately $8.2 million at

December 31, 2000. American Progressive made no dividends or distributions during the three years ended 2000.

         American Pioneer may pay a dividend or make a distribution without the prior written approval of the Florida Insurance Department when (a) the dividend is equal to or less than the greater of (1) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains ("policyholder surplus from operations"); or (2) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year but not more than its policyholder surplus from operations; (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer did not pay any dividends during the three years ended December 31, 2000.

         Under current Pennsylvania and Texas insurance law, a life insurer may pay dividends or make distributions out of unassigned surplus without the prior approval of the Insurance Department as long as the dividend distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year. American Exchange made no dividends or distributions during the three years ended December 31, 2000. During the year ended December 31, 2000, Pennsylvania Life and Union Bankers paid ordinary dividends to American Exchange of $2.9 million and $2.0 million, respectively. Additionally, Peninsular Life paid an extraordinary dividend of $1.5 million to Universal American in 2000.

         Under current Canadian law, a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. PennCorp Life did not pay any dividends in 2000.

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

         In 1998, the NAIC approved a codification of statutory accounting principles, effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification will change, to some extent, the accounting practices that the Company's Insurance Subsidiaries use to prepare their statutory financial statements. The Company does not believe that such changes will have a material adverse impact on the reported statutory financial condition of any such subsidiaries.

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

         The Company has several quota share reinsurance agreements in place with Hanover Life Reassurance Company ("HLR"), Cologne Life Reinsurance Company ("CLR") and Transamerica Occidental Life ("TA"), (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various accident & health insurance products written or acquired by the Company and contain ceding percentages ranging between 50% and 100%. The Reinsurers receive their pro-rata premium and pay their pro-rated benefits. In addition, the Company receives allowances from the Reinsurers to reimburse the commission, administration and premium tax expenses associated with the business reinsured. At December 31, 2000 and 1999 amounts due from these Reinsurers were as follows:

                                                     2000                      1999
                                                     ----                      ----
                Reinsurer                                    (In thousands)
                ---------
                CLR                                 $ 89,469                  $ 87,886
                HLR                                   54,838                    44,269
                TA                                    21,191                    23,064
                                                    --------                  --------
                     Total                          $165,498                  $155,219
                                                    --------                  --------

         In conjunction with the 1999 Acquisition, Peninsular entered into a coinsurance agreement with Occidental Life Insurance Company of North Carolina ("Occidental"), a former affiliate, to cede 100% of its direct business (primarily life and annuity business). Currently, Occidental is rated B+ by A.M. Best. It is the intent of the parties to this agreement to replace the coinsurance agreement with a full assumption agreement which will effectively transfer the business to Occidental. As of December 31, 2000, approximately 52% of the business had been transferred. The reinsurance recoverable from Occidental totaled $8.8 million and $19.2 million at December 31, 2000 and 1999, respectively.

         A summary of reinsurance activity for the three years ended December 31, 2000 is presented below:

                                                                         As of December 31,
                                                           -------------------------------------------------
                                                             2000                1999               1998
                                                             ----                ----               ----
                                                                               (In thousands)
         Life insurance in force
         Gross amount                                      $3,651,778          $4,445,889        $2,038,438
         Ceded to other companies                            (916,669)         (1,571,284)         (735,791)
         Assumed from other companies                          51,175              50,699            47,084
                                                           ----------          ----------        ----------
         Net Amount                                        $2,786,284          $2,925,304        $1,349,731
                                                           ==========          ==========        ==========
         Percentage of assumed to net                               2%                  2%                4%
                                                           ==========          ==========        ==========

                                                                         Year Ended December 31,
                                                              --------------------------------------------
         Premiums                                             2000                1999                1998
                                                              ----                ----                ----
                                                                               (In thousands)
           Life insurance                                  $  41,371           $  25,704            $ 15,242
           Accident & health                                 409,952             226,849             115,802
                                                            --------            --------             -------
             Total gross premiums                            451,323             252,553             131,044
                                                            --------            --------             -------
         Ceded to other companies
           Life insurance                                    (10,210)             (9,290)             (7,238)
           Accident & health                                (224,415)           (129,537)            (82,308)
                                                            --------            --------             -------
             Total ceded premiums                           (234,625)           (138,827)            (89,546)
                                                            --------            --------             -------
         Assumed from other companies
           Life insurance                                      2,538               1,177                 998
           Accident & health                                     517                 574                   -
                                                            --------            --------             -------
            Total assumed premium                              3,055               1,751                 998
                                                            --------            --------             -------
         Net amount
           Life insurance                                     33,699              17,591               9,002
           Accident & health                                 186,054              97,886              33,494
                                                            --------            --------             -------
             Total net premium                              $219,753            $115,477             $42,496
                                                            ========            ========             =======

         Percentage of assumed to net
           Life insurance                                         8%                  7%                  11%
                                                            ========            ========             =======
           Accident & health                                      0%                  1%                   0%
                                                            ========            ========             =======
           Total assumed to total net                             1%                  2%                   2%
                                                            ========            ========             =======

         Total claims recovered for 2000 and 1999 totaled $175.7 million and $104.9 million, respectively.

12. LOAN AGREEMENTS:

         As of December 31, 2000 and 1999, in connection with the 1999 Acquisition on July 30, 1999, (see Note 3) the Company had an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at the London Interbank Offering Rate for one, two, three or six months ("LIBOR") plus 350 basis points (currently 9.0425%) with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, PFI, Inc. (an immaterial subsidiary), Quincy (an immaterial subsidiary), WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of PennCorp Canada). In addition, the Company incurred loan origination fees of $3.5 million, which were capitalized and will be amortized on a straight-line basis over the life of the loan. For the year ended December 31, 2000, the Company paid $7.1 million in interest and fees in connection with the credit facility. The Company paid $1.5 million in principal on July 31, 2000 and $1.9 million in principal on October 31, 2000 and January 31, 2001.

         The following table shows the schedule of remaining principal payments on the Company's outstanding term loan, with the final payment in July 2006:

                                   Principal
                                   Repayment
                                   ---------
                                (In thousands)
                 2001                 $ 8,175
                 2002                  10,700
                 2003                  11,525
                 2004                  12,400
                 2005                  13,275
                 2006                  10,575
                                      -------
                Total                 $66,650
                                      -------

         In August 2000, to fund the CHCS acquisition (see Note 4), the Company drew down $3.0 million of the revolving loan facility, which amount currently incurs interest at 9.06% and is due to mature on July 31, 2004. The Company pays a commitment fee of 50 basis points on the unutilized facility, which is currently $7.0 million.

         The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 2000:

                                      As of December 31,                        Year Ended December 31,
                                 -------------------------          -----------------------------------------------
                                                                                        Weighted
                                                                     Maximum            Average(a)         Average
                                    Amount         Interest           Amount             Amount           Interest
                                 Outstanding         Rate           Outstanding        Outstanding         Rate (b)
                                 -----------         ----           -----------        -----------         --------
                                (In thousands)                     (In thousands)     (In thousands)
         2000                       $69,650          10.22%           $71,500          $70,056            10.05%
                                    =======           ====            =======          =======             ====
         1999                       $70,000           9.01%           $70,000          $31,833             8.98%
                                    =======           ====            =======          =======             ====
         1998                       $ 4,750           7.97%           $ 5,000          $ 3,743             8.19%
                                    =======           ====            =======          =======             ====

- ------------------------
         (a) The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.
         (b) The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

13. COMMITMENTS:

         The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, North Carolina, and Ontario, Canada. Rent expense for the three years ended December 31, 2000, 1999, and 1998 was $2.9 million, and $1.5 million, and $0.7 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 2000 under non-cancelable operating leases are as follows:

                                        (In thousands)
         2001                                  $1,795
         2002                                   1,730
         2003                                   1,372
         2004                                     843
         2005 and thereafter                    1,830
                                               ------
                 Totals                        $7,570
                                               ======

14. UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

         Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. Currently, the Company matches the employee's contribution up to 2% of the employee's compensation with Company common stock. As of December 31, 2000, the Savings Plan held 426,000 shares of the Company's common stock.

         The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions by the Company under the Savings Plan were $262,000, $172,000 and $92,000 in 2000, 1999 and 1998, respectively.

15. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

         d. Investment contract liabilities: For annuity and Universal American life type contracts, the carrying amount is the policyholder account value (see Note 2e); estimated fair value equals the policyholder account value less surrender charges.

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

         The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                                                                     2000
                                                                       -------------------------------
                                                                       Carrying
                                                                        Amount             Fair Value
                                                                        ------             ----------
                                                                              (In thousands)
         Financial assets:
           Fixed maturities available for sale                         $751,738             $751,738
           Equity securities                                              3,547                3,547
           Policy loans (a)                                              25,077
          Other invested assets (b)                                       2,037
           Mortgage loans (b)                                             2,281
           Cash and cash equivalents                                     40,250               40,250

         Financial liabilities:
           Investment contract liabilities                              223,681              207,697
           Loan payable                                                  69,650               69,650

                                                                                    1999
                                                                       -------------------------------
                                                                       Carrying
                                                                        Amount             Fair Value
                                                                        ------             ----------
                                                                              (In thousands)
         Financial assets:
         Fixed maturities available for sale                           $717,560             $717,560
         Equity securities                                                4,838                4,838
         Policy loans (a)                                                25,640
         Other invested assets (b)                                        2,763
         Mortgage loans (b)                                               2,743
         Cash and cash equivalents                                       58,753               58,753

         Financial liabilities:
           Investment contract liabilities                              238,665              215,867
           Loan payable                                                  70,000               70,000

- ----------------------------

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

16. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The quarterly results of operations for the three years ended December 31, 2000 are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts for the twelve months ended December 31, 2000.

                     2000                                              Three Months Ended
- --------------------------------------------       ----------------------------------------------------------
                                                   March 31,       June 30,     September 30,     December 31,
                                                   ---------       --------     -------------     ------------
                                                                       (In thousands)
Total revenue                                       $70,770         $71,826         $71,469         $70,026
Total benefits, claims & other expenses              61,956          62,990          63,203          62,876
                                                    -------         -------         -------         -------
Operating income (loss) before income taxes           8,814           8,836           8,266           7,150
Federal income tax expense                            3,155           3,207           2,853             966
                                                    -------         -------         -------         -------
Net income applicable to common
    Shareholders                                    $ 5,659         $ 5,629         $ 5,413         $ 6,184
                                                    =======         =======         =======         =======
Basic earnings per share                            $  0.12         $  0.12         $  0.12         $  0.13
                                                    =======         =======         =======         =======
Diluted earnings per share                          $  0.12         $  0.12         $  0.12         $  0.13
                                                    =======         =======         =======         =======

                     1999                                                Three Months Ended
- --------------------------------------------       ------------------------------------------------------------
                                                   March 31,        June 30,     September 30,     December 31,
                                                   ---------        --------     -------------     ------------
                                                                        (In thousands)
Total revenue                                       $13,850         $14,713         $50,188         $69,385
Total benefits, claims & other expenses              12,783          13,640          45,002          60,655
                                                    -------         -------         -------         -------
Operating income (loss) before income taxes           1,067           1,073           5,186           8,730
Federal income tax expense                              356             371           1,953           3,563
                                                    -------         -------         -------         -------
Net Income                                              711             702           3,233           5,167
Redemption accrual on Series C
  Preferred Stock                                       180              --              --              --
                                                    -------         -------         -------         -------
Net income applicable to common
    Shareholders                                    $   531         $   702         $ 3,233         $ 5,167
                                                    =======         =======         =======         =======
Basic earnings per share                            $  0.07         $  0.07         $  0.10         $  0.12
                                                    =======         =======         =======         =======
Diluted earnings per share                          $  0.05         $  0.05         $  0.09         $  0.11
                                                    =======         =======         =======         =======

                     1998                                                Three Months Ended
- -------------------------------------------        -----------------------------------------------------------
                                                   March 31,       June 30,      September 30,    December 31,
                                                   ---------       --------      -------------    ------------
                                                                        (In thousands)
Total revenue                                       $13,815         $14,331         $14,068         $13,875
Total benefits, claims & other expenses              13,040          13,071          13,050          12,996
                                                    -------         -------         -------         -------
Operating income (loss) before income taxes             775           1,260           1,018             879
Federal income tax expense                              242             450             346             286
                                                    -------         -------         -------         -------
Net Income                                              533             810             672             593
Redemption accrual on Series C
  Preferred Stock                                       108             109             108             109
                                                    -------         -------         -------         -------
Net income applicable to common
    Shareholders                                    $   425         $   701         $   564         $   484
                                                    =======         =======         =======         =======
Basic earnings per share                            $  0.06         $  0.09         $  0.07         $  0.07
                                                    =======         =======         =======         =======
Diluted earnings per share                          $  0.04         $  0.06         $  0.05         $  0.05
                                                    =======         =======         =======         =======

17. BUSINESS SEGMENT INFORMATION:

         Currently, the Company manages its business, with primary emphasis on its distribution channels, through four operating segments, Senior Market Brokerage, Career Agency, Special Markets and Administrative Services and also maintains a Corporate segment.

SENIOR MARKET BROKERAGE - This distribution channel consists of a general agency system and insurance brokerage system that focus on the sale of products in the senior market segment, including Medicare Supplement, Long-Term Care, Final Expense Life Insurance and Annuities.

CAREER AGENCY SYSTEM - The Career Agency Segment was acquired in the 1999 Acquisition in July 1999 and comprises the operations of Pennsylvania Life and PennCorp Life of Canada. PennCorp Life of Canada operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania

Life U.S.") and Canada. The Career Agency segment is comprised of a career agency field force, which distributes fixed benefit accident and sickness, life insurance and supplemental senior health insurance in the United States and Canada. The Career Agents are under exclusive contract with Pennsylvania Life and PennCorp Life of Canada.

SPECIAL MARKETS - Through its own operating history and through prior acquisitions, Universal American has accumulated various lines of business that it manages in its Special Markets segments. These products include traditional, interest-sensitive and group life insurance, individual medical and other accident and health insurance.

ADMINISTRATIVE SERVICES - In connection with the acquisition of AIAG and CHCS, Universal American has increased its efforts on the development of the Administrative Services segment. The primary services are to act as a third party administrator and service provider on various senior supplemental health insurance products offered by both affiliated and unaffiliated insurance companies. Services performed include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities.

         CORPORATE & ELIMINATIONS - This segment includes the corporate activities of the holding company, including interest on debt. This segment also includes the elimination of intersegment revenues and expenses that are reported gross in each of the operating segments. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency, Senior Market Brokerage and Special Market segments and interest on notes issued by the Corporate segment to the other operating segments.

         Financial data by segment for the three years ended December 31, 2000 is as follows:

                                                                       December 31, 2000
                                                                         (In thousands)

                                                       Senior                                    Parent
                                         Career         Market       Special   Administrative   Company &
                                         Agents       Brokerage      Markets      Services     Eliminations        Total
                                         ------       ---------      -------   --------------  ------------        -----
Net premiums and policyholder
 fees earned -
 Life and Annuity                        $ 17,258      $  3,669      $ 12,773      $    --     $     --         $   33,700
Net premiums and policyholder
 fees earned - Health                     112,100        48,451        25,502           --           --            186,053
                                         --------      --------      --------      -------     --------         ----------
  Net premiums                            129,358        52,120        38,275           --           --            219,753
Net investment income                      31,714        11,391        14,704           77         (941)            56,945
Realized gains (losses)                       147           201          (202)          --           --                146
Fee and other income                          647             3           332       24,130      (17,865)             7,247
                                         --------      --------      --------      -------     --------         ----------
  Total revenues                          161,866        63,715        53,109       24,207      (18,806)           284,091
                                         --------      --------      --------      -------     --------         ----------
Policyholder benefits                      81,432        40,656        31,831           --           --            153,919
Interest credited to policyholders          1,657         4,996         3,477           --           --             10,130
Change in deferred acquisition costs      (12,476)       (5,015)        1,566           --           --            (15,925)
Amortization of present value of
future profits and goodwill                  (584)          183           230        2,920           --              2,749

Commissions and general expenses           62,264        17,203        11,417       17,443       (8,175)           100,152
                                         --------      --------      --------      -------     --------         ----------
  Total benefits, claims and other
   deductions                             132,293        58,023        48,521       20,363       (8,175)           251,025
                                         --------      --------      --------      -------     --------         ----------
Operating income before taxes            $ 29,573      $  5,692      $  4,588      $ 3,844     $(10,631)        $   33,066
                                         ========      ========      ========      =======     ========         ==========
ASSETS

Deferred policy acquisition costs        $ 15,335      $ 25,507      $  7,738      $    --     $     71         $   48,651
Goodwill                                   (1,944)        4,047            --        2,665        1,944              6,712
Present value of future profits                --           324           644        4,835           --              5,802
Other assets                              536,332       328,913       270,317       13,856      (20,917)         1,128,699
                                         --------      --------      --------      -------     --------         ----------
  Total assets                           $549,723      $358,791      $278,699      $21,356     $(18,704)        $1,189,864
                                         ========      ========      ========      =======     ========         ==========

                                                                              December 31, 1999
                                                                                (In thousands)
                                                                 Senior                                    Parent
                                                   Career        Market       Special   Administrative   Company &
                                                   Agents      Brokerage      Markets      Services     Eliminations      Total
                                                   ------      ---------      -------      -------      ------------      -----
Net premiums and policyholder
 fees earned - Life and Annuity                   $  7,198      $  1,068      $  9,325      $   --      $    --       $   17,591
Net premiums and policyholder
 fees earned - Health                               48,365        31,574        17,947          --           --           97,886
                                                  --------      --------      --------      ------      -------       ----------
  Net premiums                                      55,563        32,642        27,272          --           --          115,477
Net investment income                               12,133         9,422         8,662          --         (904)          29,313
Realized gains                                          81           (81)         (241)         --           --             (241)
Fee and other income                                   228            41           246       9,290       (6,218)           3,587
                                                  --------      --------      --------      ------      -------       ----------
  Total revenues                                    68,005        42,024        35,939       9,290       (7,122)         148,136
                                                  --------      --------      --------      ------      -------       ----------
Policyholder benefits                               30,396        23,643        19,216          --           --           73,255
Interest credited to policyholders                     437         5,550         2,681          --           --            8,668
Change in deferred acquisition costs                (2,919)       (3,722)          412          --           --           (6,229)
Amortization of present value
 of future profits and goodwill                       (427)          183           314          --           --               70
Commissions and general expenses                    28,239        12,580         8,939       7,254         (696)          56,316
                                                  --------      --------      --------      ------      -------       ----------
  Total benefits, claims and other deductions       55,726        38,234        31,562       7,254         (696)         132,080
                                                  --------      --------      --------      ------      -------       ----------
Operating income before taxes                     $ 12,279      $  3,790      $  4,377      $2,036      $(6,426)      $   16,056
                                                  ========      ========      ========      ======      =======       ==========
ASSETS

Deferred policy acquisition costs                 $  2,944      $ 21,879      $ 10,120      $   --      $    --       $   34,943
Goodwill                                                --         4,201            --          --           --            4,201
Present value of future profits                         --           370           856          --           --            1,226
Other assets                                       508,785       314,212       287,073       6,122       (3,141)       1,113,051
                                                  --------      --------      --------      ------      -------       ----------
  Total assets                                    $511,729      $340,662      $298,049      $6,122      $(3,141)      $1,153,421
                                                  ========      ========      ========      ======      =======       ==========

                                                                      December 31, 1998 (restated)
                                                                              (In thousands)
                                                               Senior                                Parent
                                                   Career      Market      Special  Administrative  Company &
                                                   Agents    Brokerage     Markets     Services    Eliminations        Total
                                                   ------    ---------     -------     -------     ------------        -----
Net premiums and policyholder
 fees earned - Life and Annuity                   $   --     $  1,738      $ 6,485      $   --       $     --        $  8,223
                                                  ------     --------      -------      ------       --------        --------
Net premiums and policyholder
 fees earned - Health                                 --       20,069       14,204          --             --          34,273
  Net premiums                                        --       21,807       20,689          --             --          42,496
Net investment income                                 --        8,166        3,125          --           (570)         10,721
Realized gains                                        --        2,580       (2,324)         --             --             256
Fee and other income                                  --           --          238       8,700         (6,322)          2,616
                                                  ------     --------      -------      ------       --------        --------
  Total revenues                                      --       32,553       21,728       8,700         (6,892)         56,089
                                                  ------     --------      -------      ------       --------        --------
Policyholder benefits                                 --       16,589       14,405          --             --          30,994
Interest credited to policyholders                    --        5,458        1,782          --             --           7,240
Change in deferred acquisition costs                  --       (3,783)         253          --             --          (3,530)
Amortization of present value of
 future profits and goodwill                          --          200          145          --             --             345
Commissions and general expenses                      --        9,425        6,352       6,720         (5,389)         17,108
                                                  ------     --------      -------      ------       --------        --------
  Total benefits, claims and other deductions         --       27,889       22,937       6,720         (5,389)         52,157
                                                  ------     --------      -------      ------       --------        --------
Operating income before taxes                     $   --     $  4,664      $(1,209)     $1,980       $ (1,503)       $  3,932
                                                  ======     ========      =======      ======       ========        ========
ASSETS

Deferred policy acquisition costs                 $   --     $ 15,109      $ 9,174      $   --       $     --        $ 24,283
Goodwill                                              --        4,354           --          --             --           4,354
Present value of future profits                       --          415        1,154          --             --           1,569
Other assets                                          --      181,340       78,249       4,644        (11,137)        253,096
                                                  ------     --------      -------      ------       --------        --------
  Total assets                                    $   --     $201,218      $88,577      $4,644       $(11,137)       $283,302
                                                  ======     ========      =======      ======       ========        ========

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                         2000          1999
                                                         ----          ----
ASSETS                                                     (In thousands)
Cash and cash equivalents                             $  3,212      $  6,413
Investments in subsidiaries at equity                  194,262       142,877
Note receivable from affiliate                          70,000        70,000
Interest receivable on surplus note                         --         2,721
Due from subsidiary                                        209           422
Capitalized loan origination fees                        2,958         3,516
Deferred tax asset                                         875            58
Other assets                                               462         1,467
                                                      --------      --------
Total assets                                          $271,978      $227,474
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Loan Payable                                          $ 69,650      $ 70,000
Note Payable to American Progressive                     7,900         7,900
Due to subsidiary                                        9,889         4,185
Amounts payable and other liabilities                   10,590        11,424
                                                      --------      --------
Total liabilities                                       98,029        93,509
                                                      --------      --------
Total stockholders' equity                             173,949       133,965
                                                      --------      --------
Total liabilities and stockholders' equity            $271,978      $227,474
                                                      ========      ========


                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                               2000           1999          1998
                                                               ----           ----          ----
                                                                         (In thousands)
REVENUES:

Net investment income                                       $  7,258       $  2,762       $    98
Other income                                                     107             10            38
                                                            --------       --------       -------
Total revenues                                                 7,365          2,772           136
                                                            --------       --------       -------
EXPENSES:

Selling, general and administrative expenses                   3,833          3,620         1,355
Interest expense                                               7,097          2,859           307
                                                            --------       --------       -------
Total expenses                                                10,930          6,479         1,662
                                                            --------       --------       -------

Operating loss before provision for federal
  Income taxes and equity income                              (3,565)        (3,707)       (1,526)
Federal income tax expense (benefit)                           5,381          1,250          (345)
                                                            --------       --------       -------
Net income (loss) before equity income of subsidiaries        (8,946)        (4,957)       (1,181)

Equity in undistributed income                                31,831         14,770         3,789
                                                            --------       --------       -------
Net income                                                    22,885          9,813         2,608

Redemption accrual on Series C Preferred Stock                    --            180           434
                                                            --------       --------       -------
Net income applicable to common shareholders                $ 22,885       $  9,633       $ 2,174
                                                            ========       ========       =======


                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                2000           1999           1998
                                                                ----           ----           ----
                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                    $ 22,885       $  9,813       $ 2,608
Adjustments to reconcile net income to
  net cash used by operating activities:
  Stock based compensation                                         830             --            --
  Equity earnings of subsidiaries                              (31,831)       (91,818)       (5,805)
  Change in surplus note interest receivable                     2,721         (2,721)           --
  Change in amounts due to/from subsidiaries                     5,917            268         2,914
  Change in loan origination fees                                  558         (3,515)           --
  Change in deferred income taxes                                 (817)         1,269            --
  Change in other assets and liabilities                         1,226          1,113          (838)
                                                              --------       --------       -------
Net cash (used by) provided from operating activities            1,489        (85,591)       (1,121)
                                                              --------       --------       -------
Cash flows from investing activities:
Issuance of surplus note receivable to American Exchange            --        (70,000)           --
Redemption of surplus note due from American Pioneer                --          1,000            --
Capital contribution to American Pioneer                            --         (1,000)           --
Capital contribution to PennCorp Life of Canada                 (1,400)            --            --
Purchase of business                                            (6,189)            --        (3,950)
                                                              --------       --------       -------
Net cash used by investing activities                           (7,589)       (70,000)       (3,950)
                                                              --------       --------       -------
Cash flows from financing activities:
Net proceeds from issuance of common stock                         213         93,209           421
Purchase of Treasury Stock                                        (373)            --            --
Proceeds from the issuance of Series C Preferred Stock              --             --            --
Proceeds from the issuance of Series D Preferred Stock              --          1,750         2,250
Increase in note payable to American Progressive                    --             --         1,975
Increase in loan payable                                         3,000         70,000         1,250
Principal repayment on debt                                     (3,350)        (4,750)           --
Dividends received                                               3,409             --            --
                                                              --------       --------       -------
 Net cash provided from financing activities                     2,899        160,209         5,896
                                                              --------       --------       -------
 Net increase (decrease) in cash and cash equivalents           (3,201)         4,618           825
 Cash and cash equivalents:
 At beginning of year                                            6,413          1,795           970
                                                              --------       --------       -------
 At end of year                                               $  3,212       $  6,413       $ 1,795
                                                              ========       ========       =======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                   $  8,421       $  2,859       $   307
                                                              ========       ========       =======
   Income taxes                                               $     39       $     18       $    --
                                                              ========       ========       =======


                  See notes to condensed financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

               Schedule III - Supplementary Insurance Information

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                                                                       2000        1999           1998
                                                                       ----        ----           ----
                                                                              (In thousands)
Deferred policy acquisition costs                                   $ 48,651      $ 34,943      $ 24,283
                                                                    ========      ========      ========
Policyholder account balances                                       $223,681      $238,665      $154,886
                                                                    ========      ========      ========
Policy and contract claims                                          $ 85,091      $ 77,905      $ 26,630
                                                                    ========      ========      ========
Premiums and policyholders fees earned                              $219,753      $115,477      $ 42,496
                                                                    ========      ========      ========
Net investment income                                               $ 56,945      $ 29,313      $ 10,721
                                                                    ========      ========      ========
Interest credited to policyholders                                  $ 10,130      $  8,668      $  7,240
                                                                    ========      ========      ========
Claims and other benefits and change in future policy benefits
                                                                    $153,919      $ 73,255      $ 30,994
                                                                    ========      ========      ========
Increase in deferred acquisition costs                              $ 15,925      $  6,229      $  3,530
                                                                    ========      ========      ========
Commissions and other operating costs and expenses                  $100,152      $ 56,316      $ 17,108
                                                                    ========      ========      ========