Form 10-Q
period 2001-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2001-05-15
CIK 709878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For The Period Ended March 31, 2001
                            Commission File #0-11321

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                 NEW YORK                              11-2580136
         ------------------------            --------------------------
         (State of Incorporation)            (I.R.S. Employer I.E. No.)

             Six International Drive, Suite 190, Rye Brook, NY 10573
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (914) 934-5200

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      The number of shares outstanding of the Registrant's Common Stock as of May 4, 2001 was 46,873,965.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets at March 31, 2001 and December 31, 2000        3

    Consolidated Statements of Operations for the three months ended
    March 31, 2001 and March 31, 2000                                          4

    Consolidated Statements of Cash Flows for the three months ended
    March 31, 2001 and March 31, 2000                                          5

    Notes to Consolidated Financial Statements                              6-11

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                  12-24

PART II - OTHER INFORMATION                                                   25

    Signature                                                                 25

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

ASSETS                                                                      March 31, 2001  December 31, 2000
                                                                            --------------  -----------------
                                                                             (Unaudited)
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost: 2001, $741,918; 2000, $746,060)                          $   755,178      $   751,738
  Equity securities, at fair value (cost: 2001, $4,747; 2000, $3,819)               4,506            3,547
  Policy loans                                                                     24,661           25,077
  Other invested assets                                                             4,212            4,318
                                                                              -----------      -----------
    Total investments                                                             788,557          784,680

Cash and cash equivalents                                                          32,212           40,250
Accrued investment income                                                          10,810           11,459
Deferred policy acquisition costs                                                  51,672           48,651
Amounts due from reinsurers                                                       215,031          202,929
Due and unpaid premiums                                                             3,667            3,680
Deferred income tax asset                                                          60,910           65,014
Present value of future profits and goodwill                                       12,031           12,514
Due from broker                                                                     6,485              234
Other assets                                                                       24,837           20,453
                                                                              -----------      -----------
    Total assets                                                                1,206,212        1,189,864
                                                                              ===========      ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                     227,369          223,681
Reserves for future policy benefits                                               583,539          575,239
Policy and contract claims - life                                                   6,379            7,207
Policy and contract claims - health                                                83,276           77,884
Loan payable                                                                       67,800           69,650
Amounts due to reinsurers                                                           3,203            2,877
Restructuring liability                                                               534            2,955
Other liabilities                                                                  50,557           56,422
                                                                              -----------      -----------
    Total liabilities                                                           1,022,657        1,015,915
                                                                              -----------      -----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares, issued and outstanding:
  2001, 46.9 million shares; 2000, 46.8 million shares)                               469              468
Additional paid-in capital                                                        128,944          128,625
Accumulated other comprehensive income                                              6,891            4,875
Retained earnings                                                                  47,390           40,354
Less:  Treasury Stock (2001, 0.1 million shares; 2000, 0.1 million shares)           (139)            (373)
                                                                              -----------      -----------
    Total stockholders' equity                                                    183,555          173,949
                                                                              -----------      -----------

    Total liabilities and stockholders' equity                                $ 1,206,212      $ 1,189,864
                                                                              ===========      ===========

                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                             2001                            2000
                                                                          ---------                        ---------
Revenues:                                                                (in thousands, per share amounts in dollars)
   Gross premium and policyholder fees earned                             $ 126,213                        $ 109,341
   Reinsurance premiums assumed                                                 822                            1,017
   Reinsurance premiums ceded                                               (69,442)                         (55,219)
                                                                          ---------                        ---------
         Net premium and policyholder fees earned                            57,593                           55,139

   Net investment income                                                     14,457                           14,151
   Net realized gains on investments                                          2,090                               40
   Fee income                                                                 2,531                            1,440
                                                                          ---------                        ---------
          Total revenues                                                     76,671                           70,770
                                                                          ---------                        ---------

Benefits, claims and expenses:
   Increase in future policy benefits                                         3,763                               56
   Claims and other benefits                                                 39,038                           37,104
   Interest credited to policyholders                                         2,512                            2,562
   Increase in deferred acquisition costs                                    (4,328)                          (3,006)
   Amortization of present value of future profits and goodwill                 724                              643
   Commissions                                                               24,268                           19,974
   Commission and expense allowances on reinsurance ceded                   (21,402)                         (15,725)
   Interest expense                                                           1,618                            1,680
   Other operating costs and expenses                                        19,557                           18,668
                                                                          ---------                        ---------
          Total benefits, claims and other deductions                        65,750                           61,956
                                                                          ---------                        ---------

Operating income before taxes                                                10,921                            8,814
Federal income tax expense                                                    3,885                            3,156
                                                                          ---------                        ---------
Net income                                                                $   7,036                        $   5,658
                                                                          =========                        =========

Earnings per common share:

  Basic                                                                   $    0.15                        $    0.12
                                                                          =========                        =========
  Diluted                                                                 $    0.15                        $    0.12
                                                                          =========                        =========

            See notes to unaudited consolidated financial statements

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                                    2001           2000
                                                                                  ---------      ---------
                                                                                       (in thousands)
Cash flows from operating activities:
Net income                                                                        $   7,036      $   5,658
Adjustments to reconcile net income to net cash used by operating activities:
  Deferred income taxes                                                               2,800         (1,777)
  Change in reserves for future policy benefits                                      12,899          4,015
  Change in policy and contract claims                                                4,565          2,703
  Change in deferred policy acquisition costs                                        (4,328)        (3,006)
  Amortization of present value of future profits and goodwill                          724            643
  Change in policy loans                                                                417            386
  Change in accrued investment income                                                   649            210
  Change in reinsurance balances                                                    (11,203)        (4,503)
  Change in due and unpaid premium                                                       14            107
  Realized gains on investments                                                      (2,090)           (40)
  Change in restructuring liability                                                  (2,421)          (415)
  Change in income taxes payable                                                     (1,124)            --
  Other, net                                                                         (5,506)        (1,359)
                                                                                  ---------      ---------
Net cash provided by operating activities                                             2,432          2,622
                                                                                  ---------      ---------

Cash flows from investing activities:
  Proceeds from sale of fixed maturities available for sale                         108,297         13,022
  Proceeds from redemption of fixed maturities available for sale                     1,766          1,935
  Cost of fixed maturities purchased available for sale                            (109,735)       (26,459)
  Change in amounts held in trust by reinsurer                                         (610)          (475)
  Proceeds from sale of equity securities                                                 5             98
  Cost of equity securities purchased                                                   (11)            --
  Change in mortgage loans                                                             (578)            --
  Change in due from / to broker                                                     (6,800)            --
  Change in other invested assets                                                       684             10
  Purchase of business, net of cash held                                                 --         (3,852)
                                                                                  ---------      ---------
Net cash used in investing activities                                                (6,982)       (15,721)
                                                                                  ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                             89             26
  Cost of treasury stock purchases                                                     (453)            --
  Increase in policyholder account balances                                          (1,312)        (3,697)
  Change in reinsurance balances on policyholder account balances                        38           (417)
  Principal payment on notes payable                                                 (1,850)            --
                                                                                  ---------      ---------
Net cash used in financing activities                                                (3,488)        (4,088)
                                                                                  ---------      ---------

Net decrease in cash and cash equivalents                                            (8,038)       (17,187)

Cash and cash equivalents at beginning of period                                     40,250         58,753
                                                                                  ---------      ---------
Cash and cash equivalents at end of period                                        $  32,212      $  41,566
                                                                                  =========      =========

Supplemental cash flow information:
  Cash paid during the period for interest                                        $     703      $   1,680
                                                                                  =========      =========
  Cash paid during the period for income taxes                                    $   1,810      $     124
                                                                                  =========      =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"), WorldNet Services Corp. ("WorldNet"), American Insurance Administration Group, Inc. ("AIAG") and Quincy Coverage Corp. ("Quincy"). Six of these companies, Pennsylvania Life, PennCorp Life of Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999 (the "1999 Acquisition). On August 10, 2000, Universal American acquired Capitated Healthcare Services, Inc. ("CHCS").

      Universal American offers life and accident and health insurance designed for the senior market and self-employed market in all fifty states, the District of Columbia and all the provinces of Canada. It also provides administrative services to other insurers by servicing their senior market products. Universal American's principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long-term care, home health care, senior life insurance and annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada while the independent general agents sell for American Pioneer, American Progressive and Constitution.

2.    BUSINESS COMBINATION

      1999 Acquisition

      In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the 1999 Acquisition into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities and recorded a $11.1 million restructuring liability in its accounting for the 1999 acquisition. This restructuring was completed during the first quarter of 2001. During the three months ended March 31, 2001, the Company paid $2.4 million in restructuring charges. As of March 31, 2001, the remaining liability is $0.5 million, and relates primarily to employee separation costs.

3.    COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2001          2000
                                                         -------        -------
                                                              (in thousands)
      Net income                                         $ 7,036        $ 5,658
                                                         -------        -------
      Other comprehensive income:
         Unrealized gain (loss) on securities              4,285            (83)
         Foreign currency translation adjustment          (2,268)           405
                                                         -------        -------
      Other comprehensive income                           2,017            322
                                                         -------        -------
      Comprehensive income                               $ 9,053        $ 5,980
                                                         =======        =======

4.    EARNINGS PER SHARE

      Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended March 31, 2001 and 2000 is as follows:

                                                  For the Three Months Ended March 31,
                                                                   2001
                                               --------------------------------------------
                                                     Income        Shares     Per Share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------    ------
                                               (in thousands, per share amounts in dollars)
Common stock outstanding                                            46,845
Less: Treasury shares                                                  (97)
                                                                  --------

Basic EPS
Net income applicable to common shareholders        $  7,036        46,748     $0.15
                                                                               =====
Effect of Dilutive Securities
Incentive stock options                                              1,502
Director stock options                                                  88
Agents and others stock options                                        796
Treasury stock assumed from proceeds of options                     (2,020)
                                                    --------      --------
Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions             $  7,036        47,114     $0.15
                                                    ========      ========     =====

                                                  For the Three Months Ended March 31,
                                                                   2000
                                               --------------------------------------------
                                                     Income        Shares     Per Share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------    ------
                                               (in thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders        $  5,658        46,705     $0.12

Effect of Dilutive Securities
Incentive stock options                                                962
Director stock options                                                 124
Agents and others stock options                                        567
Treasury stock assumed from proceeds of options                     (1,217)
                                                    --------      --------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions             $  5,658        47,141     $0.12
                                                    ========      ========     =====

5.    INVESTMENTS

      As of March 31, 2001 and December 31, 2000, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                           March 31, 2001
                                       -----------------------------------------------------
                                                       Gross          Gross
                                       Amortized     Unrealized     Unrealized        Fair
Classification                           Cost           Gains         Losses          Value
----------------------------------     ---------     -----------    ----------     ---------
(In thousands)
US Treasury securities
  and obligations of US government     $  41,225     $   1,099      $      (7)     $  42,317
Corporate debt securities                457,014        10,784         (3,863)       463,935
Mortgage-backed securities               243,679         6,719         (1,472)       248,926
                                       ---------     ---------      ---------      ---------
                                       $ 741,918     $  18,602      $  (5,342)     $ 755,178
                                       =========     =========      =========      =========

                                                        December 31, 2000
                                       -----------------------------------------------------
                                                        Gross          Gross
                                       Amortized     Unrealized     Unrealized        Fair
Classification                           Cost           Gains         Losses          Value
----------------------------------     ---------     -----------    ----------     ---------
(In thousands)
US Treasury securities
  and obligations of US government     $  34,199     $     589      $     (54)     $  34,734
Corporate debt securities                455,954         7,554         (4,908)       458,600
Mortgage-backed securities               255,907         4,404         (1,907)       258,404
                                       ---------     ---------      ---------      ---------
                                       $ 746,060     $  12,547      $  (6,869)     $ 751,738
                                       =========     =========      =========      =========

      The amortized cost and fair value of fixed maturities at March 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized        Fair
                                                        Cost         Value
                                                     ---------     ---------
                                                          (In thousands)
      Due in 1 year or less                          $  28,545     $  28,839
      Due after 1 year through 5 years                 147,036       150,692
      Due after 5 years through 10 years               225,309       230,239
      Due after 10 years                                97,349        96,482
      Mortgage-backed securities                       243,679       248,926
                                                     ---------     ---------
                                                     $ 741,918     $ 755,178
                                                     =========     =========

      During 2001 to date we wrote down the value of certain fixed maturity securities by $1.2 million (0.2% of investments), which represents management's estimate of other than temporary declines in value and were included in net realized gains on investments in the our consolidated statement of operations.

6.    STOCKHOLDERS' EQUITY

      Common Stock

      The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at March 31, 2001 and 2000 were 46,876,965 and 46,842,170, respectively. Changes in the number of shares of common stock outstanding were as follows:

      Balance at December 31, 2000                                   46,842,170
      Stock options exercised                                            25,995
      Stock purchases pursuant to Agents' Stock Purchase Plan             6,100
      Miscellaneous retirements                                            (300)
                                                                    -----------
      Balance at March 31, 2001                                      46,873,965
                                                                    ===========

      Treasury Stock

      During 2000, the Board of Directors approved a plan to re-purchase up to 500,000 shares of Company stock in the open market. The purpose of this plan is to fund employee stock bonuses. During the quarter, the Company acquired 112,951 shares on the open market for a cost of $0.5 million during the year at market prices ranging from $3.75 to $4.06 per share. The Company distributed 171,848 shares in the form of officer and employee bonuses at a market price of $3.88 per share at the date of distribution, generating proceeds of $0.7 million.

7.    STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

      American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At March 31, 2001 and December 31, 2000 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $98.1 million and $86.5 million, respectively.

      Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2001 and December 31, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

      PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $53.4 million and $56.4 million as of March 31, 2001 and December 31, 2000, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at March 31, 2001 and December 31, 2000.

8.    SUBSEQUENT EVENT

      In April 2001, the Company signed a letter of intent with Penn Treaty American Corporation ("Penn Treaty") to purchase Penn Treaty's New York subsidiary, American Independent Network Insurance Company of New York, which includes Penn Treaty's New York long term care business and the distributors of that business. This purchase would also include other product lines that are not part of Penn Treaty's core business. If completed, this acquisition would complement our existing core product lines, including Medicare supplement, disability and life insurance, and provide us with additional distribution capability.

The purchase remains subject to customary due diligence, execution of definitive agreements and regulatory approvals.

9.    BUSINESS SEGMENT INFORMATION

      The Company offers life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. The Company also provide administrative services to other issuers by servicing their senior market products. Our principal insurance products are Medicare supplemental health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: career agency, senior market brokerage, special markets and administrative services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

      Career Agency -- The career agency segment is comprised of the operations of Pennsylvania Life Insurance Company and PennCorp Life Insurance Company of Canada, both of which we acquired in 1999. PennCorp Life of Canada operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The career agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life of Canada.

      Senior Market Brokerage -- This segment includes the operations of general agency and insurance brokerage distribution systems that focus on the sale of insurance products to the senior market, including Medicare supplement, long term care, senior life insurance and annuities.

      Special Markets -- We have accumulated various books of business primarily, as a result of acquisitions that are not part of our core business focus. We manage the run off of these books of business in our special markets segment. The products in this segment include traditional, interest-sensitive and group life insurance, individual major medical and other accident and health insurance.

      Administrative Services -- We act as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to various senior market products and a growing portion of non-insurance products. The services that we perform include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities. In connection with our acquisition of American Insurance Administration Group, Inc. and CHCS, Inc. in 2000, we have increased our efforts to develop the administrative services segment.

      Corporate -- This segment reflects the corporate activities of our holding company, including the payment of interest on our debt and our public company administrative expenses.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the administrative services segment for the career agency, senior market brokerage and special market segments and interest on notes issued by the corporate segment to the other operating segments.

      Financial results by segment for the quarters ended March 31, 2001 and 2000 is as follows:

                                          March 31, 2001               March 31, 2000
                                    -------------------------   -------------------------
                                               Segment Income              Segment Income
                                     Segment   (Loss) Before     Segment   (Loss) Before
                                     Revenue    Income Taxes     Revenue   Income Taxes
      Career Agency                 $ 40,535      $  7,366      $ 41,340      $  6,767
      Senior Market Brokerage         20,627         1,318        14,587           639
      Special Markets                 11,263         1,083        13,930         2,381
      Administrative Services          8,046         1,510         5,265           856
                                    --------      --------      --------      --------
         Subtotal                     80,471        11,277        75,122        10,643
      Corporate                           27        (2,446)           74        (1,869)
      Intersegment revenues           (5,917)           --        (4,466)           --
                                    --------      --------      --------      --------
         Total segment revenues       74,581         8,831        70,730         8,774
      Adjustments to segments
      revenues
         Net realized gains            2,090         2,090            40            40
                                    --------      --------      --------      --------

                                    $ 76,671      $ 10,921      $ 70,770      $  8,814
                                    ========      ========      ========      ========

      Identifiable assets by segment as of March 31, 2001 and December 31, 2000 are as follows:

                                      March 31, 2001     December 31, 2000
                                      --------------     -----------------

      Career Agency                     $   555,005         $   549,723
      Senior Market Brokerage               372,666             358,790
      Special Markets                       278,048             278,699
      Administrative Services                23,299              21,356
                                        -----------         -----------
         Subtotal                         1,229,018           1,208,568
      Corporate                             (22,806)            (18,704)
                                        -----------         -----------

                                        $ 1,206,212         $ 1,189,864
                                        ===========         ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      We caution readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other oral or written statements, either made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include statements that represent our products, investment spreads or yields, or the earnings or profitability of our activities.

      Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to us specifically, such as credit, volatility and other risks associated with our investment portfolio, and other factors. We disclaim any obligation to update forward-looking information.

Introduction

      The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere.

      We own nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company of Canada ("PennCorp Life of Canada") and Union Bankers Insurance Company ("Union Bankers"). Six of these companies, Pennsylvania Life, PennCorp Life of Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999. In addition to the Insurance Subsidiaries, we own three third party administrators: American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 2, 2000, Capitated Health Care Services, Inc., ("CHCS"), which was purchased August 10, 2000 and WorldNet Services Corp. ("WorldNet") that process our brokerage senior market policies, as well as business for unaffiliated insurance companies.

Overview

      We offer life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. We also provide administrative services to other insurers by servicing their senior market products. Our principal insurance products are Medicare supplemental health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: career agency, senior market brokerage, special markets and administrative services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

      Career Agency -- The career agency segment is comprised of the operations of Pennsylvania Life Insurance Company and PennCorp Life Insurance Company of Canada, both of which we acquired in 1999. PennCorp Life of Canada operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The career agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life of Canada.

      Senior Market Brokerage -- This segment includes the operations of general agency and insurance brokerage distribution systems that focus on the sale of insurance products to the senior market, including Medicare supplement, long term care, senior life insurance and annuities.

      Special Markets -- We have accumulated various books of business primarily, as a result of acquisitions that are not part of our core business focus. We manage the run off of these books of business in our special markets segment. The products in this segment include traditional, interest-sensitive and group life insurance, individual major medical and other accident and health insurance.

      Administrative Services -- We act as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to various senior market products and a growing portion of non-insurance products. The services that we perform include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities. In connection with our acquisition of American Insurance Administration Group, Inc. and CHCS, Inc. in 2000, we have increased our efforts to develop the administrative services segment.

      Corporate -- This segment reflects the corporate activities of our holding company, including the payment of interest on our debt and our public company administrative expenses.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the administrative services segment for the career agency, senior market brokerage and special market segments and interest on notes issued by the corporate segment to the other operating segments.

Results of Operations - Consolidated Overview

      For the purposes of assessing each segment's contribution to net income, we evaluate the results of these segments on a pre-tax, and realized gain (loss) basis. The following table reflects each segment's contribution to net income and a reconciliation to net income for these items.

                                                                     For the quarter ended
                                                                           March 31,
                                                                      2001          2000
                                                                    --------      --------
                                                                        (in thousands)
Career Agency                                                       $  7,366      $  6,767
Senior Market Brokerage                                                1,318           639
Special Markets                                                        1,083         2,381
Administrative Services                                                1,510           856
                                                                    --------      --------
  Segment operating income                                            11,277        10,643

Corporate                                                             (2,446)       (1,869)
                                                                    --------      --------

Operating income before realized gains and Federal income taxes        8,831         8,774

Federal income taxes on operating items                                3,154         3,142
                                                                    --------      --------

  Net operating Income                                                 5,677         5,632
  Realized gains (losses), net of tax                                  1,359            26
                                                                    --------      --------

Net Income                                                          $  7,036      $  5,658
                                                                    ========      ========

Per share date (diluted)
  Net operating income                                              $   0.12      $   0.12
  Realized gains (losses), net of tax                                   0.03            --
                                                                    --------      --------

Net income                                                          $   0.15      $   0.12
                                                                    ========      ========

Quarters Ended March 31, 2001 and 2000

      Consolidated net income after Federal income taxes increased by $1.3 million to $7.0 million ($0.15 per share diluted) in the first quarter of 2001, compared to $5.7 million ($0.12 per share diluted) in 1999. Operating income before realized gains and Federal income taxes increased slightly to $5.7 million in 2001 compared to $5.6 million in 2000.

      Operating income from the Career Agency segment increased by $0.6 million. This increase was due primarily to a reduction in general expenses of $1.2 million, offset by an increase in the loss ratio from the Canadian operations.

      The Senior Market Brokerage segment more than doubled its results, increasing operating income by $0.7 million. This improvement is the result of continued internally generated growth of business in the segment, primarily in the medicare supplement and long term care lines, offset in part by a slight deterioration in overall loss ratios for the segment.

      The operating results for the Special Markets segment declined by $1.3 million from the first quarter of 2000. Overall loss ratios were significantly higher in the first quarter of 2001 for both life and health lines. This was offset, in part, by a reduction in general expense. The cancellation of the major medical block of business resulted in an anticipated decrease in premium.

      Operating income for the Administrative Services segment nearly doubled in 2001 compared to 2000, primarily as a result of the increase in Medicare premiums being serviced by our administrative services company.

      The operating loss from the Corporate segment increased by $0.6 million over the first quarter of 2000. This increase is primarily related to the inclusion in the first quarter of 2000 of $0.4 million relating to an insurance settlement.

      Realized gains for 2001 were generated as a result of efforts to utilize tax capital loss carryforwards, and to limit exposure to foreign exchange risk. In addition, these capital gains had a positive impact on the statutory capital and surplus of Pennsylvania Life.

      The effective tax rate for the Company was 35.6% for 2001 as compared to 35.8% in 2000.

Segment Results - Career Agency

                                                                  For the quarter ended
                                                                        March 31,
                                                                   2001          2000
                                                                 --------      --------
                                                                     (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                               $  3,657      $  3,722
  Accident & Health                                                28,695        29,592
                                                                 --------      --------
  Net premiums                                                     32,352        33,314
Net investment income                                               8,050         7,860
Other income                                                          133           166
                                                                 --------      --------
  Total revenue                                                    40,535        41,340
                                                                 --------      --------

Policyholder benefits                                              21,395        20,771
Interest credited to policyholders                                    388           385
Change in deferred acquisition costs                               (3,125)       (2,303)
Amortization of present value of future profits and goodwill            7             7
Commissions and general expenses, net of allowances                14,504        15,713
                                                                 --------      --------
  Total benefits, claims and other deductions                      33,169        34,573
                                                                 --------      --------

  Segment operating income                                       $  7,366      $  6,767
                                                                 ========      ========

Quarters ended March 31, 2001 and 2000

      Operating income from the Career Agency segment increased by $0.6 million, reflecting the impact of expense savings from our restructuring effort offset by unfavorable morbidity.

      Revenues. Net premiums for the quarter fell by approximately 3% for the segment compared to the first quarter of 2000. Canadian operations accounted for approximately 37% of the net premiums for the first quarter of 2001 and 36% of the net premiums for the first quarter of 2000. During the second half of 2000, the Company began to develop new products for the Career Agency sales force which are based on the Senior Market Brokerage products. Additionally, the Company was focused on the recruiting and training of new agents during 2000. Management expects that the impact of these efforts will begin to be reflected in the Segment's results during the second quarter of 2001.

      Net investment income increased by approximately 2% over the first quarter of 2000. The increase results from the increase in the average invested assets for the comparable periods.

Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately 3% over the first quarter of 2000. This was due to higher overall loss ratios, most notably at the Canadian operations where the total benefit ratio increased to 60% during the first quarter of 2001 from 55% during 2000.

      The increase in deferred acquisition costs was approximately $0.8 million more in the first quarter of 2001, compared to the increase in 2000 and is directly related to the new business sold in 2001 and 2000. The deferred acquisition costs in this segment relates solely to business sold subsequent to the acquisition of the Career Agency segment by Universal American.

      Commissions and other operating expenses decreased by approximately $1.2 million or 8% in the first quarter of 2001 compared to 2000. The decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

Segment Results - Senior Market Brokerage

                                                                 For the quarter ended
                                                                       March 31,
                                                                   2001          2000
                                                                 --------      --------
                                                                     (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                               $  1,320      $    584
  Accident & Health                                                16,435        11,119
                                                                 --------      --------
  Net premiums                                                     17,755        11,703
Net investment income                                               2,870         2,865
Other income                                                            2            19
                                                                 --------      --------
  Total revenue                                                    20,627        14,587
                                                                 --------      --------

Policyholder benefits                                              14,950         9,204
Interest credited to policyholders                                  1,140         1,276
Change in deferred acquisition costs                               (1,404)         (664)
Amortization of present value of future profits and goodwill           82            50
Commissions and general expenses, net of allowances                 4,541         4,082
                                                                 --------      --------
  Total benefits, claims and other deductions                      19,309        13,948
                                                                 --------      --------

  Segment operating income                                       $  1,318      $    639
                                                                 ========      ========

      The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market brokerage segment and the corresponding average amount of premium retained. The Company reinsures its senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement written premium is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. The Company has also acquired various blocks of Medicare Supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%. Under these reinsurance agreements, the Company reinsures the claims incurred and commissions on a pro rata basis and receives additional expense allowances for policy issue, administration and premium taxes.

                                                        2001                       2000
                                                        ----                       ----
                                                 Gross          Net          Gross         Net
                                               Premiums       Retained      Premiums    Retained
                                               --------       --------      --------    --------
     Medicare Supplement acquired                $38,518           6%        $37,540         7%
     Medicare Supplement written                  35,014          30%         16,624        31%
     Other supplemental health                     5,886          61%          4,907        71%
     Senior life insurance                         1,936          50%          1,259        50%
                                                 -------                     -------

     Total Gross premiums                        $81,354          22%        $60,330        19%
                                                 =======                     =======

Quarters ended March 31, 2001 and 2000

      Operating income from the Senior Market Brokerage segment increased by $0.7 million, or 106%, in the first quarter of 2001, compared to the same period of 2000.

Revenues. Gross premium written increased $21.0 million, or 35% over 2000. This increase consists of an increase of $18.4 million, or 111%, on Medicare Supplement business written by the Insurance Subsidiaries, an increase of $1.0 million on Medicare Supplement premium acquired through acquisition, an increase of $1.0 million in other senior supplemental health premium and $0.6 million in senior life insurance premium.

      This increase in gross premium written for the Senior Market portfolio products by the Insurance Subsidiaries was the result of strong sales in the prior year together with continued increase in new sales in the current year. Production of our Senior Market products amounted to $33.9 million in the current quarter compared to $21.9 million in the same period of the prior year.

      Medicare Supplement written premium grew as a result of the increase in number of general agents under contract and by the dis-enrollment of policyholders due to various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to rate increases implemented by the Company in 2000 and 2001, offset by expected lapses.

      The increase in Medicare Supplement acquired gross premium is due to new sales by Constitution, which are 100% ceded and the effect of rate increases, offset by expected lapses.

      The increase of $1.0 million in other supplemental senior health gross premiums is the result of increased sales of long term care products.

      Net premiums for the first quarter of 2001 increased by approximately $6.1 million, or 52%, compared to 2000. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 19% in 2000 to 22% in 2001 due to the increase in Medicare Supplement premiums written, which we retain 30% on average.

      Net investment income was consistent with the first quarter of 2000.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $5.7 million, or 62%, compared to the first quarter of 2000 due to higher annualized premium in force. Of this increase, $4.5 million relates to Medicare Supplement, $0.9 relates to long term care and $0.3 relates to senior life.

      Interest credited to policyholders decreased by approximately $0.1 million, or 11%, as a result of the decrease in the effective interest rate credited to the policies in 2001 compared to 2000 and the expected lapses of the policies in force.

      The increase in deferred acquisition costs was approximately $0.7 million more in the first quarter of 2001, compared to the increase in the first quarter of 2000. The increase in deferred acquisition costs relates to the increase in premiums issued during 2001 compared to 2000.

      Commissions and other operating expenses increased by approximately $0.5 million or 11% in the first quarter of 2001 compared to 2000. The following table details the components of commission and other operating expenses:

                                                          2001          2000
                                                          ----          ----

Commissions                                             $ 14,174      $  9,746
Other operating costs                                      9,374         7,960
Reinsurance allowances                                   (19,007)      (13,624)
                                                        ----------------------

Commissions and general expenses, net of allowances     $  4,541      $  4,082
                                                        ======================

      The ratio of commissions to gross premiums increased to 17.4% during the first quarter of 2001, from 16.2% in 2000. Other operating costs as a percentage of gross premiums decreased to 11.5% during the first quarter of 2001 from 13.2% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded increased to 29.9% during the first quarter of 2001 compared to 28.0% in 2000.

Segment Results - Special Markets

                                                                 For the quarter ended
                                                                       March 31,
                                                                   2001          2000
                                                                 --------     --------
                                                                     (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                               $  3,048     $  3,212
  Accident & Health                                                 4,438        6,910
                                                                 --------     --------
  Net premiums                                                      7,486       10,122
Net investment income                                               3,706        3,700
Other income                                                           71          108
                                                                 --------     --------
  Total revenue                                                    11,263       13,930
                                                                 --------     --------

Policyholder benefits                                               6,456        7,185
Interest credited to policyholders                                    983          901
Change in deferred acquisition costs                                  201          (39)
Amortization of present value of future profits and goodwill           68           71
Commissions and general expenses, net of allowances                 2,472        3,431
                                                                 --------     --------
  Total benefits, claims and other deductions                      10,180       11,549
                                                                 --------     --------

  Segment operating income                                       $  1,083     $  2,381
                                                                 ========     ========

Quarters ended March 31, 2001 and 2000

Operating results for the year decreased by 55% compared to the first quarter of 2000. The decrease is primarily attributable to higher overall loss ratios for both the life and health lines of business.

Revenues. Net premiums for the year decreased by $2.6 million or 26% during the first quarter of 2001 compared to 2000. Major medical premiums decreased by approximately $2.3 million compared to the first quarter of 2000. This decrease is the result of our decision in the fourth quarter of 2000 to exit the major medical line of business. Life premiums decreased by $0.2 million and other health premiums decreased by $0.1 million.

      Net investment income was consistent with the first quarter of 2000.

Benefits, Claims and Other Deductions. Policyholder benefits decreased by $0.7 million in the first quarter of 2001, compared to 2000. Although premiums have declined, loss ratios for the health lines of business have increased.

      Interest credited to policyholders was consistent with the first quarter of 2000.

      The net amortization of deferred acquisition costs of $0.2 million in the first quarter of 2001, compared to a slight increase in deferred acquisition costs in 2000, reflects to lower levels of production as these lines of business run off.

      Commissions and general expenses, net of allowances decreased by $1.0 million, or 28%, during the first quarter of 2001, compared to the same period of 2000. Commissions decreased by approximately $0.3 million, consistent with the decrease in premium noted above. General expenses also decreased by $0.6 million, primarily as a result of the restructuring efforts.

Segment Results - Administrative Services

                                                                   For the quarter ended
                                                                          March 31,
                                                                    2001           2000
                                                                 ----------     ----------
                                                                         (in thousands)
Net investment income                                            $       66     $       --
Other income                                                          7,980          5,265
                                                                 ----------     ----------
  Total revenue                                                       8,046          5,265
                                                                 ----------     ----------
Amortization of present value of future profits and goodwill            567            768
Commissions and general expenses                                      5,969          3,641
                                                                 ----------     ----------
  Total benefits, claims and other deductions                         6,536          4,409
                                                                 ----------     ----------

  Segment operating income                                       $    1,510     $      856
                                                                 ==========     ==========

Quarters ended March 31, 2001 and 2000

      Operating income for the administrative services segment for the 2001 period was nearly double the amount in 2000, primarily as the result of the increase in Medicare premiums being serviced by our administrative services company.

      Administrative services revenue increased by $2.7 million, or 52%, in 2001 as compared to 2000. Fees from CHCS, acquired in August 2000 added $1.7 million to the segment in 2001, while fees earned on affiliated policies serviced by our Pensacola operation increased $1.1 million. In 2001, 71% of the $8.0 million of fees earned were from affiliated companies compared to 81% of the $5.3 million in 2000.

      Operating expenses for the segment increased by $2.3 million. Approximately $1.7 million of the increase relates to the acquisition of CHCS. The remaining increase of $0.6 million relates to the costs associated with the increase in business administered in our Pensacola operation.

      The amortization of present value of future profits ("PVFP") and goodwill relates primarily to the acquisition of AIAG. Approximately $7.7 million of PVFP was established when AIAG was acquired. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years; accordingly, the amortization is heavily weighted to those periods. During 2001, approximately $0.5 million was amortized compared to

$0.7 million in 2000. As of March 31, 2001, $4.3 million or 56%, of the original amount remains unamortized. It is anticipated that 78% of the remaining balance will be amortized by December 31, 2002. The remaining amortization relates to the goodwill established in connection with the acquisition of CHCS.

      The following table presents the primary components comprising the segment's operating loss:

Segment Results - Corporate

                                                       For the quarter ended
                                                              March 31,
                                                        2001            2000
                                                      ---------      ---------
                                                            (in thousands)

Interest cost of acquisition financing                $   1,618      $   1,680
Insurance settlement                                         --           (350)
Amortization of capitalized loan origination fees           132            132
Stock-based compensation expense                            250            201
Other parent company expenses                               460            320
Other (revenue) expenses, net                               (14)          (114)
                                                      ---------      ---------

  Segment operating loss                              $   2,446      $   1,869
                                                      =========      =========

Quarters ended March 31, 2001 and 2000

      The net loss from the Corporate segment increased by $0.6 million. This increase relates primarily to the receipt of proceeds from an insurance settlement. The decrease in the interest cost is due to a lower average outstanding balance, as a result of principal repayments, for the first quarter of 2001, compared to 2000. The rate was slightly better during the first quarter as well. (See "Liquidity and Capital Resources" for additional information regarding our credit facility).

      The results by segment discussed above do not reflect the elimination of intersegment revenues. However, the consolidated results include the elimination of the revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $5.7 million and $4.2 million, respectively for 2001 and 2000 and the elimination of interest income and expense on bonds issued by the Corporate segment to an affiliate of $0.2 million and $0.2 million, respectively for 2001 and 2000.

Liquidity and Capital Resources

      We use capital primarily to maintain or increase the surplus of our insurance company subsidiaries and to support our holding company as an insurance holding company, including the maintenance of its status as a public company. In addition, we require capital to fund our anticipated growth through acquisitions of other companies or blocks of insurance business.

      We require cash to meet our obligations under our Credit Facility and our outstanding debentures held by our subsidiary, American Progressive. We also require cash to pay the operating expenses necessary to function as an insurance holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs involved in being a public company.

      Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at LIBOR for one, two, three or six months plus 350 basis points with principal repayment over a seven-year periods and a final maturity date of July 31, 2006. As of May 1, 2001, $63.0 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. The current interest rate is 7.90% on our term loan and 8.35% on our amount outstanding under the revolving loan. For the period January 1, through April 30, 2001, we paid $2.9 million in interest and repaid $3.7 million in principal on the term loan and we paid $0.1 million in interest on the revolving loan.

      We are currently evaluating various options available to us to replace our current credit facility with a new credit facility that would have a lower interest rate, a more favorable amortization schedule and a larger revolving loan capacity than the terms of the existing facility. The new revolving loan facility would be used for working capital, capital expenditures, and other general corporate purposes, including acquisitions. We have not received any commitment regarding a new facility and cannot anticipate at this time whether we will be able to successfully refinance the existing facility.

      In connection with an agreement entered into 1996 under which American Pioneer became a direct subsidiary of our holding company, rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During 2001, our parent holding company paid $0.2 million in interest on these debentures to American Progressive, which was eliminated in consolidation.

      Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of March 31, 2001, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary totaled $70 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among American Exchange and the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2001, American Exchange paid $1.6 million in interest to our parent holding company, which was eliminated in consolidation. No principal payments were required during 2001 to date.

      We believe that the current cash position, the availability of the current revolving credit facility, the expected cash flows of the non-insurance companies and the surplus note interest payments from American Exchange can support our parent holding company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or the continued availability of dividends from our insurance company subsidiaries.


Insurance Subsidiaries

      Our insurance company subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of March 31, 2001, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance company subsidiaries' operations. As of March 31, 2001 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $98.1 million.

      The National Association of Insurance Commissioners has developed and state insurance regulators have adopted risk-based capital requirements on life insurance enterprises. As of March 31, 2001 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

      PennCorp Life of Canada and Pennsylvania Life's Canadian branch are subject to Canadian capital requirements and report results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $53.4 million as of March 31, 2001. PennCorp Life of Canada maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a test of adequacy of assets in Canada and margin ratio in excess of the minimum requirement as of March 31, 2001.

      Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life (to assist in the service of the surplus note held by American Exchange) without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. Thus, future earnings of Pennsylvania would be available for dividends without prior approval, subject to the restrictions noted above. Based upon the current dividend regulations of the respective states, Pennsylvania Life would be able to pay ordinary dividends of approximately $12.1 million, Constitution Life would be able to pay ordinary dividends of approximately $1.5 million and Union Bankers would be able to pay ordinary dividends of approximately $1.4 million to American Exchange (their direct parent) without the prior approval from their respective insurance departments in 2001. Additionally, in 2001 Peninsular Life would be able to pay ordinary dividends of approximately $1.2 million to American Pioneer without prior approval from the Florida Insurance Department. We do not expect that our remaining insurance company subsidiaries will be able to pay an ordinary dividend in 2001.

      Liquidity for our insurance company subsidiaries is measured by their ability to pay scheduled contractual benefits, pay operating expenses, and fund investment commitments. Sources of liquidity include scheduled and unscheduled principal and interest payments on investments, premium payments and deposits and the sale of liquid investments. We believe that these sources of cash for our insurance company subsidiaries exceed scheduled uses of cash.

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2001, we held reserves that exceeded the underlying cash surrender values of our in force life insurance and annuities by $17.6 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

      Changes in interest rates may affect the incidence of policy surrenders and withdrawals. In addition to the potential impact on liquidity, unanticipated surrenders and withdrawals in a changed interest rate environment could adversely affect earnings if we were required to sell investments at reduced values in order to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings impact of changing market rates. We seek to invest in assets that have duration and interest rate characteristics similar to the liabilities that they support.

      As of March 31, 2001, our insurance company subsidiaries held cash and cash equivalents totaling $29.1 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $755.2 million. The fair values of these holdings totaled more than $784.3 million as of March 31, 2001.

Investments

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the respective boards of directors. Conning Asset Management manages our fixed maturity portfolio in the United States and Elliot and Page manages the Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investors Service), "BBB-" (Standard & Poor's Corporation) or higher. As of March 31, 2001, 97.6% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below, together 2.4% of total fixed maturities as of March 31, 2001. Fixed maturities with a carrying value of $0.6 million were non-income producing for the year ended March 31, 2001. During 2001 to date we wrote down the value of certain fixed maturity securities by $1.2 million (0.2% of investments), which represents management's estimate of other than temporary declines in value and were included in net realized gains on investments in the our consolidated statement of operations.

Federal Income Taxation of the Company

      Our provision for income taxes was $3.9 million during the three months ended March 2001 compared to $3.2 million for the same period in 2000, resulting in effective tax rates of 35.6% and 35.8%, respectively.

      We carried valuation allowances of $10.4 million as of March 31, 2001 and December 31, 2000, with respect to its tax loss carryforwards (deferred tax assets). We determine a valuation allowance based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from our recent reorganization and from the income generated by our administrative services companies WorldNet, American Insurance Administration Group, Inc. and CHCS. We believe it is more likely than not that we will realize the recorded net deferred tax assets.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In general, market risk relates, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. We are exposed principally to changes in interest rates that affect the market prices of our fixed income securities.

Interest Rate Sensitivity

      Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our insurance liabilities generally arise over relatively long periods of time, which typically permits ample time to prepare for their settlement. To date, we have not used various financial risk management tools on our investment securities, such as interest rate swaps, forwards, futures and options to modify our exposure to changes in interest rates. However, we may consider using them in the future.

      Certain classes of mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust investment portfolio mix to mitigate this risk.

      We regularly conduct various analyses to gauge the financial impact of changes in interest rate on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on our financial results.

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2001, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $40.0 million and a 200 basis point increase would result in a $77.6 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $42.2 million and a 200 basis point decrease would result in a $86.7 million increase.

Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended March 31, 2001, approximately 13.1% of our assets, 19.1% of our revenues and 24.8% of our operating income before taxes were derived from our Canadian operations. As of and for the three months ended March 31, 2000, approximately 14.1% of our assets, 20.4% of our revenues and 29.6% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      As of March 31, 2001, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease our operating income before taxes of approximately $0.2 million and a decrease in shareholders equity of approximately $5.4 million. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

      The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

                           PART II - OTHER INFORMATION

                                      NONE

--------------------------------------------------------------------------------

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNIVERSAL AMERICAN FINANCIAL CORP.


                                              By: /S/ Robert A. Waegelein
                                                  ------------------------------
                                                  Robert A. Waegelein
                                                  Senior Vice President
                                                  Chief Financial Officer

Date: May 15, 2001