Form 10-Q
period 2001-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2001-08-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001
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

         The number of shares outstanding of the Registrant's Common Stock as of August 1, 2001 was 51,986,899.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS



                                                                                                     Page No.
PART I - FINANCIAL INFORMATION


         Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                                 3

         Consolidated Statements of Operations for the six months ended June 30, 2001                       4
         and June 30, 2000

         Consolidated Statements of Operations for the three months ended June 30, 2001 and                 5
         June 30, 2000

         Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and                   6
         and June 30, 2000

         Notes to Consolidated Financial Statements                                                      7-16

         Management's Discussion and Analysis of Financial Condition and Results of Operations          17-34



PART II - OTHER INFORMATION


         Signature                                                                                         35

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                                                             JUNE 30,          DECEMBER 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                 (Unaudited)
                                                                                          (In thousands)
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost: 2001, $752,324; 2000, $746,060)                              $   756,330         $   751,738
  Equity securities, at fair value (cost: 2001, $4,867; 2000, $3,819)                   4,597               3,547
  Policy loans                                                                         24,833              25,077
  Other invested assets                                                                 4,025               4,318
                                                                                  -----------         -----------
    Total investments                                                                 789,785             784,680

Cash and cash equivalents                                                              34,224              40,250
Accrued investment income                                                              12,611              11,459
Deferred policy acquisition costs                                                      56,307              48,651
Amounts due from reinsurers                                                           216,934             202,929
Due and unpaid premiums                                                                 3,599               3,680
Deferred income tax asset                                                              66,329              65,014
Present value of future profits and goodwill                                           11,161              12,514
Other assets                                                                           22,262              20,687
                                                                                  -----------         -----------
    Total assets                                                                    1,213,212           1,189,864
                                                                                  ===========         ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                         231,524             233,415
Reserves for future policy benefits                                                   589,170             565,505
Policy and contract claims - life                                                       6,406               7,207
Policy and contract claims - health                                                    85,833              77,884
Loan payable                                                                           65,950              69,650
Amounts due to reinsurers                                                               1,552               2,877
Restructuring liability                                                                   691               2,955
Other liabilities                                                                      46,563              56,422
                                                                                  -----------         -----------
    Total liabilities                                                               1,027,689           1,015,915
                                                                                  -----------         -----------

STOCKHOLDERS' EQUITY

Common stock (Authorized: 80 million shares, issued and outstanding:
  2001, 47.0 million shares; 2000, 46.8 million shares)                                   470                 468
Additional paid-in capital                                                            129,233             128,625
Accumulated other comprehensive income                                                  2,500               4,875
Retained earnings                                                                      53,464              40,354
Less:  Treasury Stock (2001, 0.1 million shares; 2000, 0.1 million shares)               (144)               (373)
                                                                                  -----------         -----------
    Total stockholders' equity                                                        185,523             173,949
                                                                                  -----------         -----------
       Total liabilities and stockholders' equity                                 $ 1,213,212         $ 1,189,864
                                                                                  ===========         ===========


           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                  2001                      2000
                                                                                  ----                      ----
                                                                         (In thousands, per share amounts in dollars)
  Revenues:

   Gross premium and policyholder fees earned                                  $ 253,853                 $ 221,189
   Reinsurance premiums assumed                                                    1,370                     1,398
   Reinsurance premiums ceded                                                   (139,757)                 (111,966)
                                                                               ---------                 ---------
         Net premium and policyholder fees earned                                115,466                   110,621

   Net investment income                                                          28,547                    28,716
   Net realized gains on investments                                               1,853                       147
   Fee income                                                                      5,569                     3,112
                                                                               ---------                 ---------
          Total revenues                                                         151,435                   142,596
                                                                               ---------                 ---------

Benefits, claims and expenses:
   Increase in future policy benefits                                              5,365                     1,230
   Claims and other benefits                                                      79,064                    75,136
   Interest credited to policyholders                                              4,989                     5,091
   Increase in deferred acquisition costs                                         (8,371)                   (8,027)
   Amortization of present value of future profits and goodwill                    1,360                     1,168
   Commissions                                                                    48,294                    40,356
   Commission and expense allowances on reinsurance ceded                        (42,599)                  (32,211)
   Interest expense                                                                3,013                     3,401
   Other operating costs and expenses                                             39,933                    38,802
                                                                               ---------                 ---------
          Total benefits, claims and other deductions                            131,048                   124,946
                                                                               ---------                 ---------

Operating income before taxes                                                     20,387                    17,650
Federal income tax expense                                                         7,277                     6,363
                                                                               ---------                 ---------
Net income                                                                     $  13,110                 $  11,287
                                                                               =========                 =========

Earnings per common share:
  Basic                                                                        $    0.28                 $    0.24
                                                                               =========                 =========
  Diluted                                                                      $    0.28                 $    0.24
                                                                               =========                 =========


            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                 2001                       2000
                                                                          ----------------          -----------------
                                                                          (In thousands, per share amounts in dollars)
  Revenues:
   Gross premium and policyholder fees earned                                  $ 127,640                 $ 111,848
   Reinsurance premiums assumed                                                      548                       381
   Reinsurance premiums ceded                                                    (70,315)                  (56,747)
                                                                               ---------                 ---------
         Net premium and policyholder fees earned                                 57,873                    55,482

   Net investment income                                                          14,090                    14,565
   Net realized gains on investments                                                (237)                      107
   Fee income                                                                      3,038                     1,672
                                                                               ---------                 ---------
          Total revenues                                                          74,764                    71,826
                                                                               ---------                 ---------

Benefits, claims and expenses:
   Increase in future policy benefits                                              1,602                     1,174
   Claims and other benefits                                                      40,026                    38,032
   Interest credited to policyholders                                              2,477                     2,529
   Increase in deferred acquisition costs                                         (4,043)                   (5,021)
   Amortization of present value of future profits and goodwill                      636                       525
   Commissions                                                                    24,026                    20,382
   Commission and expense allowances on reinsurance ceded                        (21,197)                  (16,486)
   Interest expense                                                                1,395                     1,721
   Other operating costs and expenses                                             20,376                    20,134
                                                                               ---------                 ---------
          Total benefits, claims and other deductions                             65,298                    62,990
                                                                               ---------                 ---------

Operating income before taxes                                                      9,466                     8,836
Federal income tax expense                                                         3,392                     3,207
                                                                               ---------                 ---------
Net income                                                                     $   6,074                 $   5,629
                                                                               =========                 =========

Earnings per common share:
  Basic                                                                        $    0.13                 $    0.12
                                                                               =========                 =========
  Diluted                                                                      $    0.13                 $    0.12
                                                                               =========                 =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                           2001              2000
                                                                                           ----              ----
                                                                                               (In thousands)
Cash flows from operating activities:
Net income                                                                               $  13,110         $  11,287
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                      5,968             3,217
  Change in reserves for future policy benefits                                             20,697             2,829
  Change in policy and contract claims                                                       7,149             4,470
  Change in deferred policy acquisition costs                                               (8,371)           (7,833)
  Amortization of present value of future profits and goodwill                               1,360             1,168
  Change in policy loans                                                                       244               288
  Change in accrued investment income                                                       (1,152)             (146)
  Change in reinsurance balances                                                           (14,453)           (7,864)
  Change in due and unpaid premium                                                              81              (348)
  Realized gains on investments                                                             (1,853)             (147)
  Change in restructuring liability                                                         (2,264)           (2,059)
  Change in income taxes payable                                                              (864)            2,202
  Other, net                                                                               (10,120)            4,975
                                                                                         ---------         ---------
Net cash provided by operating activities                                                    9,532            12,039
                                                                                         ---------         ---------

Cash flows from investing activities:
  Proceeds from sale or maturity of fixed maturities available for sale                    151,918            40,129
  Cost of fixed maturities purchased available for sale                                   (159,626)          (50,467)
  Change in amounts held in trust by reinsurer                                              (1,013)           (1,140)
  Proceeds from sale of equity securities                                                       11                98
  Cost of equity securities purchased                                                       (1,092)               --
  Change in other invested assets                                                              269               376
  Purchase of business, net of cash held                                                        --            (3,852)
                                                                                         ---------         ---------
Net cash used in investing activities                                                       (9,533)          (14,856)
                                                                                         ---------         ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                   156                46
  Cost of treasury stock purchases                                                            (460)               --
  Change in policyholder account balances                                                   (2,157)           (6,630)
  Change in reinsurance balances on policyholder account balances                              136            (1,226)
  Principal payment on notes payable                                                        (3,700)               --
                                                                                         ---------         ---------
Net cash used in financing activities                                                       (6,025)           (7,810)
                                                                                         ---------         ---------

Net decrease in cash and cash equivalents                                                   (6,026)          (10,627)

Cash and cash equivalents at beginning of period                                            40,250            58,753
                                                                                         ---------         ---------
Cash and cash equivalents at end of period                                               $  34,224         $  48,126
                                                                                         =========         =========

Supplemental cash flow information:
  Cash paid during the period for interest                                               $   2,994         $   3,401
                                                                                         =========         =========
  Cash paid during the period for income taxes                                           $   1,233         $     251
                                                                                         =========         =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"), WorldNet Services Corp. ("WorldNet"), American Insurance Administration Group, Inc. ("AIAG") and Quincy Coverage Corp. ("Quincy"). Six of these companies, Pennsylvania Life, PennCorp Life of Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999 (the "1999 Acquisition"). On August 10, 2000, Universal American acquired Capitated Healthcare Services, Inc. ("CHCS").

         The Company offers life and accident and health insurance designed for the senior market and self-employed market in all fifty states, the District of Columbia and all the provinces of Canada. It also provides administrative services to other insurers by servicing their senior market products. The Company's principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long-term care, home health care, senior life insurance and annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada while the independent general agents sell for American Pioneer, American Progressive and Constitution.

2.       RESTRUCTURING

         1999 Acquisition

         In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the 1999 Acquisition into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities and recorded a $11.4 million restructuring liability in its accounting for the 1999 acquisition. This restructuring was completed during the first quarter of 2001. During the six months ended June 30, 2001, the Company paid $2.6 million in restructuring charges. As of June 30, 2001, the remaining liability is $0.7 million, and relates primarily to employee separation costs.

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 2001 and 2000 are as follows:

                                                         SIX MONTHS ENDED JUNE 30,
                                                        2001                   2000
                                                     --------                --------
                                                              (in thousands)
Net income                                            $13,110                 $11,287
Other comprehensive income (loss)                      (2,375)                 (1,716)
                                                      -------                 -------
Comprehensive income                                  $10,735                  $9,571
                                                      =======                  ======

         The components of other comprehensive income and the related tax effects for each component for the six months ended June 30, 2001 and 2000 are as follows:

                                              SIX MONTHS ENDED JUNE 30, 2001                 SIX MONTHS ENDED JUNE 30, 2000
                                              ------------------------------                 ------------------------------
                                          Before           Tax            Net of          Before           Tax            Net of
                                           Tax          (Expense)          Tax             Tax          (Expense)         Tax
                                          Amount         Benefit          Amount          Amount         Benefit         Amount
                                          ------         -------          ------          ------         -------         ------
                                                                              (in thousands)
Net unrealized gain (loss)
  arising during the year (net
  of deferred acquisition costs)         $  (478)        $   167         $  (311)        $  (495)        $   169         $  (326)
Less:
Reclassification adjustment for
  gains (losses) included in net
  income                                   1,853            (649)          1,204             147             (51)             96
                                         -------         -------         -------         -------         -------         -------
Net unrealized gains (losses)             (2,331)            816          (1,515)           (642)            220            (422)
Currency translation
adjustments                                 (945)             85            (860)         (1,294)             --          (1,294)
                                         -------         -------         -------         -------         -------         -------
Other comprehensive income (loss)        $(3,276)        $   901         $(2,375)        $(1,936)        $   220         $(1,716)
                                         =======         =======         =======         =======         =======         =======

         The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 2001 and 2000 are as follows:

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                       2001                     2000
                                                       ----                     ----
                                                              (in thousands)
Net income                                            $6,074                   $5,629
Other comprehensive income (loss)                     (4,392)                  (2,038)
                                                      ------                   ------
Comprehensive income                                  $1,682                   $3,591
                                                      ======                   ======

         The components of other comprehensive income and the related tax effects for each component for the three months ended June 30, 2001 and 2000 are as follows:

                                             THREE MONTHS ENDED JUNE 30, 2001               THREE MONTHS ENDED JUNE 30, 2000
                                             --------------------------------               --------------------------------
                                          Before           Tax            Net of          Before           Tax           Net of
                                           Tax          (Expense)          Tax             Tax          (Expense)         Tax
                                          Amount         Benefit          Amount          Amount         Benefit         Amount
                                          ------         -------          ------          ------         -------         ------
                                                                              (in thousands)
Net unrealized gain (loss)
  arising during the year (net
  of deferred acquisition costs)         $(9,160)        $ 3,206         $(5,954)        $(1,199)        $   442         $  (757)
Less:
Reclassification adjustment
  for gains (losses) included in
  net income                                (237)             83            (154)            107             (37)             70
                                         -------         -------         -------         -------         -------         -------
Net unrealized gains (losses)             (8,923)          3,123          (5,800)         (1,306)            479            (827)
Currency translation
  adjustments                              2,166            (758)          1,408          (1,211)             --          (1,211)
                                         -------         -------         -------         -------         -------         -------
Other comprehensive income (loss)        $(6,757)        $ 2,365         $(4,392)        $(2,517)        $   479         $(2,038)
                                         =======         =======         =======         =======         =======         =======

4.       EARNINGS PER SHARE

         Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share-assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the six months ended June 30, 2001 and 2000 is as follows:

                                                                     SIX MONTHS ENDED JUNE 30, 2001
                                                                     ------------------------------
                                                               Income           Shares          Per Share
                                                             (Numerator)     (Denominator)        Amount
                                                             -----------     -------------        ------
                                                             (in thousands, per share amounts in dollars)

Weighted average common stock outstanding                                         46,898
Less: Weighted average treasury shares                                               (66)
                                                                                  ------

Basic EPS
Net income applicable to common shareholders                   $13,110            46,832           $0.28
                                                               =======                             =====

Effect of Dilutive Securities
Incentive stock options                                                            2,585
Director stock options                                                               128
Agents and others stock options                                                      793
Treasury stock assumed from proceeds of options                                   (2,811)
                                                                                  ------


Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                        $13,110            47,527           $0.28
                                                               =======            ======           =====

                                                                     SIX MONTHS ENDED JUNE 30, 2000
                                                                     ------------------------------
                                                               Income           Shares          Per Share
                                                             (Numerator)     (Denominator)        Amount
                                                             -----------     -------------        ------
                                                             (in thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders                   $11,287            46,721           $0.24
                                                               =======                             =====

Effect of Dilutive Securities
Incentive stock options                                                              961
Director stock options                                                               106
Agents and others stock options                                                      561
Treasury stock assumed from proceeds of options                                   (1,227)
                                                                                  ------
Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                        $11,287            47,122           $0.24
                                                               =======            ======           =====

         A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended June 30, 2001 and 2000 is as follows:

                                                                    THREE MONTHS ENDED JUNE 30, 2001
                                                                    --------------------------------
                                                               Income           Shares          Per Share
                                                             (Numerator)     (Denominator)        Amount
                                                             -----------     -------------        ------
                                                             (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                         46,952
Less: Weighted average treasury shares                                               (36)
                                                                                  ------

Basic EPS
Net income applicable to common shareholders                    $6,074            46,916            $0.13
                                                                ======                              =====

Effect of Dilutive Securities
Incentive stock options                                                            3,668
Director stock options                                                               167
Agents and others stock options                                                      789
Treasury stock assumed from proceeds of options                                   (3,601)
                                                                                  ------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                         $6,074             47,939           $0.13
                                                                ======             ======           =====

                                                                    THREE MONTHS ENDED JUNE 30, 2000
                                                                    --------------------------------
                                                               Income           Shares          Per Share
                                                             (Numerator)     (Denominator)        Amount
                                                             -----------     -------------        ------
                                                             (in thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders                    $5,629            46,736            $0.12
                                                                ======                              =====
Effect of Dilutive Securities
Incentive stock options                                                              961
Director stock options                                                                88
Agents and others stock options                                                      555
Treasury stock assumed from proceeds of options                                   (1,237)
                                                                                  ------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions                         $5,629            47,103            $0.12
                                                                ======            ======            =====

5.       INVESTMENTS

         As of June 30, 2001 and December 31, 2000, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                  JUNE 30, 2001
                                          ------------------------------------------------------------
                                                             Gross            Gross
                                           Amortized       Unrealized       Unrealized           Fair
Classification                               Cost            Gains            Losses             Value
--------------                               ----            -----            ------             -----
(In thousands)
US Treasury securities
  and obligations of US government        $  43,272        $     969         $      (8)        $  44,233
Corporate debt securities                   470,788            6,520            (6,127)          471,181
Mortgage-backed securities                  238,264            4,787            (2,135)          240,916
                                          ---------        ---------         ---------         ---------
                                          $ 752,324        $  12,276         $  (8,270)        $ 756,330
                                          =========        =========         =========         =========

                                                               DECEMBER 31, 2000
                                          --------------------------------------------------------------
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
                                          =========        =========         =========         =========

         The amortized cost and fair value of fixed maturities at June 30, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         AMORTIZED        FAIR
                                           COST           VALUE
                                           ----           -----
                                              (In thousands)
Due in 1 year or less                      30,223         34,134
Due after 1 year through 5 years          131,704        133,382
Due after 5 years through 10 years        231,164        260,420
Due after 10 years                        120,969         87,478
Mortgage-backed securities                238,264        240,916
                                          -------        -------
                                          752,324        756,330
                                          =======        =======

         During 2001 to date we wrote down the value of certain fixed maturity securities by $1.6 million (0.2% of investments), which represents management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

6.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at June 30, 2001 and December 31, 2000 were 46,969,506 and 46,842,170, respectively. Changes in the number of shares of common stock outstanding were as follows:

Balance at December 31, 2000                                    46,842,170
Stock issued pursuant to Agent Stock Plan                           78,062
Stock options exercised                                             45,151
Stock purchases pursuant to Agents' Stock Purchase Plan              7,500
Miscellaneous retirements                                           (3,377)
                                                                ----------
Balance at June 30, 2001                                        46,969,506
                                                                ==========

         On July 12, 2001, the Company entered into an Underwriting Agreement with Banc of America Securities LLC and Raymond James & Associates, Inc., as representatives of the underwriters named therein, and certain shareholders of the Company, with respect to the sale of up to 7,950,000 shares of the Company's common stock (including 750,000 shares of Common Stock subject to an over-allotment option granted to the Underwriters by the Company and some of the selling shareholders). As a result, on July 12, 2001, the Company issued five million shares of common stock at a price of $5.00 per share, generating proceeds of $25 million. Expenses for this transaction, including the underwriters' discounts and commissions, amounted to $2.3 million, resulting in net proceeds of $22.7 million to the Company. The proceeds from this offering were used to enhance the capital and surplus of certain of our insurance subsidiaries ($14.8 million) and to hold at the parent company for general corporate purposes. In connection with this offering, certain shareholders of the company, none of whom were management, sold 2.2 million shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

         On August 13, 2001, the Company was informed that the over-allotment option was exercised. As a result, the Company issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

         Treasury Stock

         During 2000, the Board of Directors approved a plan to re-purchase up to 500,000 shares of Company stock in the open market. The purpose of this plan is to provide for employee stock bonuses. During the six months ended June 30, 2001, the Company acquired 114,601 shares on the open market for a cost of $0.5 million during the year at market prices ranging from $3.75 to $4.06 per share. The Company distributed 171,848 shares in the form of officer and employee bonuses at a market price of $3.88 per share at the date of distribution, generating an increase in stockholders' equity of $0.7 million.

7.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At June 30, 2001 and December 31, 2000 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $97.8 million and $86.5 million, respectively.

         From the proceeds of the stock offering discussed in Note 6 above, capital contributions of $5.0 million and $4.3 million were made to American Pioneer and Pennsylvania Life and $5.5 million of the $7.9 million of debentures owed by the Parent Company to American Progressive were repaid.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2001 and December 31, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Canada and Pennsylvania Life's Canadian branch reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $57.3 million and $56.4 million as of June 30, 2001 and December 31, 2000, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at June 30, 2001 and December 31, 2000.

8.       SUBSEQUENT EVENT

         In April 2001, the Company signed a letter of intent with Penn Treaty American Corporation ("Penn Treaty") to purchase Penn Treaty's New York subsidiary, American Independent Network Insurance Company of New York, which includes Penn Treaty's New York long term care business and the distributors of that business. This purchase would have also included other product lines that are not part of Penn Treaty's core business. This letter of intent expired in June 2001. After extensive negotiations that occurred during July, 2001, Penn Treaty and the Company were unable to reach a definitive agreement.

9.       EFFECTS OF ACCOUNTING PRONOUNCEMENTS

         In the second quarter, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF No. 99-20 changes the method of assessing other than temporary impairments for certain mortgage and asset-backed securities classified as available for sale. The guidance requires the recognition of impairment when a change in the amount or timing of estimated cash flows results in a decline in fair value below the amortized cost basis, unless the decrease is solely a result of changes in estimated market interest rates. The new guidance also revises the method of recognizing interest income for the investments within its scope, requiring a prospective approach to account for changes in estimated future cash flows. The adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

         In June, 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $0.4 million (less than $0.01 per diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

10.      BUSINESS SEGMENT INFORMATION

         The Company offers life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. The Company also provides administrative services to other issuers by servicing their senior market products. Our principal insurance products are Medicare supplemental health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: career agency, senior market brokerage, special markets and administrative services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

         CAREER AGENCY -- The career agency segment is comprised of the operations of Pennsylvania Life Insurance Company and PennCorp Life Insurance Company of Canada, both of which we acquired in 1999. PennCorp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The career agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Canada.

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

         Financial results by segment for the six months ended June 30, 2001 and 2000 is as follows:

                                          June 30, 2001                     June 30, 2000
                                          -------------                     -------------
                                                              (in thousands)
                                                       Segment                           Segment
                                                     Income (Loss)                     Income (Loss)
                                     Segment            Before           Segment           Before
                                     Revenue         Income Taxes        Revenue        Income Taxes
                                     -------         ------------        -------        ------------
Career Agency                       $  81,215         $  14,719         $  82,347         $  14,663
Senior Market Brokerage                42,272             2,879            30,501             1,895
Special Markets                        21,762             2,494            27,421             3,330
Administrative Services                15,998             3,121            10,692             1,801
                                    ---------         ---------         ---------         ---------
   Subtotal                           161,247            23,213           150,961            21,689
Corporate                                 158            (4,679)              122            (4,186)
Intersegment revenues                 (11,823)               --            (8,634)               --
                                    ---------         ---------         ---------         ---------
  Segment total                       149,582            18,534           142,449            17,503
Adjustments to segment total
   Net realized gains                   1,853             1,853               147               147
                                    ---------         ---------         ---------         ---------
                                    $ 151,435         $  20,387         $ 142,596         $  17,650
                                    =========         =========         =========         =========

         Financial results by segment for the three months ended June 30, 2001 and 2000 are as follows:

                                           June 30, 2001                     June 30, 2000
                                           -------------                     -------------
                                                            (in thousands)
                                                       Segment                              Segment
                                                     Income (Loss)                       Income (Loss)
                                     Segment            Before           Segment            Before
                                     Revenue         Income Taxes        Revenue         Income Taxes
                                     -------         ------------        -------         ------------
Career Agency                       $  40,680         $   7,353         $  41,007         $   7,896
Senior Market Brokerage                21,645             1,561            15,914             1,256
Special Markets                        10,499             1,411            13,491               949
Administrative Services                 7,952             1,611             5,427               945
                                    ---------         ---------         ---------         ---------
   Subtotal                            80,776            11,936            75,839            11,046
Corporate                                 131            (2,233)               48            (2,317)
Intersegment revenues                  (5,906)               --            (4,168)               --
                                    ---------         ---------         ---------         ---------
  Segment total                        75,001             9,703            71,719             8,729
Adjustments to segment total
   Net realized gains                    (237)             (237)              107               107
                                    ---------         ---------         ---------         ---------

                                    $  74,764         $   9,466         $  71,826         $   8,836
                                    =========         =========         =========         =========


         Identifiable assets by segment as of June 30, 2001 and December 31, 2000 are as follows:

                                    June 30, 2001          December 31, 2000
                                    -------------          -----------------
Career Agency                        $  567,999               $  549,723
Senior Market Brokerage                 382,808                  358,790
Special Markets                         263,983                  278,699
Administrative Services                  24,939                   21,356
                                     ----------               ----------
   Subtotal                           1,239,729                1,208,568
Corporate                               (26,517)                 (18,704)
                                     ----------               ----------

                                     $1,213,212               $1,189,864
                                     ==========               ==========

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

         We own nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company of Canada ("PennCorp Canada") and Union Bankers Insurance Company ("Union Bankers"). Six of these companies, Pennsylvania Life, PennCorp Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999. In addition to the Insurance Subsidiaries, we own three third party administrators: American Insurance Administration Group, Inc. ("AIAG"), which was purchased January 2, 2000, Capitated Health Care Services, Inc., ("CHCS"), which was purchased August 10, 2000 and WorldNet Services Corp. ("WorldNet") that process our brokerage senior market policies, as well as business for unaffiliated insurance companies.

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

         CAREER AGENCY -- The career agency segment is comprised of the operations of Pennsylvania Life Insurance Company and PennCorp Life Insurance Company of Canada, both of which we acquired in 1999. PennCorp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The career agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Canada.

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

                                                     For the quarters ended            For the six months ended
                                                             June 30,                          June 30,
                                                     2001             2000              2001               2000
                                                     ----             ----              ----               ----
                                                                          (in thousands)
Career Agency                                     $   7,353         $   7,896         $  14,719         $  14,663
Senior Market Brokerage                               1,561             1,256             2,879             1,895
Special Markets                                       1,411               949             2,494             3,330
Administrative Services                               1,611               945             3,121             1,801
                                                  ---------         ---------         ---------         ---------
  Segment operating income                           11,936            11,046            23,213            21,689

Corporate                                            (2,233)           (2,317)           (4,679)           (4,186)
                                                  ---------         ---------         ---------         ---------

Operating income before realized gains and
Federal income taxes                                  9,703             8,729            18,534            17,503

Federal income taxes on operating items              (3,475)           (3,170)           (6,628)           (6,312)
                                                  ---------         ---------         ---------         ---------

  Net operating Income                                6,228             5,559            11,906            11,191
  Realized gains (losses) net of tax                   (154)               70             1,204                96
                                                  ---------         ---------         ---------         ---------

Net Income                                        $   6,074         $   5,629         $  13,110         $  11,287
                                                  =========         =========         =========         =========

Per share data (Diluted)
  Net operating income                            $    0.13         $    0.12         $    0.25         $    0.24
  Realized gains (losses) net of tax                     --                --              0.03                --
                                                  ---------         ---------         ---------         ---------

Net income                                        $    0.13         $    0.12         $    0.28         $    0.24
                                                  =========         =========         =========         =========

Quarters Ended June 30, 2001 and 2000

         Consolidated net income after Federal income taxes increased by $0.4 million to $6.1 million ($0.13 per share diluted) in the first quarter of 2001, compared to $5.6 million ($0.12 per share diluted) in 2000. Operating income before realized gains and Federal income taxes increased by $1.0 million to $9.7 million in 2001 compared to $8.7 million in 2000.

         Operating income from the Career Agency segment decreased by $0.5 million or 7%, compared to the second quarter of 2000. This decrease was due primarily to a reduction in the underwriting profit of the US operations, offset by a reduction in general expenses.

         Operating results for the Senior Market Brokerage segment improved by 24% or $0.3 million, compared to the second quarter of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the medicare supplement/select and long term care lines, offset in part by a slight deterioration in overall loss ratios for the segment.

         Operating results for the Special Markets segment improved by $0.5 million or 49%, compared to the second quarter of 2000. The improvement is the result of more favorable overall loss ratios in the life lines of business in the second quarter of 2001. This was offset, in part, by a reduction in the segments accident & health business, due to the cancellation of a substantial portion of the major medical block of business in the fourth quarter of 2000.

         Operating income for the Administrative Services segment improved by $0.7 million or 70%, compared to the second quarter of 2000. This improvement is primarily as a result of the increase in Medicare premiums being serviced by our administrative services company.

         The operating loss from the Corporate segment decreased by 4%, compared to the second quarter of 2000, primarily due to a decrease in the interest cost relating to our outstanding debt.

         The effective tax rate for the Company was 35.8% for 2001 as compared to 36.3% in 2000.

Six Months Ended June 30, 2001 and 2000

         Consolidated net income after Federal income taxes increased by $1.8 million to $13.1 million ($0.28 per share diluted) in the first six months of 2001, compared to $11.3 million ($0.24 per share diluted) in 2000. Operating income before realized gains and Federal income taxes increased by $1.0 million to $18.5 million in 2001 compared to $17.5 million in 2000.

         Operating income from the Career Agency segment was flat relative to the six months ended June 30, 2000. A reduction in underwriting profits was offset by a decrease in general expenses.

         The Senior Market Brokerage segment improved its operating results by more than 50% or $1.0 million compared to the first six months of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the medicare supplement and long term care lines, offset in part by a slight deterioration in overall loss ratios for the segment.

         Operating results for the Special Markets segment declined by $0.8 million or 25% compared to the first six months of 2000. Overall loss ratios were significantly higher in the first quarter of 2001 for both life and health lines. This was offset, in part, by a reduction in general expense.

         Operating income for the Administrative Services segment improved by $1.3 million or 73%, compared to the first six months of 2000. This improvement is primarily as a result of the increase in Medicare premiums being serviced by our administrative services company.

         The operating loss from the Corporate segment increased by $0.5 million or 12% over the first six months of 2000. This increase is primarily related to the inclusion in the first quarter of 2000 of $0.4 million relating to an insurance settlement.

         Realized gains for 2001 were generated during the first quarter of 2001 as a result of efforts to utilize tax capital loss carryforwards, and to limit exposure to foreign exchange risk. In addition, these capital gains had a positive impact on the statutory capital and surplus of Pennsylvania Life.

         The effective tax rate for the Company was 35.7% for 2001 as compared to 36.1% in 2000.

SEGMENT RESULTS - CAREER AGENCY

                                                      For the quarters ended          For the six months ended
                                                              June 30,                        June 30,
                                                       2001             2000            2001             2000
                                                       ----             ----            ----             ----
                                                                           (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                   $  3,483         $  4,054         $  7,140         $  7,776
  Accident & Health                                    28,595           28,815           57,290           58,407
                                                     --------         --------         --------         --------
  Net premiums                                         32,078           32,869           64,430           66,183
Net investment income                                   7,838            8,031           15,888           15,891
Other income                                              764              107              897              273
                                                     --------         --------         --------         --------

                                                     --------         --------         --------         --------
  Total revenue                                        40,680           41,007           81,215           82,347
                                                     --------         --------         --------         --------
Policyholder benefits                                  21,463           20,818           42,858           41,589
Interest credited to policyholders                        568              412              956              797
Change in deferred acquisition costs                   (2,994)          (3,920)          (6,119)          (6,223)
Commissions and general expenses, net of
  allowances                                           14,290           15,801           28,801           31,521
                                                     --------         --------         --------         --------
  Total benefits, claims and other deductions          33,327           33,111           66,496           67,684
                                                     --------         --------         --------         --------
  Segment operating income                           $  7,353         $  7,896         $ 14,719         $ 14,663
                                                     ========         ========         ========         ========

Quarters ended June 30, 2001 and 2000


         Operating income from the Career Agency segment decreased by $0.5 million or 7%, compared to the second quarter of 2000. This decrease was due primarily to a reduction in the underwriting profit of the US operations, offset by a reduction in general expenses.

Revenues. Net premiums for the quarter fell by approximately 2% for the segment compared to the second quarter of 2000. Canadian operations accounted for approximately 37% of the net premiums for the second quarter of 2001 and 36% of the net premiums for the second quarter of 2000.

         Net investment income decreased by approximately 2% compared to the second quarter of 2000.

         Other income increased by approximately $0.7 compared to the second quarter of 2000, due primarily to fees associated with the sale of a recently introduced product by the Career Agents, which is designed to provide access to nursing home and home healthcare services. This increase is largely offset by an increase in commissions related to this non-insurance product.

Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately 3% over the second quarter of 2000. During the second quarter of 2001, the Canadian overall loss ratio returned to normalized levels from the increase in the first quarter, however the US operations experienced an increase in its overall loss ratios in both the health and life lines of business.

         The increase in deferred acquisition costs was approximately $0.9 million less in the second quarter of 2001, compared to the increase in the second quarter of 2000. This decrease is primarily the result of a decrease in the underwriting and issue costs for the Career Agency segment.

         Commissions and other operating expenses decreased by approximately $1.5 million or 10% in the second quarter of 2001 compared to 2000. The decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

Six Months ended June 30, 2001 and 2000

         Operating income from the Career Agency segment was flat relative to the six months ended June 30, 2000. A reduction in underwriting profits was offset by a decrease in general expenses.

Revenues. Net premiums for the first six months of 2001 fell by approximately 3% compared to the first six months of 2000. Canadian operations accounted for approximately 37% of the net premiums for the first six months of 2001 and 36% of the net premiums for the first six months of 2000.

         Net investment income was flat compared to the first six months of 2000.

Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately 3% over the first six months of 2000. This was due to higher overall loss ratios for the segment for first six months of 2001 compared to 2000.

         The increase in deferred acquisition costs was approximately $0.1 million less in the first six months of 2001, compared to the increase in 2000. This decrease is primarily the result of a decrease in the underwriting and issue costs for the Career Agency segment.

         Commissions and other operating expenses decreased by approximately $2.7 million or 9% in the first six months of 2001 compared to 2000. The decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

SEGMENT RESULTS - SENIOR MARKET

                                                         For the quarters ended         For the six months ended
                                                                June 30,                         June 30,
                                                         2001             2000             2001             2000
                                                         ----             ----             ----             ----
                                                                               (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                     $  1,250         $  1,001         $  2,570         $  1,585
  Accident & Health                                      17,473           12,109           33,908           23,228
                                                       --------         --------         --------         --------
  Net premiums                                           18,723           13,110           36,478           24,813
Net investment income                                     2,930            2,792            5,800            5,657
Other income                                                 (8)              12               (6)              31
                                                       --------         --------         --------         --------
  Total revenue                                          21,645           15,914           42,272           30,501
                                                       --------         --------         --------         --------

Policyholder benefits                                    14,888           10,285           29,838           19,489
Interest credited to policyholders                          993            1,281            2,134            2,557
Change in deferred acquisition costs                     (1,254)          (1,051)          (2,658)          (1,715)
Amortization of present value of future profits
  and goodwill                                               18               50              100              100
Commissions and general expenses, net of
  allowances                                              5,439            4,093            9,979            8,175
                                                       --------         --------         --------         --------
  Total benefits, claims and other deductions            20,084           14,658           39,393           28,606
                                                       --------         --------         --------         --------

  Segment operating income                             $  1,561         $  1,256         $  2,879         $  1,895
                                                       ========         ========         ========         ========

         The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market brokerage segment and the corresponding average amount of premium retained. The Company reinsures its senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement/Select written premium is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. The Company has also acquired various blocks of Medicare Supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%. Under these reinsurance agreements, the Company reinsures the claims incurred and commissions on a pro rata basis and receives additional expense allowances for policy issue, administration and premium taxes.

                                              For the Three Months Ended June 30,
                                    ---------------------------------------------------------
                                              2001                            2000
                                    ------------------------        -------------------------
                                                         (in thousands)
                                     Gross            Net             Gross            Net
                                    Premiums        Retained         Premiums        Retained
                                    --------        --------         --------        --------
Medicare Supplement acquired        $ 37,404               6%        $ 35,411               6%
Medicare Supplement/Select
  Written                             38,189              31%          18,811              32%
Other supplemental health              5,516              62%           5,743              70%
Senior life insurance                  1,898              66%           1,671              60%
                                    --------                         --------
Total Gross premiums                $ 83,007              23%        $ 61,636              21%
                                    ========                         ========

                                                For the Six Months Ended June 30,
                                   ----------------------------------------------------------
                                              2001                             2000
                                   -------------------------        -------------------------
                                                         (in thousands)
                                      Gross            Net            Gross            Net
                                    Premiums        Retained         Premiums        Retained
                                    --------        --------         --------        --------
Medicare Supplement acquired        $ 75,922               6%        $ 72,951          6%
Medicare Supplement/Select
   Written                            73,203              30%          35,436         32%
Other supplemental health             11,402              61%          10,650         70%
Senior life insurance                  3,834              67%           2,930         54%
                                    --------                         --------
Total Gross premiums                $164,361              22%        $121,967         20%
                                    ========                         ========

Quarters ended June 30, 2001 and 2000

         Operating results for the Senior Market Brokerage segment improved by 24% or $0.3 million, compared to the second quarter of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the medicare supplement and long term care lines, offset in part by a slight deterioration in overall loss ratios for the segment.

Revenues. Gross premium written increased $21.4 million, or 35% over 2000. This increase consists of an increase of $19.4 million, or 103%, on Medicare Supplement business written by the Insurance Subsidiaries, an increase of $2.0 million on Medicare Supplement premium acquired through acquisition and an increase of $0.2 million or 14% in senior life insurance premium, offset by a decrease of $0.2 million in other senior supplemental health premium.

         This increase in gross premium written for the Senior Market portfolio products by the Insurance Subsidiaries was the result of continued strong sales in the prior year together with continued increase in new sales in the current year, primarily for Medicare Supplement/Select policies. New production of our Senior Market products amounted to $22.4 million in the current quarter compared to $18.8 million in the same period of the prior year.

         Medicare Supplement/Select written premium grew as a result of the increase in number of general agents under contract, expansion of sales into more states in the northeast and by the dis-enrollment of policyholders due to various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company in 2000 and 2001, offset by expected lapses.

         The increase in Medicare Supplement acquired gross premium is due to new sales by Constitution, which are 100% ceded and the effect of rate increases, offset by expected lapses.

         The decrease of $0.2 million in other supplemental senior health gross premiums is due to the run off of premium associated the acquired block of long term care products.

         Net premiums for the second quarter of 2001 increased by approximately $5.6 million, or 43%, compared to 2000. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 21% in 2000 to 23% in 2001 due to the increase in Medicare Supplement/Select premiums written, which we retain 30% on average.

         Net investment income increased by $0.1 million compared to the second quarter of 2000. This is due to an increasing asset base.

Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $4.6 million, or 45%, compared to the second quarter of 2000 due to primarily to higher annualized premium in force. Of this increase, $3.6 million relates to Medicare Supplement, $0.6 million relates to long term care and $0.4 million relates to senior life.

         Interest credited to policyholders decreased by approximately $0.3 million, as a result of the decrease in the effective interest rate credited to the policies in 2001 compared to 2000 and the expected lapses of the policies in force.

         The increase in deferred acquisition costs was approximately $0.2 million more in the second quarter of 2001, compared to the increase in the second quarter of 2000. The increase in deferred acquisition costs relates to the increase in premiums issued during 2001 compared to 2000.

         Commissions and other operating expenses increased by approximately $1.3 million or 33% in the second quarter of 2001 compared to 2000. The following table details the components of commission and other operating expenses:

                                                             2001             2000
                                                             ----             ----
                                                                 (in thousands)
Commissions                                                $ 14,707         $ 10,490
Other operating costs                                         9,924            8,202
Reinsurance allowances                                      (19,192)         (14,599)
                                                           --------         --------

Commissions and general expenses, net of allowances        $  5,439         $  4,093
                                                           ========         ========

         The ratio of commissions to gross premiums increased to 17.7% during the second quarter of 2001, from 17.0% in 2000. Other operating costs as a percentage of gross premiums decreased to 12.0% during the second quarter of 2001 from 13.3% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased slightly to 29.9% during the second quarter of 2001 compared to 30.1% in 2000.

Six Months ended June 30, 2001 and 2000

         The Senior Market Brokerage segment improved its operating results by more than 50% or $1.0 million compared to the first six months of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare Supplement/Select and long term care lines, offset in part by a slight deterioration in overall loss ratios for the segment.

Revenues. Gross premium written increased $42.4 million, or 35% over 2000. This increase consists of an increase of $37.8 million, or 107%, on Medicare Supplement/Select business written by the Insurance Subsidiaries, an increase of $3.0 million on Medicare Supplement premium acquired through acquisition, an increase of $0.8 million in other senior supplemental health premium and an increase of $0.9 million in senior life insurance premium.

         This increase in gross premium written for the Senior Market portfolio products by the Insurance Subsidiaries was the result of strong sales in the prior year together with continued increase in new sales in the current year. New production of our Senior Market products amounted to $56.4 million for the first six months of 2001 compared to $40.2 million in the same period of the prior year.

         Medicare Supplement/Select written premium grew as a result of the increase in number of general agents under contract, expansion into more states in the northeast and by the dis-enrollment of policyholders due to various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company in 2000 and 2001, offset by expected lapses.

         The increase in Medicare Supplement acquired gross premium is due to new sales by Constitution, which are 100% ceded and the effect of rate increases, offset by expected lapses.

         The increase of $0.8 million in other supplemental senior health gross premiums is the result of strong first quarter 2001 sales of long term care products, offset by the run off of premium associated the acquired block of long term care products.

         Net premiums for the first six months of 2001 increased by approximately $11.7 million, or 47%, compared to 2000. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 20% in 2000 to 22% in 2001 due to the increase in Medicare Supplement/Select premiums written, which we retain 30% on average.

         Net investment income increased by $0.1 million compared to the first six months of 2000. This is due to an increasing asset base.

Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $10.3 million, or 53%, compared to the first six months of 2000 due to higher annualized premium in force. Of this increase, $7.7 million relates to Medicare Supplement, $1.2 million relates to long term care and $1.4 million relates to senior life.

         Interest credited to policyholders decreased by approximately $0.4 million, or 17%, as a result of the decrease in the effective interest rate credited to the policies in 2001 compared to 2000 and the expected lapses of the policies in force.

         The increase in deferred acquisition costs was approximately $0.9 million more in the first six months of 2001, compared to the increase in the first six months of 2000. The increase in deferred acquisition costs relates to the increase in premiums issued during 2001 compared to 2000.

         Commissions and other operating expenses increased by approximately $1.8 million or 22% in the first six months of 2001 compared to 2000. The following table details the components of commission and other operating expenses:

                                                             2001              2000
                                                             ----              ----
                                                                (in thousands)
Commissions                                                $ 28,880         $ 20,236
Other operating costs                                        19,298           16,162
Reinsurance allowances                                      (38,199)         (28,223)
                                                           --------         --------
Commissions and general expenses, net of allowances        $  9,979         $  8,175
                                                           ========         ========

         The ratio of commissions to gross premiums increased to 17.6% during the first six months of 2001, from 16.6% in 2000. Other operating costs as a percentage of gross premiums decreased to 11.7% during the first six months of 2001 from 13.3% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded increased to 29.9% during the first quarter of 2001 compared to 29.0% in 2000.

SEGMENT RESULTS - SPECIAL MARKETS

                                                        For the quarters ended          For the six months ended
                                                                June 30,                         June 30,
                                                         2001            2000             2001             2000
                                                         ----            ----             ----             ----
                                                                             (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                     $  2,878        $  2,834         $  5,926        $  6,046
  Accident & Health                                       4,194           6,669            8,632          13,579
                                                       --------        --------         --------        --------
  Net premiums                                            7,072           9,503           14,558          19,625
Net investment income                                     3,422           3,897            7,128           7,597
Other income                                                  5              91               76             199
                                                       --------        --------         --------        --------
  Total revenue                                          10,499          13,491           21,762          27,421
                                                       --------        --------         --------        --------

Policyholder benefits                                     5,277           8,104           11,733          15,289
Interest credited to policyholders                          916             836            1,899           1,737
Change in deferred acquisition costs                        214             (50)             415             (89)
Amortization of present value of future profits
  and goodwill                                               51              --              119              71
Commissions and general expenses, net of
  allowances                                              2,630           3,652            5,102           7,083
                                                       --------        --------         --------        --------
  Total benefits, claims and other deductions             9,088          12,542           19,268          24,091
                                                       --------        --------         --------        --------

  Segment operating income                             $  1,411        $    949         $  2,494        $  3,330
                                                       ========        ========         ========        ========

Quarters ended June 30, 2001 and 2000

         Operating results for the Special Markets segment improved by $0.5 million or 49%, compared to the second quarter of 2000. The improvement is the result of more favorable overall loss ratios in the life lines of business in the second quarter of 2001. This was offset, in part, by a reduction in the segment's accident & health business, due to the cancellation of a substantial portion of the major medical block of business in the fourth quarter of 2000.

Revenues. Net premiums decreased by $2.4 million or 26% during the second quarter of 2001 compared to 2000. Major medical premiums decreased by approximately $2.5 million compared to the second quarter of 2000. This decrease is the result of our decision in the fourth quarter of 2000 to exit the major medical line of business. Life premiums increased slightly during the second quarter of 2001 compared to 2000 and other health premiums increased by $0.1 million.

         Net investment income decreased by $0.5 million during the second quarter of 2001, compared to 2000, due primarily to a decreasing asset base.

Benefits, Claims and Other Deductions. Policyholder benefits decreased by $2.8 million in the second quarter of 2001, compared to 2000. This decrease is due to a decline in the premiums for the segment, as discussed above, as well as improvement in the overall mortality for the segment.

         Interest credited to policyholders was consistent with the second quarter of 2000.

         The net amortization of deferred acquisition costs of $0.2 million in the second quarter of 2001, compared to a slight increase in deferred acquisition costs in 2000, reflects the lower levels of production as these lines of business run off.

         Commissions and general expenses, net of allowances decreased by $1.0 million, or 28%, during the second quarter of 2001, compared to 2000. Commissions decreased by approximately $0.8 million, consistent with the decrease in premium noted above. General expenses also decreased by $0.4 million, primarily as a result of the restructuring efforts.

Six Months ended June 30, 2001 and 2000

         Operating results for the Special Markets segment declined by $0.8 million or 25% compared to the first six months of 2000. Overall loss ratios were significantly higher in the first quarter of 2001 for both life and health lines. This was offset, in part, by a reduction in general expense.

Revenues. Net premiums decreased by $5.1 million or 26% during the first six months of 2001 compared to 2000. Major medical premiums decreased by approximately $4.8 million compared to the second quarter of 2000. This decrease is the result of our decision in the fourth quarter of 2000 to exit the major medical line of business. Life premiums decreased by $0.1 million and other health premiums decreased by $0.2 million, compared to the first six months of 2000.

         Net investment income decreased by $0.5 million during the first six months of 2001, compared to 2000, due primarily to a decreasing asset base.

Benefits, Claims and Other Deductions. Policyholder benefits decreased by $3.6 million in the first six months of 2001, compared to 2000. This decrease is due to a decline in the premiums for the segment, as discussed above, offset by a slight increase in the overall loss ratios for the segment for the first six months of 2001.

         Interest credited to policyholders increased by $0.2 million during the first six months of 2001, compared to 2000.

         The net amortization of deferred acquisition costs of $0.4 million in the first six months of 2001, compared to a slight increase in deferred acquisition costs in 2000, reflects the lower levels of production as these lines of business run off.

         Commissions and general expenses, net of allowances decreased by $2.0 million, or 28%, during the first six months of 2001, compared to 2000. Commissions decreased by approximately $1.1 million, consistent with the decrease in premium noted above. General expenses also decreased by $1.0 million, primarily as a result of the restructuring efforts.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                       For the quarters ended        For the six months ended
                                                              June 30,                      June 30,
                                                        2001            2000           2001           2000
                                                        ----            ----           ----           ----
                                                                         (in thousands)
Net investment income                                  $    59        $    23        $   125        $    23
Other income                                             7,893          5,404         15,873         10,669
                                                       -------        -------        -------        -------
  Total revenue                                          7,952          5,427         15,998         10,692
                                                       -------        -------        -------        -------

Amortization of present value of future profits
  and goodwill                                             567            728          1,134          1,496
Commissions and general expenses                         5,774          3,754         11,743          7,395
                                                       -------        -------        -------        -------
  Total benefits, claims and other deductions            6,341          4,482         12,877          8,891
                                                       -------        -------        -------        -------
  Segment operating income                             $ 1,611        $   945        $ 3,121        $ 1,801
                                                       =======        =======        =======        =======

Quarters ended June 30, 2001 and 2000

         Operating income for the administrative services improved by 70% over the second quarter of 2000, primarily as the result of the increase in Medicare premiums being serviced by our administrative services company.

         Administrative services revenue increased by $2.5 million, or 47%, as compared to the second quarter of 2000. Fees from CHCS, acquired in August 2000 added $1.4 million to the segment in the second quarter of 2001, while fees earned on affiliated policies serviced by our Pensacola operation increased $1.0 million for the same period. In 2001, approximately 51% of the $7.9 million of fees earned were from non-affiliated companies compared to 57% of the $5.4 million in 2000.

         Operating expenses for the segment increased by $2.0 million. Approximately $1.4 million of the increase relates to the acquisition of CHCS. The remaining increase of $0.6 million relates primarily to the costs associated with the increase in business administered in our Pensacola operation.

         The amortization of present value of future profits ("PVFP") and goodwill relates primarily to the acquisition of AIAG. Approximately $7.7 million of PVFP was established when AIAG was acquired. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years; accordingly, the amortization is heavily weighted to those periods. During the second quarter of 2001, approximately $0.6 million was amortized compared to $0.7 million in 2000. As of June 30, 2001, $3.8 million or 50%, of the original amount remains unamortized. It is anticipated that only 17% of the original balance will remain at December 31, 2002. The remaining amortization relates to the goodwill established in connection with the acquisition of CHCS.

Six Months ended June 30, 2001 and 2000

         Operating income for the administrative services segment for the first six months of 2001 increased by $1.3 million or 73% compared to the first six months of 2000.

         Administrative services revenue increased by $5.3 million, or 50%, in the first six months of 2001 as compared to 2000. Fees from CHCS, acquired in August 2000 added $3.1 million to the segment in the first six months of 2001, while fees earned on affiliated policies serviced by our Pensacola operation increased $2.1 million compared to the first six months of 2000.

         Operating expenses for the segment increased by $4.3 million, compared to the first six months of 2000. Approximately $3.2 million of the increase relates to the acquisition of CHCS. The remaining increase of $1.1 million relates primarily to the costs associated with the increase in business administered in our Pensacola operation.

         The reduction of $0.4 million in the amortization of present value of future profits ("PVFP") and goodwill relates primarily to a decrease in the amounts related to the acquisition of AIAG.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                          For the quarters ended        For the six months ended
                                                                 June 30,                        June 30,
                                                           2001            2000           2001             2000
                                                            ----            ----           ----             ----
                                                                              (in thousands)
Interest cost on outstanding debt                        $ 1,395         $ 1,721         $ 3,013         $ 3,401
Insurance settlement                                          --              --              --            (350)
Amortization of capitalized loan origination fees            133             133             265             265
Stock-based compensation expense                             160             201             410             402
Other parent company expenses                                546             411           1,006             731
Other (revenue) expenses, net                                 (1)           (149)            (15)           (263)
                                                         -------         -------         -------         -------

  Segment operating loss                                 $ 2,233         $ 2,317         $ 4,679         $ 4,186
                                                         =======         =======         =======         =======

Quarters ended June 30, 2001 and 2000

         The net loss from the Corporate segment decreased by approximately 4% compared to the second quarter of 2000. The decrease in the interest cost is due to a lower average outstanding balance, as a result of principal repayments, compared to 2000, combined with a reduction in the interest rate. (See "Liquidity and Capital Resources" for additional information regarding our credit facility).

         The results by segment discussed above do not reflect the elimination of intersegment revenues. However, the consolidated results include the elimination of the revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $6.6 million and $5.0 million, respectively for 2001 and 2000 and the elimination of interest income and expense on bonds issued by the Corporate segment to an affiliate of $0.2 million and $0.1 million, respectively for 2001 and 2000.

Six Months June 30, 2001 and 2000

         The net loss from the Corporate segment increased by $0.5 million compared to the first six months of 2000. This increase relates primarily to the receipt of proceeds from an insurance settlement. The decrease in the interest cost is due to a lower average outstanding balance, during 2001, combined with a reduction in the interest rate. (See "Liquidity and Capital Resources" for additional information regarding our credit facility).

         The results by segment discussed above do not reflect the elimination of intersegment revenues. However, the consolidated results include the elimination of the revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $12.3 million and $9.2 million, respectively for 2001 and 2000 and the elimination of interest income and expense on bonds issued by the Corporate segment to an affiliate of $0.4 million and $0.3 million, respectively for 2001 and 2000.

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

         On July 12, 2001, we entered into an Underwriting Agreement with Banc of America Securities LLC and Raymond James & Associates, Inc., as representatives of the underwriters named therein, and certain shareholders of the Company, with respect to the sale of up to 7,950,000 shares of our common stock (including 750,000 shares of common stock subject to an over-allotment option granted to the Underwriters by the Company and some of the selling shareholders). As a result, on July 12, 2001, we issued 5 million shares of common stock at a price of $5.00 per share, generating proceeds to us of $25 million. Expenses for this transaction, including the underwriters' discounts and commissions, amounted to $2.3 million, resulting in net proceeds to us of $22.7 million. The proceeds from this offering were used to enhance the capital and surplus of certain of our insurance subsidiaries ($14.8 million) and to have cash at the holding company for general corporate purposes. In connection with this offering, certain shareholders of the company, none of whom were management, sold 2.2 million shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

         On August 13, 2001, the Company was informed that the over-allotment option was exercised. As a result, the Company issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

         Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at LIBOR for one, two, three or six months plus 350 basis points with principal repayment over a seven-year period and a final maturity date of July 31, 2006. As of August 1, 2001, $61.1 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. The current interest rate is 7.25% on our term loan and 7.36% on our amount outstanding under the revolving loan. For the period January 1, through July 31, 2001, we paid $3.3 million in interest and repaid $5.5 million in principal on the term loan and we paid $0.2 million in interest on the revolving loan.

         In connection with an agreement entered into 1996 under which American Pioneer became a direct subsidiary of our holding company, rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During 2001, our parent holding company paid $0.4 million in interest on these debentures to American Progressive, which was eliminated in consolidation. From the proceeds of the stock offering discussed above, our parent holding company repaid $5.5 million in principal on the debentures, which leaves $2.4 million outstanding.

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of June 30,

2001, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary totaled $70 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among American Exchange and the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2001, American Exchange paid $2.9 million in interest to our parent holding company, which was eliminated in consolidation. No principal payments were required during 2001 to date.

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

Insurance Subsidiaries

         Our insurance company subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of June 30, 2001, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance company subsidiaries' operations. As of June 30, 2001 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $97.8 million.

         From the proceeds of the stock offering discussed above, our parent holding company made capital contributions of $5.0 million to American Pioneer and $4.3 million to Pennsylvania Life.

         The National Association of Insurance Commissioners has developed and state insurance regulators have adopted risk-based capital requirements on life insurance enterprises. As of June 30, 2001 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         PennCorp Canada and Pennsylvania Life's Canadian branch are subject to Canadian capital requirements and report results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $57.3 million as of June 30, 2001. PennCorp Canada maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a test of adequacy of assets in Canada and margin ratio in excess of the minimum requirement as of June 30, 2001.

         Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life (to assist in the service of the surplus note held by American Exchange) without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. Thus, future earnings of Pennsylvania would be available for dividends without prior approval, subject to the restrictions noted above. Based upon the current dividend regulations of the respective states, Pennsylvania Life would be able to pay ordinary dividends of approximately $12.1 million, Constitution Life would be able to pay ordinary dividends of approximately $1.5 million and Union Bankers would be able to pay ordinary dividends of approximately $1.4 million to American Exchange (their direct parent) without the prior approval from their respective insurance departments in 2001. Additionally, in 2001 Peninsular Life would be able to pay ordinary dividends of approximately $1.2 million to American Pioneer without prior approval from the Florida Insurance Department. We do not expect that our remaining insurance company subsidiaries will be able to pay an ordinary dividend in 2001. No dividends have been paid by any of the insurance subsidiaries during 2001.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2001, we held reserves that exceeded the underlying cash surrender values of our in force life insurance and annuities by $17.1 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         As of June 30, 2001, our insurance company subsidiaries held cash and cash equivalents totaling $31.8 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $756.3 million. The fair values of these holdings totaled more than $785.7 million as of June 30, 2001.

INVESTMENTS

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the respective boards of directors. Conning Asset Management manages our fixed maturity portfolio in the United States and Elliot and Page manages the Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage and bond obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investors Service), "BBB- " (Standard & Poor's Corporation) or higher. As of June 30, 2001, 97.1% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below, together 2.9% of total fixed maturities as of June 30, 2001. Fixed maturities with a carrying value of $0.3 million were non-income producing for the year ended June

30, 2001. During 2001 to date we wrote down the value of certain fixed maturity securities by $1.6 million (0.2% of investments), which represents management's estimate of other than temporary declines in value and were included in net realized gains on investments in the our consolidated statement of operations.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2001, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $42.2 million and a 200 basis point increase would result in a $81.7 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $44.4 million and a 200 basis point decrease would result in a $92.1 million increase.

Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the six months ended June 30, 2001, approximately 13.6% of our assets, 18.9% of our revenues and 34.6% of our operating income before taxes were derived from our Canadian operations. As of and for the six months ended June 30, 2000, approximately 13.9% of our assets, 19.9% of our revenues and 32.1% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         As of June 30, 2001, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $0.6 million and a decrease in shareholders equity of approximately $5.2 million. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

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


                                           UNIVERSAL AMERICAN FINANCIAL CORP.

                                           By: /S/ Robert A. Waegelein
                                               --------------------------------
                                               Robert A. Waegelein
                                               Senior Vice President
                                               Chief Financial Officer

Date:  August 14, 2001