Form 10-Q
period 2001-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2001-11-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For The Period Ended September 30, 2001
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

             Six International Drive, Suite 190, Rye Brook, NY 10573
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (914) 934-5200

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|    No |_|

      The number of shares outstanding of the Registrant's Common Stock as of November 1, 2001 was 52,779,863.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheets as of September 30, 2001
      and December 31, 2000                                                   3

      Consolidated Statements of Operations for the nine months
      ended September 30, 2001 and September 30, 2000                         4

      Consolidated Statements of Operations for the three months
      ended September 30, 2001 and September 30, 2000                         5

      Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2001 and September 30, 2000                         6

      Notes to Consolidated Financial Statements                           7-16

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           17-36

PART II - OTHER INFORMATION

      Signature                                                              36

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      September 30,  December 31,
                                                                                2001          2000
                                                                            ------------   -----------
                                                                                    (Unaudited)
                                                                                   (In thousands)
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost: 2001, $778,285; 2000, $746,060)                         $  802,607    $  751,738
  Equity securities, at fair value (cost: 2001, $4,942; 2000, $3,819)             4,668         3,547
  Policy loans                                                                   24,064        25,077
  Other invested assets                                                           3,858         4,318
                                                                             ----------    ----------
    Total investments                                                           835,197       784,680

Cash and cash equivalents                                                        39,204        40,250
Accrued investment income                                                        12,022        11,459
Deferred policy acquisition costs                                                59,725        48,651
Amounts due from reinsurers                                                     212,042       202,929
Due and unpaid premiums                                                           3,545         3,680
Deferred income tax asset                                                        59,133        65,014
Present value of future profits and goodwill                                     10,470        12,514
Other assets                                                                     22,993        20,687
                                                                             ----------    ----------
    Total assets                                                              1,254,331     1,189,864
                                                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                   233,949       233,415
Reserves for future policy benefits                                             586,040       565,505
Policy and contract claims - life                                                 6,373         7,207
Policy and contract claims - health                                              81,111        77,884
Loan payable                                                                     64,100        69,650
Amounts due to reinsurers                                                         1,411         2,877
Restructuring liability                                                             441         2,955
Other liabilities                                                                51,360        56,422
                                                                             ----------    ----------
    Total liabilities                                                         1,024,785     1,015,915
                                                                             ----------    ----------

STOCKHOLDERS' EQUITY

Common stock (Authorized: 80 million shares, issued and outstanding:
  2001, 52.8 million shares; 2000, 46.8 million shares)                             528           468
Additional paid-in capital                                                      155,619       128,625
Accumulated other comprehensive income                                           13,421         4,875
Retained earnings                                                                60,386        40,354
Less:  Treasury Stock (2001, 0.1 million shares; 2000, 0.1 million shares)         (408)         (373)
                                                                             ----------    ----------
    Total stockholders' equity                                                  229,546       173,949
                                                                             ----------    ----------
       Total liabilities and stockholders' equity                            $1,254,331    $1,189,864
                                                                             ==========    ==========

           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Nine Months Ended September 30,
                                                                        2001             2000
                                                                     ----------       ----------
                                                                      (In thousands, per share
                                                                          amounts in dollars)
Revenues:
   Gross premium and policyholder fees earned                        $  381,972       $  334,315
   Reinsurance premiums assumed                                           2,124            2,210
   Reinsurance premiums ceded                                          (212,224)        (170,277)
                                                                     ----------       ----------
         Net premium and policyholder fees earned                       171,872          166,248

   Net investment income                                                 43,358           42,693
   Net realized gains on investments                                      2,046              144
   Fee income                                                             8,010            4,982
                                                                     ----------       ----------
          Total revenues                                                225,286          214,067
                                                                     ----------       ----------
Benefits, claims and expenses:
   Increase in future policy benefits                                     8,186            2,423
   Claims and other benefits                                            116,209          113,895
   Interest credited to policyholders                                     7,595            7,596
   Increase in deferred acquisition costs                               (13,287)         (13,013)
   Amortization of present value of future profits and goodwill           2,050            2,051
   Commissions                                                           73,572           60,041
   Commission and expense allowances on reinsurance ceded               (64,308)         (48,531)
   Interest expense                                                       4,216            5,262
   Other operating costs and expenses                                    59,947           58,427
                                                                     ----------       ----------
          Total benefits, claims and other deductions                   194,180          188,151
                                                                     ----------       ----------

Income before taxes                                                      31,106           25,916
Federal income tax expense                                               11,074            9,216
                                                                     ----------       ----------
Net income                                                           $   20,032       $   16,700
                                                                     ==========       ==========
Earnings per common share:
  Basic                                                              $     0.41       $     0.36
                                                                     ==========       ==========
  Diluted                                                            $     0.41       $     0.35
                                                                     ==========       ==========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended September 30,
                                                                        2001             2000
                                                                     ----------       ----------
                                                                      (In thousands, per share
                                                                          amounts in dollars)
Revenues:
   Gross premium and policyholder fees earned                        $  128,119       $  113,126
   Reinsurance premiums assumed                                             754              812
   Reinsurance premiums ceded                                           (72,467)         (58,311)
                                                                     ----------       ----------
         Net premium and policyholder fees earned                        56,406           55,627

   Net investment income                                                 14,811           13,977
   Net realized gains (losses) on investments                               193               (5)
   Fee income                                                             2,441            1,870
                                                                     ----------       ----------
          Total revenues                                                 73,851           71,469
                                                                     ----------       ----------

Benefits, claims and expenses:
   Increase in future policy benefits                                     2,821            1,193
   Claims and other benefits                                             37,145           38,759
   Interest credited to policyholders                                     2,606            2,505
   Increase in deferred acquisition costs                                (4,916)          (4,986)
   Amortization of present value of future profits and goodwill             690              883
   Commissions                                                           25,278           19,685
   Commission and expense allowances on reinsurance ceded               (21,709)         (16,320)
   Interest expense                                                       1,203            1,861
   Other operating costs and expenses                                    20,014           19,623
                                                                     ----------       ----------
          Total benefits, claims and other deductions                    63,132           63,203
                                                                     ----------       ----------

Income before taxes                                                      10,719            8,266
Federal income tax expense                                                3,797            2,853
                                                                     ----------       ----------
Net income                                                           $    6,922       $    5,413
                                                                     ==========       ==========
Earnings per common share:
  Basic                                                              $     0.13       $     0.12
                                                                     ==========       ==========
  Diluted                                                            $     0.13       $     0.12
                                                                     ==========       ==========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                       2001             2000
                                                                                    ----------       ----------
                                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                                          $   20,032       $   16,700
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                  6,188            5,755
  Change in reserves for future policy benefits                                         17,472            4,936
  Change in policy and contract claims                                                   2,395            7,459
  Change in deferred policy acquisition costs                                          (13,287)         (12,558)
  Amortization of present value of future profits and goodwill                           2,050            2,051
  Change in policy loans                                                                 1,014              277
  Change in accrued investment income                                                     (562)             204
  Change in reinsurance balances                                                       (10,392)         (12,505)
  Change in due and unpaid premium                                                         135             (408)
  Realized gains on investments                                                         (2,046)            (144)
  Change in restructuring liability                                                     (2,514)          (4,622)
  Change in income taxes payable                                                         1,292              653
  Other, net                                                                            (8,485)             811
                                                                                    ----------       ----------
Net cash provided by operating activities                                               13,292            8,609
                                                                                    ----------       ----------

Cash flows from investing activities:
  Proceeds from sale or maturity of fixed maturities available for sale                233,639           74,789
  Cost of fixed maturities purchased available for sale                               (266,334)         (88,688)
  Change in amounts held in trust by reinsurer                                          (1,069)          (1,140)
  Proceeds from sale of equity securities                                                   11              138
  Cost of equity securities purchased                                                   (1,273)            (408)
  Change in other invested assets                                                         (530)             969
  Purchase of business, net of cash held                                                    --           (6,365)
                                                                                    ----------       ----------
Net cash used in investing activities                                                  (35,556)         (20,705)
                                                                                    ----------       ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                            26,362              157
  Cost of treasury stock purchases                                                        (743)              --
  Change in policyholder account balances                                                  268           (8,703)
  Change in reinsurance balances on policyholder account balances                          881           (1,226)
  Change in notes payable                                                               (5,550)           1,500
                                                                                    ----------       ----------
Net cash used in financing activities                                                   21,218           (8,272)
                                                                                    ----------       ----------

Net decrease in cash and cash equivalents                                               (1,046)         (20,368)

Cash and cash equivalents at beginning of period                                        40,250           58,753
                                                                                    ----------       ----------
Cash and cash equivalents at end of period                                          $   39,204       $   38,385
                                                                                    ==========       ==========
Supplemental cash flow information:
  Cash paid during the period for interest                                          $    4,601       $    5,262
                                                                                    ==========       ==========
  Cash paid during the period for income taxes                                      $    1,881       $      125
                                                                                    ==========       ==========

            See notes to unaudited consolidated financial statements

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), PennCorp Life Insurance Company, a Canadian company ("PennCorp Canada"), WorldNet Services Corp. ("WorldNet"), American Insurance Administration Group, Inc. ("AIAG") and CHCS, Inc. Six of these companies, Pennsylvania Life, PennCorp Canada, Peninsular, Union Bankers, Constitution and Marquette, as well as certain other related assets, were acquired on July 30, 1999 (the "1999 Acquisition"). On August 10, 2000, Universal American acquired Capitated Healthcare Services, Inc. ("CHCS").

      The Company offers life and accident and health insurance designed for the senior market and self-employed market in all fifty states, the District of Columbia and all the provinces of Canada. It also provides administrative services to other insurers by servicing their senior market products. The Company's principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, home health care, senior life insurance and annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus only on sales for Pennsylvania Life and PennCorp Canada while the independent general agents sell for American Pioneer, American Progressive and Constitution.

2. RESTRUCTURING

      1999 Acquisition

      In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh operations acquired in the 1999 Acquisition into its locations in Toronto (Canada), Pensacola (Florida), and Orlando (Florida) in order to improve operating efficiencies and capabilities and recorded a $11.4 million restructuring liability in its accounting for the 1999 Acquisition. This restructuring was completed during the first quarter of 2001. During the nine months ended September 30, 2001, the Company paid $2.9 million in restructuring charges. As of September 30, 2001, the remaining liability is $0.4 million, and relates primarily to employee separation costs.

3. COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, for the nine months ended September 30, 2001 and 2000 are as follows:

                                    Nine Months Ended September 30,
                                    -------------------------------
                                       2001                 2000
                                    ----------           ----------
                                             (in thousands)
      Net income                    $   20,032           $   16,700
      Other comprehensive income         8,546                1,645
                                    ----------           ----------
      Comprehensive income          $   28,578           $   18,345
                                    ==========           ==========

      The components of other comprehensive income and the related tax effects for each component for the nine months ended September 30, 2001 and 2000 are as follows:

                                 Nine Months Ended September 30, 2001      Nine Months Ended September 30, 2000
                                 ------------------------------------      ------------------------------------
                                 Before          Tax          Net of        Before         Tax         Net of
                                   Tax        (Expense)        Tax           Tax        (Expense)        Tax
                                  Amount        Benefit       Amount        Amount       Benefit        Amount
                                 --------      --------      --------      --------      --------      --------
                                                                 (in thousands)
Net unrealized gain arising
 during the year (net of
 deferred acquisition costs)     $ 18,833      $ (6,591)     $ 12,242      $  6,223      $ (2,186)     $  4,037
Less:
Reclassification adjustment
 for gains included in net
 income                             2,046          (717)        1,329           144           (50)           94
                                 --------      --------      --------      --------      --------      --------
Net unrealized gains               16,787        (5,874)       10,913         6,079        (2,136)        3,943
Currency translation
 adjustments                       (3,261)          894        (2,367)       (2,298)           --        (2,298)
                                 --------      --------      --------      --------      --------      --------
Other comprehensive income
 (loss)                          $ 13,526      $ (4,980)     $  8,546      $  3,781      $ (2,136)     $  1,645
                                 ========      ========      ========      ========      ========      ========

      The components of comprehensive income, net of related tax, for the three months ended September 30, 2001 and 2000 are as follows:

                                   Three Months Ended September 30,
                                   --------------------------------
                                          2001         2000
                                        --------     --------
                                            (in thousands)
      Net income                        $  6,922     $  5,413
      Other comprehensive income          10,922        3,361
                                        --------     --------
      Comprehensive income              $ 17,844     $  8,774
                                        ========     ========

      The components of other comprehensive income and the related tax effects for each component for the three months ended September 30, 2001 and 2000 are as follows:

                                         Three Months Ended September 30, 2001           Three Months Ended September 30, 2000
                                      ------------------------------------------      ------------------------------------------
                                       Before             Tax          Net of          Before            Tax           Net of
                                         Tax           (Expense)         Tax             Tax          (Expense)          Tax
                                        Amount          Benefit         Amount          Amount         Benefit          Amount
                                      ----------      ----------      ----------      ----------      ----------      ----------
                                                                           (in thousands)
Net unrealized gain arising
  during the year (net of
  deferred acquisition costs)         $   19,311      $   (6,758)     $   12,553      $    6,718      $   (2,355)     $    4,363
Less:
Reclassification adjustment
  for gains included in net
  income                                     193             (68)            125              (3)              1              (2)
                                      ----------      ----------      ----------      ----------      ----------      ----------
Net unrealized gains                      19,118          (6,690)         12,428           6,721          (2,356)          4,365
Currency translation adjustments          (2,316)            810          (1,506)         (1,004)             --          (1,004)
                                      ----------      ----------      ----------      ----------      ----------      ----------
Other comprehensive income (loss)     $   16,802      $   (5,880)     $   10,922      $    5,717      $   (2,356)     $    3,361
                                      ==========      ==========      ==========      ==========      ==========      ==========

4. EARNINGS PER SHARE

      Per share amounts for net income from operations are shown in the income statement using i) an earnings per common share basic calculation and ii) an earnings per common share assuming dilution calculation. A reconciliation of the numerators and the denominators of the basic and diluted EPS for the nine months ended September 30, 2001 and 2000 is as follows:

                                                      Nine Months Ended September 30, 2001
                                                   ------------------------------------------
                                                     Income         Shares         Per Share
                                                   (Numerator)   (Denominator)       Amount
                                                   -----------   -------------     ----------
                                                   (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                              48,514
Less: Weighted average treasury shares                                    (58)
                                                                   ----------

Basic EPS
Net income applicable to common shareholders        $   20,032         48,456      $     0.41
                                                    ==========                     ==========

Effect of Dilutive Securities
Incentive stock options                                                 2,934
Director stock options                                                    139
Agents and others stock options                                           772
Treasury stock assumed from proceeds of options                        (3,061)
                                                                   ----------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions             $   20,032         49,240      $     0.41
                                                    ==========     ==========      ==========

                                                      Nine Months Ended September 30, 2000
                                                   ------------------------------------------
                                                      Income        Shares         Per Share
                                                   (Numerator)   (Denominator)       Amount
                                                   -----------   -------------     ----------
                                                   (in thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders        $   16,700         46,739      $     0.36
                                                    ==========                     ==========

Effect of Dilutive Securities
Incentive stock options                                                 1,044
Director stock options                                                    112
Agents and others stock options                                           642
Treasury stock assumed from proceeds of options                        (1,407)
                                                                   ----------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions             $   16,700         47,130      $     0.35
                                                    ==========     ==========      ==========

      A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended September 30, 2001 and 2000 is as follows:

                                                     Three Months Ended September 30, 2001
                                                   ------------------------------------------
                                                      Income        Shares         Per Share
                                                   (Numerator)   (Denominator)       Amount
                                                   -----------   -------------     ----------
                                                  (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                              51,692
Less: Weighted average treasury shares                                    (41)
                                                                   ----------

Basic EPS
Net income applicable to common shareholders        $    6,922         51,651      $     0.13
                                                    ==========                     ==========

Effect of Dilutive Securities
Incentive stock options                                                 3,630
Director stock options                                                    162
Agents and others stock options                                           732
Treasury stock assumed from proceeds of options                        (3,563)
                                                                   ----------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions             $    6,922         52,612      $     0.13
                                                    ==========     ==========      ==========

                                                     Three Months Ended September 30, 2000
                                                   ------------------------------------------
                                                      Income        Shares         Per Share
                                                   (Numerator)   (Denominator)       Amount
                                                   -----------   -------------     ----------
                                                   (in thousands, per share amounts in dollars)
Basic EPS
Net income applicable to common shareholders        $    5,413         46,793      $     0.12
                                                    ==========                     ==========

Effect of Dilutive Securities
Incentive stock options                                                 1,208
Director stock options                                                    124
Agents and others stock options                                           804
Treasury stock assumed from proceeds of options                        (1,766)
                                                                   ----------

Diluted EPS
Net income applicable to common
  shareholders plus assumed conversions             $    5,413         47,163      $     0.12
                                                    ==========     ==========      ==========

5. INVESTMENTS

      As of September 30, 2001 and December 31, 2000, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                         September 30, 2001
                                       ---------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized         Fair
Classification                            Cost          Gains           Losses           Value
----------------------------------    ----------     ----------      ----------      ----------
                                                            (In thousands)
US Treasury securities
  and obligations of US government     $   37,012     $    1,670      $       (1)     $   38,681
Corporate debt securities                 488,941         16,863          (3,415)        502,389
Mortgage-backed securities                252,332         10,578          (1,373)        261,537
                                       ----------     ----------      ----------      ----------
                                       $  778,285     $   29,111      $   (4,789)     $  802,607
                                       ==========     ==========      ==========      ==========

                                                          December 31, 2000
                                       ---------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized         Fair
Classification                            Cost          Gains           Losses           Value
----------------------------------     ----------     ----------      ----------      ----------
                                                            (In thousands)
US Treasury securities
  and obligations of US government     $   34,199     $      589      $      (54)     $   34,734
Corporate debt securities                 455,954          7,554          (4,908)        458,600
Mortgage-backed securities                255,907          4,404          (1,907)        258,404
                                       ----------     ----------      ----------      ----------
                                       $  746,060     $   12,547      $   (6,869)     $  751,738
                                       ==========     ==========      ==========      ==========

The amortized cost and fair value of fixed maturities at September 30, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Amortized       Fair
                                               Cost         Value
                                            ---------     --------
                                                (In thousands)
      Due in 1 year or less                  $ 29,793     $ 30,364
      Due after 1 year through 5 years        115,658      120,792
      Due after 5 years through 10 years      231,116      240,757
      Due after 10 years                      149,387      149,019
      Mortgage-backed securities              252,331      261,675
                                             --------     --------
                                             $778,285     $802,607
                                             ========     ========

      During 2001 to date the Company wrote down the value of certain fixed maturity securities by $2.5 million (0.3% of investments), which represents management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

6. STOCKHOLDERS' EQUITY

      Common Stock

      The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. The shares issued and outstanding at September 30, 2001 and December 31, 2000 were 52,776,258 and 46,842,170, respectively. Changes in the number of shares of common stock outstanding were as follows:

      Balance at December 31, 2000                               46,842,170
      Stock issued pursuant to common stock offering              5,720,000
      Stock issued pursuant to Agent Stock Plan                      78,062
      Stock options exercised                                       129,203
      Stock purchases pursuant to Agents' Stock Purchase Plan        10,200
      Miscellaneous retirements                                      (3,377)
                                                                -----------
      Balance at September 30, 2001                              52,776,258
                                                                ===========

      On July 12, 2001, the Company entered into an Underwriting Agreement with Banc of America Securities LLC and Raymond James & Associates, Inc., as representatives of the underwriters named therein, and certain shareholders of the Company, with respect to the sale of up to 7,950,000 shares of the Company's common stock (including 750,000 shares of Common Stock subject to an over-allotment option granted to the Underwriters by the Company and some of the selling shareholders). As a result, on July 12, 2001, the Company issued five million shares of common stock at a price of $5.00 per share, generating proceeds of $25 million. Expenses for this transaction, including the underwriters' discounts and commissions, amounted to $2.4 million, resulting in net proceeds of $22.6 million to the Company. The proceeds from this offering were used to enhance the capital and surplus of certain of our insurance subsidiaries ($9.3 million), reduce intercompany obligations ($5.5 million) and the balance to hold at the parent company for general corporate purposes. In connection with this offering, certain shareholders of the company, none of whom were management, sold 2.2 million shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

      On August 13, 2001, the over-allotment option was exercised and, as a result, the Company issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

      The total offering, including the over-allotment raised $26.0 million, net of total expenses of $2.6 million.

      Treasury Stock

      During 2000, the Board of Directors approved a plan to re-purchase up to 500,000 shares of Company stock in the open market in order to, among other reasons, provide for stock bonuses granted to employees. During the nine months ended September 30, 2001, the Company acquired 171,801 shares on the open market for a cost of $0.7 million during the year at a weighted average market price of $4.32. The Company distributed 176,614 shares in the form of officer and employee bonuses at a weighted average market price of $4.06 per share at the date of distribution, generating an increase in stockholders' equity of $0.7 million. To date, the Company has acquired 351,622 shares. Accordingly, the Company is authorized to purchase an additional 148,378 under the current plan.

7. STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

      American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Canada, Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At September 30, 2001 and December 31, 2000 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $104.8 million and $86.5 million, respectively.

      From the proceeds of the stock offering discussed in Note 6 above, capital contributions of $5.0 million and $4.3 million were made to American Pioneer and Pennsylvania Life, respectively, and $5.5 million of the $7.9 million of debentures owed by the Parent Company to American Progressive were repaid.

      Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2001 and December 31, 2000 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

      PennCorp Canada and Pennsylvania Life's Canadian branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $55.9 million and $56.5 million as of September 30, 2001 and December 31, 2000, respectively. PennCorp Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at September 30, 2001 and December 31, 2000.

8. EFFECTS OF ACCOUNTING PRONOUNCEMENTS

      In the second quarter, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF No. 99-20 changes the method of assessing other than temporary impairments for certain mortgage and asset-backed securities classified as available for sale. The guidance requires the recognition of impairment when a change in the amount or timing of estimated cash flows results in a decline in fair value below the amortized cost basis, unless the decrease is solely a result of changes in estimated market interest rates. The new guidance also revises the method of recognizing interest income for the investments within its scope, requiring a prospective approach to account for changes in estimated future cash flows. The adoption of the new Statement did not have a material effect on earnings or the financial position of the Company.

      In June, 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

9. BUSINESS SEGMENT INFORMATION

      The Company offers life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. The Company also provides administrative services to other issuers by servicing their senior market products. Our principal insurance products are Medicare supplemental health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: Career Agency, Senior Market Brokerage, Special Markets and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. A description of these segments follows:

      Career Agency -- The Career Agency segment is comprised of the operations of Pennsylvania Life and PennCorp Canada, both of which we acquired in 1999. PennCorp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The Career Agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Canada.

      Senior Market Brokerage -- This segment includes the operations of general agency and insurance brokerage distribution systems that focus on the sale of insurance products to the senior market, including Medicare Supplement/Select, long term care, senior life insurance and annuities.

      Special Markets -- The Company has accumulated various books of business, primarily as a result of acquisitions, that are not part of our core business focus. The Company manages the run off of these books of business in our Special Markets segment. The products in this segment include traditional, interest-sensitive and group life insurance, individual major medical and other accident and health insurance.

      Administrative Services -- The Company acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to various senior market products and a growing portion of non-insurance products. The services that we perform include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities. In connection with its acquisition of American Insurance Administration Group, Inc. and CHCS, Inc. in 2000, the Company has increased its efforts to develop the Administrative Services segment.

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

      Financial results by segment for the nine months ended September 30, 2001 and 2000 is as follows:

                                    September 30, 2001              September 30, 2000
                               ----------------------------    ----------------------------
                                                      (in thousands)

                                                  Segment                         Segment
                                               Income (Loss)                   Income (Loss)
                                 Segment           Before         Segment         Before
                                 Revenue       Income Taxes       Revenue      Income Taxes
                               ------------    ------------    ------------    ------------
Career Agency                  $    120,539    $     21,503    $    123,893    $     21,931
Senior Market Brokerage              65,404           5,245          46,434           3,197
Special Markets                      30,659           4,273          39,946           4,530
Administrative Services              24,259           4,777          16,955           2,739
                               ------------    ------------    ------------    ------------
   Subtotal                         240,861          35,798         227,228          32,397
Corporate                               277          (6,738)            329          (6,625)
Intersegment revenues               (17,898)             --         (13,634)             --
                               ------------    ------------    ------------    ------------
  Segment total                     223,240          29,060         213,923          25,772
Adjustments to segment total
  Net realized gains                  2,046           2,046             144             144
                               ------------    ------------    ------------    ------------
                               $    225,286    $     31,106    $    214,067    $     25,916
                               ============    ============    ============    ============

         Financial results by segment for the three months ended September 30, 2001 and 2000 are as follows:

                                    September 30, 2001              September 30, 2000
                               ----------------------------    ----------------------------
                                                     (in thousands)

                                                 Segment                          Segment
                                               Income (Loss)                   Income (Loss)
                                  Segment         Before         Segment          Before
                                  Revenue      Income Taxes      Revenue       Income Taxes
                               ------------    ------------    ------------    ------------
Career Agency                  $     39,324    $      6,784    $     41,546    $      7,268
Senior Market Brokerage              23,132           2,366          15,933           1,302
Special Markets                       8,897           1,779          12,525           1,200
Administrative Services               8,261           1,656           6,263             938
                               ------------    ------------    ------------    ------------
  Subtotal                           79,614          12,585          76,267          10,708
Corporate                               119          (2,059)            207          (2,437)
Intersegment revenues                (6,075)             --          (5,000)             --
                               ------------    ------------    ------------    ------------
  Segment total                      73,658          10,526          71,474           8,271
Adjustments to segment total
  Net realized gains                    193             193              (5)             (5)
                               ------------    ------------    ------------    ------------
                               $     73,851    $     10,719    $     71,469    $      8,266
                               ============    ============    ============    ============

      Identifiable assets by segment as of September 30, 2001 and December 31, 2000 are as follows:

                          September 30, 2001     December 31, 2000
                          ------------------    ------------------
Career Agency             $          587,224    $          549,723
Senior Market Brokerage              388,874               358,790
Special Markets                      265,563               278,699
Administrative Services               28,624                21,356
                          ------------------    ------------------
   Subtotal                        1,270,285             1,208,568
Corporate                            (15,954)              (18,704)
                          ------------------    ------------------

                          $        1,254,331    $        1,189,864
                          ==================    ==================

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

Overview

      We offer life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. We also provide administrative services to other insurers by servicing their senior market products. Our principal insurance products are Medicare Supplement/Select health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: Career Agency, Senior Market Brokerage, Special Markets and Administrative Services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

      Career Agency -- The Career Agency segment is comprised of the operations of Pennsylvania Life and PennCorp Canada, both of which we acquired in 1999. PennCorp Canada operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The Career Agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Canada.

      Senior Market Brokerage -- This segment includes the operations of general agency and insurance brokerage distribution systems that focus on the sale of insurance products to the senior market, including Medicare Supplement/Select, long term care, senior life insurance and annuities.

      Special Markets -- We have accumulated various books of business, primarily as a result of acquisitions, that are not part of our core business focus. We manage the run off of these books of business in our Special Markets segment. The products in this segment include traditional, interest-sensitive and group life insurance, individual major medical and other accident and health insurance.

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

Results of Operations - Consolidated Overview

         For the purposes of assessing each segment's contribution to net income, we evaluate the results of these segments on a pre-tax, and before realized gain (loss) basis. The following table reflects each segment's contribution to net income and a reconciliation to net income for these items:

                                           For the quarters ended    For the nine months ended
                                                September 30,              September 30,
                                             2001          2000          2001          2000
                                          ----------    ----------    ----------    ----------
                                                            (in thousands)
Career Agency                             $    6,784    $    7,268    $   21,503    $   21,931
Senior Market Brokerage                        2,366         1,302         5,245         3,197
Special Markets                                1,779         1,200         4,273         4,530
Administrative Services                        1,656           938         4,777         2,739
                                          ----------    ----------    ----------    ----------
  Segment operating income                    12,585        10,708        35,798        32,397

Corporate                                     (2,059)       (2,437)       (6,738)       (6,625)
                                          ----------    ----------    ----------    ----------

Operating income before realized gains
  and Federal income taxes                    10,526         8,271        29,060        25,772

Federal income taxes on operating items       (3,729)       (2,855)      (10,358)       (9,166)
                                          ----------    ----------    ----------    ----------

  Net operating Income                         6,797         5,416        18,702        16,606
  Realized gains (losses) net of tax             125            (3)        1,330            94
                                          ----------    ----------    ----------    ----------

Net Income                                $    6,922    $    5,413    $   20,032    $   16,700
                                          ==========    ==========    ==========    ==========

Per share data (Diluted)
  Net operating income                    $     0.13    $     0.12    $     0.38    $     0.35
  Realized gains (losses) net of tax              --            --          0.03            --
                                          ----------    ----------    ----------    ----------

Net income                                $     0.13    $     0.12    $     0.41    $     0.35
                                          ==========    ==========    ==========    ==========

Quarters Ended September 30, 2001 and 2000

      Consolidated net income after Federal income taxes increased by $1.5 million to $6.9 million ($0.13 per share diluted) in the third quarter of 2001, compared to $5.4 million ($0.12 per share diluted) in 2000. Operating income before realized gains and Federal income taxes increased by $2.3 million to $10.5 million in 2001 compared to $8.3 million in 2000.

      Operating income from the Career Agency segment decreased by $0.5 million or 7%, compared to the third quarter of 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. operations, offset by a reduction in general expenses.

      Operating results for the Senior Market Brokerage segment improved by 82% or $1.1 million, compared to the third quarter of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare supplement/select and long term care lines.

      Operating results for the Special Markets segment improved by $0.6 million, or 48%, compared to the third quarter of 2000. The improvement is the result of more favorable overall loss ratios in the major medical line of business in the third quarter of 2001.

      Operating income for the Administrative Services segment improved by $0.7 million or 77%, compared to the third quarter of 2000. This improvement is primarily as a result of the increase in Medicare premiums being serviced by our administrative services company and the reduction in the amortization of the present value of future profits relating to the acquisition of AIAG.

      The operating loss from the Corporate segment decreased by $0.4 million, or 4%, compared to the third quarter of 2000, primarily due to a decrease in the interest cost relating to our outstanding debt.

      The effective tax rate for the third quarter of 2001 was 35.4% compared to 34.5% in 2000.

Nine Months Ended September 30, 2001 and 2000

      Consolidated net income after Federal income taxes increased by $3.3 million to $20.0 million ($0.41 per share diluted) in the first nine months of 2001, compared to $16.7 million ($0.35 per share diluted) in 2000. Operating income before realized gains and Federal income taxes increased by $3.3 million to $29.1 million in 2001 compared to $25.8 million in 2000.

      Operating income from the Career Agency segment was flat relative to the first nine months of 2000.

      The Senior Market Brokerage segment improved its operating results by 64%, or $2.0 million, compared to the first nine months of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare Supplement and long term care lines.

      Operating results for the Special Markets segment declined by $0.3 million or 26% compared to the first nine months of 2000. This is due primarily to a reduction in the overall business of the segment, resulting primarily from our decision to cancel the major medical business.

      Operating income for the Administrative Services segment improved by $2.0 million or 77%, compared to the first nine months of 2000. This improvement is primarily as a result of the increase in Medicare premiums being serviced by our administrative services company.

      The operating loss from the Corporate segment was relatively flat compared to the first nine months of 2000.

      Realized gains for 2001 were generated during the first quarter of 2001 as a result of efforts to utilize tax capital loss carry forwards, and to limit exposure to foreign exchange risk. In addition, these capital gains had a positive impact on the statutory capital and surplus of Pennsylvania Life.

      The effective tax rate for the first nine months of both 2001 and 2000 was 35.6%.

Segment Results - Career Agency

                                                For the quarters ended     For the nine months ended
                                                      September 30,              September 30,
                                                   2001          2000          2001          2000
                                                ----------    ----------    ----------    ----------
                                                                   (in thousands)
Net premiums and policyholder fees:
  Life and annuity                              $    3,254    $    5,200    $   10,394    $   12,976
  Accident and health                               27,274        28,462        84,564        86,869
                                                ----------    ----------    ----------    ----------
  Net premiums                                      30,528        33,662        94,958        99,845
Net investment income                                8,645         7,740        24,533        23,631
Other income                                           151           144         1,048           417
                                                ----------    ----------    ----------    ----------
  Total revenue                                     39,324        41,546       120,539       123,893
                                                ----------    ----------    ----------    ----------

Policyholder benefits                               20,494        21,471        63,352        63,060
Interest credited to policyholders                     413           427         1,369         1,224
Change in deferred acquisition costs                (3,122)       (3,566)       (9,241)       (9,789)
Amortization of present value of future
  profits and goodwill                                  --             7             7            21
Commissions and general expenses, net of
  allowances                                        14,755        15,939        43,549        47,446
                                                ----------    ----------    ----------    ----------
  Total benefits, claims and other deductions       32,540        34,278        99,036       101,962
                                                ----------    ----------    ----------    ----------

  Segment operating income                      $    6,784    $    7,268    $   21,503    $   21,931
                                                ==========    ==========    ==========    ==========

Quarters ended September 30, 2001 and 2000

      Operating income from the Career Agency segment decreased by $0.5 million or 7%, compared to the third quarter of 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. operations, offset by a reduction in general expenses.

      Revenues. Net premiums for the quarter fell by approximately 9% for the segment compared to the third quarter of 2000. In the US, the decrease is due to a change in the mix of business, which includes a greater amount of long term care which is reinsured at 50% and a greater amount of annuities which are not reported as premium for GAAP purposes. The decrease in Canadian premium is due to the run-off of the older block of Canadian business. Canadian operations accounted for approximately 37% of the net premiums for the second quarter of 2001 and 36% of the net premiums for the second quarter of 2000. On a direct basis including annuities production for this segment is growing slower than projected but still increased by approximately 7% over the prior year.

      Net investment income increased by approximately $0.9 million, or 12%, compared to the third quarter of 2000. The increase is due to an increase in the segment's invested assets due to primarily to earnings of the segment.

      Other income was consistent with the third quarter of 2000.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, decreased by approximately 5% compared to the third quarter of 2000. The decrease was due primarily to the decrease in premiums noted above, however, overall loss ratios for the segment increased from 64% in the third quarter of 2000 to 67% in the third quarter of 2001. U.S. operations experienced an increase in the loss ratios for the health lines of business, while the loss ratios for the Canadian business were consistent with the third quarter of 2000.

      The increase in deferred acquisition costs was approximately $0.4 million less in the third quarter of 2001, compared to the increase in the third quarter of 2000. This reflects a decrease in the underwriting and issue costs and a higher level of amortization as the post acquisition block of business increases.

      Commissions and other operating expenses decreased by approximately $1.2 million, or 7%, in the third quarter of 2001 compared to 2000. The decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

Nine Months ended September 30, 2001 and 2000

      Operating income from the Career Agency segment decreased by $0.4 million or 2%, compared to the first nine months of 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. operations, offset by a reduction in general expenses.

      Revenues. Net premiums for the first nine months of 2001 fell by approximately 5% compared to the first nine months of 2000. In the U.S., the decrease is due to a change in the mix of business, which includes a greater amount of long term care which is reinsured at 50% and a greater amount of annuities which are not reported as premium for GAAP purposes. The decrease in Canadian premium is due to the run-off of the older block of Canadian business. Canadian operations accounted for approximately 37% of the net premiums for the first nine months of 2001 and 36% of the net premiums for the first nine months of 2000.

      Net investment income increased by 4% compared to the first nine months of 2000. The increase is due to an increase in the segment's invested assets due to primarily to earnings of the segment.

      Other income increased by approximately $0.6 million compared to the first nine months of 2000. This increase is due primarily to fees associated with the sale by Career Agents of a recently introduced product designed to provide access to nursing home and home healthcare services. This increase in other income is largely offset by an increase in commissions related to this non-insurance product.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, were relatively flat compared to the first nine months of 2000. This was due to higher overall loss ratios for the segment for first nine months of 2001 compared to 2000 on lower premium, as noted above.

      The increase in deferred acquisition costs was approximately $0.5 million less in the first nine months of 2001, compared to the increase in 2000. This reflects a decrease in the underwriting and issue costs and a higher level of amortization as the post acquisition block of business increases.

      Commissions and other operating expenses decreased by approximately $3.9 million or 8% in the first nine months of 2001 compared to 2000. The decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

Segment Results - Senior Market

                                                   For the quarters ended     For the nine months ended
                                                       September 30,               September 30,
                                                     2001          2000          2001          2000
                                                  ----------    ----------    ----------    ----------
                                                                      (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                $    1,442    $      902    $    4,012    $    2,487
  Accident and health                                 18,767        12,277        52,675        35,505
                                                  ----------    ----------    ----------    ----------
  Net premiums                                        20,209        13,179        56,687        37,992
Net investment income                                  2,918         2,785         8,718         8,442
Other income                                               5           (31)           (1)           --
                                                  ----------    ----------    ----------    ----------
  Total revenue                                       23,132        15,933        65,404        46,434
                                                  ----------    ----------    ----------    ----------

Policyholder benefits                                 15,347        10,599        45,185        30,088
Interest credited to policyholders                     1,274         1,148         3,408         3,705
Change in deferred acquisition costs                  (1,862)       (1,526)       (4,520)       (3,241)
Amortization of present value of future profits
  and goodwill                                            51            50           151           150
Commissions and general expenses, net of
  Allowances                                           5,956         4,360        15,935        12,535
                                                  ----------    ----------    ----------    ----------
  Total benefits, claims and other deductions         20,766        14,631        60,159        43,237
                                                  ----------    ----------    ----------    ----------

  Segment operating income                        $    2,366    $    1,302    $    5,245    $    3,197
                                                  ==========    ==========    ==========    ==========

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

                                   For the three months ended September 30,
                                ---------------------------------------------
                                        2001                     2000
                                --------------------     --------------------
                                                (in thousands)

                                 Gross         Net        Gross        Net
                                Premiums    Retained     Premiums    Retained
                                --------    --------     --------    --------
Medicare Supplement acquired   $   36,886          6%   $   34,919          6%
Medicare Supplement/Select
  Written                          42,115         31%       21,985         34%
Other supplemental health           5,562         62%        4,825         58%
Senior life insurance               2,002         72%        1,753         52%
                               ----------               ----------

Total gross premiums           $   86,565         23%   $   63,482         21%
                               ==========               ==========

                                   For the nine months ended September 30,
                                ---------------------------------------------
                                        2001                     2000
                                --------------------     --------------------
                                                (in thousands)

                                 Gross         Net        Gross        Net
                                Premiums    Retained     Premiums    Retained
                                --------    --------     --------    --------
Medicare Supplement acquired   $  112,808          6%   $  107,870          6%
Medicare Supplement/Select
  Written                         115,317         31%       57,421         32%
Other supplemental health          16,965         61%       15,474         66%
Senior life insurance               5,837         69%        4,683         53%
                               ----------               ----------

Total gross premiums           $  250,927         23%   $  185,448         20%
                               ==========               ==========

Quarters ended September 30, 2001 and 2000

      Operating results for the Senior Market Brokerage segment improved by 82% or $1.1 million, compared to the third quarter of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare Supplement/Select and long term care lines combined with improvement in overall loss ratios for the segment.

      Revenues. Gross premium written increased $23.1 million, or 36% over 2000. This increase consists of an increase of $20.1 million, or 92%, on Medicare Supplement/Select business written by the Insurance Subsidiaries, an increase of $2.0 million on Medicare Supplement premium acquired through acquisition, $0.7 million on other senior supplemental health premium and an increase of $0.2 million or 14% in senior life insurance premium.

      This increase in gross premium written for the Senior Market portfolio products by the Insurance Subsidiaries was the result of continued strong sales in the prior year together with continued increase in new sales in the current year, primarily for Medicare Supplement/Select policies. New production of our Senior Market products amounted to $21.6 million in the current quarter compared to $17.5 million in the same period of the prior year.

      Medicare Supplement/Select written premium grew as a result of the increase in number of general agents under contract, expansion of sales into more states in the northeast and by the dis-enrollment of policyholders from various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company in 2000 and 2001, offset by expected lapses.

      The increase in Medicare Supplement acquired gross premium is due to new sales by Constitution, which prior to September 2001 was 100% ceded and the effect of rate increases, offset by expected lapses. Our retention on the new business issued by Constitution subsequent to September 2001 will be 50%.

      Net premiums for the second quarter of 2001 increased by approximately $7.0 million, or 53%, compared to 2000. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 21% in 2000 to 23% in 2001 due to the increase in Medicare Supplement/Select premiums written, which we retain 30% on average.

      Net investment income increased by $0.1 million compared to the third quarter of 2000. This is due to an increasing asset base.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $4.7 million, or 45%, compared to the second quarter of 2000 due to primarily to higher annualized premium in force. This increase relates primarily to the increase in the Medicare supplement business in this segment.

      Interest credited to policyholders was consistent with the third quarter of 2000.

      The increase in deferred acquisition costs was approximately $0.3 million more in the third quarter of 2001, compared to the increase in the second quarter of 2000. The increase in deferred acquisition costs relates to the increase in premiums issued during 2001 compared to 2000.

      Commissions and other operating expenses increased by approximately $1.6 million or 36% in the second quarter of 2001 compared to 2000. The following table details the components of commission and other operating expenses:

                                                          2001          2000
                                                        --------      --------
                                                            (in thousands)
Commissions                                             $ 15,148      $ 10,837
Other operating costs                                     10,529         8,136
Reinsurance allowances                                   (19,721)      (14,613)
                                                        --------      --------

Commissions and general expenses, net of allowances     $  5,956      $  4,360
                                                        ========      ========

      The ratio of commissions to gross premiums increased to 17.5% during the third quarter of 2001, from 17.1% in 2000. Other operating costs as a percentage of gross premiums decreased to 12.1% during the third quarter of 2001 from 12.8% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded increased slightly to 29.7% during the third quarter of 2001 compared to 29.0% in 2000.

Nine Months ended September 30, 2001 and 2000

      The Senior Market Brokerage segment improved its operating results by more than 64% or $2.0 million compared to the first nine months of 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare Supplement/Select and long term care lines.

      Revenues. Gross premium written increased $65.5 million, or 35% over 2000. This increase consists of an increase of $57.9 million, or 101%, on Medicare Supplement/Select business written by the Insurance Subsidiaries, an increase of $5.0 million on Medicare Supplement premium acquired through acquisition, an increase of $1.5 million in other senior supplemental health premium and an increase of $1.2 million in senior life insurance premium.

      This increase in gross premium written for the Senior Market portfolio products by the Insurance Subsidiaries was the result of strong sales in the prior year together with continued increase in new sales in the current year. New production of our Senior Market products amounted to $78.0 million for the first nine months of 2001 compared to $57.7 million in the same period of the prior year.

      Medicare Supplement/Select written premium grew as a result of the increase in number of general agents under contract, expansion into more states in the northeast and by the dis-enrollment of policyholders from various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company in 2000 and 2001, offset by expected lapses.

      The increase in Medicare Supplement acquired gross premium is due to new sales by Constitution, which are 100% ceded and the effect of rate increases, offset by expected lapses.

      The increase of $1.2 million in other supplemental senior health gross premiums is the result of new sales of long term care products, offset by the run off of premium associated the acquired block of long term care products.

      Net premiums for the first nine months of 2001 increased by approximately $18.7 million, or 49%, compared to 2000. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 20% in 2000 to 23% in 2001 due to the increase in Medicare Supplement/Select premiums written, which we retain 30% on average.

      Net investment income increased by $0.3 million compared to the first nine months of 2000. This is due to an increasing asset base.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $15.1 million, or 50%, compared to the first nine months of 2000 due to higher annualized premium in force. Of this increase, $12.6 million relates to Medicare Supplement, $0.9 million relates to long term care and $1.6 million relates to senior life.

      Interest credited to policyholders decreased by approximately $0.3 million, as a result of the decrease in the effective interest rate credited to the policies in 2001 compared to 2000 and the expected lapses of the policies in force.

      The increase in deferred acquisition costs was approximately $1.3 million more in the first nine months of 2001, compared to the increase in the first nine months of 2000. The increase in deferred acquisition costs relates to the increase in premiums issued during 2001 compared to 2000.

      Commissions and other operating expenses increased by approximately $3.4 million or 27% in the first nine months of 2001 compared to 2000. The following table details the components of commission and other operating expenses:

                                                          2001          2000
                                                        --------      --------
                                                            (in thousands)
Commissions                                             $ 44,028      $ 31,073
Other operating costs                                     29,827        24,298
Reinsurance allowances                                   (57,920)      (42,836)
                                                        --------      --------

Commissions and general expenses, net of allowances     $ 15,935      $ 12,535
                                                        ========      ========

      The ratio of commissions to gross premiums increased to 17.5% during the first nine months of 2001, from 16.8% in 2000. Other operating costs as a percentage of gross premiums decreased to 11.9% during the first nine months of 2001 from 13.1% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded increased to 29.8% during the first quarter of 2001 compared to 29.1% in 2000.


Segment Results - Special Markets

                                                   For the quarters ended   For the nine months ended
                                                         September 30,            September 30,
                                                      2001         2000         2001         2000
                                                    --------     --------     --------     --------
                                                                    (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                  $  2,683     $  2,430     $  8,609     $  8,476
  Accident and health                                  2,986        6,358       11,618       19,937
                                                    --------     --------     --------     --------
  Net premiums                                         5,669        8,788       20,227       28,413
Net investment income                                  3,198        3,677       10,326       11,274
Other income                                              30           60          106          259
                                                    --------     --------     --------     --------
  Total revenue                                        8,897       12,525       30,659       39,946
                                                    --------     --------     --------     --------

Policyholder benefits                                  4,125        7,881       15,858       23,170
Interest credited to policyholders                       919          930        2,818        2,667
Change in deferred acquisition costs                      68          106          483           17
Amortization of present value of future profits
  and goodwill                                            73           72          192          143
Commissions and general expenses, net of
  allowances                                           1,933        2,336        7,035        9,419
                                                    --------     --------     --------     --------
  Total benefits, claims and other deductions          7,118       11,325       26,386       35,416
                                                    --------     --------     --------     --------

  Segment operating income                          $  1,779     $  1,200     $  4,273     $  4,530
                                                    ========     ========     ========     ========

Quarters ended September 30, 2001 and 2000

      Operating results for the Special Markets segment improved by $0.6 million, or 48%, compared to the third quarter of 2000. The improvement is the result of more favorable overall loss ratios in the major medical line of business in the third quarter of 2001.

      Revenues. Net premiums decreased by $3.1 million or 36% during the third quarter of 2001 compared to 2000. Major medical premiums decreased by approximately $3.3 million compared to the third quarter of 2000. This decrease is the result of our decision in the fourth quarter of 2000 to exit the major medical line of business. As of September 30, 2001, there was $8.0 million of annualized major medical premium in force compared to $31.4 million at December 31, 2000. Life premiums increased slightly during the third quarter of 2001 compared to 2000.

      Net investment income decreased by $0.5 million during the third quarter of 2001, compared to 2000, due primarily to a decreasing asset base.

      Benefits, Claims and Other Deductions. Policyholder benefits decreased by $3.8 million in the third quarter of 2001 compared to 2000. This decrease is due to a decline in the premiums for the segment, as discussed above, as well as improvement in the loss ratios for the major medical line of business.

      Interest credited to policyholders was consistent with the third quarter of 2000, reflecting the persistency of the life business in this segment.

      The net amortization of deferred acquisition costs of $0.1 million in the third quarter of 2001 is consistent with the third quarter of 2000 and reflects the relatively low amount of deferred acquisition costs remaining in this segment.

      Commissions and general expenses, net of allowances decreased by $0.4 million, or 17%, during the third quarter of 2001, compared to 2000. This reflects the lower costs associated with the reduction in premium.

Nine Months ended September 30, 2001 and 2000

      Operating results for the Special Markets segment declined by $0.3 million or 6% compared to the first nine months of 2000.

      Revenues. Net premiums decreased by $8.2 million, or 29% during the first nine months of 2001 compared to 2000. Major medical premiums decreased by approximately $8.2 million compared to the first nine months of 2000, directly related to our decision in the fourth quarter of 2000 to exit the major medical line of business. Life premiums decreased by $0.1 million.

      Net investment income decreased by $0.9 million during the first nine months of 2001, compared to 2000, due primarily to a decreasing asset base.

      Benefits, Claims and Other Deductions. Policyholder benefits decreased by $7.3 million in the first nine months of 2001, compared to 2000. This decrease is due to the combination of the decline in premium for the segment, as discussed above, and a slight decrease in the overall loss ratios for the segment for the first nine months of 2001.

      Interest credited to policyholders was consistent with the first nine months of 2000.

      The net amortization of deferred acquisition costs of $0.5 million in the first nine months of 2001, compared to a slight decrease in deferred acquisition costs in 2000, reflects the lower levels of production as these lines of business run off.

      Commissions and general expenses, net of allowances decreased by $2.4 million, or 26%, during the first nine months of 2001, compared to 2000. This reflects the lower costs associated with the reduction in premium.

Segment Results - Administrative Services

                                                   For the quarters ended   For the nine months ended
                                                        September 30,             September 30,
                                                      2001         2000         2001         2000
                                                    --------     --------     --------     --------
                                                                    (in thousands)
Net investment income                               $     46     $     27     $    171     $     50
Other income                                           8,215        6,236       24,088       16,905
                                                    --------     --------     --------     --------
  Total revenue                                        8,261        6,263       24,259       16,955
                                                    --------     --------     --------     --------
                                                                                             16,955
Amortization of present value of future profits
  and goodwill                                           566          790        1,700        2,286
Commissions and general expenses                       6,039        4,535       17,782       11,930
                                                    --------     --------     --------     --------
  Total benefits, claims and other deductions          6,605        5,325       19,482       14,216
                                                    --------     --------     --------     --------

  Segment operating income                             1,656          938        4,777        2,739

Amortization of present value of future profits
  and goodwill                                           566          790        1,700        2,286

Depreciation                                             199          132          578          289
                                                    --------     --------     --------     --------

Earnings before interest, taxes, depreciation
  and amortization                                  $  2,421     $  1,860     $  7,055     $  5,314
                                                    ========     ========     ========     ========

Quarters ended September 30, 2001 and 2000

      Operating income for the Administrative Services segment improved by $0.7 million or 76% over the third quarter of 2000, primarily as the result of the increase in Medicare Supplement premiums being serviced by our administrative services company and the reduction in the amortization of the present value of future profits ("PVFP") relating to the acquisition of AIAG. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.6 million or 30% to $2.4 million, compared to the third quarter of 2000.

      Administrative Services revenue increased by $2.0 million, or 32%, as compared to the third quarter of 2000. Fees from CHCS, acquired in August 2000, increased by $0.4 million in the third quarter of 2001, while fees earned on affiliated Medicare Supplement policies serviced by our Pensacola operation increased $1.3 million for the same period. In 2001, approximately 50% of the $8.2 million of fees earned were from non-affiliated companies compared to 53% of the $6.2 million in 2000.

      Operating expenses for the segment increased by $1.5 million, or 33%. Approximately $0.8 million relates to an increase at CHCS due in part to the timing of its acquisition and an increase in the long term care business administered. The remaining increase of $0.7 million relates primarily to the costs associated with the increase in Medicare Supplement business administered in our Pensacola operation.

      The amortization of PVFP and goodwill relates primarily to the acquisition of AIAG. Approximately $7.7 million of PVFP was established when AIAG was acquired. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years; accordingly, the amortization is heavily weighted to those periods. During the third quarter of 2001, approximately $0.5 million was amortized compared to $0.8 million in 2000. As of September 30, 2001, $3.3 million or 43%, of the original amount remains unamortized. It is anticipated that only 17% of the original balance will remain at December 31, 2002. The remaining amortization relates to the goodwill established in connection with the acquisition of CHCS.

Nine Months ended September 30, 2001 and 2000

      Operating income for the Administrative Services segment for the first nine months of 2001 increased by $2.0 million or 74% compared to the first nine months of 2000. EBITDA for this segment increased $1.7 million or 33% to $7.1 million in the first nine months of 2001.

      Administrative Services revenue increased by $7.2 million, or 43%, in the first nine months of 2001 as compared to 2000. Fees from CHCS, acquired in August 2000, increased by $4.0 compared to the first nine months of 2000. This increase is due primarily to the timing of the acquisition of CHCS, only two months of operations was reflected in 2000 results. Fees earned on affiliated policies serviced by our Pensacola operation increased $3.4 million compared to the first nine months of 2000, due to an increase in the Medicare Supplement business administered.

      Operating expenses for the segment increased by $5.9 million or 49%, compared to the first nine months of 2000. Approximately $3.9 million of the increase relates to the acquisition of CHCS. The remaining increase of $2.0 million relates primarily to the costs associated with the increase in Medicare Supplement business administered in our Pensacola operation.

      The reduction of $0.6 million in the amortization of present value of future profits ("PVFP") and goodwill relates primarily to a decrease in the amounts related to the acquisition of AIAG.

Segment Results - Corporate

The following table presents the primary components comprising the segment's operating loss:

                                                      For the quarters ended    For the nine months ended
                                                          September 30,               September 30,
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
                                                                         (in thousands)
Interest cost on outstanding debt                     $  1,203      $  1,861      $  4,216      $  5,262
Insurance settlement                                        --            --            --          (350)
Amortization of capitalized loan origination fees          132           132           397           397
Stock-based compensation expense                           160           192           594           570
Other parent company expenses                              630           440         1,636         1,171
Other (revenue) expenses, net                              (66)         (188)          (81)         (449)
                                                      --------      --------      --------      --------

  Segment operating loss                              $  2,059      $  2,437      $  6,738      $  6,625
                                                      ========      ========      ========      ========

Quarters ended September 30, 2001 and 2000

      The net loss from the Corporate segment decreased by approximately 16%, or $0.4 million compared to the third quarter of 2000, due primarily to a decrease in interest cost. The decrease in the interest cost is due to a combination of a reduction in the interest rate and lower average outstanding balance as a result of principal repayments, compared to 2000. (See "Liquidity and Capital Resources" for additional information regarding our credit facility). This is offset by an increase in parent company expenses as a result of the growth of the company.

      The results by segment discussed above do not reflect the elimination of intersegment revenues. However, the consolidated results include the elimination of the revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $6.5 million and $5.2 million, respectively for 2001 and 2000 and the elimination of interest income and expense on bonds issued by the Corporate segment to an affiliate of $0.1 million and $0.1 million, respectively for 2001 and 2000.

Nine Months Ended September 30, 2001 and 2000

      The net loss from the Corporate segment increased by approximately 2% compared to the first nine months of 2000. Excluding the $0.4 million insurance settlement received in 2000, the net loss for the Corporate segment decreased by 3.3%. The decrease is due to lower interest costs, as noted above, offset by an increase in parent company expense.

      The results by segment discussed above do not reflect the elimination of intersegment revenues. However, the consolidated results include the elimination of the revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $18.8 million and $14.4 million, respectively for 2001 and 2000 and the elimination of interest income and expense on bonds issued by the Corporate segment to an affiliate of $0.4 million and $0.5 million, respectively for 2001 and 2000.

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

      On July 12, 2001, we entered into an Underwriting Agreement with Banc of America Securities LLC and Raymond James & Associates, Inc., as representatives of the underwriters named therein, and certain shareholders of the Company, with respect to the sale of up to 7,950,000 shares of our common stock (which included 750,000 shares of common stock subject to an over-allotment option granted to the Underwriters by the Company and some of the selling shareholders). As a result, on July 12, 2001, we issued 5 million shares of common stock at a price of $5.00 per share, generating proceeds to us of $25 million. Expenses for this transaction, including the underwriters' discounts and commissions, amounted to $2.4 million, resulting in net proceeds to us of $22.6 million. The proceeds from this offering were used to enhance the capital and surplus of certain of our insurance subsidiaries ($9.3 million), reduce intercompany obligations ($5.5 million) and the balance to hold at the Parent company for general corporate purposes. In connection with this offering, certain shareholders of the company, none of whom were management, sold 2.2 million shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

      On August 13, 2001, the over-allotment option was exercised and, as a result, the Company issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

      The total offering, including the over-allotment raised $26.0 million, net of total expenses of $2.6 million.

      Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The term loan calls for interest at LIBOR for one, two, three or six months plus 350 basis points with principal repayment over a seven-year period and a final maturity date of July 31, 2006. As of November 1, 2001, $58.5 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. The current interest rate is 5.8% on our term loan and on our amount outstanding under the revolving loan. For the period January 1, through October 31, 2001, we paid $4.4 million in interest and repaid $8.2 million in principal on the term loan and we paid $0.2 million in interest on the revolving loan.

      In connection with an agreement entered into 1996 under which American Pioneer became a direct subsidiary of our holding company, rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. The debentures pay interest quarterly at 8.50% and are due between September 2002 and May 2003. During 2001, our parent holding company paid $0.5 million in interest on these debentures to American Progressive, which was eliminated in consolidation. From the proceeds of the stock offering discussed above, our parent holding company repaid $5.5 million in principal on the debentures, which leaves $2.4 million currently outstanding.

      Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of September 30, 2001, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary totaled $70 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among American Exchange and the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2001, American Exchange paid $4.6 million in interest to our parent holding company, which was eliminated in consolidation. No principal payments were made during 2001 to date.

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

Insurance Subsidiaries

      Our insurance company subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of September 30, 2001, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance company subsidiaries' operations. As of September 30, 2001 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $104.8 million.

      From the proceeds of the stock offering discussed above, our parent holding company made capital contributions of $5.0 million to American Pioneer and $4.3 million to Pennsylvania Life.

      The National Association of Insurance Commissioners has developed and state insurance regulators have adopted risk-based capital requirements on life insurance enterprises. As of September 30, 2001 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

      PennCorp Canada and Pennsylvania Life's Canadian branch are subject to Canadian capital requirements and report results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $55.9 million as of September 30, 2001. PennCorp Canada maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a test of adequacy of assets in Canada and margin ratio in excess of the minimum requirement as of September 30, 2001.

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

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2001, we held reserves that exceeded the underlying cash surrender values of our in force life insurance and annuities by $16.9 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

      As of September 30, 2001, our insurance company subsidiaries held cash and cash equivalents totaling $25.6 million, as well as fixed maturity and equity securities that could readily be converted to cash with carrying values (and fair values) of $802.6 million. The fair values of these holdings totaled more than $811.1 million as of September 30, 2001.

Investments

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the respective boards of directors. Conning Asset Management manages substantially all of our fixed maturity portfolio in the U.S. and Elliot and Page manages the Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage and bond obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investors Service), "BBB-" (Standard & Poor's Corporation) or higher. As of September 30, 2001, 98.7% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below, together 1.3% of total fixed maturities as of September 30, 2001. Fixed maturities with a carrying value of $0.3 million were non-income producing for the year ended September 30, 2001. During 2001 to date we wrote down the value of certain fixed maturity securities by $2.5 million (0.3% of investments), which represents management's estimate of other than temporary declines in value and were included in net realized gains on investments in the our consolidated statement of operations.

Effects Of Accounting Pronouncements

      In the second quarter, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF No. 99-20 changes the method of assessing other than temporary impairments for certain mortgage and asset-backed securities classified as available for sale. The guidance requires the recognition of impairment when a change in the amount or timing of estimated cash flows results in a decline in fair value below the amortized cost basis, unless the decrease is solely a result of changes in estimated market interest rates. The new guidance also revises the method of recognizing interest income for the investments within its scope, requiring a prospective approach to account for changes in estimated future cash flows. The adoption of the new Statement did not have a material effect on earnings or the financial position of the Company.

      In June, 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2001, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $45.9 million and a 200 basis point increase would result in a $90.9 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $52.1 million and a 200 basis point decrease would result in a $105.4 million increase.

Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the nine months ended September 30, 2001, approximately 13% of our assets, 19% of our revenues and 37% of our operating income before taxes were derived from our Canadian operations. As of and for the nine months ended September 30, 2000, approximately 14% of our assets, 20% of our revenues and 36% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      As of September 30, 2001, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $1.0 million and a decrease in shareholders equity of approximately $5.6 million. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

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

Date: November 14, 2001