Form 10-K
period 2001-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2002-03-29
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                            COMMISSION FILE #0-11321

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


        NEW YORK                                              11-2580136
   ------------------                               --------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

Six International Drive, Suite 190, Rye Brook, NY              10573
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (914) 934-5200

Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of Each Exchange
            Title of Class                      on which Registered
            --------------                      -------------------
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
                        Yes       X                   No
                           ---------------              -------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $134,000,000.

      The number of shares outstanding of the Registrant's Common Stock as of March 1, 2002 was 52,925,027.


                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)   Proxy Statement for the 2002 Annual Meeting incorporated by reference into
      Part III.

(2) Exhibits listed in Part IV, Item 14 (a) incorporated by reference to Proxy Statement dated July 12, 1999, Forms 8-K dated August 13, 1999 and March 16, 2001, Form 8-K/A dated March 16, 2001.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

      We are the holding company for a group of life insurance companies that sell life and supplemental health insurance products designed for the senior market and the self-employed market, and administrative services companies that specialize in providing outsourcing capabilities for senior market insurance and non-insurance programs. We have been able to achieve rapid, and profitable, growth as a result of our focus on our core markets, enhanced by several acquisitions that have been additive financially and strategically. During the three years ended December 31, 2001, our net income has increased from $9.6 million to $28.9 million, our gross premium has increased from $252.6 million to $513.6 million, our total assets have grown from $272.6 million to $1.3 billion and our stockholder's equity has grown from$28.3 million to $230.8 million.

SENIOR MARKET OPPORTUNITY

      We believe that attractive growth opportunities exist in serving the senior market. The population of persons over age 65 in the United States is projected to grow from the current level of approximately 35 million to approximately 70 million by 2030, according to the U.S. Census Bureau. The shift in population toward individuals over age 65 presents significant opportunities for us to sell our insurance products, especially supplemental health insurance. Further, as health and medical technologies increase life expectancy, we believe that seniors and their adult children will increasingly focus on elder care needs and the services required, including insurance, to address those needs.

OUR OPERATING SEGMENTS

      We manage our business through the following operating segments:

      SENIOR MARKET BROKERAGE

      Our senior market brokerage segment focuses on selling insurance products designed for the senior market, including Medicare supplement, Medicare select, long term care, senior life insurance and annuities through independent marketing organizations and general agencies. This segment's operations are conducted primarily by the following subsidiaries:

      -     American Pioneer Life Insurance Company
      -     American Progressive Life & Health Insurance Company of New York
      -     Constitution Life Insurance Company

      CAREER AGENCY

      Our career agency segment traditionally concentrated on selling fixed benefit accident and sickness disability insurance and individual life insurance products to the middle-income self-employed market. This segment has recently expanded its focus to include senior market products as well. The producers in our career agency segment are contracted to sell products only with our companies; however, they may sell products of other companies through programs sponsored by us. This segment's operations are conducted by the following subsidiaries:

      -     Pennsylvania Life Insurance Company
      -     PennCorp Life Insurance Company (Canada)

      ADMINISTRATIVE SERVICES

      Our administrative companies, primarily CHCS Services, Inc., provide outsourcing services that support insurance and non-insurance products, primarily for the senior market. CHCS Services, Inc. has emerged as a leading, full-service administrator of senior insurance products and an innovator in geriatric care management. We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. Currently, we provide services to more than 45 insurers and generated fee income of $32.8 million in 2001 from both unaffiliated ($16.9 million) and affiliated companies ($15.9 million).

      SPECIAL MARKETS

      We maintain a special markets segment to manage blocks of business that are no longer within our core focus. The products in this segment include traditional, interest-sensitive and group life insurance, individual major medical and other accident and health insurance. In the fourth quarter of 2000, we decided to exit our individual major medical business to the extent permitted by the policy form. Approximately $3.3 million of annualized major medical premium in force is not cancelable by us and will continue to be managed in our special markets segment.

      CORPORATE

      The results of operations of our corporate segment include the expenses of our holding company, including the costs associated with being a public company, and the interest payable on our debt.

OUR BUSINESS STRATEGY

      The principal components of our business strategy are to:

      - Develop and market competitive and innovative insurance products, with an emphasis on the senior market;

      - Expand our brokerage and career distribution channels through additional recruiting and geographic expansion;

      - Build our fee-based administrative business in order to complement our risk-based insurance business;

      - Sharpen our focus on core business by exiting lines of business that do not fit within our strategy or core competencies;

      - Employ conservative risk management techniques, including maintaining a high quality investment portfolio, disciplined pricing and prudent use of reinsurance;

      - Pursue selective acquisitions that fit our strategic and financial criteria in order to supplement our internal growth;

      - Execute efficiently, especially in regard to integrating the operations of companies and blocks of business that we acquire.

RECENT ACQUISITIONS, DIVESTITURES AND CAPITAL MARKET ACTIVITY

      Equity Offering

      In the third quarter of 2001, we completed a secondary equity offering in which we sold 5.7 million shares of our common stock and raised $26.0 million, net of expenses. In addition, 2.2 million shares were sold by some of our shareholders as part of the offering. The primary reason for the offering was to enhance the capital of our insurance subsidiaries to support our growth and to improve our risk based capital ratios used by regulators and rating agencies to evaluate the adequacy of capital of insurance companies. Out of the proceeds of the offering, $9.3 million was contributed to the capital and surplus of our insurance subsidiaries, $5.5 million was used to reduce the intercompany debenture between our parent holding company and American Progressive and the balance was held for general corporate purposes.

      Acquisition of Administrative Service Companies

      In November 2001, we acquired assets from Living Strategies, Inc., a privately held company based in Bala Cynwyd, Pennsylvania, including certain contracts, trademarks and proprietary web-based technology. Living Strategies is a recognized provider of employer-sponsored elder care programs, providing assistance and support to those dealing with the aging of their parents and family members. As a result of the acquisition of the Living Strategies assets, we have enhanced our technology infrastructure and expanded the audience for our elder care management services.

      In August 2000, we acquired Capitated HealthCare Services, Inc. ("CHCS") a privately held administrator of long term care products located in Weston, Florida. At the time of the acquisition, CHCS performed outsourcing services for more than 30 insurance companies. This acquisition enhanced our expertise in the long term care business.

      In January 2000, we acquired American Insurance Administration Group, Inc., a privately-held third party administrator of senior health products located in Clearwater, Florida. At the time of the acquisition, American Insurance Administration Group administered $125 million of senior market premium. This acquisition strengthened our expertise and capacity to administer senior market products.

      1999 Acquisition

      In July 1999, we acquired six insurance companies, including the insurance subsidiaries that comprise our Career Agency segment, and other assets from PennCorp Financial Group. This acquisition enhanced our prospects for internal growth by increasing our scale, expanding our geographic reach and adding the career agency marketing channel to supplement our senior market brokerage marketing channel.

      In January 2000, we began to integrate the operations of the acquired companies from Raleigh, North Carolina into our existing locations in Toronto, Pensacola and Orlando. We completed this integration in February 2001.

      Cancellation of Major Medical Insurance

      In the fourth quarter of 2000, we decided to exit our individual major medical business to the extent permitted by the policy form. Out of the $31.3 million of cancelable premium that was in force on December 31, 2000, approximately $2.4 million of annualized major medical premium in force remained in force on December 31, 2001, and we anticipate the balance will be cancelled by the end of 2002. We will not be able to cancel approximately $3.3 million of major medical premium.

ADMINISTRATIVE SERVICES

      We have built our administrative services capabilities through internal development and acquisition. Through our wholly owned subsidiary, CHCS
Services, Inc., we provide outsourcing services that support insurance and non-insurance products, primarily for the senior market. Our administrative services operations are located in Pensacola, Clearwater and Weston, Florida. We are in the process of closing the Clearwater office and consolidating the operations to Pensacola and Weston.

      We perform a full range of administrative services for senior market insurance products, primarily Medicare supplement and long term care, for both affiliated and unaffiliated companies. The services include policy underwriting and issuance, policy billing and collecting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities.

      We are also increasingly performing similar services, particularly in the long term care area, for non-insurance products offered both by insurance and non-insurance companies. For example, we have begun to market our Nurse Navigator(TM) product, a non-insurance elder care service product that includes health related information and referrals and access to nationwide networks of geriatric care nurses and long term care providers available on a discounted basis.

      We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. The information technology includes imaging and workflow processes to ensure maximum efficiency in policy issue, policy administration and claims processing. Our propriety network of over 3,500 registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our propriety network of approximately 5,500 discount providers is an integral part of our geriatric care management services. We have established a customer contact center that provides around the clock access to our nurses on staff and can handle calls in 11 different languages.

      The following table shows the sources of our service fee revenue by type of product:

                                             2001           2000           1999
                                            -------        -------        -------
                                                        (in thousands)
Affiliated Revenue
      Medicare supplement                   $13,268        $ 8,467        $ 5,949
      Long term care                          1,607            981            572
      Nurse Navigator(TM)                       272             --             --
      Other health insurance                    358            930          1,031
      Life insurance                            388            135             50
                                            -------        -------        -------
      Total Affiliated Revenue               15,893         10,513          7,602
                                            -------        -------        -------

Unaffiliated Revenue
      Medicare supplement                     9,564          9,410             --
      Long term care                          5,577          2,725             16
      Other health insurance                    554            758          1,160
      Non-insurance assistance                1,242            724            512
                                            -------        -------        -------

      Total Unaffiliated Revenue             16,937         13,617          1,688
                                            -------        -------        -------

Total Administrative Service Revenue        $32,830        $24,130        $ 9,290
                                            =======        =======        =======

      Included in unaffiliated revenue are fees received from a reinsurer of 100% of certain business of one of our insurance subsidiaries, which amounted to $7.8 million and $7.6 million in 2001 and 2000. These fees, together with the affiliated revenue, were eliminated in consolidation.

INSURANCE MARKETING AND DISTRIBUTION

      Prior to 1999, we had marketed our products only through a traditional general brokerage agency system. As a result of the acquisition of Pennsylvania Life Insurance Company and PennCorp Life Insurance Company (Canada) in 1999, we now distribute products through a career agency channel as well. The following table shows our new sales (issued annualized premiums) by distribution channel and by major product line for the three years ended December 31, 2001:

      Product                                2001            2000            1999
                                           --------        --------        --------
                                                         (In thousands)
      Senior Market Brokerage
      Accident and Health
      Medicare Supplement/Select           $103,044        $ 78,213        $ 30,771
      Long Term Care                          3,196           4,580           4,058
      Other Senior Health                       262             244             241
                                           --------        --------        --------
      Total Senior Health                   106,502          83,037          35,070
                                           --------        --------        --------
      Senior Life Insurance                   3,240           2,106           1,495
                                           --------        --------        --------
      Total Senior Market Brokerage         109,742          85,143          36,565
                                           --------        --------        --------

      Career Agency
      Accident and Health                    20,154          20,750          20,000
      Life Insurance                          2,043           1,500           2,000
                                           --------        --------        --------
      Total Career Agency                    22,197          22,250          22,000
                                           --------        --------        --------

      Special Markets
      Accident and Health                     1,838           6,988           8,175
      Life Insurance                            294             546             555
                                           --------        --------        --------
      Total Special Markets                   2,132           7,534           8,730
                                           --------        --------        --------

      TOTAL ISSUED PREMIUM                 $134,071        $114,927        $ 67,295
                                           ========        ========        ========

      The following table shows our annuity deposits by distribution channel for the three years ended December 31, 2001:

                                        2001           2000           1999
                                     -------        -------        -------
                                                 (In thousands)
      Senior Market Brokerage        $ 6,186        $ 5,188        $ 6,299
      Career Agency                    8,407          3,000             --
      Special Markets                     --             --             --
                                     -------        -------        -------
      TOTAL ANNUITY DEPOSITS         $14,593        $ 8,188        $ 6,299
                                     =======        =======        =======

      SENIOR MARKET BROKERAGE

      This segment focuses on the sale of products designed for the senior market such as Medicare supplement, Medicare select, long term care, senior life insurance and annuities. We distribute these products through independent marketing organizations and general agencies. These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. We now sell our products through approximately 18,000 independent licensed agents in 26 states and have plans to recruit more agents and expand into additional states. In 2001, this segment accounted for $340.7 million, or 66.0%, of our consolidated gross premiums and $77.9 million, or 34.0%, of our consolidated net premiums earned. New sales for this segment amounted to $109.7 million in 2001 and $85.1 million in 2000.

      CAREER AGENCY

      As part of the 1999 acquisition, we acquired a career agency sales force that historically distributed fixed benefit accident and sickness disability insurance and individual life insurance products to the self-employed market in the United States and Canada. In contrast to independent agents, career agents have an exclusive arrangement with us, and only sell products that we provide or authorize. In order to maximize this distribution channel, we introduced our senior market insured and non-insured products. As of December 31, 2001, the career field force had 97 branch offices throughout the United States and 14 branch offices in Canada, with approximately 750 agents in the United States and 350 agents in Canada. In 2001, this segment accounted for $126.1 million, or 55.0%, of our net premiums earned. Approximately 37% of net premiums earned for this segment were generated by our Canadian operations. The career agency segment issued $22.2 million of new insurance premium in 2001, which was comparable to the amount of new business issued by this segment in 2000. In addition, the career sales force generated $1.7 million in sales of products for our other subsidiaries, which includes $1.4 million of non insured products.

      SPECIAL MARKETS

      Our special market segment manages various lines of insurance that are no longer part of our core focus, such as traditional and interest-sensitive life insurance, group life insurance, individual major medical and other accident and health insurance. Although we generally do not market these products to new customers, we do continue to sell these products in limited amounts through general agency relationships and we continue to receive premiums from existing customers. We believe that these lines of business should be actively managed for profit or disposed of through sale or cancellation. In December 2000, we decided to exit the individual major medical business, which has accounted for the majority of the production of new business in this segment. This segment had net premiums earned of $25.2 million, or 11.0% of our consolidated total, in 2001, compared to $38.3 million, or 17.4% of our consolidated total, in 2000.

INSURANCE PRODUCTS

      Our senior market brokerage segment focuses on our senior market products (Medicare supplement, Medicare select, long term care, senior life insurance and annuities), while our career agency segment focuses on fixed benefit disability income, with an increasing focus on senior market products. We currently market the following products:

      SENIOR MARKET PRODUCTS -- SUPPLEMENTAL HEALTH AND LONG TERM CARE

      Our core supplemental health insurance products include various Medicare supplement and Medicare select plans. We also offer various long term care plans consisting of fully integrated plans, nursing home only plans and stand alone home health care plans. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy, but can seek to increase premium rates on existing and future policies issued based upon our actual claims experience. These rate increases are applied on a uniform, nondiscriminatory state by state basis and are subject to state regulatory approval and Federal and state loss-ratio requirements.

      Medicare Supplement/Select

      Under Federal and NAIC model regulations, adopted in substantially all states, there are 11 standard Medicare supplement plans (Plans A through J and a High Deductible Plan F). These policies provide supplemental coverage for many of the medical expenses that the Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program's maximum benefits. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance company subsidiaries offer Medicare supplement policies primarily on plans A, B, C, D and F. In some areas, we also sell Medicare select policies in conjunction with hospitals that contract with us to waive the Medicare Part A deductible. We monitor the claim experience on our Medicare supplement and Medicare select products and, when necessary, apply for rate increases in the states in which we sell the products. Medicare supplement and Medicare select issued gross premium amounted to $103.0 million in 2001 and $78.2 million in 2000, and were produced through our general agency system. We will be introducing our High Deductible Plan F product in 2002, which provides seniors with a lower cost plan for those who can afford a higher annual deductible. The career agency segment began to sell Medicare supplement and Medicare select products in 2001 and produced $0.3 million in premiums.

      Long Term Care

      Our long term care insurance products provide coverage, with limits selected by the policyholders, for nursing home and assisted living care only coverage, home health care only coverage, or an integrated combination of such coverage. The nursing home and assisted living care products are subject to daily fixed dollar maximum limits, have various elimination periods which must be satisfied by the insureds and have maximum lifetime benefits or benefit periods. The home health care products cover care needed in the insured's home, are subject to daily or weekly maximum dollar benefits and an overall lifetime maximum benefit or maximum benefit period. A new integrated long term care product, combining nursing home, assisted living and home health care benefits was introduced in late 1999 in several states and we have developed a new nursing home-assisted living product with optional home health care riders which we introduced in 2001. Issued premium for these long term care products amounting to $3.2 million in 2001 and $4.6 million in 2000, were produced through our general agency system. In addition, our career agents began to sell these long term care products in 2000 and produced $4.0 million of issued premium in 2001 and $3.9 million of issued premium in 2000.

      SENIOR MARKET PRODUCTS -- SENIOR LIFE INSURANCE AND ANNUITIES

      Senior Life

      This series of low-face amount, simplified issue whole life products is sold by both our senior market brokerage segment and our career agency segment. Issued premium for these products was $3.2 million in 2001 and $2.1 million in 2000, and was produced primarily through the general agency system. In late 2000, our career agency segment began to sell senior life insurance and produced $1.2 million of issued premium in 2001 and $0.6 million of issued premium in 2000

      Annuities

      We market single and flexible premium deferred annuities primarily focusing on the senior and retirement markets. Our currently marketed annuity products have a minimum guaranteed interest rate ranging from 3.0% to 4.0% annually and current credited interest rates that range from 3.0% to 7.3%. We have the right to change the crediting rates at any time. In exercising our right to change the interest rate, we take into account the current interest rate environment, the profitability of our annuity business and our relative competitive position. Our general agency system produced $6.2 million of annuity deposits in 2001 and $5.2 million of annuity deposits in 2000. Additionally, our career agency system produced $8.4 million of annuity deposits in 2001 and $3.0 million of annuity deposits in 2000.

      CAREER AGENCY PRODUCTS

      Fixed Benefit Accident and Health

      Fixed benefit accident and health products provide three principal types of benefits:

      - disability -- fixed periodic payments to an insured who becomes disabled and unable to work due to an accident or sickness,

      - hospital -- fixed periodic payments to an insured who becomes hospitalized, and

      - surgical -- fixed single payments that vary in amount for specified surgical or diagnostic procedures.

      Because the benefits we provide are fixed in amount at the time of policy issuance and are not intended to provide full reimbursement for medical and hospital expenses, payment amounts are not affected by inflation or the rising cost of health care services. The disability income product is typically sold to individuals in amounts which, when combined with other similar coverages, do not provide monthly benefits in excess of $2,000, or 50% of the insured's monthly income, if less. The hospital income product is typically sold to individuals to provide the insured with a means of paying supplemental expenses during a hospitalization stay and provides benefits of not more than $250 per day ($1,000 if the insured is in intensive care). The surgical product is typically sold as a rider to an accident policy and our practice is to provide benefits of not more than $5,000 ($2,500 if the procedure is performed on an out-patient basis).

      Life Insurance

      In late 2000, our career agency segment began to sell term life insurance that provides a minimum coverage of $50,000 for a ten-year period (offered to individuals ages 18 through 60) or a twenty-year period (offered to individuals ages 18 through 50) as specified in the policy. Premium rates vary according to age and sex and these policies are fully underwritten. No cash values are accumulated in this policy and the policy can be renewed for a new term at an increased premium on any expiration date, except for the final expiration date, without evidence of insurability. Issued premium amounted to $0.3 million for 2001 and $0.5 million for 2000.


BUSINESS IN FORCE

      As of December 31, 2001, the Company had $556.0 million of annualized premium in force and $236.7 million in account values.

      Our growth in direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance, is shown in the following tables as of December 31, 2001, 2000 and 1999.



      ANNUALIZED PREMIUM IN FORCE

                                                                  As of December 31,
                                                     ----------------------------------------
                                                       2001            2000            1999
                                                     --------        --------        --------
                                                                  (In thousands)
      SENIOR MARKET BROKERAGE
       Accident & Health
       Medicare Supplement and Select Written        $206,186        $115,217        $ 49,962
       Medicare Supplement Acquired                   157,284         149,200         154,617
       Long Term Care                                  21,594          20,395          16,167
       Hospital Indemnity                               1,347           1,304           1,456
                                                     --------        --------        --------
       TOTAL ACCIDENT & HEALTH                        386,411         286,116         222,202
                                                     --------        --------        --------
       Life
       Asset Enhancer (1)                               5,169           6,357           7,248
       Final Expense Life                               6,194           3,984           2,479
                                                     --------        --------        --------
       TOTAL LIFE                                      11,363          10,341           9,727
                                                     --------        --------        --------

       TOTAL SENIOR MARKET BROKERAGE                  397,774         296,457         231,929
                                                     --------        --------        --------

      CAREER AGENCY
       Accident & Health
       Accident & Sickness Disability                  84,629          89,718          91,120
       Hospital                                        16,229          16,635          21,614
       Long Term Care Written                           4,191           3,900              --
       Long Term Care Acquired                         10,930           9,680          12,011
                                                     --------        --------        --------
       TOTAL ACCIDENT & HEALTH                        115,979         119,933         124,745

       LIFE (1)                                        13,233          13,234          15,800
                                                     --------        --------        --------


       TOTAL CAREER AGENCY                            129,212         133,167         140,545
                                                     --------        --------        --------

      SPECIAL MARKETS
       Accident & Health
       Individual Medical (2)                           5,675          31,422          45,442
       Other Accident & Health                          8,872           8,640           9,518
                                                     --------        --------        --------
       TOTAL ACCIDENT & HEALTH                         14,547          40,062          54,960
                                                     --------        --------        --------

       Life
       Group Life                                       3,139           3,444           3,542
       Individual Life (1)                             11,297          12,487           7,311
                                                     --------        --------        --------
       TOTAL LIFE                                      14,436          15,931          10,853
                                                     --------        --------        --------

       TOTAL SPECIAL MARKETS                           28,983          55,993          65,813
                                                     --------        --------        --------

      CONSOLIDATED
       ACCIDENT & HEALTH                              516,937         446,111         401,907
       LIFE                                            39,032          39,506          36,380
                                                     --------        --------        --------
       TOTAL CONSOLIDATED                            $555,969        $485,617        $438,287
                                                     ========        ========        ========

      (1) Included in the amounts shown are premiums for interest-sensitive products. These amounts represent the portion of premium applied to the cost of insurance (deposit premiums have been excluded).

      (2) In the fourth quarter of 2000, we decided to exit our under-performing individual major medical business to the extent possible. We believe we will be able to cancel, by the end of 2002, approximately $2.4 million of the $5.7 million in annualized premium in force on December 31, 2001.

ACCOUNT VALUES ON INTEREST-SENSITIVE PRODUCTS

      The following table shows all outstanding account values for interest-sensitive products as of December 31, 2001, 2000 and 1999. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

                                                  As of December 31,
                                     ----------------------------------------
                                       2001            2000            1999
                                     --------        --------        --------
                                                  (In thousands)
      Annuities                      $ 99,632        $ 98,053        $107,169
      Interest-sensitive Life         137,110         135,362         131,496
                                     --------        --------        --------

      Grand Total                    $236,742        $233,415        $238,665
                                     ========        ========        ========


GEOGRAPHICAL DISTRIBUTION OF PREMIUM

      Through our nine insurance subsidiaries, we are licensed to market our products in all fifty states, the District of Columbia and in all the provinces of Canada. The following table shows (by direct cash premium collected as reported to the regulatory authorities for the full year of 2001) the geographical distribution of premiums collected:

      State/Region         Collected       % Total
      ------------         Premium         -------
                           -------
                         (In thousands)
      Florida               $105,049       19.7%
      Texas                   60,953       11.5%
      Canada                  47,234        8.9%
      New York                37,191        7.0%
      Wisconsin               30,802        5.8%
      Pennsylvania            25,855        4.9%
      Indiana                 25,521        4.8%
      Ohio                    23,146        4.3%
      Georgia                 11,986        2.3%
      Mississippi             10,404        2.0%
      Missouri                10,885        2.0%
      North Carolina          10,861        2.0%
      Oklahoma                 8,928        1.6%
                            --------      -----
      Subtotal               408,815       76.8%
      All other              123,342       23.2%
                            --------      -----
      Total                 $532,157      100.0%
                            ========      =====

      In 2001, no agent produced as much as 5% of our total premiums collected.

REINSURANCE

      We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims, to support the increased volume of new business generated by the Senior Market brokerage segment and to limit or eliminate risk on our non-core or under-performing blocks of business. The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained as of December 31, 2001.


      ANNUALIZED PREMIUM IN FORCE

                                                                    As of December 31, 2001
                                                     ----------------------------------------------------------
                                                      Gross           Ceded            Net           % Retained
                                                     --------        --------        --------        ----------
                                                                  (In thousands)
      SENIOR MARKET BROKERAGE
       Accident & Health
       Medicare Supplement and Select Written        $206,186        $142,973        $ 63,213              31%
       Medicare Supplement Acquired                   157,284         149,001           8,283               5%
       Long Term Care                                  21,594           8,694          12,900              60%
       Hospital Indemnity                               1,347             303           1,044              78%
                                                     --------        --------        --------
       TOTAL ACCIDENT & HEALTH                        386,411         300,971          85,440              22%
                                                     --------        --------        --------

       Life
       Asset Enhancer                                   5,169           1,097           4,072              79%
       Final Expense Life                               6,194           3,008           3,186              51%
                                                     --------        --------        --------
       TOTAL LIFE                                      11,363           4,105           7,258              64%
                                                     --------        --------        --------

       TOTAL SENIOR MARKET BROKERAGE                  397,774         305,076          92,698              23%
                                                     --------        --------        --------
      CAREER AGENCY
       Accident & Health
       Accident & Sickness Disability                  84,629              --          84,629             100%
       Hospital                                        16,229              --          16,229             100%
       Long Term Care Written                           4,191           2,095           2,096              50%
       Long Term Care Acquired                         10,930              --          10,930             100%
                                                     --------        --------        --------
       TOTAL ACCIDENT & HEALTH                        115,979           2,095         113,884              98%
                                                     --------        --------        --------

       LIFE                                            13,233              --          13,233             100%
                                                     --------        --------        --------

       TOTAL CAREER AGENCY                            129,212           2,095         127,117              98%
                                                     --------        --------        --------

      SPECIAL MARKETS
       Accident & Health
       Individual Medical                               5,675             446           5,229              92%
       Other Accident & Health                          8,872           6,728           2,144              24%
                                                     --------        --------        --------
       TOTAL ACCIDENT & HEALTH                         14,547           7,174           7,373              51%
                                                     --------        --------        --------

       Life
       Group Life                                       3,139              --           3,139             100%
       Individual Life                                 11,297           1,169          10,128              90%
                                                     --------        --------        --------
       TOTAL LIFE                                      14,436           1,169          13,267              92%
                                                     --------        --------        --------

       TOTAL SPECIAL MARKETS                           28,983           8,343          20,640              71%
                                                     --------        --------        --------

      CONSOLIDATED
       ACCIDENT & HEALTH                              516,937         310,240         206,697              40%
       LIFE                                            39,032           5,274          33,758              86%
                                                     --------        --------        --------
       TOTAL CONSOLIDATED                            $555,969        $315,514        $240,455              43%
                                                     ========        ========        ========

      We are obligated to pay claims in the event that any reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2001, our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers has been unable to pay any policy claims on any reinsured business.

      In addition to the reinsurance agreements discussed below by segment, we reinsure portions of the coverage of our life insurance products to unaffiliated reinsurance companies under various reinsurance agreements, which allows us to write policies in amounts larger than the risk we are willing to retain on any one life. Our mortality risk retention limit on each policy varies between $25,000 and $250,000.

      Our reinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. We believe that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms to enable us to continue writing new business.

      SENIOR MARKET BROKERAGE

      We reinsure most of our senior market brokerage products to unaffiliated reinsurers under various quota share agreements. Under these reinsurance agreements, we reinsure a portion of the premiums earned, claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue administration and premium taxes. Medicare supplement premium currently being issued is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. We have also acquired various blocks of Medicare supplement premium, which we reinsure under quota share reinsurance agreements ranging from 50% to 100%. Our long term care products currently produced are reinsured at percentages averaging 50%, while the long term care business acquired in 1999 is 100% retained. We reinsure senior life insurance products currently being issued on a 50% quota share basis.

      CAREER AGENCY

      Currently, we retain 100% of all life and health business issued in our career agency segment other than the long term care and Medicare supplement products, which we reinsure on a 50% quota share basis.

      SPECIAL MARKETS

      We have 50% quota share and excess of loss reinsurance agreements with unaffiliated reinsurance companies on our medical insurance policies to reduce the liability on individual risks to amounts ranging between $50,000 and $250,000 per year. Under these treaties, we perform all the policy administration and receive various allowances for commission and expenses on the ceded portion of the premium. Excess of loss reinsurance passes the risk of losses over a specified amount to the reinsurer, effectively capping our exposure on any single claim to the specified amount. The major medical business acquired in 1999 is 100% retained but has an excess of loss reinsurance agreement limiting the liability on an individual risk to $250,000 per year. Most of this business is in the process of being canceled.

      ADMINISTRATION OF REINSURED BLOCKS OF BUSINESS

      We generally retain the administration for reinsured blocks of business, including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

UNDERWRITING PROCEDURES

      Premiums charged on insurance products are based, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing individual life insurance, health insurance policies and annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, our insurance company subsidiaries employ an experienced professional underwriting staff.

      Applications for insurance are reviewed on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, we use investigative services to supplement and substantiate information. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from underwriting our Medicare supplement policies for certain first-time purchasers and for dis-enrollees from Health Maintenance Organizations (HMO's). If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, the application may not be rejected due to medical conditions. For other prospective Medicare supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices. In New York and some other states, some of our products, including Medicare supplement, are subject to guaranteed issue "Community Rating" laws that severely limit or prevent underwriting of individual applications. See "Regulation" section of this document.

      RESERVES

      In accordance with applicable insurance regulations, we have established, and carry as liabilities in our statutory financial statements, actuarially determined reserves that are calculated to satisfy our policy and contract obligations. Reserves, together with premiums to be received on outstanding policies and contracts and interest at assumed rates on such amounts, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining reserves for life insurance policies are based on statutorily prescribed mortality tables and interest rates. In addition, reserves for accident and health insurance policies use prescribed or permitted morbidity tables. Reserves are also maintained for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate for claims that have been incurred but have not yet been reported.

      The reserves reflected in our consolidated financial statements are calculated in accordance with GAAP. These reserves are determined based on our best estimates of mortality and morbidity, persistency, expenses and investment income. We use the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. See Note 2 to our consolidated financial statements.

      When we acquire blocks of insurance policies or insurers owning blocks of policies, our assessment of the adequacy of the transferred policy liabilities is subject to risks and uncertainties. With acquired and existing businesses, we may from time to time need to increase our claims reserves significantly in excess of those estimated. An inadequate estimate in reserves could have a material adverse impact on our results of operations or financial condition.

COMPETITION

      The life and accident and health insurance industry in North America is highly competitive. We compete with other insurance and financial services companies, including large multi-line organizations, both in connection with the sale of insurance and asset accumulation products and in acquiring blocks of business. Many of these organizations have been in business for a longer period of time and have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings than we do. In addition, it has become increasingly difficult for mid-size companies to compete effectively with their larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the financial size of companies.

      We believe we can meet these competitive pressures by offering a high level of service and accessibility to our field force and by developing specialized products and marketing approaches. We also believe that our policies and premium rates are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions.

RATINGS

      Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. In November 2001, A.M. Best upgraded the ratings for our American Pioneer, American Progressive, Constitution Life, Pennsylvania Life and PennCorp Life Insurance Company (Canada) subsidiaries to "B++" from "B+". In addition, A.M. Best reaffirmed the rating for our Union Bankers subsidiary at "B+". These ratings mean that, in A.M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A.M. Best. A.M. Best has also reaffirmed the rating for our Peninsular Life subsidiary at "FPR5," which means the company has a "good" ability to meet its obligations to policyholders, based primarily on a quantitative evaluation of Peninsular Life's financial strength and operating performance. Currently, Peninsular has no business in force and is available for sale. A.M. Best does not rate our other insurance company subsidiaries.

      In March 2002, Standard & Poor's assigned its "BBB+" counterparty credit and financial strength ratings to our American Pioneer, American Progressive, Pennsylvania Life and PennCorp Life Insurance Company (Canada) subsidiaries. This rating means that in Standard & Poor's opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor's. A plus (+) or minus (-) shows Standard & Poor's opinion of the relative standing of the insurer within a rating category.

      Our insurance company subsidiaries are not currently rated by Moody's Investors Service or Duff and Phelps rating organizations. Although a higher rating by A.M. Best, Standard & Poor's or another insurance rating organization could have a favorable effect on our business, we believe that our marketing has enabled, and will continue to enable, our insurance company subsidiaries to compete effectively.

INVESTMENTS

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various jurisdictions in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States, and Elliot & Page, Limited manages our Canadian fixed maturity portfolio.

      The following table summarizes the composition of our investment portfolio by carrying value (which is an estimate of fair value) as of December 31, 2001 and 2000:


                              INVESTMENT PORTFOLIO

                                                     December 31, 2001                            December 31, 2000
                                             ------------------------------------       --------------------------------------
                                                                    Percent of                                   Percent of
                                             Carrying Value           Total             Carrying Value             Total
                                              (Fair Value)         Carrying Value         (Fair Value)         Carrying Value
                                                --------               -----                --------               -----
                                                                                                 (In thousands)
Fixed Maturity Securities:

  U.S. Government and
   Government agencies (1)                      $ 36,970                 4.1%               $ 34,734                 4.2%
  Mortgage-backed (1)                            150,993                17.1%                172,857                21.0%
  Asset-backed                                    88,977                10.1%                 85,547                10.4%
  Foreign securities (2)                         157,752                17.8%                145,403                17.6%
  Investment grade corporates                    357,292                40.4%                291,274                35.3%
  Non-investment grade corporates                  7,234                 0.8%                 21,923                 2.7%
                                                --------               -----                --------               -----
Total fixed maturity securities                  799,218                90.3%                751,738                91.2%

Cash and cash equivalents                         53,690                 6.1%                 40,250                 4.9%
Other Investments:
  Policy loans                                    24,043                 2.7%                 25,077                   3%
  Equity securities                                4,199                 0.5%                  3,547                  .4%
  Other invested assets                            3,773                 0.4%                  4,318                  .5%
                                                --------               -----                --------               -----

Total cash and invested assets                  $884,923               100.0%               $824,930               100.0%
                                                ========               =====                ========               =====


(1) US Government and government agencies include GNMA and FMNA mortgage-backed securities.

(2) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

      The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2001. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

               CONTRACTUAL MATURITIES OF FIXED MATURITY SECURITIES


                                                                                   Percent of
                                                             Carrying              Total Fixed
            Available for Sale                                 Value               Maturities
            ------------------                                 -----               ----------
                                                                     (In thousands)
            Due in 1 year or less                            $ 29,535                  3.7%
            Due after 1 year through 5 years                  113,043                 14.1%
            Due after 5 years through 10 years                254,435                 31.8%
            Due after 10 years                                162,235                 20.3%
            Asset-backed securities                            88,977                 11.2%
            Mortgage-backed securities                        150,993                 18.9%
                                                             --------                -----
                                                             $799,218                100.0%
                                                             ========                =====

      The following table shows the distribution of the ratings assigned by Standard & Poors Corporation to the securities in our portfolio of fixed maturity securities as of December 31, 2001 and 2000:

               DISTRIBUTION OF FIXED MATURITY SECURITIES BY RATING

                                         December 31, 2001                          December 31, 2000
                                 --------------------------------            ----------------------------------
                                                              (In thousands)
                                  Carrying                % of               Carrying                 % of
        Standard &                  Value                Total                  Value                 Total
          Poor's                 (Estimated              Fixed               (Estimated               Fixed
         Rating                  Fair Value)           Investment            Fair Value)            Investment
         ------                  -----------           ----------            -----------            ----------
      AAA                         $259,847                32.5%               $285,274                37.9%
      AA                            99,222                12.4%                105,749                14.1%
      A                            318,899                39.9%                239,420                31.9%
      BBB                          113,500                14.2%                 99,372                13.2%
      BB                             5,008                 0.7%                  7,965                 1.1%
      B                              2,603                 0.3%                 12,766                 1.7%
      CCC and below                    139                  --                   1,192                 0.1%
                                                         -----                --------               -----
      Total                       $799,218               100.0%               $751,738               100.0%
                                  ========               =====                ========               =====


      At December 31, 2001 99.0% of our fixed maturity investments were "investment grade". As of December 31, 2000, 97.1% of our fixed maturity investments were "investment grade". "Investment grade" securities are those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service. This included approximately $239.9 million, as of December 31, 2001 and $258.4 million, as of December 31, 2000, of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, representing approximately 30% of our fixed maturity portfolio as of December 31, 2001 and 34% of our fixed maturity portfolio as of December 31, 2000. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

      Fixed maturity securities with a less than investment grade rating had aggregate carrying values of $7.8 million as of December 31, 2001 and $21.9 million as of December 31, 2000, amounting to 1.0% of total investments as of December 31, 2001 and 2.9% of total investments as of December 31, 2000. These securities represented 0.6% of total assets as of December 31, 2001 and 1.8% of total assets as of December 31, 2000. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2001 was $2.0 million, which was less than 0.2% of total assets. We wrote down the value of some of our fixed maturity portfolio's securities, considered to have been subject to an other-than-temporary decline in value, by $4.2 million in the year ended December 31, 2001 and $0.5 million in the year ended December 31, 2000, which were included in net realized gains (losses) on investments in our consolidated statements of operations.

INVESTMENT INCOME

      Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates will have on our financial statements.

      The following table shows the investment results of our total invested asset portfolio, for the three years ended December 31, 2001:


                                                                              Years Ended December 31,
                                                            -----------------------------------------------------------
                                                                2001                      2000                  1999
                                                            -----------               -----------             ---------
                                                                                     (In thousands)
Total cash and invested assets, end of period               $   884,923               $   824,930             $ 812,297
                                                            ===========               ===========             =========

Net investment income                                       $    57,812               $    56,945             $  29,313
                                                            ===========               ===========             =========

Yield on average cash and investments                              6.76%                     6.88%                 6.79%
                                                            ===========               ===========             =========
Net realized investment gains (losses) on the
  sale of securities (including other than
  temporary declines in market value)                       $     3,078               $       146             $    (241)
                                                            ===========               ===========             =========


REGULATION

      General

      Our insurance company subsidiaries, like other insurance companies, are subject to the laws, regulations and supervision of the jurisdictions in which they are domiciled. The purpose of those laws and regulations is primarily to provide safeguards for policyholders rather than to protect the interest of shareholders.

The following table sets forth the domiciles of our insurance company subsidiaries.

      NEW YORK                              TEXAS
      American Progressive Life &           American Exchange Life
       Health Insurance Company of           Insurance Company
       New York                             Constitution Life Insurance
                                             Company
      FLORIDA                               Marquette National Life
      American Pioneer Life                  Insurance Company
       Insurance Company                    Union Bankers Insurance
      Peninsular Life Insurance              Company
       Company
                                            CANADA
      PENNSYLVANIA                          PennCorp Life Insurance
      Pennsylvania Life Insurance            Company
       Company


      Pennsylvania Life, Constitution Life and Union Bankers are subsidiaries of American Exchange. Marquette is a subsidiary of Constitution Life. Peninsular Life is a subsidiary of American Pioneer Life Insurance Company. As part of its change in ownership from American Exchange to American Pioneer, Peninsular Life re-domesticated to Florida from North Carolina effective December 31, 2000.

      Each of our insurance company subsidiaries is also subject to regulation and supervision by the insurance department in each of the jurisdictions in which they are admitted and authorized to transact business. Such regulation and supervision by the insurance departments covers, among other things, the declaration and payment of dividends by our insurance company subsidiaries, the setting of rates to be charged for some types of insurance, the granting and revocation of licenses to transact business, the licensing of agents, the regulation and monitoring of market conduct and claims practices, the approval of forms, the establishment of reserve and minimum surplus requirements, the regulation of maximum commissions payable, the mandating of some insurance benefits, and the form and content of financial statements required by statute. A failure to comply with legal or regulatory restrictions may subject us to a loss of a right to engage in some businesses or an obligation to pay fines or make restitution, which may affect our profitability.

      Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. Generally we are required to maintain, with respect to our individual long term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, generally we are required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent of premium. We provide, to the insurance departments of all states in which we conduct business, annual calculations that demonstrate compliance with required loss ratio standards for both long term care and Medicare supplement insurance. We prepared these calculations utilizing statutory lapse and interest rate assumptions. In the event we have failed to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective refunds or prospective rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and make an application with the respective insurance departments for rate increases when we determine one is needed. We cannot guarantee that we will receive the rate increases we request.

      Under Federal and NAIC model regulations, adopted in substantially all states, there are 11 standard Medicare supplement plans (Plans A through J and a High Deductible Plan F). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option.

      Every insurance company that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authorities in each state in which it is authorized to do business and file periodic reports concerning its relationships with its insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

      Each of our insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company's domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. Examinations are currently pending by Florida, New York, Pennsylvania and Texas. We do not believe that there are any material issues with respect to the examinations in progress that would have a material adverse impact on the financial position or results of operations of the companies under examination.

      Many states require deposits of assets by insurance companies for the protection of policyholders either in those states or for all policyholders. Nonetheless, these deposited assets remain part of the total assets of the company. As of December 31, 2001, securities totaling $32.4 million, representing approximately 3.9% of the carrying value of our total investments, were on deposit with various state treasurers or custodians. As of December 31, 2000, securities totaling $33.1 million, representing approximately 4.2% of total assets, were on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

      PennCorp Life, our Canadian domiciled subsidiary, and the Canadian branch of Pennsylvania Life are subject to provincial regulation and supervision in each of the provinces of Canada in which they carry on business. Provincial insurance regulation is concerned primarily with the form of insurance contracts and the sale and marketing of insurance and annuity products, including the licensing and supervision of insurance marketing personnel. Individual annuity products and the underlying segregated funds to which they relate are subject to guidelines adopted by the Canadian Council of Insurance Regulators and incorporated by reference into provincial insurance regulations. These guidelines govern a number of matters relating to the sale of these products and the administration of the underlying segregated funds. During the first quarter of 2002, the Canadian Branch of Pennsylvania Life was merged into PennCorp Life, consolidating our Canadian operations into a single entity. This transaction was approved by the Office of the Superintendent of Financial Institutions, in Canada, and the Pennsylvania Department of Insurance.

      Codification of Statutory Accounting Practices

      In 1998, the NAIC approved a codification of statutory accounting principles, which became effective January 1, 2001 and will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification increased the capital and surplus of our U.S. insurance subsidiaries by approximately $11.0 million at January 1, 2001, due primarily to the recognition of certain loss carryforwards as deferred tax assets.

      Other Insurance Regulatory Changes

      The NAIC and state insurance regulators have recently become involved in a process of re-examining existing laws and regulations and their application to insurance companies. This re-examination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of nonstatutory guidelines, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics as follows:

      -     investment reserve requirements;

      -     risk-based capital standards;

      -     codification of insurance accounting principles;

      -     additional investment restrictions;

      -     restrictions on an insurance company's ability to pay dividends; and

      -     product illustrations.

      The NAIC is currently developing new model laws or regulations, including product design standards and reserve requirements. While the Federal government currently does not regulate the insurance business directly, Federal legislation and administrative policies in a number of areas, such as Medicare, employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and Federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on our operations or the operations of our insurance company subsidiaries.

      Since 1993, New York State has required that all health insurance sold to individuals and groups with less than 50 employees be offered on an open enrollment and community rated basis. The community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and requires that the same average rate be used for all persons with the same policy residing in the same location. Such insurance may continue to be sold to groups with more than 50 employees on an underwritten basis, with premium set to reflect expected or actual results. The Medicare supplement policies actively marketed by American Progressive in New York State and some of its in force business are subject to the community rating rules. Similar legislation is in effect for certain products in other states. The extension of such legislation to Florida, Texas and other states where we offer significant medically underwritten health insurance could cause us to reconsider our health care coverage offerings in any such state.

      Dividend and Distribution Restrictions

      Under the insurance law of Pennsylvania, in the case of Pennsylvania Life, and Texas, in the case of American Exchange, Constitution Life, Marquette National Life and Union Bankers, a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the insurance department, provided they do not exceed the greater of 10% of the insurer's surplus as to policyholders as of the preceding December 31 or the insurer's net gain from operations for the immediately preceding calendar year.

      Under current Florida State insurance law, American Pioneer and Peninsular Life may pay a dividend or make a distribution without the prior written approval of the insurance department when:

      - the dividend is paid from that portion of the insurer's accumulated and available surplus as is derived from the net operating profits of its business and its net realized capital gains;

      -     the dividend is no more than the greater of:

            - 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains; and
            - the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year;

      - the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and

      - the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution.

      Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $7.7 million at December 31, 2001.

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

      In 2001, Union Bankers paid an ordinary dividend to American Exchange of $1.7 million. Union Bankers also distributed its investment in the common stock of Marquette to American Exchange in the form of an extraordinary dividend. American Exchange, in turn, contributed Marquette to Constitution Life. Additionally, Peninsular paid an extraordinary dividend of $1.9 million to American Pioneer in 2001.

      In 2000, Pennsylvania Life paid ordinary dividends to American Exchange of $2.9 million and Union Bankers paid ordinary dividends to American Exchange of $2.0 million. Additionally, Peninsular Life paid an extraordinary dividend of $1.5 million to our holding company in 2000.

      Based on the current dividend regulations of the respective states, it is estimated that in 2002, Pennsylvania Life would be able to pay ordinary dividends of up to approximately $8.4 million and Constitution would be able to pay ordinary dividends of up to approximately $1.7 million to American Exchange without prior approval from the respective insurance departments. Additionally, in 2002 Peninsular Life would be able to pay ordinary dividends of up to approximately $0.7 million to American Pioneer without prior approval from the Florida Insurance Department. We do not anticipate that our remaining insurance subsidiaries will be able to pay ordinary dividends in 2002.

      Risk-Based Capital Requirements

      The NAIC's risk-based capital requirements for insurance companies adopted by state regulators take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. Our Canadian domiciled subsidiary, PennCorp Life, and the Canadian branch of Pennsylvania Life are subject to minimum continuing capital and surplus requirements which Canadian regulators use to assess financial strength and to determine when regulatory intervention is needed. As of December 31, 2001 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level and PennCorp Life and the Canadian branch of Pennsylvania Life maintained minimum continuing capital and surplus requirement ratios in excess of minimum requirements. However, should our insurance company subsidiaries' capital position decline in the future, their continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected might be affected.

      Guaranty Association Assessments

      Our insurance company subsidiaries can be required, under solvency or guaranty laws of most jurisdictions in which they do business, to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. None of our insurance company subsidiaries has ever incurred any significant costs of this nature. The likelihood and amount of any future assessments are now unknown and are beyond our control.

      Health Care Financing Reform

      From time to time, numerous proposals have been considered, and in some cases enacted, in Congress and the state legislatures to reform aspects of the health care financing system.

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a significant federal health care financing reform, restricted the ability of insurers to utilize medical underwriting and pre-existing condition provisions in health insurance policies issued to persons who were previously insured under qualifying policies. These changes affect only a small part of the coverages we write, but may have an adverse effect on them. HIPAA also mandates the adoption of standars for the exchange of electronic health information and contains privacy requirements that will govern the handling, use and security of protected customer information, which will become effective in stages in 2002 through 2003. We have implemented some of the changes in our business procedures needed to comply with these requirements, and are in the process of implementing others. We anticipate that we will meet all the requirements which become effective in 2002 and 2003, but the cost of doing so is not yet fully determined.

      On the state level in 2000, the NAIC amended its Model Long Term Care Insurance Regulation to include provisions intended to assure that rates on long term care insurance policies, under which the insurer reserves the right to increase premiums, are initially set high enough to make such increases unlikely. This amendment has thus far been adopted only in some states where we sell, or intend to sell, such policies, and may become more widely adopted. Where it is adopted, these rules could increase the cost of policies sold by us and by our competitors. We have not determined the impact this model regulation could have on our long term care insurance business.

      Some states have enacted, and others states are considering, small group insurance and rating reforms, which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group businesses. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating, and industry class rating and limit the amount of rate increases from year to year.

      Congress and various states are considering some form of the "Patients' Bill of Rights." This legislation, if enacted, is designed to provide consumers more freedom of choice in the selection of doctors, facilities, and treatments. Although the bill was originally conceived to regulate health maintenance organizations, it will affect all facets of the nation's health care delivery system, including insurers. The pending federal legislation, known as the Bipartisan Patient Protection Act of 2001:

      - requires a more stringent timeframe for claims review and processing, utilization review and internal and external appeals processes;
      - provides that insureds have greater access to non-formulary drugs, clinical trials, physicians, specialists and emergency care; and
      - allows insureds to bring suit after exhaustion of the administrative appeals process.

These changes, if enacted, are expected to result in higher total medical costs, which could encourage more partnerships and associations between medical providers and insurers to control costs, more community-based health organizations, and greater use of higher deductibles to lower insurance costs and reduce administrative expenses of smaller claims.

      Proposals for further federal reforms have included, among other things, restricting coverage of deductible and co-payments on Medicare supplement policies, expansion of Medicare to provide prescription drug benefits, provide coverage to persons under age 65 and employer-based insurance systems, subsidize premiums for lower income people and programs, regulate policy availability, affordability of public and private programs standardization of major medical or long term care coverages, impose mandated or target loss ratios or rate regulation, and require the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandate utilization review or other managed care concepts to determine what benefits would be paid by insurers.

      In addition to federal regulation, many states have enacted, or are considering, various health care reform statutes. These proposed reforms relate to, among other things, managed care practices, such as waiting period restrictions on pre-existing conditions, credit for certain prior coverage, and limitations on rate increases and guaranteed renewability for small business plans and policies for individuals. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential medical information, some of which, as permitted by HIPAA, are more restrictive than HIPAA's rules protecting health information privacy.

      These or other reform proposals could necessitate revisions in our Medicare supplement products, and could increase or decrease the level of competition among health care insurers and could significantly affect our health insurance business, although it is not possible to predict which proposals will be adopted and what their effect will be.

      Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could affect our business, perhaps adversely.

      Other Possible Changes in Legislation

      Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on our business.

      A portion of our insurance business is the sale of deferred annuities and life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to Federal income tax on increases in the value of an annuity or life and health insurance contract until some form of distribution is made from the contract. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance, which, if enacted, might have an adverse effect on our ability to sell the affected products in the future. We are not aware that Congress is actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life or health insurance. However, it is possible that the tax treatment of annuities or life or health insurance products could change by legislation or other means, such as Internal Revenue Service regulations or judicial decisions.

      Other potential changes in insurance and tax laws and regulations could also have a material adverse effect on the operations of insurance companies. Examples of regulatory developments that could have a material adverse effect on the operation of the insurance industry include, but are not limited to, the potential repeal of the McCarran-Ferguson Act, which exempts insurance companies from a variety of Federal regulatory requirements). In addition, the administration of insurance regulations is typically vested in state agencies that have broad powers and are concerned primarily with the protection of policyholders.

EMPLOYEES
      As of March 1, 2002, we employed approximately 860 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

ITEM 2 - PROPERTIES

      The Company currently leases the following office space, representing primarily the operating offices of American Progressive, American Pioneer, Pennsylvania Life, CHCS Services, Inc., PennCorp Life (Canada) and CHCS:


                                    Type of                 Square         Annual
            Location                 Space                  Footage         Rent         Lease Expiration
            --------                 -----                  -------         ----         ----------------
      Rye Brook, New York           Office                    9,000       $174,000           October 2004

      Orlando, Florida              Office                    2,500         41,000             August 2003
                                    Office                   24,000        395,000           February 2005
                                    Office                    5,300         88,000               June 2005

      Pensacola, Florida            Warehouse                 5,100         18,000                June 2005
                                    Office                   21,600        161,000            November 2007(1)
                                    Office/
                                    Warehouse                18,800         51,000           November 2007
                                    Warehouse                 6,000         28,000           November 2007
                                    Rental housing
                                                              1,200         15,000             August 2002

      McKinney, Texas               Office                      240          2,850              March 2002

      Mississauga, Ontario,         Office                   42,000        299,000               July 2011
        Canada                      Warehouse                 2,600         10,500           November 2004

      Clearwater, Florida           Office                   14,300         252,000          December 2002

      Weston, Florida               Office                   16,200         216,000              June 2008

      Andalusia, Alabama            Office                    1,200          17,000            August 2002


      (1) This lease includes one renewal, at our option, for an additional five years.

ITEM 3 - LEGAL PROCEEDINGS

      No reportable litigation was pending at December 31, 2001. We are party to various lawsuits arising out of the ordinary conduct of the business of our subsidiary corporations, none of which, we believe, would have a material adverse effect upon our business if it were to be adversely determined.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF PUBLICLY TRADED SECURITIES

      Our common stock has been traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol UHCO since May 12, 1983. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                             Common Stock
                                          ------------------
                                           High         Low
                                          ------     --------
      2000
      -----------------------------
      First Quarter                       $4.625      $3.500
      Second Quarter                       4.156       3.250
      Third Quarter                        5.250       3.688
      Fourth Quarter                       4.375       3.813

      2001
      -----------------------------
      First Quarter                       $5.563      $3.438
      Second Quarter                       7.000       4.625
      Third Quarter                        6.310       4.510
      Fourth Quarter                       7.650       5.270

      2002
      -----------------------------
      First Quarter (through March 1)     $6.990      $5.610

      As of March 1, 2002, there were approximately 1,793 holders of record of our common stock. On March 1, 2002, the closing bid and ask sales prices for our common stock were $6.490 and $6.500.

DIVIDENDS

      We have neither declared nor paid dividends on our common stock. Any future decision to pay dividends will be made by our board of directors in light of conditions then existing, including our results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, our ability to pay cash dividends, if and when we should wish to do so, may depend on the ability of our subsidiaries to pay dividends to our holding company and on compliance with the covenants in our credit facility. See "Regulation - Dividend and Distribution Restrictions".

ITEM 6 - SELECTED FINANCIAL DATA

                                                                     As of or for the year ended December 31,
                                                  ---------------------------------------------------------------------------
                                                    2001            2000 (4)         1999 (2)        1998            1997 (3)
                                                  ---------        ---------        ---------      ---------        ---------
INCOME STATEMENT DATA:                                                (in thousands, except per share data)
   Direct premium and policyholder fees           $ 513,575        $ 451,323        $ 252,553      $ 131,044        $  99,339
   Reinsurance premium assumed                        2,549            3,055            1,751            998              998
   Reinsurance premium ceded                       (286,918)        (234,625)        (138,827)       (89,546)         (62,623)
                                                  ----------       ----------       ----------      ---------        ---------
   Net premium and other policyholder fees          229,206          219,753          115,477         42,496           37,714
   Net investment income                             57,812           56,945           29,313         10,721           10,023
   Realized gains (losses)                            3,078              146             (241)           256            1,133
   Fee and other income                              10,847            7,247            3,587          2,616            2,460
                                                  ----------       ----------       ----------      ---------        ---------
   Total revenues                                   300,943          284,091          148,136         56,089           51,330
   Total benefits, claims and other deductions      257,580          251,025          132,080         52,157           48,119
                                                  ----------       ----------       ----------      ---------        ---------
   Income before taxes                               43,363           33,066           16,056          3,932            3,211

   Net income after taxes                            28,925           22,885            9,813          2,608            2,119
   Net income applicable to common
     shareholders (1)                                28,925           22,885            9,633          2,174            1,870

OTHER DATA:
   Net operating income (5)                       $  26,924        $  22,790        $   9,790      $   2,008        $   1,134
   Return on average equity                            13.3%            14.9%            11.9%           8.0%             7.8%
   Ratio of intangibles to equity (6)                  33.8%            35.2%            30.1%         106.7%           103.6%

PER SHARE DATA:
   Earnings per share:
     Basic                                        $    0.58        $    0.49        $    0.42      $    0.29        $    0.26
     Diluted                                      $    0.57        $    0.49        $    0.34      $    0.20        $    0.18
   Net operating income per share (5):
     Basic                                        $    0.54        $    0.49        $    0.42      $    0.27        $    0.16
     Diluted                                      $    0.53        $    0.48        $    0.35      $    0.19        $    0.11
   Book value per share:
     Basic                                        $    4.38        $    3.72        $    2.92      $    3.18        $    2.96
   Tangible book value per share (7):
     Basic                                        $    2.90        $    2.41        $    2.04      $   (0.77)       $   (0.67)

                                                                                  As of December 31,
                                                 ------------------------------------------------------------------------------
BALANCE SHEET DATA:                                  2001              2000              1999            1998            1997
                                                 ----------        ----------        ----------        --------        --------
                                                                     (In thousands, except for per share data)
Total cash and investments                       $  884,923        $  824,930        $  812,297        $164,674        $159,429
Total assets                                      1,275,916         1,189,864         1,153,421         283,302         272,575
Policyholder related liabilities                    914,073           884,011           877,347         228,958         207,173
Loan payable                                         61,475            69,650            70,000           4,750           3,500
Series B Preferred Stock                                 --                --                --           4,000           4,000
Series C Preferred Stock                                 --                --                --           5,168           5,168
Series D Preferred Stock                                 --                --                --           2,250              --
Stockholders' equity                                230,770           173,949           133,965          28,318          25,706

STATUTORY DATA (8):

Statutory capital and surplus                    $  123,785        $  101,367        $105,281          $21,076         $19,835
Asset valuation reserve                               3,985             5,384           5,585            1,205             766
Adjusted capital and surplus                     $  127,270        $  106,751        $110,866          $22,281         $20,601


--------------------------------------------
(1) After provision for Series C Preferred Stock dividends of $180, $434 and $289 for the years ended December 31, 1999, 1998 and 1997, respectively.

(2) Includes the results of the companies acquired in the 1999 Acquisition, since their acquisition on July 30, 1999.

(3) Includes the results of American Exchange since its acquisition on December 1, 1997.

(4) Includes the results of AIAG since its acquisition on January 6, 2000, and CHCS since its acquisition on August 10, 2000.

(5) Represents net income applicable to common shareholders, excluding realized gains, net of tax.

(6) Represents the ratio of intangible assets (the sum of deferred acquisition costs, goodwill and present value of future profits) to shareholders' equity.

(7) Represents the amount of total assets less intangible assets (the sum of deferred acquisition costs, goodwill and present value of future profits), less total liabilities, divided by total shares outstanding.

(8) Includes capital and surplus of PennCorp Life (Canada) of C$32,314 as of December 31, 2001, C$30,421 as of December 31, 2000, and C$31,531 as of
      December 31, 1999 as reported to the Office of the Superintendent of Financial Institutions Canada, converted at the related exchange rates of C$0.6261 per U.S. $1.00 as of December 31, 2001, C$0.6671 per U.S. $1.00
      as of December 31, 2000 and C$0.6900 per U.S. $1.00 as of December 31,
      1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following together with our financial statements and the notes to financial statements included elsewhere herein.

FORWARD-LOOKING STATEMENTS

      Certain statements in this report or incorporated by reference into this report and oral statements made from time to time by our representatives constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include statements about development and distribution of our products, investment spreads or yields, the impact of proposed or completed acquisitions, the adequacy of reserves or the earnings or profitability of our activities. Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively and our ability to grow our business through internal growth as well as through acquisitions. Other risks and uncertainties may be related to the insurance industry generally or the overall economy, such as regulatory developments, industry consolidation and general economic conditions and interest rates. We disclaim any obligation to update forward-looking statements.

OVERVIEW

      We offer life and health insurance designed for the senior market and the self-employed market in all fifty states, the District of Columbia and all of the provinces of Canada. We also provide administrative services to other issuers by servicing their senior market products. Our principal insurance products are Medicare supplemental health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: career agency, senior market brokerage, special markets and administrative services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

      CAREER AGENCY -- Our career agency segment is comprised of the operations of Pennsylvania Life Insurance Company and PennCorp Life Insurance Company of Canada, both of which we acquired in 1999. PennCorp Life (Canada) operates exclusively in Canada, while Pennsylvania Life operates in both the United States and Canada. The career agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life (Canada) and sell only products that we provide. During the first quarter of 2002, the Canadian Branch of Pennsylvania Life was merged into PennCorp Life (Canada), consolidating our Canadian operations into a single entity. This transaction was approved by the Office of the Superintendent of Financial Institutions and the Pennsylvania Department of Insurance.

      SENIOR MARKET BROKERAGE -- Our senior market brokerage segment focuses on selling insurance products designed for the senior market, such as Medicare supplement, long term care, senior life insurance and annuities. We distribute these products through independent marketing organizations and general agencies.

      SPECIAL MARKETS -- We have accumulated various blocks of business, primarily as a result of acquisitions, that are not part of our core business focus. We manage the run off of these blocks of business in our special markets segment. The products in this segment include traditional, interest-sensitive and group life insurance, individual major medical and other accident and health insurance.

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

      CORPORATE -- This segment reflects the activities of our holding company, including the payment of interest on our debt and our public company administrative expenses.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but are eliminated in our consolidated results. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the administrative services segment for the career agency, senior market brokerage and special market segments and interest on notes issued by the corporate segment to the other operating segments.

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, valuation of certain investments and deferred taxes.

      Policy liabilities and accruals

      We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extracontractual damage awards. Therefore, the reserves and liabilities we establish are based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of transferred policy liabilities is subject to similar estimates and assumptions. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders' equity.

      Deferred policy acquisition costs

      The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", for interest sensitive life and annuity products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises", for non-interest sensitive life and all accident & health products.

      The determination of gross profits is an inherently uncertain process, and relies on assumptions including the persistency of the policies issued as well as anticipated losses, commissions and expenses. It is possible that the actual profits from the business will vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

      Investment valuation

      Fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage and asset-backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based upon current economic conditions, past credit loss experience and other circumstances.

      We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. Impairments of securities generally are recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. We consider a decline in fair value to be other than temporary when the fair value of an individual security is below amortized cost for an extended period and we do not believe that recovery in fair value is probable. Impairment losses for certain mortgage and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

      Deferred taxes

      We have adopted the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

      We establish valuation allowances on our deferred tax assets for amounts that we determine will not be recoverable based upon our analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. Increases in these valuation allowances are recognized as deferred tax expense. Subsequent determinations that portions of the valuation allowances are no longer necessary are reflected as deferred tax benefits. To the extent that valuation allowances were established in conjunction with acquisitions, changes in those allowances are first applied to increasing or decreasing the goodwill (but not below zero) or other intangibles related to the acquisition and then applied as an increase or decrease in income tax expense.

RECENT TRENDS

      EQUITY OFFERING

      In the third quarter of 2001, we completed a secondary equity offering in which we sold 5.7 million shares of our common stock and raised $26.0 million, net of expenses. In addition, 2.2 million shares were sold by some of our shareholders as part of the offering. The primary reason for the offering was to enhance the capital of our insurance subsidiaries to support our growth and to improve our risk based capital ratios. Out of the proceeds of the offering, $9.3 million was contributed to the capital and surplus of our insurance subsidiaries, $5.5 million was used to reduce intercompany obligations and the balance was held for general corporate purposes.

      ACQUISITIONS AND DISPOSITIONS

      Acquisition of Administrative Service Companies

      In November 2001, we acquired the assets of Living Strategies, Inc., a privately held company based in Bala Cynwyd, Pennsylvania, including certain contracts, trademarks and proprietary web-based technology. Living Strategies is a recognized provider of employer-sponsored elder care programs, providing assistance and support to those dealing with the aging of their parents and family members. As a result of the acquisition of the Living Strategies assets, we have enhanced our technology infrastructure and expanded the audience for our elder care management services.

      In August 2000, we acquired CHCS a privately held administrator of long term care products located in Weston, Florida. CHCS administers long term care and home health care insurance and non-insurance products. This acquisition enhanced our expertise in the long term care business.

      In January 2000, we acquired American Insurance Administration Group, Inc., a privately-held third party administrator located in Clearwater, Florida. American Insurance Administration Group is a third party administrator of senior health insurance. This acquisition strengthened our expertise and capacity to administer senior market products.

      1999 Acquisition

      In July 1999, we acquired six insurance companies, including the subsidiaries that comprise our career agency segment, and other assets from PennCorp Financial Group. This acquisition enhanced our prospects for future growth by expanding our geographic reach and through the addition of a career agency marketing channel to supplement our senior market brokerage agency marketing channel. We have included in the comparison of our 2000 and 1999 results of operations a simple extrapolation to annualize the five months of activity during 1999 for the acquired business to a twelve-month amount in order to provide a meaningful basis of comparison with the full twelve-month period ended December 31, 2000.

      Cancellation of Major Medical Insurance

      In the fourth quarter of 2000, we decided to exit our under-performing individual major medical business to the extent possible. We believe that we will be able to cancel, by the end of 2002, all but $3.3 million of the annualized major medical premium that was in force on December 31, 2001.

      HEALTH MAINTENANCE ORGANIZATION ("HMO'S") DISENROLLMENT

      Beginning in 1998, many HMO's realized that their Medicare programs were unprofitable and therefore decided to terminate these programs. As a result, millions of seniors were involuntarily disenrolled from these programs. This development contributed to our increased new sales of Medicare supplement products in 2001, 2000 and 1999. Under applicable legislation, such disenrollees may have the right to acquire Medicare supplement insurance without underwriting or pre-existing condition limitations. We expect that, over time, the effect of disenrollment on new Medicare supplement sales will abate.

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

      The following table reflects each of our segment's operating income contribution and contains a reconciliation to net income for these items.

                                                                                For the year ended December 31,
                                                                             2001             2000             1999
                                                                           --------         --------         --------
                                                                                          (in thousands)
Operating Income:
  Career Agency                                                            $ 28,427         $ 28,814         $ 11,759
  Senior Market Brokerage                                                     8,292            5,491            3,871
  Special Markets                                                             5,424            4,790            4,618
  Administrative Services                                                     6,625            3,844            2,036
                                                                           --------         --------         --------
    Segment operating income                                                 48,768           42,939           22,284

Corporate & Eliminations                                                     (8,483)         (10,019)          (5,987)
                                                                           --------         --------         --------

Operating income before realized gains and Federal income taxes (1)          40,285           32,920           16,297


Federal income taxes on operating items                                     (13,361)         (10,130)          (6,327)
Redemption accrual on Series C and Series D Preferred Stock                      --               --             (180)
                                                                           --------         --------         --------

Net operating Income (1)                                                   $ 26,924         $ 22,790         $  9,790
Realized gains (losses), net of tax                                           2,001               95             (157)
                                                                           --------         --------         --------

Net income applicable to common shareholders                               $ 28,925         $ 22,885         $  9,633
                                                                           ========         ========         ========

Per share data (diluted):
  Net operating income (1)                                                 $   0.53         $   0.48         $   0.35
  Realized gains (losses), net of tax                                          0.04             0.01            (0.01)
                                                                           --------         --------         --------
Net Income                                                                 $   0.57         $   0.49         $   0.34
                                                                           ========         ========         ========

(1) We evaluate the results of operations of our segments based on operating income by segment. Operating income excludes realized gains. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. The schedule above reconciles our operating income to net income in accordance with generally accepted accounting principles.

YEARS ENDED DECEMBER 31, 2001 AND 2000

      Consolidated net income after realized gains and Federal income taxes increased by $6.0 million to $28.9 million ($0.57 per share) in 2001, compared to $22.9 million ($0.49 per share) in 2000. Net operating income increased by $4.1 million to $26.9 million in 2001 compared to $22.8 million in 2000.

      Operating income from our Career Agency segment decreased by $0.4 million or 1%, compared to 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. Operations, offset by a reduction in general expenses.

      Our senior market brokerage segment improved results by more than 51%, increasing operating income by $2.8 million. This improvement is the result of continued internally generated growth of business in this segment, primarily in the Medicare supplement and long term care lines.

      The operating income for our special markets segment for 2001 improved by $0.6 million compared to 2000. In the fourth quarter of 2000, we wrote off $1.4 million of deferred acquisition costs related to our decision to exit the major medical line of business. Adjusted for this item, operating income for the segment decreased by $0.8 million. This decrease is due primarily to a reduction in the overall business of the segment, resulting primarily from our decision to exit the major medical line of business.

      Operating income from our administrative services segment improved by $2.8 million or 72% in 2001 compared to 2000. The increase is due primarily to the growth in the Medicare supplement business administered by this segment.

      The decrease in the operating loss from our corporate segment is due primarily to the reduction in interest cost. This reduction was due to a combination of a declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2000.

      Our effective tax rate was 33.2% for 2001 as compared to 30.8% in 2000. As a result of the increased profitability of the administrative services segment, valuation allowances on certain of the tax loss carryforwards were no longer considered necessary during both 2001 and 2000. The amount of the valuation allowance released through deferred income tax expense during 2001 was $0.7 million compared to $1.3 million during 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

      Consolidated net income after realized gains and Federal income taxes increased by $13.3 million to $22.9 million ($0.49 per share) in 2000, compared to $9.6 million ($0.34 per share) in 1999. Net operating income increased by $13.0 million to $22.8 million in 2000 compared to $9.8 million in 1999.

      Operating income from our career agency segment increased by $17.1 million, reflecting the inclusion of a full year of operating results in 2000 compared to the inclusion of five months of operating results in 1999. The results for 2000 were consistent with 1999 on an annualized basis.

      Our senior market brokerage segment improved results by more than 40%, increasing operating income by $1.6 million. This improvement is the result of continued internally generated growth of business in this segment, primarily in the Medicare supplement and long term care lines, offset in part by a deterioration in overall loss ratios for the segment from 73% to 78%.

      The operating income for our special markets segment for 2000 improved by approximately 4% over 1999. This reflects the inclusion of a full year of operating income in 2000 from the business acquired in 1999 compared to only five months in 1999. However, underwriting results for the segment were negatively impacted by a deterioration of the loss ratios in the major medical line of business. Based in part on the poor performance of this block of business, and in an effort to focus more on strategic core business lines, we decided to exit the major medical business during 2000. As a result, we wrote off $1.4 million of deferred acquisition costs relating to that line of business.

      Operating income from our administrative services segment nearly doubled in 2000 compared to 1999, primarily as a result of the acquisitions of American Insurance Administration Group, Inc. in January 2000 and CHCS in August 2000.

      The increase in the operating loss from our corporate segment reflected the inclusion in 2000 of a full year of interest expense and other costs related to the debt incurred in connection with the business we acquired in 1999 compared to the inclusion of only five months of interest expense and other costs for 1999.

      Our effective tax rate was 30.8% for 2000 as compared to 38.9% in 1999. As a result of the increased profitability of the administrative services segment, valuation allowances on certain of the non-life tax loss carryforwards were no longer considered necessary as of December 31, 2000. The amount of the valuation allowance released was $1.3 million and was recorded as a benefit in the deferred income tax expense.

SEGMENT RESULTS - CAREER AGENCY

                                                                       For the year ended December 31,
                                                                      2001           2000          1999
                                                                      ----           ----          ----
                                                                                 (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                 $  14,116      $  17,258      $  7,198
  Accident & Health                                                  112,028        112,100        48,365
                                                                   ---------      ---------      --------
  Net premiums                                                       126,144        129,358        55,563
Net investment income                                                 32,768         31,714        12,133
Other income                                                           1,383            647           228
                                                                   ---------      ---------      --------
  Total revenue                                                      160,295        161,719        67,924
                                                                   ---------      ---------      --------
Policyholder benefits                                                 83,947         81,432        30,396
Interest credited to policyholders                                     1,981          1,657           437
Change in deferred acquisition costs                                 (12,178)       (12,476)       (2,919)
Amortization of present value of future profits and goodwill               7             28            12
Commissions and general expenses, net of allowances                   58,111         62,264        28,239
                                                                   ---------      ---------      --------
  Total benefits, claims and other deductions                        131,868        132,905        56,165
                                                                   ---------      ---------      --------
  Segment operating income                                         $  28,427      $  28,814      $ 11,759
                                                                   =========      =========      ========

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Operating income from our Career Agency segment decreased by $0.4 million or 1%, compared to 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. Operations, offset by a reduction in general expenses.

     REVENUES. Net premiums for the 2001 fell by approximately 2.5% compared to 2000. In the U.S. the decrease is due to a greater amount of annuities, which are not reported as premiums for GAAP purposes. The decrease in Canadian net premium is due to the run-off of the older block of Canadian business. Canadian operations accounted for approximately 37% of the net premiums for the segment for both 2001 and 2000.

     Net investment income increased by approximately 3% over 2000. The increase is due to an increase in the segment's invested assets, offset by a decrease in the overall yield.

     Other income increased by approximately $0.7 million in 2001 compared to 2000. This increase is due primarily to fees associated with the sale by Career Agents of a recently introduced product designed to provide access to nursing home and home healthcare services. This increase in other income is largely offset by an increase in commissions related to this non-insurance product.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including a change in reserves, increased by approximately 3% compared to 2000 on an annualized basis. This was due to higher overall loss ratios, primarily in the accident & health lines of business, for the segment in 2001 compared to 2000 on lower premium, as noted above.

     The increase in deferred acquisition costs was approximately $0.3 million less in 2001, compared to the increase in 2000. This reflects a decrease in the underwriting and issue costs and a higher level of amortization as the post acquisition block of business increases.

     Commissions and general expenses decreased by approximately $4.2 million, or 7%, in 2001 compared to 2000 on an annualized basis. The decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Operating income from our Career Agency segment increased by $17.1 million, reflecting the inclusion of a full year net of operating results for this segment in 2000 compared to the inclusion of five months of operating results in five months in 1999.

     REVENUES. Net premiums for the year fell by approximately 3% for the segment compared to 1999 on an annualized basis. Canadian operations accounted for approximately 37% of the net premiums for both 2000 and 1999. During 2000, we began to develop new products for the Career Agency sales force which are based on the Senior Market Brokerage products. Additionally, we were focused on the recruiting and training of new agents during the year.

     Net investment income increased by approximately 9% over 1999 on an annualized basis. The increase resulted from the increase in the average invested assets for the comparable periods. Average invested assets increased as a result of earnings for the year, as well as the movement of the proceeds from certain acquisition related transactions from short-term investments in 1999 to long-term investments in 2000.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including a change in reserves, increased by approximately 12% compared to 1999 on an annualized basis. This was due to higher overall loss ratios.

     The increase in deferred acquisition costs was approximately $5.5 million more in 2000, compared to the increase in 1999 on an annualized basis and is directly related to the new business sold in 2000. The deferred acquisition costs in this segment relates solely to business sold subsequent to our acquisition of PennCorp Life (Canada) and Pennsylvania Life.

     Commissions and general expenses decreased by approximately $5.5 million or 8% in 2000 compared to 1999 on an annualized basis. Approximately $2.8 million of the decrease related to a reduction in the overall commission rate for our Career Agents, as well as a reduction in stock-based compensation related to agent production. The remaining decrease related to the decrease in production as compared to 1999 on an annualized basis.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                    For the year ended December 31,
                                                                    2001          2000         1999
                                                                    ----          ----         ----
                                                                               (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                               $  5,252      $  3,669      $  1,068
  Accident & Health                                                72,636        48,451        31,574
                                                                 --------      --------      --------
  Net premiums                                                     77,888        52,120        32,642
Net investment income                                              11,740        11,391         9,422
Other income                                                            2             3            41
                                                                 --------      --------      --------
  Total revenue                                                    89,630        63,514        42,105
                                                                 --------      --------      --------
Policyholder benefits                                              61,639        40,656        23,643
Interest credited to policyholders                                  4,524         4,996         5,550
Change in deferred acquisition costs                               (7,751)       (5,015)       (3,722)
Amortization of present value of future profits and goodwill          200           183           183
Commissions and general expenses, net of allowances                22,726        17,203        12,580
                                                                 --------      --------      --------
  Total benefits, claims and other deductions                      81,338        58,023        38,234
                                                                 --------      --------      --------

  Segment operating income                                       $  8,292      $  5,491      $  3,871
                                                                 ========      ========      ========

     The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market Brokerage segment and the corresponding average amount of premium retained. We reinsure a substantial portion of all of our senior market brokerage products with unaffiliated third party reinsurers under various quota share agreements. Medicare supplement written premium is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. We also acquired various blocks of Medicare supplement premium, which we reinsure under quota share reinsurance agreements ranging from 50% to 100%. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes.

                                       2001                  2000                1999
                                       ----                  ----                ----
                                  Gross      Net       Gross       Net      Gross       Net
                                 Premiums   Retained  Premiums   Retained  Premiums   Retained
                                 --------   --------  --------   --------  --------   --------
                                                     (in thousands)
Medicare Supplement acquired     $149,287      7%     $145,972      8%     $ 95,062     13%
Medicare Supplement written       161,121     31%       82,013     31%       34,810     34%
Other supplemental health          22,553     61%       20,701     56%       12,812     60%
Senior life insurance               8,328     69%        6,625     50%        3,560     50%
                                 --------             --------             --------
Total gross premiums written     $341,289     23%     $255,311     20%     $146,244     22%
                                 ========             ========             ========

YEAR ENDED DECEMBER 31, 2001 AND 2000

     Operating income from our Senior Market Brokerage segment increased by $2.8 million, or 51%, in 2001 compared to 2000. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare Supplement/Select and long term care lines.

     REVENUES. Total gross premium written increased $86.0 million, or 34%, over 2000. This increase consisted of an increase of $79.1 million, or 96%, on Medicare supplement business written by our insurance companies, an increase of $3.3 million in Medicare supplement premium acquired through acquisition, an increase of $1.9 million in other senior supplemental health premium and an increase of $1.7 million in senior life insurance premium.

     This increase in gross premium for the Senior Market portfolio products by our insurance company subsidiaries was the result of strong sales in the prior year together with continued increase in new sales in the current year. New production of our Senior Market products amounted to $109.7 million for 2001 compared to $85.1 million for 2000.

     The increase in Medicare supplement acquired gross premium is due to new sales by our insurance subsidiary, Constitution Life Insurance Company, which are substantially ceded, and the effect of rate increases, offset by expected lapses.

     The increase of $1.9 million in other supplemental senior health gross premiums was the result of new sales of long term care products offset by the run off of premium associated with the acquired block of long term care products.

     Net premiums for 2001 increased by approximately $25.8 million, or 49%, compared to 2000. Net premiums did not increase in line with the gross premiums due to a change in the mix of annualized premium in force. The amount of premium retained increased from 20% in 2000 to 23% in 2001 due to the increase in Medicare Supplement/Select premiums written, which we retain 30% on average.

     Net investment income increased by 3% compared to 2000, as a result of the increasing asset base, offset by a decrease in the overall yield.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $21.0 million, or 52%, compared to 2000, due primarily to the increase in the annualized premium in force.

     Interest credited to policyholders decreased by approximately $0.5 million as a result of the decrease in the effective interest rate credited to the policies in 2001 compared to 2000 and the expected lapses of policies in force.

     The increase in deferred acquisition costs was approximately $2.7 million more in 2001, compared to the increase in 2000. The increase in deferred acquisition costs related to the increase in premiums issued during 2001, primarily Medicare supplement, compared to 2000.

     Commissions and general expenses increased by approximately $5.5 million or 32% in 2001 compared to 2000. The following table details the components of commission and other general expenses:

                                                               2001          2000
                                                               ----          ----
     Commissions                                             $ 59,997      $ 43,131
     Other operating costs                                     41,426        33,345
     Reinsurance allowances                                   (78,697)      (59,273)
                                                             -------       --------
     Commissions and general expenses, net of allowances     $ 22,726      $ 17,203
                                                             ========      ========

     The ratio of commissions to gross premiums increased to 17.6% in 2001 from 16.9% in 2000. Other operating costs as a percentage of gross premiums decreased to 12.1% in 2001 from 13.1% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded were relatively flat at 29.9% in 2001 compared to 29.2% in 2000.

YEAR ENDED DECEMBER 31, 2000 AND 1999

     Operating income from our Senior Market Brokerage segment increased by $1.6 million, or 42%, in 2000 compared to 1999.

     REVENUES. Total gross premium written increased $109.1 million, or 75%, over 1999. This increase consisted of an increase of $47.2 million, or 136%, on Medicare supplement business written by our insurance companies, an increase of $50.9 million in Medicare supplement premium acquired through acquisition, an increase of $7.9 million in other senior supplemental health premium and an increase of $3.1 million in senior life insurance premium.

     This increase in gross premium written by our insurance company subsidiaries was the result of an increase in sales of $48.5 million, or 133%, of the senior market products from $36.6 million in 1999 to $85.1 million in 2000. Medicare supplement written premium grew as a result of the increase in the number of general agents under contract and by the disenrollment of policyholders by HMO's. In addition, premiums increased as a result of rate increases that we implemented in 2000. This increase was partially offset by lapses attributable to the rate increases.

     The 1999 amount of gross premium for Medicare supplement acquired included approximately $36.7 million of gross premiums received on policies from the business acquired in 1999 for the five months ended December 31, 1999. On a annualized basis, the gross premium on this acquired business would have been $88.1 million. Gross premiums for this acquired business were $89.7 million in 2000, a $1.6 million increase compared to annualized 1999.

     The increase of $7.9 million in other supplemental health gross premiums was the result of increased new sales of long term care products and an increase of $2.8 million due to the inclusion in 2000 of twelve months of long term care premiums from the business acquired in 1999 compared to the inclusion of only five months of such premiums in 1999. Senior life insurance premium increased in 2000 as a result of increased sales resulting from more general agents under contract.

     Net premiums for 2000 increased by approximately $19.5 million, or 60%, compared to 1999. Net premiums did not increase in line with the gross premiums due to a decrease in the amount of retained Medicare supplement written premium from 34% in 1999 to 31% in 2000. This reduction in retained premium was a result of increased premiums written by our American Pioneer Life Insurance Company subsidiary for which 75% quota share reinsurance agreements are in force. The Retained Medicare supplement acquired premium decreased from 13% in 1999 to 8% in 2000 as a result of the inclusion of a full year of the Medicare supplement premium from the business acquired in 1999, which premium was 100% reinsured under agreements that predated the acquisition. The other supplemental senior health insurance retained decreased from 60% in 1999 to 56% in 2000 as result of the increased writing of long term care insurance that is reinsured pursuant to 50% quota share reinsurance agreements.

     Net investment income increased by approximately 21% over 1999, as a result of the increase in the average invested assets for the comparable periods. Average invested assets increased primarily as a result of increased cash flow from operations.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $17.0 million, or 72%, compared to 1999. Net policyholder benefits increased more than net premium primarily due to an increase in loss ratios on our Medicare supplement written policies from approximately 70% in 1999 to 75% in 2000. In response to this increase in the loss ratio, we have implemented rate increases, which will be effective during 2001. The loss ratios on the Medicare supplement acquired policies increased slightly from 82% in 1999 to 84% in 2000. In addition, the net benefits incurred from the business acquired in 1999 increased $2.0 million as a result of including twelve months of operations in 2000 compared to only five months of operations in 1999.

     Interest credited to policyholders decreased by approximately $0.6 million, or 10%, as a result of the decrease in the effective interest rate credited to the policies in 2000 compared to 1999 and the expected lapses of policies in force.

     The increase in deferred acquisition costs was approximately $1.3 million more in 2000, compared to the increase in 1999. The increase in deferred acquisition costs related to the increase in premiums issued during 2000 compared to 1999.

     Commissions and general expenses increased by approximately $4.6 million or 37% in 2000 compared to 1999. The following table details the components of commission and other general expenses:

                                                               2000          1999
                                                               ----          ----
     Commissions                                             $ 43,131      $ 24,181
     Other operating costs                                     33,345        21,262
     Reinsurance allowances                                   (59,273)      (32,863)
                                                             --------      --------
     Commissions and general expenses, net of allowances     $ 17,203      $ 12,580
                                                             ========      ========

     The ratio of commissions to gross premiums remained relatively flat at 16.9% in 2000 and 16.5% in 1999. Other operating costs as a percentage of gross premiums decreased to 13.1% in 2000 from 14.5% in 1999. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded were relatively flat at 29.2% in 2000 compared to 28.9% in 1999.

SEGMENT RESULTS - SPECIAL MARKETS

                                                                  For the year ended December 31,
                                                                   2001        2000       1999
                                                                   ----        ----       ----
                                                                          (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                               $11,239     $12,773     $ 9,325
  Accident & Health                                               13,935      25,502      17,947
                                                                 -------     -------     -------
  Net premiums                                                    25,174      38,275      27,272
Net investment income                                             13,434      14,704       8,662
Other income                                                         203         332         246
                                                                 -------     -------     -------
  Total revenue                                                   38,811      53,311      36,180
                                                                 -------     -------     -------

Policyholder benefits                                             19,433      31,831      19,216
Interest credited to policyholders                                 3,764       3,477       2,681
Change in deferred acquisition costs                                 713       1,566         412
Amortization of present value of future profits and goodwill         224         230         314
Commissions and general expenses, net of allowances                9,253      11,417       8,939
                                                                 -------     -------     -------
  Total benefits, claims and other deductions                     33,387      48,521      31,562
                                                                 -------     -------     -------
  Segment operating income                                       $ 5,424     $ 4,790     $ 4,618
                                                                 =======     =======     =======

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Operating results from our Special Markets segment for 2001 improved by $0.6 million compared to 2000.

     REVENUES. Net premiums for 2001 decreased by $13.1 million or 34% compared to 2000. Major medical premiums decreased by approximately $10.7 million compared to 2000, directly related to our decision, in the fourth quarter of 2000, to exit the major medical line of business. Life premiums decreased by $1.5 million.

     Net investment income decreased by $1.3 million compared to 2000. This decrease is due to a combination of a lower invested asset base, combined with a decrease in the overall yield.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits decreased by $12.4 million in 2001 compared to 2000. This decrease is related to the decline in premium for the segment, offset by an increase in the overall loss ratios for the segment, compared to 2000.

     Interest credited to policyholders was consistent with 2000.

     The net amortization of deferred acquisition costs decreased by $0.9 million in 2001, compared to 2000. In the fourth quarter of 2000, we wrote off approximately $1.4 million of deferred acquisition costs related to our decision to exit the major medical line of business. Adjusting for this item, net amortization of deferred acquisition costs increased by $0.5 million, reflecting lower levels of production as the remaining lines of business run off.

     Commissions and general expenses, net of allowances, decreased by $2.2 million, or 19%, during 2001, compared to 2000. This reflects the lower costs associated with the reduction in premium.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Operating results from our Special Markets segment for 2000 improved approximately 4% compared to 1999.

     REVENUES. Net premiums for 2000 increased by $11.0 million or 40% compared to 1999. Approximately $10.6 million of the increase, including $3.3 million of life premium and $7.3 million of accident and health premium, related to the inclusion of a full year of operating results in 2000 for the business acquired in 1999, compared to the inclusion of only five months in 1999.

     Net investment income increased by $6.0 million compared to 1999, primarily due to the inclusion in 2000 of twelve months of investment income on assets relating to the business acquired in 1999, compared to the inclusion of only five months in 1999.

     BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits increased by $12.6 million in 2000 compared to 1999. Approximately $9.8 million of the increase related to the inclusion in 2000 of a full year of operating results the business acquired in 1999 compared to the inclusion of only five months of operating results in 1999. Approximately $2.0 million resulted from deterioration in the loss ratios from the major medical business of the segment. The remaining increase related to adverse mortality for the life business in 2000 compared to 1999.

     The increase in interest credited of $0.8 million was due primarily to the inclusion of a full year of operating results for the business acquired in 1999.

     The increase in the net amortization of deferred acquisition costs related primarily to our decision to exit the major medical line of business. As a result of this decision, we wrote off approximately $1.4 million of deferred acquisition costs in 2000.

     Commissions and general expenses, net of allowances, increased by $2.5 million, or 28%, during 2000. An increase of approximately $3.3 million was due to the inclusion of a full year of operating results of the business acquired in 2000 compared to the inclusion of only five months of operating results in 1999. Offsetting this increase was a decrease in operating expenses relating to existing blocks of business.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                                    For the year ended December 31,
                                                                       2001       2000        1999
                                                                       ----       ----        ----
                                                                              (in thousands)

Service fee income                                                   $32,831     $24,130     $9,290
Net investment income                                                    322          77         --
                                                                     -------     -------     ------
  Total revenue                                                       33,153      24,207      9,290
                                                                     -------     -------     ------
Amortization of present value of future profits and goodwill           2,206       2,920         --
General expenses                                                      24,322      17,443      7,254
                                                                     -------     -------     ------
  Total benefits, claims and other deductions                         26,528      20,363      7,254
                                                                     -------     -------     ------
Segment operating income                                               6,625       3,844      2,036
Depreciation, amortization and interest                                3,108       3,379        320
                                                                     -------     -------     ------
Earnings before interest, taxes, depreciation and amortization (1)   $ 9,733     $ 7,223     $2,356
                                                                     =======     =======     ======

(1) For our Administrative Services segment, we evaluate its results based on earnings before interest, taxes, depreciation and amortization, which is not in accordance with generally accepted accounting principles.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Operating income for the Administrative Services segment for 2001 improved by more than 72% over the amount in 2000, primarily as the result of the increase in Medicare premiums being serviced by our administrative services company. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by approximately 35% to $9.7 million in 2001.

     Service fee income increased by $8.7 million, or 36%, in 2001 as compared to 2000. Fees for our administration of Medicare supplemental business increased by $4.6 million, or 46%, in 2001 compared to 2000, primarily as a result of the increase in Medicare business issued by our Senior Market Brokerage segment. Fees for our administration of long term care business increased $4.3 million in 2001 compared to 2000. This increase is due primarily to the inclusion of a full year of operations of CHCS in 2001 compared to only five months in 2000. Currently our Administrative Services segment generates 48% of its revenues from the administration of business on behalf of affiliates, 27% from unaffiliated third party clients and 25% from the reinsurer of 100% of a certain block of business of one of our insurance subsidiaries. Fees for the affiliated business are priced using terms similar to those charged for our unaffiliated business.

     For the year ended December 31, 2000, our Administrative Services segment generated $24.1 million in service fee income with 42% of its revenues from the administration of business on behalf of affiliates, 25% from unaffiliated third party clients and 33% from the reinsurer of 100% of a certain block of business of one of our insurance subsidiaries.

     The amortization of present value of future profits and goodwill in 2001 related primarily to the acquisition of American Insurance Administration Group. Approximately $7.7 million of present value of future profits ("PVFP") was established when we acquired that company. The PVFP is amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years and, accordingly, the amortization is heavily weighted to that period. Approximately $2.1 million of the PVFP was amortized during 2001 and $2.8 million of the PVFP was amortized during 2000. Cumulatively, 64% of the PVFP has been amortized, with 36% of the original balance remaining as of December 31, 2001. We expect to amortize approximately $1.7 million of PVFP in 2002. The remaining amortization related to the goodwill established in connection with the acquisition of CHCS, which we expect will have no amortization expense in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     General expenses for the segment increased by $6.9 million in 2001 compared to 2000. Expenses relating to the administration of long term care business increased by approximately $4.3 million. This increase is due primarily to the inclusion of a full year of operations of CHCS operations in 2001 compared to only five months in 2000. The remaining increase related to the costs associated with the increase in Medicare business administered, primarily for our affiliated insurance subsidiaries.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Operating income for the Administrative Services segment nearly doubled in 2000 compared to 1999, primarily as a result of the acquisition of American Insurance Administration Group in January 2000 and the acquisition of CHCS in August 2000.

     Service fee income from the Administrative Services segment increased by $14.9 million, or 161%, in 2000 as compared to 1999. Fees from American Insurance Administration Group added $10.3 million in revenues and CHCS, acquired in August 2000, added $2.2 million in revenues to the segment in 2000. Affiliated revenues at WorldNet Services Corp. increased by $2.7 million as a result of the increase in premiums serviced by WorldNet on behalf of affiliated insurance subsidiaries.

     As of December 31, 2000, the Administrative Services segment administered more than $308.5 million of annualized in force premium. Approximately $276.7 million of annualized premium in force was administered on behalf of affiliates. This, combined with fees for telephone support and managed care and claims services on behalf of the affiliated insurance subsidiaries, generated $18.1 million of affiliated revenue for 2000. The remaining $6.0 million was generated from services provided to unaffiliated companies.

     The amortization of present value of future profits and goodwill in 2000 related primarily to the acquisition of American Insurance Administration Group. During 2000, approximately $2.8 million, or 37% of the original balance, was amortized. The remaining amortization related to the goodwill established in connection with the acquisition of CHCS.

     General expenses for the segment increased by $10.2 million in 2000 compared to 1999. Approximately $8.1 million of the increase related to the two acquisitions. The remaining increase related to the costs associated with the increase in business administered for our affiliated insurance subsidiaries.

SEGMENT RESULTS - CORPORATE

     The following table presents the primary components comprising the corporate segment's operating loss:

                                                For the year ended December 31,

                                                       2001        2000        1999
                                                       ----        ----        ----
                                                               (in thousands)
Interest cost of acquisition financing                $5,152     $  7,097      $2,859
Amortization of capitalized loan origination fees        530          528         220
Stock-based compensation expense                         730          757         921
Other parent company expenses, net                     2,071        1,987       1,987
Insurance settlement                                      --         (350)
                                                      ------     --------      ------
  Segment operating loss                              $8,483     $ 10,019      $5,987
                                                      ======     ========      ======

YEARS ENDED DECEMBER 31, 2001 AND 2000

     The decrease in the operating loss from our corporate segment is due primarily to the reduction in interest cost. This reduction was due to a combination of the declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2000. During 2001, we repaid $8.2 million of our term loan while at the same time the weighted average interest rate on our debt decreased to 7.84% from 10.05% in 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     The increase in the interest cost and the amortization of capitalized loan fees reflected the inclusion of a full year's costs in 2000 compared to five months in 1999. The stock-based compensation expense decreased due to termination of options as the result of employees leaving the company prior to vesting.

RESTRUCTURING COSTS

     In January 2000, the Company announced that it had approved a plan to consolidate the Raleigh location acquired in the 1999 Acquisition into its locations in Toronto (Canada), Pensacola (Florida) and Orlando (Florida) in order to improve operating efficiencies and capabilities. The plan to consolidate this location was being formed at the date of the acquisition and was approved by the Board of Directors. Accordingly, the Company recorded an $11.1 million restructuring liability in its accounting for the 1999 Acquisition. These restructuring costs were accounted for under EITF No 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). During 2001, we paid $2.8 million of restructuring costs. As of December 31, 2001, the remaining liability consisted of employee relocation costs of $0.2 million.

ELIMINATIONS

     The Corporate segment reflects the elimination of revenues and expenses associated with services performed by our Administrative Services segment for our insurance company subsidiaries. These eliminations amounted to $23.6 million for 2001, $18.1 million for 2000 and $7.3 million for 1999. The Corporate segment also reflects the elimination of interest income and expense on debentures issued by our parent holding company to our American Progressive subsidiary of $0.5 million for 2001, $0.7 million for 2000 and $0.7 million for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We use capital primarily to maintain or increase the surplus of our insurance company subsidiaries and to support our holding company as an insurance holding company. In addition, we require capital to fund our anticipated growth through acquisitions of other companies or blocks of insurance business.

     We require cash to meet our obligations under our credit facility and our outstanding debentures held by our subsidiary, American Progressive. We also require cash to pay the operating expenses necessary to function as an insurance holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs involved in being a public company.

     We believe that our current cash position, the availability of the revolving credit facility, the expected cash flows of the administrative service company and the surplus note interest payments from American Exchange can support our parent holding company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

     Contractual Obligations and Commercial Commitments

     Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The loans call for interest at LIBOR for one, two, three or six months plus 350 basis points (currently 5.37%). Principal repayments are due on a quarterly basis over a seven-year period that commenced on July 31, 2000. The final maturity date of the facility is July 31, 2006. We pay a commitment fee of 50 basis points on the unutilized portion of the revolving facility. The term loan is secured by a first priority security interest in 100% of the outstanding common stock of American Exchange, American Progressive, and WorldNet Services and 65% of the outstanding under common stock of UAFC (Canada) Inc. (the parent of PennCorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. As of December 31, 2001, $58.5 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. We incurred the revolving indebtedness in connection with our acquisition of CHCS in August 2000. During January 2002, we made a regularly scheduled repayment that further reduced the outstanding balance of the term loan to $55.9 million. During 2001, we paid $5.2 million in interest and repaid $8.2 million in principal on the term loan. For 2000, we paid $7.1 million in interest and repaid $3.4 million in principal on the term loan.

The following table shows the schedule of remaining principal payments on the Company's outstanding term loan, with the final payment in July 2006:

                    Principal
                    Repayment
                    ---------
                  (In thousands)
         2002      $   10,700
         2003          11,525
         2004          12,400
         2005          13,275
         2006          10,575
                   ----------
          Total    $   58,475
                   ==========

     We are obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Rent expenses for the three years ended December 2001, 2000 and 1999 was $1.8 million, $2.9 million, and $1.5 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 2001 under non-cancelable operating leases are as follows:

                               (In thousands)
         2002                       $  1,737
         2003                          1,516
         2004                          1,435
         2005                            947
         2006 and thereafter           5,686
                                   ---------
              Totals               $  11,321
                                   =========

     Other than the lease obligations noted above, we do not have any contractual or other commitments involving off-balance sheet arrangements.

         Equity Offering

         On July 12, 2001, the Company entered into an Underwriting Agreement with Banc of America Securities LLC and Raymond James & Associates, Inc., as representatives of the underwriters named therein, and certain shareholders of the Company, with respect to the sale of up to 7,950,000 shares of the Company's common stock (including 750,000 shares of Common Stock subject to an over-allotment option granted to the Underwriters by the Company and some of the selling shareholders). As a result, on July 12, 2001, the Company issued five million shares of common stock at a price of $5.00 per share, generating proceeds of $25 million. Expenses for this transaction, including the underwriters' discounts and commissions, amounted to $2.4 million, resulting in net proceeds of $22.6 million to the Company. The proceeds from this offering were used to enhance the capital and surplus of certain of our insurance subsidiaries through capital contribution totaling $9.3 million ($5.0 million to American Pioneer and $4.3 million to American Exchange), to reduce intercompany obligations by $5.5 million and to hold the balance at the parent company for general corporate purposes. In connection with this offering, certain shareholders of the company, none of whom were management, sold 2.2 million shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

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

         In connection with an agreement entered into in 1996 under which American Pioneer became a direct subsidiary of our holding company rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. A portion of the proceeds from our equity offering in July 2001 was used to pay down $5.5 million of the debentures. At December 31, 2001, $2.4 million of the debentures remained outstanding and are due between December 2002 and May 2003. Our holding company pays interest on the remaining debentures quarterly at a rate of 8.50%. During 2001 our parent holding company paid $0.5 million in interest on these debentures to American Progressive and $0.7 million in 2000, which was eliminated in consolidation.

         ADMINISTRATIVE SERVICE COMPANY

         Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). For the year ended December 31, 2001, EBITDA for our administrative services segment was $9.7 million.

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of December 31, 2001, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary totaled $70 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2001, American Exchange paid $5.7 million in interest on the surplus notes to our parent holding company and paid $7.2 million in 2000. No principal payments were made during 2001 or 2000.

         During 2001, Union Bankers paid cash dividends amounting to $1.7 million to American Exchange. In addition, the insurance companies included in the tax allocation agreement with American Exchange paid $6.5 million in tax sharing payments to American Exchange. In connection with the equity offering discussed above, American Exchange received $4.3 million in capital contributions from its parent. During 2001, American Exchange made cash capital contributions of $7.0 million to Pennsylvania Life.

         During 2000, Pennsylvania Life paid $2.9 million and Union Bankers paid $2.0 million in dividends to American Exchange. In addition, the insurance companies included in the tax allocation agreement with American Exchange paid $4.8 million in tax sharing payments to American Exchange.

         Insurance Subsidiaries

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of December 31, 2001, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of December 31, 2001 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $107.0 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of December 31, 2001 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         PennCorp Life (Canada) and Pennsylvania Life's Canadian branch are subject to Canadian capital requirements and report results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $58.6 million as of December 31, 2001. PennCorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a test of adequacy of assets in Canada and margin ratio in excess of the minimum requirement as of December 31, 2001.

         Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life (to assist in the service of the surplus note held by American Exchange) without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. Thus, future earnings of Pennsylvania Life would be available for dividends without prior approval, subject to the restrictions noted above. Based upon the current dividend regulations of the respective states, Pennsylvania Life would be able to pay ordinary dividends of up to $8.4 million and Constitution Life would be able to pay ordinary dividends of approximately $1.7 million to American Exchange (their direct parent) without the prior approval from their respective insurance departments in 2002. Additionally, in 2002, Peninsular Life would be able to pay ordinary dividends of up to $0.7 million to American Pioneer without approval from the Florida Department. We do not expect that our remaining subsidiaries will be able to pay ordinary dividends in 2002.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2001 we held reserves that exceeded the underlying cash surrender values of our inforce life insurance and annuities by $17.4 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets decreased slightly from 6.88% in 2000 to 6.76% in 2001. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         As of December 31, 2001, our insurance company subsidiaries held cash and cash equivalents totaling $49.8 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $796.2 million. The fair values of these holdings totaled more than $846.0 million as of December 31, 2001.

         INVESTMENTS

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. However, we do not invest in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States and Elliot & Page, Limited manages our Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. As of December 31, 2001, 99.0% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below by Standard & Poor's (together 1.0% of total fixed maturities as of December 31, 2001). Fixed maturities with a carrying value of $0.1 million were non-income producing for the year ended December 31, 2001. We wrote down the value of certain fixed maturity securities by $4.2 million during the year ended December 31, 2001, and by $0.5 million during 2000. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

FEDERAL INCOME TAXATION OF THE COMPANY

         We file a consolidated return for Federal income tax purposes, in which American Exchange and the companies acquired in 1999 are not currently permitted to be included. As of December 31, 2001, we (exclusive of American Exchange and the companies acquired in 1999) had net operating tax loss carryforwards of approximately $6.3 million that expire in the years 2005 to 2019. As of December 31, 2001, we also had an Alternative Minimum Tax ("AMT") credit carryforward for Federal income tax purposes of approximately $0.3 million that can be carried forward indefinitely. As a result of the change in our ownership in July 1999, use of most of our loss carryforwards is subject to annual limitations.

         American Exchange and the other U. S. companies acquired in 1999 file a separate consolidated Federal income tax return. As of December 31, 2001, these companies had net operating loss carryforwards, most of which were incurred prior to their acquisition by us, of approximately $40.4 million that expire in the years 2007 to 2013. As a result of the change in the ownership of the companies acquired in 1999, use of most of these loss carryforwards is subject to annual limitations.

         As of December 31, 2001 and 2000, we carried valuation allowances of $6.8 million and $10.4 million, respectively, with respect to our tax loss carryforwards (deferred tax assets). We determine a valuation allowance based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from our recent reorganization and from the income generated by our administrative services companies. As a result of the increased profitability of the insurance subsidiaries acquired in 1999, valuation allowances on certain of the life tax loss carryforwards were considered not necessary at December 31, 2001. The amount of the valuation allowance released during 2001 was $3.6 million and was recorded as a reduction of goodwill of $2.9 million and as a benefit in the deferred income tax expense of $0.7 million. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards were considered not necessary as of December 31, 2000. The amount of the valuation allowance released during 2000 was $1.3 million and was recorded as a benefit in the deferred income tax expense. This decrease was partially offset by the establishment of a valuation allowance for the purchased net operating losses of CHCS, which are subject to limitation on their use. We believe it is more likely than not that we will realize the recorded net deferred tax assets.

         Our U.S. insurance company subsidiaries are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of our insurance company subsidiaries' net operating loss carryforwards, there was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2001 due to this provision.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements.

         This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. Additionally, this Statement resolves significant implementation issues, which will improve compliance.

         The effective date of this Statement is for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. We anticipate that the adoption of this standard will not have a significant effect on our results of operations, financial position or liquidity.

         In the second quarter, 2001, we adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF No. 99-20 changed the method of assessing other than temporary impairments for certain mortgage and asset-backed securities classified as available for sale. The guidance requires the recognition of impairment when a change in the amount or timing of estimated cash flows results in a decline in fair value below the amortized cost basis, unless the decrease is solely a result of changes in estimated market interest rates. The new guidance also revised he method of recognizing interest income for the investments within its scope, requiring a prospective approach to account for changes in estimated future cash flows. The adoption of the new Statement did not have a material effect on our earnings for 2001or our financial position at December 31, 2001.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We anticipate that the adoption of this standard will not have a significant effect on our results of operations, financial position or liquidity.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which replaced APB Opinion No. 17, Intangible Assets. The Statement, addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement:

         - specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment;

         - provides specific guidance for testing goodwill for impairment; and

         - requires additional disclosures not previously required.

         The effective date of this Statement is for fiscal years beginning after December 15, 2001. Impairment losses are to be reported as resulting from a change in accounting principle. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $0.4 million (less than $0.01 per diluted share) per year. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we expect that the adoption of this statement will not have a material effect on our earnings or our financial position.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted this Statement, which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of the Accounting Principles Board Opinion No. 25, which clarifies the application of APB Opinion No. 25 for some issues including:

         - the definition of an employee for purposes of applying APB Opinion No. 25;

         - the criteria for determining whether a plan qualifies as a noncompensatory plan;

         - the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

         - the accounting for an exchange of stock compensation awards in a business combination.

         Interpretation No. 44 became effective July 1, 2000, but some of the conclusions were retroactive. The adoption of this guidance on July 1, 2000 did not have a material impact on our results of operations or financial position.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a significant effect on our results of operations, financial position or liquidity.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. We are exposed principally to changes in interest rates that affect the market prices of our fixed income securities.

         Interest Rate Sensitivity

         Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our insurance liabilities generally arise over relatively long periods of time, which typically permits ample time to prepare for their settlement. To date, we have not used various financial risk management tools on our investment securities, such as interest rate swaps, forwards, futures and options to modify our exposure to changes in interest rates. However, we may consider using risk management tools in the future.

         Certain classes of mortgage backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust our investment portfolio mix to mitigate this risk.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2001, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $49.4 million and a 200 basis point increase in market interest rates would result in $94.9 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $50.4 million and a 200 basis point decrease in market interest rates would result in a $104.4 million increase.

         Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2001, approximately 13.6% of our assets, 18.4% of our revenues and 36.3% of our operating income before taxes were derived from our Canadian operations. As of and for the year ended December 31, 2000, approximately 14.1% of our assets, 20.0% of our revenues and 35.6% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         As of December 31, 2001, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $1.4 million and a decrease in shareholders' equity of approximately $5.7 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our executive officers and directors:

NAME                                            AGE    POSITION

Richard A. Barasch (4) ........................ 48     Chairman of the Board of Directors, President and Chief
                                                       Executive Officer; Director and President of American
                                                       Progressive; and Chairman of the Board of all our other
                                                       subsidiaries.

Robert A. Waegelein, C.P.A (3)................. 41     Senior Vice President and Chief Financial Officer; Director
                                                       of all subsidiaries

Gary W. Bryant ................................ 52     Senior Vice President and Chief Operating Officer of the
                                                       Company; President, Chief Executive Officer and Director of
                                                       American Pioneer; Vice Chairman of American Progressive and
                                                       President and Director of American Exchange, Constitution
                                                       Life, Marquette National Life, Peninsular Life and Union
                                                       Bankers.

William E. Wehner, C.L.U....................... 58     President and Director of Pennsylvania Life; and Senior
                                                       Vice President and Chief Marketing Officer of American
                                                       Pioneer and other subsidiaries.

Bradley E. Cooper (3) (4) ..................... 35     Director

Susan S. Fleming (2)........................... 31     Director

Mark M. Harmeling (2).......................... 49     Director

Bertram Harnett (3) (4) ....................... 78     Director

Patrick J. McLaughlin (1) (3) (4) ............. 43     Director

Robert A. Spass (4) ........................... 46     Director

Francis S. Wilson (1) (2)...................... 53     Director

Robert F. Wright (1)........................... 76     Director

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.

(3)      Member of the Investment Committee.

(4)      Member of the Executive Committee.

         RICHARD A. BARASCH. Mr. Barasch has served as a Director since July 1988, as Chairman since December 1997, as President since April 1991 and as Chief Executive Officer since June 1995. He has served as a Director and the President of American Progressive since 1991, and he is Chairman of the Board of all of our subsidiaries. Mr. Barasch has held positions with our subsidiaries since their acquisition or organization.

         ROBERT A. WAEGELEIN, C.P.A. Mr. Waegelein has served as our Senior Vice President and Chief Financial Officer since October 1990 and has been Chief Financial Officer of each of our subsidiaries since they were acquired or organized. Prior to that, Mr. Waegelein, a certified public accountant, was employed by KPMG Peat Marwick LLP, the company's then independent public accountants, in positions of increasing responsibility, finally serving as Senior Manager.

         GARY W. BRYANT. Mr. Bryant has served as Senior Vice President since June 1995 and Chief Operating Officer since June 2000. He has also been a Director and President and Chief Executive Officer of American Pioneer since April 1983, Vice Chairman of American Progressive since 2001 and a Director and President of American Exchange since December 1997. In addition, Mr. Bryant has served as a Director and President of Constitution Life, Marquette, Peninsular Life and Union Bankers since March 2000. Mr. Bryant has also served as the Chairman of the Board of AIAG since January 2000.

         WILLIAM E. WEHNER, C.L.U. Mr. Wehner has served as a Director and as President of Pennsylvania Life since April 2000. Mr. Wehner has also been Senior Vice President and Chief Marketing Officer of American Pioneer and other subsidiaries since November 1997. Mr. Wehner was employed for over twenty years by Mutual Life Insurance Company of New York and its affiliates in positions of increasing responsibility, finally serving as Vice President for Group Insurance.

         BRADLEY E. COOPER. Mr. Cooper has served as a Director since July 1999. Mr. Cooper is a Partner and co-founder of Capital Z Financial Services Fund II L.P. which owns 47.8% of our outstanding stock. Prior to joining Capital Z, Mr. Cooper served in similar roles at Insurance Partners, L.P. and International Insurance Investors, L.P. Prior to that, Mr. Cooper was an investment banker in the Financial Institutions Group at Salomon Brothers, Inc. Mr. Cooper currently serves on the board of directors of SNTL Group, Highlands Insurance Group and CERES Group, Inc.

         SUSAN S. FLEMING. Ms. Fleming has served as a Director since July 1999. She is a Partner of Capital Z Financial Services Fund II L.P. Prior to joining Capital Z, Ms. Fleming served as Vice President of Insurance Partners, L.P. and was an investment banker in the Mergers and Acquisitions Financial Institutions Group at Morgan Stanley & Co. Ms. Fleming currently serves on the Board of Directors of CERES Group, Inc.

         MARK M. HARMELING. Mr. Harmeling has served as a Director since July 1990. He has also served as Director of American Progressive from 1992 to 1999. Mr. Harmeling is a Managing Director of TA Associates Realty, a pension fund advisory firm. He was previously President of Bay State Realty Advisors, a real estate management and development company. Mr. Harmeling is also a Director of Rochester Shoetree Corporation (since 1988) and Applied Extrusion Technologies, Inc. (since 1987).

         BERTRAM HARNETT. Mr. Harnett has served as a Director since 1996. Mr. Harnett has been a practicing lawyer since 1948 and has been President of the law firm of Harnett Lesnick & Ripps P.A., Boca Raton, Florida and its predecessors since 1988. He is the author of treatises on insurance law and is a former Justice of New York State Supreme Court.

         PATRICK J. MCLAUGHLIN. Mr. McLaughlin has served as a Director since January 1995. Mr. McLaughlin has been a Managing Director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993. Prior to that he was an Executive Vice President and Chief Investment Officer of Life Partners Group, Inc., Managing Director of Conning & Company and Senior Vice President and Chief Investment Officer of ICH Corporation.

         ROBERT A. SPASS. Mr. Spass has served as a Director since July 1999. Mr. Spass is a Partner and co-founder of Capital Z. Prior to founding Capital Z, Mr. Spass was the Managing Partner and co-founder of Insurance Partners, L.P. Prior to the formation of Insurance Partners, Mr. Spass was President and CEO of International Insurance Advisors Inc. Prior to that, Mr. Spass was a Director of Investment Banking at Salomon Brothers and a Senior Manager for Peat Marwick Main & Co. Mr. Spass serves on the board of directors of Highlands Insurance Group, Inc., SNLT Group, Inc., CERES Group, Inc., Kinexus Corporation, Aames Financial Corp. and USI Insurance Services Corp.

         FRANCIS S. WILSON. Mr. Wilson has served as a Director since October 2001. Mr. Wilson has been a managing partner of AAM Investment Banking Group, Ltd. since October 1993. Prior to that, Mr. Wilson was the chairman of Highland Development Corp. Prior to that, Mr. Wilson held various positions in the field of investment banking with the firms Prescott Ball & Turben, Inc., Dean Witter Reynolds, Inc. and Halsey, Stuary & Co., Inc. Mr. Wilson is a director of INFOCUS Financial Group, Inc. and Wasatch Crest Group, Inc.

         ROBERT F. WRIGHT. Mr. Wright has served as a Director since June 1998. Mr. Wright has been President of Robert F. Wright Associates, Inc. since 1988. Prior to that, Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP. Mr. Wright is Director of Reliance Standard Life Insurance Company (and its affiliates), GVA Williams, The Navigators Group, Inc., U.S. Timberlands Company, L.P and CDG Technology.

         All of the executive officers listed above devote their full business time to the Company. All of our officers and directors are elected annually for one-year terms. All officers and directors hold office until their successors are duly elected and qualified.

         Our by-laws provide that our Board of Directors shall set the number of directors. Our Board of Directors currently consists of nine directors.

         Our Board of Directors has an Audit Committee, which also acts as a Transactions Committee, a Compensation Committee, an Investment Committee and an Executive Committee. The Audit Committee has adopted a charter which, among other things, empowers it to consult with our independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters and, as the Transactions Committee, reviews and makes recommendations to our Board on certain capital transactions entertained by us. The Compensation Committee reviews and recommends compensation, including incentive stock option grants, of our officers. The Investment Committee reviews the Company's investment policy and guidelines, reviews portfolio performance and reviews and approves all investment transactions. The Executive Committee has the authority to act between Board meetings on behalf of our Board, on all matters allowed by law.

         Additional information regarding our directors and executive officers is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of our voting securities by directors, officers and persons who, to the best knowledge of us, are known to be the beneficial owners of more than 5% of our voting securities as of December 31, 2001, is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2001.

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

      3     EXHIBITS AND REPORTS ON FORM 8-K (A) EXHIBITS

      3(a) Restated Certificate of Incorporation filed March 30, 2000, incorporated by reference to Exhibit A of Form 8-K dated March 16, 2001.

      3(b) By-Laws, as amended, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

      4 Instruments defining rights of securityholders. See Exhibits 3(a) and 10(e)

      10(a) Amended and Restated Purchase Agreement among the Company, dated
            December 31, 1999, as amended and restated on July 2, 1999, between Universal American, PennCorp Financial Group, Inc. ("PFG") and several of PFG's subsidiaries, incorporated by reference to Annex B of Proxy Statement dated July 12, 1999.

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

      11 Computation of basic and diluted earnings per share, incorporated by reference to Note 18 of Notes to Consolidated Financial Statements for 2001, included in this Form 10-K.

      12    List of Subsidiaries:

                                                                     State of              Percentage
           Name                                                      Incorporation         Owned

           American Exchange Life Insurance Company                  Texas                 100%
           American Pioneer Life Insurance Company                   Florida               100%
           American Progressive Life & Health Insurance Company
              of New York                                            New York              100%
           CHCS, Inc.                                                Florida               100%
           CHCS Services, Inc.                                       Florida               100%
           Constitution Life Insurance Company                       Texas                 100%
           Marquette National Life Insurance Company                 Texas                 100%
           Peninsular Life Insurance Company                         Florida               100%
           PennCorp Life Insurance Company                           Ontario, Canada       100%
           Pennsylvania Life Insurance Company                       Pennsylvania          100%
           Security Health Providers, Inc.                           Delaware              100%
           Union Bankers Insurance Company                           Texas                 100%
           Universal American Services, Inc.                         Delaware              100%
           WorldNet Services Corp.                                   Florida               100%

      23(a) Consent of Ernst & Young LLP

(B)      REPORTS ON FORM 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

                                    UNIVERSAL AMERICAN FINANCIAL CORP.
                                               (Registrant)
                                       By:  /s/ Richard A. Barasch
                                            ------------------------
                                            Richard A. Barasch
                              Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons in the capacities indicated:

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

/s/ Bradley E. Cooper                     Director
-----------------------------
Bradley E. Cooper

/s/ Susan S. Fleming                      Director
-----------------------------
Susan S. Fleming

/s/ Mark M. Harmeling                     Director
-----------------------------
Mark M. Harmeling

/s/ Bertram Harnett                       Director
-----------------------------
Bertram Harnett

/s/ Patrick J. McLaughlin                 Director
-----------------------------
Patrick J. McLaughlin

/s/ Robert A. Spass                       Director
-----------------------------
Robert A. Spass

/s/ Francis S. Wilson                     Director
-----------------------------
Francis S. Wilson

/s/ Robert F. Wright                      Director
-----------------------------
Robert Wright

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                                        F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                         F-3

Consolidated Statements of Operations

 for the Three Years Ended December 31, 2001                                         F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income

 for the Three Years Ended December 31, 2001                                         F-5

Consolidated Statements of Cash Flows

 for the Three Years Ended December 31, 2001                                         F-6

Notes to Consolidated Financial Statements                                           F-7

Schedule I -- Summary of Investments - other than investments in related parties    F-38

Schedule II -- Condensed Financial Information of Registrant                        F-39

             Notes to Condensed Financial Information                               F-42

Schedule III -- Supplementary Insurance Information                                 F-43

Schedule IV - Reinsurance
               (incorporated in Note 13 to the Consolidated Financial Statements)

Schedule V - Valuation and Qualifying Accounts
               (incorporated in Note 6 to the Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

                          Independent Auditors' Report

The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

New York, New York
February 19, 2002

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)



ASSETS                                                                           2001           2000
                                                                             -----------    -----------
Investments (Notes 2 and 5):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2001, $786,844; 2000, $746,060)                         $   799,218    $   751,738
  Equity securities, at fair value (cost: 2001, $4,339; 2000, $3,819)              4,199          3,547
  Policy loans                                                                    24,043         25,077
  Other invested assets                                                            3,773          4,318
                                                                             -----------    -----------
    Total investments                                                            831,233        784,680

Cash and cash equivalents                                                         53,690         40,250
Accrued investment income                                                         12,663         11,459
Deferred policy acquisition costs (Notes 2 and 11)                                66,025         48,651
Amounts due from reinsurers (Note 13)                                            212,532        202,929
Due and unpaid premiums                                                            3,385          3,680
Deferred income tax asset (Note 6)                                                59,952         65,014
Present value of future profits and goodwill (Note 2)                             11,921         12,514
Other assets                                                                      24,515         20,687
                                                                             -----------    -----------
    Total assets                                                               1,275,916      1,189,864
                                                                             ===========    ===========
LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES

Policyholder account balances (Note 2)                                           236,742        233,415
Reserves for future policy benefits                                              591,453        565,505
Policy and contract claims - life                                                  6,282          7,207
Policy and contract claims - health (Note 12)                                     79,596         77,884
Loan payable (Note 14)                                                            61,475         69,650
Amounts due to reinsurers                                                          6,680          2,877
Restructuring liability                                                              179          2,955
Other liabilities                                                                 62,739         56,422
                                                                             -----------    -----------
    Total liabilities                                                          1,045,146      1,015,915
                                                                             -----------    -----------

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY (Notes 7 and 8)

Common stock (Authorized: 80 million shares, issued and outstanding:

  2001, 52.8 million shares; 2000, 46.8 million shares)                              528            468

Additional paid-in capital                                                       155,746        128,625

Accumulated other comprehensive income                                             5,603          4,875

Retained earnings                                                                 69,279         40,354

Less:  Treasury stock (2001, 0.1 million shares; 2000, 0.1 million shares)          (386)          (373)
                                                                             -----------    -----------
    Total stockholders' equity                                                   230,770        173,949
                                                                             -----------    -----------
    Total liabilities and stockholders' equity                               $ 1,275,916    $ 1,189,864
                                                                             ===========    ===========





                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)



   REVENUE:                                                       2001         2000         1999
                                                               ---------    ---------    ---------
Gross premiums and policyholder fees earned                    $ 513,575    $ 451,323    $ 252,553

Reinsurance premiums assumed                                       2,549        3,055        1,751

Reinsurance premiums ceded                                      (286,918)    (234,625)    (138,827)
                                                               ---------    ---------    ---------
Net premiums and policyholder fees earned (Note 13)              229,206      219,753      115,477

Net investment income (Note 5)                                    57,812       56,945       29,313

Realized gains (losses) on investments (Note 5)                    3,078          146         (241)

Fee and other income                                              10,847        7,247        3,587
                                                               ---------    ---------    ---------
              Total revenues                                     300,943      284,091      148,136
                                                               ---------    ---------    ---------
BENEFITS, CLAIMS AND OTHER DEDUCTIONS:

Net increase in future policy benefits                            10,450        6,968          357

Claims and other benefits                                        154,570      146,951       72,898

Interest credited to policyholders                                10,271       10,130        8,668

Net increase in deferred acquisition costs                       (19,186)     (15,925)      (6,229)

Amortization of present value of future profits and goodwill       2,637        2,749           70

Commissions                                                       99,026       82,903       46,624

Commission and expense allowances

  on reinsurance ceded                                           (87,122)     (69,757)     (38,966)

Interest expense                                                   5,152        7,097        2,859

Other operating costs and expenses                                81,782       79,909       45,799
                                                               ---------    ---------    ---------
               Total benefits, claims and other deductions       257,580      251,025      132,080
                                                               ---------    ---------    ---------
Operating income before taxes                                     43,363       33,066       16,056

Federal income tax expense (Note 6)                               14,438       10,181        6,243
                                                               ---------    ---------    ---------
Net income                                                        28,925       22,885        9,813

Redemption accrual on Series C and Series D Preferred

Stock (Note 7)                                                        --           --          180
                                                               ---------    ---------    ---------
Net Income applicable to common shareholders                   $  28,925    $  22,885    $   9,633
                                                               =========    =========    =========
Earnings per common share (Notes 2 and 18):
  Basic                                                        $    0.58    $    0.49    $    0.42
                                                               =========    =========    =========
  Diluted                                                      $    0.57    $    0.49    $    0.34
                                                               =========    =========    =========

                 See notes to consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                           Accumulated
                                        Series B              Additional      Other
                                       Preferred     Common    Paid-In     Comprehensive     Retained     Treasury
                                         Stock       Stock     Capital    Income / (Loss)    Earnings      Stock         Total
                                    ------------  ---------  ----------  ----------------  ------------  ----------  -----------
Balance, January 1, 1999            $   4,000    $      76   $  16,411    $     858         $   6,973          --    $  28,318

Net income                                 --           --          --           --             9,813          --       9,813
Redemption accrual on
  Series C Preferred Stock                 --           --          --           --             (180)          --        (180)
Other comprehensive income
  (Note 19)                                --           --          --       (7,745)               --          --       (7,745)
                                                                                                                     -----------
Comprehensive income                                                                                                     1,888
                                                                                                                     -----------
Issuance of common stock (Note 8)          --          383      89,927           --                --          --       90,310
Preferred Stock Conversion (Note       (4,000)          --      13,142           --               863          --       10,005
Stock-based compensation (Note 9)          --           --       4,411           --                --          --        4,411
Loans to officers (Note 7)                 --           --        (967)          --                --          --         (967)
                                    ------------  ---------  ----------  ----------------  ------------  ----------  -----------
Balance, December 31,1999                  --          459     122,924       (6,887)           17,469          --      133,965

Net income                                 --           --          --           --            22,885          --       22,885
Other comprehensive income
  (Note 19)                                --           --          --       11,762                --          --       11,762
                                                                                                                     -----------
Comprehensive income                                                                                                    34,647
                                                                                                                     -----------
Issuance of common stock (Note 8)          --            9       3,289           --                --          --        3,298
Stock-based compensation (Note 9)          --           --       2,388           --                --          --        2,388
Loans to officers (Note 7)                 --           --          13           --                --          --           13
Treasury shares purchased, at
   cost (Note 8)                           --           --          --           --                --        (711)        (711)
Treasury shares reissued (Note 8)          --           --          11           --                --         338          349

Balance, December 31, 2000                 --          468     128,625        4,875            40,354        (373)     173,949

Net income                                 --           --          --           --            28,925          --       28,925
Other comprehensive income
  (Note 19)                                --           --          --          728                --          --          728
                                                                                                                     -----------
Comprehensive income                                                                                                    29,653
                                                                                                                     -----------
Issuance of common stock (Note 8)          --           60      26,168           --                --          --       26,228
Stock-based compensation (Note 9)          --           --         863           --                --          --          863
Loans to officers (Note 7)                 --           --          68           --                --          --           68
Treasury shares purchased, at
  cost (Note 8)                            --           --          --           --                --        (764)        (764)

Treasury shares reissued (Note 8)          --           --          22           --                --         751          773
                                    ------------  ---------  ----------  ----------------  ------------  ----------  -----------
Balance, December 31, 2001            $    --      $   528   $ 155,746    $   5,603         $  69,279   $    (386)   $ 230,770
                                    ============  =========  ==========  ================  ============  ==========  ===========


                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                   2001         2000          1999
                                                                                ---------    ---------    ---------
Cash flows from operating activities:

Net income                                                                      $  28,925    $  22,885    $   9,813
Adjustments to reconcile net income to net cash
  provided by operating activities:
Deferred income taxes                                                               8,695        7,011          996
Change in reserves for future policy benefits                                      22,885        3,142        5,136
Change in policy and contract claims                                                  788        7,185       (2,229)
Change in deferred policy acquisition costs                                       (19,186)     (15,925)      (6,253)
Amortization of present value of future profits and goodwill                        2,637        2,749           70
Change in policy loans                                                              1,035          563          264
Change in accrued investment income                                                (1,203)        (410)        (336)
Change in reinsurance balances                                                     (4,844)       1,155       (5,571)
Realized loss (gain) on investments                                                (3,078)        (146)         241
Change in restructuring liability                                                  (2,776)      (7,025)       9,980
Change in income taxes payable                                                      1,452        1,711       11,565
Other, net                                                                          2,046       (3,312)      (5,008)
                                                                                ---------    ---------    ---------
Net cash provided by operating activities                                          37,376       19,583       18,668
                                                                                ---------    ---------    ---------
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities available for sale           323,608      113,177       53,444
Cost of fixed maturities purchased available for sale                            (364,699)    (127,255)    (182,843)
Change in amounts held in trust for reinsurer                                      (1,687)      (3,105)      (2,403)
Proceeds from sale of equity securities                                               612        1,896          374
Cost of equity securities purchased                                                (1,480)        (534)        (144)
Change in mortgage loans                                                             (131)         462        2,870
Change in other invested assets                                                       291          696        2,079
Purchase of business, net of cash acquired                                         (1,544)      (6,365)      (9,620)
                                                                                ---------    ---------    ---------
Net cash used by investing activities                                             (45,030)     (21,028)    (136,243)
                                                                                ---------    ---------    ---------
Cash flows from financing activities:
Net proceeds from issuance of common stock                                         26,242          213       93,209
Cost of treasury stock purchases                                                     (764)        (711)          --
Proceeds from the issuance of Series D Preferred Stock                                 --           --        1,750
Change in policyholder account balances                                             3,791      (16,210)        (974)
Increase in loan payable                                                               --        3,000       70,000
Principal repayment on loan payable                                                (8,175)      (3,350)      (4,750)
                                                                                ---------    ---------    ---------
Net cash provided from financing activities                                        21,094      (17,058)     159,235
Net  increase (decrease) in cash and cash equivalents                              13,440      (18,503)      41,660
                                                                                ---------    ---------    ---------
Cash and cash equivalents at beginning of year                                     40,250       58,753       17,093
                                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year                                        $  53,690    $  40,250    $  58,753
                                                                                =========    =========    =========
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
  Interest                                                                      $   5,195    $   7,097    $   2,859
                                                                                =========    =========    =========
  Income taxes                                                                  $   1,818    $  (3,375)   $   2,335
                                                                                =========    =========    =========



                See notes to consolidated financial statements.

              UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND COMPANY BACKGROUND:

      Universal American Financial Corp. ("the Company" or "Universal American") was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. Until July 30, 1999, the Company had three insurance company subsidiaries: American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), in addition to an administrative service company, WorldNet Services Corp. ("WorldNet"). On July 30, 1999, Universal American acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including the following six insurance companies (the "Acquired Companies"): Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and PennCorp Life Insurance Company, a Canadian company ("PennCorp Life (Canada)"). On January 2, 2000, Universal American acquired American Insurance Administration Group, Inc. ("AIAG") and on August 10, 2000, Universal American acquired Capitated Healthcare Services, Inc. ("CHCS").

      The Company offers life and accident and health insurance designed for the senior market and self-employed market in all fifty states, the District of Columbia and all the provinces of Canada. It also provides administrative services to other insurers by servicing their senior market products. The Company's principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, home health care, senior life insurance and annuities. The Company distributes these products through an independent general agency system and a career agency system. The independent general agency system includes approximately 18,000 independent agents that distribute for American Pioneer, American Progressive and Constitution. The Career Agency distribution system operates through a network of regional managers that operate branch offices throughout the United States and Canada. The nearly 1,000 licensed agents in this network are under exclusive contract with Pennsylvania Life and PennCorp Life of Canada.

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

      b. USE OF ESTIMATES: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Accounts that the Company deems to be sensitive to changes in estimates include policy liabilities and accruals, deferred policy acquisition costs, present value of future profits, valuation of certain investments and deferred taxes. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates.

      c. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Universal American and its wholly-owned subsidiaries, including the operations of acquired companies from the date of their acquisition. All material intercompany transactions and balances have been eliminated.

      d. INVESTMENTS: The Company follows Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of tax and deferred policy acquisition cost adjustments.

            As of December 31, 2001 and 2000, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include mortgage loans and collateral loans. The collateral loans are carried at cost which is equal to the fair value of their estimated future cash flows at the date of acquisition. Mortgage loans are carried at the unpaid principal balance.

            Fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage and asset- backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based current economic conditions, past credit loss experience and other circumstances.

            The Company regularly evaluates the amortized cost of its investments compared to the fair value of those investments. Impairments of securities are generally recognized when a decline in fair value below the amortized cost basis is considered to be other than temporary. Impairment losses for certain mortgage and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurrs, unless the adverse change is solely a result of changes in estimated market interest rates. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

            Realized investment gains and losses on the sale of securities are based on the specific identification method.

            Investment income is generally recorded when earned. Premiums and discounts arising from the purchase of certain mortgage and asset-backed securities are amortized into investment income over the estimated remaining term of the securities, adjusted for anticipated prepayments. The prospective method is used to account for the impact on investment income of changes in the estimated future cash for these securities. Premiums and discounts on other fixed maturity securities are amortized using the interest method over the remaining term of the security.

      e. DEFERRED POLICY ACQUISITION COSTS: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", ("Statement No. 97") for interest sensitive life and annuity products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", ("Statement No. 60") for non-interest sensitive life and all accident & health products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

            The Company has several reinsurance arrangements in place on its life and accident & health insurance risks (see Note 13). In the accompanying statement of operations, the Company reports commissions incurred on direct premium written and commission and expense allowances on reinsurance ceded on separate lines to correspond to the presentation of the premiums earned by the Company. In determining the amounts capitalized for deferred acquisition costs, the Company includes an amount for gross commissions and direct issue expenses, net of the related allowances received from the reinsurer on these costs.

      f. PRESENT VALUE OF FUTURE PROFITS AND GOODWILL: Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting basis. The present value of future profits is based on an estimate of the cash flows of the in-force business acquired, discounted to reflect the present value of those cash flows. The discount rate selected depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. Purchase consideration in excess of the fair value of net assets acquired, for a specific acquisition, is allocated to goodwill. Allocation of purchase price is performed in the period in which the purchase is consummated. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies and refinements made to estimates of fair value in connection with the preliminary allocation.

            Amortization of present value of future profits is based upon the pattern of the projected cash flows of the in-force business acquired, over periods ranging from ten to forty years. Goodwill is amortized on a straight line basis over periods ranging from twenty to thrity years. Subsequent to December 31, 2001, goodwill will no longer be amortized; see "Pending Accounting Pronouncements" below.

            On a periodic basis, management reviews the unamortized balances of present value of future profits and goodwill to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believed that no impairments of present value of future profits or goodwill existed as of December 31, 2001.

      g. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL LIFE TYPE POLICIES: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under Statement No. 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. Current credited interest rates for these products range from 3.0% to 7.3%.

      h. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR ACCIDENT & HEALTH INSURANCE PRODUCTS: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. Claim reserves are established for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. These reserves are established based on past experience and are continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due but unpaid at year-end and primarily relates to individual health insurance products.

      i. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR TRADITIONAL LIFE AND ANNUITY PRODUCTS: Premiums from traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

      j. RECOGNITION OF ADMINISTRATIVE SERVICE REVENUE: Fees for administrative services generally are recognized over the period for which the Company is obligated to provide service.

      k. INCOME TAXES: The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

            The Company establishes valuation allowances on its deferred tax assets for amounts that it determines will not be recoverable based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. Increases in the valuation allowances are recognized as deferred tax expense. Subsequent determinations that portions of the valuation allowances are no longer necessary are reflected as deferred tax benefits. To the extent that valuation allowances were established in conjunction with acquisitions, changes in those allowances are first applied to increasing or decreasing the goodwill (but not below zero) or other intangibles related to the acquisition and then applied as an increase or decrease in income tax expense.

      l. REINSURANCE: Recoverables under reinsurance contracts are included in total assets as amounts due from reinsurers rather than net against the related policy asset or liability. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

      m. FOREIGN CURRENCY TRANSLATION: The financial statement accounts of the Company's Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each period presented.

      n. EARNINGS PER COMMON SHARE: Basic EPS excludes dilution and is computed by dividing income available to common shareholders, (after deducting the redemption accrual on the Series C and Series D Preferred Stock), by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options, warrants and Series B, C and D Preferred Stock outstanding during the year. At December 31, 2001, there were no stock options excluded from the computation of diluted EPS because they were antidilutive. As of December 31, 2000, there were 2.5 million stock options, excluded from the computation of diluted EPS because they were antidilutive.

      o. STOCK BASED COMPENSATION: The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Accordingly, no expense is recognized for those options issued with an exercise price at or above market on the date of the award. For options issued to agents and other, the Company follows Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the fair value of or options awarded to agents and others are expensed over the vesting period of each award.

      p. CASH FLOW INFORMATION: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments which had an original maturity of three months or less from the time of purchase.

      q. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In the second quarter, 2001, we adopted the provisions of Emerging Issues Task Force No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets," ("EITF 99-20"). EITF No. 99-20 changed the method of assessing other than temporary impairments for certain mortgage and asset-backed securities classified as available for sale. The guidance requires the recognition of impairment when a change in the amount or timing of estimated cash flows results in a decline in fair value below the amortized cost basis, unless the decrease is solely a result of changes in estimated market interest rates. The new guidance also revised the method of recognizing interest income for the investments within its scope, requiring a prospective approach to account for changes in estimated future cash flows. The adoption of the new Statement did not have a material effect on our earnings for 2001or our financial position.

            In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Its amendments SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" and 138, "Accounting for Derivative Instruments and Certain Hedging Activities", were issued in June, 1999 and June, 2000, respectively. Collectively these are referred to as "SFAS 133". SFAS 133 establishes accounting and reporting standards for derivative instruments and is effective for fiscal years beginning after June 15, 2000. The adoption did not have a significant effect on earnings or the financial position of the Company.

      r. PENDING ACCOUNTING PRONOUNCEMENTS: In June, 2001, The FASB issued Statements of Financial Accounting Standards, No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

            We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $0.4 million (less than $0.01 per diluted share) per year. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we expect that the adoption will not have a material effect on our earnings or our financial position.

      s. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to current period classifications

3.    BUSINESS COMBINATION:

      1999 Acquisition

      On July 30, 1999, Universal American acquired all of the outstanding shares of common stock of certain direct and indirect subsidiaries of PennCorp Financial Group ("PFG"), including six insurance companies (the "Acquired Companies") and certain other assets as follows (the "1999 Acquisition"). The Acquired Companies are:

      Name of Insurance Company                      State or Province of Domicile
      -------------------------                      -----------------------------
      Pennsylvania Life Insurance Company                     Pennsylvania
      Peninsular Life Insurance Company                       Florida
      Union Bankers Insurance Company                         Texas
      Constitution Life Insurance Company                     Texas
      Marquette National Life Insurance Company               Texas
      PennCorp Life Insurance Company (Canada)                Ontario, Canada

      The 1999 Acquisition was accounted for using the purchase method and, accordingly, the operating results generated by the Acquired Companies after July 30, 1999 are included in Universal American's consolidated financial statements. The consolidated pro forma results of operations, assuming that the companies described above were purchased on January 1, 1999 is as follows:

                                                                   Year Ended
                                                                December 31,1999
                                                                ----------------
                                                                 (In thousands)
           Total revenue                                           $ 274,805
           Operating income before taxes                           $  32,279
           Net income                                              $  18,763

           Earnings per common share:
               Basic                                               $    0.44
               Diluted                                             $    0.41

4.    ACQUISITION OF ADMINISTRATIVE SERVICE COMPANIES:

      Acquisition of American Insurance Administration Group, Inc. ("AIAG")

      In January 2000, Universal American acquired all of the outstanding shares of AIAG, a privately held third party administrator located in Clearwater, Florida, for $5.8 million, including $2.9 million in cash and 809,860 shares of Universal American common stock. AIAG is a third party administrator of senior supplemental health insurance. Approximately 76.4% of AIAG's total revenues are generated from services provided to the Company's insurance subsidiaries' reinsurer. This acquisition has generated increased cash flow and strengthened the Company's administrative capabilities while it expands its presence in the senior market and initiates cross-selling opportunities between the Company's Senior Market Brokerage and Career Agency Segments.

      The fair value of the net assets acquired was $(0.9) million. The present value of future profits ("PVFP") acquired was $7.7 million and was offset by related deferred taxes of $1.0 million. The PVFP was determined using a discount rate of 15%. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years at the date of acquisition; accordingly, the amortization is heavily weighted to those periods. Approximately $2.1 of the PVFP was amortized during 2001 and $2.8 million was amortized during 2000. Approximately 36% of the original PVFP balance remained as of December 31, 2001.

      Acquisition of CHCS, Inc. ("CHCS")

      In August 2000, Universal American acquired all of the outstanding shares of CHCS, a privately held third party administrator located in Weston, Florida, for $4.6 million, including $3.3 million in cash, 64,820 shares on Universal American common stock and future cash payments totaling $1.0 million over 18 months. CHCS is a third party administrator of long term care and home health care insurance products for over 35 unaffiliated insurance companies, as well as the Company's insurance subsidiaries.

      The fair value of the net assets acquired was $1.9 million. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill (see Note 2).

5.    INVESTMENTS:

      The amortized cost and fair value of fixed maturities as of December 31, 2001 and 2000 are as follows:

                                                December 31, 2001
                                                -----------------
                                              Gross          Gross
                              Amortized     Unrealized     Unrealized       Fair
Classification                  Cost          Gains          Losses         Value
--------------                  ----          -----          ------         -----
                                                 (In thousands)
US Treasury securities
  and obligations of
  US government               $  35,719     $   1,262      $     (11)     $  36,970
Corporate debt securities       357,431         8,990         (1,805)       364,616
Foreign debt securities(1)      157,077         2,225         (1,640)       157,662
Mortgage and asset-
  backed securities             236,617         5,700         (2,347)       239,970
                              ---------     ---------      ---------      ---------
                              $ 786,844     $  18,177      $  (5,803)     $ 799,218
                              =========     =========      =========      =========

                                                December 31, 2000
                                                -----------------
                                              Gross          Gross
                              Amortized     Unrealized     Unrealized       Fair
Classification                   Cost         Gains          Losses         Value
--------------                   ----         -----          ------         -----
                                                 (In thousands)
US Treasury securities
  and obligations of
  US government               $  34,199     $     589      $     (54)     $  34,734
Corporate debt securities       311,711         5,625         (4,139)       313,197
Foreign debt securities(1)      144,243         1,929           (769)       145,403
Mortgage and asset-
 backed securities              255,907         4,404         (1,907)       258,404
                              ---------     ---------      ---------      ---------
                              $ 746,060     $  12,547      $  (6,869)     $ 751,738
                              =========     =========      =========      =========

      (1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

      The amortized cost and fair value of fixed maturities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized         Fair
                                                           Cost           Value
                                                           ----           -----
                                                              (In thousands)
       Due in 1 year or less                             $ 28,904       $ 29,535
       Due after 1 year through 5 years                   109,639        113,043
       Due after 5 years through 10 years                 249,718        254,435
       Due after 10 years                                 161,966        162,235
       Mortgage and asset-backed securities               236,617        239,970
                                                         --------       --------
                                                         $786,844       $799,218
                                                         ========       ========

      Included in fixed maturities at December 31, 2001 and 2000 were securities with carrying values of $32.4 million and $33.1 million, respectively, held by various states as security for the policyholders of the Company within such states.

      Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 2001 and 2000 are as follows:

                                                             2001         2000
                                                             ----         ----
                                                               (In thousands)
          Gross unrealized gains                            $  199       $   --
          Gross unrealized losses                             (339)        (272)
                                                            ------       ------
          Net unrealized losses                             $ (140)      $ (272)
                                                            ======       ======

      The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 2001 are as follows:

                                                     2001          2000          1999
                                                     ----          ----          ----
                                                              (In thousands)
      Change in net unrealized gains (losses):
        Fixed maturities                           $  6,695      $ 22,584      $(19,476)
        Equity securities                               132            10          (239)
        Foreign currency                             (3,996)       (1,434)        2,177
        Adjustment relating to
          Deferred policy acquisition costs          (1,333)       (2,209)        4,509
                                                   --------      --------      --------
      Change in net unrealized gains
        (losses) before income tax                    1,498        18,951       (13,029)
      Income tax (expense) benefit                     (770)       (7,189)        5,284
                                                   --------      --------      --------
      Change in net unrealized gains (losses)      $    728      $ 11,762      $ (7,745)
                                                   ========      ========      ========

      The details of net investment income for the three years ended December 31, 2001 are as follows:

                                        2001          2000          1999
                                        ----          ----          ----
                                                 (In thousands)
      Investment Income:
        Fixed maturities              $ 54,100      $ 52,478      $ 25,950
        Cash and cash equivalents        1,749         1,939         2,454
        Equity securities                  238           330           157
        Other                            1,181         1,380            52
        Policy loans                     1,529         1,617         1,004
        Mortgage loans                     205           214           485
                                      --------      --------      --------
      Gross investment income           59,002        57,958        30,102
      Investment expenses               (1,190)       (1,013)         (789)
                                      --------      --------      --------
      Net investment income           $ 57,812      $ 56,945      $ 29,313
                                      ========      ========      ========

      Fixed maturities with a carrying value of $0.1 million and $0.7 million were non-income producing for the years ended December 31, 2001 and 2000, respectively.

      Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 2001 are as follows:

                                                          2001          2000          1999
                                                          ----          ----          ----
                                                                   (In thousands)
      Realized gains:
        Fixed maturities                                $  9,301      $  1,022      $    534
        Equity securities and other invested assets           14           192         2,661
                                                        --------      --------      --------
      Total realized gains                                 9,315         1,214         3,195
                                                        --------      --------      --------
      Realized losses:
        Fixed maturities                                  (6,237)       (1,019)         (819)
        Equity securities                                     --           (49)       (2,617)
                                                        --------      --------      --------
      Total realized losses                               (6,237)       (1,068)       (3,436)
                                                        --------      --------      --------
      Net realized gains (losses)                       $  3,078      $    146      $   (241)
                                                        ========      ========      ========

      During the years ended December 31, 2001 and 2000, the Company wrote down the value of certain fixed maturity securities by $4.2 million and $0.5 million, respectively, which represents management's estimate of other than temporary declines in value and was included in net realized gains (losses) on investments.

      For the years ended December 31, 2001 and 2000, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                                          2001           2000
                                                          ----           ----
                                                             (In thousands)
          Carrying value                               $   7,750      $  21,923
                                                       =========      =========
          Estimated fair value                         $   7,750      $  21,923
                                                       =========      =========
          Percentage of total assets                         0.6%           1.8%
                                                       =========      =========

      The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $2.0 million, which is approximately 0.2% of total assets.

6.    INCOME TAXES:

      The parent holding company files a consolidated return for Federal income tax purposes, which includes all of the non-insurance company subsidiaries as well as American Pioneer and American Progressive. American Exchange and its subsidiaries and PennCorp Life (Canada) are not currently permitted to be included. American Exchange and its subsidiaries file a separate consolidated Federal income tax return. PennCorp Life (Canada) files a separate return with Revenue Canada.

      The Company's Federal income tax expense (benefit) for the three years ended December 31, 2001 is as follows:

                                               2001         2000          1999
                                               ----         ----          ----
                                                        (In thousands)
      Current -  - US                        $    449     $   (126)     $    127
      Current -  - Canadian                     5,451        3,296         1,394
                                             --------     --------      --------
         Sub total current                      5,900        3,170         1,521
      Deferred -  - US                          8,409        7,281         4,078
      Deferred -  - Canadian                      129         (270)          644
                                             --------     --------      --------
         Sub total deferred                     8,538        7,011         4,722
                                             --------     --------      --------
      Total tax expense                      $ 14,438     $ 10,181      $  6,243
                                             ========     ========      ========

      A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                              2001          2000          1999
                                              ----          ----          ----
                                                       (In thousands)
      Expected tax expense                  $ 15,177      $ 11,573      $  5,619
      Change in valuation allowance             (737)       (1,343)           --
      Canadian taxes                            (208)         (390)          365
      Other                                      206           341           259
                                            --------      --------      --------
      Actual tax expense                    $ 14,438      $ 10,181      $  6,243
                                            ========      ========      ========

      In addition to Federal income tax, the Company is subject to state premium and income taxes, which taxes are included in other operating costs and expenses in the accompanying statements of operations. Income taxes receivable for the years ended December 31, 2001 and 2000 totaled $2.5 million and $0.2 million, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                          2001           2000
                                                          ----           ----
                                                             (In thousands)
      Deferred tax assets:
      Reserves for future policy benefits               $ 23,140       $ 22,032
      Deferred policy acquisition costs                   16,786         19,418
      Net operating loss carryforwards                    16,659         19,615
      Investment valuation differences                    10,745         10,733
      Deferred revenues                                    1,214          1,145
      AMT credit carryforward                                 68            389
      Other                                                1,394          4,652
                                                        --------       --------
        Total gross deferred tax assets                   70,006         77,984
        Less valuation allowance                          (6,794)       (10,385)
                                                        --------       --------
        Net deferred tax assets                           63,212         67,599
                                                        --------       --------
      Present value of future profits                       (244)          (339)
      Unrealized gains on investments                     (3,016)        (2,246)
                                                        --------       --------
        Total gross deferred tax liabilities              (3,260)        (2,585)
                                                        --------       --------
        Net deferred tax asset                          $ 59,952       $ 65,014
                                                        ========       ========

      At December 31, 2001, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Life) had tax loss carryforwards of approximately $6.3 million that expire in the years 2005 to 2019. At December 31, 2001, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes of approximately $0.1 million that can be carried forward indefinitely. At December 31, 2001, American Exchange and its subsidiaries had tax loss carryforwards, most of which relate to the companies acquired in the 1999 Acquisition (and were incurred prior to their acquisition), of approximately $40.4 million that expire in the years 2007 to 2013. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

      At December 31, 2001 and 2000, the Company carried valuation allowances of $6.8 million and $10.4 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. As a result of the increased profitability of the insurance subsidiaries acquired in 1999, valuation allowances on certain of the life tax loss carryforwards no longer were considered necessary at December 31, 2001. The amount of the valuation allowance released during 2001 was $3.6 million and was recorded as a reduction of goodwill of $2.9 million and as a benefit in the deferred income tax expense of $0.7 million. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards no longer were considered necessary as of December 31, 2000. The amount of the valuation allowance released during 2000 was $1.3 million and was recorded as a benefit in the deferred income tax expense. This decrease was partially offset by the establishment of a valuation allowance for the purchased net operating losses of CHCS, which are subject to limitation on their use. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

7.    EQUITY TRANSACTIONS

      Share Purchase Agreement with Capital Z Financial Services Fund II, L.P.

      On December 31, 1998, the Company executed a Share Purchase Agreement ("UA Purchase Agreement") with Capital Z Financial Services Fund II, L.P. ("Capital Z"), which was amended on July 2, 1999. Under the amended agreement, Capital Z agreed to purchase up to 28.9 million shares of Universal American common stock for a purchase price of up to $91.0 million (the "Capital Z Transaction") subject to adjustment as outlined in the UA Purchase Agreement. The UA Purchase Agreement received the approvals of the Florida, New York and Texas Insurance Departments (the states in which Universal American's insurance subsidiaries prior to the 1999 Acquisition are domiciled). The stockholder approvals required for the closing of the UA Purchase Agreement were given on July 27, 1999.

      On July 30, 1999, the Capital Z Transaction closed with Capital Z purchasing 25.7 million shares of common stock for $81.0 million ($3.15 per share). As contemplated by the UA Purchase Agreement, certain members of management and agents of Universal American and of the companies acquired on July 30, 1999 and holders of Series C Preferred Stock preemptive rights purchased 3.8 million shares of common stock for $11.8 million ($3.15 per share). The total number of shares issued amounted to 29.5 million for total proceeds of $92.8 million. The Company provided loans to certain members of management to purchase the shares of common stock. The total amount of the loans of $1.0 million was accounted for as a reduction in paid in capital in the financial statements. The terms of these loans include a provision whereby they will be forgiven should the closing price of the Company's common stock reach a level of $9.50 for each and every day during any period of 60 consecutive calendar days, prior to August 1, 2003. The transaction expenses incurred with the UA Purchase Agreement amounted to $7.0 million and were charged to paid-in capital. Included in these transaction expenses was a transaction fee and expense reimbursement of $5.1 million paid to an affiliate of Capital Z, of which $1.4 million was paid by issuing 0.4 million shares of common stock of the Company ($3.15 per share). In addition, the Company recorded an expense of $1.7 million to record the difference between the purchase price of the stock purchased by employees and agents of the Company and the fair value of the stock on the closing date.

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

      Conversion of Preferred Stock

      Under the terms of the Series C Preferred Stock, the Company had the right to require conversion if certain conditions were met, which conditions were satisfied on March 5, 1999. All of the 51,680 outstanding shares of Series C Preferred Stock were converted to 2.2 million shares of common stock on April 1, 1999. As a result of this conversion, the cumulative redemption accrual of $0.8 million was eliminated and credited to retained earnings.

      The holders of the Series C Preferred Stock had preemptive rights, which were triggered by the execution of the UA Purchase Agreement on December 31, 1998, subject to the closing of the sale pursuant to that agreement. On July 30, 1999, 1.2 million shares were purchased pursuant to these preemptive rights at a price of $3.15 per share.

      As a result of the closing of the Capital Z transaction on July 30, 1999, all of the Series B, D-1 and D-2 Preferred Stock was converted into 1.8 million,
0.8 million and 0.6 million shares of common stock, respectively.

      Exercise of Common Stock Warrants

      At December 31, 1998, the Company had 0.7 million common stock warrants issued and outstanding which were registered under the Securities Act of 1933 and 2.0 million warrants outstanding which were not registered under the Securities Act of 1933. The warrants had an exercise price to purchase common stock on a one to one basis at $1.00 and expired on December 31, 1999. During the year ended December 31, 1999, 0.7 million of the registered common stock warrants and all of the unregistered common stock warrants were exercised for $2.7 million resulting in the issuance of 2.7 million shares of the Company's common stock.

      Equity Offering

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

      The total offering, including the over-allotment, raised $26.0 million, net of total expenses of $2.6 million.

8.    STOCKHOLDERS' EQUITY

      Preferred Stock

      The Company had 2.0 million authorized shares of preferred stock to be issued in series with no such shares issued and outstanding at December 31, 2001 or 2000. During 1999 all of the outstanding preferred stock was converted into common stock (see Note 7 for a discussion of the conversion of previously outstanding Series B, C, D and D-1 Preferred Stock).

      Common Stock

      The par value of common stock is $.01 per share with 80.0 million shares authorized for issuance. The shares issued and outstanding at December 31, 2001 and 2000 were 52.8 million and 46.8 million, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company issued 6.0 million shares (primarily as a result of the equity offering noted above), 0.9 million shares and 38.3 million shares, respectively, of its common stock.

      Treasury Stock

      During 2000, the Board of Directors approved a plan to re-purchase up to
0.5 million shares of Company stock in the open market. In March 2002, the Board of Directors approved an amendment of the plan to increase the amount of shares available for re-purchase from 0.5 million shares to 1.0 million shares. The purpose of this plan is to fund employee stock bonuses. During the year ended December 31, 2001, the Company acquired 0.2 million shares at a cost of $0.8 million during the year at market prices ranging from $3.75 to $6.87 per share. The Company distributed 0.2 million shares in the form of officer and employee bonuses at market prices ranging from $3.88 to $6.81 per share at the date of distribution, amounting to of $0.8 million.

      During the year ended December 31, 2000, the Company acquired 0.2 million shares at a cost of $0.7 million during the year at market prices ranging from $3.69 to $4.13 per share. The Company distributed 0.1 million shares in the form of officer and employee bonuses at market prices ranging from $4.00 to $4.09 per share at the date of distribution, amounting to $0.3 million.

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

      The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 2001, a total of 7.3 million shares were eligible for grant under the plan. There were 4.7 million shares reserved for outstanding options awarded under the 1998 ICP, 1.1 million shares issued pursuant to previous awards and 1.5 million shares reserved for issuance under future Awards at December 31, 2001.

      Executive officers, directors, and other officers and employees of the Corporation or any subsidiary, as well as other persons who provide services to the Company or any subsidiary, are eligible to be granted Awards under the 1998 ICP, which is administered by the Board or a Committee established pursuant to the Plan.

      The Committee, may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a "change in control" of the Company, except to the extent otherwise determined by the Committee at the date of grant or thereafter. The Committee has not yet exercised any of its discretions noted above.

      Stock Awards

      In accordance with the 1998 ICP, the Company grants restricted stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed and awarded in the same year. Officer grants are accrued for during the year for which they are earned and awarded the following year. During 2001, the Company awarded 11,386 shares to employees with a fair value of $6.81 per share. Additionally, the Company anticipates issuing approximately 92,600 shares to officers for 2001 performance based on a fair value of $6.45 per share. During 2000, the Company awarded 32,290 shares to employees with a fair value of $4.00 per share. The Company also issued 176,614 shares to officers for 2000 performance based on a weighted average fair value of $3.94 per share. During 1999, the Company awarded 141,825 shares of restricted stock at weighted average fair values of $4.19 to officers and employees. The Company recognized compensation expense of $0.7 million, $0.8 million and $0.6 million, respectively relating to awards of restricted stock for the years ended December 31, 2001, 2000 and 1999.

      Agent's Stock Purchase Plan

      The Company offers shares of its common stock for sale to qualifying agents of the Insurance Subsidiaries pursuant to the Company's Agents Stock Purchase Plan ("ASPP"). Shares are sold at market price, accordingly, no expense is recognized. Pursuant to the ASPP, agents purchased 13,100 shares at a weighted average price of $4.89 per share in 2001, 16,050 shares at a weighted average price of $4.00 per share in 2000, and 13,800 shares at a weighted average price of $3.30 per share in 1999.

      Agent's Deferred Compensation Plan

      The Company also offers shares of Common Stock for sale to its agents pursuant to the Company's Deferred Compensation Plan for Agents ("DCP"). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent's commissions. Both the agent's participation in the DCP and the Company's obligation to match the agent's deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price, accordingly, no expense is recognized, except for the cost of the Company match. Agents deferred commissions amounting to $0.1 million in 2001, $0.1 million in 2000 and $0.1 million in 1999.

      Option Awards

      A summary of the status of the Company's stock option plans during the three years ended December 31, 2001 and changes during the years ending on those dates is presented below:

                                                2001                             2000                            1999
                                                ----                             ----                            ----
                                                      Weighted-                        Weighted-                        Weighted-
                                                      Average                          Average                          Average
Fixed                                                 Exercise                         Exercise                         Exercise
Options                              Options           Price          Options           Price          Options           Price
-------                              -------           -----          -------           -----          -------           -----
                                  (In thousands)                   (In thousands)                   (In thousands)
Outstanding-beginning of year           4,643         $   3.22           4,388         $   3.09           1,309         $   2.57
Granted                                   485             4.14             682             4.30           3,121             3.31
Exercised                                (168)            2.95             (17)            2.60             (29)            2.33
Terminated                                (44)            3.60            (410)            3.18             (13)            2.18
                                     --------                         --------                         --------
Outstanding-end of year                 4,916         $   3.31           4,643         $   3.22           4,388         $   3.09
                                     ========                         ========                         ========
Options exercisable at end of
    Year                                2,911         $   3.16           2,157         $   2.90           1,315         $   2.69
                                     ========                         ========                         ========

      A summary of the weighted average fair value of options granted during the three years ended December 31, 2001 is presented below:

                                                2001                             2000                             1999
                                                ----                             ----                             ----
                                                      Weighted-                        Weighted-                        Weighted-
                                                      Average                          Average                          Average
                                     Options         Fair Price       Options         Fair Price       Options         Fair Price
                                     -------         ----------       -------         ----------       -------         ----------
                                  (In thousands)                   (In thousands)                   (In thousands)
Above market                               93         $   1.13             160         $   1.34             140         $   1.63
At market                                 382             2.60             286             1.72             125             2.01
Below market                               10             2.16             236             1.86           2,856             3.02
                                     --------                         --------                         --------
Total granted                             485         $   2.31             682         $   1.68           3,121         $   2.92
                                     ========                         ========                         ========

      The following table summarizes information about stock options outstanding at December 31, 2001:

                               Number             Weighted-                                  Number
                             Outstanding           Average            Weighted-            Exercisable         Weighted-
    Range of                     at               Remaining            Average                 at              Average
 Exercise Prices         December 31, 2001     Contractual Life     Exercise Price     December 31, 2001    Exercise Price
 ---------------         -----------------     ----------------     --------------     -----------------    --------------
                           (In thousands)                                                (In thousands)
$1.88 -- 3.12                   1,060             5.5 years             $ 2.50                1,060             $ 2.50
         3.15                   2,471             6.9 years               3.15                1,262               3.15
 3.25 -- 4.25                   1,028             6.4 years               3.88                  340               3.79
 5.06 -- 6.00                     357             4.4 years               5.25                  249               5.18
                              -------                                                       -------
$1.88 -- 6.00                   4,916             6.3 years             $ 3.31                2,911             $ 3.16
                              =======                                                       =======

      A summary of the activity relating to the options awarded by the Company for employees, directors and agents for the three years ended December 31, 2001, is as follows:

                                                             Agents &
                                Employees      Directors      Others       Total      Range of Exercise Prices
                                ---------      ---------      ------       -----      ------------------------
                                                (In thousands)
Balance, January 1, 1999              963            109         237       1,309
        Granted                     2,349             36         736       3,121           $3.09 - $5.31
        Exercised                     (13)           (16)         --         (29)          $1.88 - $3.50
        Terminated                    (13)            --          --         (13)          $2.00 - $2.25
                                ---------      ---------      ------      ------
Balance, December 31, 1999          3,286            129         973       4,388
        Granted                       471             51         160         682           $3.15 - $5.06
        Exercised                     (12)            (5)         --         (17)          $2.25 - $3.15
        Terminated                   (375)            --         (35)       (410)          $2.25 - $4.25
                                ---------      ---------      ------      ------
Balance, December 31, 2000          3,370            175       1,098       4,643
        Granted                       334             48         103         485           $3.15 - $6.00
        Exercised                     (83)           (10)        (75)       (168)          $2.20 - $4.06
        Terminated                    (23)            (3)        (18)        (44)          $3.15 - $4.25
                                ---------      ---------      ------      ------
Balance, December 31, 2001          3,598            210       1,108       4,916
                                =========      =========      ======      ======

      At December 31, 2001, approximately 1.9 million, 0.1 million and 0.9 million options were currently exercisable by employees, directors and agents, respectively.

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

      The Company issued 2.3 million stock options with an exercise price of $3.15 per share to certain employees and members of management on August 1, 1999. During 2000, the Company issued an additional 0.2 million stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. As of December 31, 2001, the number of these options outstanding was reduced to 2.1 million, primarily through terminations. These options generally vest 20% upon grant and 20% each subsequent year. However, 0.6 million vest after seven years, subject to certain criteria, which could accelerate vesting to five years. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. In accordance with APB 25, the Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant of $0.6 million, $0.8 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Stock Options Issued to Directors

      Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. The 1998 ICP also provides that the non-employee directors for American Progressive would be granted an option to purchase 1,500 shares of Common Stock at each annual meeting. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. Because these are made at a price equal to market, no compensation expense is recognized for such awards.

      Stock Option Plan for Agents and Others

      In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123"), the fair value of these options are expensed over the vesting period of each award.

      On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the board of directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options expire ten years from the date of the grant. Options outstanding under this plan total 102,786, all of which are exercisable. In 1998, agents and other persons became eligible for options under the 1998 ICP. Agents were issued a total of 159,600 options with an exercise price of $5.00 per share in 2000 and 152,000 options with an exercise price of $5.31 per share in 1999. These options vest in equal installments over a three year period and expire five years from the date of grant.

      In addition, in connection with the acquisition of the Acquired Companies, the Company adopted additional stock option plans for agents and regional managers of the Acquired Companies. Agents are to be issued stock and stock options based on new premium production at predetermined exercise prices. The plan ended at December 31, 2001. Total options granted may not exceed $0.6 million of proceeds to be received upon exercise to a maximum of 175,778 options. Options issued under this plan cliff vest 24 months after the end of the year of option grant and expire at the earliest of the termination date as an agent or 30 days after the option becomes exercisable. A total of 74,000 options were issued with an exercise price of $4.17 related to 2000 sales performance and 84,254 options with an exercise price of $3.62 were issued related to 1999 sales performance. These agents were also eligible for stock grants based on new premium production. The stock grants awarded were 66,102 shares for 2000 sales performance and 84,254 shares for 1999 sales performance.

      Regional managers will receive options based on growth of new premium earned. The plan ended at December 31, 2001. Total options to be granted cannot exceed $4.05 million of proceeds to be received upon exercise of such options to a maximum of 1,135,174 options. Options cliff vest on the January 1st following the second calendar year after the year of option grant. Options issued to regional managers expire at the earliest of termination as an agent for cause, 30 days after termination not for cause, or 5 years after the grant date. A total of 19,904 options with an exercise price of $4.17 were issued in 2001 relating to 2000 sales performance, 37,762 options with an exercise price of $3.62 were issued in 2000 related to 1999 sales performance and 179,980 options with an exercise price of $3.15 were issued in 1999 related to 1998 sales performance.

      A total of $0.2 million was expensed during 2001, $0.5 million was expensed during 2000 and $1.5 million was expensed during 1999 related to the above plans.

      Accounting for Stock-Based Compensation

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

      Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                              2001                2000                1999
                                              ----                ----                ----
Risk free interest rates                 4.92% --  5.52%               5.11%     6.51% --  6.68%
Dividend yields                                     0.0%                0.0%                0.0%
Expected volatility                     40.81% -- 48.41%    21.75% -- 43.74%    43.63% -- 48.64%
Expected lives of options (in years)      2.0  --   9.0       1.0  --   4.5       2.0  --   6.0

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               2001              2000              1999
                                               ----              ----              ----
                                                            (In thousands)
Pro forma net income                        $   28,165        $   22,360        $    8,918
                                            ==========        ==========        ==========
Pro forma earnings per common share:
  Basic                                     $     0.57        $     0.48        $     0.39
  Diluted                                   $     0.56        $     0.47        $     0.32


10.   STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

      The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At December 31, 2001 and 2000 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $107.0 million and $86.5 million, respectively. Total statutory net income for the years ended December 31, 2001 and 2000 was $14.6 million and $12.2 million, respectively.

      The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2001 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

      PennCorp Life (Canada) and Pennsylvania Life's Canadian Branch report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $58.6 million and $56.4 million as of December 31, 2001 and 2000, respectively. PennCorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement and Pennsylvania Life's Canadian branch maintained a Test of Adequacy of Assets in Canada and Margin Ratio ("TAAM") in excess of the minimum requirement at December 31, 2001.

      Under the New York State Insurance Law, the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance, who, as a matter of present policy, would not approve such payment until American Progressive had generated sufficient statutory profits to offset its entire negative unassigned surplus, which was approximately $7.7 million at December 31, 2001.

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

      During the year ended December 31, 2001, Union Bankers paid an ordinary dividend to American Exchange of $1.7 million. Union Bankers also distributed its investment in the common stock of Marquette to American Exchange in the form of an extraordinary dividend. Additionally, Peninsular paid an extraordinary dividend of $1.9 million to American Pioneer in 2001.

      During the year ended December 31, 2000, Pennsylvania Life and Union Bankers paid ordinary dividends to American Exchange of $2.9 million and $2.0 million, respectively. Additionally, Peninsular Life paid an extraordinary dividend of $1.5 million to Universal American in 2000.

      Under current Canadian law, a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. PennCorp Life (Canada) did not pay any dividends during the three years ended December 31, 2001.

      Based upon the current dividend regulations of the respective states, Pennsylvania Life would be able to pay ordinary dividends of up to $8.4 million and Constitution Life would be able to pay ordinary dividends of approximately $1.7 million to American Exchange (their direct parent) without the prior approval from their respective insurance departments in 2002. Additionally, in 2002, Peninsular Life would be able to pay ordinary dividends of up to $0.7 million to American Pioneer without approval from the Florida Department. We do not expect that our remaining subsidiaries will be able to pay ordinary dividends in 2002.

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

      In 1998, the NAIC approved a codification of statutory accounting principles, effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification changed, to some extent, the accounting practices that the Company's Insurance Subsidiaries use to prepare their statutory financial statements. Adoption of the codification resulted in an increase in the statutory capital and surplus of the U.S. insurance subsidiaries of approximately $11.0 million at January 1, 2001, due primarily to the recognition of certain tax loss carry forwards as deferred tax assets.

11.   DEFERRED POLICY ACQUISITION COSTS:

      Details with respect to deferred policy acquisition costs for the three years ended December 31, 2001 are as follows:

                                                                                     (In thousands)
      Balance at January 1, 1999                                                        $ 24,283

               Capitalized costs                                                          11,441
               Adjustment relating to unrealized gain (loss) on fixed maturities           4,509
               Foreign currency adjustment                                                    24
               Amortization                                                               (5,314)
                                                                                        --------
      Balance at December 31, 1999                                                        34,943

               Capitalized costs                                                          24,200
               Adjustment relating to unrealized gain (loss) on fixed maturities          (2,209)
               Foreign currency adjustment                                                    (8)
               Amortization                                                               (6,866)
               Adjustment relating to the decision to exit the major medical              (1,409)
             line of business
                                                                                        --------
      Balance at December 31, 2000                                                        48,651

               Capitalized costs                                                          29,550
               Adjustment relating to unrealized gain (loss) on fixed maturities          (1,334)
               Foreign currency adjustment                                                  (478)
               Amortization                                                              (10,364)
                                                                                        --------
      Balance at December 31, 2001                                                      $ 66,025
                                                                                        ========

      During the year ended December 31, 2000, the Company decided to exit the major medical line of business. This resulted in a reduction in the projected gross profits for that line of business and accordingly, deferred policy acquisition costs of $1.4 million were written off as of December 31, 2000. No deferred policy acquisition costs were written off for the years ended December 31, 2001 or 1999.

12.      ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES:

Activity in the accident & health policy and contract claim liability is as follows:

                                            2001           2000           1999
                                            ----           ----           ----
                                                     (In thousands)
Balance at beginning of year            $ 77,884       $ 72,261       $ 24,332
     Less reinsurance recoverables       (43,502)       (36,231)       (19,076)
                                        --------       --------       --------
Net balance at beginning of year          34,382         36,030          5,256
                                        --------       --------       --------
Balances acquired                             --             --         31,043

Incurred related to:
     Current year                         74,204         59,700         58,163
     Prior years                            (613)           299           (395)
                                        --------       --------       --------
Total incurred                            73,591         59,999         57,768
                                        --------       --------       --------

Paid related to:
     Current year                         51,627         43,843         28,782
     Prior years                          21,094         17,631         29,320
                                        --------       --------       --------
Total paid                                72,721         61,474         58,102
                                        --------       --------       --------

Foreign currency adjustment                 (341)          (173)            65
                                        --------       --------       --------
Net balance at end of year                34,911         34,382         36,030
Plus reinsurance recoverables             44,685         43,502         36,231
                                        --------       --------       --------
Balance at end of year                  $ 79,596       $ 77,884       $ 72,261
                                        ========       ========       ========

         During each of the three years in the period ended December 31, 2001, the favorable or unfavorable development on accident and health claim reserves was less than two percent of the prior year net balance.

13.      REINSURANCE:

         In the normal course of business, the Company reinsures portions of certain policies that it underwrites. Accordingly, the Company is party to several reinsurance agreements on its life and accident & health insurance risks. The Company's senior market accident & health insurance products are reinsured under coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under coinsurance treaties, the reinsurer receives an agreed upon percentage of all premiums and reimburses the Company that same percentage of any losses. In addition, the Company receives certain allowances from the reinsurers to cover commissions, expenses and premium taxes. Under yearly-renewable term treaties, the reinsuring company receives premiums at an agreed upon rate and holds the required reserves for its share of the risk on a yearly-renewable term basis. The Company is also party to certain reinsurance agreements whereby the Company limits its loss in excess of certain thresholds. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. A contingent liability exists with respect to reinsurance that may become a liability of the Company in the event that the reinsurers should be unable to meet the obligations that they assumed.

         The Company has several quota share reinsurance agreements in place with Hannover Life Re of America ("Hannover"), General & Cologne Life Re of America ("General & Cologne") and Transamerica Occidental Life ("Transamerica"), (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various accident & health insurance products written or acquired by the Company and contain ceding percentages ranging between 50% and 100%. At December 31, 2001 and 2000 amounts due from Reinsurers were as follows:

                                2001          2000
                                ----          ----
Reinsurer                         (In thousands)
General & Cologne             $ 94,296      $ 89,469
Hannover                        67,849        54,838
Transamerica                    19,430        21,191
Other                           30,957        37,431
                              --------      --------
     Total                    $212,532      $202,929
                              ========      ========

         A summary of reinsurance activity for the three years ended December 31, 2001 is presented below:

                                                    As of December 31,
                                                    ------------------
                                        2001               2000               1999
                                        ----               ----               ----
                                                     (In thousands)
Life insurance in force
  Gross amount                      $ 3,266,564        $ 3,651,778        $ 4,445,889
  Ceded to other companies             (687,615)          (916,669)        (1,571,284)
  Assumed from other companies           48,747             51,175             50,699
                                    -----------        -----------        -----------
  Net Amount                        $ 2,627,696        $ 2,786,284        $ 2,925,304
                                    ===========        ===========        ===========
Percentage of assumed to net                  2%                 2%                 2%

                                                  Year Ended December 31,
                                                  -----------------------
Premiums                                2001               2000               1999
                                        ----               ----               ----
                                                      (In thousands)
  Life insurance                    $    36,411        $    41,371        $    25,704
  Accident & health                     477,164            409,952            226,849
                                    -----------        -----------        -----------
    Total gross premiums                513,575            451,323            252,553
                                    -----------        -----------        -----------

Ceded to other companies
  Life insurance                         (7,875)           (10,210)            (9,290)
  Accident & health                    (279,043)          (224,415)          (129,537)
                                    -----------        -----------        -----------
    Total ceded premiums               (286,918)          (234,625)          (138,827)
                                    -----------        -----------        -----------

Assumed from other companies
  Life insurance                          2,071              2,538              1,177
  Accident & health                         478                517                574
                                    -----------        -----------        -----------
   Total assumed premium                  2,549              3,055              1,751
                                    -----------        -----------        -----------

Net amount
  Life insurance                         30,607             33,699             17,591
  Accident & health                     198,599            186,054             97,886
                                    -----------        -----------        -----------
    Total net premium               $   229,206        $   219,753        $   115,477
                                    ===========        ===========        ===========

Percentage of assumed to net
  Life insurance                              7%                 8%                 7%
  Accident & health                          -%                 -%                  1%
  Total assumed to total net                  1%                 1%                 2%

Claims recovered                    $   201,121        $   175,700        $   104,900
                                    -----------        -----------        -----------

14.      LOAN AGREEMENTS:

         The Company entered into an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility in connection with the 1999 Acquisition on July 30, 1999. The term loan calls for interest at the London Interbank Offering Rate for one, two, three or six months ("LIBOR") plus 350 basis points with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The Company incurred loan origination fees of $3.5 million, which were capitalized and are amortized on a straight-line basis over the life of the loan. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, WorldNet and other immaterial subsidiaries and 65% of the outstanding common stock of UAFC Canada Inc. (the 100% parent of PennCorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. For the year ended December 31, 2001, 2000 and 1999, the Company paid $5.2 million, $7.1 million and $2.9 ,respectively in interest and fees in connection with the credit facility.

         The following table shows the schedule of remaining principal payments on the Company's outstanding term loan, with the final payment in July 2006:

                     Principal
                     Repayment
                     ---------
                   (In thousands)
2002                  $10,700
2003                   11,525
2004                   12,400
2005                   13,275
2006                   10,575
                   ----------
  Total            $   58,475
                   ==========

         In August 2000, to fund the CHCS acquisition (see Note 4), the Company drew down $3.0 million of the revolving loan facility, which amount currently incurs interest at a rate consistent with the term loan and is due to mature on July 31, 2004. The Company pays an annual commitment fee of 50 basis points on the unutilized facility, which is currently $7.0 million.

         The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 2001:

                 As of December 31,                      Year Ended December 31,
                 ------------------                      -----------------------
                                                                                  Weighted
                                               Maximum        Average(a)          Average
              Amount          Interest         Amount           Amount            Interest
           Outstanding          Rate         Outstanding     Outstanding          Rate (b)
           -----------          ----         -----------     -----------          --------
         (In thousands)                    (In thousands)   (In thousands)
2001      $    61,475            5.43%       $    69,650      $    65,490             7.84%
          ===========           =====        ===========      ===========            =====
2000      $    69,650           10.22%       $    71,500      $    70,056            10.05%
          ===========           =====        ===========      ===========            =====
1999      $    70,000            9.01%       $    70,000      $    31,833             8.98%
          ===========           =====        ===========      ===========            =====

    (a) The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.

    (b) The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

15.      COMMITMENTS:

         The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Rent expenses for the three years ended December 2001, 2000 and 1999 was $1.8 million, $2.9 million, and $1.5 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 2001 under non-cancelable operating leases are as follows:

                               (In thousands)
2002                                  $ 1,737
2003                                    1,516
2004                                    1,435
2005                                      947
2006 and thereafter                     5,686
                                      -------
        Totals                        $11,321
                                      =======

16.      UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

         Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 20% of the employee's compensation. Currently, the Company matches the employee's contribution up to 2% of the employee's compensation with Company common stock. At December 31, 2001 and 2000, the Savings Plan held 468,943 and 426,000 shares, respectively of the Company's common stock, which represents 34.4% of total plan assets as of December 31, 2001 and 18.2% of total plan assets as of December 31, 2000.

         The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments. The Company made matching contributions under the Savings Plan of $0.3 million in 2001, $0.3 million in 2000 and, $0.2 million in 1999.

17.      DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         a. Fixed maturities available for sale: Fair value of fixed maturities is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage and asset-backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based current economic conditions, past credit loss experience and other circumstances.

         b. Equity securities: For equity securities carried at fair value, fair value equals quoted market price.

         c. Cash and cash equivalents and policy loans: For cash and cash equivalents and policy loans, the carrying amount is a reasonable estimate of fair value.

         d. Investment contract liabilities: For annuity and universal life type contracts, the carrying amount is the policyholder account value (see Note 2); estimated fair value equals the policyholder account value less surrender charges.

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

         The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                             2001                        2000
                                             ----                        ----
                                    Carrying                    Carrying
                                     Amount      Fair Value      Amount      Fair Value
                                     ------      ----------      ------      ----------
                                        (In thousands)             (In thousands)
Financial assets:
Fixed maturities available for      $799,218      $799,218      $751,738      $751,738
sale
Equity securities                      4,199         4,199         3,547         3,547
Policy loans                          24,043        24,043        25,077        24,043
Other invested assets (a)              1,362         2,037
Mortgage loans (a)                     2,411         2,281
Cash and cash equivalents             53,690        53,690        40,250        40,250

Financial liabilities:
  Investment contract                236,742       219,330       233,415       212,475
liabilities
  Loan payable                        61,475        61,475        69,650        69,650

    (a) Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial. Other invested assets consists mainly of collateralized loans which are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets.

18.      EARNINGS PER SHARE:

         The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                   For the Year Ended December 31, 2001
                                                   ------------------------------------
                                                     Income          Shares     Per Share
                                                  (Numerator)    (Denominator)   Amount
                                                  -----------    -------------   ------
                                                (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                           49,591
Less: Weighted average treasury shares                                 (66)
                                                                 ---------
Basic EPS
Net income applicable to common                    $ 28,925         49,525      $   0.58
                                                   ========      =========      ========
shareholders

Effect of Dilutive Securities
Incentive stock options                                              3,956
Director stock option                                                  157
Treasury stock purchased from proceeds of
  exercise of options                                               (3,181)
                                                   --------      ---------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions            $ 28,925         50,457      $   0.57
                                                   ========      =========      ========

                                                  For the Year Ended December 31, 2000
                                                  ------------------------------------
                                                     Income          Shares     Per Share
                                                  (Numerator)    (Denominator)   Amount
                                                  -----------    -------------   ------
                                                (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                           46,761
Less: Weighted average treasury shares                                 (31)
                                                                 ---------
Basic EPS
Net income applicable to common
shareholders                                       $ 22,885         46,730      $   0.49
                                                   ========      =========      ========
Effect of Dilutive Securities
Incentive stock options                                              1,766
Director stock option                                                  115
Treasury stock purchased from proceeds of
  exercise of options                                               (1,496)
                                                   --------      ---------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions            $ 22,885         47,115      $   0.49
                                                   ========      =========      ========

                                                   For the Year Ended December 31, 1999
                                                   ------------------------------------
                                                     Income          Shares     Per Share
                                                  (Numerator)    (Denominator)   Amount
                                                  -----------    -------------   ------
                                                (In thousands, per share amounts in dollars)
Net income                                         $  9,813
Less: Redemption accrual on Series C
   preferred Stock                                     (180)


Basic EPS
Net income applicable to common
shareholders                                          9,633         23,212      $   0.42
                                                   ========      =========      ========
Effect of Dilutive Securities
Series B Preferred Stock                                             1,037
Series C Preferred Stock                                180            544
Series D Preferred Stock                                               744
Non-registered warrants                                              1,993
Registered warrants                                                    614
Incentive stock options                                              1,261
Director stock option                                                   93
Treasury stock purchased from proceeds of
  exercise of options and warrants                                    (937)
                                                   --------      ---------
Diluted EPS
Net income applicable to common
  Shareholders plus assumed conversions            $  9,813         28,561      $   0.34
                                                   ========      =========      ========

19.      OTHER COMPREHENSIVE INCOME

         The components of other comprehensive income, and the related tax effects for each component, for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                   Before Tax     Tax Expense    Net of Tax
                                                     Amount        (Benefit)       Amount
                                                     ------        ---------       ------
                                                               (In thousands)
Year ended December 31, 2001
----------------------------
Net unrealized gain arising during
  the year (net of deferred acquisition costs)      $  8,572       $  3,001       $  5,571
Reclassification adjustment for gains
  included in net income                              (3,078)        (1,078)        (2,000)
                                                    --------       --------       --------
   Net unrealized gains                                5,494          1,923          3,571
Foreign currency translation adjustment               (3,996)        (1,153)        (2,843)
                                                    --------       --------       --------
Other comprehensive income                          $  1,498       $    770       $    728
                                                    ========       ========       ========

                                                   Before Tax     Tax Expense    Net of Tax
                                                     Amount        (Benefit)       Amount
                                                     ------        ---------       ------
                                                               (In thousands)
Year ended December 31, 2000
----------------------------
Net unrealized gain arising during
  the year (net of deferred acquisition costs)      $ 20,531       $  7,498       $ 13,033
Reclassification adjustment for gains
included in net income                                  (146)           (51)           (95)
                                                    --------       --------       --------
   Net unrealized gains                               20,385          7,447         12,938
Foreign currency translation adjustment               (1,434)          (258)        (1,176)
                                                    --------       --------       --------
Other comprehensive income                          $ 18,951       $  7,189       $ 11,762
                                                    ========       ========       ========

                                                   Before Tax     Tax Expense    Net of Tax
                                                     Amount        (Benefit)       Amount
                                                     ------        ---------       ------
                                                               (In thousands)
Year ended December 31, 1999
----------------------------
Net unrealized loss arising during
  the year (net of deferred acquisition costs)      $(15,293)      $ (6,202)      $ (9,091)
Reclassification adjustment for losses
included in net income                                    87             35             52
                                                    --------       --------       --------
   Net unrealized gains                              (15,206)        (6,167)        (9,039)
Foreign currency translation adjustment                2,177            883          1,294
                                                    --------       --------       --------
Other comprehensive income (loss)                   $(13,029)      $ (5,284)      $ (7,745)
                                                    ========       ========       ========

20.      CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The quarterly results of operations for the three years ended December 31, 2001 are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts.

                 2001                                          Three Months Ended
                 ----                                          ------------------
                                             March 31,       June 30,    September 30,   December 31,
                                             ---------       --------    -------------   ------------
                                                                 (In thousands)
Total revenue                                $  76,671      $  74,764      $  73,851      $  75,657
Total benefits, claims & other expenses         65,750         65,298         63,132         63,401
                                             ---------      ---------      ---------      ---------
Operating income before income taxes            10,921          9,466         10,719         12,256
Federal income tax expense                       3,885          3,392          3,797          3,364
                                             ---------      ---------      ---------      ---------
Net income applicable to common
    Shareholders                             $   7,036      $   6,074      $   6,922      $   8,892
                                             =========      =========      =========      =========
Basic earnings per share                     $    0.15      $    0.13      $    0.13      $    0.17
                                             =========      =========      =========      =========
Diluted earnings per share                   $    0.15      $    0.13      $    0.13      $    0.16
                                             =========      =========      =========      =========

                 2000                                          Three Months Ended
                 ----                                          ------------------
                                             March 31,       June 30,    September 30,   December 31,
                                             ---------       --------    -------------   ------------
                                                                 (In thousands)
Total revenue                                $  70,770      $  71,826      $  71,469      $  70,026
Total benefits, claims & other expenses         61,956         62,990         63,203         62,876
                                             ---------      ---------      ---------      ---------
Operating income before income taxes             8,814          8,836          8,266          7,150
Federal income tax expense                       3,155          3,207          2,853            966
                                             ---------      ---------      ---------      ---------
Net income applicable to common
    Shareholders                             $   5,659      $   5,629      $   5,413      $   6,184
                                             =========      =========      =========      =========
Basic earnings per share                     $    0.12      $    0.12      $    0.12      $    0.13
                                             =========      =========      =========      =========
Diluted earnings per share                   $    0.12      $    0.12      $    0.12      $    0.13
                                             =========      =========      =========      =========

                 1999                                          Three Months Ended
                 ----                                          ------------------
                                             March 31,       June 30,    September 30,   December 31,
                                             ---------       --------    -------------   ------------
                                                                 (In thousands)
Total revenue                                $  13,850      $  14,713      $  50,188      $  69,385
Total benefits, claims & other expenses         12,783         13,640         45,002         60,655
                                             ---------      ---------      ---------      ---------
Operating income before income taxes             1,067          1,073          5,186          8,730
Federal income tax expense                         356            371          1,953          3,563
                                             ---------      ---------      ---------      ---------
Net Income                                         711            702          3,233          5,167
Redemption accrual on Series C
  Preferred Stock                                  180             --             --             --
                                             ---------      ---------      ---------      ---------
Net income applicable to common
    Shareholders                             $     531      $     702      $   3,233      $   5,167
                                             =========      =========      =========      =========
Basic earnings per share                     $    0.07      $    0.07      $    0.10      $    0.12
                                             =========      =========      =========      =========
Diluted earnings per share                   $    0.05      $    0.05      $    0.09      $    0.11
                                             =========      =========      =========      =========

21.      BUSINESS SEGMENT INFORMATION:

         Currently, the Company manages its business, with primary emphasis on its distribution channels, through four operating segments, Senior Market Brokerage, Career Agency, Special Markets and Administrative Services and also maintains a Corporate segment.

         SENIOR MARKET BROKERAGE - This distribution channel consists of an independent general agency system and insurance brokerage system that focus on the sale of products in the senior market segment, including medicare supplement, long-term care, final expense life insurance and annuities.

         CAREER AGENCY - The Career Agency Segment was acquired as part of the 1999 Acquisition in July 1999 and comprises the operations of Pennsylvania Life and PennCorp Life (Canada). PennCorp Life operates exclusively in Canada, while Pennsylvania Life operates in both the U.S. ("Pennsylvania Life U.S.") and Canada. The Career Agency segment includes a career agency field force, which distributes fixed benefit accident and sickness, life insurance and senior market insurance in the United States and Canada. The Career Agents are under exclusive contract with Pennsylvania Life and PennCorp Life (Canada).

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

         CORPORATE - This segment includes the activities of the holding company, including payment of interest on debt.

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

         Financial data by segment for the three years ended December 31, 2001 is as follows:

                                      December, 31, 2001             December 31, 2000                December 31, 1999
                                      ------------------             -----------------                -----------------
                                                                       (in thousands)

                                                    Segment                        Segment                          Segment
                                                    Income                         Income                           Income
                                                    (Loss)                         (Loss)                           (Loss)
                                                    Before                         Before                           Before
                                   Segment          Income         Segment         Income          Segment          Income
                                   Revenue          Taxes          Revenue          Taxes          Revenue          Taxes
                                   -------          -----          -------          -----          -------          -----
Career Agency                     $ 160,295       $  28,427       $ 161,719       $  28,814       $  67,924       $  11,759
Senior Market Brokerage              89,630           8,292          63,514           5,491          42,105           3,871
Special Markets                      38,811           5,424          53,311           4,790          36,180           4,618
Administrative Services              33,153           6,625          24,207           3,844           9,290           2,036
                                  ---------       ---------       ---------       ---------       ---------       ---------
   Subtotal                         321,889          48,768         302,751          42,939         155,499          22,284
Corporate                               360          (8,483)            358         (10,019)            936          (5,987)
Intersegment revenues               (24,384)             --         (19,164)             --          (8,058)             --
                                  ---------       ---------       ---------       ---------       ---------       ---------
  Segment total                     297,865          40,285         283,945          32,920         148,377          16,297
Adjustments to segment total
   Net realized gains                 3,078           3,078             146             146            (241)           (241)
                                  ---------       ---------       ---------       ---------       ---------       ---------

                                  $ 300,943       $  43,363       $ 284,091       $  33,066       $ 148,136       $  16,056
                                  =========       =========       =========       =========       =========       =========

         Identifiable assets by segment as of December 31, 2001 and 2000 are as follows:

                             December 31, 2001       December 31, 2000
                             -----------------       -----------------
Career Agency                          605,758             $   549,723
Senior Market Brokerage                426,689                 358,790
Special Markets                        242,080                 278,699
Administrative Services                 29,753                  21,356
                                   -----------             -----------
   Subtotal                          1,304,280               1,208,568
Corporate                              313,709                 268,256
Intersegment assets(1)                (342,073)               (286,960)
                                   -----------             -----------
                                   $ 1,275,916             $ 1,189,864
                                   ===========             ===========

    1 Intersegment assets includes the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

21.      FOREIGN OPERATIONS:

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through PennCorp Life (Canada) and a Canadian Branch of Pennsylvania Life. These assets and liabilities are located in Canada where the insurance risks are written. Revenues of the Career Agency segment by geographic area are as follows:

                               2001          2000          1999
                               ----          ----          ----
Revenues                                (In thousands)
  United States              $103,432      $104,848      $ 44,157
  Canada                       56,863        56,871        23,767
                             --------      --------      --------
    Total                    $160,295      $161,719      $ 67,924
                             ========      ========      ========

  SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           DECEMBER 31, 2001 AND 2000

                                                    December 31, 2001
                                                    -----------------

                                    Face          Amortized        Fair         Carrying
Classification                      Value            Cost          Value          Value
--------------                      -----            ----          -----          -----
                                                      (In thousands)
US Treasury securities and
obligations                       $ 35,263         $ 35,719       $ 36,970      $ 36,970
  of US Government
Corporate bonds                    357,336          357,431        364,616       364,616
Foreign bonds (1)                  241,925          157,077        157,662       157,662
Asset and mortgage-backed          245,406          236,617        239,970       239,970
securities
Equity securities                                     4,339          4,199         4,199
                                                   --------       --------      --------
  Sub-total                                         791,183       $803,417       803,417
                                                                  ========
Policy loans                                         24,043                       24,043
Other invested assets                                 3,773                        3,773
                                                   --------                     --------
  Total investments                                $818,999                     $831,233
                                                   ========                     ========

                                                    December 31, 2000
                                                    -----------------

                                    Face          Amortized        Fair         Carrying
Classification                      Value            Cost          Value          Value
--------------                      -----            ----          -----          -----
                                                      (In thousands)
US Treasury securities and
obligations                       $ 33,741         $ 34,199       $ 34,734       $34,734
  of US Government
Corporate bonds                    310,806          311,711        313,197       313,197
Foreign bonds (1)                  228,091          144,243        145,403       145,403
Asset and mortgage-backed          269,925          255,907        258,404       258,404
securities
Equity Securities                                     3,819          3,547         3,547
                                                   --------       --------      --------
  Sub-total                                         749,879       $755,285       755,285
                                                                  ========
Policy loans                                         25,077                       25,077
Other invested assets                                 4,318                        4,318
                                                   --------                     --------
  Total investments                                $779,274                     $784,680
                                                   ========                     ========

    (1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.



                  See accompanying independent auditor's report

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                  2001          2000
                                                  ----          ----
ASSETS                                              (In thousands)
Cash and cash equivalents                       $  2,660      $  3,212
Fixed maturities, available for sale               3,028            --
Investments in subsidiaries at equity            229,694       190,540
Note receivable from affiliate                    70,000        70,000
Due from subsidiary                                   --           209
Capitalized loan origination fees                  2,428         2,958
Deferred tax asset                                   781           875
Other assets                                       5,118           462
                                                --------      --------
Total assets                                     313,709       268,256
                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Loan payable                                      61,475        69,650
Note payable to American Progressive               2,400         7,900
Due to subsidiary                                 15,744         9,889
Amounts payable and other liabilities              3,320         6,868
                                                --------      --------

Total liabilities                                 82,939        94,307
                                                --------      --------

Total stockholders' equity                       230,770       173,949
                                                --------      --------

Total liabilities and stockholders' equity      $313,709      $268,256
                                                ========      ========


                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                                      2001           2000           1999
                                                      ----           ----           ----
                                                                (In thousands)
REVENUES:

Net investment income                               $  6,060       $  7,258       $  2,762
Other income                                             100            107             10
                                                    --------       --------       --------

Total revenues                                         6,160          7,365          2,772
                                                    --------       --------       --------

EXPENSES:

Selling, general and administrative expenses           3,990          3,833          3,620
Interest expense                                       5,152          7,097          2,859
                                                    --------       --------       --------

Total expenses                                         9,142         10,930          6,479
                                                    --------       --------       --------


Operating loss before provision for Federal
  income taxes and equity income                      (2,982)        (3,565)        (3,707)
Federal income tax expense                               166          1,659          1,250
                                                    --------       --------       --------

Net loss before equity income of subsidiaries         (3,148)        (5,224)        (4,957)

Equity in undistributed income                        32,073         28,109         14,770
                                                    --------       --------       --------

Net income                                            28,925         22,885          9,813

Redemption accrual on Series C Preferred Stock            --             --            180
                                                    --------       --------       --------

Net income applicable to common shareholders        $ 28,925       $ 22,885       $  9,633
                                                    ========       ========       ========


                  See notes to condensed financial statements.

                                                                 2001            2000            1999
                                                                 ----            ----            ----
                                                                            (In thousands)
Cash flows from operating activities:
Net income                                                    $  28,925       $  22,885       $   9,813
Adjustments to reconcile net income to
  net cash used by operating activities:
  Stock based compensation                                          863             830              --
  Equity earnings of subsidiaries                               (32,073)        (28,109)        (91,818)
  Change in surplus note interest receivable                         --           2,721          (2,721)
  Change in amounts due to/from subsidiaries                      6,064           5,917             268
  Change in loan origination fees                                   530             558          (3,515)
  Change in deferred income taxes                                    94            (817)          1,269
  Change in other assets and liabilities                         (1,718)         (2,158)          1,113
                                                              ---------       ---------       ---------

Net cash provided (used) by operating activities                  2,685           1,827         (85,591)
                                                              ---------       ---------       ---------

Cash flows from investing activities:
Purchase of fixed maturities                                     (3,028)             --              --
Issuance of surplus note receivable to American Exchange             --              --         (70,000)
Redemption of surplus note due from American Pioneer                 --              --           1,000
Capital contribution to American Pioneer                         (7,000)             --          (1,000)
Capital contribution to Pennsylvania Life                        (4,362)             --              --
Capital contribution to PennCorp Life of Canada                      --          (1,400)             --
Purchase of business                                               (650)         (6,189)             --
                                                              ---------       ---------       ---------

Net cash used by investing activities                           (15,040)         (7,589)        (70,000)
                                                              ---------       ---------       ---------

Cash flows from financing activities:
Net proceeds from issuance of common stock                       26,242             213          93,209
Purchase of Treasury Stock                                         (764)           (711)             --
Proceeds from the issuance of Series C Preferred Stock               --              --              --
Proceeds from the issuance of Series D Preferred Stock               --              --           1,750
Change in note payable to American Progressive                   (5,500)             --              --
Increase in loan payable                                             --           3,000          70,000
Principal repayment on debt                                      (8,175)         (3,350)         (4,750)
Dividends received                                                   --           3,409              --
                                                              ---------       ---------       ---------

 Net cash provided from financing activities                     11,803           2,561         160,209
                                                              ---------       ---------       ---------

 Net increase (decrease) in cash and cash equivalents              (552)         (3,201)          4,618
 Cash and cash equivalents:
    At beginning of year                                          3,212           6,413           1,795
                                                              ---------       ---------       ---------
    At end of year                                            $   2,660       $   3,212       $   6,413
                                                              =========       =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest                                                   $   5,195       $   7,097       $   2,859
                                                              =========       =========       =========
   Income taxes                                               $     209       $      39       $      18
                                                              =========       =========       =========

                   See notes to condensed financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         In the parent-company-only financial statements, the parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The parent company's share of net income of its wholly owned unconsolidated subsidiaries is included in its net income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                 (In thousands)

                                 Reserves               Policy
                    Deferred    for Future               and          Net          Net                                     Other
                  Acquisition     Policy    Unearned   Contract     Premium     Investment   Policyholder  Net Change    Operating
     2001            Costs       Benefits   Premiums    Claims       Earned       Income       Benefits      in DAC       Expense
     ----            -----       --------   --------    ------       ------       ------       --------      ------       -------
Career Agency      $  27,043    $ 387,860   $     --  $  22,013    $ 126,144    $  32,768     $  85,928    $ (12,178)    $  58,111
Senior Market
Brokerage             32,736      274,040         --     54,093       77,888       11,740        66,166       (7,721)       22,726
Special Markets        6,246      166,295         --      9,772       25,174       13,434        23,197          713         9,253
Administrative
Services                  --           --         --         --           --          322            --           --        24,322
                   ---------    ---------   --------  ---------    ---------    ---------     ---------    ---------     ---------
  Subtotal            66,025      828,195         --     85,878      229,206       58,264       175,291      (19,186)      114,412
Corporate                 --           --         --         --           --          331            --           --         8,814
Intersegement             --           --         --         --           --         (783)           --           --       (24,388)
                   ---------    ---------   --------  ---------    ---------    ---------     ---------    ---------     ---------
  Segment Total    $  66,025    $ 828,195   $     --  $  85,878    $ 229,206    $  57,812     $ 175,291    $ (19,186)    $  98,838
                   =========    =========   ========  =========    =========    =========     =========    =========     =========

2000
Career Agency      $  15,335    $ 361,415   $     --  $  21,235    $ 129,358    $  31,714     $  83,089    $ (12,476)    $  62,264
Senior Market
Brokerage             25,507      249,204         --     50,769       52,120       11,391        45,652       (5,015)       17,203
Special Markets        7,809      188,301         --     13,087       38,275       14,704        35,308        1,566        11,417
Administrative
Services                  --           --         --         --           --           77            --           --        17,443
                   ---------    ---------   --------  ---------    ---------    ---------     ---------    ---------     ---------
  Subtotal            48,651      798,920         --     85,091      219,753       57,886       164,049      (15,925)      108,327
Corporate                 --           --         --         --           --          116            --           --        11,033
Intersegement             --           --         --         --           --       (1,057)           --           --       (19,208)
                   ---------    ---------   --------  ---------    ---------    ---------     ---------    ---------     ---------
  Segment Total    $  48,651    $ 798,920   $     --  $  85,091    $ 219,753    $  56,945     $ 154,049    $ (15,925)    $ 100,152
                   =========    =========   ========  =========    =========    =========     =========    =========     =========

1999
Career Agency      $   2,944    $ 340,866   $     --  $  20,333    $  55,563    $  12,130     $  30,833    $  (2,919)    $  28,239
Senior Market
Brokerage             21,879      245,838         --     42,946       32,642        9,422        29,193       (3,722)       12,580
Special Markets       10,120      212,738         --     14,627       27,762        8,662        21,897          412         8,939
Administrative
Services                  --           --         --         --           --          104            --           --         7,254
                   ---------    ---------   --------  ---------    ---------    ---------     ---------    ---------     ---------
  Subtotal            34,943      799,441         --     77,905      115,477       30,321        81,923       (6,229)       57,012
Corporate                 --           --         --         --           --           89            --           --         7,462
Intersegement             --           --         --         --           --         (919)           --           --        (8,108)
                   ---------    ---------   --------  ---------    ---------    ---------     ---------    ---------     ---------
  Segment Total    $  34,943    $ 799,441   $     --  $  77,905    $ 115,477    $  29,313     $  81,923    $  (6,229)    $  56,316
                   =========    =========   ========  =========    =========    =========     =========    =========     =========

                  See accompanying independent auditor's report