Form 10-Q
period 2002-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2002-05-15
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2002
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

                          Yes   [X]            No   [ ]

         The number of shares outstanding of the Registrant's Common Stock as of May 4, 2002 was 52,983,203.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS


                                                                                                            Page No.
                                                                                                            --------
PART I - FINANCIAL INFORMATION

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                                   3

         Consolidated Statements of Operations for the three months ended March 31, 2002                          4
         and March 31, 2001

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002                          5
         and March 31, 2001

         Notes to Consolidated Financial Statements                                                            6-12

         Management's Discussion and Analysis of Financial Condition and Results of Operations                13-25

PART II - OTHER INFORMATION

         Signature                                                                                               25

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                            MARCH 31, 2002    DECEMBER 31, 2001
                                                                            --------------    -----------------
                                                                             (Unaudited)
ASSETS
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost: 2002, $801,947; 2001, $786,844)                         $   799,558         $   799,218
  Equity securities, at fair value (cost: 2002, $4,962; 2001, $4,339)              4,794               4,199
  Policy loans                                                                    24,011              24,043
  Other invested assets                                                            3,630               3,773
                                                                             -----------         -----------
    Total investments                                                            831,993             831,233

Cash and cash equivalents                                                         30,559              47,990
Accrued investment income                                                         12,245              12,663
Deferred policy acquisition costs                                                 73,176              66,025
Amounts due from reinsurers                                                      221,862             212,532
Due and unpaid premiums                                                            3,468               3,385
Deferred income tax asset                                                         60,544              59,952
Present value of future profits and goodwill                                      11,499              11,921
Other assets                                                                      29,809              24,515
                                                                             -----------         -----------
    Total assets                                                               1,275,155           1,270,216
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                    239,289             236,742
Reserves for future policy benefits                                              597,407             591,453
Policy and contract claims - life                                                  7,358               6,282
Policy and contract claims - health                                               84,035              79,596
Loan payable                                                                      58,850              61,475
Amounts due to reinsurers                                                          5,236               6,680
Other liabilities                                                                 52,613              57,218
                                                                             -----------         -----------
    Total liabilities                                                          1,044,788           1,039,446
                                                                             -----------         -----------

STOCKHOLDERS' EQUITY

Common stock (Authorized: 80 million shares, issued and outstanding:
  2002, 53.0 million shares; 2001, 52.8 million shares)                              530                 528
Additional paid-in capital                                                       156,605             155,746
Accumulated other comprehensive income                                            (3,201)              5,603
Retained earnings                                                                 76,777              69,279
Less:  Treasury Stock (2002, 0.1 million shares; 2001,
  0.1 million shares)                                                               (344)               (386)
                                                                             -----------         -----------
    Total stockholders' equity                                                   230,367             230,770
                                                                             -----------         -----------
       Total liabilities and stockholders' equity                            $ 1,275,155         $ 1,270,216
                                                                             ===========         ===========


           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            2002             2001
                                                                        -----------       ----------
                                                                                 (unaudited)
  Revenues:
     Gross premiums and policyholder fees earned                         $ 147,436         $ 126,213
     Reinsurance premiums assumed                                              938               822
     Reinsurance premiums ceded                                            (83,462)          (69,442)
                                                                         ---------         ---------
           Net premiums and policyholder fees earned                        64,912            57,593

     Net investment income                                                  14,327            14,457
     Net realized gains on investments                                         143             2,090
     Fee and other income                                                    2,784             2,531
                                                                         ---------         ---------
           Total revenues                                                  82,166            76,671
                                                                         ---------         ---------

  Benefits, claims and expenses:
     Increase in future policy benefits                                      2,570             3,763
     Claims and other benefits                                              42,646            39,038
     Interest credited to policyholders                                      2,607             2,512
     Net increase in deferred acquisition costs                             (5,932)           (4,328)
     Amortization of present value of future profits and goodwill              422               724
     Commissions                                                            28,557            24,268
     Commission and expense allowances on reinsurance ceded                (24,737)          (21,402)
     Interest expense                                                          806             1,618
     Other operating costs and expenses                                     23,602            19,557
                                                                         ---------         ---------
           Total benefits, claims and other expenses                       70,541            65,750
                                                                         ---------         ---------

  Income before taxes                                                       11,625            10,921
  Federal income tax expense                                                 4,127             3,885
                                                                         ---------         ---------
  Net income                                                             $   7,498         $   7,036
                                                                         =========         =========

  Earnings per common share:
    Basic                                                                $    0.14         $    0.15
                                                                         =========         =========
    Diluted                                                              $    0.14         $    0.15
                                                                         =========         =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                           2002               2001
                                                                                         ---------         ----------
                                                                                                 (unaudited)
Cash flows from operating activities:
Net income                                                                               $   7,498         $   7,036
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                      3,565             2,800
  Change in reserves for future policy benefits                                              5,954            12,899
  Change in policy and contract claims                                                       5,515             4,565
  Change in deferred policy acquisition costs                                               (5,932)           (4,328)
  Amortization of present value of future profits and goodwill                                 422               724
  Change in policy loans                                                                        32               417
  Change in accrued investment income                                                          417               649
  Change in reinsurance balances                                                           (10,543)          (11,203)
  Realized gains on investments                                                               (143)           (2,090)
  Change in restructuring liability                                                             --            (2,421)
  Change in income taxes payable                                                            (2,401)           (1,124)
  Other, net                                                                                (6,575)           (5,492)
                                                                                         ---------         ---------
Net cash (used) provided by operating activities                                            (2,191)            2,432
                                                                                         ---------         ---------

Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities available for sale                  138,228           110,063
  Cost of fixed maturities purchased available for sale                                   (152,361)         (109,735)
  Change in amounts held in trust by reinsurer                                                (939)             (610)
  Proceeds from sale of equity securities                                                    2,658                 5
  Cost of equity securities purchased                                                       (3,277)              (11)
  Change in mortgage loans                                                                      91              (578)
  Change is due from / to broker                                                               132            (6,800)
  Change in other invested assets                                                               52               684
  Cost of equipment purchased                                                                 (530)               --
                                                                                         ---------         ---------
Net cash used by investing activities                                                      (15,946)           (6,982)
                                                                                         ---------         ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                   620                89
  Cost of treasury stock purchases                                                            (544)             (453)
  Change in policyholder account balances                                                    2,547            (1,312)
  Change in reinsurance balances on policyholder account balances                              708                38
  Principal repayment on loan payable                                                       (2,625)           (1,850)
                                                                                         ---------         ---------
Net cash provided (used) by financing activities                                               706            (3,488)
                                                                                         ---------         ---------

Net decrease in cash and cash equivalents                                                  (17,431)           (8,038)

Cash and cash equivalents at beginning of period                                            47,990            40,250
                                                                                         ---------         ---------
Cash and cash equivalents at end of period                                               $  30,559         $  32,212
                                                                                         =========         =========

Supplemental cash flow information:
  Cash paid during the period for interest                                               $     273         $     703
                                                                                         =========         =========
  Cash paid during the period for income taxes                                           $   2,963         $   1,810
                                                                                         =========         =========

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), PennCorp Life Insurance Company, a Canadian company ("PennCorp Life (Canada)"), and CHCS Services, Inc.

         The Company offers life and accident and health insurance designed for the senior market and self-employed market in all fifty states, the District of Columbia and all the provinces of Canada. It also provides administrative services to other insurers by servicing their senior market products. The Company's principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, home health care, senior life insurance and annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus only on sales for Pennsylvania Life and PennCorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive and Constitution.

2.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three months ended March 31, 2002 and 2001 are as follows:


                                                THREE MONTHS ENDED MARCH 31,
                                               -----------------------------
                                                 2002                2001
                                               -------             --------
                                                     (In thousands)

         Net income                            $ 7,498             $ 7,036
         Other comprehensive income             (8,804)              2,017
                                               -------             -------
         Comprehensive income                  $(1,306)            $ 9,053
                                               =======             =======

         The components of other comprehensive income and the related tax effects for each component for the three months ended March 31, 2002 and 2001 are as follows:


                                         THREE MONTHS ENDED MARCH 31, 2002                   THREE MONTHS ENDED MARCH 31, 2001
                                      ------------------------------------------         ------------------------------------------
                                       Before            Tax             Net of          Before             Tax            Net of
                                        Tax             Expense           Tax              Tax            Expense            Tax
                                       Amount          (Benefit)         Amount           Amount         (Benefit)          Amount
                                      --------         ---------        --------         --------        ---------         --------
                                                                          (In thousands)
Net unrealized (loss) gain
arising during the year (net
of deferred acquisition costs)        $(13,729)        $ (4,805)        $ (8,924)        $  8,682         $  3,039         $  5,643
Less:
Reclassification adjustment
 for gains included in net
 income                                   (143)             (50)             (93)          (2,090)            (732)          (1,358)
                                      --------         --------         --------         --------         --------         --------
Net unrealized (losses) gains          (13,586)          (4,755)          (8,831)           6,592            2,307            4,285
Currency translation
 adjustments                                52               25               27           (3,111)            (843)          (2,268)
                                      --------         --------         --------         --------         --------         --------
Other comprehensive (loss)
income                                $(13,534)        $ (4,730)        $ (8,804)        $  3,481         $  1,464         $  2,017
                                      ========         ========         ========         ========         ========         ========

3.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended March 31, 2002 and 2001 is as follows:

                                                                   THREE MONTHS ENDED MARCH 31, 2002
                                                           ---------------------------------------------------
                                                             Income             Shares          Per Share
                                                          (Numerator)       (Denominator)         Amount
                                                         --------------- ----------------- -----------------
                                                              (In thousands, per share amounts in dollars)

Weighted average common stock outstanding                                         52,892
Less: Weighted average treasury shares                                              (122)
                                                                                --------

Basic EPS:
Net income applicable to common shareholders               $  7,498               52,770            $0.14
                                                           ========                                 =====

Effect of Dilutive Securities
Incentive stock options                                                            3,895
Director stock options                                                               190
Agents and others stock options                                                    1,047
Treasury stock assumed from proceeds of options                                   (3,797)
                                                                                --------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                    $  7,498               54,105            $0.14
                                                           ========             ========            =====



                                                                   THREE MONTHS ENDED MARCH 31, 2001
                                                           ---------------------------------------------------
                                                               Income           Shares          Per Share
                                                            (Numerator)     (Denominator)         Amount
                                                           --------------- ----------------- -----------------
                                                              (In thousands, per share amounts in dollars)

Weighted average common stock outstanding                                         46,845
Less:  weighted average treasury shares                                              (97)
                                                                                --------
Basic EPS:
Net income applicable to common shareholders               $  7,036               46,748            $0.15
                                                           ========                                 =====
Effect of Dilutive Securities
Incentive stock options                                                            1,502
Director stock options                                                                88
Agents and others stock options                                                      796
Treasury stock assumed from proceeds of options                                   (2,020)
                                                                                --------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                    $  7,036               47,114            $0.15
                                                           ========             ========            =====

4.       INVESTMENTS

         As of March 31, 2002 and December 31, 2001, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                           MARCH 31, 2002
                                               ---------------------------------------------------------------------
                                                                    Gross               Gross
                                               Amortized          Unrealized          Unrealized             Fair
Classification                                    Cost              Gains               Losses               Value
--------------                                 ---------          ----------          ----------           ---------
                                                                              (In thousands)
US Treasury securities
  and obligations of US government             $  37,749          $     849           $    (203)          $  38,395
Corporate debt securities                        153,108                631              (3,361)            150,378
Foreign debt securities (1)                      391,471              5,577              (7,319)            389,729
Mortgage- and asset-backed securities            219,619              3,836              (2,399)            221,056
                                               ---------          ---------           ---------           ---------
                                               $ 801,947          $  10,893           $ (13,282)          $ 799,558
                                               =========          =========           =========           =========

                                                                             DECEMBER 31, 2001
                                               ---------------------------------------------------------------------
                                                                    Gross              Gross
                                               Amortized          Unrealized         Unrealized              Fair
Classification                                    Cost              Gains             Losses                Value
--------------                                 ---------          ----------         ----------           ----------
                                                                              (In thousands)
US Treasury securities
  and obligations of US government             $  35,719          $   1,262           $     (11)          $  36,970
Corporate debt securities                        357,431              8,990              (1,805)            364,616
Foreign debt securities (1)                      157,077              2,225              (1,640)            157,662
Mortgage- and asset-backed securities            236,617              5,700              (2,347)            239,970
                                               ---------          ---------           ---------           ---------
                                               $ 786,844          $  18,177           $  (5,803)          $ 799,218
                                               =========          =========           =========           =========

------------

(1) Primarily Canadian denominated bonds supporting our Canadian Insurance reserves.

         The amortized cost and fair value of fixed maturities at March 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED             FAIR
                                                            COST                VALUE
                                                          ---------           --------
                                                                (In thousands)
         Due in 1 year or less                            $ 24,669            $ 25,387
         Due after 1 year through 5 years                  118,111             119,221
         Due after 5 years through 10 years                273,207             271,125
         Due after 10 years                                166,341             162,769
         Mortgage- and asset-backed securities             219,619             221,056
                                                          --------            --------
                                                          $801,947            $799,558
                                                          ========            ========

         During the three months ended March 31, 2002, the Company wrote down the value of certain fixed maturity securities by $1.6 million (0.2% of investments). During the three months ended March 31, 2001, the Company wrote down the value of certain fixed maturity securities by $1.2 million (0.2% of investments). These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

5.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock outstanding, from December 31, 2001 through March 31, 2002, were as follows:

         Common stock outstanding at December 31, 2001                      52,799,899
         Stock options exercised                                               147,579
         Stock purchases pursuant to Agents' Stock Purchase Plan                19,450
                                                                            ----------
         Common stock outstanding at March 31, 2002                         52,966,928
                                                                            ==========

         Treasury Stock

         During 2001, the Board of Directors approved a plan to repurchase up to
0.5 million shares of Company stock in the open market. In March 2002, the Board of Directors approved an amendment of the plan to increase the amount of shares available for repurchase from 0.5 million to 1.0 million shares. The purpose of the plan is to fund employee stock bonuses. During the three months ended March 31, 2002, the Company acquired 82,965 shares on the open market for a cost of $0.5 million at a weighted average market price of $6.56 per share. The Company distributed 103,216 shares in the form of officer and employee bonuses at a weighted average market price of $6.45 per share, at the date of distribution.

6.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Life (Canada), Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At March 31, 2002 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $99.9 million.

         Beginning in 1993, the National Association of Insurance Commissioners ("NAIC") imposed regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2002 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $36.3 million as of March 31, 2002. PennCorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at March 31, 2002.

7.       EFFECTS OF ACCOUNTING PRONOUNCEMENTS

         In June, 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

         The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.1 million (less than $0.01 per diluted share) for the three months ended March 31, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that, based on these tests, goodwill and indefinite lived intangibles were not impaired.

8.       BUSINESS SEGMENT INFORMATION

The Company offers life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. The Company also provides administrative services to other issuers by servicing their senior market products. Our principal insurance products are Medicare supplemental health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. During 2002 we modified the way we report segment information by combining our previously defined Senior Market Brokerage and Special Markets segments into one segment, Senior Market Brokerage. Our decision to combine the two segments was based on the significant reduction in the insurance in force in the Special Markets segment as a result of our exit from the major medical line of business. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

         CAREER AGENCY - The Career Agency segment is comprised of the operations of Pennsylvania Life and PennCorp Life (Canada), both of which we acquired in 1999. PennCorp Life (Canada) operates exclusively in Canada, while Pennsylvania Life operates in the United States. The Career Agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life (Canada).

         SENIOR MARKET BROKERAGE - This segment includes the operations of general agency and insurance brokerage distribution systems that focus on the sale of insurance products to the senior market, including Medicare Supplement/Select, long term care, senior life insurance and annuities. In 2002, we combined our Special Markets segment with our Senior Market Brokerage segment.

         ADMINISTRATIVE SERVICES - The Company acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to various senior market products and a growing portion of non-insurance products. The services that we perform include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities.

         CORPORATE - This segment reflects the corporate activities of our holding company, including the payment of interest on our debt and our public company administrative expenses.

         Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the administrative services segment for the Career Agency and Senior Market Brokerage segments and interest on notes issued by the Corporate segment to the other operating segments.

         Financial results by segment for the three months ended March 31, 2002 and 2001 is as follows:

                                                      March 31, 2002                   March 31, 2001
                                              -----------------------------     ----------------------------
                                                              Income (Loss)                    Income (Loss)
                                                                 Before                          Before
                                               Revenue        Income Taxes      Revenue        Income Taxes
                                              ---------      --------------     --------       -------------
                                                                         (In thousands)
         Career agency                        $ 39,764         $  7,207         $ 40,535         $  7,366
         Senior market brokerage                39,676            4,155           31,890            2,401
         Administrative services                 9,696            1,876            8,046            1,510
                                              --------         --------         --------         --------
            Subtotal                            89,136           13,238           80,471           11,277
         Corporate                                 219           (1,756)              27           (2,446)
         Intersegment revenues                  (7,332)              --           (5,917)              --
                                              --------         --------         --------         --------
           Segment total                        82,023           11,482           74,581            8,831
         Adjustments to segment total:
            Net realized gains                     143              143            2,090            2,090
                                              --------         --------         --------         --------
                                              $ 82,166         $ 11,625         $ 76,671         $ 10,921
                                              ========         ========         ========         ========

         Identifiable assets by segment as of March 31, 2002 and December 31, 2001 are as follows:

                                       March 31, 2002     December 31, 2001
                                       --------------     -----------------
                                                (In thousands)
         Career agency                  $   609,799         $   605,758
         Senior market brokerage            656,037             663,069
         Administrative services             32,701              30,930
                                        -----------         -----------
           Subtotal                       1,298,537           1,299,757
         Corporate                          316,356             313,709
         Intersegment assets (1)           (339,738)           (343,250)
                                        -----------         -----------
                                        $ 1,275,155         $ 1,270,216
                                        ===========         ===========

         (1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

9.       FOREIGN OPERATIONS

         A portion of the Company's career agency segment is conducted in Canada through Penn Corp Life (Canada). The assets and liabilities of the Canadian business are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the career agency segment by geographic area for the three months ended March 31, 2002 and 2001, are as follows:

                                     March 31, 2002     March 31, 2001
                                     --------------     --------------
                                             (In thousands)

         Revenues
           United States                $26,022            $26,098
           Canada                        13,742             14,437
                                        -------            -------
             Total                      $39,764            $40,535
                                        =======            =======

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

         We own nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company of Canada ("PennCorp Life (Canada)") and Union Bankers Insurance Company ("Union Bankers"). In addition to the Insurance Subsidiaries, we own a third party administrator, CHCS Services, Inc. that processes our senior market policies, as well as business for unaffiliated insurance companies.

OVERVIEW

We offer life and health insurance designed for the senior market and the self-employed market in all 50 states, the District of Columbia and all of the provinces of Canada. We also provide administrative services to other insurers by servicing their senior market products. Our principal insurance products are Medicare Supplement/Select health insurance, fixed benefit accident and sickness disability insurance, long term care insurance, senior life insurance, annuities and other individual life insurance. Our principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. We also report the corporate activities of our holding company in a separate segment. During 2002 we modified the way we report segment information by combining our previously defined Senior Market Brokerage and Special Markets segments into one segment, Senior Market Brokerage. Our decision to combine the two segments was based on the significant reduction in the insurance in force in the Special Markets segment as a result of our exit from the Major Medical line of business. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

         CAREER AGENCY - The Career Agency segment is comprised of the operations of Pennsylvania Life and PennCorp Life (Canada). PennCorp Life (Canada) operates exclusively in Canada, while Pennsylvania Life operates in the United States. The Career Agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance and supplemental senior health insurance in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life (Canada).

         SENIOR MARKET BROKERAGE - This segment includes the operations of general agency and insurance brokerage distribution systems that focus on the sale of insurance products to the senior market, including Medicare Supplement/Select, long term care, senior life insurance and annuities. In 2002, we combined our Special Markets segment with our Senior Market Brokerage segment.

         ADMINISTRATIVE SERVICES - We act as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to various senior market products and a growing portion of non-insurance products. The services that we perform include policy underwriting, telephone verification, policyholder services, claims adjudication, clinical case management, care assessment and referral to health care facilities.

         CORPORATE - This segment reflects the corporate activities of our holding company, including the payment of interest on our debt and our public company administrative expenses.

         Intersegment revenues and expenses are reported on a gross basis in each of the operating segments. These eliminations affect the amounts reported on the individual financial statement line items, but do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency and Senior Market Brokerage segments and interest on notes issued by the Corporate segment to the other operating segments.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, valuation of certain investments and deferred taxes. There have been no changes in our critical accounting policies during the current quarter.

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table presents operating income by segment along with a reconciliation to net income:


                                                                        For the quarters ended March 31,
                                                                        --------------------------------
                                                                             2002              2001
                                                                        -----------         ------------
                                                                        (In thousands, per share amounts
                                                                                   in dollars)

Career agency                                                              $  7,207         $  7,366
Senior market brokerage                                                       4,155            2,401
Administrative services                                                       1,876            1,510
                                                                           --------         --------
  Segment operating income                                                   13,238           11,277

Corporate                                                                    (1,756)          (2,446)
                                                                           --------         --------

Operating income before realized gains and federal income taxes (1)          11,482            8,831

Federal income taxes on operating items                                      (4,077)          (3,154)
                                                                           --------         --------

  Net operating Income (1)                                                    7,405            5,677
  Realized gains (losses) net of tax                                             93            1,359
                                                                           --------         --------

Net Income                                                                 $  7,498         $  7,036
                                                                           ========         ========

Per share data (diluted):
  Net operating income (1)                                                 $   0.14         $   0.12
  Realized gains (losses) net of tax                                           --               0.03
                                                                           --------         --------

Net Income                                                                 $   0.14         $   0.15
                                                                           ========         ========


-----------------
(1) We evaluate the results of operations of our segments based on operating income by segment. Operating income excludes realized gains. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. The schedule above reconciles our operating income to net income in accordance with generally accepted accounting principles.

Quarters Ended March 31, 2002 and 2001

         Consolidated net income after federal income taxes increased by $0.5 million to $7.5 million ($0.14 per share diluted) in the first quarter of 2002, compared to $7.0 million ($0.15 per share diluted) in 2001. Operating income before realized gains and federal income taxes increased by $2.7 million to $11.5 million in 2002 compared to $8.8 million in 2001.

         Operating income from the Career Agency segment was relatively flat compared to the first quarter of 2001.

         Operating results for the Senior Market Brokerage segment improved by 73% or $1.8 million, compared to the first quarter of 2001. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare supplement/select and long term care lines.

         Operating income for the Administrative Services segment improved by $0.4 million or 24%, compared to the first quarter of 2001. This improvement is primarily a result of the increase in Medicare premiums being serviced by our administrative services company and the reduction in the amortization of the present value of future profits.

         The operating loss from the Corporate segment decreased by $0.7 million, or 28%, compared to the first quarter of 2001, primarily due to a decrease in the interest cost relating to our outstanding debt.

         The effective tax rate on operating income for the first quarter of 2002 was 35.5% compared to 35.7% in 2001.


SEGMENT RESULTS - CAREER AGENCY

                                                                                    For the quarters ended March 31,
                                                                                    --------------------------------
                                                                                       2002                  2001
                                                                                    -----------           ----------
                                                                                             (In thousands)

Net premiums and policyholder fees:
  Life and annuity                                                                     $  3,745           $  3,657
  Accident and health                                                                    27,795             28,695
                                                                                       --------           --------
  Net premiums                                                                           31,540             32,352
Net investment income                                                                     8,144              8,050
Other income                                                                                 80                133
                                                                                       --------           --------
  Total revenue                                                                          39,764             40,535
                                                                                       --------           --------

Policyholder benefits                                                                    20,183             21,395
Interest credited to policyholders                                                          636                388
Change in deferred acquisition costs                                                     (3,227)            (3,125)
Amortization of present value of future profits and goodwill                               --                    7
Commissions and general expenses, net of allowances                                      14,965             14,504
                                                                                       --------           --------
  Total benefits, claims and other deductions                                            32,557             33,169
                                                                                       --------           --------

  Segment operating income                                                             $  7,207           $  7,366
                                                                                       ========           ========

Quarters ended March 31, 2002 and 2001

         Operating income from the Career Agency segment was relatively flat, decreasing by $0.2 million or 2%, compared to the first quarter of 2001.

         REVENUES. Net premiums for the quarter fell by approximately 3% for the segment compared to the first quarter of 2001. In the US, the decrease is due to a change in the mix of business, which includes a greater amount of long term care which is reinsured at 50%. Revenues from our Canadian operations were flat compared to the first quarter of 2001. Canadian premiums accounted for approximately 38% of the net premiums of this segment for the first quarter of 2002 and 37% of the net premiums for the first quarter of 2001.

         Net investment income increased by approximately $0.1 million, or 1%, compared to the first quarter of 2001. The increase is due to an increase in the segment's invested assets due to primarily to earnings of the segment, offset by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, decreased by approximately 6% compared to the first quarter of 2001. The decrease was due primarily to a reduction in the overall loss ratios for the segment from 66% in the first quarter of 2001 to 64% in the first quarter of 2002.

         Interest credited increased by $0.3 million, due to the increase in annuity balances, offset by a decrease in the credited rate.

         The increase in deferred acquisition costs was approximately $0.2 million more in the first quarter of 2002, compared to the increase in the first quarter of 2001.

         Commissions and other operating expenses, net of allowances, increased by approximately $0.5 million, or 3%, in the first quarter of 2002 compared to 2001.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                        For the quarters ended March 31,
                                                                        --------------------------------
                                                                           2002                2001
                                                                        --------             -------
                                                                              (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                                      $  4,602             $  4,368
  Accident and health                                                     28,770               20,873
                                                                        --------             --------
  Net premiums                                                            33,372               25,241
Net investment income                                                      6,127                6,576
Other income                                                                 177                   73
                                                                        --------             --------
  Total revenue                                                           39,676               31,890
                                                                        --------             --------

Policyholder benefits                                                     25,034               21,406
Interest credited to policyholders                                         1,971                2,123
Change in deferred acquisition costs                                      (2,705)              (1,203)
Amortization of present value of future profits and goodwill                  43                  150
Commissions and general expenses, net of allowances                       11,178                7,013
                                                                        --------             --------
  Total benefits, claims and other deductions                             35,521               29,489
                                                                        --------             --------

  Segment operating income                                              $  4,155             $  2,401
                                                                        ========             ========

         The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market Brokerage segment and the corresponding average amount of premium retained. We reinsure a substantial portion of all of our Senior Market Brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement/Select written premium is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. We have also acquired various blocks of Medicare Supplement premium, which we reinsure under quota share reinsurance agreements ranging from 50% to 100%. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes.

                                                              For the quarters ended March 31,
                                                 --------------------------------- -----------------------------
                                                           2002                              2001
                                                 --------------------------------- -----------------------------
                                                                       (In thousands)
                                                   Gross                 Net             Gross             Net
                                                 Premiums             Retained          Premiums        Retained
                                                 --------             --------          --------        --------
     Medicare Supplement acquired                $ 39,440                 7%            $ 38,518             6%
     Medicare Supplement/Select Written            59,027                34%              35,014            30%
     Other senior supplemental health               6,087                60%               5,886            61%
     Other health                                   4,549                39%               8,368            53%
     Senior life insurance                          2,277                67%               1,936            68%
     Other life                                     4,026                74%               3,986            77%
                                                 --------                               --------
     Total gross premiums                        $115,406                29%            $ 93,708            27%
                                                 ========                               ========

Quarters ended March 31, 2002 and 2001

         Operating results for the Senior Market Brokerage segment improved by 73% or $1.8 million, compared to the first quarter of 2001. This improvement is the result of continued internally generated growth of business in the segment, primarily in the Medicare Supplement/Select and long term care lines combined with improvement in overall loss ratios for the segment.

         REVENUES. Gross premium written for the Senior Market portfolio products have increased $21.7 million, or 23% over the first quarter of 2001, as a result of continued strong sales of our Senior Market products. New production of our Senior Market products amounted to $35.8 million in the current quarter compared to $33.9 million in the same period of the prior year. The increase in gross premium written relates primarily to the increase in Medicare Supplement business written by the insurance subsidiaries of $24.0 million or 69%, compared to the first quarter of 2001. Medicare Supplement written premium grew as a result of the increase in number of general agents under contract, the expansion of sales into more states in the northeast and the dis-enrollment of policyholders from various Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company, offset by expected lapses. This increase is offset, in part, by a decrease of $3.8 million in other health premiums, primarily major medical, as a result of our decision to exit this line of business.

         Net premiums for the first quarter of 2002 increased by approximately $8.1 million, or 32%, compared to 2001. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 27% in 2001 to 29% in 2002 due to the increase in Medicare Supplement/Select premiums written, which we retain 30% on average.

         Net investment income decreased by $0.5 million compared to the first quarter of 2001. This is due to decrease in investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $3.6 million, or 17%, compared to the first quarter of 2001 due to primarily to higher annualized premium in force. This increase relates primarily to the increase in the Medicare supplement business in this segment.

         Interest credited to policyholders decreased by approximately $0.2 million compared to the first quarter of 2001, primarily as a result of a decrease in the credited rate in 2002.

         The increase in deferred acquisition costs was approximately $1.5 million more in the first quarter of 2002, compared to the increase in the first quarter of 2001. The increase in deferred acquisition costs relates to the increase in premiums issued during 2002 compared to 2001.

         Commissions and other operating expenses increased by approximately $4.2 million or 59% in the first quarter of 2002 compared to 2001. The following table details the components of commission and other operating expenses:


                                                                     For the quarters ended March 31,
                                                                     --------------------------------
                                                                         2002                2001
                                                                     ----------         -------------
                                                                             (In thousands)
Commissions                                                            $ 20,225           $ 15,964
Other operating costs                                                    15,052             11,979
Reinsurance allowances                                                  (24,099)           (20,931)
                                                                       --------           --------
Commissions and general expenses, net of allowances                    $ 11,178           $  7,012
                                                                       ========           ========

         The ratio of commissions to gross premiums increased to 17.5% during the first quarter of 2002, from 17.0% in 2001 as a result of the increase in new business written. Other operating costs as a percentage of gross premiums increased slightly to 13.0% during the first quarter of 2002 from 12.8% in 2001. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 29.4% during the first quarter of 2002 compared to 30.6% in 2001.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                                                     For the quarters ended March 31,
                                                                                     --------------------------------
                                                                                       2002                     2001
                                                                                      ------                   ------
                                                                                               (In thousands)
Service fee and other income                                                          $9,567                    $7,980
Net investment income                                                                    129                        66
                                                                                      ------                    ------
  Total revenue                                                                        9,696                     8,046
                                                                                      ------                    ------

Amortization of present value of future profits and goodwill                             379                       567
General expenses                                                                       7,441                     5,969
                                                                                      ------                    ------
  Total expenses                                                                       7,820                     6,536
                                                                                      ------                    ------

  Segment operating income                                                             1,876                     1,510
Depreciation, amortization and interest                                                  689                       754
                                                                                      ------                    ------
Earnings before interest, taxes, depreciation and amortization (1)                    $2,565                    $2,264
                                                                                      ======                    ======

-----------------
(1) For our Administrative Services segment, we evaluate results based on earnings before interest, taxes, depreciation and amortization, which is not in accordance with generally accepted accounting principles.

Quarters ended March 31, 2002 and 2001

         Operating income for the Administrative Services segment improved by $0.4 million or 24% over the first quarter of 2001, primarily as the result of the increase in Medicare Supplement premiums being serviced by our administrative services company and the reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.3 million or 13% to $2.6 million, compared to the first quarter of 2001.

         The table below details service fee revenue earned by our Administrative Services segment for the three months ended March 31, 2002 and 2001:

                                                            For the quarters ended March 31,
                                                            --------------------------------
                                                             2002                      2001
                                                            ------                    ------
                                                                    (In thousands)
Affiliated Fee Revenue
         Medicare supplement                                $4,133                    $2,961
         Long term care                                        521                       381
         Nurse Navigator(TM)                                   375                         6
         Other health insurance                                 22                       176
         Life insurance                                         95                       104
                                                            ------                    ------
         Total Affiliated Fee Revenue                        5,146                     3,628
                                                            ------                    ------
Unaffiliated Fee Revenue
         Medicare supplement                                 2,342                     2,401
         Long term care                                      1,613                     1,539
         Other health insurance                                128                       139
         Non-insurance assistance                              338                       273
                                                            ------                    ------
         Total Unaffiliated Fee Revenue                      4,421                     4,352
                                                            ------                    ------
Total Administrative Service Fee Revenue                    $9,567                    $7,980
                                                            ======                    ======

         Administrative Services fee revenue increased by $1.6 million, or 20%, as compared to the first quarter of 2001. Fees earned on affiliated Medicare Supplement policies increased $1.2 million compared to the first quarter of 2001. In 2002, approximately 46% of the $9.6 million of fees earned were from non-affiliated companies compared to 55% of the $8.0 million in 2001.

         General expenses for the segment increased by $1.5 million, or 25%, due primarily to the increase in business, as discussed above.

         The amortization of PVFP and goodwill relates primarily to the acquisition of American Insurance Administration Group, Inc. ("AIAG"). Approximately $7.7 million of PVFP was established when AIAG was acquired in January, 2000. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years at the date of acquisition; accordingly, the amortization is heavily weighted to those periods. During the first quarter of 2002, approximately $0.4 million was amortized compared to $0.6 million in 2001. As of March 31, 2002, $2.4 million or 31%, of the original amount remains unamortized.


SEGMENT RESULTS - CORPORATE


                                                                     For the quarters ended March 31,
                                                                     --------------------------------
                                                                      2002                      2001
                                                                     ------                    ------
                                                                             (In thousands)
Interest cost on outstanding debt                                    $  806                    $1,618
Amortization of capitalized loan origination fees                       132                       132
Stock-based compensation expense                                        160                       250
Other parent company expenses, net                                      658                       446
                                                                     ------                    ------
  Segment operating loss                                             $1,756                    $2,446
                                                                     ======                    ======

Quarters ended March 31, 2002 and 2001


         The net loss from the Corporate segment decreased by approximately 28%, or $0.7 million compared to the first quarter of 2001, due primarily to a reduction in interest cost. The decrease in the interest cost is due to a combination of a reduction in the weighted average interest rate and lower average outstanding balance as a result of principal repayments, compared to 2001. (See "Liquidity and Capital Resources" for additional information regarding our credit facility). This is offset by an increase in parent company expenses as a result of the growth of the company.

Eliminations

         The results by segment discussed above do not reflect the elimination of intersegment revenues. However, the consolidated results include the elimination of the revenues and expenses associated with services performed by the Administrative Services segment for affiliates of $7.1 million and $5.7 million, respectively for 2002 and 2001 and the elimination of interest income and expense of $0.1 million and $0.2 million, respectively for 2002 and 2001 on bonds issued by the Corporate segment to an affiliate.

LIQUIDITY AND CAPITAL RESOURCES

         We use capital primarily to maintain or increase the surplus of our insurance company subsidiaries and to support our parent company as an insurance holding company. In addition, we require capital to fund our anticipated growth through acquisitions of other companies or blocks of insurance or administration business.

         We require cash at our parent company to meet our obligations under our credit facility and our outstanding debentures held by our subsidiary, American Progressive. We also require cash to pay the operating expenses necessary to function as an insurance holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs involved in being a public company.

         We believe that our current cash position, the availability of the revolving credit facility, the expected cash flows of our administrative service company and the surplus note interest payments from American Exchange can support our parent company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

         Contractual Obligations and Commercial Commitments

         Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The loans call for interest at LIBOR for one, two, three or six months plus 350 basis points (5.42% beginning April 30, 2002). Principal repayments are due on a quarterly basis over a seven-year period that commenced on July 31, 2000. The final maturity date of the facility is July 31, 2006. We pay a commitment fee of 50 basis points on the unutilized portion of the revolving facility. The term loan is secured by a first priority security interest in 100% of the outstanding common stock of American Exchange, American Progressive, and WorldNet Services and 65% of the outstanding under common stock of UAFC (Canada) Inc. (the parent of PennCorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. As of March 31, 2002, $55.9 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. We incurred the revolving indebtedness in connection with our acquisition of CHCS in August 2000. During the quarter ended March 31, 2002, we paid $0.3 million in interest and repaid $2.6 million in principal on the term loan. Additionally, during April 2002, we made a regularly scheduled repayment that further reduced the term loan to $53.2 million. During the quarter ended March 31, 2001, we paid $0.6 million in interest and repaid $1.9 million in principal on the term loan.

The following table shows the schedule of remaining principal payments, as of May 1, 2002, on the Company's outstanding term loan, with the final payment in July 2006:


                                  Principal
                                  Repayment
                                -------------
                               (In thousands)
                 2002            $   5,450
                 2003               11,525
                 2004               12,400
                 2005               13,275
                 2006               10,575
                                 ---------
               Total             $  53,225
                                 =========

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation clauses under non-cancelable operating leases are as follows:

                                               (In thousands)
                                               --------------
                2002                             $  1,737
                2003                                1,516
                2004                                1,435
                2005                                  947
                2006 and thereafter                 5,686
                                                 --------
                Totals                           $ 11,321
                                                 ========

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

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of March 31, 2002, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary totaled $70 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made no interest or principal payments on the surplus notes to our parent holding company during the three months ended March 31, 2002.

         Insurance Subsidiaries

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of March 31, 2002, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of March 31, 2002 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $99.9 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of March 31, 2002 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         PennCorp Life (Canada) is subject to Canadian capital requirements and reports results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $36.3 million as of March 31, 2002. PennCorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of March 31, 2002.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2002 we held reserves that exceeded the underlying cash surrender values of our inforce life insurance and annuities by $17.9 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets decreased slightly from 6.76% in 2001 to 6.56% in 2002. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         As of March 31, 2002, our insurance company subsidiaries held cash and cash equivalents totaling $28.7 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $805.2 million. The fair values of these holdings totaled more than $833.9 million as of March 31, 2002.

         INVESTMENTS

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. However, we do not invest in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States and Elliot & Page, Limited manages our Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. As of March 31, 2002, 99.2% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below by Standard & Poor's (together 0.8% of total fixed maturities as of March 31, 2002). There were no non-income producing fixed maturities as of March 31, 2002. We wrote down the value of certain fixed maturity securities by $1.6 million during the three months ended March 31, 2002, and by $1.2 million during the three months ended March 31, 2001. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

EFFECTS OF ACCOUNTING PRONOUNCEMENTS

         In June, 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

         The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.1 million (less than $0.01 per diluted share) for the three months ended March 31, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that, based on these tests, goodwill and indefinite lived intangibles were not impaired.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2002, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $51.9 million and a 200 basis point increase would result in a $97.8 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $49.5 million and a 200 basis point decrease would result in a $104.5 million increase.

Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended March 31, 2002, approximately 11% of our assets, 18% of our revenues and 30% of our operating income before taxes were derived from our Canadian operations. As of and for the three months ended March 31, 2001, approximately 13% of our assets, 19% of our revenues and 25% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes for the three months ended March 31, 2002 of approximately $0.3 million and a decrease in shareholders' equity as of March 31, 2002 of approximately $2.0 million. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

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


                                        UNIVERSAL AMERICAN FINANCIAL CORP.

                                        By:  /S/ Robert A. Waegelein
                                             ------------------------
                                             Robert A. Waegelein
                                             Executive Vice President
                                             Chief Financial Officer

Date:  May 15, 2002