Form 10-Q
period 2002-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2002-08-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002
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

                            Yes  X        No
                                ---         ---

         The number of shares outstanding of the Registrant's Common Stock as of August 5, 2002 was 52,910,515.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS




                                                                                                            Page No.
                                                                                                            --------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                                      3

         Consolidated Statements of Operations for the six months ended June 30, 2002                            4
         and June 30, 2001

         Consolidated Statements of Operations for the three months ended June 30, 2002 and                      5
         June 30, 2001

         Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and                        6
         and June 30, 2001

         Notes to Consolidated Financial Statements                                                           7-15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               16-31

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                              31-32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                      32

Item 2.  Changes in Securities and Use of Proceeds                                                              32

Item 3.  Defaults upon Senior Securities                                                                        32

Item 4.  Submission of Matters to a Vote of Security Holders                                                    33

Item 5.  Other Information                                                                                      33

Item 6.  Exhibits and Reports on Form 8-K                                                                       33

         Signature                                                                                              33

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                           JUNE 30,        DECEMBER 31,
                                                                                   2002              2001
                                                                                -----------     -------------
                                                                                (Unaudited)
                                                                                      (In thousands)
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost: 2002, $816,904; 2001, $786,844)                            $   837,486     $     799,218
  Equity securities, at fair value (cost: 2002, $3,776; 2001, $4,339)                 3,675             4,199
  Policy loans                                                                       23,902            24,043
  Other invested assets                                                               3,032             3,773
                                                                                -----------     -------------
    Total investments                                                               868,095           831,233

Cash and cash equivalents                                                            22,706            47,990
Accrued investment income                                                            13,326            12,663
Deferred policy acquisition costs                                                    79,046            66,025
Amounts due from reinsurers                                                         216,461           212,532
Due and unpaid premiums                                                               4,022             3,385
Deferred income tax asset                                                            52,883            59,952
Present value of future profits and goodwill                                         11,089            11,921
Other assets                                                                         24,644            24,515
                                                                                -----------     -------------
    Total assets                                                                  1,292,272         1,270,216
                                                                                ===========     =============

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                       244,555           236,742
Reserves for future policy benefits                                                 601,634           591,453
Policy and contract claims - life                                                     6,991             6,282
Policy and contract claims - health                                                  85,619            79,596
Loan payable                                                                         56,225            61,475
Amounts due to reinsurers                                                             4,490             6,680
Other liabilities                                                                    43,277            57,218
                                                                                -----------     -------------
    Total liabilities                                                             1,042,791         1,039,446
                                                                                -----------     -------------

STOCKHOLDERS' EQUITY

Common stock (Authorized: 80 million shares, issued and outstanding:
  2002, 53.1 million shares; 2001, 52.8 million shares)                                 531               528
Additional paid-in capital                                                          157,247           155,746
Accumulated other comprehensive income                                               12,109             5,603
Retained earnings                                                                    80,094            69,279
Less:  Treasury Stock (2002, 0.1 million shares; 2001, 0.1 million shares)             (500)             (386)
                                                                                -----------     -------------
    Total stockholders' equity                                                      249,481           230,770
                                                                                -----------     -------------
       Total liabilities and stockholders' equity                               $ 1,292,272     $   1,270,216
                                                                                ===========     =============


            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                           2002                          2001
                                                                     ---------------               ---------------
                                                                     (In thousands, per share amounts in dollars)
Revenues:
   Gross premium and policyholder fees earned                        $       291,605               $       253,853
   Reinsurance premiums assumed                                                2,085                         1,370
   Reinsurance premiums ceded                                               (163,127)                     (139,757)
                                                                     ---------------               ---------------
         Net premium and policyholder fees earned                            130,563                       115,466

   Net investment income                                                      28,761                        28,547
   Net realized (losses) gains on investments                                 (6,457)                        1,853
   Fee income                                                                  5,989                         5,569
                                                                     ---------------               ---------------
          Total revenues                                                     158,856                       151,435
                                                                     ---------------               ---------------

Benefits, claims and expenses:
   Increase in future policy benefits                                          6,531                         5,365
   Claims and other benefits                                                  85,286                        79,064
   Interest credited to policyholders                                          5,213                         4,989
   Increase in deferred acquisition costs                                    (12,856)                       (8,371)
   Amortization of present value of future profits and goodwill                  832                         1,360
   Commissions                                                                57,425                        48,294
   Commission and expense allowances on reinsurance ceded                    (49,364)                      (42,599)
   Interest expense                                                            1,588                         3,013
   Other operating costs and expenses                                         48,103                        39,933
                                                                     ---------------               ---------------
          Total benefits, claims and other deductions                        142,758                       131,048
                                                                     ---------------               ---------------

Operating income before taxes                                                 16,098                        20,387
Federal income tax expense                                                     5,282                         7,277
                                                                     ---------------               ---------------
Net income                                                           $        10,816               $        13,110
                                                                     ===============               ===============

Earnings per common share:
  Basic                                                              $          0.20               $          0.28
                                                                     ===============               ===============
  Diluted                                                            $          0.20               $          0.28
                                                                     ===============               ===============

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                        --------------------------------------------
                                                                              2002                         2001
                                                                        ---------------              ---------------
                                                                        (In thousands, per share amounts in dollars)
Revenues:
     Gross premium and policyholder fees earned                         $       144,169              $       127,640
     Reinsurance premiums assumed                                                 1,147                          548
     Reinsurance premiums ceded                                                 (79,665)                     (70,315)
                                                                        ---------------              ---------------
           Net premium and policyholder fees earned                              65,651                       57,873
     Net investment income                                                       14,434                       14,090
     Net realized (losses) on investments                                        (6,600)                        (237)
     Fee income                                                                   3,205                        3,038
                                                                        ---------------              ---------------
            Total revenues                                                       76,690                       74,764
                                                                        ---------------              ---------------
  Benefits, claims and expenses:
     Increase in future policy benefits                                           3,961                        1,602
     Claims and other benefits                                                   42,640                       40,026
     Interest credited to policyholders                                           2,606                        2,477
     Increase in deferred acquisition costs                                      (6,924)                      (4,043)
     Amortization of present value of future profits and goodwill                   410                          636
     Commissions                                                                 28,868                       24,026
     Commission and expense allowances on reinsurance ceded                     (24,627)                     (21,197)
     Interest expense                                                               782                        1,395
     Other operating costs and expenses                                          24,501                       20,376
                                                                        ---------------              ---------------
            Total benefits, claims and other deductions                          72,217                       65,298
                                                                        ---------------              ---------------
  Operating income before taxes                                                   4,473                        9,466
  Federal income tax expense                                                      1,155                        3,392
                                                                        ---------------              ---------------
  Net income                                                            $         3,318              $         6,074
                                                                        ===============              ===============
  Earnings per common share:
    Basic                                                               $          0.06              $          0.13
                                                                        ===============              ===============
    Diluted                                                             $          0.06              $          0.13
                                                                        ===============              ===============


            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------------------
                                                                                            2002                  2001
                                                                                       ---------------       ---------------
                                                                                                  (In thousands)
Cash flows from operating activities:
Net income                                                                             $        10,816       $        13,110
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                          3,006                 5,968
  Change in reserves for future policy benefits                                                  4,719                20,697
  Change in policy and contract claims                                                           6,731                 7,149
  Change in deferred policy acquisition costs                                                  (12,856)               (8,371)
  Amortization of present value of future profits and goodwill                                     832                 1,360
  Change in policy loans                                                                           141                   244
  Change in accrued investment income                                                             (663)               (1,152)
  Change in reinsurance balances                                                                (5,134)              (14,453)
  Realized losses (gains) on investments                                                         6,457                (1,853)
  Change in restructuring liability                                                                 --                (2,264)
  Change in income taxes payable                                                                (2,396)                 (864)
  Other, net                                                                                    (5,206)              (10,039)
                                                                                       ---------------       ---------------
Net cash provided by operating activities                                                        6,447                 9,532
                                                                                       ---------------       ---------------
Cash flows from investing activities:
  Proceeds from sale or maturity of fixed maturities available for sale                         93,476               151,918
  Cost of fixed maturities purchased available for sale                                       (121,385)             (159,626)
  Change in amounts held in trust by reinsurer                                                  (1,830)               (1,013)
  Proceeds from sale of equity securities                                                        1,293                    11
  Cost of equity securities purchased                                                             (639)               (1,092)
  Change in other invested assets                                                                  742                   269
  Change in due from/to broker                                                                  (5,863)                   --
  Cost of equipment purchased                                                                   (1,091)                   --
                                                                                       ---------------       ---------------
Net cash provided (used) by investing activities                                               (35,297)               (9,533)
                                                                                       ---------------       ---------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                       858                   156
  Cost of treasury stock purchases                                                                (699)                 (460)
  Change in policyholder account balances                                                        7,813                (2,157)
  Change in reinsurance balances on policyholder account balances                                  844                   136
  Principal repayment on loan payable                                                           (5,250)               (3,700)
                                                                                       ---------------       ---------------
Net cash used by financing activities                                                            3,566                (6,025)
                                                                                       ---------------       ---------------
Net decrease in cash and cash equivalents                                                      (25,284)               (6,026)
Cash and cash equivalents at beginning of period                                                47,990                40,250
                                                                                       ---------------       ---------------
Cash and cash equivalents at end of period                                             $        22,706       $        34,224
                                                                                       ===============       ===============
Supplemental cash flow information:
  Cash paid during the period for interest                                             $         1,069       $         2,994
                                                                                       ===============       ===============
  Cash paid during the period for income taxes                                         $         4,762       $         1,233
                                                                                       ===============       ===============

            See notes to unaudited consolidated financial statements

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of the results that may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior year's financial statements to conform with current period classifications.

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

2.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the six months ended June 30, 2002 and 2001 are as follows:


                                              SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------
                                             2002                  2001
                                       ---------------       ---------------
                                                  (in thousands)
Net income                             $        10,816       $        13,110
Other comprehensive income (loss)                6,506                (2,375)
                                       ---------------       ---------------
Comprehensive income                   $        17,322       $        10,735
                                       ===============       ===============

                                                  SIX MONTHS ENDED JUNE 30, 2002         SIX MONTHS ENDED JUNE 30, 2001
                                                -----------------------------------    -------------------------------------
                                                 Before         Tax        Net of      Before           Tax         Net of
                                                  Tax         Expense       Tax         Tax           Expense         Tax
                                                 Amount      (Benefit)     Amount      Amount        (Benefit)      Amount
                                                ---------    ---------    ---------    ---------     ---------     ---------
                                                                               (in thousands)
Net unrealized gain (loss)
arising during the year (net of deferred
acquisition costs)                              $   1,391    $     485    $     906    $    (478)    $    (167)    $    (311)
Reclassification adjustment for (gains)
losses included in net income                       6,457        2,261        4,196       (1,853)         (649)       (1,204)
                                                ---------    ---------    ---------    ---------     ---------     ---------
Net unrealized gains (losses)                       7,848        2,746        5,102       (2,331)         (816)       (1,515)
Currency translation adjustments                    2,160          756        1,404         (945)          (85)         (860)
                                                ---------    ---------    ---------    ---------     ---------     ---------
Other comprehensive income (loss)               $  10,008    $   3,502    $   6,506    $  (3,276)    $    (901)    $  (2,375)
                                                =========    =========    =========    =========     =========     =========

         The components of comprehensive income, net of related tax, for the three months ended June 30, 2002 and 2001 are as follows:

                                            THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------
                                             2002               2001
                                       ---------------     ---------------
                                                 (in thousands)
Net income                             $         3,318     $         6,074
Other comprehensive income (loss)               15,310              (4,392)
                                       ---------------     ---------------
Comprehensive income                   $        18,628     $         1,682
                                       ===============     ===============

         The components of other comprehensive income and the related tax effects for each component for the three months ended June 30, 2002 and 2001 are as follows:

                                              THREE MONTHS ENDED JUNE 30, 2002        THREE MONTHS ENDED JUNE 30, 2001
                                              --------------------------------       ----------------------------------
                                              Before         Tax        Net of       Before         Tax          Net of
                                               Tax         Expense       Tax          Tax          Expense        Tax
                                              Amount      (Benefit)     Amount       Amount       (Benefit)      Amount
                                              ------      ---------     ------       ------       ---------      ------
                                                                         (in thousands)
Net unrealized gain (loss)
arising during the year (net of deferred
acquisition costs)                            $14,834      $ 5,192      $ 9,642      $(9,160)      $(3,206)      $(5,954)
Reclassification adjustment for (gains)
losses included in net income                   6,600        2,309        4,291          237            83           154
                                              -------      -------      -------      -------       -------       -------
Net unrealized gains (losses)                  21,434        7,501       13,933       (8,923)       (3,123)       (5,800)
Currency translation adjustments                2,108          731        1,377        2,166           758         1,408
                                              -------      -------      -------      -------       -------       -------
Other comprehensive income
  (loss)                                      $23,542      $ 8,232      $15,310      $(6,757)      $(2,365)      $(4,392)
                                              =======      =======      =======      =======       =======       =======


3.       EARNINGS PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted EPS for the six months ended June 30, 2002 and 2001 is as follows:

                                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                                                        ----------------------------------------------------
                                                                            Income               Shares            Per Share
                                                                         (Numerator)          (Denominator)          Amount
                                                                        -------------         -------------        ---------
                                                                             (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                                         52,979
  Less: Weighted average treasury shares                                                             (93)
                                                                                                  ------
  Net income applicable to common shareholders                          $      10,816             52,886           $    0.20
                                                                        =============                              =========
Effect of Dilutive Securities
  Incentive stock options                                                                          3,908
  Director stock options                                                                             214
  Agents and others stock options                                                                  1,006
  Treasury stock assumed from proceeds of options                                                 (3,635)
                                                                                                  ------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                                             $      10,816             54,379           $    0.20
                                                                        =============             ======           =========

                                                                                    SIX MONTHS ENDED JUNE 30, 2001
                                                                        ------------------------------------------------------
                                                                           Income              Shares             Per Share
                                                                        (Numerator)        (Denominator)            Amount
                                                                        -------------      -------------        --------------
                                                                             (in thousands, per share amounts in dollars)

Weighted average common stock outstanding                                                         46,898
  Less: Weighted average treasury shares                                                             (66)
                                                                                           -------------
Basic EPS
  Net income applicable to common shareholders                          $      13,110             46,832        $         0.28
                                                                        =============                           ==============
Effect of Dilutive Securities
  Incentive stock options                                                                          2,585
  Director stock options                                                                             128
  Agents and others stock options                                                                    793
  Treasury stock assumed from proceeds of options                                                 (2,811)
                                                                                           -------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                                             $      13,110             47,527       $          0.28
                                                                        =============      =============       ===============

         A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended June 30, 2002 and 2001 is as follows:


                                                                                    THREE MONTHS ENDED JUNE 30, 2002
                                                                        ------------------------------------------------------
                                                                           Income              Shares             Per Share
                                                                        (Numerator)        (Denominator)            Amount
                                                                        -------------      -------------        --------------
                                                                              (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                                        53,065
  Less: Weighted average treasury shares                                                            (64)
                                                                                           ------------
Basic EPS
  Net income applicable to common shareholders                          $       3,318            53,001          $        0.06
Effect of Dilutive Securities
  Incentive stock options                                                                         3,912
  Director stock options                                                                            223
  Agents and others stock options                                                                   992
  Treasury stock assumed from proceeds of options                                                (3,581)
                                                                                           ------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                                             $       3,318            54,547          $        0.06
                                                                        =============      ============          =============



                                                                                    THREE MONTHS ENDED JUNE 30, 2001
                                                                        ------------------------------------------------------
                                                                           Income              Shares             Per Share
                                                                        (Numerator)        (Denominator)            Amount
                                                                        -------------      -------------        --------------
                                                                              (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                                         46,952
  Less: Weighted average treasury shares                                                             (36)
                                                                                           -------------
Basic EPS
  Net income applicable to common shareholders                         $        6,074             46,916        $         0.13
                                                                       ==============                           ==============
Effect of Dilutive Securities
  Incentive stock options                                                                          3,668
  Director stock options                                                                             167
  Agents and others stock options                                                                    789
  Treasury stock assumed from proceeds of options                                                 (3,601)
                                                                                           -------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                                            $        6,074             47,939        $         0.13
                                                                       ==============      =============        ==============

4.       INVESTMENTS

         As of June 30, 2002 and December 31, 2001, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                              JUNE 30, 2002
                                           --------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized      Unrealized         Fair
Classification                               Cost           Gains          Losses           Value
-------------------------------------      ---------     ----------      ----------       ---------
                                                              (In thousands)
US Treasury securities
  and obligations of US government         $  41,815     $    1,322      $       --       $  43,137
Corporate debt securities                    387,598         14,528          (3,675)        398,451
Foreign debt securities (1)                  164,437          2,357          (1,484)        165,310
Mortgage- and asset-backed securities        223,054          7,936            (402)        230,588
                                           ---------     ----------      ----------       ---------
                                           $ 816,904     $   26,143      $   (5,561)      $ 837,486
                                           =========     ==========      ==========       =========

(1) Primarily Canadian denominated bonds supporting our Canadian Insurance reserves.

                                                              DECEMBER 31, 2001
                                           --------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized      Unrealized         Fair
Classification                               Cost           Gains          Losses           Value
-------------------------------------      ---------     ----------      ----------       ---------
                                                              (In thousands)
US Treasury securities
  and obligations of US government         $  35,719     $    1,262      $      (11)      $  36,970
Corporate debt securities                    357,431          8,990          (1,805)        364,616
Foreign debt securities (1)                  157,077          2,225          (1,640)        157,662
Mortgage- and asset-backed securities        236,617          5,700          (2,347)        239,970
                                           ---------     ----------      ----------       ---------
                                           $ 786,844     $   18,177      $   (5,803)      $ 799,218
                                           =========     ==========      ==========       =========

(1) Primarily Canadian denominated bonds supporting our Canadian Insurance reserves.

         The amortized cost and fair value of fixed maturities at June 30, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                AMORTIZED             FAIR
                                                  COST               VALUE
                                            ---------------     ---------------
                                                     (In thousands)
Due in 1 year or less                       $        42,146     $        43,296
Due after 1 year through 5 years                    106,267             109,514
Due after 5 years through 10 years                  283,386             290,886
Due after 10 years                                  162,051             163,202
Mortgage- and asset-backed securities               223,054             230,588
                                            ---------------     ---------------
                                            $       816,904     $       837,486
                                            ===============     ===============

         During the six months ended June 20, 2002 we wrote down the value of certain fixed maturity securities by $7.4 million (0.9% of investments), primarily as a result of the impairment of our WorldCom holdings. During the six months ended June 30, 2001, we wrote down the value of certain fixed maturity securities by $1.6 million (0.2% of investments). These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statement of operations.

5.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock outstanding, from December 31, 2001 through June 30, 2002, were as follows:

Common stock outstanding at December 31, 2001                     52,799,899
Stock options exercised                                              224,302
Agent stock award                                                     69,789
Stock purchases pursuant to Agents' Stock Purchase Plan               21,950
                                                             ---------------
Common stock outstanding at June 30, 2002                         53,115,940
                                                             ===============

         Treasury Stock

         During 2001, the Board of Directors approved a plan to repurchase up to
0.5 million shares of Company stock in the open market. In March 2002, the Board of Directors approved an amendment of the plan to increase the amount of shares available for repurchase from 0.5 million to 1.0 million shares. The purpose of the plan is to fund employee stock bonuses. During the six months ended June 30, 2002, the Company acquired 104,295 shares on the open market for a cost of $0.7 million at a weighted average market price of $6.70 per share. The Company distributed 103,216 shares in the form of officer and employee bonuses at a weighted average market price of $6.45 per share, at the date of distribution.

6.       STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Life (Canada), Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At June 30, 2002 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $100.3 million.

         The National Association of Insurance Commissioners ("NAIC") has developed, and state insurance regulators have adopted, risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2002 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         PennCorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $39.4 million as of June 30, 2002. PennCorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at June 30, 2002.

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

         The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.2 million (less than $0.01 per diluted share) for the six months ended June 30, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that, based on these tests, goodwill and indefinite lived intangibles were not impaired.

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

         Financial results by segment for the six months ended June 30, 2002 and 2001 are as follows:

                                                     Income                          Income
                                                     (Loss)                          (Loss)
                                                     Before                          Before
                                                     Income                          Income
                                     Revenue          Taxes          Revenue         Taxes
                                    ---------       ---------       ---------       ---------
                                          June 30, 2002                 June 30, 2001
                                    -------------------------       -------------------------
                                                          (in thousands)
Career Agency                       $  79,788       $  14,965       $  81,215       $  14,719
Senior Market Brokerage                79,843           7,246          64,034           5,373
Administrative Services                19,712           3,676          15,998           3,121
                                    ---------       ---------       ---------       ---------
   Subtotal                           179,343          25,887         161,247          23,213
Corporate                                 222          (3,332)            158          (4,679)
Intersegment revenues                 (14,252)             --         (11,823)             --
                                    ---------       ---------       ---------       ---------
  Segment total                       165,313          22,555         149,582          18,534
Adjustments to segment total
   Net realized (losses) gains         (6,457)         (6,457)          1,853           1,853
                                    ---------       ---------       ---------       ---------
                                    $ 158,856       $  16,098       $ 151,435       $  20,387
                                    =========       =========       =========       =========

         Financial results by segment for the three months ended June 30, 2002 and 2001 are as follows:


                                                     Income                          Income
                                                     (Loss)                          (Loss)
                                                     Before                          Before
                                                     Income                          Income
                                     Revenue          Taxes          Revenue         Taxes
                                    ---------       ---------       ---------       ---------
                                          June 30, 2002                 June 30, 2001
                                    -------------------------       -------------------------
                                                          (in thousands)

Career Agency                       $  40,024       $   7,758       $  40,680       $   7,353
Senior Market Brokerage                40,167           3,091          32,144           2,972
Administrative Services                10,016           1,800           7,952           1,611
                                    ---------       ---------       ---------       ---------
   Subtotal                            90,207          12,649          80,776          11,936
Corporate                                   3          (1,576)            131          (2,233)
Intersegment revenues                  (6,920)             --          (5,906)             --
                                    ---------       ---------       ---------       ---------
  Segment total                        83,290          11,073          75,001           9,703
Adjustments to segment total
   Net realized (losses)               (6,600)         (6,600)           (237)           (237)
                                    ---------       ---------       ---------       ---------
                                    $  76,690       $   4,473       $  74,764       $   9,466
                                    =========       =========       =========       =========

         Identifiable assets by segment as of June 30, 2002 and December 31, 2001 are as follows:

                                        June 30, 2002      December 31, 2001
                                       ---------------     -----------------

Career Agency                                  650,907     $         605,758
Senior Market Brokerage                        658,349               663,069
Administrative Services                         20,677                30,930
                                       ---------------     -----------------
   Subtotal                                  1,329,933             1,229,757
                                       ---------------     -----------------
   Corporate                                   346,995               313,709
Intersegment assets (1)                       (384,656)             (343,250)
                                       ---------------     -----------------
                                       $     1,292,272     $       1,270,216
                                       ===============     =================

(1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

9.       FOREIGN OPERATIONS

         A portion of the Company's career agency segment is conducted in Canada through Penn Corp Life (Canada). The assets and liabilities of the Canadian business are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the career agency segment by geographic area are as follows:

                        For the six months ended  For the three months ended
                                June 30,                  June 30,
                        ------------------------  --------------------------
                            2002         2001        2002           2001
                        ----------    ----------  ----------     -----------
                                          (in thousands)
Revenues
  United States         $   52,156    $   52,961  $   26,134     $    26,863
  Canada                    27,632        28,254      13,890          13,817
                        ----------    ----------  ----------     -----------
     Total              $   79,788    $   81,215  $   40,024     $    40,680
                        ==========    ==========  ==========     ===========

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

           The following table presents operating income by segment along with a reconciliation to net income:

                                                        For the quarters ended        For the six months ended
                                                                June 30,                     June 30,
                                                        -----------------------       ------------------------
                                                          2002           2001           2002           2001
                                                        --------       --------       --------       ---------
                                                                           (in thousands)
Career agency                                           $  7,758       $  7,353       $ 14,965       $  14,719
Senior market brokerage                                    3,091          2,972          7,246           5,373
Administrative services                                    1,800          1,611          3,676           3,121
                                                        --------       --------       --------       ---------
  Segment operating income                                12,649         11,936         25,887          23,213
Corporate                                                 (1,576)        (2,233)        (3,332)         (4,679)
                                                        --------       --------       --------       ---------

Operating income before realized gains and federal
income taxes                                              11,073          9,703         22,555          18,534
Federal income taxes on operating items                   (3,465)        (3,475)        (7,542)         (6,628)
                                                        --------       --------       --------       ---------

  Net operating income                                     7,608          6,228         15,013          11,906
  Realized (losses) gains net of tax                      (4,290)          (154)        (4,197)          1,204
                                                        --------       --------       --------       ---------
Net income                                              $  3,318       $  6,074       $ 10,816       $  13,110
                                                        ========       ========       ========       =========
Per share data (diluted):
  Net operating income (1)                              $   0.14       $   0.13       $   0.28       $    0.25
  Realized (losses) gains net of tax                       (0.08)            --          (0.08)           0.03
                                                        --------       --------       --------       ---------
Net income                                              $   0.06       $   0.13       $   0.20       $    0.28
                                                        ========       ========       ========       =========

(1) We evaluate the results of operations of our segments based on operating income by segment. Operating income excludes realized gains (losses). This differs from generally accepted accounting principles, which includes the effect of realized gains (losses) in the determination of net income. The schedule above reconciles our operating income to net income in accordance with generally accepted accounting principles.

Quarters ended June 30, 2002 and 2001

         Consolidated net income after Federal income taxes decreased by $2.8 million to $3.3 million ($0.06 per share diluted) in the first quarter of 2002, compared to $6.1 million ($0.13 per share diluted) in 2001. During the second quarter of 2002, we reported realized investment losses of $4.3 million after tax or $0.08 per share, relating to the impairment of our WorldCom holdings. The effective tax rate for the Company was 25.8% for 2002 as compared to 35.8% in 2001. The decrease in the effective rate relates to the true up of the provision for Canadian taxes identified in conjunction with the filing of our Canadian tax return for the year ended December 31, 2001.

         Operating income before realized (losses) gains and Federal income taxes increased by $1.4 million to $11.1 million in 2002 compared to $9.7 million in 2001. A summary of the operating results by segment is presented below, with additional detail by segment in the sections that follow.

         Operating income from the Career Agency segment increased by $0.4 million, or 6%, compared to the second quarter of 2001. This reflects an increase in new sales and improved loss ratios primarily for our disability business.

         Operating results for the Senior Market Brokerage segment improved by $0.1 million or 4%, compared to the second quarter of 2001. This improvement is the result of continued internally generated growth of Medicare supplement/select business combined with improved loss ratios. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling last year.

         Operating income for the Administrative Services segment improved by $0.2 million or 12%, compared to the second quarter of 2001. This improvement is primarily as a result of the increase in Medicare premiums being serviced by our administrative services company.

         The operating loss from the Corporate segment decreased by 29%, compared to the second quarter of 2001, primarily due to a decrease in the interest cost relating to our outstanding debt.

Six Months ended June 30, 2002 and 2001

         Consolidated net income after Federal income taxes decreased by $2.3 million to $10.8 million ($0.20 per share diluted) in the first six months of 2002, compared to $13.1 million ($0.28 per share diluted) in 2001. The realized losses for 2002 relate primarily to the impairment of our WorldCom holdings. Realized gains for 2001 were generated during the first quarter of 2001 as a result of efforts to utilize tax capital loss carry forwards, and to limit exposure to foreign exchange risk. The effective tax rate for the Company was 33.4% for 2002 as compared to 35.8% in 2001.

         Operating income before realized (losses) gains and Federal income taxes increased by $4.0 million to $22.6 million in 2002 compared to $18.5 million in 2001. A summary of the operating results by segment is presented below, with additional detail by segment in the sections that follow.

         Operating income from the Career Agency segment increased by $0.2 million compared to the six months ended June 30, 2001. This reflects an increase in new sales and improved loss ratios for our disability business.

         The Senior Market Brokerage segment improved its operating results by 35% or $1.9 million compared to the first six months of 2001. This improvement is the result of continued internally generated growth of Medicare supplement/select business combined with improved loss ratios. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling last year.

         Operating income for the Administrative Services segment improved by $0.5 million or 18%, compared to the first six months of 2001. This improvement is primarily as a result of the increase in Medicare premiums being serviced by our administrative services company.

         The operating loss from the Corporate segment decreased by $1.3 million or 29% over the first six months of 2001. This increase is primarily due to a decrease in the interest cost relating to our outstanding debt.

SEGMENT RESULTS - CAREER AGENCY

                                                    For the quarters ended       For the six months ended
                                                           June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                      2002           2001           2002           2001
                                                   ----------     ----------     ----------     ----------
                                                                        (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                 $    3,589     $    3,483     $    7,334     $    7,140
  Accident & health                                    27,923         28,595         55,718         57,290
                                                   ----------     ----------     ----------     ----------
  Net premiums                                         31,512         32,078         63,052         64,430
Net investment income                                   8,343          7,838         16,487         15,888
Other income                                              169            764            249            897
                                                   ----------     ----------     ----------     ----------
  Total revenue                                        40,024         40,680         79,788         81,215
                                                   ----------     ----------     ----------     ----------

Policyholder benefits                                  19,912         21,463         40,094         42,858
Interest credited to policyholders                        671            568          1,307            956
Change in deferred acquisition costs                   (3,781)        (2,994)        (7,008)        (6,119)
Commissions and general expenses, net of
  Allowances                                           15,464         14,290         30,430         28,801
                                                   ----------     ----------     ----------     ----------
  Total benefits, claims and other deductions          32,266         33,327         64,823         66,496
                                                   ----------     ----------     ----------     ----------
  Segment operating income                         $    7,758     $    7,353     $   14,965     $   14,719
                                                   ==========     ==========     ==========     ==========

Quarters ended June 30, 2002 and 2001

         Operating income from the Career Agency segment increased by $0.4 million, or 6%, compared to the second quarter of 2001. This reflects an increase in new sales and improved loss ratios primarily for our disability business.

         Revenues. Net premiums for the quarter fell by approximately 2% for the segment compared to the second quarter of 2001. Canadian operations accounted for approximately 35% of the net premiums for the second quarter of 2002 and 34% of the net premiums for the second quarter of 2001. New sales during the second quarter of 2002 increased by 9% over the second quarter of 2001. This increase was driven by sales of our senior market products, such as senior life, long term care and Medicare supplement, which accounted for 49% of the new sales in the U.S. New sales include more than $5.3 million of annuities in the second quarter of 2002. New sales do not have a direct impact on net premium due to the fact that our retention on most of the new premium is only 50% and annuity deposits are not reported as premium.

         Net investment income increased by approximately 6% compared to the second quarter of 2001. This is due to an increase in the invested asset base, primarily as a result of the increased sales of annuity products.

         Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, decreased by approximately 7% over the second quarter of 2001. This was due primarily to improved loss ratios on our disability and long term care lines of business, which resulted in a decrease in the segment's overall loss ratios from 67% for the second quarter of 2001 to 63% for the second quarter of 2002.

           The increase in deferred acquisition costs was approximately $0.8 million more in the second quarter of 2002, compared to the increase in the second quarter of 2001. This increase is primarily the result of an increase in the underwriting and issue costs for the Career Agency segment associated with the increase in new business.

         Commissions and other operating expenses increased by approximately $1.2 million or 8% in the second quarter of 2002 compared to 2001. The increase is directly related to the increase in new business.

Six Months ended June 30, 2002 and 2001

         Operating income from the Career Agency segment increased $0.2 million compared to the six months ended June 30, 2001. This reflects an increase in new sales and improved loss ratios primarily for our disability business.

         Revenues. Net premiums for the first six months of 2002 fell by approximately 2% for the segment compared to the first six months of 2001. Canadian operations accounted for approximately 35% of the net premiums in both 2001 and 2002. New sales during the first six months of 2002 increased by 13% over the first six months of 2001.

         Net investment income increased by approximately 4% compared to the first six months of 2001. This is due to an increase in the invested asset base, primarily as a result of the increased sales of annuity products.

         Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, decreased by approximately 6% over the first six months of 2001. This was due primarily to improved loss ratios on our disability and long term care lines of business, which resulted in a decrease in the segment's overall loss ratios from 67% for the first six months of 2001 to 64% for the first six months of 2002.

         The increase in deferred acquisition costs was approximately $0.9 million more in the first six months of 2002, compared to the increase in 2001. This increase is primarily the result of an increase in the underwriting and issue costs for the Career Agency segment associated with the increase in new business.

         Commissions and other operating expenses increased by approximately $1.6 million or 6% in the first six months of 2002 compared to 2001. The increase is directly related to the increase in new business.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                  For the quarters ended        For the six months ended
                                                         June 30,                      June 30,
                                                 -------------------------     -------------------------
                                                    2002           2001           2002           2001
                                                 ----------     ----------     ----------     ----------
                                                                      (in thousands)
Net premiums and policyholder fees:
  Life and annuity                               $    4,936     $    4,128     $    9,538     $    8,496
  Accident & health                                  29,203         21,667         57,973         42,540
                                                 ----------     ----------     ----------     ----------
  Net premiums                                       34,139         25,795         67,511         51,036
Net investment income                                 5,980          6,352         12,107         12,928
Other income                                             48             (3)           225             70
                                                 ----------     ----------     ----------     ----------
  Total revenue                                      40,167         32,144         79,843         64,034
                                                 ----------     ----------     ----------     ----------

Policyholder benefits                                26,689         20,165         51,723         41,571
Interest credited to policyholders                    1,935          1,909          3,906          4,033
Change in deferred acquisition costs                 (3,143)        (1,040)        (5,848)        (2,243)
Amortization of present value of future
  profits and goodwill                                   32             69             75            219
Commissions and general expenses, net
   of allowances                                     11,563          8,069         22,741         15,081
                                                 ----------     ----------     ----------     ----------
Total benefits, claims and other deductions          37,076         29,172         72,597         58,661
                                                 ----------     ----------     ----------     ----------
  Segment operating income                       $    3,091     $    2,972     $    7,246     $    5,373
                                                 ==========     ==========     ==========     ==========

           The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market brokerage segment and the corresponding average amount of premium retained. The Company reinsures its senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement/Select written premium is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. During the first quarter of 2002, we increased our retention on certain new business written from 25% to 50%. We are considering to further increase our retention on new business further by the end of the year. The Company has also acquired various blocks of Medicare Supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%. Under these reinsurance agreements, the Company reinsures the claims incurred and commissions on a pro rata basis and receives additional expense allowances for policy issue, administration and premium taxes.

                                                 For the quarters ended June 30,
                                                2002                          2001
                                      -------------------------    -------------------------
                                       Gross              Net        Gross            Net
                                      Premiums         Retained    Premiums         Retained
                                      --------         --------    --------         --------
                                                          (in thousands)
Medicare supplement acquired          $ 35,870             4%      $ 37,404             6%
Medicare supplement/select
  written                               61,031            37%        38,189            31%
Other senior supplemental health         6,328            59%         5,516            62%
Other health                             2,520            65%         8,269            51%
Senior life insurance                    3,275            73%         1,898            66%
Other life                               3,199            69%         3,910            74%
                                      --------                     --------
Total gross premiums                  $112,223            30%      $ 95,186            27%
                                      ========                     ========


                                                 For the six months ended June 30,
                                                2002                          2001
                                      -------------------------    -------------------------
                                       Gross              Net        Gross            Net
                                      Premiums         Retained    Premiums         Retained
                                      --------         --------    --------         --------
                                                          (in thousands)
Medicare supplement acquired          $ 75,310             6%      $ 75,922             6%
Medicare supplement/select
   written                             120,058            36%        73,203            30%
Other senior supplemental health        12,415            60%        11,402            61%
Other health                             7,069            48%        16,637            52%
Senior life insurance                    5,552            71%         3,834            67%
Other life                               7,225            76%         7,896            75%
                                      --------                     --------
Total gross premiums                  $227,629            30%      $188,894            27%
                                      ========                     ========

Quarters ended June 30, 2002 and 2001

         Operating results for the Senior Market Brokerage segment improved by 4% or $0.1 million, compared to the second quarter of 2001. This improvement is the result of continued internally generated growth of Medicare supplement/select business combined with improved loss ratios. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling last year.

         Revenues. Gross premium written increased $17.0 million, or 18% over 2001 as a result of continued strong sales of our Senior Market products. New production of our Senior Market products amounted to $23.6 million in the current quarter compared to $22.5 million in the same period of the prior year. The increase in gross premium written over the second quarter of 2001 was primarily due to a 60% increase, or $22.8 million, on Medicare supplement/select business written by the Insurance Subsidiaries. Medicare supplement/select written premium grew as a result of the increase in number of general agents under contract, expansion of sales into more states in the northeast and by the dis-enrollment of policyholders from several Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company on a periodic basis, offset by expected lapses. We also experienced a 15% increase, or $0.8 million in other senior supplemental health premium and a 73% increase, or $1.4 million in senior life insurance premium. These increases are offset by a decrease of $5.7 million in other health premium - primarily as a result of our decision to exit the major medical line of business, a decrease of $1.5 million on Medicare supplement premium acquired though acquisition and a decrease of $0.7 million in other life premium.

         Net premiums for the second quarter of 2002 increased by approximately $8.3 million, or 32%, compared to 2001. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 27% in 2001 to 30% in 2002 due to the increase in Medicare supplement/select premiums written, which we retain 30% on average, as well as our decision to increase retention on new business.

         Net investment income decreased by $0.4 million compared to the second quarter of 2001. This is due to a decrease in investment yields and a decreasing asset base.

         Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $6.5 million, or 32%, compared to the second quarter of 2001 due primarily to higher annualized premium in force, primarily Medicare supplement. Overall, loss ratios of the segment were flat for the quarter, compared to the second quarter of 2001. During the current quarter, we experienced an improvement in loss ratios on our Medicare supplement business. However, that improvement was offset by an increase in claims in a block of home health care business that we stopped selling last year.

         Interest credited to policyholders remained flat compared to the second quarter of 2001.

         The increase in deferred acquisition costs was approximately $2.1 million more in the second quarter of 2002, compared to the increase in the second quarter of 2001. The increase in deferred acquisition costs relates to the increase in premiums issued during 2002 compared to 2001.

         Commissions and other operating expenses increased by approximately $3.5 million or 43% in the second quarter of 2002 compared to 2001. The following table details the components of commission and other operating expenses:

                                                         For the quarters ended June 30,
                                                            2002            2001
                                                         ------------       ------------
                                                               (in thousands)
Commissions                                              $     20,355       $     16,547
Other operating costs                                          15,159             12,351
Reinsurance allowances                                        (23,951)           (20,829)
                                                         ------------       ------------
Commissions and general expenses, net of allowances      $     11,563       $      8,069
                                                         ============       ============

         The ratio of commissions to gross premiums increased to 18.1% during the second quarter of 2002, from 17.4% in 2001. Other operating costs as a percentage of gross premiums increased to 13.5% during the second quarter of 2002 from 13.0% in 2001. The increase in the percentage of commissions and operating costs to gross premiums are primarily the result of the decrease in the major medical premium. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded increased slightly to 30.7% during the second quarter of 2002 compared to 30.0% in 2001.

Six Months ended June 30, 2002 and 2001

         The Senior Market Brokerage segment improved its operating results by 35% or $1.9 million compared to the first six months of 2001. This improvement is the result of continued internally generated growth of Medicare supplement/select business combined with improved loss ratios. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling last year.

         Revenues. Gross premium written increased $38.7 million, or 21% over the first six months of 2001 as a result of continued strong sales of our Senior Market products. New production of our Senior Market products amounted to $59.4 million in the current quarter compared to $56.4 million in the same period of the prior year. The increase in gross premium written over the first six months of 2001 was primarily due to a 64% increase, or $46.9 million, on Medicare supplement/select business written by the Insurance Subsidiaries. Medicare supplement/select written premium grew as a result of the increase in number of general agents under contract, expansion of sales into more states in the northeast and by the dis-enrollment of policyholders from several Health Maintenance Organizations ("HMO's"). In addition, premiums increased due to normal rate increases implemented by the Company on a periodic basis, offset by expected lapses. We also experienced a 9% increase, or $1.0 million in other senior supplemental health premium and a 45% increase, or $1.7 million in senior life insurance premium. These increases are offset by a decrease of $9.6 million in other health premium - primarily as a result of our decision to exit the major medical line of business, a decrease of $0.6 million on Medicare supplement premium acquired though acquisition and a decrease of $0.7 million in other life premium.

         Net premiums for the first six months of 2002 increased by approximately $16.5 million, or 32%, compared to 2001. The net premiums did not increase in line with the gross premiums due to the change in the mix of annualized premium in force. The amount of premium retained increased from 27% in 2001 to 30% in 2002 due to the increase in Medicare supplement/select premiums written, which we retain 30% on average, as well as our decision to increase retention on new business.

         Net investment income decreased by $0.8 million compared to the first six months of 2001. This is due to a decrease in investment yields and a decreasing asset base.

         Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $10.2 million, or 24%, compared to the first six months of 2001 due primarily to higher annualized premium in force, primarily Medicare supplement. Overall, loss ratios of the segment improved over the first six months of 2001, due primarily to the implementation of rate increases on our Medicare supplement business.

         Interest credited to policyholders was relatively flat compared to the first six months of 2001.

         The increase in deferred acquisition costs was approximately $3.6 million more in the first six months of 2002, compared to the increase in the first six months of 2001. The increase in deferred acquisition costs relates to the increase in premiums issued during 2002 compared to 2001.

         Commissions and other operating expenses increased by approximately $7.7 million, or 51%, in the first six months of 2002 compared to 2001. The following table details the components of commission and other operating expenses:

                                                            For the six months ended June 30,
                                                                2002                 2001
                                                           ---------------     ---------------
                                                                     (in thousands)
Commissions                                                $        40,580     $        32,511
Other operating costs                                               30,211              24,330
Reinsurance allowances                                             (48,050)            (41,760)
                                                           ---------------     ---------------
Commissions and general expenses, net of allowances        $        22,741     $        15,081
                                                           ===============     ===============

         The ratio of commissions to gross premiums increased to 17.8% during the first six months of 2002, from 17.2% in 2001. Other operating costs as a percentage of gross premiums increased to 13.3% during the first six months of 2002 from 12.9% in 2001. The increase in the percentage of commissions and operating costs to gross premiums are primarily the result of the decrease in the major medical premium. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 30.0% during the first six months of 2002 compared to 30.3% in 2001.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                         For the quarters ended        For the six months ended
                                                                June 30,                        June 30,
                                                           2002          2001           2002                2001
                                                       ------------  ------------   ------------        ------------
                                                                            (In thousands)
Service fee and other income                           $      9,907  $      7,893   $     19,474        $     15,873
Net investment income                                           109            59            238                 125
                                                       ------------  ------------   ------------        ------------
  Total revenue                                              10,016         7,952         19,712              15,998
                                                       ------------  ------------   ------------        ------------

Amortization of present value of future profits
  and goodwill                                                  378           567            757               1,134
General expenses                                              7,838         5,774         15,279              11,743
                                                       ------------  ------------   ------------        ------------
  Total expenses                                              8,216         6,341         16,036              12,877
                                                       ------------  ------------   ------------        ------------
  Segment operating income                                    1,800         1,611          3,676               3,121
                                                       ------------  ------------   ------------        ------------
Depreciation, amortization and interest                         698           759          1,387               1,513
                                                       ------------  ------------   ------------        ------------
Earnings before interest, taxes, depreciation and
amortization (1)                                       $      2,498  $      2,370   $      5,063        $      4,634
                                                       ============  ============   ============        ============

(1) For our Administrative Services segment, we evaluate results based on earnings before interest, taxes, depreciation and amortization, which is not in accordance with generally accepted accounting principles.

         The table below details service fee revenue earned by our Administrative Services segment:


                                                  For the quarters ended          For the six months ended
                                                         June 30,                         June 30,
                                              ------------------------------   --------------------------------
                                                  2002              2001           2002                2001
                                              ------------      ------------   ------------        ------------
                                                                      (In thousands)
Affiliated Fee Revenue
      Medicare supplement                     $      4,289      $      3,108   $      8,423        $      6,069
      Long term care                                   630               366          1,238                 747
      Nurse Navigator(TM)                              284                45            659                  51
      Other health insurance                            20               120             46                 296
      Life insurance                                    95                95            190                 199
                                              ------------      ------------   ------------        ------------
Total Affiliated Fee Revenue                         5,318             3,734         10,556               7,362
                                              ------------      ------------   ------------        ------------

Unaffiliated Fee Revenue
      Medicare supplement                            2,232             2,396          4,574               4,797
      Long term care                                 1,861             1,241          3,386               2,780
      Other health insurance                           111               170            235                 309
      Non-insurance assistance                         385               352            723                 625
                                              ------------      ------------   ------------        ------------
      Total Unaffiliated Fee Revenue                 4,589             4,159          8,918               8,511
                                              ------------      ------------   ------------        ------------
Total Administrative Service Fee Revenue      $      9,907      $      7,893   $     19,474        $     15,873
                                              ============      ============   ============        ============

Quarters ended June 30, 2002 and 2001

         Operating income for the Administrative Services segment improved by $0.2 million, or 12%, over the second quarter of 2001, primarily as the result of the increase in Medicare supplement premiums being serviced by our administrative services company and the reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.1 million or 5% to $2.5 million, compared to the second quarter of 2001.

         During the second quarter of 2002, we completed the closing of our Clearwater office and the consolidation of those functions into our Pensacola operations. Operating results for the second quarter of 2002 were reduced by approximately $0.3 million as a result of the cost of this transition, but we expect to see increased efficiency and cost savings during the second half of 2002.

         Service fee revenue increased by $2.0 million, or 26%, as compared to the first quarter of 2001. In 2002, approximately 46% of the total fees earned were from non-affiliated companies compared to 53% in 2001. The relative decrease in the non-affiliated fees is the result of continued growth of business from our Senior Market Brokerage segment. Affiliated fee revenue increased $1.6 million compared to the second quarter of 2001. Additionally, during the second quarter of 2002, we reported our first revenues from underwriting support work we are now performing for the consortium that is offering long term care to the employees of the federal government and their families. We anticipate that this program will generate additional revenue over the remainder of this year and next year.

         General expenses for the segment increased by $2.1 million, or 36%, compared to the second quarter of 2001. The increase is due to the increase in business, costs incurred in the Clearwater transition, and costs incurred to bring new clients on line.

         The amortization of PVFP relates primarily to the acquisition of American Insurance Administration Group, Inc. ("AIAG"). Approximately $7.7 million of PVFP was established when AIAG was acquired in January, 2000. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years at the date of acquisition; accordingly, the amortization is heavily weighted to those periods. During the second quarter of 2002, approximately $0.4 million was amortized compared to $0.6 million in 2001. As of June 30, 2002, $2.0 million or 26%, of the original amount remains unamortized.

Six Months ended June 30, 2002 and 2001

         Operating income for the Administrative Services segment for the first six months of 2002 increased by $0.6 million or 18% compared to the first six months of 2001.

         Service fee revenue increased by $3.7 million, or 23%, in the first six months of 2002 as compared to 2001. The growth in business from affiliates added $3.2 million of fees during the period, while fees from unaffiliated clients grew by $0.4 million.

           General expenses for the segment increased by $3.5 million, or 30%, compared to the first six months of 2001. The increase is due to the increase in business, costs incurred in the Clearwater transition, and costs incurred to bring new clients on line.

           The reduction of $0.4 million in the amortization of PVFP relates primarily to a decrease in the amounts related to the acquisition of AIAG.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                       For the quarters ended   For the six months ended
                                                               June 30,                   June 30,
                                                       -----------------------  ------------------------
                                                          2002        2001          2002         2001
                                                       ----------  -----------  ------------  ----------
                                                                       (in thousands)
Interest cost on outstanding debt                      $      782  $     1,395  $      1,588  $    3,013
Amortization of capitalized loan origination fees             133          133           265         265
Stock-based compensation expense                              160          160           320         410
Other parent company expenses, net                            501          545         1,159         991
                                                       ----------  -----------  ------------  ----------
  Segment operating loss                               $    1,576  $     2,233  $      3,332  $    4,679
                                                       ==========  ===========  ============  ==========

Quarters ended June 30, 2002 and 2001

         The net loss from the Corporate segment decreased by $0.7 million, or 29%, compared to the second quarter of 2001, due primarily to a reduction in interest cost. The decrease in the interest cost is due to a combination of a reduction in the weighted average interest rate and lower average outstanding balance as a result of principal repayments, compared to 2001. (See "Liquidity and Capital Resources" for additional information regarding our credit facility).

Six Months ended June 30, 2002 and 2001

         The net loss from the Corporate segment decreased by $1.3 million, or 29%, compared to the first six months of 2001, due to primarily to a reduction in interest cost, as noted above.

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

         Contractual Obligations and Commercial Commitments

         Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The loans call for interest at LIBOR for one, two, three or six months plus 350 basis points (5.3% beginning July 31, 2002). Principal repayments are due on a quarterly basis over a seven-year period that commenced on July 31, 2000. The final maturity date of the facility is July 31, 2006. We pay a commitment fee of 50 basis points on the unutilized portion of the revolving facility. The term loan is secured by a first priority security interest in 100% of the outstanding common stock of American Exchange, American Progressive, and WorldNet Services and 65% of the outstanding under common stock of UAFC (Canada) Inc. (the parent of PennCorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. As of June 30, 2002, $53.2 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. We incurred the revolving indebtedness in connection with our acquisition of CHCS in August 2000. During the six months ended June 30, 2002, we paid $1.0 million in interest and repaid $5.3 million in principal on the term loan. Additionally, during July 2002, we made a regularly scheduled repayment that further reduced the term loan to $50.6 million. During the six months ended June 30, 2001, we paid $2.9 million in interest and repaid $3.7 million in principal on the term loan.

The following table shows the schedule of remaining principal payments, as of August 1, 2002, on the Company's outstanding term loan, with the final payment in July 2006:

                                                    (In thousands)
             2002                                     $   2,825
             2003                                        11,525
             2004                                        12,400
             2005                                        13,275
             2006                                        10,575
                                                      ---------
                         Total                        $  50,600
                                                      =========

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation clauses under non-cancelable operating leases are as follows:

                                                    (In thousands)
             2002                                        $   1,737
             2003                                            1,516
             2004                                            1,435
             2005                                              947
             2006 and thereafter                             5,686
                                                         ---------
                         Total                           $  11,321
                                                         =========

         Other than the lease obligations noted above, we do not have any contractual or other commitments involving off-balance sheet arrangements.

         Administrative Service Company

         Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). For the six months ended June 30, 2002, EBITDA for our administrative services segment was $5.1 million. For the year ended December 31, 2001, EBITDA for our administrative services segment was $9.7 million.

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of June 30, 2002, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary totaled $70 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During the six months ended June 30, 2002, American Exchange made interest payments of $2.0 million relating to the surplus notes. American Exchange made no principal payments on the surplus notes to our parent holding company during the six months ended June 30, 2002.

         Insurance Subsidiaries

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of June 30, 2002, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of June 30, 2002 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $100.3 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of June 30, 2002 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         PennCorp Life (Canada) is subject to Canadian capital requirements and reports results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $39.4 million as of June 30, 2002. PennCorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of June 30, 2002.

         Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life (to assist in the service of the surplus note held by American Exchange) without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. Thus, future earnings of Pennsylvania Life would be available for dividends without prior approval, subject to the restrictions noted above. During the second quarter of 2002, Pennsylvania Life paid a dividend of $1.5 million to its parent, American Exchange. Based upon the current dividend regulations of the respective states, Pennsylvania Life would be able to pay ordinary dividends of up to $6.9 million and Constitution Life would be able to pay ordinary dividends of approximately $1.7 million to American Exchange (their direct parent) without the prior approval from their respective insurance departments in the remainder of 2002. Additionally, in 2002, Peninsular Life would be able to pay ordinary dividends of up to $0.7 million to American Pioneer without approval from the Florida Department. We do not expect that our remaining subsidiaries will be able to pay ordinary dividends in 2002.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2002 we held reserves that exceeded the underlying cash surrender values of our inforce life insurance and annuities by $16.8 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets increased slightly from 6.76% in 2001 to 6.80% in 2002. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         As of June 30, 2002, our insurance company subsidiaries held cash and cash equivalents totaling $17.7 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $836.3 million. The fair values of these holdings totaled more than $857.3 million as of June 30, 2002.

         INVESTMENTS

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. However, we do not invest in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States and Elliot & Page, Limited manages our Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. As of June 30, 2002, 99.0% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below by Standard & Poor's (together 1.0% of total fixed maturities as of June 30, 2002). There were $2.1 million non-income producing fixed maturities as of June 30, 2002. We wrote down the value of certain fixed maturity securities by $9.1 million during the six months ended June 30, 2002 (primarily as a result of the impairment of our WorldCom holdings), and by $1.6 million during the six months ended June 30, 2001. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

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

         The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.2 million (less than $0.01 per diluted share) for the six months ended June 30, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that, based on these tests, goodwill and indefinite lived intangibles were not impaired.

         ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2002, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $51.7 million and a 200 basis point increase would result in a $100.1 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $54.2 million and a 200 basis point decrease would result in a $111.5 million increase.

Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended June 30, 2002, approximately 13% of our assets, 18% of our revenues and 36% of our operating income before taxes were derived from our Canadian operations. As of and for the three months ended June 30, 2001, approximately 14% of our assets, 19% of our revenues and 35% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes for the six months ended June 30, 2002 of approximately $0.5 million and a decrease in shareholders' equity as of June 30, 2002 of approximately $2.5 million. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

         The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         A lawsuit has been commenced against Universal American, its subsidiary American Progressive Life & Health Insurance Company, and Richard Barasch, by Marvin Barasch, the former Chairman of American Progressive. The suit primarily arises out of Marvin Barasch's employment with American Progressive and includes other personal claims against Richard Barasch. The Company and Richard Barasch believe that the allegations are totally without merit. It is the opinion of counsel that the likelihood of material recovery by the plaintiff is remote.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. The annual meeting of Stockholders of Universal American Financial Corp. was held on May 29, 2002.

        b.     All director nominees were elected.

        c. Certain matters voted upon at the meeting and votes cast with respect to such matters are as follows:

               ELECTION OF DIRECTORS:
                                                  VOTES              VOTES
                          DIRECTOR               RECEIVED           WITHHELD
                          --------               --------           --------
               Richard A. Barasch               46,778,776         1,485,357
               Bradley E. Cooper                48,103,245           160,888
               Susan S. Fleming                 48,103,245           160,888
               Mark M. Harmeling                47,394,624           869,509
               Bertram Harnett                  47,394,624           869,509
               Patrick J. McLaughlin            48,103,245           160,888
               Robert A. Spass                  48,103,245           160,888
               Francis S. Wilson                48,103,245           160,888
               Robert F. Wright                 48,103,245           160,888

ITEM 5. OTHER INFORMATION
                 None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 a.  Exhibits

                     Exhibit 11.    Computation of Per Share Earnings
                                    Data required by Statement of Financial
                                    Accounting Standards No. 128, Earnings Per
                                    Share, is provided in Note 3 to the
                                    Consolidated Financial Statements in this report

                     Exhibit 99.1   Certification pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

                     Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 b.  Reports on Form 8-K during the quarter ended June 30, 2002
                          None

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIVERSAL AMERICAN FINANCIAL CORP.

                                        By: /S/ Robert A. Waegelein
                                            ---------------------------
                                            Robert A. Waegelein
                                            Executive Vice President
                                            Chief Financial Officer

Date: August 14, 2002