Form 10-Q
period 2002-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2002-11-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002
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

                                 Yes |X| No | |

      The number of shares outstanding of the Registrant's Common Stock as of November 1, 2002 was 52,936,988.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                 Page No.
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at September 30, 2002 and December 31, 2001                     3

         Consolidated Statements of Operations for the nine months ended September 30, 2002          4
            and September 30, 2001

         Consolidated Statements of Operations for the three months ended September 30, 2002         5
            and September 30, 2001

         Consolidated Statements of Stockholders' Equity and Comprehensive Income
            for the nine months ended September 30, 2002 and September 30, 2001                      6

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2002          7
            and September 30, 2001

         Notes to Consolidated Financial Statements                                               8-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   17-32

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                  32-33

Item 4.  Disclosure Controls and Procedures                                                         33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          34

Item 2.  Changes in Securities and Use of Proceeds                                                  34

Item 3.  Defaults upon Senior Securities                                                            34

Item 4.  Submission of Matters to a Vote of Security Holders                                        34

Item 5.  Other Information                                                                          34

Item 6.  Exhibits and Reports on Form 8-K                                                           34

         Signature                                                                                  34

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                35-37

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                 2002             2001
                                                                             -------------    -------------
                                                                              (Unaudited)
Investments:                                                                          (In thousands)
  Fixed maturities available for sale, at fair value
    (amortized cost: 2002, $828,966; 2001, $786,844)                         $     880,141    $     799,218
  Equity securities, at fair value (cost: 2002, $1,735; 2001, $4,339)                1,706            4,199
  Policy loans                                                                      24,096           24,043
  Other invested assets                                                              2,967            3,773
                                                                             -------------    -------------
    Total investments                                                              908,910          831,233

Cash and cash equivalents                                                           33,542           47,990
Accrued investment income                                                           11,321           12,663
Deferred policy acquisition costs                                                   84,761           66,025
Amounts due from reinsurers                                                        220,086          212,532
Due and unpaid premiums                                                              5,812            3,385
Deferred income tax asset                                                           38,757           59,952
Present value of future profits and goodwill                                        10,685           11,921
Other assets                                                                        31,227           24,515
                                                                             -------------    -------------
    Total assets                                                                 1,345,101        1,270,216
                                                                             =============    =============

LIABILITIES  AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                      256,025          236,742
Reserves for future policy benefits                                                609,132          591,453
Policy and contract claims - life                                                    6,880            6,282
Policy and contract claims - health                                                 86,587           79,596
Loan payable                                                                        53,600           61,475
Amounts due to reinsurers                                                            5,273            6,680
Other liabilities                                                                   51,545           57,218
                                                                             -------------    -------------
    Total liabilities                                                            1,069,042        1,039,446
                                                                             -------------    -------------

STOCKHOLDERS' EQUITY

Common stock (Authorized: 80 million shares, issued and outstanding:
  2002, 53.2 million shares; 2001, 52.8 million shares)                                532              528
Additional paid-in capital                                                         157,815          155,746
Accumulated other comprehensive income                                              30,370            5,603
Retained earnings                                                                   88,414           69,279
Less:  Treasury stock (2002, 0.2 million shares; 2001, 0.1 million shares)          (1,072)            (386)
                                                                             -------------    -------------
    Total stockholders' equity                                                     276,059          230,770
                                                                             -------------    -------------
       Total liabilities and stockholders' equity                            $   1,345,101    $   1,270,216
                                                                             =============    =============

            See notes to unaudited consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 2002             2001
                                                                             -------------    -------------
Revenues:                                                                      (In thousands, per share
                                                                                  amounts in dollars)
   Gross premium and policyholder fees earned                                $     437,388    $     381,972
   Reinsurance premiums assumed                                                      2,434            2,124
   Reinsurance premiums ceded                                                     (243,489)        (212,224)
                                                                             -------------    -------------
         Net premium and policyholder fees earned                                  196,333          171,872

   Net investment income                                                            43,535           43,358
   Net realized (losses) gains on investments                                       (6,210)           2,046
   Fee income                                                                        9,154            8,010
                                                                             -------------    -------------
          Total revenues                                                           242,812          225,286
                                                                             -------------    -------------

Benefits, claims and expenses:
   Increase in future policy benefits                                               10,004            8,186
   Claims and other benefits                                                       125,592          116,209
   Interest credited to policyholders                                                8,128            7,595
   Increase in deferred acquisition costs                                          (19,891)         (13,287)
   Amortization of present value of future profits and goodwill                      1,236            2,050
   Commissions                                                                      85,767           73,572
   Commission and expense allowances on reinsurance ceded                          (72,106)         (64,308)
   Interest expense                                                                  2,334            4,216
   Other operating costs and expenses                                               72,773           59,947
                                                                             -------------    -------------
          Total benefits, claims and other deductions                              213,837          194,180
                                                                             -------------    -------------

Income before taxes                                                                 28,975           31,106
Federal income tax expense                                                           9,840           11,074
                                                                             -------------    -------------
Net income                                                                   $      19,135    $      20,032
                                                                             =============    =============

Earnings per common share:
  Basic                                                                      $        0.36    $        0.41
                                                                             =============    =============
  Diluted                                                                    $        0.35    $        0.41
                                                                             =============    =============

            See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  2002             2001
                                                                             -------------    --------------
Revenues:                                                                      (In thousands, per share
                                                                                   amounts in dollars)
   Gross premium and policyholder fees earned                                $     145,783    $     128,119
   Reinsurance premiums assumed                                                        349              754
   Reinsurance premiums ceded                                                      (80,362)         (72,467)
                                                                             -------------    -------------
         Net premium and policyholder fees earned                                   65,770           56,406

   Net investment income                                                            14,774           14,811
   Net realized gains on investments                                                   247              193
   Fee income                                                                        3,165            2,441
                                                                             -------------    -------------
          Total revenues                                                            83,956           73,851
                                                                             -------------    -------------

Benefits, claims and expenses:
   Increase in future policy benefits                                                3,473            2,821
   Claims and other benefits                                                        40,306           37,145
   Interest credited to policyholders                                                2,915            2,606
   Increase in deferred acquisition costs                                           (7,035)          (4,916)
   Amortization of present value of future profits and goodwill                        404              690
   Commissions                                                                      28,342           25,278
   Commission and expense allowances on reinsurance ceded                          (22,742)         (21,709)
   Interest expense                                                                    746            1,203
   Other operating costs and expenses                                               24,670           20,014
                                                                             -------------    -------------
          Total benefits, claims and other deductions                               71,079           63,132
                                                                             -------------    -------------

Income before taxes                                                                 12,877           10,719
Federal income tax expense                                                           4,558            3,797
                                                                             -------------    -------------
Net income                                                                   $       8,319    $       6,922
                                                                             =============    =============

Earnings per common share:
  Basic                                                                      $        0.16    $        0.13
                                                                             =============    =============
  Diluted                                                                    $        0.15    $        0.13
                                                                             =============    =============

            See notes to unaudited consolidated financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Accumulated
                                                                    Other
                                                  Additional    Comprehensive
                                      Common       Paid-In         Income /     Retained      Treasury
                                       Stock       Capital          (Loss)      Earnings        Stock         Total
                                     ---------    ---------     -------------   ---------     ---------     ---------
Balance, January 1, 2001             $     468    $ 128,625        $   4,875    $  40,354     $    (373)    $ 173,949
Net income                                  --           --               --       20,032            --        20,032
Other comprehensive income
  (Note 2)                                  --           --            8,546           --            --         8,546
                                                                                                            ---------
Comprehensive income (Note 2)                                                                                  28,578
                                                                                                            ---------

Issuance of common stock                    60       26,290               --           --            --        26,350
Stock-based compensation                    --          703               --           --            --           703
Loans to officers                           --           13               --           --            --            13
Treasury shares purchased, at               --
  Cost                                      --                            --           --          (743)         (743)
Treasury shares reissued                    --          (12)              --           --           708           696
                                     ---------    ---------        ---------    ---------     ---------     ---------
Balance, September 30, 2001          $     528    $ 155,619        $  13,421    $  60,386     $    (408)    $ 229,546
                                     =========    =========        =========    =========     =========     =========

Balance, January 1, 2002             $     528    $ 155,746        $   5,603    $  69,279     $    (386)    $ 230,770
Net income                                  --           --               --       19,135            --        19,135
Other comprehensive income
  (Note 2)                                  --           --           24,767           --            --        24,767
                                                                                                            ---------
Comprehensive income (Note 2)                                                                                  43,902
                                                                                                            ---------
Issuance of common stock (Note 5)            4        1,037               --           --            --         1,041
Stock-based compensation                    --          941               --           --            --           941
Loans to officers                                        10               --           --            --            10
Treasury shares purchased, at
  cost (Note 5)                             --           --               --           --        (1,272)       (1,272)
Treasury shares reissued (Note 5)           --           81               --           --           586           667
                                     ---------    ---------        ---------    ---------     ---------     ---------

Balance, September 30, 2002          $     532    $ 157,815        $  30,370    $  88,414     $  (1,072)    $ 276,059
                                     =========    =========        =========    =========     =========     =========

                 See notes to consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2002             2001
                                                                                       -----------      -------------
                                                                                               (In thousands)
Cash flows from operating activities:
Net income                                                                             $    19,135       $    20,032
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                      8,389             6,188
  Change in reserves for future policy benefits                                             16,323            17,472
  Change in policy and contract claims                                                       7,589             2,395
  Change in deferred policy acquisition costs                                              (19,891)          (13,287)
  Amortization of present value of future profits and goodwill                               1,236             2,050
  Change in policy loans                                                                       (54)            1,014
  Change in accrued investment income                                                        1,342              (562)
  Change in reinsurance balances                                                            (8,302)          (10,392)
  Realized losses (gains) on investments                                                     6,210            (2,046)
  Change in restructuring liability                                                             --            (2,514)
  Change in income taxes payable                                                            (2,452)            1,292
  Other, net                                                                                (7,209)           (8,350)
                                                                                       -----------       -----------
Net cash provided by operating activities                                                   22,316            13,292
                                                                                       -----------       -----------

Cash flows from investing activities:
  Proceeds from sale or maturity of fixed maturities available for sale                    195,033           233,639
  Cost of fixed maturities purchased available for sale                                   (238,949)         (266,334)
  Change in amounts held in trust by reinsurer                                              (1,456)           (1,069)
  Proceeds from sale of equity securities                                                    2,768                11
  Cost of equity securities purchased                                                         (639)           (1,273)
  Change in other invested assets                                                              806              (530)
  Change in due from/to broker                                                              (4,420)               --
  Cost of equipment purchased                                                               (1,883)               --
                                                                                       -----------       -----------
Net cash used by investing activities                                                      (48,740)          (35,556)
                                                                                       -----------       -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                 1,042            26,362
  Cost of treasury stock purchases                                                          (1,272)             (743)
  Change in policyholder account balances                                                   19,283               268
  Change in reinsurance balances on policyholder account balances                              798               881
  Principal repayment on loan payable                                                       (7,875)           (5,550)
                                                                                       -----------       -----------
Net cash provided  by financing activities                                                  11,976            21,218
                                                                                       -----------       -----------

Net decrease in cash and cash equivalents                                                  (14,448)           (1,046)

Cash and cash equivalents at beginning of period                                            47,990            40,250
                                                                                       -----------       -----------
Cash and cash equivalents at end of period                                             $    33,542       $    39,204
                                                                                       ===========       ===========

Supplemental cash flow information:
  Cash paid during the period for interest                                             $     1,744       $     4,601
                                                                                       ===========       ===========
  Cash paid during the period for income taxes                                         $     4,186       $     1,881
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

      The insurance company subsidiaries are licensed to sell life and accident and health insurance in all fifty states, the District of Columbia and all the provinces of Canada. The principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, home health care, senior life insurance and annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life and PennCorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive and Constitution. CHCS Services, Inc., the Company's administrative company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

2. COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, for the nine months ended September 30, 2002 and 2001 are as follows:

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                              2002               2001
                                          -----------        -----------
                                                   (in thousands)
        Net income                        $    19,135        $    20,032
        Other comprehensive income             24,767              8,546
                                          -----------        -----------
        Comprehensive income              $    43,902        $    28,578
                                          ===========        ===========

      The components of other comprehensive income and the related tax effects for each component for the nine months ended September 30, 2002 and 2001 are as follows:

                                       NINE MONTHS ENDED SEPTEMBER 30, 2002       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                      --------------------------------------    ----------------------------------------
                                        Before         Tax                        Before          Tax
                                         Tax         Expense        Net of         Tax          Expense       Net of Tax
                                        Amount      (Benefit)     Tax Amount      Amount       (Benefit)        Amount
                                      ----------    ----------    ----------    ----------     ----------     ----------
                                                                        (in thousands)
Net unrealized gain arising during
    the year (net of deferred
    acquisition costs)                $   31,412    $   10,998    $   20,414    $   18,833     $    6,591     $   12,242

Reclassification adjustment for
   losses (gains) included in net
   income                                  6,210         2,173         4,037        (2,046)          (717)        (1,329)
                                      ----------    ----------    ----------    ----------     ----------     ----------
Net unrealized gains                      37,622        13,171        24,451        16,787          5,874         10,913
Currency translation adjustments             486           170           316        (3,261)          (894)        (2,367)
                                      ----------    ----------    ----------    ----------     ----------     ----------
Other comprehensive income            $   38,108    $   13,341    $   24,767    $   13,526     $    4,980     $    8,546
                                      ==========    ==========    ==========    ==========     ==========     ==========

      The components of comprehensive income, net of related tax, for the three months ended September 30, 2002 and 2001 are as follows:

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------
                                             2002            2001
                                        -------------   ---------------
                                                (in thousands)
           Net income                    $      8,319    $      6,922
           Other comprehensive income          18,261          10,922
                                         ------------    ------------
           Comprehensive income          $     26,580    $     17,844
                                         ============    ============

      The components of other comprehensive income and the related tax effects for each component for the three months ended September 30, 2002 and 2001 are as follows:

                                       THREE MONTHS ENDED SEPTEMBER 30, 2002       THREE MONTHS ENDED SEPTEMBER 30, 2001
                                      ---------------------------------------     ----------------------------------------
                                        Before         Tax                          Before          Tax
                                         Tax         Expense       Net of Tax        Tax          Expense         Net of
                                        Amount      (Benefit)        Amount         Amount       (Benefit)      Tax Amount
                                      ----------    ----------     ----------     ----------     ----------     ----------
                                                                        (in thousands)
Net unrealized gain arising during
    the year (net of deferred
    acquisition costs)                $   30,021    $   10,513     $   19,508     $   19,311     $    6,758     $   12,553

Reclassification adjustment for
   gains included in net income             (247)          (88)          (159)          (193)           (68)          (125)
                                      ----------    ----------     ----------     ----------     ----------     ----------
Net unrealized gains                      29,774        10,425         19,349         19,118          6,690         12,428
Currency translation adjustments          (1,674)         (586)        (1,088)        (2,316)          (810)        (1,506)
                                      ----------    ----------     ----------     ----------     ----------     ----------
Other comprehensive income            $   28,100    $    9,839     $   18,261     $   16,802     $    5,880     $   10,922
                                      ==========    ==========     ==========     ==========     ==========     ==========

3. EARNINGS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted EPS for the nine months ended September 30, 2002 and 2001 is as follows:

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ---------------------------------------------
                                                        Income          Shares         Per Share
                                                     (Numerator)     (Denominator)       Amount
                                                     ------------    ------------     ------------
                                                      (in thousands, per share amounts in dollars)

Weighted average common stock outstanding                                  53,034
  Less: Weighted average treasury shares                                      (97)
                                                                     ------------
Basic EPS
  Net income applicable to common shareholders       $     19,135          52,937     $       0.36
                                                     ============                     ============
Effect of Dilutive Securities
  Incentive stock options                                                   3,753
  Director stock options                                                      200
  Agents and others stock options                                             999
  Treasury stock assumed from proceeds of options                          (3,559)
                                                                     ------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                          $     19,135          54,330     $       0.35
                                                     ============    ============     ============

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                     ---------------------------------------------
                                                        Income          Shares         Per Share
                                                     (Numerator)     (Denominator)       Amount
                                                     ------------    ------------     ------------
                                                      (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                  48,514
  Less: Weighted average treasury shares                                      (58)
                                                                     ------------
Basic EPS
  Net income applicable to common shareholders       $     20,032          48,456     $       0.41
                                                     ============                     ============
Effect of Dilutive Securities
  Incentive stock options                                                   2,934
  Director stock options                                                      139
  Agents and others stock options                                             772
  Treasury stock assumed from proceeds of options                          (3,061)
                                                                     ------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                          $     20,032          49,240     $       0.41
                                                     ============    ============     ============

      A reconciliation of the numerators and the denominators of the basic and diluted EPS for the three months ended September 30, 2002 and 2001 is as follows:

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ---------------------------------------------
                                                        Income          Shares         Per Share
                                                     (Numerator)     (Denominator)       Amount
                                                     ------------    ------------     ------------
                                                      (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                 53,142
  Less: Weighted average treasury shares                                    (104)
                                                                     ------------
Basic EPS
  Net income applicable to common shareholders       $      8,319          53,038     $       0.16
                                                     ============                     ============
Effect of Dilutive Securities
  Incentive stock options                                                   3,452
  Director stock options                                                      190
  Agents and others stock options                                             958
  Treasury stock assumed from proceeds of options                          (3,301)
                                                                     ------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                          $      8,319          54,337     $       0.15
                                                     ============    ============     ============

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                     ---------------------------------------------
                                                        Income          Shares         Per Share
                                                     (Numerator)     (Denominator)       Amount
                                                     ------------    ------------     ------------
                                                     (in thousands, per share amounts in dollars)
Weighted average common stock outstanding                                  51,692
  Less: Weighted average treasury shares                                      (41)
                                                                     ------------
Basic EPS
  Net income applicable to common shareholders       $      6,922          51,651     $       0.13
                                                     ============                     ============
Effect of Dilutive Securities
  Incentive stock options                                                   3,630
  Director stock options                                                      162
  Agents and others stock options                                             732
  Treasury stock assumed from proceeds of options                          (3,563)
                                                                     ------------
Diluted EPS
  Net income applicable to common shareholders
   plus assumed conversions                          $      6,922          52,612     $       0.13
                                                     ============    ============     ============

4. INVESTMENTS

      As of September 30, 2002 and December 31, 2001, fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                           SEPTEMBER 30, 2002
                                         ----------------------------------------------------------
                                                           Gross           Gross
                                          Amortized     Unrealized      Unrealized         Fair
Classification                              Cost           Gains          Losses           Value
-------------------------------------    -----------    -----------     -----------     -----------
                                                              (In thousands)
US Treasury securities
  and obligations of US government       $    38,096    $     1,711     $        --     $    39,807
Corporate debt securities                    383,497         31,619          (1,855)        413,261
Foreign debt securities (1)                  164,360          8,201            (668)        171,893
Mortgage- and asset-backed securities        243,013         13,813          (1,646)        255,180
                                         -----------    -----------     -----------     -----------
                                         $   828,966    $    55,344     $    (4,169)    $   880,141
                                         ===========    ===========     ===========     ===========

(1) Primarily Canadian denominated bonds supporting our Canadian Insurance reserves.

                                                            DECEMBER 31, 2001
                                         ----------------------------------------------------------
                                                           Gross           Gross
                                          Amortized     Unrealized      Unrealized         Fair
Classification                              Cost           Gains          Losses           Value
-------------------------------------    -----------    -----------     -----------     -----------
                                                             (In thousands)
US Treasury securities
  and obligations of US government       $    35,719    $     1,262     $       (11)    $    36,970
Corporate debt securities                    357,431          8,990          (1,805)        364,616
Foreign debt securities (1)                  157,077          2,225          (1,640)        157,662
Mortgage- and asset-backed securities        236,617          5,700          (2,347)        239,970
                                         -----------    -----------     -----------     -----------
                                         $   786,844    $    18,177     $    (5,803)    $   799,218
                                         ===========    ===========     ===========     ===========

(1) Primarily Canadian denominated bonds supporting our Canadian Insurance reserves.

      The amortized cost and fair value of fixed maturities at September 30, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                AMORTIZED        FAIR
                                                   COST         VALUE
                                                ----------    ----------
                                                     (In thousands)
       Due in 1 year or less                    $   41,182    $   46,505
       Due after 1 year through 5 years            110,823       113,591
       Due after 5 years through 10 years          297,569       321,166
       Due after 10 years                          136,379       143,699
       Mortgage- and asset-backed securities       243,013       255,180
                                                ----------    ----------
                                                $  828,966    $  880,141
                                                ==========    ==========

      During the nine months ended September 30, 2002 we recognized an other than temporary decline in the value of certain fixed maturity securities of $9.9 million (1.1% of investments), primarily as a result of the impairment of our WorldCom bonds, which were disposed of in the third quarter at a price approximating their carrying value after the other than temporary decline was recognized. During the nine months ended September 30, 2001, we wrote down the value of certain fixed maturity securities by $2.5 million (0.3% of investments). These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statement of operations.

5. STOCKHOLDERS' EQUITY

      Common Stock

      The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock outstanding:

     Common stock outstanding at December 31, 2001              52,799,899
     Stock options exercised                                       270,866
     Agent stock award                                              72,789
     Stock purchases pursuant to Agents' Stock Purchase Plan        25,750
                                                                ----------
     Common stock outstanding at September 30, 2002             53,169,304
                                                                ==========

      Treasury Stock

      During 2001, the Board of Directors approved a plan to repurchase up to
0.5 million shares of Company stock in the open market. In March 2002, the Board of Directors approved an amendment of the plan to increase the amount of shares available for repurchase from 0.5 million to 1.0 million shares. The primary purpose of the plan is to fund employee stock bonuses.

      During the nine months ended September 30, 2002, the Company acquired 206,421 shares on the open market for a cost of $1.3 million. The shares were acquired as follows: 82,965 during the first quarter at a weighted average market price of $6.56; 21,330 during the second quarter at a weighted average market price of $7.28; and 102,126 during the third quarter at a weighted average market price of $5.61 per share. Through September 30, 2002, the Company had repurchased 561,508 shares for an aggregate cost of $2.7 million since the inception of the program. As of September 30, 2002, 438,492 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing. In April, 2002, the Company distributed 103,291 shares in the form of officer and employee bonuses at a weighted average market price of $6.45 per share, at the date of distribution.

6. STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

      American Progressive, American Pioneer, American Exchange, Constitution, Marquette, Peninsular, PennCorp Life (Canada), Pennsylvania Life and Union Bankers (collectively, the "Insurance Subsidiaries") are required to maintain minimum amounts of capital and surplus as determined by statutory accounting. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts is needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At September 30, 2002 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $96.8 million.

      The National Association of Insurance Commissioners ("NAIC") has developed, and state insurance regulators have adopted, risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2002 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

      PennCorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $41.0 million as of September 30, 2002. PennCorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at September 30, 2002.

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

      The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.3 million (less than $0.01 per diluted share) for the nine months ended September 30, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that, based on these tests, goodwill and indefinite lived intangibles were not impaired.

8. BUSINESS SEGMENT INFORMATION

      The Company's principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. During 2002 we modified the way we report segment information by combining our previously defined Senior Market Brokerage and Special Markets segments into one segment, Senior Market Brokerage. Our decision to combine the two segments was based on the significant reduction in the insurance in force in the Special Markets segment as a result of our exit from the major medical line of business. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

      CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life and PennCorp Life (Canada), both of which we acquired in 1999. PennCorp Life (Canada) operates exclusively in Canada, while Pennsylvania Life operates in the United States. The Career Agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance, supplemental senior health insurance and annuities in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life (Canada).

      SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive and Constitution, that distribute senior market products through general agency and brokerage distribution systems. The products include Medicare supplement/select, long term care, senior life insurance and annuities. In 2002, we combined our Special Markets segment with our Senior Market Brokerage segment.

      ADMINISTRATIVE SERVICES -- The Company acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance products and non-insurance products. The services that we perform include policy underwriting, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

      CORPORATE -- This segment reflects the activities of our holding company, including the payment of interest on our debt, certain senior executive compensation, and the expense of being a public company.

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

      Financial results by segment for the nine months ended September 30, 2002 and 2001 are as follows:

                                                   Income (Loss)                     Income (Loss)
                                                      Before                            Before
                                    Revenue        Income Taxes       Revenue        Income Taxes
                                  ------------     ------------     ------------     ------------

                                       September 30, 2002                September 30, 2001
                                  -----------------------------     -----------------------------
                                                          (in thousands)

Career Agency                     $    119,567     $     23,309     $    120,539     $     21,503
Senior Market Brokerage                120,705           11,374           96,063            9,518
Administrative Services                 30,891            5,564           24,259            4,777
                                  ------------     ------------     ------------     ------------
   Subtotal                            271,163           40,247          240,861           35,798
Corporate                                  268           (5,062)             277           (6,738)
Intersegment revenues                  (22,409)              --          (17,898)              --
                                  ------------     ------------     ------------     ------------
  Segment total                        249,022           35,185          223,240           29,060
Adjustments to segment total
   Net realized (losses) gains          (6,210)          (6,210)           2,046            2,046
                                  ------------     ------------     ------------     ------------
                                  $    242,812     $     28,975     $    225,286     $     31,106
                                  ============     ============     ============     ============

      Financial results by segment for the three months ended September 30, 2002 and 2001 are as follows:

                                                 Income (Loss)                     Income (Loss)
                                                    Before                            Before
                                  Revenue        Income Taxes       Revenue        Income Taxes
                                ------------     ------------     ------------     ------------

                                     September 30, 2002                September 30, 2001
                                -----------------------------     -----------------------------
                                                        (in thousands)
Career Agency                   $     39,779     $      8,344     $     39,324     $      6,784
Senior Market Brokerage               40,862            4,128           32,029            4,145
Administrative Services               11,179            1,888            8,261            1,656
                                ------------     ------------     ------------     ------------
   Subtotal                           91,820           14,360           79,614           12,585
Corporate                                 46           (1,730)             119           (2,059)
Intersegment revenues                 (8,157)              --           (6,075)              --
                                ------------     ------------     ------------     ------------
  Segment total                       83,709           12,630           73,658           10,526
Adjustments to segment total
   Net realized (losses)                 247              247              193              193
                                ------------     ------------     ------------     ------------
                                $     83,956     $     12,877     $     73,851     $     10,719
                                ============     ============     ============     ============

      Identifiable assets by segment as of September 30, 2002 and December 31, 2001 are as follows:

                              September 30, 2002    December 31, 2001
                              ------------------    -----------------
Career Agency                    $   681,173           $   605,758
Senior Market Brokerage              680,605               663,069
Administrative Services               22,403                30,930
                                 -----------           -----------
   Subtotal                        1,384,181             1,229,757
   Corporate                         379,332               313,709
Intersegment assets (1)             (418,412)             (343,250)
                                 -----------           -----------

                                 $ 1,345,101           $ 1,270,216
                                 ===========           ===========

(1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

9. FOREIGN OPERATIONS

      A portion of the Company's career agency segment is conducted in Canada through PennCorp Life (Canada). The assets and liabilities of the Canadian business are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the career agency segment by geographic area are as follows:

                     For the nine months ended       For the three months ended
                            September 30,                   September 30,
                     --------------------------      ---------------------------
                        2002            2001            2002            2001
                     ----------      ----------      ----------      ----------
                                          (in thousands)
Revenues
  United States      $   78,099      $   77,971      $   25,943      $   25,010
  Canada                 41,468          42,568          13,836          14,314
                     ----------      ----------      ----------      ----------
     Total           $  119,567      $  120,539      $   39,779      $   39,324
                     ==========      ==========      ==========      ==========

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

      We own nine insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), PennCorp Life Insurance Company ("PennCorp Life (Canada)") and Union Bankers Insurance Company ("Union Bankers"). The insurance company subsidiaries are licensed to sell life and accident and health insurance in all fifty states, the District of Columbia and all the provinces of Canada. In addition to the Insurance Subsidiaries, we own a third party administrator, CHCS Services, Inc., that administers senior market business for more than 40 unaffiliated insurance companies, as well as our own companies.

OVERVIEW

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

      CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life and PennCorp Life (Canada), both of which we acquired in 1999. PennCorp Life (Canada) operates exclusively in Canada, while Pennsylvania Life operates in the United States. The Career Agency segment includes the operations of a career agency field force, which distributes fixed benefit accident and sickness disability insurance, life insurance, supplemental senior health insurance and annuities in the United States and Canada. The career agents are under exclusive contract with either Pennsylvania Life or PennCorp Life (Canada).

      SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive and Constitution, that distribute senior market products through general agency and brokerage distribution systems. The products include Medicare supplement/select, long term care, senior life insurance and annuities. In 2002, we combined our Special Markets segment with our Senior Market Brokerage segment.

      ADMINISTRATIVE SERVICES -- The Company acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance products and non-insurance products. The services that we perform include policy underwriting, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

      CORPORATE -- This segment reflects the activities of our holding company, including the payment of interest on our debt, certain senior executive compensation, and the expense of being a public company.

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

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy and claim liabilities, deferred policy acquisition costs, the valuation of certain investments and deferred taxes. There have been no changes in our critical accounting policies during the current year.

      RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

      The following table presents operating income by segment along with a reconciliation to net income:

                                                 For the three months ended        For the nine months ended
                                                       September 30,                     September 30,
                                                    2002             2001             2002             2001
                                                 ---------        ---------        ---------        ---------
                                                                        (in thousands)
Career agency                                    $   8,344        $   6,784        $  23,309        $  21,503
Senior market brokerage                              4,128            4,145           11,374            9,518
Administrative services                              1,888            1,656            5,564            4,777
                                                 ---------        ---------        ---------        ---------
  Segment operating income                          14,360           12,585           40,247           35,798

Corporate                                           (1,730)          (2,059)          (5,062)          (6,738)
                                                 ---------        ---------        ---------        ---------
Operating income before realized gains and
federal income taxes                                12,630           10,526           35,185           29,060

Federal income taxes on operating items             (4,471)          (3,729)         (12,013)         (10,358)
                                                 ---------        ---------        ---------        ---------
  Net operating income                               8,159            6,797           23,172           18,702
  Realized gains (losses) net of tax                   160              125           (4,037)           1,330
                                                 ---------        ---------        ---------        ---------
Net income                                       $   8,319        $   6,922        $  19,135        $  20,032
                                                 =========        =========        =========        =========
Per share data (diluted):
  Net operating income (1)                       $    0.15        $    0.13             0.43        $    0.38
  Realized gains (losses) net of tax                    --               --            (0.08)            0.03
                                                 ---------        ---------        ---------        ---------

Net income                                       $    0.15        $    0.13        $    0.35        $    0.41
                                                 =========        =========        =========        =========

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

Three months ended September 30, 2002 and 2001

      Consolidated net income after Federal income taxes increased by $1.4 million to $8.3 million, or $0.15 per share, in the third quarter of 2002, compared to $6.9 million, or $0.13 per share, in 2001. The effective tax rate for the Company was 35.4% for both 2002 and 2001.

      Operating income before realized gain (losses) and Federal income taxes increased by $2.1 million to $12.6 million in 2002 compared to $10.5 million in 2001. A summary of the operating results by segment is presented below, with additional detail by segment in the sections that follow.

      Operating income from the Career Agency segment increased by $1.6 million, or 23%, compared to the third quarter of 2001. This reflects an increase in new sales and improved loss ratios primarily for our disability business.

      Operating results for the Senior Market Brokerage segment were unchanged compared to the third quarter of 2001. An increase in claims relating to a discontinued block of home health care policies, offset the improved loss ratios in the Medicare supplement/select lines.

      Operating income for the Administrative Services segment improved by $0.2 million or 14%, compared to the third quarter of 2001. This improvement is primarily a result of the increase in Medicare premiums being serviced by our administrative services company.

      The operating loss from the Corporate segment decreased by 16%, compared to the third quarter of 2001, primarily due to a decrease in the interest cost relating to our outstanding debt.

Nine Months ended September 30, 2002 and 2001

      Consolidated net income after Federal income taxes decreased by $0.9 million to $19.1 million, or $0.35 per share, for the first nine months of 2002, compared to $20.0 million, or $0.41 per share,for 2001. Included in net income were realized losses of $6.2 million, pre-tax, for the first nine months of 2002, compared to realized gains of $2.0 million, pre-tax for 2001. The realized losses for 2002 relate primarily to recognition of other than temporary declines in the value of our WorldCom bonds, which were disposed of in the third quarter at a price approximating their carrying value after the other than temporary decline was recognized. Realized gains for 2001 were generated primarily during the first quarter of 2001 as a result of efforts to utilize tax capital loss carry forwards and to limit exposure to foreign exchange risk. The effective tax rate for the Company was 34.0% for 2002 as compared to 35.6% in 2001.

      Operating income before realized gains (losses) and Federal income taxes increased by $6.1 million to $35.2 million in 2002 compared to $29.1 million in 2001. A summary of the operating results by segment is presented below, with additional detail by segment in the sections that follow.

      Operating income from the Career Agency segment increased by $1.8 million compared to the nine months ended September 30, 2001. This reflects an increase in new sales and improved loss ratios for our disability business.

      The Senior Market Brokerage segment improved its operating results by 20% or $1.9 million compared to the first nine months of 2001. This improvement is primarily the result of improved loss ratios for our Medicare supplement/select business. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling in 2000.

      Operating income for the Administrative Services segment improved by $0.8 million or 17%, compared to the first nine months of 2001. This improvement is primarily a result of the increase in Medicare supplement premiums being serviced by our administrative services company.

      The operating loss from the Corporate segment decreased by $1.7 million or 25% over the first nine months of 2001. This decrease is primarily due to a decrease in the interest cost relating to our outstanding debt.

SEGMENT RESULTS - CAREER AGENCY

                                                     For the three months ended         For the nine months ended
                                                            September 30,                      September 30,
                                                       2002              2001              2002              2001
                                                    ----------        ----------        ----------        ----------
                                                                             (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                  $    3,435        $    3,254        $   10,769        $   10,394
  Accident & health                                     27,621            27,274            83,339            84,564
                                                    ----------        ----------        ----------        ----------
  Net premiums                                          31,056            30,528            94,108            94,958
Net investment income                                    8,631             8,645            25,118            24,533
Other income                                                92               151               341             1,048
                                                    ----------        ----------        ----------        ----------
  Total revenue                                         39,779            39,324           119,567           120,539
                                                    ----------        ----------        ----------        ----------

Policyholder benefits                                   18,482            20,494            58,576            63,352
Interest credited to policyholders                         713               413             2,020             1,369
Change in deferred acquisition costs                    (3,804)           (3,122)          (10,812)           (9,241)
Commissions and general expenses, net of
  Allowances                                            16,044            14,755            46,474            43,556
                                                    ----------        ----------        ----------        ----------
  Total benefits, claims and other deductions           31,435            32,540            96,258            99,036
                                                    ----------        ----------        ----------        ----------

  Segment operating income                          $    8,344        $    6,784        $   23,309        $   21,503
                                                    ==========        ==========        ==========        ==========

Three months ended September 30, 2002 and 2001

      Operating income from the Career Agency segment increased by $1.6 million, or 23%, compared to the third quarter of 2001. This reflects an increase in new sales and improved loss ratios primarily for our disability business.

      Revenues. Net premiums for the quarter increased by approximately 2% for the segment compared to the third quarter of 2001. Canadian operations accounted for approximately 35% of the net premiums for the third quarter of 2002 and 36% of the net premiums for the third quarter of 2001. New sales during the third quarter of 2002 increased by 6% over the third quarter of 2001. This increase was driven by a 14% increase in sales in Canada. The increase in production in the U.S. came from sales of our senior market products, such as senior life, long term care and Medicare supplement, which accounted for 51% of the new sales in the U.S. The Career agents also sold $8.8 million of fixed annuities in the third quarter of 2002. New sales do not have a direct impact on net premium due to the fact that our retention on most of the new premium is only 50% and annuity deposits are not reported as premium.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, decreased by approximately 10% over the third quarter of 2001. Overall loss ratios for the segment improved from 67% for the third quarter of 2001 to 60% for the third quarter of 2002, primarily on our disability business, as a result of active rate and claims management. Interest credited increased by $0.3 million, as a result of the increase in fixed annuities.

      The increase in deferred acquisition costs was approximately $0.7 million more in the third quarter of 2002, compared to the increase in the third quarter of 2001. This increase is primarily the result of an increase in commissions and the underwriting and issue costs for the Career Agency segment associated with the increase in new business, including annuities.

      Commissions and other operating expenses increased by approximately $1.3 million or 9% in the third quarter of 2002 compared to 2001. The increase relates primarily to the increase in new business, including fixed annuities.

Nine Months ended September 30, 2002 and 2001

      Operating income from the Career Agency segment increased $1.8 million, or 8%, compared to the nine months ended September 30, 2001. This reflects an increase in new sales and improved loss ratios primarily for our disability business.

      Revenues. Net premiums for the first nine months of 2002 fell by approximately 1% for the segment compared to the first nine months of 2001. Canadian operations accounted for approximately 35% of the net premiums for both the first nine months of 2002 and 2001. New sales during the first nine months of 2002 increased by 11% over the first nine months of 2001. This increase was driven by a 14% increase in sales in Canada and a 10% increase in the U.S. The increase in production in the U.S. came from sales of our senior market products, such as senior life, long term care and Medicare supplement, which accounted for 48% of the new sales in the U.S. The Career agents sold $13.3 million of fixed annuities during the first nine months of 2002.

      Net investment income increased by approximately 2% compared to the first nine months of 2001. This is due to an increase in the invested asset base, primarily as a result of the increased sales of annuity products, partially offset by a decrease in yields.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, decreased by approximately 8% over the first nine months of 2001. Overall loss ratios for the segment improved from 67% for the first nine months of 2001 to 62% for 2002, primarily on our disability business, as a result of active rate and claims management. Interest credited increased by $0.7 million, consistent with the increase in fixed annuities.

      The increase in deferred acquisition costs was approximately $1.6 million more in the first nine months of 2002, compared to the increase in 2001. This increase is primarily the result of an increase in commissions and the underwriting and issue costs for the Career Agency segment associated with the increase in new business, including annuities.

      Commissions and other operating expenses increased by approximately $2.9 million or 7% in the first nine months of 2002 compared to 2001. The increase relates primarily to the increase in new business, including annuities.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                     For the three months ended         For the nine months ended
                                                            September 30,                      September 30,
                                                       2002              2001              2002              2001
                                                    ----------        ----------        ----------        ----------
                                                                            (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                  $    4,176        $    4,125        $   13,714        $   12,621
  Accident & health                                     30,538            21,753            88,511            64,293
                                                    ----------        ----------        ----------        ----------
  Net premiums                                          34,714            25,878           102,225            76,914
Net investment income                                    6,102             6,116            18,209            19,044
Other income                                                46                35               271               105
                                                    ----------        ----------        ----------        ----------
  Total revenue                                         40,862            32,029           120,705            96,063
                                                    ----------        ----------        ----------        ----------

Policyholder benefits                                   25,297            19,472            77,020            61,043
Interest credited to policyholders                       2,202             2,193             6,108             6,226
Change in deferred acquisition costs                    (3,231)           (1,794)           (9,079)           (4,037)
Amortization of present value of future
  profits and goodwill                                      25               124               100               343
Commissions and general expenses, net
  of allowances                                         12,441             7,889            35,182            22,970
                                                    ----------        ----------        ----------        ----------
Total benefits, claims and other deductions             36,734            27,884           109,331            86,545
                                                    ----------        ----------        ----------        ----------

  Segment operating income                          $    4,128        $    4,145        $   11,374        $    9,518
                                                    ==========        ==========        ==========        ==========

      The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market brokerage segment and the corresponding average amount of premium retained. Our insurance subsidiaries reinsure our senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare supplement/select written premium in force as of December 31, 2001, is reinsured under quota share reinsurance agreements ranging between 50% and 75% based upon the geographic distribution. During the first quarter of 2002, we increased our retention on certain new business written from 25% to 50%. We are considering to increase our retention on new business further by the end of the year. We have also acquired various blocks of Medicare supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%. Under these reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes.

                                       For the three months ended September 30,
                                            2002                    2001
                                    --------------------     --------------------
                                     Gross        Net         Gross        Net
                                    Premiums    Retained     Premiums    Retained
                                    --------    --------     --------    --------
                                                    (in thousands)
Medicare supplement acquired        $ 36,469          12%    $ 36,886           6%
Medicare supplement/select
  written                             62,022          34%      42,115          31%
Other senior supplemental health       6,155          60%       5,562          62%
Other health                           3,157          37%       6,725          44%
Senior life insurance                  2,094          56%       2,002          72%
Other life                             3,626          87%       3,700          73%
                                    --------                 --------

Total gross premiums                $113,523          31%    $ 96,990          27%
                                    ========                 ========

                                       For the nine months ended September 30,
                                            2002                    2001
                                    --------------------     --------------------
                                     Gross        Net         Gross        Net
                                    Premiums    Retained     Premiums    Retained
                                    --------    --------     --------    --------
                                                   (in thousands)
Medicare supplement acquired        $111,779           8%    $112,808           6%
Medicare supplement/select
   written                           182,080          35%     115,317          31%
Other senior supplemental health      18,571          60%      16,965          61%
Other health                          10,226          45%      23,362          50%
Senior life insurance                  7,646          67%       5,837          69%
Other life                            10,850          79%      11,596          74%
                                    --------                 --------

Total gross premiums                $341,152          30%    $285,885          27%
                                    ========                 ========

Three months ended September 30, 2002 and 2001

      Operating results for the Senior Market Brokerage segment were unchanged compared to the third quarter of 2001. An increase in claims relating to a discontinued block of home health care policies offset the improved loss ratios in the Medicare supplement/select lines.

      Revenues. New production of our Senior Market products amounted to $17.7 million in the current quarter. This represents a 17% decrease compared to $21.3 million in the third quarter last year. As we anticipated, new sales of our Medicare products have slowed since Health Maintenance Organizations ("HMOs") are not disenrolling members as much as in prior years. We have continued to expand geographically and have increased our recruiting efforts to further augment our production. Additionally, $6.0 million of fixed annuities were sold during the quarter, representing a 213% increase over the third quarter last year.

      Gross premium increased $16.5 million, or 17% over 2001 despite the slow down in new production. The increase in gross premium over the third quarter of 2001 includes a $19.9 million, or 47%, increase on Medicare supplement/select business written by the Insurance Subsidiaries as a result of continued new sales. In addition, premiums increased due to normal rate increases implemented by the Company and better than assumed persistency. Other supplemental health premium, which includes long term care, nursing home and home health care increased 11%, or $0.6 million. These increases were partially offset by a decrease of $3.6 million, or 53%, in other health premium, primarily as a result of our decision to exit the major medical line of business.

      Net premiums for the third quarter of 2002 increased by approximately 34%, compared to 2001, to $34.7 million. Net premiums grew more than gross premium as a result of our decision to reinsure less premium and retain more risk. The net amount of premium retained increased from 27% in 2001 to 31% in 2002 due to the increase in retention on new Medicare supplement/select premiums written from 25% to 50%, effective January 2002.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $5.8 million, or 30%, compared to the third quarter of 2001 due primarily to higher annualized premium in force in our Medicare supplement lines, even though our loss ratio for this line improved. Additionally, we experienced an increase in claims in a block of home health care business that we stopped selling in 2000. We are being proactive, particularly with respect to rate management for this block of business, so that we can mitigate its effect on the earnings of the segment.

      The increase in deferred acquisition costs was approximately $1.4 million more in the third quarter of 2002, than the increase in the third quarter of 2001. The increase in deferred acquisition costs relates primarily to our higher retention on new business.

      Commissions and other operating expenses increased by approximately $4.6 million or 58% in the third quarter of 2002 compared to 2001. The following table details the components of commission and other operating expenses:

                                              For the three months ended September 30,
                                                     2002                 2001
                                              -------------------   ------------------
                                                         (in thousands)
Commissions                                       $   19,574           $   16,695
Other operating costs                                 14,996               12,449
Reinsurance allowances                               (22,129)             (21,255)
                                                  ----------           ----------

Commissions and general expenses, net of
   allowances                                     $   12,441           $    7,889
                                                  ==========           ==========

      The ratio of commissions to gross premiums remained unchanged at 17% compared to the third quarter of 2001. Other operating costs as a percentage of gross premiums also remained unchanged, at 13%, compared to the third quarter 2001. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 28% during the third quarter of 2002 compared to 30% in 2001.

Nine Months ended September 30, 2002 and 2001

      The Senior Market Brokerage segment improved its operating results by 20% or $1.9 million compared to the first nine months of 2001. This improvement is the result of continued growth of Medicare supplement/select business combined with improved loss ratios. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling in 2000.

      Revenues. New production of our Senior Market products amounted to $77.1 million for the first nine months of 2002. This represents a 1% decrease compared to last year. As we anticipated, new sales of our Medicare products have slowed since Health Maintenance Organizations ("HMOs") are not disenrolling as many members as in prior years. We have continued to expand geographically and have increased our recruiting efforts to further augment our production. Additionally, $9.9 million of fixed annuities were sold during the first nine months of 2002, representing a 72% increase over last year.

      Gross premium increased $55.3 million, or 19%, over the first nine months of 2001 to $341.2 million. The increase in gross premium includes a $66.8 million increase, or 58%, in Medicare supplement/select business as a result of continued new sales, rate increases and better than assumed persistency. We also experienced a $1.6 million, or 9%, increase in other senior supplemental health premium and a $1.8 million, or 31% increase in senior life insurance premium. These increases were partially offset by a decrease of $13.1 million, or 56%, in other health premium, primarily as a result of our decision to exit the major medical line of business.

      Net premiums for the first nine months of 2002 increased by approximately $25.3 million, or 33%, compared to 2001. Net premiums grew more than gross premiums as a result of our decision to reinsure less premium and retain more risk. The net amount of premium retained increased from 27% in 2001 to 30% in 2002 due to the increase in our retention of risk on Medicare supplement/select premiums written.

      Net investment income decreased by $0.8 million compared to the first nine months of 2001. This is due primarily to a decline in investment yields.

      Benefits, Claims and Other Deductions. Policyholder benefits, including the change in reserves, increased by approximately $16.0 million, or 26%, compared to the first nine months of 2001 due primarily to higher annualized premium in force, primarily Medicare supplement/select. Overall, loss ratios of the segment improved over the first nine months of 2001, due primarily to the implementation of rate increases on our Medicare supplement/select business. However, this improvement was offset by an increase in claims in a block of home health care business that we stopped selling in 2000.

      The increase in deferred acquisition costs was approximately $5.0 million more in the first nine months of 2002, than the increase in the first nine months of 2001. The increase in deferred acquisition costs relates primarily to our higher retention on new business.

      Commissions and other operating expenses increased by approximately $12.2 million, or 53%, in the first nine months of 2002 compared to 2001. The following table details the components of commission and other operating expenses:

                                               For the nine months ended September 30,
                                                     2002                 2001
                                               -----------------    ------------------
                                                           (in thousands)
Commissions                                       $   60,154           $   49,206
Other operating costs                                 45,207               36,779
Reinsurance allowances                               (70,179)             (63,015)
                                                  ----------           ----------

Commissions and general expenses, net of
   allowances                                     $   35,182           $   22,970
                                                  ==========           ==========

      The ratio of commissions to gross premiums increased to 17.6% during the first nine months of 2002, from 17.2% in 2001. Other operating costs as a percentage of gross premiums remained unchanged at 13% compared to the first nine months of 2001. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 29% for the first nine months of 2002 compared to 30% for 2001.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                         For the three months ended          For the nine months ended
                                                                September 30,                     September 30,
                                                           2002              2001              2002              2001
                                                         --------          --------          --------          --------
                                                                                 (In thousands)
Service fee and other income                             $ 11,069          $  8,215          $ 30,543          $ 24,088
Net investment income                                         110                46               348               171
                                                         --------          --------          --------          --------
  Total revenue                                            11,179             8,261            30,891            24,259
                                                         --------          --------          --------          --------
Amortization of present value of future profits
  and goodwill                                                379               566             1,136             1,700
General expenses                                            8,912             6,039            24,191            17,782
                                                         --------          --------          --------          --------
  Total expenses                                            9,291             6,605            25,327            19,482
                                                         --------          --------          --------          --------
  Segment operating income                                  1,888             1,656             5,564             4,777
                                                         --------          --------          --------          --------
Depreciation, amortization and interest                       716               765             2,103             2,278
                                                         --------          --------          --------          --------
Earnings before interest, taxes, depreciation
  and amortization (1)                                   $  2,604          $  2,421          $  7,667          $  7,055
                                                         ========          ========          ========          ========

(1) For our Administrative Services segment, we evaluate results based on earnings before interest, taxes, depreciation and amortization, which is not in accordance with generally accepted accounting principles.

      The table below details service fee revenue earned by our Administrative Services segment:

                                                  For the three months ended          For the nine months ended
                                                         September 30,                      September 30,
                                                    2002              2001              2002              2001
                                                  --------          --------          --------          --------
                                                                          (In thousands)
Affiliated Fee Revenue
     Medicare supplement                          $  5,325          $  3,400          $ 13,748          $  9,469
     Long term care                                    601               415             1,839             1,162
     Nurse Navigator(TM)                               289                65               948               116
     Other health insurance                             19                34                65               330
     Life insurance                                     97                94               287               293
                                                  --------          --------          --------          --------

Total Affiliated Fee Revenue                         6,331             4,008            16,887            11,370
                                                  --------          --------          --------          --------

Unaffiliated Fee Revenue
     Medicare supplement                             2,233             2,379             6,807             7,176
     Long term care                                  2,125             1,384             5,511             4,164
     Other health insurance                            104               145               339               454
     Non-insurance assistance                          276               299               999               924
                                                  --------          --------          --------          --------

     Total Unaffiliated Fee Revenue                  4,738             4,207            13,656            12,718
                                                  --------          --------          --------          --------

Total Administrative Service Fee Revenue          $ 11,069          $  8,215          $ 30,543          $ 24,088
                                                  ========          ========          ========          ========

Three months ended September 30, 2002 and 2001

      Operating income for the Administrative Services segment improved by $0.2 million, or 14%, over the third quarter of 2001, primarily as the result of the increase in Medicare supplement premiums serviced by our administrative services company and the reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.2 million, or 8%, to $2.6 million, compared to the third quarter of 2001.

      Service fee revenue increased by $2.9 million, or 35%, as compared to the third quarter of 2001. In 2002, approximately 43% of the total fees earned were from non-affiliated companies compared to 51% in 2001. The relative decrease in the non-affiliated fees is the result of continued growth of business from our Senior Market Brokerage segment. Affiliated fee revenue increased $2.3 million compared to the third quarter of 2001. Unaffiliated fee revenues increased by approximately $0.5 million. During the second quarter of 2002, we reported our first revenues from underwriting support work we are now performing for the consortium that is offering long term care to employees of the Federal Government and their families, and saw an increase in these revenues in the third quarter.

      General expenses for the segment increased by $2.9 million, or 48%, compared to the third quarter of 2001. The increase is due to the increase in business and costs incurred to bring new clients on line.

      The amortization of PVFP relates primarily to the acquisition of American Insurance Administration Group, Inc. ("AIAG"). Approximately $7.7 million of PVFP was established when AIAG was acquired in January, 2000. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years at the date of acquisition; accordingly, the amortization is heavily weighted to those periods. During the third quarter of 2002, approximately $0.4 million was amortized compared to $0.6 million in 2001. As of September 30, 2002, $1.6 million or 21%, of the original amount remains unamortized.

Nine Months ended September 30, 2002 and 2001

      Operating income for the Administrative Services segment for the first nine months of 2002 increased by $0.8 million or 17% compared to the first nine months of 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased by $0.6 million or 9% to $7.7 million, compared to the first nine months of 2001.

      Service fee revenue increased by $6.5 million, or 27%, in the first nine months of 2002 as compared to 2001. The growth in business from affiliates added $5.5 million of fees during the period, while fees from unaffiliated clients grew by $0.9 million.

      General expenses for the segment increased by $6.4 million, or 36%, compared to the first nine months of 2001. The increase is due primarily to the increase in business and costs incurred to bring new clients on line. Additionally, during the second quarter of 2002, we completed the closing of our Clearwater office and the consolidation of those functions into our Pensacola operations. General expenses were increased by approximately $0.3 million as a result of the cost of this transition, but we expect to begin to see increased efficiency and cost savings during the fourth quarter of 2002.

      The reduction of $0.6 million in the amortization of PVFP relates primarily to a decrease in the amounts related to the acquisition of AIAG.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                         For the three months ended        For the nine months ended
                                                               September 30,                     September 30,
                                                            2002             2001             2002             2001
                                                         ---------        ---------        ---------        ---------
                                                                                (in thousands)
Interest cost on outstanding debt                        $     746        $   1,203        $   2,334        $   4,216
Amortization of capitalized loan origination fees              131              132              396              397
Stock-based compensation expense                               160              160              480              570
Other parent company expenses, net                             693              564            1,852            1,555
                                                         ---------        ---------        ---------        ---------

  Segment operating loss                                 $   1,730        $   2,059        $   5,062        $   6,738
                                                         =========        =========        =========        =========

Three months ended September 30, 2002 and 2001

      The net loss from the Corporate segment decreased by $0.3 million, or 16%, compared to the third quarter of 2001, due primarily to a reduction in interest cost. The decrease in the interest cost is due to a combination of a reduction in the weighted average interest rate and lower average outstanding balance as a result of principal repayments, compared to 2001. (See "Liquidity and Capital Resources" for additional information regarding our credit facility).

Nine Months ended September 30, 2002 and 2001

      The net loss from the Corporate segment decreased by $1.7 million, or 25%, compared to the first nine months of 2001, due to primarily to a reduction in interest cost, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital is used primarily to support the retained risks and growth of our insurance and administrative service company subsidiaries and to support our parent company as an insurance holding company. In addition, we use capital to fund our anticipated growth through acquisitions of other companies or blocks of insurance or administrative service business.

      We require cash at our parent company to meet our obligations under our credit facility and our outstanding debentures held by our subsidiaries, American Progressive and Pennsylvania Life. In January, 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to PennCorp Life (Canada). Repayment of the debenture is anticipated to be funded from dividends from PennCorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

      We believe that our current cash position, the availability of the revolving credit facility, the expected cash flows of our administrative service company and the surplus note interest payments from American Exchange (as explained below) can support our parent company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

      Contractual Obligations and Commercial Commitments

      Our $80 million credit facility consists of a $70 million term loan and a $10 million revolving loan facility. The loans call for interest at LIBOR for one, two, three or nine months plus 350 basis points (5.3% beginning October 31, 2002). Principal repayments are due on a quarterly basis over a seven-year period that commenced on July 31, 2000. The final maturity date of the facility is July 31, 2006. We pay a commitment fee of 50 basis points on the unutilized portion of the revolving facility. The term loan is secured by a first priority security interest in 100% of the outstanding common stock of American Exchange, American Progressive, and WorldNet Services and 65% of the outstanding common stock of UAFC (Canada) Inc. (the parent of PennCorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. As of September 30, 2002, $50.6 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. We incurred the revolving indebtedness in connection with our acquisition of CHCS in August 2000. During the nine months ended September 30, 2002, we paid $1.7 million in interest and repaid $7.9 million in principal on the term loan. Additionally, during October 2002, we made a regularly scheduled repayment that further reduced the term loan to $47.8 million. During the nine months ended September 30, 2001, we paid $4.0 million in interest and repaid $5.6 million in principal on the term loan.

      The following table shows the schedule of remaining principal payments (in thousands), as of November 1, 2002, on the Company's outstanding term loan, with the final payment in July 2006:


           2002                                $      --
           2003                                    11,525
           2004                                    12,400
           2005                                    13,275
           2006                                    10,575
                                               ----------
                     Total                     $   47,775
                                               ==========

      We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation clauses under non-cancelable operating leases (in thousands) are as follows:

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
                                                =========

      Other than the lease obligations noted above, and certain equipment and software leases, we do not have any contractual or other commitments involving off-balance sheet arrangements.

      Administrative Service Company

      Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). For the nine months ended September 30, 2002, EBITDA for our administrative services segment was $7.7 million. For the year ended December 31, 2001, EBITDA for our administrative services segment was $9.7 million.

      Insurance Subsidiary - Surplus Note

      Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note. As of September 30, 2002, the principal amount of surplus note owed to our holding company from our American Exchange subsidiary totaled $60 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During the nine months ended September 30, 2002, American Exchange made interest payments of $3.0 million relating to the surplus note. American Exchange made no principal payments on the surplus note to our parent holding company during the nine months ended September 30, 2002. However, during September, 2002, the surplus note was reduced by $10 million in the form of a capital contribution to American Exchange by our holding company.

      Insurance Subsidiaries

      Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of September 30, 2002, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of September 30, 2002 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $96.8 million.

      The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of September 30, 2002 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

      PennCorp Life (Canada) is subject to Canadian capital requirements and reports results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $41.0 million as of September 30, 2002. PennCorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of September 30, 2002.

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

      Liquidity for our insurance company subsidiaries is measured by their ability to pay scheduled contractual benefits and to pay operating expenses. Sources of liquidity include scheduled and unscheduled principal and interest payments on investments, premium payments and deposits and the sale of liquid investments. We believe that these sources of cash for our insurance company subsidiaries exceed scheduled uses of cash.

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2002 we held reserves that exceeded the underlying cash surrender values of our inforce life insurance and annuities by $17.3 million. Our insurance company subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

      The net yields on our cash and invested assets decreased from 6.76% in 2001 to 6.36% in 2002. A portion of these securities are held to support the liabilities for policyholder account balances which are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      As of September 30, 2002, our insurance company subsidiaries held cash and cash equivalents totaling $30.0 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $880.1 million. The fair values of these holdings totaled more than $910.1 million as of September 30, 2002.

      INVESTMENTS

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not invest in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of independent professional investment advisors under the direction of the management of independent professional insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States and Elliot & Page, Limited manages our Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. As of September 30, 2002, 99.5% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below by Standard & Poor's (together 0.5% of total fixed maturities as of September 30, 2002). There were no non-income producing fixed maturities as of September 30, 2002. We recognized other than temporary declines in the value of certain fixed maturity securities of $9.9 million during the nine months ended September 30, 2002 (primarily as a result of the impairment of our WorldCom bonds, which were disposed of in the third quarter at a price approximating their carrying value after the other than temporary decline was recognized), and $2.5 million during the nine months ended September 30, 2001. In each case, these represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

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

      The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.3 million (less than $0.01 per diluted share) for the nine months ended September 30, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that, based on these tests, goodwill and indefinite lived intangibles were not impaired.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2002, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $55.4 million and a 200 basis point increase would result in a $107.1 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $119.2 million and a 200 basis point decrease would result in a $57.5 million increase.

Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the nine months ended September 30, 2002, approximately 13% of our assets, 17% of our revenues, excluding realized gains and losses, and 22% of our operating income before taxes and realized gains and losses, were derived from our Canadian operations. As of and for the nine months ended September 30, 2001, approximately 13% of our assets, 19% of our revenues, excluding realized gains and losses and 36% of our operating income before taxes and realized gains and losses were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes for the nine months ended September 30, 2002 of approximately $0.7 million and a decrease in shareholders' equity as of September 30, 2002 of approximately $3.0 million. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in any potential change in sales levels, local prices or any other variable.

      The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

      ITEM 4. - DISCLOSURE CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was conducted within 90 days of this report under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of the evaluation in connection with the preparation of this quarterly report on Form 10-Q.

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

            None

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

            b. Reports on Form 8-K during the quarter ended September 30, 2002

                   None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIVERSAL AMERICAN FINANCIAL CORP.


                                           By:  /s/ Robert A. Waegelein
                                              ---------------------------------
                                                  Robert A. Waegelein
                                                  Executive Vice President
                                                  Chief Financial Officer

Date: November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Barasch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal American Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                      /s/ Richard A. Barasch
                                      ---------------------------
                                      Richard A. Barasch
                                      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Waegelein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal American Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            /s/ Robert A. Waegelein
                                            ---------------------------
                                            Robert A. Waegelein
                                            Chief Financial Officer