Form 10-K
period 2002-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-03-28
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                            COMMISSION FILE #0-11321

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | _|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act Rule 12b-2): Yes |X| No | |

      The aggregate market value of all common equity held by non-affiliates of the registrant as of March 3, 2003 was approximately $130,000,000.

      The number of shares outstanding of the Registrant's Common Stock as of March 3, 2003 was 53,272,351.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Proxy Statement for the 2003 Annual Meeting is incorporated by reference into Part II and Part III of this 10-K.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-K
                                      2002
                                    CONTENTS

             ITEM                             DESCRIPTION                              PAGE
PART 1          1     Business                                                           3
                2     Properties                                                        25
                3     Legal Proceedings                                                 26
                4     Submission of Matters to a Vote of Security Holders               26

PART II         5     Market for the Registrant's Common Stock and
                       Related Stockholder Matters                                      26
                6     Selected Financial Data                                           28
                7     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                              30
                7A    Quantitative and Qualitative Disclosures about Market
                       Risk                                                             52
                8     Financial Statements and Supplementary Data                       53
                9     Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                              53

PART III       10     Directors and Executive Officers of the Registrant                54
               11     Executive Compensation                                            56
               12     Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters                       56
               13     Certain Relationships and Related Transactions                    57
               14     Controls and Procedures                                           57

Part IV        15     Exhibits, Financial Statement Schedules and Reports
                       On Form 8-K                                                      57

                      Signatures                                                        59
                      Certifications                                                    61

                                     PART I

ITEM 1 - BUSINESS

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

GENERAL

      Universal American Financial Corp. ("the Company" or "Universal American") was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. Collectively, the Company's insurance subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia and all the provinces of Canada. These products are designed primarily for the senior and self-employed markets. The principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, home health care, senior life insurance and fixed annuities. We distribute these products through an independent general agency system and a career agency system. Our administrative services company acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

      We have been able to achieve rapid, and profitable, growth as a result of our focus on our core markets, enhanced by several acquisitions that have been additive financially and strategically. Since 1999:

      -     Our net income has increased from $9.6 million to $30.1 million,

      - Our gross premium has increased from $252.6 million to $586.7 million,

      -     Our total assets have grown from $1.2 billion to $1.4 billion, and

      - Our stockholders' equity has grown from $133.9 million to $286.8 million.

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

OUR OPERATING SEGMENTS

      We currently manage our business through three principal business segments: Senior Market Brokerage, Career Agency and Administrative Services. We also report the corporate activities of our holding company in a separate segment. During 2002 we modified the way we report segment information by combining our previously defined Senior Market Brokerage and Special Markets segments into a single segment, Senior Market Brokerage. Our decision to combine the two segments was based on the significant reduction in the insurance in force in the Special Markets segment as a result of our exit from the major medical line of business. Information regarding each segment's revenue income or loss before taxes and total assets is included in Note 21 to the financial statements included in this Form 10-K.

      SENIOR MARKET BROKERAGE

      Our Senior Market Brokerage segment focuses on selling insurance products designed for the senior market, including Medicare supplement, Medicare select, long term care, senior life insurance and annuities through independent marketing organizations and general agencies. This segment's operations are conducted primarily by the following subsidiaries:

      -     American Pioneer Life Insurance Company ("American Pioneer")

      - American Progressive Life & Health Insurance Company of New York ("American Progressive")

      -     Constitution Life Insurance Company ("Constitution")

      CAREER AGENCY

      Our career agency segment traditionally concentrated on selling fixed benefit accident and sickness disability insurance and individual life insurance products to the middle-income self-employed market. This segment has recently expanded its focus to include senior market products as well. The producers in our career agency segment are contracted to sell products only with our companies; however, they may sell products of other companies through programs sponsored by us. This segment's operations are conducted by the following subsidiaries:

      -     Pennsylvania Life Insurance Company ("Pennsylvania Life")

      -     Penncorp Life Insurance Company (Canada) ("Penncorp Life (Canada)")

      ADMINISTRATIVE SERVICES

      Our administrative companies, primarily CHCS Services, Inc., provide outsourcing services that support insurance and non-insurance products, primarily for the senior market. CHCS Services, Inc. has emerged as a leading, full-service administrator of senior insurance products and an innovator in geriatric care management. We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. Currently, we provide services to more than 45 insurers and generated fee income of $42.7 million in 2002 from both unaffiliated ($19.2 million) and affiliated companies ($23.5 million).

      CORPORATE

      Our corporate segment reflects the activities of our holding company, including the payment of interest on our debt, certain senior executive compensation and the expense of being a public company.

OUR BUSINESS STRATEGY

      The principal components of our business strategy are to:

      - Develop and market competitive and innovative insurance products, with an emphasis on the senior market in the U.S. and the self employed market in Canada;

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

      - Pursue selective acquisitions that fit our strategic and financial criteria in order to supplement our internal growth; and

      - Execute efficiently, especially in regard to integrating the operations of companies and blocks of business that we acquire.

ACQUISITIONS, DIVESTITURES AND FINANCING ACTIVITY

      Pending Acquisition

      In December 2002, Pennsylvania Life entered into a definitive contract to acquire Pyramid Life Insurance Company ("Pyramid Life") from Ceres Group, Inc. for $56 million in cash. This transaction is subject to regulatory approvals and other conditions and is scheduled to close by the end of the first quarter of 2003.

      Pyramid Life specializes in providing health and life insurance products to the senior market. These products include Medicare supplement, long term care, life insurance and annuities. Pyramid Life markets its products in 26 states through a career sales force of over 1,100 career agents operating out of 29 Senior Solutions Sales Centers. As of the end of 2002, Pyramid Life had approximately $110 million of premium in force and in excess of $114 million of assets.

      During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the rapidly expanding senior market. Following a transition period, we plan to take advantage of our cost-effective and efficient service center to administer the business; however, we will preserve the marketing identity and quality service that has defined Pyramid Life.

      Trust Preferred Transaction

      In December 2002, a subsidiary trust of the Company issued $15.0 million of floating rate trust preferred securities. These securities are due in 2032 and are not callable for the first five years. The floating rate is equal to the three-month LIBOR plus 4.0%, currently 5.4%. Approximately $6.0 million of the proceeds were used to augment the capital of our insurance subsidiaries and the balance of approximately $9.0 million was retained at the parent company in anticipation of funding the acquisition of Pyramid Life. In March 2003, a second subsidiary trust of the Company issued $10.0 million of floating rate trust preferred securities under terms similar to the above securities at a rate of 5.29%. The proceeds will be used to pay down a portion of the term loan and for general corporate purposes.

      Acquisition of Block of Business

      In November 2002 we entered into an agreement with Nationwide Life Insurance Company ("Nationwide") to acquire, through a 100% quota share reinsurance agreement, Nationwide's individual Medicare supplement policies representing approximately $20.0 million of annualized premium in force. In connection with this transaction, administration of the business was transferred to CHCS Services, Inc.

      Equity Offering

      In the third quarter of 2001, we completed a secondary equity offering in which we sold 5.7 million shares of our common stock, with proceeds to the Company of $26.0 million, net of expenses. In addition, 2.2 million shares were sold by some of our shareholders as part of the offering. The primary reason for the offering was to enhance the capital of our insurance subsidiaries to support our growth and to improve our risk based capital ratios used by regulators and rating agencies to evaluate the adequacy of capital of insurance companies. Out of the proceeds of the offering, $9.3 million was contributed to the capital and surplus of our insurance subsidiaries, $5.5 million was used to reduce the intercompany debenture between our parent holding company and American Progressive and the balance was held for general corporate purposes.

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

      In January 2000, we acquired CHCS Services, Inc., formerly American Insurance Administration Group, Inc., a privately-held third party administrator of senior health products located in Clearwater, Florida. At the time of the acquisition, American Insurance Administration Group administered $125 million of senior market premium. This acquisition strengthened our expertise and capacity to administer senior market products.

      1999 Acquisition

      In July 1999, we acquired six insurance companies, including the insurance subsidiaries that comprise our Career Agency segment, and other assets from PennCorp Financial Group. This acquisition enhanced our prospects for internal growth by increasing our scale, expanding our geographic reach and adding the career agency marketing channel to supplement our senior market brokerage marketing channel. We completed the integration of the acquired companies from Raleigh, North Carolina into our existing locations in Toronto, Pensacola and Orlando in February 2001.

      Cancellation of Major Medical Insurance

      In the fourth quarter of 2000, we decided to exit our individual major medical business to the extent permitted by the policy forms. Of the $31.3 million of premium that was in force on December 31, 2000, approximately $1.6 million remained in force on December 31, 2002, which we are not able to cancel.

ADMINISTRATIVE SERVICES

      We have built our administrative services capabilities through internal development and acquisition. Through our wholly owned subsidiary, CHCS Services, Inc., we provide outsourcing services that support insurance and non-insurance products, primarily for the senior market. Our administrative services operations are located in Pensacola and Weston, Florida. During 2002, we closed our Clearwater office and consolidated its operations into Pensacola.

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

      We are also increasingly performing similar services, particularly in the long term care area, for non-insurance products offered both by insurance and non-insurance companies. For example, we have begun to market our Nurse Navigator(SM) product, a non-insurance elder care service product that includes health related information and referrals and access to nationwide networks of geriatric care nurses and long term care providers available on a discounted basis.

      We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. The information technology includes imaging and workflow processes to ensure maximum efficiency in policy issue, policy administration and claims processing. Our proprietary network of registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our proprietary network of discount providers is an integral part of our geriatric care management services. We have established a customer contact center that provides around the clock access to our nurses on staff and can handle calls in several different languages.

      The following table shows the sources of our service fee revenue by type of product:

                                              2002          2001          2000
                                              ----          ----          ----
                                                      (in thousands)
Affiliated Revenue
   Medicare supplement                       $19,322       $13,268       $ 8,467
   Long term care                              2,637         1,607           981
   Nurse Navigator(TM)                         1,089           272            --
   Other health insurance                        125           358           930
   Life insurance                                376           388           135
                                             -------       -------       -------

   Total Affiliated Revenue                   23,549        15,893        10,513
                                             -------       -------       -------

Unaffiliated Revenue
   Medicare supplement                         8,809         9,564         9,410
   Long term care                              8,544         5,577         2,725
   Other health insurance                        631           554           758
   Non-insurance assistance                    1,215         1,242           724
                                             -------       -------       -------

   Total Unaffiliated Revenue                 19,199        16,937        13,617
                                             -------       -------       -------

Total Administrative Service Revenue         $42,748       $32,830       $24,130
                                             =======       =======       =======

      Included in unaffiliated revenue are fees received from a reinsurer of 100% of certain business of our insurance subsidiaries, which amounted to $6.9 million and $7.8 million in 2002 and 2001. These fees, together with the affiliated revenue, were eliminated in consolidation.

INSURANCE MARKETING AND DISTRIBUTION

      We distribute our insurance products through both a traditional general brokerage agency system and a career agency channel. The following table shows our new sales (issued annualized premiums) by distribution channel and by major product line for the three years ended December 31, 2002 on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                                          Gross                                    Net/Retained %
                                        ----------------------------------------       -------------------------------------
Product                                   2002            2001            2000           2002          2001            2000
-------                                   ----            ----            ----           ----          ----            ----
                                                    (In thousands)                               (In thousands)
SENIOR MARKET BROKERAGE
  Medicare Supplement/Select            $ 90,233        $103,044        $ 78,213       $46,019        $29,883        $19,553
  Long Term Care                           4,146           3,196           4,580         2,073          1,598          2,290
  Senior Life                              3,858           3,240           2,106         2,315          1,782          1,053
  Annuity Premium Equivalents (1)          1,756             714             519         1,756            714            519
                                        --------        --------        --------       -------        -------        -------

  TOTAL SENIOR MARKET BROKERAGE           99,993         110,194          85,418        52,163         33,977         23,415
                                        --------        --------        --------       -------        -------        -------
                                                                                            52%            31%            27%
CAREER AGENCY
  Accident & Sickness                     16,951          16,176          16,897        16,951         16,176         16,897
  Medicare Supplement                      1,826             276              --           913            138             --
  Long Term Care                           3,610           3,702           3,853         1,805          1,851          1,927
  Non-insurance Products                     825           1,423              --           825          1,423             --
  Life Insurance                           2,872           2,043           1,500         2,872          2,043          1,500
  Annuity Premium Equivalents (1)          3,302             841             300         3,302            841            300
                                        --------        --------        --------       -------        -------        -------

  TOTAL CAREER AGENCY                     29,386          24,461          22,550        26,668         22,472         20,624
                                        --------        --------        --------       -------        -------        -------
                                                                                            91%            92%            91%
COMPANY TOTAL
  Accident & Health                      117,591         127,817         103,543        68,586         51,069         40,667
                                                                                            58%            40%            39%
  Life                                     6,730           5,283           3,606         5,187          3,825          2,553
                                                                                            77%            66%            71%
  Annuity Premium Equivalents (1)          5,058           1,555             819         5,058          1,555            819
                                        --------        --------        --------       -------        -------        -------
                                                                                           100%           100%           100%
TOTAL                                   $129,379        $134,655        $107,968       $78,831        $56,449        $44,039
                                        ========        ========        ========       =======        =======        =======
                                                                                            61%            42%            41%

----------
      (1) Annuity premium equivalents are equal to $1.00 for every $10.00 of annuity deposit received.

      Beginning in 1998, many HMO's realized that their Medicare programs were unprofitable and therefore decided to terminate these programs. As a result, millions of seniors were involuntarily disenrolled from these programs. This development contributed to our increased new sales of Medicare supplement products in 2001 and 2000. Under applicable legislation, such dis-enrollees may have the right to acquire Medicare supplement insurance without medical underwriting or pre-existing condition limitations. As we expected, during 2002 new sales of our Medicare products have slowed since the HMO's are not dis-enrolling members as much is as in prior years. We have continued to expand geographically, and we have stepped up recruiting effort to augment our production. Additionally, we have increased our retention on new Medicare supplement business, in order to continue growing our net premium.

      In 2002, two agents produced 6.4% and 5.8%, respectively, of our total annualized new sales. No other agents produced more than 5.0% of our total annualized new sales.

      The following table shows our annuity deposits by distribution channel for the three years ended December 31, 2002:

                                               2002           2001          2000
                                               ----           ----          ----
                                                       (In thousands)
      Senior Market Brokerage                 $17,561       $ 7,141       $5,188
      Career Agency                            33,018         8,407        3,000
                                              -------       -------       ------

      TOTAL ANNUITY DEPOSITS                  $50,579       $15,548       $8,188
                                              =======       =======       ======

      SENIOR MARKET BROKERAGE

      This segment focuses on the sale of products designed for the senior market such as Medicare supplement, Medicare select, long term care, senior life insurance and annuities. We distribute these products through independent marketing organizations and general agencies. These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. We now sell our products through approximately 22,000 independent licensed agents in 33 states and have plans to recruit more agents and expand into additional states. In 2002, this segment accounted for $455.7 million, or 78% of our consolidated gross premiums and $141.2 million, or 53% of our consolidated net premiums earned. New sales for this segment amounted to $100.0 million in 2002 and $110.2 million in 2001.

      CAREER AGENCY

      As part of the 1999 acquisition, we acquired a career agency sales force that historically distributed fixed benefit accident and sickness disability insurance and individual life insurance products to the self-employed market in the United States and Canada. In contrast to independent agents, career agents have an exclusive arrangement with us, and only sell products that we provide or authorize. In order to maximize this distribution channel, we introduced our senior market insured and non-insured products to the Career Agency sales force. As of December 31, 2002, the career field force had 49 branch offices throughout the United States and 15 branch offices in Canada, with approximately 730 agents in the United States and 335 agents in Canada. In 2002, this segment accounted for $125.4 million, or 47% of our net premiums earned. Approximately 39% of net premiums earned for this segment were generated by our Canadian operations. The career agency segment issued $29.4 million of new business in 2002, and $24.5 million in 2001.

      The acquisition of Pyramid Life, when closed, will add another career agency sales force, which specializes in providing health and life insurance products to the senior market. These products include Medicare supplement, long-term care, life insurance and annuities. Pyramid Life markets its products in 26 states through a sales force of over 1,100 career agents operating out of 29 Senior Solutions Sales Centers. During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the rapidly expanding senior market. Following a transition period, we plan to take advantage of our cost-effective and efficient administrative services operation to administer the business, however, we will preserve the marketing identity and quality service that has defined Pyramid Life.

INSURANCE PRODUCTS

      Our senior market brokerage segment focuses on our senior market products (Medicare supplement, Medicare select, long term care, senior life insurance and annuities). While our career agency segment had historically focused on fixed benefit disability products, they are now increasing their focus on our senior market products. We currently market the following products:

      SENIOR MARKET PRODUCTS -- SUPPLEMENTAL HEALTH AND LONG TERM CARE

      Our core supplemental health insurance products include various Medicare supplement and Medicare select plans. We also offer various long term care plans consisting of fully integrated plans and nursing home only plans. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy, but can seek to increase premium rates on existing and future policies issued based upon our actual claims experience. These rate increases are applied on a uniform, nondiscriminatory state by state basis and are subject to state regulatory approval and Federal and state loss-ratio requirements.

      Medicare Supplement/Select

      Under Federal and National Association of Insurance Commissioners ("NAIC") model regulations, adopted in substantially all states, there are 11 standard Medicare supplement plans (Plans A through J and a High Deductible Plan F). These policies provide supplemental coverage for many of the medical expenses that the Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program's maximum benefits. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance company subsidiaries offer Medicare supplement policies primarily on plans A, B, C, D, F, G and High Deductible F. In some areas, we also sell Medicare select policies in conjunction with hospitals that contract with us to waive the Medicare Part A deductible. We monitor the claim experience on our Medicare supplement and Medicare select products and, when necessary, apply for rate increases in the states in which we sell the products. Medicare supplement and Medicare select issued gross premium amounted to $90.2 million in 2002 and $103.0 million in 2001, and were produced through our general agency system. The career agency segment began to sell Medicare supplement and Medicare select products in 2001 and produced $1.8 million in 2002 and $0.3 million in 2001.

      Long Term Care

      Our long term care insurance products provide coverage, with limits selected by the policyholders, for nursing home and assisted living care only coverage, optional home health care coverage, or an integrated combination of such coverage. The nursing home and assisted living care products are subject to daily fixed dollar maximum limits, have various elimination periods which must be satisfied by the insureds and have maximum lifetime benefits or benefit periods. A new integrated long term care product, combining nursing home, assisted living and home health care benefits was introduced in late 1999 in several states and we have developed a new nursing home-assisted living product with optional home health care riders which we introduced in 2001. Issued premium for these long term care products amounting to $4.1 million in 2002 and $3.2 million in 2001, were produced through our general agency system. In addition, our career agents began to sell these long term care products in 2000 and produced $3.6 million of issued premium in 2002 and $3.7 million of issued premium in 2001.

      SENIOR MARKET PRODUCTS -- SENIOR LIFE INSURANCE AND ANNUITIES

      Senior Life

      This series of low-face amount, simplified issue whole life products is sold by both our senior market brokerage segment and our career agency segment. Issued premium for these products was $3.9 million in 2002 and $3.2 million in 2001, and was produced primarily through the general agency system. In late 2000, our career agency segment began to sell senior life insurance and produced $1.8 million of issued premium in 2002 and $1.2 million of issued premium in 2001.

      Annuities

      We market single and flexible premium deferred annuities primarily focusing on the senior and retirement markets. Our currently marketed annuity products have a minimum guaranteed interest rate of 3%, except for New York which is 4%, and current credited interest rates that range from 3.75% to 8.05%. We have the right to change the crediting rates at any time. In exercising our right to change the interest rate, we take into account the current interest rate environment and our relative competitive position. Our general agency system produced $17.6 million of annuity deposits in 2002 and $7.1 million of annuity deposits in 2001. Additionally, our career agency system produced $33.0 million of annuity deposits in 2002 and $8.4 million of annuity deposits in 2001.

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

      Because the benefits we provide are fixed in amount at the time of policy issuance and are not intended to provide full reimbursement for medical and hospital expenses, payment amounts are not generally affected by inflation or the rising cost of health care services. The disability income product is typically sold to individuals in amounts which, when combined with other similar coverages, do not provide monthly benefits in excess of $2,000, or 50% of the insured's monthly income, if less. The hospital income product is typically sold to individuals to provide the insured with a means of paying supplemental expenses during a hospitalization stay and provides benefits of not more than $250 per day ($1,000 if the insured is in intensive care). The surgical product is typically sold as a rider to an accident policy and our practice is to provide benefits of not more than $5,000 ($2,500 if the procedure is performed on an out-patient basis).

      Life Insurance

      In late 2000, our career agency segment began to sell term life insurance that provides a minimum coverage of $50,000 for a ten-year period (offered to individuals ages 18 through 60) or a twenty-year period (offered to individuals ages 18 through 50) as specified in the policy. Premium rates vary according to age and sex and these policies are fully underwritten. No cash values are accumulated in this policy and the policy can be renewed for a new term at an increased premium on any expiration date, except for the final expiration date, without evidence of insurability. Issued premium amounted to $0.5 million for 2002 and $0.3 million for 2001.

BUSINESS IN FORCE

      As of December 31, 2002, the Company had $619.2 million of annualized life and accident & health premium in force and $271.6 million in account values on annuities and interest sensitive life products.

      Our growth in direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance, is shown in the following tables.

           ANNUALIZED PREMIUM IN FORCE                             As of December 31,
                                                         --------------------------------------
                                                           2002           2001          2000
                                                         --------       --------       --------
                                                                     (In thousands)
            Senior Market Brokerage
               Medicare Supplement                       $423,983       $363,470       $264,417
               Long Term Care                              25,320         21,594         20,395
               Other Senior Health                          1,283          1,347          1,304
               Other Health                                10,435         14,547         40,062
               Senior Life                                 12,082         11,363         10,341
               Other Life                                  13,538         14,436         15,931
                                                         --------       --------       --------
               Total Senior Market                        486,641        426,757        352,450
                                                         --------       --------       --------
            Career Agency
               Accident & Sickness Disability              85,076         83,562         88,668
               Hospital                                    14,938         16,229         16,635
               Long Term Care                              16,643         15,121         13,580
               Medicare Supplement                            833             --             --
               Other Health                                 1,099          1,067          1,050
               Total Life                                  13,940         13,233         13,234
                                                         --------       --------       --------
               Total Career Agency                        132,529        129,212        133,167
                                                         --------       --------       --------

               Total Accident & Health                    579,610        516,937        446,111
               Total Life                                  39,560         39,032         39,506
                                                         --------       --------       --------
               Total Consolidated                        $619,170       $555,969       $485,617
                                                         ========       ========       ========

ACCOUNT VALUES ON INTEREST-SENSITIVE PRODUCTS

      The following table shows all outstanding account values for interest-sensitive products as of December 31, 2002, 2001 and 2000. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

                                                    As of December 31,
                                          --------------------------------------
                                            2002           2001           2000
                                          --------       --------       --------
                                                     (In thousands)
      Annuities                           $134,860       $ 99,632       $ 98,053
      Interest-sensitive Life              136,718        137,110        135,362
                                          --------       --------       --------

      Grand Total                         $271,578       $236,742       $233,415
                                          ========       ========       ========

GEOGRAPHICAL DISTRIBUTION OF PREMIUM

      Through our nine insurance subsidiaries, we are licensed to market our products in all fifty states, the District of Columbia and in all the provinces of Canada. The following table shows the geographical distribution of the direct cash premium and annuity deposits collected, as reported on a statutory basis to the regulatory authorities for the full year of 2002:

                                                  Collected
                  State/Region                     Premium         % of Total
                  ------------                     -------         ----------
                                               (In thousands)
                  Florida                          117,507             19.3%
                  Texas                             62,521             10.3%
                  New York                          48,111              7.9%
                  Wisconsin                         41,665              6.8%
                  Pennsylvania                      34,754              5.7%
                  Canada                            31,372              5.2%
                  Ohio                              29,370              4.8%
                  Indiana                           27,102              4.5%
                  Connecticut                       19,239              3.2%
                  Mississippi                       14,011              2.3%
                  Missouri                          13,027              2.1%
                  Georgia                           12,184              2.0%
                  North Carolina                    11,016              1.8%
                  Louisiana                         10,753              1.8%
                  Oklahoma                          10,191              1.6%
                                                   -------            -----
                       Subtotal                    482,823             79.3%

                  All other                        125,996             20.7%
                                                   -------            -----
                  Total                            608,819            100.0%
                                                   =======            =====

REINSURANCE

      We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims, and to limit or eliminate risk on our non-core or under-performing blocks of business. The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained as of December 31, 2002.

      ANNUALIZED PREMIUM IN FORCE                            As of December 31, 2002                     2001
                                           ------------------------------------------------------     ----------
                                             Gross         Ceded            Net        % Retained     % Retained
                                           --------       --------       --------      ----------     ----------
                                                       (In thousands)
      Senior Market Brokerage
        Medicare Supplement                $423,983       $322,442       $101,541           24%           20%
        Long Term Care                       25,320         10,732         14,588           58%           60%
        Other Senior Health                   1,283            290            993           77%           78%
        Other Health                         10,435          6,819          3,616           35%           51%
        Senior Life                          12,082          5,059          7,023           58%           64%
        Other Life                           13,538          1,086         12,452           92%           92%
                                           --------       --------       --------
        Total Senior Market                 486,641        346,428        140,213           29%           27%
                                           --------       --------       --------
      Career Agency
        Accident & Sickness Disability       85,076             --         85,076          100%          100%
        Hospital                             14,938             --         14,938          100%          100%
        Long Term Care                       16,643          3,000         13,643           82%           86%
        Medicare Supplement                     833            416            417           50%           --%
        Other Health                          1,099             --          1,099          100%          100%
        Total Life                           13,940             --         13,940          100%          100%
                                           --------       --------       --------
        Total Career Agency                 132,529          3,416        129,113           97%           98%
                                           --------       --------       --------

      Total Accident & Health               579,610        343,699        235,911           41%           40%
      Total Life                             39,560          6,145         33,415           84%           86%
                                           --------       --------       --------
      Total Consolidated                   $619,170       $349,844       $269,326           43%           43%
                                           ========       ========       ========

      We are obligated to pay claims in the event that any reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2002, all of our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers has been unable to pay any policy claims on any reinsured business.

      In addition to the reinsurance agreements discussed below by segment, we reinsure portions of the coverage of our life insurance products to unaffiliated reinsurance companies under various reinsurance agreements, which allows us to write policies in amounts larger than the risk we are willing to retain on any one life. Our mortality risk retention limit on each policy varies between $25,000 and $100,000.

      Our reinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

      SENIOR MARKET BROKERAGE

      We reinsure most of our Senior Market Brokerage products to unaffiliated reinsurers under various quota share agreements. Under these reinsurance agreements, we reinsure a portion of the premiums earned, claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. Medicare supplement premium in force is reinsured under quota share reinsurance agreements ranging from 50% to 75% based upon geographic distribution. Effective January 1, 2003, new Medicare supplement premium will be reinsured under quota share reinsurance agreements of 25% or 50% based upon the geographic distribution. We have also acquired various blocks of Medicare supplement premium, which we reinsure under quota share reinsurance agreements ranging from 50% to 100%. Our long term care products currently produced are reinsured at percentages averaging 50%, while the long term care business acquired in 1999 is 100% retained. Senior life insurance products currently being issued are reinsured under 50% quota share reinsurance agreements, except for certain states where our retention is 100%.

      We have 50% quota share and excess of loss reinsurance agreements with unaffiliated reinsurance companies on our medical insurance policies to reduce the liability on individual risks to amounts ranging between $25,000 and $325,000 per year. Under these treaties, we perform all the policy administration and receive various allowances for commission and expenses on the ceded portion of the premium. Excess of loss reinsurance passes the risk of losses over a specified amount to the reinsurer, effectively capping our exposure on any single claim to the specified amount. The major medical business acquired in 1999 is 100% retained but has an excess of loss reinsurance agreement limiting the liability on an individual risk to $325,000 per year.

      CAREER AGENCY

      Currently, we retain 100% of all life and health business issued in our Career Agency segment other than the long term care and Medicare supplement products, which we reinsure on a 50% quota share basis. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $250,000. For other long term care policies issued in the U.S. after 1999, we have reinsurance agreements which cover 100% of the benefits on claims after the third year.

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

      Applications for insurance are reviewed on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, we use investigative services to supplement and substantiate information. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from using medical underwriting criteria for our Medicare supplement policies for certain first-time purchasers and for dis-enrollees from Health Maintenance Organizations (HMO's). If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, the application may not be rejected due to medical conditions. For other prospective Medicare supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices. In New York and some other states, some of our products, including Medicare supplement, are subject to guaranteed issue "Community Rating" laws that severely limit or prevent underwriting of individual applications. See "Regulation" section of this document.

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

COMPETITION

      The life and accident and health insurance industry in North America is highly competitive. We compete with other insurance and financial services companies, including large multi-line organizations, both in connection with the sale of insurance and asset accumulation products and in acquiring blocks of business. Many of these organizations have been in business for a longer period of time and have substantially greater capital, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings than we do. In addition, it has become increasingly difficult for smaller and mid-size companies to compete effectively with their larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the ratings and financial size of companies.

      We believe we can meet these competitive pressures by offering a high level of service and accessibility to our field force and by developing specialized products and marketing approaches. We also believe that our policies and premium rates are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions.

RATINGS

      Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. In November 2001, A.M. Best upgraded the ratings for our American Pioneer, American Progressive, Constitution Life, Pennsylvania Life and Penncorp Life (Canada) subsidiaries to "B++" from "B+". In addition, A.M. Best reaffirmed the rating for our Union Bankers subsidiary at "B+". In October 2002, A.M. Best assigned a positive outlook to these companies. These ratings mean that, in A.M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A.M. Best. A.M. Best has also reaffirmed the rating for our Peninsular Life subsidiary at "FPR5," which is based primarily on a quantitative evaluation of Peninsular Life's financial strength and operating performance. Currently, Peninsular has no business in force and is available for sale. A.M. Best does not rate our other insurance company subsidiaries.

      In March 2002, Standard & Poor's assigned its "BBB+" counterparty credit and financial strength ratings to our American Pioneer, American Progressive, Pennsylvania Life and Penncorp Life (Canada) subsidiaries. In December 2002, Standard and Poor's affirmed these ratings. This rating means that in Standard & Poor's opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor's. A plus (+) or minus (-) shows Standard & Poor's opinion of the relative standing of the insurer within a rating category.

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

INVESTMENTS

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various jurisdictions in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of two investment advisors under the direction of the management of the Company and our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States, and MFC Global Investment Management manages our Canadian fixed maturity portfolio.

      The following table summarizes the composition of our investment portfolio by carrying value (which is an estimate of fair value) as of December 31, 2002 and 2001:

                              INVESTMENT PORTFOLIO

                                                         December 31, 2002                           December 31, 2001
                                              -------------------------------------        -------------------------------------
                                                                       Percent of                                   Percent of
                                              Carrying Value              Total            Carrying Value              Total
                                               (Fair Value)          Carrying Value         (Fair Value)          Carrying Value
                                              --------------         --------------        --------------         --------------
                                                                                (In thousands)
Fixed Maturity Securities:

  U.S. Government and
   Government agencies (1)                       $229,153                 22.9%                $131,696                 15.0%
  Mortgage-backed (1)                              66,131                  6.6%                  56,267                  6.4%
  Asset-backed                                     60,378                  6.0%                  88,977                 10.1%
  Foreign securities (2)                          176,450                 17.7%                 157,752                 18.0%
  Investment grade corporates                     400,309                 40.0%                 357,292                 40.6%
  Non-investment grade corporates                   2,529                  0.3%                   7,234                  0.8%
                                                 --------                -----                 --------                -----
Total fixed maturity securities                   934,950                 93.5%                 799,218                 90.9%

Cash and cash equivalents                          36,754                  3.7%                  47,990                  5.5%
Other Investments:
  Policy loans                                     23,745                  2.4%                  24,043                  2.7%
  Equity securities                                 1,645                  0.2%                   4,199                  0.5%
  Other invested assets                             2,808                  0.3%                   3,773                  0.4%
                                                 --------                -----                 --------                -----

Total cash and invested assets                   $999,902                100.0%                $879,223                100.0%
                                                 ========                =====                 ========                =====

----------
(1) U.S. Government and government agencies include GNMA and FMNA mortgage-backed securities.

(2) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

      The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2002. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

               CONTRACTUAL MATURITIES OF FIXED MATURITY SECURITIES

                                                                            Percent of
                                                        Carrying           Total Fixed
         Available for Sale                              Value              Maturities
         ------------------                              -----             -----------
                                                              (In thousands)
         Due in 1 year or less                         $  45,693                4.9%
         Due after 1 year through 5 years                139,343               14.9%
         Due after 5 years through 10 years              330,086               35.3%
         Due after 10 years                              156,016               16.7%
         Asset-backed securities                          60,378                6.5%
         Mortgage-backed securities                      203,434               21.7%
                                                       ---------              -----
                  Total                                $ 934,950              100.0%
                                                       =========              =====

      The following table shows the distribution of the ratings assigned by Standard & Poors Corporation to the securities in our portfolio of fixed maturity securities as of December 31, 2002 and 2001:

               DISTRIBUTION OF FIXED MATURITY SECURITIES BY RATING

                                       December 31, 2002                       December 31, 2001
                                 -----------------------------          ----------------------------
                                                          (In thousands)

                                  Carrying            % of               Carrying           % of
         Standard &                 Value              Total               Value            Total
           Poor's                (Estimated           Fixed             (Estimated          Fixed
           Rating                Fair Value)        Investment          Fair Value)       Investment
     ---------------             -----------        ----------          -----------       ----------
     AAA                          $ 389,447            41.6%             $ 259,847           32.5%
     AA                              92,734             9.9%                99,222           12.4%
     A                              346,538            37.1%               318,899           39.9%
     BBB                            100,965            10.8%               113,500           14.2%
     BB                               2,124             0.2%                 5,008            0.7%
     B                                2,747             0.3%                 2,603            0.3%
     CCC and below                      395             0.1%                   139             --
                                  ---------           -----              ---------          -----
     Total                        $ 934,950           100.0%             $ 799,218          100.0%
                                  =========           =====              =========          =====

      At December 31, 2002 99.4% of our fixed maturity investments were "investment grade". As of December 31, 2001, 99.0% of our fixed maturity investments were "investment grade". "Investment grade" securities are those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service. This included approximately $263.8 million, as of December 31, 2002 and $239.9 million, as of December 31, 2001, of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, representing approximately 28.2% of our fixed maturity portfolio as of December 31, 2002 and 30% of our fixed maturity portfolio as of December 31, 2001. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

      Fixed maturity securities with a less than investment grade rating had aggregate carrying values of $5.3 million as of December 31, 2002 and $7.8 million as of December 31, 2001, amounting to 0.6% of total investments as of December 31, 2002 and 1.0% of total investments as of December 31, 2001. These securities represented 0.4% of total assets as of December 31, 2002 and 0.6% of total assets as of December 31, 2001. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2002 was $2.4 million, which was less than 0.2% of total assets. We wrote down the value of some of our fixed maturity portfolio's securities, considered to have been subject to an other-than-temporary decline in value, by $10.6 million in the year ended December 31, 2002 (primarily as a result of the impairment of our WorldCom bonds, which were disposed of in the third quarter of 2002 at a price approximating their carrying value after the other than temporary decline was recognized) and $4.2 million in the year ended December 31, 2001, which were included in net realized gains (losses) on investments in our consolidated statements of operations.

INVESTMENT INCOME

      Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates will have on our financial statements.

      The following table shows the investment results of our total invested asset portfolio, for the three years ended December 31, 2002:

                                                           Years Ended December 31,
                                                    -----------------------------------------
                                                       2002            2001            2000
                                                    ---------        ---------       --------
                                                                 (In thousands)
Total cash and invested assets, end of period       $ 999,902        $ 879,223       $824,930
                                                    =========        =========       ========

Net investment income                               $  57,716        $  57,812       $ 56,945
                                                    =========        =========       ========

Yield on average cash and investments                    6.12%            6.78%          6.88%
                                                    =========        =========       ========
Net realized investment gains (losses) on the
  sale of securities (including other-than-
  temporary declines in market value)               $  (5,083)       $   3,078       $    146
                                                    =========        =========       ========

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

      NEW YORK
      American Progressive Life & Health
      Insurance Company of New York

      FLORIDA
      American Pioneer Life Insurance Company
      Peninsular Life Insurance Company

      PENNSYLVANIA
      Pennsylvania Life Insurance Company

      TEXAS
      American Exchange Life Insurance Company
      Constitution Life Insurance Company
      Marquette National Life Insurance Company
      Union Bankers Insurance Company

      CANADA
      Penncorp Life Insurance Company

      Pennsylvania Life, Constitution Life, Union Bankers, American Pioneer and American Progressive are subsidiaries of American Exchange. Universal American contributed the common stock of American Pioneer and American Progressive to American Exchange during 2002. Marquette is a subsidiary of Constitution Life. Peninsular Life is a subsidiary of American Pioneer. As part of its change in ownership from American Exchange to American Pioneer, Peninsular Life re-domesticated to Florida from North Carolina effective December 31, 2000.

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

      Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. Generally we are required to maintain, with respect to our individual long term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, generally we are required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent of premium. We provide, to the insurance departments of all states in which we conduct business, annual calculations that demonstrate compliance with required loss ratio standards for both long term care and Medicare supplement insurance. We prepare these calculations utilizing statutory lapse and interest rate assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective refunds or prospective rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and apply to the respective insurance departments for rate increases when we determine one is needed. We cannot guarantee that we will receive the rate increases we request.

      Under Federal and NAIC model regulations, adopted in substantially all states, there are 11 standard Medicare supplement plans (Plans A through J and a High Deductible Plan F). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option.

      Every insurance company that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authorities in its domicile state and file periodic reports concerning its relationships with its insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

      Each of our insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company's domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. There are no examinations currently in progress.

      Many states require deposits of assets by insurance companies for the protection of policyholders either in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2002, securities totaling $35.3 million, representing approximately 3.7% of the carrying value of our total investments, were on deposit with various state treasurers or custodians. As of December 31, 2001, securities totaling $32.4 million, representing approximately 3.9% of total investments, were on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

      Penncorp Life, our Canadian domiciled subsidiary, is subject to provincial regulation and supervision in each of the provinces of Canada in which it conducts business. Provincial insurance regulation is concerned primarily with the form of insurance contracts and the sale and marketing of insurance and annuity products, including the licensing and supervision of insurance marketing personnel. Individual annuity products and the underlying segregated funds to which they relate are subject to guidelines adopted by the Canadian Council of Insurance Regulators and incorporated by reference into provincial insurance regulations. These guidelines govern a number of matters relating to the sale of these products and the administration of the underlying segregated funds. During the first quarter of 2002, the Canadian Branch of Pennsylvania Life was merged into Penncorp Life, consolidating our Canadian operations into a single entity. This transaction was approved by the Office of the Superintendent of Financial Institutions, in Canada, and the Pennsylvania Department of Insurance.

      Codification of Statutory Accounting Practices

      In 1998, the NAIC approved a codification of statutory accounting principles, which became effective January 1, 2001 and serves as a comprehensive and standardized guide to statutory accounting principles. The adoption of the codification increased the capital and surplus of our U.S. insurance subsidiaries by approximately $11.0 million at January 1, 2001, due primarily to the recognition of certain loss carryforwards and income tax treatment of policy acquisition costs as deferred tax assets.

      Other Insurance Regulatory Changes

      The NAIC and state insurance regulators are involved in a process of re-examining existing laws and regulations and their application to insurance companies. This re-examination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of nonstatutory guidelines, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model laws on specific topics as follows:

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

      Since 1993, New York State has required that all health insurance sold to individuals and groups with less than 50 employees be offered on an open enrollment and community rated basis. The community rating aspect of the law prohibits the use of age, sex, health or occupational factors in rating and requires that the same average rate be used for all persons with the same policy residing in the same location. Such insurance may continue to be sold to groups with more than 50 employees on an underwritten basis, with premium set to reflect expected or actual results. The Medicare supplement policies actively marketed by American Progressive in New York State and some of its in force business are subject to the community rating rules. Similar legislation is in effect for certain products in other states. The extension of such legislation to other states where we offer significant medically underwritten health insurance might cause us to reconsider our health care coverage offerings in any such state.

      Long Term Care Rate Stabilization

      In 2000, the NAIC adopted a model law intended to address the issue of the rising cost of long term care insurance and other matters. Rate stabilization laws have been adopted in a number of states. The Company is complying with the laws as they are adopted by filing new policy forms. Insurers now have to certify that rates will not be increased in moderately adverse circumstances.

      Dividend Restrictions

      American Progressive is a New York insurance company. New York State Insurance Law provides that the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance. Management expects that no dividend would be approved until American Progressive had generated sufficient statutory profits to offset its negative unassigned surplus.

      Pennsylvania Life is a Pennsylvania insurance company and American Exchange, Constitution, Marquette and Union Bankers are Texas insurance companies. Pennsylvania and Texas insurance law provides that a life insurer may pay dividends or make distributions from accumulated earning without the prior approval of the Insurance Department, provided they do not exceed the greater of
(i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $10.6 million to American Exchange (its direct parent) without the prior approval from the Pennsylvania Insurance Department in 2003. American Exchange, Constitution, Marquette and Union Bankers had negative earned surplus at December 31, 2002 and would not be able to pay dividends in 2003 without special approval.

      American Pioneer and Peninsular are Florida insurance companies. Florida State insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when: a) the dividend is paid from that portion of the accumulated and available surplus of the Company as is derived from the net operating profits of its business and its net realized capital gains; b) the dividend is no more than the greater of (i) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains; or (ii) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; c) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and d) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer and Peninsular had negative unassigned surplus and would not be able to pay dividends in 2003 without special approval.

      Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. Accordingly, we anticipate that Penncorp Life (Canada) will be able to pay dividends of up to $6.6 million to Universal American in 2003.

      Dividends Paid

      During the year ended December 31, 2002, Pennsylvania Life paid ordinary dividends to American Exchange totaling $3.0 million. Penncorp Life (Canada) paid dividends to Universal American totaling $5.9 million during 2002. CHCS Services, Inc. also paid dividends to Universal American totaling $9.1 million in 2002.

      During the year ended December 31, 2001, Union Bankers paid an ordinary dividend to American Exchange of $1.7 million. Union Bankers also distributed its investment in the common stock of Marquette to American Exchange in the form of an extraordinary dividend. Additionally, Peninsular paid an extraordinary dividend of $1.9 million to American Pioneer in 2001. CHCS Services, Inc. also paid dividends to Universal American totaling $9.3 million in 2001.

      During the year ended December 31, 2000, Pennsylvania Life and Union Bankers paid ordinary dividends to American Exchange of $2.9 million and $2.0 million, respectively. Additionally, Peninsular Life paid an extraordinary dividend of $1.5 million to Universal American in 2000.

      Risk-Based Capital Requirements

      The NAIC's risk-based capital requirements for insurance companies adopted by state regulators take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. Our Canadian domiciled subsidiary, Penncorp Life, is subject to minimum continuing capital and surplus requirements, which Canadian regulators use to assess financial strength and to determine when regulatory intervention is needed. As of December 31, 2002 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level and Penncorp Life maintained minimum continuing capital and surplus requirement ratios in excess of minimum requirements. However, should our insurance company subsidiaries' risk-based capital position decline in the future, their continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected might be affected.

      Guaranty Association Assessments

      Our insurance company subsidiaries can be required, under solvency or guaranty laws of most jurisdictions in which they do business, to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. Our insurance company subsidiaries have not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

      Health Care Reform

      From time to time, numerous proposals have been considered, and in some cases enacted, in Congress and the state legislatures to reform aspects of the health care financing system.

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a significant federal health care financing reform, restricted the ability of insurers to utilize medical underwriting and pre-existing condition provisions in health insurance policies issued to persons who were previously insured under qualifying policies. These changes affect only a small part of the coverages we write, but may have an adverse effect on them. HIPAA also mandates the adoption of standards for the exchange of electronic health information and contains privacy requirements that will govern the handling, use and security of protected customer information, which will become effective in stages in 2002 through 2003. We have implemented some of the changes in our business procedures needed to comply with these requirements, and are in the process of implementing others. We have met the requirements effective in 2002 and anticipate that we will meet the requirements which become effective in 2003.

      On the state level in 2000, the NAIC amended its Model Long Term Care Insurance Regulation to include provisions intended to assure that rates on long term care insurance policies, under which the insurer reserves the right to increase premiums, are initially set high enough to make such increases unlikely. This amendment has thus far been adopted only in a number of some states where we sell, or intend to sell, such policies, and may become more widely adopted. Where it is adopted, these rules could increase the cost of policies sold by us and by our competitors. We have not determined the impact this model regulation could have on our long term care insurance business.

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

      Proposals for further federal reforms have included, among other things, restricting coverage of deductible and co-payments on Medicare supplement policies, expansion of Medicare to provide prescription drug benefits, provide coverage to persons under age 65 and employer-based insurance systems, subsidizing premiums for lower income people and programs, regulating policy availability, affordability of public and private programs standardization of major medical or long term care coverages, imposing mandated or target loss ratios or rate regulation, and requiring the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandating utilization review or other managed care concepts to determine what benefits would be paid by insurers.

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

      Other potential changes in insurance and tax laws and regulations could also have a material adverse effect on the operations of insurance companies. Examples of potential regulatory developments that could have a material adverse effect on the operation of the insurance industry include, but are not limited to, the potential repeal of the McCarran-Ferguson Act, which exempts insurance companies from a variety of Federal regulatory requirements. In addition, the administration of insurance regulations is typically vested in state agencies that have broad powers and are concerned primarily with the protection of policyholders.

EMPLOYEES

      As of March 3, 2003, we employed approximately 900 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

AVAILABLE INFORMATION

      Universal American files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Universal American, that file electronically with the SEC. The public can obtain any documents that Universal American files with the SEC at http://www.sec.gov.

      Universal American also makes available free of charge on or through its Internet website (http://UAFC.com). Universal American's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Universal American electronically files such material with, or furnishes it to, the SEC.

      Shareholders may receive, without charge, a copy of the documents filed with the Securities and Exchange Commission as exhibits to this report by submitting a written request to Universal American Financial Corp., Director, Shareholder Relations, Six International Drive, Rye Brook, NY 10573-1068, by calling 914-934-5200, or by completing and submitting the information request form in the Request Info page of our website.

ITEM 2 - PROPERTIES

      The executive offices of the Company are in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Orlando, Florida. Our Canadian operations are located in Mississauga, Ontario, Canada. Our Administrative Services operations occupy office space in Pensacola and Weston Florida. The Company leases all of the approximately 175,000 square feet of office space that it occupies, Management considers its office facilities suitable and adequate for the current level of operations.

      In addition to the above, Pennsylvania Life is the named lessee on approximately 40 properties occupied by Career Agents for use as field offices. Rent for these field offices is reimbursed by the agents.

ITEM 3 - LEGAL PROCEEDINGS

      The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company.

      A lawsuit has been commenced against Universal American, its subsidiary American Progressive Life & Health Insurance Company, and Richard Barasch, by Marvin Barasch, the former Chairman of American Progressive. The suit primarily arises out of Marvin Barasch's employment with American Progressive and includes unrelated personal claims against Richard Barasch. The Company and Richard Barasch believe that the allegations are totally without merit and that the likelihood of material recovery by the plaintiff is remote.

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

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF PUBLICLY TRADED SECURITIES

      Our common stock is quoted on the Nasdaq National Market under the symbol UHCO. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

                                                                  Common Stock
                                                               --------------------
                                                                High           Low
                                                               ------        ------
            2001

            First Quarter                                      $5.563        $3.438
            Second Quarter                                      7.000         4.625
            Third Quarter                                       6.310         4.510
            Fourth Quarter                                      7.650         5.270

            2002

            First Quarter                                      $ 6.99        $ 5.61
            Second Quarter                                       7.89          6.24
            Third Quarter                                        7.10          4.90
            Fourth Quarter                                       7.27          3.84

            2003

            First Quarter (through March 3)                    $ 5.95        $ 5.20

      As of March 3, 2003, there were approximately 1,774 holders of record of our common stock. On March 3, 2003, the closing bid and ask sales prices for our common stock were $5.73 and $5.77.

DIVIDENDS

      We have neither declared nor paid dividends on our common stock and we are currently prohibited from paying dividends to stockholders under our current credit agreement. There are also various legal limitations governing the extent to which the Company's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to Universal American Financial Corp. Any future decision to pay dividends will be made by our board of directors in light of conditions then existing, including our results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, our ability to pay cash dividends, if and when we should wish to do so, may depend on the ability of our subsidiaries to pay dividends to our holding company and on compliance with the covenants in our credit facility. See "Regulation - Dividend Restrictions".

EQUITY COMPENSATION PLANS

Information regarding our equity compensation plans is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                       As of or for the year ended December 31,
                                                         -------------------------------------------------------------------------
                                                            2002            2001          2000 (3)        1999 (2)         1998
                                                         ---------       ---------       ---------       ---------       ---------
                                                                               (in thousands, except per share data)
INCOME STATEMENT DATA:
   Direct premium and policyholder fees                  $ 586,686       $ 513,575       $ 451,323       $ 252,553       $ 131,044
   Reinsurance premium assumed                               5,075           2,549           3,055           1,751             998
   Reinsurance premium ceded                              (325,184)       (286,918)       (234,625)       (138,827)        (89,546)
                                                         ---------       ---------       ---------       ---------       ---------

   Net premium and other policyholder fees                 266,577         229,206         219,753         115,477          42,496
   Net investment income                                    57,716          57,812          56,945          29,313          10,721
   Realized gains (losses)                                  (5,083)          3,078             146            (241)            256
   Fee and other income                                     12,313          10,847           7,247           3,587           2,616
                                                         ---------       ---------       ---------       ---------       ---------

   Total revenues                                          331,523         300,943         284,091         148,136          56,089
   Total benefits, claims and other deductions             287,493         257,580         251,025         132,080          52,157
                                                         ---------       ---------       ---------       ---------       ---------
   Income before taxes                                      44,030          43,363          33,066          16,056           3,932

   Net income after taxes                                   30,127          28,925          22,885           9,813           2,608
   Net income applicable to common
     shareholders (1)                                       30,127          28,925          22,885           9,633           2,174


PER SHARE DATA:
   Net income applicable to common shareholders
     Basic                                               $    0.57       $    0.58       $    0.49       $    0.42       $    0.29
     Diluted                                             $    0.56       $    0.57       $    0.49       $    0.34       $    0.20

     Book value per share                                $    5.42       $    4.38       $    3.72       $    2.92       $    3.18

NON-GAAP FINANCIAL DATA:
Net income applicable to common shareholders(1)          $  30,127       $  28,925       $  22,885       $   9,633       $   2,174
Adjustments to net operating income(5);
   Realized (gains) losses, net of tax(4)                    3,304          (2,001)            (95)            157            (166)
                                                         ---------       ---------       ---------       ---------       ---------

Net operating income(5)                                  $  33,431       $  26,924       $  22,790       $   9,790       $   2,000

PER SHARE DATA:
Net operating income(5):
     Basic                                               $    0.63       $    0.54       $    0.49       $    0.42       $    0.27
     Diluted                                             $    0.62       $    0.53       $    0.48       $    0.35       $    0.19

Diluted book value per share(6)                          $    4.77       $    4.21       $    3.58       $    3.06       $    2.52

Tangible book value per share(7)                         $    4.57       $    4.00       $    3.33       $    2.94       $    2.11

RATIOS
Operating return on average equity(8)                        13.90%          13.70%          14.70%          11.60%           8.00%
Ratio of acquired intangibles to equity(9)                     3.8%            5.2%            7.2%            4.1%           20.9%
Ratio of deferred policy acquisition costs
   to equity(10)                                              32.1%           28.6%           28.0%           26.1%           85.8%
Debt to total capital ratio(11)                              19.50%          21.40%          28.60%          33.20%          14.70%

                                                                                        As of December 31,
                                                        ----------------------------------------------------------------------------
                                                           2002             2001             2000             1999            1998
                                                        ----------       ----------       ----------       ----------       --------
BALANCE SHEET DATA:                                                         (In thousands, except for per share data)
Total cash and investments                              $  999,902       $  879,223       $  824,930       $  812,297       $164,674
Total assets                                             1,401,668        1,270,216        1,189,864        1,153,421        283,302
Policyholder related liabilities                           993,686          914,073          884,011          877,347        228,958
Outstanding bank debt                                       50,775           61,475           69,650           70,000          4,750
Trust preferred securities                                  15,000               --               --               --             --
Series B Preferred Stock                                        --               --               --               --          4,000
Series C Preferred Stock                                        --               --               --               --          5,168
Series D Preferred Stock                                        --               --               --               --          2,250
Total stockholders' equity                                 286,769          230,770          173,949          133,965         28,318

NON-GAAP FINANCIAL DATA:
Total stockholders' equity excluding
   accumulated other comprehensive
   income (12)                                          $  256,881       $  225,167       $  169,074       $  140,852       $ 27,460

DATA REPORTED TO REGULATORS (13):
Statutory capital and surplus                           $  129,679       $  123,285       $  101,367       $  105,281       $ 21,076
Asset valuation reserve                                        858            3,985            5,384            5,585          1,205
                                                        ----------       ----------       ----------       ----------       --------
Adjusted capital and surplus                            $  130,537       $  127,270       $  106,751       $  110,866       $ 22,281
                                                        ==========       ==========       ==========       ==========       ========

----------
 (1) After provision for Series C Preferred Stock dividends of $180 and $434 for the years ended December 31, 1999 and 1998, respectively.

 (2) Includes the results of the companies acquired in the 1999 Acquisition, since their acquisition on July 30, 1999.

 (3) Includes the results of AIAG since its acquisition on January 6, 2000, and CHCS since its acquisition on August 10, 2000.

 (4) Tax on realized gains and losses is computed based on a 35% effective rate for all periods.

 (5) Represents net income applicable to common shareholders, excluding realized gains, net of tax. Management believes that realized gains and losses are not indicative of overall operating trends.

 (6) Diluted book value per share represents total stockholders' equity, excluding accumulated other comprehensive income, plus assumed proceeds from the exercise of vested options, divided by the total shares outstanding plus the shares assumed issued from the exercise of vested options.

 (7) Tangible book value per share represents total stockholders' equity, excluding accumulated other comprehensive income, goodwill and present value of future profits, plus assumed proceeds from the exercise of vested options, divided by the total shares outstanding plus the shares assumed issued from the exercise of vested options.

 (8) Operating return on average equity represents net operating income divided by the average of the beginning and the end of year total stockholders' equity, excluding accumulated other comprehensive income.

 (9) The ratio of acquired intangible assets to equity represents the sum of goodwill and present value of future profits divided by shareholders' equity.

(10) The ratio of deferred policy acquisition costs to equity represents deferred policy acquisition costs divided by shareholders' equity.

(11) The debt to total capital ratio is calculated as the ratio of the total outstanding bank debt plus trust preferred securities to the sum of total shareholders' equity, excluding accumulated other comprehensive income, plus total outstanding bank debt plus trust preferred securities.

(12) Accumulated other comprehensive income includes the after tax net unrealized gain (loss) on available for sale securities and unrealized foreign exchange gain (loss).

(13) Includes capital and surplus of Penncorp Life (Canada) of C$59,724 as of December 31, 2002, C$32,314 as of December 31, 2001, C$30,421 as of
      December 31, 2000 and C$31,531 as of December 31, 1999, as reported to the Office of the Superintendent of Financial Institutions Canada, converted at the related exchange rates of C$0.6377 per U.S. $1.00 as of December 31, 2002, C$0.6261 per U.S. $1.00 as of December 31, 2001, C$0.6671 per
      U.S. $1.00 as of December 31, 2000, and C$0.6900 per U.S. $1.00 as of
      December 31, 1999.

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

      ADMINISTRATIVE SERVICES -- CHCS Services, Inc. acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance products and non-insurance products. The services that we perform include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

      CORPORATE -- This segment reflects the activities of our holding company, including the payment of interest on our debt, certain senior executive compensation, and the expense of being a public company.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments. These intersegment revenue and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency and Senior Market Brokerage segments and interest on notes issued by the Corporate segment to the other operating segments.

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

      Deferred policy acquisition costs

      The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance, underwriting and related departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", for interest sensitive life and annuity products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", for non-interest sensitive life and all accident & health products.

      The determination of gross profits is an inherently uncertain process, and relies on assumptions including the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business will vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

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

      We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. Impairments of securities generally are recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. Generally, we consider a decline in fair value to be other-than-temporary when the fair value of an individual security is below amortized cost for an extended period and we do not believe that recovery in fair value is probable. Impairment losses for certain mortgage and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

      Deferred taxes

      We use the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

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

ACQUISITIONS, DIVESTITURES AND FINANCING ACTIVITY

      Pending Acquisition

      In December 2002, Pennsylvania Life entered into a definitive contract to acquire Pyramid Life Insurance Company ("Pyramid Life") from Ceres Group, Inc. for $56 million in cash. This transaction is subject to regulatory approvals and other customary conditions and is scheduled to close by the end of the first quarter of 2003.

      Pyramid Life specializes in providing health and life insurance products to the senior market. These products include Medicare supplement, long term care, life insurance, and annuities. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 career agents operating out of 29 Senior Solutions Sales Centers. As of the end of 2002, Pyramid Life had approximately $110 million of premium in force and in excess of $114 million of assets.

      During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the rapidly expanding senior market. Following a transition period, we plan to take advantage of our cost-effective and efficient service center to administer the business; however, we will preserve the marketing identity and quality service that has defined Pyramid Life.

      Trust Preferred Transaction

      In December 2002, the Company issued $15.0 million of floating rate trust preferred securities through a subsidiary trust. These securities are due in 2032 and are not callable for the first five years. The floating rate is equal to the three-month LIBOR plus 4.0%, currently 5.4%. Approximately $6.0 million of the proceeds were used to augment the capital of our insurance subsidiaries and the balance of approximately $9.0 million was retained at the parent company in anticipation of funding the acquisition of Pyramid Life. In March 2003, a second subsidiary trust of the Company issued $10.0 million of floating rate trust preferred securities under terms similar to the above securities at a rate of 5.29%. The proceeds will be used to pay down a portion of the term loan and for general corporate purposes.

      Acquisition of Block of Business

      In November 2002 we entered into an agreement with Nationwide Life Insurance Company ("Nationwide") to acquire, through a 100% quota share reinsurance agreement, Nationwide's individual Medicare supplement policies representing approximately $20.0 million of annualized premium in force. In connection with this transaction, administration of the business was transferred to CHCS Services, Inc.

      Equity Offering

      In the third quarter of 2001, we completed a secondary equity offering in which we sold 5.7 million shares of our common stock with proceeds to the Company of $26.0 million, net of expenses. In addition, 2.2 million shares were sold by some of our shareholders as part of the offering. The primary reason for the offering was to enhance the capital of our insurance subsidiaries to support our growth and to improve our risk based capital ratios. Out of the proceeds of the offering, $9.3 million was contributed to the capital and surplus of our insurance subsidiaries, $5.5 million was used to reduce intercompany obligations and the balance was held for general corporate purposes.

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

      In January 2000, we acquired CHCS Services, Inc., formerly American Insurance Administration Group, Inc., a privately-held third party administrator located in Clearwater, Florida. American Insurance Administration Group is a third party administrator of senior health insurance. This acquisition strengthened our expertise and capacity to administer senior market products.

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

      Cancellation of Major Medical Insurance

      In the fourth quarter of 2000, we decided to exit our under-performing individual major medical business to the extent possible. Of the $31.3 million of individual major medical premium that was in force on December 31, 2000, approximately $1.6 million remained in force on December 31, 2002, which we are not able to cancel.

HEALTH MAINTENANCE ORGANIZATION ("HMO'S") DIS-ENROLLMENT

      Beginning in 1998, many HMO's realized that their Medicare programs were unprofitable and, therefore, decided to terminate these programs. As a result, millions of seniors were involuntarily dis-enrolled from these programs. This development contributed to our increased new sales of Medicare supplement products in 2001 and 2000. Under applicable legislation, such dis-enrollees had the right to acquire Medicare supplement insurance without medical underwriting or pre-existing condition limitations. As we expected, during 2002 new sales of our Medicare products have slowed since the HMO's are not dis-enrolling members as much as they were in prior years. To offset this impact, we have continued to expand geographically, and we have stepped up recruiting effort to augment our production. Additionally, we have increased our retention on new Medicare supplement business. As a result, we believe that we will continue to grow our net premiums.

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

      The following table reflects each of our segment's operating income contribution and contains a reconciliation to net income for these items.

                                                                                               For the year ended December 31,
                                                                                       2002               2001               2000
                                                                                     --------           --------           --------
Operating Income:
  Career Agency                                                                      $ 33,470           $ 28,427           $ 28,814
  Senior Market Brokerage                                                              14,904             13,716             10,281
  Administrative Services                                                               7,632              6,625              3,844
                                                                                     --------           --------           --------
    Segment operating income                                                           56,006             48,768             42,939

Corporate & Eliminations                                                               (6,893)            (8,483)           (10,019)
                                                                                     --------           --------           --------

Operating income before realized gains and income taxes (1)                            49,113             40,285             32,920

Income taxes (2)                                                                      (17,286)           (14,098)           (11,473)
Benefit of release of tax valuation allowance                                           1,604                737              1,343
                                                                                     --------           --------           --------
     Total income taxes on operating items                                            (15,682)           (13,361)           (10,130)
                                                                                     --------           --------           --------

Net operating Income (1)                                                               33,431             26,924             22,790

Realized gains (losses), net of tax (3)                                                (3,304)             2,001                 95
                                                                                     --------           --------           --------

Net income                                                                           $ 30,127           $ 28,925           $ 22,885
                                                                                     ========           ========           ========

Per share data (diluted):
  Net operating income (1)                                                           $   0.62           $   0.53           $   0.48
  Realized gains (losses), net of tax                                                   (0.06)              0.04               0.01
                                                                                     --------           --------           --------
Net income                                                                           $   0.56           $   0.57           $   0.49
                                                                                     ========           ========           ========

      (1) We evaluate the results of operations of our segments based on operating income by segment. Operating income excludes realized gains and losses. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. Management believes that realized gains and losses are not indicative of overall operating trends. The schedule above reconciles our operating income to net income in accordance with generally accepted accounting principles.

      (2) The effective tax rates were 35.2% for the year ended December 31, 2002, 35.0% for 2001 and 34.8% for 2000.

      (3) Tax on realized capital gains (losses) is based on a 35.0% effective tax rate for all periods.

YEARS ENDED DECEMBER 31, 2002 AND 2001

      Net income increased by $1.2 million to $30.1 million ($0.56 per share) in 2002, compared to $28.9 million ($0.57 per share) in 2001. The decease in the per share amounts results from to the 7.5% increase in the weighted shares outstanding in 2002 as a result of the equity offering in July, 2001.

      Our overall effective tax rate was 31.6% for 2002 as compared to 33.2% in 2001. As a result of the increased profitability of our Career Agency and Senior Market Brokerage segments, valuation allowances on certain of the tax loss carryforwards were no longer considered necessary during both 2002 and 2001. The amount of the valuation allowance released through deferred income tax expense during 2002 was $1.6 million, or $0.03 per share, compared to $0.7 million, or $0.01, per share during 2001. Excluding the release of the tax valuation allowance, the effective tax rate on operating income was 35.2% in 2002, compared to 35.0% in 2001.

      We incurred realized losses, net of tax, of $3.3 million or $.06 per share in 2002, largely as the result of the loss on our WorldCom bonds. This compares to the net realized gain of $2.0 million or $.04 per diluted share in 2001.

      Net operating income for 2002, excluding realized gains (losses) and excluding the benefit of the release of a portion of the reserve held against the Company's deferred tax asset, was $31.8 million or $0.59 per share. This is comparable to $26.2 million or $0.52 per share in 2001, representing increases of 21.4% and 13.5%, respectively.

      Pre-tax operating income from our Career Agency segment increased by $5.0 million or 18%, compared to 2001. This reflects an increase in new sales and improved loss ratios for our disability business.

      Our senior market brokerage segment improved results by more than 9%, increasing pre-tax operating income by $1.2 million. This improvement is primarily the result of improved loss ratios for our Medicare supplement/select business. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling in 2000.

      Pre-tax operating income from our administrative services segment improved by $1.0 million or 15% in 2002 compared to 2001. The increase is due primarily to the growth in the Medicare supplement business being serviced by our administrative services company.

      The decrease in the pre-tax operating loss from our corporate segment is due primarily to the reduction in interest cost. This reduction was due to a combination of a declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2001.

YEARS ENDED DECEMBER 31, 2001 AND 2000

      Net income increased by $6.0 million to $28.9 million ($0.57 per share) in 2001, compared to $22.9 million ($0.49 per share) in 2000.

      Our overall effective tax rate was 33.2% in 2001 as compared to 30.8% in 2000. As a result of the increased profitability of our operating segments, valuation allowances on certain of the tax loss carryforwards were no longer considered necessary during both 2001 and 2000. The amount of the valuation allowance released through deferred income tax expense during 2001 was $0.7 million, or $0.01 per share, compared to $1.3 million, or $0.03, per share during 2000. Excluding the release of the tax valuation allowance, the effective tax rate on operating income was 35.0% in 2001, compared to 34.8% in 2000.

      Net operating income for 2001, excluding realized gains (losses) and excluding the benefit of the release of a portion of the reserve held against the Company's deferred tax asset, was $26.2 million or $0.52 per share. This is comparable to $21.5 million or $0.46 per share in 2000.

      Pre-tax operating income from our Career Agency segment decreased by $0.4 million or 1%, compared to 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. operations, offset by a reduction in general expenses.

      Our senior market brokerage segment improved results by more than 33%, increasing pre-tax operating income by $3.4 million. In the fourth quarter of 2000, we wrote off $1.4 million of deferred acquisition costs as a result of our decision to exit the major medical line of business. Adjusted for this item, pre-tax operating income for the segment increased by $2.0 million. This improvement is the result of continued internally generated growth of business in this segment, primarily in the Medicare supplement line.

      Pre-tax operating income from our administrative services segment improved by $2.8 million or 72% in 2001 compared to 2000. The increase is due primarily to the growth in the Medicare supplement business being serviced by our administrative services company.

      The decrease in the pre-tax operating loss from our corporate segment is due primarily to the reduction in interest cost. This reduction was due to a combination of a declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2000.

SEGMENT RESULTS - CAREER AGENCY

                                                                            For the year ended December 31,
                                                                           2002           2001          2000
                                                                        ---------      ---------     ---------
                                                                                    (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                      $  14,900      $  14,116     $  17,258
  Accident & health                                                       110,450        112,028       112,100
                                                                        ---------      ---------     ---------
  Net premiums                                                            125,350        126,144       129,358
Net investment income                                                      33,537         32,768        31,714
Other income                                                                  328          1,383           647
                                                                        ---------      ---------     ---------
  Total revenue                                                           159,215        160,295       161,719
                                                                        ---------      ---------     ---------

Policyholder benefits                                                      75,519         83,947        81,432
Interest credited to policyholders                                          2,910          1,981         1,657
Change in deferred acquisition costs                                      (15,308)       (12,178)      (12,476)
Amortization of present value of future profits and goodwill                   --              7            28
Commissions and general expenses, net of allowances                        62,624         58,111        62,264
                                                                        ---------      ---------     ---------
  Total benefits, claims and other deductions                             125,745        131,868       132,905
                                                                        ---------      ---------     ---------

  Segment operating income                                              $  33,470      $  28,427     $  28,814
                                                                        =========      =========     =========

YEARS ENDED DECEMBER 31, 2002 AND 2001

      Pre-tax operating income from our Career Agency segment increased by $5.0 million or 18%, compared to 2001. This reflects an increase in new sales and improved loss ratios for our disability business.

      REVENUES. Net premiums for 2002 fell by approximately 0.6% compared to 2001. Canadian operations accounted for approximately 39% of the net premiums for the segment in 2002, compared to 37% in 2001. New sales during 2002 increased by 10% over 2001. This increase was driven by a 9% increase in sales in the U.S. and a 12% increase in sales in Canada. The increase in production in the U.S. came from sales of our senior market products, such as Medicare supplement, long term care and senior life, which accounted for 49% of the new sales in the U.S. The Career agents also sold $33.0 million of fixed annuities during 2002, compared to $8.4 million in 2001, that are not reported as premiums for GAAP.

      Net investment income increased by approximately 2% over 2001. The increase is due to an increase in the segment's invested assets, offset by a decrease in the overall yield. Other income decreased by $1.1 million, due primarily to a decrease in the sale of non-insurance products.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, decreased by approximately 10% compared to 2001. Overall loss ratios for the segment improved from 67% in 2001 to 60% in 2002, primarily in our disability line as a result of active rate and claims management. Interest credited increased by $1.0 million, consistent with the increase in fixed annuities.

      The increase in deferred acquisition costs was approximately $3.1 million more in 2002 than the increase in 2001. This is directly related to the increase in the new business, including annuities, generated by the segment during 2002.

      Commissions and general expenses increased by approximately $4.5 million, or 8%, in 2002 compared to 2001. This relates primarily to the increase in new business, including annuities.

YEARS ENDED DECEMBER 31, 2001 AND 2000

      Pre-tax operating income from our Career Agency segment decreased by $0.4 million or 1%, compared to 2000. This decrease was due primarily to a reduction in the underwriting profit of the U.S. operations, offset by a reduction in general expenses.

      REVENUES. Net premiums for 2001 fell by approximately 2.5% compared to 2000. In the U.S. the decrease is due to a greater amount of annuities, which are not reported as premiums for GAAP purposes. The decrease in Canadian net premium is due to the run-off of the older block of Canadian business. Canadian operations accounted for approximately 37% of the net premiums for the segment in both 2001 and 2000.

      Net investment income increased by approximately 3% over 2000. The increase is due to an increase in the segment's invested assets, offset by a decrease in the overall yield.

      Other income increased by approximately $0.7 million in 2001 compared to 2000. This increase is due primarily to fees associated with the sale by Career Agents of a recently introduced non-insurance product designed to provide access to nursing home and home healthcare services. This increase in other income is largely offset by an increase in commissions related to this non-insurance product.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately 3% compared to 2000. This was due to higher overall loss ratios, primarily in the accident & health lines of business, for the segment in 2001 compared to 2000 on lower premium, as noted above.

      The increase in deferred acquisition costs was approximately $0.3 million less in 2001, compared to the increase in 2000. This reflects a decrease in the underwriting and issue costs and a higher level of amortization as the post acquisition block of business increases.

      Commissions and general expenses decreased by approximately $4.2 million, or 7%, in 2001 compared to 2000. This decrease is primarily due to the consolidation of the operations from the Raleigh location into the existing operations in Toronto, Canada and Pensacola, Florida.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                                  For the year ended December 31,
                                                                          2002               2001               2000
                                                                       ---------          ---------          ---------
                                                                                        (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                                     $  16,169          $  16,491          $  16,442
  Accident & health                                                      125,058             86,571             73,953
                                                                       ---------          ---------          ---------
  Net premiums                                                           141,227            103,062             90,395
Net investment income                                                     23,946             25,174             26,095
Other income                                                                 325                205                335
                                                                       ---------          ---------          ---------
  Total revenue                                                          165,498            128,441            116,825
                                                                       ---------          ---------          ---------

Policyholder benefits                                                    105,887             81,072             72,487
Interest credited to policyholders                                         8,053              8,288              8,473
Change in deferred acquisition costs                                     (12,575)            (7,038)            (3,449)
Amortization of present value of future profits and goodwill                 128                424                413
Commissions and general expenses, net of allowances                       49,101             31,979             28,620
                                                                       ---------          ---------          ---------
  Total benefits, claims and other deductions                            150,594            114,725            106,544
                                                                       ---------          ---------          ---------

  Segment operating income                                             $  14,904          $  13,716          $  10,281
                                                                       =========          =========          =========

      The table below details the gross premiums and policyholder fees collected for the major product lines in the Senior Market brokerage segment and the corresponding average amount of net premium retained after reinsurance. Our insurance subsidiaries reinsure our senior market brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare supplement/select written premium in force as of December 31, 2002, is reinsured under quota share reinsurance agreements ranging between 50% and 90% based upon the geographic distribution. During the first quarter of 2002, we increased our retention on certain new business written from 25% to 50%. We are considering a further increase in our retention on new business further by the end 2003. We have also acquired various blocks of Medicare supplement premium, which are reinsured under quota share reinsurance agreements ranging from 75% to 100%.

                                                                   2002                   2001                      2000
                                                                   ----                   ----                      ----
                                                            Gross       Net         Gross        Net          Gross        Net
                                                          Premiums   Retained     Premiums    Retained      Premiums   Retained
                                                          --------   --------     --------    --------      --------   --------
                                                                                      (in thousands)
      Medicare supplement acquired                        $151,073       11%       $149,287        7%       $145,972        8%
      Medicare supplement/select written                   248,618       35%        161,121       31%         82,013       31%
      Other senior supplemental health                      24,949       60%         22,553       61%         20,701       56%
      Other health                                          13,111       45%         29,526       47%         46,917       54%
      Senior life insurance                                  8,227       58%          8,328       69%          6,625       50%
      Other life                                            14,716       79%         14,700       73%         17,677       72%
                                                          --------                 --------                 --------

      Total gross premiums                                $460,694       31%       $385,515       27%       $319,905       29%
                                                          ========                 ========                 ========

YEAR ENDED DECEMBER 31, 2002 AND 2001

      Our senior market brokerage segment improved results by more than 9%, increasing pre-tax operating income by $1.2 million. This improvement is primarily the result of improved loss ratios for our Medicare supplement/select business. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling in 2000.

      REVENUES. New production of our Senior Market products amounted to $98.2 million in 2002. This represents a 10% decrease compared to $109.5 million in 2001. As we anticipated, new sales of our Medicare products have slowed since Health Maintenance Organizations ("HMOs") are not dis-enrolling members as much as in prior years. We have continued to expand geographically and have increased our recruiting efforts to further augment our production. Additionally, $17.6 million of fixed annuities were sold during 2002, compared to $7.1 million in 2001, that are not reported as premiums for GAAP.

      Gross premium increased $75.2 million, or 20%, over 2001 despite the slow down in new production. The increase in gross premium includes a $87.5 million, or 54%, increase on Medicare supplement/select business written as a result of continued new sales. In addition, premiums increased due to normal rate increases implemented by the Company and better than assumed persistency. Other senior supplemental health premium, which includes long term care, nursing home and home health care increased 11%, or $2.4 million. These increases were partially offset by a decrease of $16.4 million, or 56%, in other health premium, primarily as a result of our decision to exit the major medical line of business.

      In November 2002, we entered into an agreement with Nationwide Life Insurance Company to reinsure a block of its Medicare supplement business with annualized premium in force of approximately $20.0 million. This added approximately $3.5 million of premium to the Medicare supplement acquired line.

      Net premiums for 2002 increased to $141.2 million, an increase of 37% compared to 2001. Net premiums grew more than gross premium as a result of our decision to reinsure less premium and retain more risk. The net amount of premium retained increased from 27% in 2001 to 31% in 2002 due to the increase in retention on new Medicare supplement/select premiums written from 25% to 50%, effective January 2002.

      Net investment income decreased by 5% compared to 2002, primarily as a result of a decline in investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $24.8 million, or 31%, compared to 2001. The increase is due primarily to higher annualized premium in force in our Medicare supplement lines, even though our loss ratio for this line improved. Additionally, we experienced an increase in claims in a block of home health care business that we stopped selling in 2000. We believe that we are taking the necessary steps, particularly as to rate management, so that we can eliminate the negative drag of this block as soon as possible. We implemented a 30% rate increase on this block during 2002 and we will file for additional rate increases in 2003 so that we can continue to mitigate the effect of this block on the earnings of the segment. We have not experienced a similar increase in claims in any of the long term care blocks that we are currently marketing.

      The increase in deferred acquisition costs was approximately $5.5 million more in 2002, than in 2001. The increase in deferred acquisition costs relates primarily to our higher retention on new business.

      Commissions and other operating expenses increased by approximately $17.1 million, or 54%, in 2002 compared to 2001. The following table details the components of commission and other operating expenses:

                                                                2002           2001
                                                              --------      --------
      Commissions                                             $ 80,816      $ 66,956

      Other operating costs                                     60,455        50,354

      Reinsurance allowances                                   (92,170)      (85,331)
                                                              --------      --------

      Commissions and general expenses, net of allowances     $ 49,101      $ 31,979
                                                              ========      ========

      The ratio of commissions to gross premiums increased to 17.5% in 2002 from 17.4% in 2001. Other operating costs as a percentage of gross premiums was 13.1% in 2002, consistent with 2001. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 28.9% in 2002 from 30.2% in 2001, primarily due to the reduction in new business ceded as a result of our decision to increase our retention on new business.

YEAR ENDED DECEMBER 31, 2001 AND 2000

      Our senior market brokerage segment improved results by more than 33%, increasing pre-tax operating income by $3.4 million. In the fourth quarter of 2000, we wrote off $1.4 million of deferred acquisition costs related to our decision to exit the major medical line of business. Adjusted for this item, pre-tax operating income for the segment increased by $2.0 million. This improvement is the result of continued internally generated growth of business in this segment, primarily in the Medicare supplement line.

      REVENUES. New production of our Senior Market products amounted to $109.5 million in 2001. This represents a 29% increase over the $84.9 million in 2000 and reflects a benefit from new sales of our Medicare products as a result of the dis-enrollment of members from HMO's. We have continued to expand geographically and have increased our recruiting efforts to further augment our production. Additionally, $7.1 million of fixed annuities were sold during 2001, compared to $5.2 million in 2000.

      Gross premium increased $65.6 million, or 21%, over 2000. The increase in gross premium includes a $79.1 million, or 96%, increase on Medicare supplement/select business written by the Insurance Subsidiaries as a result of continued new sales. In addition, premiums increased due to normal rate increases implemented by the Company and better than assumed persistency. Medicare supplement acquired increased by $3.3 million, or 2%. Other senior supplemental health premium, which includes long term care, nursing home and home health care increased 9%, or $1.9 million. These increases were partially offset by a decrease of $17.4 million, or 37%, in other health premium, primarily as a result of our decision to exit the major medical line of business.

      Net premiums for 2001 increased by $12.7 million, or 14%, compared to 2000. On a percentage basis, net premiums grew less than gross premium as a result of our decision to exit the major medical business, which is 100% retained. The decrease in the retained percentage from 29% to 27% was due primarily to the reduction in major medical premium.

      Net investment income decreased by 4% compared to 2002, primarily as a result of a decline in invested assets and decreasing investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $8.6 million, or 12%, compared to 2000. The increase is due primarily to higher annualized premium in force in our Medicare supplement lines, even though our loss ratio for this line improved.

      The increase in deferred acquisition costs was approximately $3.6 million more in 2001, than in 2000. This is net of the amortization of approximately $1.4 million of deferred acquisition costs relating to our decision to exit the major medical line of business. The increase in deferred acquisition costs relates primarily to the increase in new sales.

      Commissions and other operating expenses increased by approximately $3.4 million, or 12%, in 2001 compared to 2000. The following table details the components of commission and other operating expenses:

                                                                2001          2000
                                                              --------      --------
      Commissions                                             $ 66,956      $ 51,524

      Other operating costs                                     50,354        44,986

      Reinsurance allowances                                   (85,331)      (67,890)
                                                              --------      --------

      Commissions and general expenses, net of allowances     $ 31,979      $ 28,620
                                                              ========      ========

      The ratio of commissions to gross premiums increased to 17.4% in 2001 from 16.1% in 2000 as a result of the increase in new business sold. Other operating costs as a percentage of gross premiums decreased to 13.1% in 2001 from 14.1% in 2000. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded were relatively flat at 30.2% in 2001 compared to 29.6% in 2000.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                                     For the year ended December 31,
                                                                       2002       2001         2000
                                                                     -------     -------     -------
                                                                             (in thousands)
Service fee and other income                                         $42,748     $32,831     $24,130
Net investment income                                                    470         322          77
                                                                     -------     -------     -------
  Total revenue                                                       43,218      33,153      24,207
                                                                     -------     -------     -------

Amortization of present value of future profits and goodwill           1,514       2,206       2,920
General expenses                                                      34,072      24,322      17,443
                                                                     -------     -------     -------
  Total expenses                                                      35,586      26,528      20,363
                                                                     -------     -------     -------

Segment operating income                                               7,632       6,625       3,844

Depreciation, amortization and interest                                2,846       3,108       3,379
                                                                     -------     -------     -------
Earnings before interest, taxes, depreciation and amortization(1)    $10,478     $ 9,733     $ 7,223
                                                                     =======     =======     =======

(1) In addition to segment operating income, we also evaluate the results of our Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is not in accordance with generally accepted accounting principles.

      The following table details the service fee revenue earned by our Administrative Service segment:

                                                 2002         2001        2000
                                                 ----         ----        ----
                                                         (in thousands)
Affiliated Revenue
   Medicare supplement                         $19,322      $13,268      $ 8,467
   Long term care                                2,637        1,607          981
   Non-insurance products                        1,089          272           --
   Other health insurance                          125          358          930
   Life insurance                                  376          388          135
                                               -------      -------      -------

   Total Affiliated Revenue                     23,549       15,893       10,513
                                               -------      -------      -------

Unaffiliated Revenue
   Medicare supplement                           8,809        9,564        9,410
   Long term care                                8,544        5,577        2,725
   Other health insurance                          631          554          758
   Non-insurance assistance                      1,215        1,242          724
                                               -------      -------      -------

   Total Unaffiliated Revenue                   19,199       16,937       13,617
                                               -------      -------      -------

Total Administrative Service Revenue           $42,748      $32,830      $24,130
                                               =======      =======      =======

      Included in unaffiliated revenue are fees received from a reinsurer of 100% of certain business of our insurance subsidiaries, which amounted to $6.9 million and $7.8 million in 2002 and 2001. These fees, together with the affiliated revenue, were eliminated in consolidation.

YEARS ENDED DECEMBER 31, 2002 AND 2001

      Operating income for the Administrative Services segment for 2002 improved by more than 15% over 2001, primarily as the result of the increase in Medicare premiums being serviced by our administrative services company and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by approximately 8% to $10.5 million to in 2002.

      Service fee revenue increased by $9.9 million, or 30%, in 2002 as compared to 2001. In 2002, approximately 44% of the total fees earned were from non-affiliated companies compared to 52% in 2001. The relative decrease in the non-affiliated fees is the result of continued growth of business from our Senior Market Brokerage segment. Affiliated fee revenue increased $7.7 million compared to 2001 primarily as the result of the increase in Medicare supplement business in force at our insurance subsidiaries. Unaffiliated fee revenues increased by approximately $2.3 million. This is primarily due to an increase in fees for underwriting of long term care policies for our third party clients, including the underwriting support work we performed for the consortium that is offering long term care to employees of the Federal Government and their families.

      General expenses for the segment increased by $9.8 million, or 40%, compared to 2001. The increase is due primarily to the increase in business and costs incurred to bring new clients on line. Additionally, during the second quarter of 2002, we completed the closing of our Clearwater office and consolidated those functions into our Pensacola operations. The total cost of the transition was approximately $0.3 million, however most of this was offset by efficiencies and cost savings as a result of the transition.

      The amortization of PVFP relates primarily to the acquisition of CHCS Services, Inc., formerly American Insurance Administration Group, Inc. ("AIAG") in 2000. Approximately $7.7 million of PVFP was established when AIAG was acquired in January, 2000. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. During 2002, approximately $1.5 million was amortized compared to $2.1 million in 2001. As of December 31, 2002, $1.3 million, or 17%, of the original amount remains unamortized. It is anticipated that $0.4 million will be amortized in 2003. During 2001 amortization of goodwill was approximately $0.1 million. There was no amortization of goodwill during 2002 as a result of the adoption of SFAS 142.

YEARS ENDED DECEMBER 31, 2001 AND 2000

      Operating income for the Administrative Services segment for 2001 improved by more than 72% over the amount in 2000, primarily as the result of the increase in Medicare premiums being serviced by our administrative services company. EBITDA increased by approximately 35% to $9.7 million in 2001.

      Service fee income increased by $8.7 million, or 36%, in 2001 as compared to 2000. Fees for our administration of Medicare supplemental business increased by $4.6 million, or 46%, in 2001 compared to 2000, primarily as a result of the increase in Medicare business issued by our Senior Market Brokerage segment. Fees for our administration of long term care business increased $4.3 million in 2001 compared to 2000. This increase is due primarily to the inclusion of a full year of operations of CHCS in 2001 compared to only five months in 2000. During 2001 our Administrative Services segment generated 48% of its revenues from the administration of business on behalf of affiliates and 52% from unaffiliated third party clients. During 2000, our Administrative Services segment generated $24.1 million in service fee income with 42% of its revenues from the administration of business on behalf of affiliates and 58% from unaffiliated third party clients.

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

SEGMENT RESULTS - CORPORATE

      The following table presents the primary components comprising the corporate segment's operating loss:

                                                        For the year ended December 31,
                                                        2002         2001         2000
                                                      --------     --------     --------
                                                               (in thousands)
Interest cost of acquisition financing                $  3,095     $  5,152     $  7,097
Amortization of capitalized loan origination fees          539          530          528
Stock-based compensation expense                           641          730          757
Other parent company expenses, net                       2,618        2,071        1,987
Insurance settlement                                        --           --         (350)
                                                      --------     --------     --------

  Segment operating loss                              $  6,893     $  8,483     $ 10,019
                                                      ========     ========     ========

YEARS ENDED DECEMBER 31, 2002 AND 2001

      The decrease in the operating loss from our corporate segment for 2002 was due primarily to the reduction in interest cost. This reduction was due to a combination of the declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2001. During 2002, we repaid $10.7 million of our term loan, resulting in a weighted average balance outstanding of $55.7 million compared to $65.5 million for 2001. Additionally, the weighted average interest rate on our debt decreased to 5.4% in 2002 from 7.8% in 2001. (See "Liquidity and Capital Resources" for additional information regarding our credit facility). The increase in other parent company expenses was due to an increase in legal fees relating to litigation and an increase in the allocation of salaries and related costs for corporate activity relating to merger and acquisition efforts.

YEARS ENDED DECEMBER 31, 2001 AND 2000

      The decrease in the operating loss from our corporate segment in 2001 was due primarily to the reduction in interest cost. This reduction was due to a combination of the declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2000. During 2001, the weighted average balance outstanding decreased by $4.6 million from $70.1 million for 2000. The weighted average interest rate on our debt decreased to 7.8% in 2001 from 10.1% in 2000.

ELIMINATIONS

      The Corporate segment reflects the elimination of revenues and expenses associated with services performed by our Administrative Services segment for our insurance company subsidiaries. These eliminations amounted to $31.2 million for 2002, $23.6 million for 2001 and $18.1 million for 2000. The Corporate segment also reflects the elimination of interest income and expense on debentures issued by our parent holding company to our subsidiaries subsidiary of $1.6 million for 2002, $0.5 million for 2001, $0.7 million for 2000. (See "Affiliated Obligations of the Parent Company" below).

LIQUIDITY AND CAPITAL RESOURCES

      Our capital is used primarily to support the retained risks and growth of our insurance company and administrative service subsidiaries and to support our parent company as an insurance holding company. In addition, we use capital to fund our anticipated growth through acquisitions of other companies or blocks of insurance or administrative service business.

      We require cash at our parent company to meet our obligations under our credit facility and our outstanding debentures held by our subsidiaries, American Progressive and Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). Repayment of the debenture is anticipated to be funded from dividends from Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

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

      Contractual Obligations and Commercial Commitments

      Our current credit facility consists of a term loan and a $10 million revolving loan facility. The loans call for interest at LIBOR for one, two, three or six months plus 350 basis points (4.84% beginning January 31, 2003). Principal payments are due on a quarterly basis over a seven-year period that commenced on July 31, 2000. The final maturity date of the facility is July 31, 2006. We pay a commitment fee of 50 basis points on the unutilized portion of the revolving facility, which is currently $7.0 million. The term loan is secured by a first priority security interest in 100% of the outstanding common stock of American Exchange, American Progressive, and WorldNet Services and 65% of the outstanding common stock of UAFC (Canada) Inc. (the parent of Penncorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. As of December 31, 2002, $47.8 million was outstanding under the term loan and $3.0 million was outstanding under the revolving loan facility. We incurred the revolving indebtedness in connection with our acquisition of CHCS in August 2000. During January 2003, we made a regularly scheduled principal repayment that further reduced the outstanding balance of the term loan to $45.0 million. During 2002, we paid $2.6 million in interest and repaid $10.7 million in principal on the term loan. For 2001, we paid $5.2 million in interest and repaid

$8.2 million in principal on the term loan. For 2000, we paid $7.1 million in interest and repaid $3.4 million in principal on the term loan.

      The following table shows the schedule of remaining principal payments (in thousands) on the Company's outstanding term loan, with the final payment in July 2006:

                 2003           $    8,700
                 2004               12,400
                 2005               13,275
                 2006               10,575
                                ----------
                  Total         $   44,950
                                ==========

      In connection with the pending acquisition of Pyramid Life, we intend to refinance the above term loan. We anticipate that our new credit facility will total $85 million, consisting of a $70 million five year term loan with a $15 million revolver. We intend to use the proceeds from the term loan along with existing cash to repay the existing term loan and finance the acquisition of Pyramid Life. The refinancing, if consummated, would trigger the immediate amortization of the capitalized loan origination fees from the existing term loan resulting in an pre-tax expense of approximately $1.9 million.

      We are obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Rent expense for the three years ended December 2002, 2001 and 2000 was $1.7 million, $1.8 million, and $2.9 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 2002 under non-cancelable operating leases (in thousands) are as follows:

         2003                                $   2,005
         2004                                    1,807
         2005                                    1,279
         2006                                    1,145
         2007 and thereafter                     3,764
                                             ---------
                 Totals                      $  10,000
                                             =========

      In addition to the above, Pennsylvania Life is the named lessee on approximately 40 properties occupied by Career Agents for uses as field offices. Rent for these field offices is reimbursed by the agents. Total annual rent obligation for these field offices is approximately $633,000.

      Trust Preferred Offering

      In December 2002, the Company formed Universal American Statutory Trust I, a Connecticut statutory business trust (the "Trust"), which issued, through a private placement, $15.0 million, thirty year floating rate trust preferred securities (the "Capital Securities"). The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in floating rate junior subordinated deferrable interest debentures of the Company due 2032 (the "Junior Subordinated Debt"). The proceeds were used to support the growth of the Company's insurance subsidiaries and a portion retained at the parent company in anticipation of funding the acquisition of Pyramid Life.

      The Capital Securities represent an undivided beneficial interest in the Trust's assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities generally have no voting rights. The Company owns all of the common securities of the Trust. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from December 4, 2002, the date of issuance, and payable quarterly in arrears commencing March 4, 2003 at a floating rate equal to the three-month LIBOR plus 4.0% (currently 5.4%) of the stated liquidation amount of $1,000 per Capital Security. The floating rate resets quarterly and is limited to a maximum of 12.5% through December 4, 2007. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and are effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt on or after December 4, 2007.

      The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trust's obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trust has funds available to make such payments.

      The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

      In March 2003, a second subsidiary trust of the Company issued $10.0 million of floating rate trust preferred securities under terms similar to the above securities at a rate of 5.29%. The proceeds will be used to pay down a portion of the term loan and for general corporate purposes.

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

      On August 13, 2001, the over-allotment option provided in the underwriting agreement was exercised and, as a result, the Company issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

      The net proceeds to the Company of the total offering, including the over-allotment, was $26.0 million, net of total expenses of $2.6 million.

      Affiliated Obligations of the Parent Company

      In connection with an agreement entered into in 1996 under which American Pioneer became a direct subsidiary of our holding company rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. A portion of the proceeds from our equity offering in July 2001 was used to pay down $5.5 million of the debentures. A scheduled redemption of $0.4 million was made in December 2002, leaving a balance at December 31,

2002 of $2.0 million, which is due in May 2003. Our holding company pays interest on the outstanding debentures quarterly at a rate of 8.50%. During 2002 our parent holding company paid $0.1 million in interest on these debentures to American Progressive, $0.5 million in 2001 and $0.7 million in 2000. The interest on these debentures is eliminated in consolidation.

      In January 2002, our parent company issued a debenture in the amount of $18.5 million to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). Our parent company paid $4.4 million in principal during 2002, reducing the outstanding balance to $14.1 million at December 31, 2002. Principal and interest payments are made quarterly. The debenture is scheduled to be repaid in full by the third quarter of 2005. During 2002, our parent holding company paid $1.5 million in interest on these debentures. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture in 2002 and it is anticipated that they will fund all future payments made on this debenture.

      Administrative Service Company

      Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $10.5 million for the year ended December 31, 2002, $9.7 million for the year ended December 31, 2001 and $7.2 million for the year ended December 31, 2000.

      Insurance Subsidiary - Surplus Note

      Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of December 31, 2002, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary was $60.0 million. The notes pay interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. During 2002, the surplus note was reduced by $10.0 million in the form of a capital contribution to American Exchange by our holding company. No principal payments were made during 2001 or 2000. During 2002, American Exchange paid $3.8 million in interest on the surplus notes to our parent holding company, $5.7 million in 2001 and $7.2 million in 2000.

      During 2002, Pennsylvania Life paid cash dividends amounting to $3.0 million to American Exchange. Universal American contributed the 100% of the common stock of American Pioneer and American Progressive to American Exchange during 2002. American Exchange also received capital contributions from its parent totaling $4.2 million during the year. American Exchange made capital contributions of $3.0 million to American Pioneer and $1.2 million to American Progressive during 2002.

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

      Insurance Subsidiaries

      Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of December 31, 2002, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of December 31, 2002 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $106.5 million.

      The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of December 31, 2002 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

      Penncorp Life (Canada) is subject to Canadian capital requirements and report results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $38.1 million as of December 31, 2002. Penncorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of December 31, 2002.

      Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life (to assist in servicing the surplus note held by American Exchange) without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of the Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year, but such dividends can be paid only out of unassigned surplus. Thus, future earnings of Pennsylvania Life would be available for dividends without prior approval, subject to the restrictions noted above. Based upon the current dividend regulations of Pennsylvania, Pennsylvania Life would be able to pay ordinary dividends of up to $10.6 million to American Exchange (its direct parent) without the prior approval from Pennsylvania Department of Insurance in 2003. Additionally, it is anticipated that Penncorp Life (Canada) would be able to pay ordinary dividends of up to $6.6 million to Universal American in 2003. We do not expect that our remaining regulated insurance subsidiaries will be able to pay ordinary dividends in 2003.

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

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2002 we held reserves that exceeded the underlying cash surrender values of our in force life insurance and annuities by $18.3 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

      The net yields on our cash and invested assets decreased from 6.78% in 2001 to 6.12% in 2002. A significant portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      As of December 31, 2002, our insurance company subsidiaries held cash and cash equivalents totaling $23.5 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $954.5 million. The fair values of these holdings totaled more than $978.0 million as of December 31, 2002.

      Investments

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not invest in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of independent professional insurance investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States and MFC Global Investment Management manages our Canadian fixed maturity portfolio. Our policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. As of December 31, 2002, 99.4% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below by Standard & Poor's (together 0.6% of total fixed maturities as of December 31, 2002). There were no non-income producing fixed maturities for the year ended December 31, 2002. During the year ended December 31, 2002, we recognized other than temporary declines in the value of certain fixed maturity securities of $10.6 million, primarily as a result of the impairment of our WorldCom bonds, which were disposed of in the third quarter of 2002 at a price approximating their carrying value after recognition of the other than temporary decline. We recognized other than temporary declines in the value of fixed maturity securities of $4.2 million and during 2001 and $0.5 million during 2000. In each case these represent our estimate of the other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

FEDERAL INCOME TAXATION OF THE COMPANY

      We file a consolidated return for Federal income tax purposes, in which American Exchange and the companies acquired in 1999 are not currently permitted to be included. As of December 31, 2002 we (exclusive of American Exchange and the companies acquired in 1999) had net operating tax loss carryforwards of approximately $2.7 million that expire in the years 2015 to 2016. As of December 31, 2002, we also had an Alternative Minimum Tax ("AMT") credit carryforward for Federal income tax purposes of approximately $0.1 million that can be carried forward indefinitely. As a result of the change in our ownership in July 1999, use of most of our loss carryforwards is subject to annual limitations.

      American Exchange and the other U. S. companies acquired in 1999 file a separate consolidated Federal income tax return. As of December 31, 2002, these companies had net operating loss carryforwards, most of which were incurred prior to their acquisition by us, of approximately $27.4 million that expire in the years 2008 to 2017. As a result of the change in the ownership of the companies acquired in 1999, use of most of these loss carryforwards is subject to annual limitations.

      As of December 31, 2002 and 2001, we carried valuation allowances of $5.1 million and $6.8 million, respectively, with respect to our tax loss carryforwards (deferred tax assets). We determine a valuation allowance based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from our recent reorganization and from the income generated by our administrative services companies. As a result of the increased profitability of the insurance subsidiaries acquired in 1999, valuation allowances on certain of the life tax loss carryforwards were considered not necessary at December 31, 2002. The amount of the valuation allowance released during 2002 was $2.1 million and was recorded as a benefit in the deferred income tax expense. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards were considered not necessary as of December 31, 2002. The amount of the valuation allowance released during 2002 was $0.1 million and was recorded as a benefit in the deferred income tax expense. These decreases were partially offset by the establishment of a valuation allowance of $0.5 million for certain capital losses incurred in 2002 by the Company that are subject to limitation on their use. We believe it is more likely than not that we will realize the recorded net deferred tax assets.

      Our U.S. insurance company subsidiaries, other than Peninsular Life Insurance Company, are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of our insurance company subsidiaries' net operating loss carryforwards, there was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2002 due to this provision.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002 amortization of goodwill is precluded; however, its recoverability must be periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. During the first quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS 142. The result of these analyses indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. SFAS 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. Adoption of SFAS 142 did not have a material impact on the Company's consolidated financial condition or results of operations. The Company updated its review of its good will assets during the fourth quarter of 2002 and determined that the goodwill asset remained unimpaired.

      Effective April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset's estimated yield. All yield adjustments are accounted for on a prospective basis. Adoption of EITF 99-20 did not have a material impact on the Company's consolidated financial condition or results of operations.

      Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company does not currently have any derivative instruments and therefore adoption of SFAS 133 did not have a material impact on the Company's consolidated financial condition or results of operations.

PENDING ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The Company will adopt these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt this standard on January 1, 2003, as required.

      On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company complied with the disclosure provisions of SFAS 148 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS 123.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2002, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $54.1 million and a 200 basis point increase in market interest rates would result in $104.6 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $54.7 million and a 200 basis point decrease in market interest rates would result in a $114.7 million increase.

      Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2002, approximately 12.5% of our assets, 16.6% of our revenues, excluding realized gains, and 22.3% of our operating income before taxes were derived from our Canadian operations. As of and for the year ended December 31, 2001, approximately 13.7% of our assets, 19.1% of our revenues, excluding realized gains, and 36.0% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      As of December 31, 2002, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $1.0 million and a decrease in shareholders' equity of approximately $3.3 million. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in an increase in our operating income before taxes of approximately $1.2 million and an increase in shareholders' equity of approximately $4.0 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

      The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page F - 1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding our executive officers and directors:

NAME                                                AGE        POSITION
-----------------------------------------------     ---        -----------------------------------------------------------
Richard A. Barasch (4) ........................     49         Chairman of the Board of Directors, President and Chief
                                                               Executive Officer; Director and President of American
                                                               Progressive; and Chairman of the Board of all our other
                                                               subsidiaries.

Robert A. Waegelein, C.P.A (3).................     42         Executive Vice President and Chief Financial Officer;
                                                               Director of all subsidiaries

Gary W. Bryant ................................     53         Executive Vice President and Chief Operating Officer of the
                                                               Company; President, Chief Executive Officer and Director of
                                                               American Pioneer; Vice Chairman of American Progressive and
                                                               Pennsylvania Life and Director, President and Chief
                                                               Executive Officer of American Exchange, Constitution Life,
                                                               Marquette National Life, Peninsular Life and Union Bankers.

William E. Wehner, C.L.U. .....................     59         President and Director of Pennsylvania Life; and Senior
                                                               Vice President and Chief Marketing Officer of American
                                                               Pioneer and other subsidiaries.

Bradley E. Cooper (3) (4) .....................     36         Director

Susan S. Fleming (2)...........................     32         Director

Mark M. Harmeling (2)..........................     50         Director

Bertram Harnett (3) (4) .......................     79         Director

Patrick J. McLaughlin (1) (3) (4) .............     44         Director

Robert A. Spass (4) ...........................     47         Director

Francis S. Wilson (1) (2)......................     54         Director

Robert F. Wright (1)...........................     77         Director

----------
(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Investment Committee.
(4)   Member of the Executive Committee.

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

      ROBERT A. WAEGELEIN, C.P.A. Mr. Waegelein has served as our Executive Vice President and Chief Financial Officer since October 1990 and has been Chief Financial Officer of each of our subsidiaries since they were acquired or organized. Prior to that, Mr. Waegelein, a certified public accountant, was employed by KPMG Peat Marwick LLP, the company's then independent public accountants, in positions of increasing responsibility, finally serving as Senior Manager.

      GARY W. BRYANT. Mr. Bryant has served as Executive Vice President since June 1995 and Chief Operating Officer since June 2000. He has also been a Director, President and Chief Executive Officer of American Pioneer since April 1983, Vice Chairman of American Progressive and Pennsylvania Life since 2001 and a Director, President and Chief Executive Officer of American Exchange since December 1997. In addition, Mr. Bryant has served as a Director and President of Constitution Life, Marquette, Peninsular Life and Union Bankers since March 2000. Mr. Bryant has also served as the Chairman of the Board of CHCS Services, Inc. since January 2000.

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

      BRADLEY E. COOPER. Mr. Cooper has served as a Director since July 1999. Mr. Cooper is a Partner and co-founder of Capital Z Financial Services Fund II L.P. which owns 47.8% of our outstanding stock. Prior to joining Capital Z, Mr. Cooper served in similar roles at Insurance Partners, L.P. and International Insurance Investors, L.P. Prior to that, Mr. Cooper was an investment banker in the Financial Institutions Group at Salomon Brothers, Inc. Mr. Cooper currently serves on the board of directors of PXRE Group, Ltd., Highlands Insurance Group and CERES Group, Inc.

      SUSAN S. FLEMING. Ms. Fleming has served as a Director since July 1999. She is a Partner of Capital Z Financial Services Fund II L.P. Prior to joining Capital Z, Ms. Fleming served as Vice President of Insurance Partners, L.P. and was an investment banker in the Mergers and Acquisitions Financial Institutions Group at Morgan Stanley & Co. Ms. Fleming currently serves on the Board of Directors of PXRE Group, Ltd., and CERES Group, Inc.

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

      BERTRAM HARNETT. Mr. Harnett has served as a Director since 1996. Mr. Harnett has been a practicing lawyer since 1948 and has been President of the law firm of Harnett Lesnick & Ripps P.A., Boca Raton, Florida and its predecessors since 1988. He is the author of treatises on insurance law and is a former Justice of the New York State Supreme Court.

      PATRICK J. MCLAUGHLIN. Mr. McLaughlin has served as a Director since January 1995. Mr. McLaughlin has been a Managing Director of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993. Prior to that he was an Executive Vice President and Chief Investment Officer of Life Partners Group, Inc., Managing Director of Conning & Company and Senior Vice President and Chief Investment Officer of ICH Corporation. Mr. McLaughlin currently serves on the Board of Directors of UICI.

      ROBERT A. SPASS. Mr. Spass has served as a Director since July 1999. Mr. Spass is a Partner and co-founder of Capital Z. Prior to founding Capital Z, Mr. Spass was the Managing Partner and co-founder of Insurance Partners, L.P. Prior to the formation of Insurance Partners, Mr. Spass was President and CEO of International Insurance Advisors Inc. Prior to that, Mr. Spass was a Director of Investment Banking at Salomon Brothers and a Senior Manager for Peat Marwick Main & Co. Mr. Spass serves on the board of directors of Highlands Insurance Group, Inc., Lending Tree, Inc., CERES Group, Inc., Endurance Holdings, Inc., Aames Financial Corp. and USI Holdings Corporation.

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

      ROBERT F. WRIGHT. Mr. Wright has served as a Director since June 1998. Mr. Wright has been President of Robert F. Wright Associates, Inc. since 1988. Prior to that, Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP. Mr. Wright is Director of Reliance Standard Life Insurance Company (and its affiliates), GVA Williams, The Navigators Group, Inc., U.S. Timberlands Company, L.P, CDG Technology and USI Holdings Corporation.

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

      Our Board of Directors has an Audit Committee, a Transactions Committee, a Compensation Committee, an Investment Committee and an Executive Committee. The Audit Committee is composed of independent directors within the meaning of the NASDAQ listing rules and has adopted a charter which, among other things, empowers it to consult with our independent auditors with respect to their audit plans and to review their audit report and the accompanying management letters, The Transactions Committee reviews and makes recommendations to our Board on certain transactions entertained by us. The Compensation Committee reviews and recommends compensation, including stock-based compensation, for our officers. The Investment Committee reviews the Company's investment policy and guidelines, reviews portfolio performance and reviews and approves all investment transactions. The Executive Committee has the authority to act between Board meetings on behalf of our Board, on all matters allowed by law.

      Additional information regarding our directors and executive officers is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 11 - EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding beneficial ownership of our voting securities by directors, officers and persons who, to the best knowledge of us, are known to be the beneficial owners of more than 5% of our voting securities as of December 31, 2002, is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 14. - DISCLOSURE CONTROLS AND PROCEDURES

      Evaluation of Disclosure

      The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

      Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      1     FINANCIAL STATEMENTS

            See separate index to Financial Statements and Financial Statement Schedules on Page F - 1.

      2     FINANCIAL STATEMENT SCHEDULES

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

            10(g) Agent Equity Plan for Agents of Penn Union Companies
                  incorporated by reference to Amendment 1 to Registration Statement on Form S-2, dated July 13, 2000.

            10(h) Agent Equity Plan for Regional Managers and Sub Managers of
                  Penn Union Companies incorporated by reference to Amendment 1 to Registration Statement on Form S-2, dated July 13, 2000.

            10(i) 1998 Incentive Compensation Plan, incorporated by reference to
                  Annex A of Definitive Proxy Statement filed on Form 14A dated April 29, 1998.

            10(j) Purchase Agreement Dated as of December 20, 2002, by and among
                  Universal American Financial Corp., Pennsylvania Life Insurance Company, Ceres Group, Inc. and Continental General Insurance Company incorporated by reference to Form 8-K dated December 20, 2002.

            11 Computation of basic and diluted earnings per share, Statement of Financial Accounting Standards No. 128, Earnings Per Share, incorporated by reference to Note 18 of Notes to Consolidated Financial Statements for 2002, included in this Form 10-K.

            12    List of Subsidiaries:

                                                                               State of              Percentage
            Name                                                               Incorporation         Owned
            ----                                                               -------------         -----
            American Exchange Life Insurance Company                           Texas                 100%
            American Pioneer Life Insurance Company                            Florida               100%
            American Progressive Life & Health Insurance Company
               of New York                                                     New York              100%
            CHCS, Inc.                                                         Florida               100%
            CHCS Services, Inc.                                                Florida               100%
            Constitution Life Insurance Company                                Texas                 100%
            Marquette National Life Insurance Company                          Texas                 100%
            Peninsular Life Insurance Company                                  Florida               100%
            Penncorp Life Insurance Company                                    Ontario, Canada       100%
            Pennsylvania Life Insurance Company                                Pennsylvania          100%
            Security Health Providers, Inc.                                    Delaware              100%
            Union Bankers Insurance Company                                    Texas                 100%
            Universal American Financial Corp. Statutory Trust I               Connecticut           100%
            Universal American Services, Inc.                                  Delaware              100%
            WorldNet Services Corp.                                            Florida               100%

            23(a) Consent of Ernst & Young LLP

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2002

      Form 8-K filed December 23, 2002 (dated December 20, 2002) regarding the announcement of the signing of definitive agreement to acquire Pyramid Life Insurance Company Incorporated by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2003.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                  (Registrant)


                           By: /s/ Richard A. Barasch
                              -----------------------
                               Richard A. Barasch
                 Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons in the capacities indicated:

Signatures                               Title
----------                               -----
/s/ Richard A. Barasch                   Chairman of the Board, President,
------------------------------           Chief Executive Officer and Director
Richard A. Barasch                       (Principal Executive Officer)

/s/ Robert A. Waegelein                  Executive Vice President and Chief
------------------------------           Financial Officer
Robert A. Waegelein                      (Principal Accounting Officer)

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

/s/ Mark M. Harmeling                    Director
------------------------------
Mark M. Harmeling

/s/ Bertram Harnett                      Director
------------------------------
Bertram Harnett

/s/ Patrick J. McLaughlin                Director
------------------------------
Patrick J. McLaughlin

/s/ Robert A. Spass                      Director
------------------------------
Robert A. Spass

/s/ Francis S. Wilson                    Director
------------------------------
Francis S. Wilson

/s/ Robert F. Wright                     Director
------------------------------
Robert Wright

                                  CERTIFICATION

I, Richard A. Barasch, certify that:

      1. I have reviewed this annual report on Form 10-K of Universal American Financial Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                                    /s/ Richard A. Barasch
                                                   ---------------------------
                                                   Richard A. Barasch
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Robert A. Waegelein, certify that:

      1. I have reviewed this annual report on Form 10-K of Universal American Financial Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                                  /s/ Robert A. Waegelein
                                                 ---------------------------
                                                 Robert A. Waegelein
                                                 Chief Financial Officer

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                                              F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                               F-3

Consolidated Statements of Operations
 for the Three Years Ended December 31, 2002                                               F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the Three Years Ended December 31, 2002                                               F-5

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 2002                                               F-6

Notes to Consolidated Financial Statements                                                 F-7

Schedule I -- Summary of Investments - other than investments in related parties          F-38

Schedule II -- Condensed Financial Information of Registrant                              F-39

               Notes to Condensed Financial Information                                   F-42

Schedule III -- Supplementary Insurance Information                                       F-43

Schedule IV - Reinsurance
                (incorporated in Note 12 to the Consolidated Financial Statements)

Schedule V - Valuation and Qualifying Accounts
                (incorporated in Note 6 to the Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

                          Independent Auditors' Report

The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP
New York, New York
February 20, 2003

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

ASSETS                                                                                   2002             2001
                                                                                      -----------      -----------
Investments (Notes 2 and 5):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2002, $884,054; 2001, $786,844)                                  $   934,950      $   799,218
  Equity securities, at fair value (cost: 2002, $1,661; 2001, $4,339)                       1,645            4,199
  Policy loans                                                                             23,745           24,043
  Other invested assets                                                                     2,808            3,773
                                                                                      -----------      -----------
    Total investments                                                                     963,148          831,233

Cash and cash equivalents                                                                  36,754           47,990
Accrued investment income                                                                  11,885           12,663
Deferred policy acquisition costs (Notes 2 and 10)                                         92,093           66,025
Amounts due from reinsurers (Note 12)                                                     220,100          212,532
Due and unpaid premiums                                                                     6,066            3,385
Deferred income tax asset (Note 6)                                                         35,842           59,952
Present value of future profits and goodwill (Notes 2 and 3)                               10,960           11,921
Other assets                                                                               24,820           24,515
                                                                                      -----------      -----------
    Total assets                                                                        1,401,668        1,270,216
                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2)                                                    271,578          236,742
Reserves for future policy benefits                                                       627,174          591,453
Policy and contract claims - life                                                           6,718            6,282
Policy and contract claims - health (Note 11)                                              88,216           79,596
Loan payable (Note 13)                                                                     50,775           61,475
Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures (Note 14)                                 15,000               --
Amounts due to reinsurers                                                                   7,285            6,680
Other liabilities                                                                          48,153           57,218
                                                                                      -----------      -----------
    Total liabilities                                                                   1,114,899        1,039,446
                                                                                      -----------      -----------

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY (Notes 7 and 8)
Common stock (Authorized: 80 million shares, issued and outstanding:
   2002, 53.2 million shares; 2001, 52.8 million shares)                                      532              528
Additional paid-in capital                                                                158,264          155,746
Accumulated other comprehensive income (Notes 7 and 19)                                    29,887            5,603
Retained earnings                                                                          99,406           69,279
Less: Treasury stock (2002, 0.2 million shares; 2001, 0.1 million shares)                  (1,320)            (386)
                                                                                      -----------      -----------
    Total stockholders' equity                                                            286,769          230,770
                                                                                      -----------      -----------
    Total liabilities and stockholders' equity                                        $ 1,401,668      $ 1,270,216
                                                                                      ===========      ===========

                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                  (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)

                                                            2002           2001          2000
                                                         ---------      ---------      ---------
REVENUE:
Direct premiums and policyholder fees earned             $ 586,686      $ 513,575      $ 451,323
Reinsurance premiums assumed                                 5,075          2,549          3,055
Reinsurance premiums ceded                                (325,184)      (286,918)      (234,625)
                                                         ---------      ---------      ---------
Net premiums and policyholder fees earned (Note 12)        266,577        229,206        219,753
Net investment income (Note 5)                              57,716         57,812         56,945
Realized gains (losses) on investments (Note 5)             (5,083)         3,078            146
Fee and other income                                        12,313         10,847          7,247
                                                         ---------      ---------      ---------
              Total revenues                               331,523        300,943        284,091
                                                         ---------      ---------      ---------

BENEFITS, CLAIMS AND EXPENSES:
Net increase in future policy benefits                      12,880         10,450          6,968
Net claims and other benefits                              168,526        154,570        146,951
Interest credited to policyholders                          10,963         10,271         10,130
Net increase in deferred acquisition costs (Note 10)       (27,850)       (19,186)       (15,925)
Amortization of present value of future profits
 and goodwill (Note 3)                                       1,642          2,637          2,749
Commissions                                                115,074         99,026         82,903
Commission and expense allowances
  on reinsurance ceded                                     (94,689)       (87,122)       (69,757)
Interest expense                                             3,095          5,152          7,097
Other operating costs and expenses                          97,852         81,782         79,909
                                                         ---------      ---------      ---------
               Total benefits, claims and expenses         287,493        257,580        251,025
                                                         ---------      ---------      ---------

Income before taxes                                         44,030         43,363         33,066
Income tax expense (Note 6)                                 13,903         14,438         10,181
                                                         ---------      ---------      ---------

Net income applicable to common shareholders             $  30,127      $  28,925      $  22,885
                                                         =========      =========      =========
Earnings per common share (Notes 2 and 18):
  Basic                                                  $    0.57      $    0.58      $    0.49
                                                         =========      =========      =========
  Diluted                                                $    0.56      $    0.57      $    0.49
                                                         =========      =========      =========

                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                         Accumulated
                                                          Additional         Other
                                              Common       Paid-In       Comprehensive      Retained     Treasury
                                              Stock        Capital      Income / (Loss)     Earnings       Stock          Total
                                             -------     ------------   ---------------     --------     --------       ---------
Balance, January 1, 2000                     $   459      $122,924         $ (6,887)         $17,469      $    --       $ 133,965

Net income                                        --            --               --           22,885           --          22,885
Other comprehensive income
  (Note 19)                                       --            --           11,762               --           --          11,762

Comprehensive income                                                                                                       34,647

Issuance of common stock (Note 7)                  9         3,289               --               --           --           3,298
Stock-based compensation (Note 8)                 --         2,388               --               --           --           2,388
Loans to officers (Note 7)                        --            13               --               --           --              13
Treasury shares purchased, at
   cost (Note 7)                                  --            --               --               --         (711)           (711)
Treasury shares reissued (Note 7)                 --            11               --               --          338             349
                                             -------      --------         --------          -------      -------       ---------
Balance, December 31, 2000                       468       128,625            4,875           40,354         (373)        173,949

Net income                                        --            --               --           28,925           --          28,925
Other comprehensive income
  (Note 19)                                       --            --              728               --           --             728

Comprehensive income                                                                                                       29,653

Issuance of common stock (Note 7)                 60        26,168               --               --           --          26,228
Stock-based compensation (Note 8)                 --           863               --               --           --             863
Loans to officers (Note 7)                        --            68               --               --           --              68
Treasury shares purchased, at
  cost (Note 7)                                   --            --               --               --         (764)           (764)
Treasury shares reissued (Note 7)                 --            22               --               --          751             773
                                             -------      --------         --------          -------      -------       ---------
Balance, December 31, 2001                       528       155,746            5,603           69,279         (386)        230,770

Net income                                        --            --               --           30,127           --          30,127
Other comprehensive income
  (Note 19)                                       --            --           24,284               --           --          24,284

Comprehensive income                                                                                                       54,411

Issuance of common stock (Note 7)                  4         1,016               --               --           --           1,020
Stock-based compensation (Note 8)                 --         1,412               --               --           --           1,412
Loans to officers (Note 7)                        --            10               --               --           --              10
Treasury shares purchased, at
  cost (Note 7)                                   --            --               --               --       (1,520)         (1,520)
Treasury shares reissued (Note 7)                 --            80               --               --          586             666
                                             -------      --------         --------          -------      -------       ---------
Balance, December 31, 2002                   $   532      $158,264         $ 29,887          $99,406      $(1,320)      $ 286,769
                                             =======      ========         ========          =======      =======       =========

                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                       2002              2001                2000
                                                                                    ---------          ---------          ---------
Cash flows from operating activities:
Net income                                                                          $  30,127          $  28,925          $  22,885
Adjustments to reconcile net income to net cash
  provided by operating activities:
Deferred income taxes                                                                   9,404              8,695              7,011
Change in reserves for future policy benefits                                          33,780             22,885              3,142
Change in policy and contract claims                                                    9,055                788              7,185
Change in deferred policy acquisition costs                                           (27,850)           (19,186)           (15,925)
Amortization of present value of future profits and goodwill                            1,642              2,637              2,749
Amortization of bond premium, net                                                      (3,716)            (3,770)            (2,748)
Change in policy loans                                                                    298              1,035                563
Change in accrued investment income                                                       778             (1,203)              (410)
Change in reinsurance balances                                                         (7,983)            (4,844)             1,155
Realized loss (gain) on investments                                                     5,083             (3,078)              (146)
Change in restructuring liability                                                          --             (2,776)            (7,025)
Change in income taxes payable                                                         (1,143)             1,452              1,711
Other, net                                                                               (810)               116               (564)
                                                                                    ---------          ---------          ---------
Net cash provided by operating activities                                              48,665             31,676             19,583
                                                                                    ---------          ---------          ---------

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities                                  266,541            323,608            113,177
Cost of fixed maturities purchased                                                   (362,141)          (364,699)          (127,255)
Proceeds from sale of equity securities                                                 2,842                612              1,896
Cost of equity securities purchased                                                      (640)            (1,480)              (534)
Change in other invested assets                                                           965                160              1,158
Change in due from/to broker                                                           (4,362)                --                 --
Other investing activities                                                             (2,539)            (1,687)            (3,105)
Purchase of business, net of cash acquired                                                 --             (1,544)            (6,365)
                                                                                    ---------          ---------          ---------
Net cash used by investing activities                                                 (99,334)           (45,030)           (21,028)
                                                                                    ---------          ---------          ---------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                              1,020             26,242                213
Cost of treasury stock purchases                                                       (1,520)              (764)              (711)
Change in policyholder account balances                                                34,835              3,791            (16,210)
Change in reinsurance balances on policyholder account balances                           798                 --                 --
Increase in loan payable                                                                   --                 --              3,000
Principal repayment on loan payable                                                   (10,700)            (8,175)            (3,350)
Issuance of trust preferred securities                                                 15,000                 --                 --
                                                                                    ---------          ---------          ---------
Net cash provided from financing activities                                            39,433             21,094            (17,058)
                                                                                    ---------          ---------          ---------
Net increase (decrease) in cash and cash equivalents                                  (11,236)             7,740            (18,503)

Cash and cash equivalents at beginning of year                                         47,990             40,250             58,753
                                                                                    ---------          ---------          ---------
Cash and cash equivalents at end of year                                            $  36,754          $  47,990          $  40,250
                                                                                    =========          =========          =========

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
  Interest                                                                          $   2,574          $   5,195          $   7,097
                                                                                    =========          =========          =========
  Income taxes                                                                      $   3,707          $   1,818          $  (3,375)
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

      Collectively the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia and all the provinces of Canada. The principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, home health care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive and Constitution. CHCS Services, Inc., the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a. BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The accompanying consolidated financial statements include the accounts of Universal American and its wholly-owned subsidiaries, including the operations of acquired companies from the date of their acquisition. All material intercompany transactions and balances have been eliminated. The significant accounting policies followed by Universal American and subsidiaries that materially affect financial reporting are summarized below.

      b. USE OF ESTIMATES: The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy and claim liabilities, deferred policy acquisition costs, the valuation of certain investments and deferred taxes. There have been no changes in our critical accounting policies during the current year.

      c. INVESTMENTS: The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." SFAS 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of tax and deferred policy acquisition cost adjustments.

            As of December 31, 2002 and 2001, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include mortgage loans and collateral loans. The collateral loans are carried at cost which is equal to the fair value of their estimated future cash flows at the date of acquisition. Mortgage loans are carried at the unpaid principal balance.

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

      d. DEFERRED POLICY ACQUISITION COSTS: The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", ("SFAS 97") for interest sensitive life and annuity products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", ("SFAS 60") for non-interest sensitive life and all accident & health products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

            The Company has several reinsurance arrangements in place on its life and accident & health insurance risks (see Note 12). In the accompanying statement of operations, the Company reports commissions incurred on direct premium written and commission and expense allowances on reinsurance ceded on separate lines to correspond to the presentation of the premiums earned by the Company. In determining the amounts capitalized for deferred acquisition costs, the Company includes an amount for gross commissions and direct issue expenses, net of the related allowances received from the reinsurer on these costs.

      e. PRESENT VALUE OF FUTURE PROFITS AND GOODWILL: Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting basis. The present value of future profits is based on an estimate of the cash flows of the in force business acquired, discounted to reflect the present value of those cash flows. The discount rate selected depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. Purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, is allocated to goodwill. Allocation of purchase price is performed in the period in which the purchase is consummated. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies and refinements made to estimates of fair value in connection with the preliminary allocation.

            Amortization of present value of future profits is based upon the pattern of the projected cash flows of the in-force business acquired, over periods ranging from ten to forty years. Other identified intangibles are amortized over their estimated lives. Prior to December 31, 2001, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Subsequent to December 31, 2001, goodwill is no longer amortized; see "Adoption of New Accounting Pronouncements" below.

            On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2002.

      f. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL LIFE TYPE POLICIES: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under SFAS 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. These products have a minimum guaranteed interest rates of 3%, except for New York which is 4%. Current credited interest rates for these products range from 3.75% to 8.05%.

      g. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR ACCIDENT & HEALTH INSURANCE PRODUCTS: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. Claim reserves are established for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. These reserves are initially established based on past experience, continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due but unpaid at year-end and primarily relates to individual health insurance products.

      h. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR TRADITIONAL LIFE AND ANNUITY PRODUCTS: Premiums from traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

      i. RECOGNITION OF ADMINISTRATIVE SERVICE REVENUE: Fees for administrative services generally are recognized over the period for which the Company is obligated to provide service.

      j. INCOME TAXES: The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates. The Company establishes valuation allowances on its deferred tax assets for amounts that it determines will not be recoverable based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. Increases in the valuation allowances are recognized as deferred tax expense. Subsequent determinations that portions of the valuation allowances are no longer necessary are reflected as deferred tax benefits. To the extent that valuation allowances were established in conjunction with acquisitions, changes in those allowances are first applied to increasing or decreasing the goodwill (but not below zero) or other intangibles related to the acquisition and then applied as an increase or decrease in income tax expense.

      k. REINSURANCE: Amounts recoverable under reinsurance contracts are included in total assets as amounts due from reinsurers rather than net against the related policy asset or liability. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

      l. FOREIGN CURRENCY TRANSLATION: The financial statement accounts of the Company's Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each period presented.

      m. EARNINGS PER COMMON SHARE: Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options outstanding during the year. At December 31, 2002, there were 960,519 stock options excluded from the computation of diluted EPS because they were antidilutive. As of December 31, 2001, there were no stock options excluded from the computation of diluted EPS because they were antidilutive.

      n. STOCK BASED COMPENSATION: The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options. Accordingly, no expense is recognized for those options issued with an exercise price at or above market on the date of the award. For options issued to employees with an exercise price that is less than market on the date of grant the Company recognizes an expense for the difference between the exercise price and the value of the options on the date of grant. For options issued to agents and others, the Company follows SFAS No. 123 "Accounting for Stock Based Compensation," ("SFAS 123"). Under SFAS 123, the fair value of options awarded to agents and others are expensed over the vesting period of each award.

      o. CASH FLOW INFORMATION: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase.

      p. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

            In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002 amortization of goodwill is precluded; however, its recoverability must be periodically (at least annually) reviewed and tested for impairment.

            Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. During the first quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. SFAS 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly.

            Effective April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset's estimated yield. All yield adjustments are accounted for on a prospective basis. Adoption of EITF 99-20 did not have a material impact on the Company's consolidated financial condition or results of operations.

            Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company does not currently have any derivative instruments and therefore adoption of SFAS 133 did not have a material impact on the Company's consolidated financial condition or results of operations.

      q. PENDING ACCOUNTING PRONOUNCEMENTS: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The Company will adopt these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to the Company.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt this standard on January 1, 2003, as required.

            On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS 148 as of December 31, 2002, as required and presented below.

            As permitted by SFAS 123, the Company measured its stock-based compensation for employees and directors using the intrinsic value approach under APB 25. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company complied with the provisions of SFAS 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS 123.

            The Company does not intend to adopt the fair value method of accounting for stock-based compensation provisions of SFAS 123 until January 1, 2004, as required by SFAS 148. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2004. Subsequently, the Company will expense all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

                                                                                  For the years ended December 31,
                                                                            2002             2001               2000
                                                                         ----------        ----------        ----------
                                                                             (in thousands, except per share amounts)
            Reported net income                                          $   30,127        $   28,925        $   22,885
            Add back: Stock-based compensation expense
               included in reported net income, net of tax                    1,536             1,044             1,262

            Less: Stock based compensation expense
               determined under fair value based method
               for all awards, net of tax                                    (2,623)           (1,804)           (1,787)
                                                                         ----------        ----------        ----------
            Pro forma net income                                         $   29,040        $   28,165        $   22,360
                                                                         ==========        ==========        ==========

            Net income per share:
              Basic, as reported                                         $     0.57        $     0.58        $     0.49
              Basic, pro forma                                           $     0.55        $     0.57        $     0.48

              Diluted, as reported                                       $     0.56        $     0.57        $     0.49
              Diluted, pro forma                                         $     0.54        $     0.56        $     0.47

            Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value based recognition provisions of SFAS 123 on January 1, 2004. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

            The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                     2002                   2001                    2000
                                                                ---------------        ---------------         ---------------
            Risk free interest rates                              3.74%-5.44%            4.92%-5.52%                5.11%
            Dividend yields                                           0.0%                   0.0%                    0.0%
            Expected volatility                                 37.09% - 40.84%        40.81% - 48.41%         21.75% - 43.74%
            Expected lives of options (in years)                   2.0 - 9.0              2.0 - 9.0               1.0 - 4.5

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

            Detailed information for activity in the Company's stock plans can be found in Note 8 - Stock-Based Compensation.

r. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to current period classifications.

3.    BUSINESS COMBINATIONS:

      Acquisition of CHCS, Services, Inc. (formerly American Insurance Administration Group, Inc. ("AIAG"))

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

      The fair value of the net assets acquired was $(0.9) million. The present value of future profits ("PVFP") acquired was $7.7 million and was offset by related deferred taxes of $1.0 million. The PVFP was determined using a discount rate of 15%. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. Amortization of the PVFP was $1.5 million during 2002, $2.1 million during 2001 and $2.8 million during 2000. As of December 31, 2002 $1.3 million, or 17%, of the original amount remains unamortized.

      Acquisition of CHCS, Inc. ("CHCS")

      In August 2000, Universal American acquired all of the outstanding shares of CHCS, a privately held third party administrator located in Weston, Florida, for $4.6 million, including $3.3 million in cash, 64,820 shares on Universal American common stock and future cash payments totaling $1.0 million over 18 months. CHCS is a third party administrator of long term care and home health care insurance products for unaffiliated insurance companies, as well as the Company's insurance subsidiaries. The fair value of the net assets acquired was $1.9 million. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill.

4.    PENDING ACQUISITION:

      In December 2002, Pennsylvania Life entered into a definitive contract to acquire Pyramid Life Insurance Company ("Pyramid Life") from Ceres Group, Inc. for $56.0 million in cash. The closing of the transaction, which is subject to regulatory approvals and other customary conditions, is scheduled to close by the end of the first quarter of 2003.

      Pyramid Life specializes in providing health and life insurance products to the senior market. These products include Medicare supplement, long term care, life insurance, and annuities. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 career agents operating out of 29 Senior Solutions Sales Centers. As of the end of 2002, Pyramid Life had approximately $110.0 million of annualized premium in force and in excess of $114.0 million of assets.

5.    INVESTMENTS:

      The amortized cost and fair value of fixed maturities as of December 31, 2002 and 2001 are as follows:

                                                                                          December 31, 2002
                                                             -----------------------------------------------------------------------
                                                                                   Gross               Gross
                                                             Amortized          Unrealized           Unrealized               Fair
Classification                                                  Cost               Gains               Losses                 Value
---------------------------------                            --------           ----------           ----------             --------
                                                                                         (In thousands)
U.S. Treasury securities and
  obligations of U.S. government                             $ 90,189            $  1,670             $      (9)            $ 91,850
Corporate debt securities                                     374,087              30,323                (1,667)             402,743
Foreign debt securities (1)                                   166,689              10,072                  (216)             176,545
Mortgage and asset-
  backed securities                                           253,089              12,621                (1,898)             263,812
                                                             --------            --------             ---------             --------
                                                             $884,054            $ 54,686             $  (3,790)            $934,950
                                                             ========            ========             =========             ========

                                                                                          December 31, 2001
                                                             -----------------------------------------------------------------------
                                                                                   Gross               Gross
                                                             Amortized          Unrealized           Unrealized               Fair
Classification                                                  Cost               Gains               Losses                 Value
---------------------------------                            --------           ----------           ----------             --------
                                                                                         (In thousands)
U.S. Treasury securities and
  obligations of U.S. government                             $ 35,719            $  1,262             $     (11)            $ 36,970
Corporate debt securities                                     357,431               8,990                (1,805)             364,616
Foreign debt securities (1)                                   157,077               2,225                (1,640)             157,662
Mortgage and asset-
 backed securities                                            236,617               5,700                (2,347)             239,970
                                                             --------            --------             ---------             --------
                                                             $786,844            $ 18,177             $  (5,803)            $799,218
                                                             ========            ========             =========             ========

(1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

      The amortized cost and fair value of fixed maturities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized        Fair
                                                        Cost           Value
                                                      ---------      --------
                                                          (In thousands)
      Due in 1 year or less                           $ 44,775       $ 45,693
      Due after 1 year through 5 years                 133,904        139,343
      Due after 5 years through 10 years               305,472        330,086
      Due after 10 years                               146,655        156,016
      Mortgage and asset-backed securities             253,248        263,812
                                                      --------       --------
                                                      $884,054       $934,950
                                                      ========       ========

      Included in fixed maturities at December 31, 2002 and 2001 were securities with carrying values of $35.3 million and $32.4 million, respectively, held by various states as security for the policyholders of the Company within such states.

      Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 2002 and 2001 are as follows:

                                                   2002               2001
                                                ----------         ----------
                                                       (In thousands)
            Gross unrealized gains              $      117         $      199
            Gross unrealized losses                   (133)              (339)
                                                ----------         ----------
            Net unrealized losses               $      (16)        $     (140)
                                                ==========         ==========

      The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 2002 are as follows:

                                                              2002             2001            2000
                                                            --------         -------         --------
                                                                          (In thousands)
      Change in net unrealized gains (losses):
        Fixed maturities                                    $ 38,522         $ 6,695         $ 22,584
        Equity securities                                        124             132               10
        Foreign currency                                         679          (3,996)          (1,434)
        Adjustment relating to deferred
          policy acquisition costs                            (1,958)         (1,333)          (2,209)
                                                            --------         -------         --------
      Change in net unrealized gains
        (losses) before income tax                            37,367           1,498           18,951
      Income tax (expense) benefit                           (13,083)           (770)          (7,189)
                                                            --------         -------         --------
      Change in net unrealized gains (losses)               $ 24,284         $   728         $ 11,762
                                                            ========         =======         ========

      The details of net investment income for the three years ended December 31, 2002 are as follows:

                                                              2002             2001            2000
                                                            --------         -------         --------
                                                                          (In thousands)
      Investment Income:
        Fixed maturities                                    $ 54,553         $54,100         $ 52,478
        Cash and cash equivalents                              1,044           1,749            1,939
        Equity securities                                        197             238              330
        Other                                                  1,279           1,181            1,380
        Policy loans                                           1,697           1,529            1,617
        Mortgage loans                                           134             205              214
                                                            --------         -------         --------
      Gross investment income                                 58,904          59,002           57,958
      Investment expenses                                     (1,188)         (1,190)          (1,013)
                                                            --------         -------         --------
      Net investment income                                 $ 57,716         $57,812         $ 56,945
                                                            ========         =======         ========

      There were no non-income producing fixed maturities for the year ended December 31, 2002. Fixed maturities with a carrying value of $0.1 million and $0.7 million were non-income producing for the years ended December 31, 2001 and 2000, respectively.

      Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 2002 are as follows:

                                                              2002             2001            2000
                                                            --------         -------         --------
                                                                         (In thousands)
      Realized gains:
        Fixed maturities                                    $ 10,435         $ 9,301         $  1,022
        Equity securities and other invested assets               72              14              192
                                                            --------         -------         --------
      Total realized gains                                    10,507           9,315            1,214
                                                            --------         -------         --------

      Realized losses:
        Fixed maturities                                     (14,914)         (6,237)          (1,019)
        Equity securities                                       (676)             --              (49)
                                                            --------         -------         --------
      Total realized losses                                  (15,590)         (6,237)          (1,068)
                                                            --------         -------         --------

      Net realized gains (losses)                           $ (5,083)        $ 3,078         $    146
                                                            ========         =======         ========

      The Company wrote down the value of certain fixed maturity securities by $10.6 million during 2002, primarily as a result of the impairment of our WorldCom bonds. The WorldCom bonds were disposed of in the third quarter of 2002 at a price approximating their carrying value after the other-than-temporary decline was recognized. The Company wrote down the value of certain fixed maturity securities by $4.2 million during 2001 and by $0.5 million during 2000. These write downs represent management's estimate of other-than-temporary declines in value and were included in net realized gains (losses) on investments.

      For the years ended December 31, 2002 and 2001, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                          2002              2001
                                        ---------         ------
                                              (In thousands)
      Carrying value                    $   5,266         $7,750
                                        =========         ======
      Estimated fair value              $   5,266         $7,750
                                        =========         ======
      Percentage of total assets              0.4%           0.6%
                                        =========         ======

      The holdings of less-than-investment grade securities are widely diversified and the investment in any one such security is currently less than $2.4 million, which is approximately 0.2% of total assets.

6.    INCOME TAXES:

      The parent holding company files a consolidated return for federal income tax purposes, which includes all of the non-insurance company subsidiaries as well as American Progressive through March 31, 2002 and American Pioneer through June 30, 2002. American Exchange and its subsidiaries and Penncorp Life (Canada) are not currently included. American Exchange and its subsidiaries, including American Progressive as of April 1, 2002 and American Pioneer as of July 1, 2002, file a separate consolidated federal income tax return. Penncorp Life (Canada) files a separate return with Revenue Canada.

      Income before taxes by geographic distribution for the three years ended December 31, 2002 is as follows:

                                          2002           2001           2000
                                        -------        -------        --------
                                                    (In thousands)
       United States                    $30,290        $27,606        $ 21,303
       Canada                            13,740         15,757          11,763
                                        -------        -------        --------

       Total income before taxes        $44,030        $43,363        $ 33,066
                                        =======        =======        ========

      The Company's federal and state income tax expense (benefit) for the three years ended December 31, 2002 is as follows:

                                          2002           2001           2000
                                        -------        -------        --------
                                                   (In thousands)
      Current - United States           $   208        $   449        $   (126)
      Current - Canada                    4,291          5,451           3,296
                                        -------        -------        --------
         Sub total current                4,499          5,900           3,170

      Deferred - United States            8,268          8,409           7,281
      Deferred - Canada                   1,136            129            (270)
                                        -------        -------        --------
         Sub total deferred               9,404          8,538           7,011

                                        -------        -------        --------
      Total tax expense                 $13,903        $14,438        $ 10,181
                                        =======        =======        ========

      A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                          2002           2001           2000
                                        --------       --------       --------
                                                   (In thousands)
      Expected tax expense              $ 15,410       $ 15,177       $ 11,573
      Change in valuation allowance       (1,694)          (737)        (1,343)
      Canadian taxes                          51           (208)          (390)
      Other                                  136            206            341
                                        --------       --------       --------
      Actual tax expense                $ 13,903       $ 14,438       $ 10,181
                                        ========       ========       ========

      In addition to federal and state income tax, the Company is subject to state premium taxes, which taxes are included in other operating costs and expenses in the accompanying statements of operations.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                      2002              2001
                                                    --------         --------
                                                         (In thousands)
      Deferred tax assets:
      Reserves for future policy benefits           $ 19,484         $ 23,140
      Deferred policy acquisition costs                9,970           16,786
      Net operating loss carryforward                 11,400           16,659
      Asset valuation differences                     11,845           10,745
      Deferred revenues                                1,165            1,214
      AMT credit carryforward                            197               68
      Other                                            2,666            1,394
                                                    --------         --------
        Total gross deferred tax assets               56,727           70,006
        Less valuation allowance                      (5,100)          (6,794)
                                                    --------         --------
        Net deferred tax assets                       51,627           63,212
                                                    --------         --------

      Present value of future profits                    314             (244)
      Unrealized gains on investments                (16,099)          (3,016)
                                                    --------         --------
        Total gross deferred tax liabilities         (15,785)          (3,260)
                                                    --------         --------
        Net deferred tax asset                      $ 35,842         $ 59,952
                                                    ========         ========

      At December 31, 2002, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Life) had tax loss carryforwards of approximately $2.7 million that expire in the years 2015 to 2016. At December 31, 2002, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for federal income tax purposes of approximately $0.1 million that can be carried forward indefinitely. At December 31, 2002, American Exchange and its subsidiaries had tax loss carryforwards, most of which relate to the companies acquired in 1999 (and were incurred prior to their acquisition), of approximately $27.4 million that expire in the years 2008 to 2017. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

      At December 31, 2002 and 2001, the Company carried valuation allowances of $5.1 million and $6.8 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. As a result of the increased profitability of the insurance subsidiaries acquired in 1999, a portion of the valuation allowance on certain of the life tax loss carryforwards were no longer considered necessary at December 31, 2002. The amount of the valuation allowance released during 2002 was $2.1 million and was recorded as a deferred income tax benefit. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards no longer were considered necessary as of December 31, 2002. The amount of the valuation allowance released during 2002 was $0.1 million and was also recorded as a deferred income tax benefit. This decrease was partially offset by the establishment of a valuation allowance of $0.5 million for certain capital losses incurred in 2002 by the Company that are subject to limitation in their use. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

7.    STOCKHOLDERS' EQUITY

      Preferred Stock

      The Company has 2.0 million authorized shares of preferred stock with no such shares issued and outstanding at December 31, 2002 or 2001.

      Common Stock

      The par value of common stock is $.01 per share with 80.0 million shares authorized for issuance. The shares issued and outstanding at December 31, 2002 and 2001 were 53.2 million and 52.8 million, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company issued 0.4 million shares,
6.0 million shares (primarily as a result of the equity offering noted below) and 0.9 million shares, respectively, of its common stock.

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

      On August 13, 2001, the over-allotment option provided in the underwriting agreement was exercised and, as a result, the Company issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

      The net proceeds to the Company of the total offering, including the over-allotment, was $26.2 million, net of total expenses of $2.6 million.

      Shareholders' Agreement

      Universal American, Capital Z, Richard Barasch (the Chairman and Chief Executive Officer of the Company) and several other shareholders of Universal American entered into a shareholders' agreement on July 30, 1999 (the "Shareholders' Agreement"). The Shareholders' Agreement requires that all proposed sales/transfers by the other shareholders who are party to the Shareholders' Agreement must first be offered to Richard Barasch and Capital Z, including its affiliates. However, pledges and some other transfers by any party to the Shareholders' Agreement of less than 1% of Universal American's outstanding common stock at any one time, or 2.5% when aggregated with the other transfers by the shareholder and his, her or its permitted transferees of Universal American's outstanding common stock, are permitted. In addition, Richard Barasch was not permitted to sell more than 3% of his holdings for a three-year period beginning July 30, 1999. The Shareholders' Agreement provides for tag-along and drag-along rights under some circumstances. "Tag-along rights" allow the holder of stock to include his, her or its stock in a sale of common stock initiated by another party to the Shareholders' Agreement. "Drag-along rights" permit a selling party to the Shareholders' Agreement to force the other parties to the Shareholders'

Agreement to sell a proportion of the other holder's shares in a sale arranged by the selling shareholder.

      Under the terms of the Shareholders' Agreement, of the nine members of Universal American's board of directors, certain shareholders are permitted to nominate directors as follows: Capital Z: four, Richard Barasch: two and Universal American: two. Capital Z and Richard Barasch are each required to vote for the director(s) nominated by the other. The right of Richard Barasch to nominate directors is conditioned upon his continued employment with Universal American. In addition, the right to nominate directors is not transferable, except that Capital Z may transfer its right to a third-party buyer who acquires 10% or more of the outstanding common stock of Universal American from Capital Z.

      Treasury Stock

      During 2000, the Board of Directors approved a plan to re-purchase up to
0.5 million shares of Company stock in the open market. In March 2002, the Board of Directors approved an amendment of the plan to increase the amount of shares available for repurchase from 0.5 million to 1.0 million shares. The purpose of this plan is to fund employee stock bonuses.

      During the year ended December 31, 2002, the Company acquired 0.3 million shares at a cost of $1.5 million during the year at market prices ranging from $4.06 to $7.54 per share. The Company distributed 0.1 million shares in the form of officer and employee bonuses at market prices ranging from $6.45 to $6.81 per share at the date of distribution, amounting to $0.6 million.

      During the year ended December 31, 2001, the Company acquired 0.2 million shares at a cost of $0.8 million during the year at market prices ranging from $3.75 to $6.87 per share. The Company distributed 0.2 million shares in the form of officer and employee bonuses at market prices ranging from $3.88 to $6.81 per share at the date of distribution, amounting to $0.8 million.

      Additional Paid In Capital

      The Company provided loans to certain members of management to purchase shares of common stock in connection with the 1999 acquisition. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Repayments of these loans increase additional paid in capital. As of December 31, 2002, the outstanding balance of these loans was $0.9 million. The terms of these loans include a provision whereby they will be forgiven should the closing price of the Company's common stock reach a level of $9.50 for each and every day during any period of 60 consecutive calendar days prior to August 1, 2003.

      Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are as follows:

                                                                         December 31,
                                                           2002              2001            2000
                                                         --------        ------------      -------
                                                                      (In thousands)
      Net unrealized appreciation
        on investments                                   $ 50,880         $ 12,234         $ 5,406
      Deferred acquisition cost adjustment                 (2,320)            (361)            972
      Foreign currency translation gains (losses)          (2,574)          (3,253)            743
      Deferred tax on the above                           (16,099)          (3,017)         (2,246)
                                                         --------         --------         -------
           Accumulated other comprehensive income        $ 29,887         $  5,603         $ 4,875
                                                         ========         ========         =======

8.    STOCK BASED COMPENSATION

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

      The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 2002, a total of 7.3 million shares were eligible for grant under the plan. There were 4.6 million shares reserved for outstanding options awarded under the 1998 ICP, 1.4 million shares issued pursuant to previous awards and 1.3 million shares reserved for issuance under future Awards at December 31, 2002.

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

      Stock Awards

      In accordance with the 1998 ICP, the Company grants restricted stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed and awarded in the same year. The Company granted awards to non-officer employees of 7,721 shares with a fair value of $5.92 per share during 2002, 11,386 shares with a fair value of $6.81 per share during 2001 and 32,290 shares with a fair value of $4.00 per share during 2000. Officer grants are accrued for during the year for which they are earned and awarded the following year. The Company granted awards to officers of 182,000 shares with a fair value of $5.57 per share for 2002 performance, 103,216 shares with a fair value of $6.45 per share for 2001 performance and 176,614 shares with a fair value of $3.94 per share for 2000 performance. The Company recognized compensation expense of $1.1 million for the year ended December 31, 2002, $0.7 million for 2001 and $0.8 million for 2000.

      Agent's Stock Purchase Plan

      The Company offers shares of its common stock for sale to qualifying agents of the Insurance Subsidiaries pursuant to the Company's Agents Stock Purchase Plan ("ASPP"). Shares are sold at market price and, accordingly, no expense is recognized. Pursuant to the ASPP, agents purchased 30,250 shares at a weighted average price of $6.30 per share in 2002, 13,100 shares at a weighted average price of $4.89 per share in 2001, and 16,050 shares at a weighted average price of $4.00 per share in 2000.

      Agent's Deferred Compensation Plan

      The Company also offers shares of Common Stock for sale to its agents pursuant to the Company's Deferred Compensation Plan for Agents ("DCP"). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent's commissions. Both the agent's participation in the DCP and the Company's obligation to match the agent's deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price and, accordingly, no expense is recognized, except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounting to $0.3 million in 2002, $0.2 million in 2001 and $0.1 million in 2000.

      Option Awards

      A summary of the status of the Company's stock option plans during the three years ended December 31, 2002 and changes during the years ending on those dates is presented below:

                                                       2002                           2001                           2000
                                               ----------------------        ------------------------      -------------------------
                                                            Weighted-                       Weighted-                      Weighted-
                                                             Average                         Average                        Average
Fixed                                                       Exercise                        Exercise                       Exercise
Options                                        Options        Price          Options          Price        Options           Price
-------                                        -------      ---------        -------        ---------      -------         ---------
                                           (In thousands)                   (In thousands)                 (In thousands)
Outstanding-beginning of year                   4,916         $3.31           4,643           $3.22          4,388           $3.09
Granted                                           940          6.64             485            4.14            682            4.30
Exercised                                        (284)         3.30            (168)           2.95            (17)           2.60
Terminated                                        (59)         4.21             (44)           3.60           (410)           3.18
                                                -----                         -----                          -----

Outstanding-end of year                         5,513         $3.87           4,916           $3.31          4,643           $3.22
                                                =====                         =====                          =====
Options exercisable at end of
    Year                                        3,601         $3.51           2,911           $3.16          2,157           $2.90
                                                =====                         =====                          =====

      A summary of the weighted average fair value of options granted during the three years ended December 31, 2002 is presented below:

                                               2002                           2001                              2000
                                     ------------------------        -------------------------        --------------------------
                                                    Weighted-                        Weighted-                         Weighted-
                                                    Average                          Average                            Average
                                     Options       Fair Value        Options        Fair Value        Options         Fair Value
                                     -------       ----------        -------        ----------        -------         ----------
                                  (In thousands)                  (In thousands)                   (In thousands)
Above market                             176          $2.11             93             $1.13            160              $1.34
At market                                629           4.08            382              2.60            286               1.72
Below market                             135           3.01             10              2.16            236               1.86
                                         ---                           ---                              ---

Total granted                            940          $3.55            485             $2.31            682              $1.68
                                         ===                           ===                              ===

The following table summarizes information about stock options outstanding at December 31, 2002:

                              Number                 Weighted-                                    Number
                           Outstanding                Average               Weighted-           Exercisable            Weighted-
    Range of                    at                   Remaining               Average                at                  Average
 Exercise Prices        December 31, 2002         Contractual Life       Exercise Price     December 31, 2002       Exercise Price
 ---------------        -----------------         ----------------       --------------     -----------------       --------------
                          (In thousands)                                                     (In thousands)
  $1.88 - 3.12                  994                    4.6 years              $2.49                   994               $2.49
          3.15                2,360                    5.9 years               3.15                 1,456                3.15
   3.25 - 4.79                1,045                    5.4 years               4.01                   683                3.92
   5.00 - 8.55                1,114                    6.7 years               6.50                   468                6.18
                              -----                                                                 -----
  $1.88 - 8.55                5,513                    5.7 years              $3.87                 3,601               $3.51
                              =====                                                                 =====

      A summary of the activity relating to the options awarded by the Company for employees, directors and agents for the three years ended December 31, 2002, is as follows:

                                                                                         Agents &         Range of Exercise
                                    Employees        Directors          Others             Total                Prices
                                    ---------        ---------          ------           --------         -----------------
                                                           (In thousands)
Balance, January 1, 2000               3,286             129               973             4,388
       Granted                           471              51               160               682            $3.15 - $5.06
       Exercised                         (12)             (5)               --               (17)           $2.25 - $3.15
       Terminated                       (375)             --               (35)             (410)           $2.25 - $4.25
                                       -----             ---             -----             -----
Balance, December 31, 2000             3,370             175             1,098             4,643
       Granted                           334              48               103               485            $3.15 - $6.00
       Exercised                         (83)            (10)              (75)             (168)           $2.20 - $4.06
       Terminated                        (23)             (3)              (18)              (44)           $3.15 - $4.25
                                       -----             ---             -----             -----
Balance, December 31, 2001             3,598             210             1,108             4,916
       Granted                           571              53               316               940            $4.75 - $8.55
       Exercised                        (131)            (10)             (143)             (284)           $2.00 - $5.31
       Terminated                        (34)            (11)              (14)              (59)           $2.25 - $6.45
                                       -----             ---             -----             -----
Balance, December 31, 2002             4,004             242             1,267             5,513
                                       =====             ===             =====             =====

      At December 31, 2002, approximately 2.3 million, 0.2 million and 1.1 million options were exercisable by employees, directors and agents, respectively.

      Options Granted to Employees

      Options are generally granted to eligible employees at a price not less than the market price of the Company's common stock on the date of the grant. Option shares may be exercised subject to the terms prescribed by the individual grant agreement, however, options generally vest 50% after the first year and 50% after the second year. Vested options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. Because these awards are made at a price equal to or greater than market on the date of grant, no compensation cost is recognized for such awards. The Company issued 2.3 million below market stock options with an exercise price of $3.15 per share to certain employees and members of management on August 1, 1999. During 2000, the Company issued an additional 0.2 million below market stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. As of December 31, 2002, the number of these options outstanding decreased to 2.0 million, primarily through employee terminations. These options generally vest 20% upon grant and 20% each subsequent year. However, 0.6 million vest after seven years, subject to certain criteria, which could accelerate vesting to five years. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. In accordance with APB 25, the Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant of $0.6 million for the year ended December 31, 2002, $0.6 million for 2001 and $0.8 million for 2000.

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

      Stock Option Plan for Agents and Others

      On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the board of directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options expire ten years from the date of the grant. Options outstanding under this plan total 102,786, all of which are exercisable. In 1998, agents and other persons became eligible for options under the 1998 ICP. Agents were issued a total of 166,200 options with an exercise price of $8.42 per share in 2002 for 2001 sales performance 159,600 options with an exercise price of $5.00 per share in 2001 for 2000 sales performance and 142,000 options with an exercise price of $5.31 per share in 2000 for 1999 sales performance. These options vest in equal installments over a three year period and expire five years from the date of grant.

      In connection with the acquisition of the Pennsylvania Life, the Company adopted additional stock option plans for agents and regional managers of the Career segment. The Career agents and managers were eligible to earn stock and stock options based on new premium production at predetermined exercise prices. A total of 1,486,730 shares were eligible for award under this plan, which ended at December 31, 2001. Options and stock awarded to agents under this plan cliff vest 24 months after the end of the year of option grant and expire at the earliest of the termination date as an agent or 30 days after the option becomes exercisable. The Career agents were awarded, net of terminations, 67,173 options with an exercise price of $4.79 related to 2001 sales performance, 59,768 options with an exercise price of $4.17 related to 2000 sales performance and 68,077 options with an exercise price of $3.62 related to 1999 sales performance. The Career agents were also awarded stock grants, net of terminations of 71,429 shares based on $4.79 per share for 2001 sales performance, 63,097 shares based on $4.17 per share for 2000 sales performance and 68,077 shares based on $3.62 per share for 1999 sales performance. Regional managers of the Career segment were awarded 64,242 options with an exercise price of $4.79 for 2001 sales performance, 19,904 options with an exercise price of $4.17 per share for 2000 performance and 37,762 options with an exercise price of $3.62 for 1999 sales performance. In accordance with SFAS 123, the fair values of these options are expensed over the vesting period of each award. Total expense relating to the above plans was $0.7 million for the year ended December 31, 2002, $0.2 million for 2001 and $0.5 million for 2000.

9.    STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

      Statutory Capital and Surplus Requirements

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

      The Insurance Subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the Insurance Subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At December 31, 2002 and 2001 the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $106.5 million and $107.0 million, respectively. The net statutory loss for the year ended December 31, 2002 was $9.1 million, which included net realized losses of $16.8 million. Statutory net income for the year ended December 31, 2001 was $14.6 million, which included net realized gains of $1.3 million.

      The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2002 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were $38.1 million and $58.6 million as of December 31, 2002 and 2001, respectively. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at December 31, 2002.

      Dividend Restrictions

      American Progressive is a New York insurance company. New York State Insurance Law provides that the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance. Management expects that no dividend would be approved until American Progressive had generated sufficient statutory profits to offset its negative unassigned surplus.

      Pennsylvania Life is a Pennsylvania insurance company and American Exchange, Constitution, Marquette and Union Bankers are Texas insurance companies. Pennsylvania and Texas insurance law provides that a life insurer may pay dividends or make distributions from accumulated earning without the prior approval of the Insurance Department, provided they do not exceed the greater of
(i) 10% of the insurer's surplus as to policyholders as of the preceding December 31st; or (ii) the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $10.6 million to American Exchange (its direct parent) without the prior approval from the Pennsylvania Insurance Department in 2003. American Exchange, Constitution, Marquette and Union Bankers had negative earned surplus at December 31, 2002 and would not be able to pay dividends in 2003 without special approval.

      American Pioneer and Peninsular are Florida insurance companies. Florida State insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when: a) the dividend is paid from that portion of the accumulated and available surplus of the Company as is derived from the net operating profits of its business and its net realized capital gains; b) the dividend is no more than the greater of (i) 10% of the insurer's surplus as to policyholders derived from net operating profits on its business and net realized capital gains; or (ii) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; c) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and d) the insurer has filed notice with the department at least 10 business days prior to the dividend payment or distribution. American Pioneer and Peninsular had negative unassigned surplus and would not be able to pay dividends in 2003 without special approval.

      Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. Accordingly, we anticipate that Penncorp lLife (Canada) be able to pay dividends of up to $6.6 million to Universal American in 2003.

      Dividends Paid

      During the year ended December 31, 2002, Pennsylvania Life paid ordinary dividends to American Exchange totaling $3.0 million. Penncorp Life (Canada) paid dividends to Universal American totaling $5.9 million during 2002. CHCS Services, Inc. also paid dividends to Universal American totaling $9.1 million in 2002.

      During the year ended December 31, 2001, Union Bankers paid an ordinary dividend to American Exchange of $1.7 million. Union Bankers also distributed its investment in the common stock of Marquette to American Exchange in the form of an extraordinary dividend. Additionally, Peninsular paid an extraordinary dividend of $1.9 million to American Pioneer in 2001. CHCS Services, Inc. also paid dividends to Universal American totaling $9.3 million in 2001.

      During the year ended December 31, 2000, Pennsylvania Life and Union Bankers paid ordinary dividends to American Exchange of $2.9 million and $2.0 million, respectively. Additionally, Peninsular Life paid an extraordinary dividend of $1.5 million to Universal American in 2000.

10.   DEFERRED POLICY ACQUISTION COSTS:

      Details with respect to deferred policy acquisition costs (in thousands) for the three years ended December 31, 2002 are as follows:

      Balance at January 1, 2000                                                                        $     34,943

                Capitalized costs                                                                             24,200
                Adjustment relating to unrealized loss on fixed maturities                                    (2,209)
                Foreign currency adjustment                                                                       (8)
                Amortization                                                                                  (6,866)
                Adjustment relating to the decision to exit the major medical line of business                (1,409)
                                                                                                        ------------
      Balance at December 31, 2000                                                                            48,651

                Capitalized costs                                                                             29,550
                Adjustment relating to unrealized loss on fixed maturities                                    (1,334)
                Foreign currency adjustment                                                                     (478)
                Amortization                                                                                 (10,364)
                                                                                                        ------------
      Balance at December 31, 2001                                                                            66,025

                Capitalized costs                                                                             40,550
                Adjustment relating to unrealized loss on fixed maturities                                    (1,958)
                Foreign currency adjustment                                                                      176
                Amortization                                                                                 (12,700)
                                                                                                        ------------
      Balance at December 31, 2002                                                                      $     92,093
                                                                                                        ============

      During the year ended December 31, 2000, the Company decided to exit the major medical line of business. This resulted in a reduction in the projected gross profits for that line of business and accordingly, deferred policy acquisition costs of $1.4 million were written off as of December 31, 2000. No deferred policy acquisition costs were written off for the years ended December 31, 2002 or 2001.

11.   ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES:

Activity in the accident & health policy and contract claim liability is as follows:

                                                 2002            2001            2000
                                               --------        --------        --------
                                                            (In thousands)
      Balance at beginning of year             $ 79,596        $ 77,884        $ 72,261
           Less reinsurance recoverables        (44,685)        (43,502)        (36,231)
                                               --------        --------        --------

      Net balance at beginning of year           34,911          34,382          36,030
                                               --------        --------        --------

      Balances acquired                           3,198              --              --

      Incurred related to:
           Current year                          99,491          74,204          59,700
           Prior years                           (1,506)           (613)            299
                                               --------        --------        --------
      Total incurred                             97,985          73,591          59,999
                                               --------        --------        --------

      Paid related to:
           Current year                          68,329          51,627          43,843
           Prior years                           28,576          21,094          17,631
                                               --------        --------        --------
      Total paid                                 96,905          72,721          61,474
                                               --------        --------        --------

      Foreign currency adjustment                   102            (341)           (173)
                                               --------        --------        --------

      Net balance at end of year                 39,291          34,911          34,382
      Plus reinsurance recoverables              48,925          44,685          43,502
                                               --------        --------        --------

      Balance at end of year                   $ 88,216        $ 79,596        $ 77,884
                                               ========        ========        ========

      In 2002, the Company acquired, through a 100% quota share reinsurance agreement, a block on Medicare supplement business representing approximately $20.0 million of annualized premium in force. The balances acquired represent the accident & health claim liabilities acquired in this transaction.

      During 2002, the favorable development on the accident and health claims reserves resulted from the improvement in claims management processes in the Career Agency segment. For each of the years ended December 31, 2001 and 2000, the favorable or unfavorable development on accident and health claim reserves was less than two percent of the prior year net balance.

12. REINSURANCE:

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

      At December 31, 2002 and 2001 amounts recoverable from all our reinsurers were as follows:

                                                  2002              2001
                                                --------          --------
               Reinsurer                              (In thousands)
               General & Cologne                $ 99,412          $ 94,296
               Hannover                           74,302            67,849
               Transamerica                       15,680            19,430
               Other                              30,706            30,957
                                                --------          --------
                    Total                       $220,100          $212,532
                                                ========          ========

      At December 31, 2002, the total amount recoverable from reinsurers included $216.4 million recoverable on future policy benefits and unpaid claims and $3.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2001, the total amount recoverable from reinsurers included $207.4 million recoverable on future policy benefits and unpaid claims and $5.1 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

      A summary of reinsurance activity for the three years ended December 31, 2002 is presented below:

                                                            As of December 31,
                                           ---------------------------------------------------
                                               2002                2001                 2000
                                           -----------         -----------         -----------
                                                             (In thousands)
      Life insurance in force
        Gross amount                       $ 3,105,477         $ 3,266,564         $ 3,651,778
        Ceded to other companies              (692,132)           (687,615)           (916,669)
        Assumed from other companies            62,423              48,747              51,175
                                           -----------         -----------         -----------
        Net amount                         $ 2,475,768         $ 2,627,696         $ 2,786,284
                                           ===========         ===========         ===========
      Percentage of assumed to net                   3%                  2%                  2%


                                                         Year Ended December 31,
                                           ---------------------------------------------------
      Premiums                                 2002                2001               2000
                                           -----------         -----------         -----------
                                                              (In thousands)
        Life insurance                     $    37,682         $    36,411         $    41,371
        Accident & health                      549,004             477,164             409,952
                                           -----------         -----------         -----------
          Total gross premiums                 586,686             513,575             451,323
                                           -----------         -----------         -----------

      Ceded to other companies
        Life insurance                          (7,656)             (7,875)            (10,210)
        Accident & health                     (317,528)           (279,043)           (224,415)
                                           -----------         -----------         -----------
          Total ceded premiums                (325,184)           (286,918)           (234,625)
                                           -----------         -----------         -----------

      Assumed from other companies
        Life insurance                           1,044               2,071               2,538
        Accident & health                        4,031                 478                 517
                                           -----------         -----------         -----------
         Total assumed premium                   5,075               2,549               3,055
                                           -----------         -----------         -----------

      Net amount
        Life insurance                          31,070              30,607              33,699
        Accident & health                      235,507             198,599             186,054
                                           -----------         -----------         -----------
          Total net premium                $   266,577         $   229,206         $   219,753
                                           ===========         ===========         ===========

      Percentage of assumed to net
        Life insurance                               3%                  7%                  8%
        Accident & health                            2%                  -%                  -%
                                           -----------         -----------         -----------
                                           -----------         -----------         -----------
        Total assumed to total net                   2%                  1%                  1%
                                           ===========         ===========         ===========
                                           ===========         ===========         ===========

      Claims recovered                     $   224,676         $   201,121         $   175,700
                                           ===========         ===========         ===========

13.   LOAN AGREEMENTS:

      The Company entered into an $80 million credit facility consisting of a $70 million term loan and a $10 million revolving loan facility in connection with the 1999 Acquisition on July 30, 1999. The term loan calls for interest at the London Interbank Offering Rate for one, two, three or six months ("LIBOR") plus 350 basis points with principal repayment over a seven-year period and a final maturity date of July 31, 2006. The Company incurred loan origination fees of $3.5 million, which were capitalized and are amortized on a straight-line basis over the life of the loan. At December 31, 2002, the unamortized balance was $1.9 million. The term loan is secured by a first priority interest in 100% of the outstanding common stock of American Exchange, American Progressive, WorldNet and 65% of the outstanding common stock of UAFC (Canada) Inc. (the 100% parent of Penncorp Life (Canada)) and a subordinate interest in 100% of the outstanding common stock of American Pioneer. In August 2000, to fund our acquisition of CHCS, the Company drew down $3.0 million of the revolving loan facility, which amount currently incurs interest at a rate consistent with the term loan and is due to mature on July 31, 2004. The Company pays an annual commitment fee of 50 basis points on the unutilized facility, which is currently $7.0 million. For the year ended December 31, 2002, 2001 and 2000, the Company paid $2.6 million, $5.2 million and $7.1 million, respectively in interest and fees in connection with the credit facility.

      The following table shows the schedule of remaining principal payments (in thousands) on the Company's outstanding term loan, with the final payment in July 2006:

              2003                  $   11,525
              2004                      12,400
              2005                      13,275
              2006                      10,575
                                    ----------
                Total               $   47,775
                                    ==========

      The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 2002:

                                As of December 31,                             Year Ended December 31,
                       ------------------------------          ----------------------------------------------------
                                                                                   Weighted
                                                                 Maximum           Average(a)               Average
                          Amount             Interest             Amount             Amount                Interest
                       Outstanding             Rate            Outstanding        Outstanding              Rate (b)
                       -----------           --------          -----------        -----------              --------
                      (In thousands)                         (In thousands)     (In thousands)
      2002               $ 50,775               5.33%           $ 61,475            $ 55,731                 5.44%
                         ========              =====            ========            ========                =====
      2001               $ 61,475               5.43%           $ 69,650            $ 65,490                 7.84%
                         ========              =====            ========            ========                =====
      2000               $ 69,650              10.22%           $ 71,500            $ 70,056                10.05%
                         ========              =====            ========            ========                =====

      ----------
      (a) The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.

      (b) The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

      In connection with the pending acquisition, the Company intends to refinance the above term loan. It is anticipated that the new credit facility will total $85 million, consisting of a $70 million five year term loan with a $15 million revolver. The Company intends to use the proceeds from the term loan, along with existing cash, to repay the existing term loan and finance the acquisition of Pyramid Life. The refinancing, if consumated, would trigger the immediate amortization of the capitalized loan origination fees from the existing term loan resulting in an pre-tax expense of approximately $1.9 million.

14. TRUST PREFERRED SECURITIES:

      In December 2002, the Company formed Universal American Statutory Trust I, a Connecticut statutory business trust (the "Trust"), and issued, through a private placement, $15.0 million, thirty year floating rate trust preferred securities (the "Capital Securities"). The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in floating rate junior subordinated deferrable interest debentures of the Company due 2032 (the "Junior Subordinated Debt"). The proceeds were used to support the growth of the Company's insurance subsidiaries and retained at the parent company in anticipation of funding the acquisition of Pyramid Life (see Note 4 - Pending Acquisition).

      The Capital Securities represent an undivided beneficial interest in the Trust's assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities generally have no voting rights. The Company owns all of the common securities of the Trust. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from December 4, 2002, the date of issuance, and payable quarterly in arrears commencing March 4, 2003 at a floating rate equal to the three-month LIBOR plus 4.0% (currently 5.4%) of the stated liquidation amount of $1,000 per Capital Security. The floating rate resets quarterly and is limited to a maximum of 12.5% through December 4, 2007. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt on or after December 4, 2007.

      The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trust's obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trust has funds available to make such payments.

      The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

15.   COMMITMENTS AND CONTINGENCIES:

      The Company is obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Rent expense for the three years ended December 2002, 2001 and 2000 was $1.7 million, $1.8 million, and $2.9 million, respectively. The minimum rental commitments, subject to escalation clauses, at December 31, 2002 under non-cancelable operating leases (in thousands) are as follows:

            2003                             $   2,005
            2004                                 1,807
            2005                                 1,279
            2006                                 1,145
            2007 and thereafter                  3,764
                                             ---------
                 Totals                      $  10,000
                                             =========

      In addition to the above, Pennsylvania Life is the named lessee on approximately 40 properties occupied by our Career Agents for uses as field offices. Rent for these field offices is reimbursed by the agents. Total annual rent obligation for these field offices is approximately $633,000.

      The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company.

      A lawsuit has been commenced against Universal American, its subsidiary American Progressive Life & Health Insurance Company, and Richard Barasch, by Marvin Barasch, the former Chairman of American Progressive. The suit primarily arises out of Marvin Barasch's employment with American Progressive and includes unrelated personal claims against Richard Barasch. The Company and Richard Barasch believe that the allegations are totally without merit and that the likelihood of material recovery by the plaintiff is remote.

16.   UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

      Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year, starting at the end of the second year. Currently, the Company matches 50% of the employee's first 4% of contributions to 2% of the employee's eligible compensation with Company common stock. The Company made matching contributions under the Savings Plan of $0.3 million in 2002, $0.3 million in 2001 and, $0.3 million in 2000. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. At December 31, 2002 and 2001, the Savings Plan held 533,732 and 468,943 shares, respectively of the Company's common stock, which represents 37.5% of total plan assets as of December 31, 2002 and 34.4% of total plan assets as of December 31, 2001. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

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

      e. Loan payable and trust preferred securities: Fair value for the loan payable and trust preferred securities is equal to the carrying amount.

      f. Accounts receivable and uncollected premiums: Accounts receivable and uncollected premiums are primarily insurance contract related receivables, which are determined based upon the underlying insurance liabilities and added reinsurance amounts.

      The estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

                                                           2002                          2001
                                                ------------------------      ------------------------
                                                 Carrying                     Carrying
                                                  Amount      Fair Value        Amount      Fair Value
                                                --------      ----------      ---------     ----------
                                                     (In thousands)              (In thousands)
      Financial assets:
      Fixed maturities available for sale       $934,950       $934,950       $799,218       $799,218
      Equity securities                            1,645          1,645          4,199          4,199
      Policy loans                                23,745         23,745         24,043         24,043
      Other invested assets (a)                    1,305             --          1,362             --
      Mortgage loans (a)                           1,503             --          2,411             --
      Cash and cash equivalents                   36,754         36,754         47,990         47,990

      Financial liabilities:
        Investment contract liabilities          271,578        253,288        236,742        219,330
        Loan payable                              50,775         50,775         61,475         61,475
        Trust preferred securities                15,000         15,000             --             --

      ----------
      (a) Mortgage loans are carried at the aggregate unpaid balances and the fair market value was not determined as the amount involved was considered to be immaterial. Other invested assets consists mainly of collateralized loans which are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets.

18.   EARNINGS PER SHARE:

      The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                             For the Year Ended December 31, 2002
                                                        ----------------------------------------------
                                                           Income            Shares          Per Share
                                                        (Numerator)      (Denominator)        Amount
                                                        -----------      -------------       ---------
                                                         (In thousands, per share amounts in dollars)
      Weighted average common stock outstanding                              53,071
      Less: Weighted average treasury shares                                   (132)
                                                                             ------

      Basic EPS
      Net income applicable to common shareholders       $ 30,127            52,939           $   0.57
                                                         ========            ======           ========

      Effect of Dilutive Securities
      Stock options                                                           4,853
      Treasury stock purchased from proceeds of
        exercise of options                                                  (3,534)
                                                                             ------

      Diluted EPS
      Net income applicable to common
        Shareholders plus assumed conversions            $ 30,127            54,258           $   0.56
                                                         ========            ======           ========

                                                                  For the Year Ended December 31, 2001
                                                           --------------------------------------------------
                                                             Income               Shares            Per Share
                                                           (Numerator)         (Denominator)          Amount
                                                           -----------         -------------        ---------
                                                               (In thousands, per share amounts in dollars)
      Weighted average common stock outstanding                                   49,591
      Less: Weighted average treasury shares                                         (66)
                                                                                  ------

      Basic EPS
      Net income applicable to common shareholders           $ 28,925             49,525             $   0.58
                                                             ========             ======             ========

      Effect of Dilutive Securities
      Stock options                                                                4,113
      Treasury stock purchased from proceeds of
        exercise of options                                                       (3,181)
                                                                                  ------
      Diluted EPS
      Net income applicable to common
        Shareholders plus assumed conversions                $ 28,925             50,457             $   0.57
                                                             ========             ======             ========

                                                                  For the Year Ended December 31, 2000
                                                           --------------------------------------------------
                                                             Income               Shares            Per Share
                                                           (Numerator)         (Denominator)          Amount
                                                           -----------         -------------        ---------
                                                               (In thousands, per share amounts in dollars)
      Weighted average common stock outstanding                                   46,761
      Less: Weighted average treasury shares                                         (31)
                                                                                  ------
      Basic EPS
      Net income applicable to common shareholders           $ 22,885             46,730             $   0.49
                                                             ========             ======             ========
      Effect of Dilutive Securities
      Stock options                                                                1,881
      Treasury stock purchased from proceeds of
        exercise of options                                                       (1,496)
                                                                                  ------
      Diluted EPS
      Net income applicable to common
        Shareholders plus assumed conversions                $ 22,885             47,115             $   0.49
                                                             ========             ======             ========

19.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                         Before Tax    Tax Expense     Net of Tax
                                                           Amount       (Benefit)        Amount
                                                         ----------    -----------     ----------
                                                                     (In thousands)
      Year ended December 31, 2002

      Net unrealized gain arising during
        the year (net of deferred acquisition costs)       $31,605       $11,066         $20,539
      Reclassification adjustment for gains
        included in net income                               5,083         1,779           3,304
                                                           -------       -------         -------
         Net unrealized gains                               36,688        12,845          23,843
      Foreign currency translation adjustment                  679           238             441
                                                           -------       -------         -------

      Other comprehensive income                           $37,367       $13,083         $24,284
                                                           =======       =======         =======

                                                              Before Tax         Tax Expense          Net of Tax
                                                                Amount            (Benefit)             Amount
                                                              ----------         -----------          ----------
                                                                              (In thousands)
      Year ended December 31, 2001

      Net unrealized gain arising during
        the year (net of deferred acquisition costs)           $  8,572            $ 3,001            $  5,571
      Reclassification adjustment for gains
        included in net income                                   (3,078)            (1,078)             (2,000)
                                                               --------            -------            --------
         Net unrealized gains                                     5,494              1,923               3,571
      Foreign currency translation adjustment                    (3,996)            (1,153)             (2,843)
                                                               --------            -------            --------

      Other comprehensive income                               $  1,498            $   770            $    728
                                                               ========            =======            ========

                                                              Before Tax         Tax Expense          Net of Tax
                                                                Amount            (Benefit)             Amount
                                                              ----------         -----------          ----------
                                                                              (In thousands)
      Year ended December 31, 2000
      Net unrealized gain arising during
        the year (net of deferred acquisition costs)           $ 20,531            $ 7,498            $ 13,033
      Reclassification adjustment for gains included
        in net income                                              (146)               (51)                (95)
                                                               --------            -------            --------
         Net unrealized gains                                    20,385              7,447              12,938
      Foreign currency translation adjustment                    (1,434)              (258)             (1,176)
                                                               --------            -------            --------

      Other comprehensive income                               $ 18,951            $ 7,189            $ 11,762
                                                               ========            =======            ========

20.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

      The quarterly results of operations for the three years ended December 31, 2002 are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts.

                   2002                                                    Three Months Ended
--------------------------------------------           --------------------------------------------------------------
                                                       March 31,      June 30,       September 30,       December 31,
                                                       ---------      --------       -------------       ------------
                                                                            (In thousands)
Total revenue                                           $82,166       $76,690            $83,956            $88,711
Total benefits, claims & other expenses                  70,541        72,217             71,079             73,656
                                                        -------       -------            -------            -------

Income before income taxes                               11,625         4,473             12,877             15,055
Income tax expense                                        4,127         1,155              4,558              4,063
                                                        -------       -------            -------            -------

Net income applicable to common shareholders            $ 7,498       $ 3,318            $ 8,319            $10,992
                                                        =======       =======            =======            =======
Basic earnings per share                                $  0.14       $  0.06            $  0.16            $  0.21
                                                        =======       =======            =======            =======
Diluted earnings per share                              $  0.14       $  0.06            $  0.15            $  0.20
                                                        =======       =======            =======            =======

                   2001                                                   Three Months Ended
--------------------------------------------           --------------------------------------------------------------
                                                       March 31,      June 30,       September 30,       December 31,
                                                       ---------      --------       -------------       ------------
                                                                            (In thousands)
Total revenue                                           $76,671       $74,764            $73,851            $75,657
Total benefits, claims & other expenses                  65,750        65,298             63,132             63,401
                                                        -------       -------            -------            -------

Income before income taxes                               10,921         9,466             10,719             12,256
Income tax expense                                        3,885         3,392              3,797              3,364
                                                        -------       -------            -------            -------

Net income applicable to common shareholders            $ 7,036       $ 6,074            $ 6,922            $ 8,892
                                                        =======       =======            =======            =======
Basic earnings per share                                $  0.15       $  0.13            $  0.13            $  0.17
                                                        =======       =======            =======            =======
Diluted earnings per share                              $  0.15       $  0.13            $  0.13            $  0.16
                                                        =======       =======            =======            =======

                  2000                                                            Three Months Ended
-------------------------------------------             ------------------------------------------------------------------

                                                        March 31,          June 30,       September 30,       December 31,
                                                        ---------          --------       -------------       ------------
                                                                                (In thousands)
Total revenue                                           $70,770            $71,826            $71,469            $70,026
Total benefits, claims & other expenses                  61,956             62,990             63,203             62,876
                                                        -------            -------            -------            -------

Income before income taxes                                8,814              8,836              8,266              7,150
Income tax expense                                        3,155              3,207              2,853                966
                                                        -------            -------            -------            -------

Net income applicable to common shareholders            $ 5,659            $ 5,629            $ 5,413            $ 6,184
                                                        =======            =======            =======            =======

Basic earnings per share                                $  0.12            $  0.12            $  0.12            $  0.13
                                                        =======            =======            =======            =======
Diluted earnings per share                              $  0.12            $  0.12            $  0.12            $  0.13
                                                        =======            =======            =======            =======

      Significant Fourth Quarter Adjustments

      During the fourth quarter, the Company performs an annual evaluation of the recoverability of its tax net operating loss carryforwards, based on a projection of future taxable income. As a result of the continued profitability of the Company's operating segments, valuation allowances on certain of the Company's tax loss carryforwards were no longer considered necessary. The tax valuation allowance released through deferred tax expense was $1.6 million, or $0.03 per diluted share, during the fourth quarter of 2002, $0.7 million, or $0.01 per diluted share, during 2001 and $1.3 million, or $0.03 per diluted share, during 2000. During the fourth quarter of 2000, management decided to exit the individual major medical business to the extent possible. Based on this decision the deferred acquisition costs for that line of business were written off, resulting in a pre tax charge of $1.4 million ($0.02 per diluted share after tax) in the fourth quarter of 2000.

21.   BUSINESS SEGMENT INFORMATION:

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

      SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive and Constitution, which distribute senior market products through general agency and brokerage distribution systems. The products include Medicare supplement/select, long term care, senior life insurance and annuities. In 2002, we combined our Special Markets segment with our Senior Market Brokerage segment.

      ADMINISTRATIVE SERVICES -- CHCS Services, Inc. acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance products and non-insurance products. The services that we perform include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

      CORPORATE -- This segment reflects the activities of our holding company, including the payment of interest on our debt, certain senior executive compensation, and the expense of being a public company.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency and Senior Market Brokerage segments and interest on notes issued by the Corporate segment to the other operating segments.

      Financial data by segment for the three years ended December 31, 2002 is as follows:

                                           December 31, 2002               December, 31, 2001              December 31, 2000
                                     --------------------------        -------------------------       ------------------------
                                                                             (in thousands)
                                                       Segment                           Segment                        Segment
                                                       Income                            Income                         Income
                                                       (Loss)                            (Loss)                         (Loss)
                                                       Before                            Before                         Before
                                      Segment          Income           Segment          Income         Segment         Income
                                      Revenue           Taxes           Revenue           Taxes         Revenue          Taxes
                                     ---------        ---------        ---------        --------       ---------        -------
Career Agency                        $ 159,215        $  33,470        $ 160,295        $ 28,427       $ 161,719        $28,814
Senior Market Brokerage                165,498           14,904          128,441          13,716         116,825         10,281
Administrative Services                 43,218            7,632           33,153           6,625          24,207          3,844
                                     ---------        ---------        ---------        --------       ---------        -------
   Subtotal                            367,931           56,006          321,889          48,768         302,751         42,939
Corporate                                                (6,893)             360          (8,483)            358        (10,019)
Intersegment revenues                  (31,325)              --          (24,384)             --         (19,164)            --
                                     ---------        ---------        ---------        --------       ---------        -------
  Segment operating total(1)           336,606           49,113          297,865          40,285         283,945         32,920
Adjustments to segment total
   Net realized (losses) gains(1)       (5,083)          (5,083)           3,078           3,078             146            146
                                     ---------        ---------        ---------        --------       ---------        -------

                                     $ 331,523        $  44,030        $ 300,943        $ 43,363       $ 284,091        $33,066
                                     =========        =========        =========        ========       =========        =======

(1) We evaluate the results of operations of our segments based on operating income by segment. Operating revenue and income excludes realized gains and losses. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. Management believes that realized gains and losses are not indicative of overall operating trends. The schedule above reconciles our operating income to net income in accordance with generally accepted accounting principles.

      Identifiable assets by segment as of December 31, 2002 and 2001 are as follows:

                                       December 31, 2002      December 31, 2001
                                       -----------------      -----------------
      Career Agency                       $   683,720           $   605,758
      Senior Market Brokerage                 707,967               663,069
      Administrative Services                  19,332                30,930
                                          -----------           -----------
         Subtotal                           1,411,019             1,299,757
      Corporate                               375,219               304,434
      Intersegment assets(1)                 (384,570)             (333,975)
                                          -----------           -----------

                                          $ 1,401,668           $ 1,270,216
                                          ===========           ===========

            (1) Intersegment assets includes the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

22.   FOREIGN OPERATIONS:

            A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Career Agency segment by geographic area are as follows:

                              2002           2001           2000
                            --------       --------       --------
      Revenues                         (In thousands)
        United States       $103,480       $103,432       $104,848
        Canada                55,735         56,863         56,871
                            --------       --------       --------
          Total             $159,215       $160,295       $161,719
                            ========       ========       ========

            Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

                              2002           2001
                            --------       --------
                                 (In thousands)
      Assets                $175,365       $173,911
                            ========       ========
      Liabilities           $124,843       $111,211
                            ========       ========

  SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           DECEMBER 31, 2002 AND 2001

                                                               December 31, 2002
                                             -----------------------------------------------------
                                              Face         Amortized        Fair          Carrying
Classification                                Value           Cost          Value           Value
--------------                               --------      ---------       --------       --------
                                                              (In thousands)
US Treasury securities and obligations
  of US Government                           $ 89,389       $ 90,189       $ 91,850       $ 91,850
Corporate bonds                               374,294        374,087        402,743        402,743
Foreign bonds (1)                             315,241        166,689        176,545        176,545
Asset and mortgage-backed securities          253,077        253,089        263,812        263,812
Equity securities                                              1,661          1,645          1,645
                                                            --------       --------       --------
  Sub-total                                                  885,715       $936,595        936,595
                                                                           ========
Policy loans                                                  23,745                        23,745
Other invested assets                                          2,808                         2,808
                                                            --------                      --------
  Total investments                                         $912,268                      $963,148
                                                            ========                      ========

                                                            December 31, 2001
                                             -----------------------------------------------------
                                              Face         Amortized        Fair          Carrying
Classification                                Value           Cost          Value           Value
--------------                               --------      ---------       --------       --------
                                                              (In thousands)
US Treasury securities and obligations
  of US Government                           $ 35,263       $ 35,719       $ 36,970       $ 36,970
Corporate bonds                               357,336        357,431        364,616        364,616
Foreign bonds (1)                             241,925        157,077        157,662        157,662
Asset and mortgage-backed securities          245,406        236,617        239,970        239,970
Equity securities                                              4,339          4,199          4,199
                                                            --------       --------       --------
  Sub-total                                                  791,183       $803,417        803,417
                                                                           ========
Policy loans                                                  24,043                        24,043
Other invested assets                                          3,773                         3,773
                                                            --------                      --------
  Total investments                                         $818,999                      $831,233
                                                            ========                      ========

      (1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

                  See accompanying independent auditor's report

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                    2002           2001
                                                                                  --------       --------
ASSETS                                                                                 (In thousands)
Cash and cash equivalents                                                         $ 12,862       $  2,660
Fixed maturities, available for sale                                                    --          3,028
Investments in subsidiaries at equity                                              297,147        220,418
Note receivable from affiliate                                                      60,000         70,000
Capitalized loan origination fees                                                    1,899          2,428
Deferred tax asset                                                                     169            781
Other assets                                                                         3,142          5,119
                                                                                  --------       --------

Total assets                                                                       375,219        304,434
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Loan payable                                                                        50,775         61,475
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures                             15,000             --
Note payable to affiliates                                                          16,036          2,400
Due to subsidiary                                                                    4,653          6,468
Amounts payable and other liabilities                                                1,986          3,321
                                                                                  --------       --------

Total liabilities                                                                   88,450         73,664
                                                                                  --------       --------

Total stockholders' equity                                                         286,769        230,770
                                                                                  --------       --------

Total liabilities and stockholders' equity                                        $375,219       $304,434
                                                                                  ========       ========

                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                             2002            2001            2000
                                                           --------        --------        --------
                                                                        (In thousands)
REVENUES:

Net investment income                                      $  4,054        $  6,060        $  7,258
Realized losses                                              (1,307)             --              --
Other income                                                     88             100             107
                                                           --------        --------        --------

Total revenues                                                2,835           6,160           7,365
                                                           --------        --------        --------

EXPENSES:

Selling, general and administrative expenses                  5,708           3,990           3,833
Interest expense                                              3,095           5,152           7,097
                                                           --------        --------        --------

Total expenses                                                8,803           9,142          10,930
                                                           --------        --------        --------

Operating loss before provision for income taxes and
  equity income                                              (5,968)         (2,982)         (3,565)
Income tax expense                                           (2,085)            166           1,659
                                                           --------        --------        --------

Net loss before equity income of subsidiaries                (3,883)         (3,148)         (5,224)

Equity in undistributed income                               34,010          32,073          28,109
                                                           --------        --------        --------

Net income applicable to common shareholders               $ 30,127        $ 28,925        $ 22,885
                                                           ========        ========        ========

                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                                      2002            2001            2000
                                                                    --------        --------        --------
                                                                                (In thousands)
Cash flows from operating activities:
Net income                                                          $ 30,127        $ 28,925        $ 22,885
Adjustments to reconcile net income to
  net cash used by operating activities:
  Realized losses                                                      1,307              --              --
  Stock based compensation                                               863             863             830
  Equity earnings of subsidiaries                                    (34,010)        (32,073)        (28,109)
  Change in surplus note interest receivable                             583              --           2,721
  Change in amounts due to/from subsidiaries                          (1,815)         (3,212)          5,917
  Change in loan origination fees                                        529             530             558
  Change in deferred income taxes                                      1,251              94            (817)
  Change in other assets and liabilities                                (375)         (1,718)         (2,158)
                                                                    --------        --------        --------

Net cash provided (used) by operating activities                      (1,540)         (6,591)          1,827
                                                                    --------        --------        --------

Cash flows from investing activities:
Proceeds from sale of fixed maturities                                 1,721              --              --
Purchase of fixed maturities                                              --          (3,028)             --
Redemption of surplus note due from affiliate                         10,000              --              --
Capital contribution to insurance subsidiaries                       (14,872)        (11,362)         (1,400)
Purchase of additional common stock of Penncorp Life (Canada)        (18,121)             --              --
Purchase of business, net of cash acquired                                --            (650)         (6,189)
Investment in UAFC Statutory Trust I                                    (464)             --              --
                                                                    --------        --------        --------

Net cash used by investing activities                                (21,736)        (15,040)         (7,589)
                                                                    --------        --------        --------

Cash flows from financing activities:
Net proceeds from issuance of common stock                             1,042          26,242             213
Purchase of Treasury Stock                                            (1,271)           (764)           (711)
Issuance of note to subsidiary                                        18,511              --              --
Redemption of notes to subsidiaries                                   (4,105)         (5,500)             --
Issuance of trust preferred securities                                15,000              --              --
Increase in loan payable                                                  --              --           3,000
Principal repayment on debt                                          (10,700)         (8,175)         (3,350)
Dividends received from subsidiaries                                  15,001           9,276           3,409
                                                                    --------        --------        --------

 Net cash provided from financing activities                          33,478          21,079           2,561
                                                                    --------        --------        --------
 Net increase (decrease) in cash and cash equivalents                 10,202            (552)         (3,201)
 Cash and cash equivalents:
    At beginning of year                                               2,660           3,212           6,413
                                                                    --------        --------        --------
    At end of year                                                  $ 12,862        $  2,660        $  3,212
                                                                    ========        ========        ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                                         $  2,574        $  5,195        $  7,097
                                                                    ========        ========        ========
   Income taxes                                                     $     15        $    209        $     39
                                                                    ========        ========        ========

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

                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                 (In thousands)

                               Deferred      Reserves for                   Policy and
                             Acquisition    Future Policy      Unearned      Contract     Net Premium
            2002                Costs          Benefits        Premiums       Claims         Earned
            ----             -----------    -------------    -----------    ----------    -----------
Career Agency                  $42,527        $431,857       $        --     $20,426        $125,350
Senior Market Brokerage         49,566         466,895                --      74,508         141,227
Administrative Services             --              --                --          --              --
                               -------        --------       -----------     -------        --------
   Subtotal                     92,093         898,752                --      94,934         266,577
Corporate                           --              --                --          --              --
Intersegment                        --              --                --          --              --
                               -------        --------       -----------     -------        --------
   Segment Total               $92,093        $898,752       $        --     $94,934        $266,577
                               =======        ========       ===========     =======        ========

            2001
            ----
Career Agency                  $27,043        $387,860       $        --     $22,013        $126,144
Senior Market Brokerage         38,982         440,335                --      63,865         103,062
Administrative Services             --              --                --          --              --
                               -------        --------       -----------     -------        --------
   Subtotal                     66,025         828,195                --      85,878         229,206
Corporate                           --              --                --          --              --
Intersegment                        --              --                --          --              --
                               -------        --------       -----------     -------        --------
   Segment Total               $66,025        $828,195       $        --     $85,878        $229,206
                               =======        ========       ===========     =======        ========

            2000
            ----
Career Agency                  $15,335        $361,415       $        --     $21,235        $129,358
Senior Market Brokerage         33,316         437,505                --      63,856          90,395
Administrative Services             --              --                --          --              --
                               -------        --------       -----------     -------        --------
   Subtotal                     48,651         798,920                --      85,091         219,753
Corporate                           --              --                --          --              --
Intersegment                        --              --                --          --              --
                               -------        --------       -----------     -------        --------
   Segment Total               $48,651        $798,920       $        --     $85,091        $219,753
                               =======        ========       ===========     =======        ========

                                                                                    Other
                               Net Investment     Policyholder     Net Change     Operating
            2002                    Income          Benefits          in DAC       Expense
            ----               --------------     ------------     ----------     ---------
Career Agency                      $ 33,537         $ 78,429        $(15,308)     $  62,624
Senior Market Brokerage              23,946          113,940         (12,542)        49,101
Administrative Services                 470               --              --         34,072
                                   --------         --------        --------      ---------
   Subtotal                          57,953          192,369         (27,850)       145,797
Corporate                               229               --              --          8,803
Intersegment                           (466)              --              --        (33,268)
                                   --------         --------        --------      ---------
   Segment Total                   $ 57,716         $192,369        $(27,850)     $ 121,332
                                   ========         ========        ========      =========

            2001
            ----
Career Agency                      $ 32,768         $ 85,928        $(12,178)     $  58,111
Senior Market Brokerage              25,174           89,363          (7,008)        31,979
Administrative Services                 322               --              --         24,322
                                   --------         --------        --------      ---------
   Subtotal                          58,264          175,291         (19,186)       114,412
Corporate                               331               --              --          8,814
Intersegment                           (783)              --              --        (24,388)
                                   --------         --------        --------      ---------
   Segment Total                   $ 57,812         $175,291        $(19,186)     $  98,838
                                   ========         ========        ========      =========


            2000
            ----
Career Agency                      $ 31,714         $ 83,089        $(12,476)     $  62,264
Senior Market Brokerage              26,095           80,960          (3,449)        28,620
Administrative Services                  77               --              --         17,443
                                   --------         --------        --------      ---------
   Subtotal                          57,886          164,049         (15,925)       108,327
Corporate                               116               --              --         11,033
Intersegment                         (1,057)              --              --        (19,208)
                                   --------         --------        --------      ---------
   Segment Total                   $ 56,945         $164,049        $(15,925)     $ 100,152
                                   ========         ========        ========      =========

                  See accompanying independent auditor's report