Form 10-Q
period 2003-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-05-15
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2003
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

         The number of shares outstanding of the Registrant's Common Stock as of May 2, 2003 was 53,232,684.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                        3
         Consolidated Statements of Operations                                                              4
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                           5
         Consolidated Statements of Cash Flows                                                              6
         Notes to Consolidated Financial Statements                                                      7-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          16-29

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                         30-31

Item 4.  Controls and Procedures                                                                           31


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 31

Item 2.  Changes in Securities and Use of Proceeds                                                         31

Item 3.  Defaults Upon Senior Securities                                                                   31

Item 4.  Submission of Matters to a Vote of Security Holders                                               31

Item 5.  Other Information                                                                                 31

Item 6.  Exhibits and Reports on Form 8-K                                                                  32

         Signature                                                                                         32

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                       33-36

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                   2003              2002
                                                                                -----------      -----------
  ASSETS                                                                                (unaudited)
  Investments                                                                         (In thousands)
  Fixed maturities available for sale, at fair value
    (amortized cost: 2003, $967,106; 2002, $884,054)                            $ 1,016,780      $   934,950
  Equity securities, at fair value (cost: 2003, $3,068; 2002, $1,661)                 3,085            1,645
  Policy loans                                                                       25,735           23,745
  Other invested assets                                                               2,234            2,808
                                                                                -----------      -----------
    Total investments                                                             1,047,834          963,148

Cash and cash equivalents                                                            52,956           36,754
Accrued investment income                                                            11,962           11,885
Deferred policy acquisition costs                                                    98,963           92,093
Amounts due from reinsurers                                                         241,116          220,100
Due and unpaid premiums                                                               6,229            6,066
Deferred income tax asset                                                            31,029           35,842
Present value of future profits, goodwill and other intangible assets                49,782           10,960
Other assets                                                                         30,425           24,820
                                                                                -----------      -----------
    Total assets                                                                  1,570,296        1,401,668
                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                       328,728          271,578
Reserves for future policy benefits                                                 695,796          627,174
Policy and contract claims - life                                                     6,819            6,718
Policy and contract claims - health                                                  99,625           88,216
Loan payable                                                                         65,000           50,775
Company obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures                               25,000           15,000
Amounts due to reinsurers                                                             5,215            7,285
Other liabilities                                                                    49,334           48,153
                                                                                -----------      -----------
    Total liabilities                                                             1,275,517        1,114,899
                                                                                -----------      -----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares, issued
   and outstanding:  2003, 53.3 million shares;
   2002, 53.2 million shares)                                                           533              532
Additional paid-in capital                                                          159,017          158,264
Accumulated other comprehensive income                                               29,741           29,887
Retained earnings                                                                   106,954           99,406
Less:  Treasury stock (2003, 0.3 million shares;
          2002, 0.2 million shares)                                                  (1,466)          (1,320)
                                                                                -----------      -----------
    Total stockholders' equity                                                      294,779          286,769
                                                                                -----------      -----------
    Total liabilities and stockholders' equity                                  $ 1,570,296      $ 1,401,668
                                                                                ===========      ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


  THREE MONTHS ENDED MARCH 31,                                   2003           2002
                                                              ---------      ---------
  Revenues:                                          (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
   Direct premiums and policyholder fees earned               $ 154,646      $ 147,436
   Reinsurance premiums assumed                                   6,449            938
   Reinsurance premiums ceded                                   (81,909)       (83,462)
                                                              ---------      ---------
         Net premiums and policyholder fees earned               79,186         64,912

   Net investment income                                         14,378         14,327
   Realized gains on investments                                    110            143
   Fee and other income                                           4,239          2,784
                                                              ---------      ---------
          Total revenues                                         97,913         82,166
                                                              ---------      ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                         5,066          2,570
   Net claims and other benefits                                 50,740         42,646
   Interest credited to policyholders                             3,133          2,607
   Net increase in deferred acquisition costs                    (8,251)        (5,932)
   Amortization of present value of future profits                  121            422
   Commissions                                                   30,364         29,316
   Commission and expense allowances on reinsurance ceded       (22,356)       (24,737)
   Interest expense                                                 816            806
   Early extinguishment of debt (Note 8)                          1,766             --
   Other operating costs and expenses                            24,863         22,843
                                                              ---------      ---------
          Total benefits, claims and  expenses                   86,262         70,541
                                                              ---------      ---------

Income before taxes                                              11,651         11,625
Income tax expense                                                4,103          4,127
                                                              ---------      ---------
Net income                                                    $   7,548      $   7,498
                                                              =========      =========

Earnings per common share:
  Basic                                                       $    0.14      $    0.14
                                                              =========      =========
  Diluted                                                     $    0.14      $    0.14
                                                              =========      =========

            See notes to unaudited consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  ACCUMULATED
                                                    ADDITIONAL       OTHER
                                       COMMON         PAID-IN    COMPREHENSIVE    RETAINED       TREASURY
THREE MONTHS ENDED MARCH 31,            STOCK         CAPITAL    INCOME / (LOSS)  EARNINGS         STOCK          TOTAL
                                      ---------      ---------   ---------------  ---------      ---------      ---------
            2002

Balance, January 1, 2002              $     528      $ 155,746     $   5,603      $  69,279      $    (386)     $ 230,770

Net income                                   --             --            --          7,498             --          7,498
Other comprehensive income
   (Note 6)                                  --             --        (8,804)            --             --         (8,804)
                                                                                                                ---------

Comprehensive income                                                                                               (1,306)
                                                                                                                ---------

Issuance of common stock (Note 7)             2            619            --             --                           621
Stock-based compensation                     --            160            --             --                           160
Loans to officers                            --             --            --             --                            --
Treasury shares purchased, at
  cost (Note 7)                              --                           --             --           (544)          (544)
Treasury shares reissued (Note 7)            --             80            --             --            586            666
                                      ---------      ---------     ---------      ---------      ---------      ---------

Balance, March 31, 2002               $     530      $ 156,605     $  (3,201)     $  76,777      $    (344)     $ 230,367
                                      =========      =========     =========      =========      =========      =========

            2003

Balance, January 1, 2003              $     532      $ 158,264     $  29,887      $  99,406      $  (1,320)     $ 286,769
Net income                                   --             --            --          7,548             --          7,548
Other comprehensive income
   (Note 6)                                  --             --          (146)            --             --           (146)
                                                                                                                ---------

Comprehensive income                                                                                                7,402
                                                                                                                ---------

Issuance of common stock (Note 7)             1            490            --             --             --            491
Stock-based compensation                     --            228            --             --             --            228
Loans to officers                                           32            --             --             --             32
Treasury shares purchased, at
  cost (Note 7)                              --             --            --             --           (188)          (188)
Treasury shares reissued (Note 7)            --              3            --             --             42             45
                                      ---------      ---------     ---------      ---------      ---------      ---------

Balance, March 31, 2003               $     533      $ 159,017     $  29,741      $ 106,954      $  (1,466)     $ 294,779
                                      =========      =========     =========      =========      =========      =========


            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                                            2003           2002
                                                                                      ---------      ---------
                                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                                            $   7,548      $   7,498
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combination):
  Deferred income taxes                                                                   3,724          3,565
  Change in reserves for future policy benefits                                           6,880          5,954
  Change in policy and contract claims                                                   (2,046)         5,515
  Change in deferred policy acquisition costs                                            (8,251)        (5,932)
  Amortization of present value of future profits                                           121            422
  Amortization of bond premium                                                           (1,271)          (629)
  Amortization of capitalized loan origination fees                                       1,895            132
  Change in policy loans                                                                     53             32
  Change in accrued investment income                                                     1,143            417
  Change in reinsurance balances                                                         (3,755)       (10,543)
  Realized gains on investments                                                            (110)          (143)
  Change in income taxes payable                                                         (1,381)        (2,401)
  Other, net                                                                             (1,668)        (6,078)
                                                                                      ---------      ---------
Net cash provided (used) by operating activities                                          2,882         (2,191)
                                                                                      ---------      ---------

Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                   97,327        138,228
  Cost of fixed maturities purchased                                                    (70,186)      (152,361)
  Proceeds from sale of equity securities                                                    --          2,658
  Cost of equity securities purchased                                                      (180)        (3,277)
  Change in other invested assets                                                           574            143
  Change in due from / to broker                                                         (2,379)           132
  Purchase of business, net of cash acquired (Note 3)                                   (56,906)            --
  Other investing activities                                                               (749)        (1,469)
                                                                                      ---------      ---------
Net cash used by investing activities                                                   (32,499)       (15,946)
                                                                                      ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                492            620
  Cost of treasury stock purchases                                                         (189)          (544)
  Change in policyholder account balances                                                21,229          2,547
  Change in reinsurance on policyholder account balances                                     62            708
  Principal repayment on loan payable                                                    (2,825)        (2,625)
  Early extinquishment of debt (Note 8)                                                 (47,950)            --
  Issuance of new debt (Note 8)                                                          65,000             --
  Issuance of trust preferred securities (Note 9)                                        10,000             --
                                                                                      ---------      ---------
Net cash provided by financing activities                                                45,819            706
                                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                                     16,202        (17,431)

Cash and cash equivalents at beginning of period                                         36,754         47,990
                                                                                      ---------      ---------
Cash and cash equivalents at end of period                                            $  52,956      $  30,559
                                                                                      =========      =========

Supplemental cash flow information:
  Cash paid during the period for interest                                            $   1,247      $     273
                                                                                      =========      =========
  Cash paid during the period for income taxes                                        $   2,017      $   2,963
                                                                                      =========      =========

            See notes to unaudited consolidated financial statements.

                    UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION

           The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

           The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life") and CHCS Services, Inc.

           Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations. However, its assets and liabilities are included in the consolidated balance sheet as of March 31, 2003.

           Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia and all the provinces of Canada. The principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive and Constitution. CHCS Services, Inc., the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

2.         RECENT ACCOUNTING PRONOUNCEMENTS

           In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The Company adopted these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to the Company.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard on January 1, 2003.

           The Company has various stock-based compensation plans for its employees, directors and agents, which are more fully described in Notes 2q and 8 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K. In December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). The Company uses the fair value method of accounting for stock-based awards granted to agents, however, the intrinsic value method of accounting is used for stock-based awards granted to employees and directors. Accordingly, compensation cost is not recognized when the exercise price of an employee's stock option is equal to or exceeds the fair market value of the stock on the date the option is granted. SFAS 148 requires companies using the intrinsic value method of accounting to disclose, on a quarterly basis, the effect on reported net income and earnings per share if compensation expense was based on the fair value method of accounting for all stock-based awards. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value based method of accounting to all stock-based awards during each period presented (using the Black-Scholes option-pricing model for stock options).


   THREE MONTHS ENDED MARCH 31,                                                 2003           2002
                                                                              ---------      ---------
                                                                    (In thousands, except per share amounts)
     Reported net income                                                      $   7,548      $   7,498
     Add back:  Stock-based compensation expense included in reported net
        income, net of tax                                                          320            276
     Less:  Stock based compensation expense determined under fair value
        based method for all awards, net of tax                                    (587)          (560)
                                                                              ---------      ---------
     Pro forma net income                                                     $   7,281      $   7,214
                                                                              =========      =========

     Net income per share:
       Basic, as reported                                                     $    0.14      $    0.14
       Basic, pro forma                                                       $    0.14      $    0.14

       Diluted, as reported                                                   $    0.14      $    0.14
       Diluted, pro forma                                                     $    0.13      $    0.13


           Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value based recognition provisions of SFAS 123 on January 1, 2004. Future expense may vary based upon factors such as the number of awards granted by the Company, the then-current fair market value of such awards and the transition provisions adopted.

3.         BUSINESS COMBINATION

           On March 31, 2003, Universal American completed the acquisition of all of the outstanding common stock of Pyramid Life. In this transaction, the Company acquired a block of in-force business that the Company believes will be profitable, as well as a career sales force that is skilled in selling the same type of senior market insurance products that are currently sold by Universal American. The purchase price of $57.5 million and transaction costs of $2.4 million were financed with $20.1 million of net proceeds generated from the refinancing of the Company's credit facility and $39.8 million of cash on hand, including a portion of the proceeds from the trust preferred offerings completed by Universal American in December 2002 and March 2003. (See Note 8 - Debt Refinancing and Note 9 - Trust Preferred Securities).

           Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in Universal American's consolidated financial statements. At the time of closing, the fair value of net tangible assets of the acquired company amounted to $28.3 million. The excess of the purchase price over the fair value of net tangible assets acquired was $31.6 million. At March 31, 2003, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this allocation, approximately $13.5 million, net of deferred taxes of $7.3 million, was assigned to the present value of future profits acquired, which has a weighted average life of 7 years. The remaining $18.1 million was assigned to the value of the trademarks, licenses and the distribution channel acquired, which are deemed to have an indefinite life.

           The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 and 2002 is as follows:

     THREE MONTHS ENDED MARCH 31,     2003         2002
                                    --------     --------
                                        (In thousands)
     Total revenue                  $126,804     $105,813
     Income before taxes (1)        $ 12,494     $  9,551
     Net income (1)                 $  8,086     $  6,103

     Earnings per common share:
         Basic                      $   0.15     $   0.12
         Diluted (1)                $   0.15     $   0.11

     (1) The above pro forma results of operations includes excess amortization of capitalized loan fees of $1.9 million in 2003 and $2.4 million in 2002 as a result of the assumed refinancing of the existing debt at January 1, 2003 and 2002, respectively. This additional expense reduced net income by $1.2 million or $0.02 per diluted share in 2003 and $1.6 million or $0.03 per diluted share in 2002. The actual amount of excess amortization reported in 2003 was $1.8 million. No excess amortization was reported in 2002.

           The pro forma results of operations reflect management's best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and Pyramid Life to account for Pyramid Life under the purchase method of accounting. In accordance with SFAS No. 141, "Business Combinations", the total purchase cost was allocated to Pyramid Life's assets and liabilities based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Although the time required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination will vary with circumstances, the allocation period should not exceed one year from the consummation of a business combination. Management has provided its best estimate of what the likely fair values of assets and liabilities for the purpose of this pro forma information. However, management cannot predict the potential adjustments resulting from the actual final purchase assumptions, which could result in differences from these pro forma estimates.

           The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

4.         EARNINGS PER SHARE

           The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:


                                                 INCOME         SHARES      PER SHARE
THREE MONTHS ENDED MARCH 31,                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               -----------   -------------  ---------
                                           (In thousands, per share amounts in dollars)

              2003
Weighted average common stock outstanding                        53,254
Less: Weighted average treasury shares                             (261)
                                                               --------

Basic EPS:

Net income applicable to common shareholders     $  7,548        52,993      $0.14
                                                 ========                    =====

Effect of Dilutive Securities                                     1,131
                                                               --------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions          $  7,548        54,124      $0.14
                                                 ========      ========      =====

                                                 INCOME         SHARES      PER SHARE
THREE MONTHS ENDED MARCH 31,                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               -----------   -------------  ---------
                                           (In thousands, per share amounts in dollars)

            2002
Weighted average common stock outstanding                        52,892
Less:  weighted average treasury shares                            (122)
                                                               --------

Basic EPS:
Net income applicable to common shareholders     $  7,498        52,770      $0.14
                                                 ========                    =====

Effect of Dilutive Securities                                     1,335
                                                               --------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions          $  7,498        54,105      $0.14
                                                 ========      ========      =====

5.         INVESTMENTS

           Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                             GROSS            GROSS
                                           AMORTIZED      UNREALIZED        UNREALIZED         FAIR
       CLASSIFICATION                        COST            GAINS            LOSSES           VALUE
                                          -----------     -----------      -----------      -----------
MARCH 31, 2003                                                  (In thousands)

US Treasury securities
  and obligations of US government        $    60,574     $     1,460      $        (4)     $    62,030
Corporate debt securities                     442,577          33,834           (1,443)         474,968
Foreign debt securities (1)                   175,835           7,423           (1,137)         182,121
Mortgage- and asset-backed securities         288,120          11,882           (2,341)         297,661
                                          -----------     -----------      -----------      -----------
                                          $   967,106     $    54,599      $    (4,925)     $ 1,016,780
                                          ===========     ===========      ===========      ===========

DECEMBER 31, 2002

US Treasury securities
 and obligations of US government         $    90,189     $     1,670      $        (9)     $    91,850
Corporate debt securities                     374,087          30,323           (1,667)         402,743
Foreign debt securities (1)                   166,689          10,072             (216)         176,545
Mortgage- and asset-backed securities         253,089          12,621           (1,898)         263,812
                                          -----------     -----------      -----------      -----------
                                          $   884,054     $    54,686      $    (3,790)     $   934,950
                                          ===========     ===========      ===========      ===========

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

           The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          MARCH 31, 2003
                                                   -------------------------
                                                    AMORTIZED         FAIR
                                                      COST           VALUE
                                                   ----------     ----------
                                                         (In thousands)
         Due in 1 year or less                     $   35,603     $   36,077
         Due after 1 year through 5 years             133,176        139,165
         Due after 5 years through 10 years           344,876        372,729
         Due after 10 years                           164,339        170,155
         Mortgage- and asset-backed securities        289,112        298,654
                                                   ----------     ----------
                                                   $  967,106     $1,016,780
                                                   ==========     ==========

           During the three months ended March 31, 2003, the Company wrote down the value of certain fixed maturity securities by $0.2 million. During the three months ended March 31, 2002, the Company wrote down the value of certain fixed maturity securities by $1.6 million (0.2% of investments). These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

6.         COMPREHENSIVE INCOME

           The components of other comprehensive income and the related tax effects for each component are as follows:


THREE MONTHS ENDED MARCH 31,                           2003                                      2002
                                       ------------------------------------      ------------------------------------
                                         BEFORE         TAX         NET OF        BEFORE          TAX         NET OF
                                          TAX         EXPENSE        TAX           TAX          EXPENSE        TAX
                                         AMOUNT      (BENEFIT)      AMOUNT        AMOUNT       (BENEFIT)      AMOUNT
                                       --------      --------      --------      --------      --------      --------
                                                                       (In thousands)
Net unrealized (loss) gain arising
 during the year (net  of deferred
 acquisition cost adjustment)          $ (3,302)     $ (1,160)     $ (2,142)     $(13,729)     $ (4,805)     $ (8,924)

Less:
Reclassification adjustment
 for gains included in net income          (110)          (39)          (71)         (143)          (50)          (93)
                                       --------      --------      --------      --------      --------      --------
Net unrealized (losses) gains            (3,192)       (1,121)       (2,071)      (13,586)       (4,755)       (8,831)

Currency translation adjustments          2,962         1,037         1,925            52            25            27
                                       --------      --------      --------      --------      --------      --------
Other comprehensive (loss) income      $   (230)     $    (84)     $   (146)     $(13,534)     $ (4,730)     $ (8,804)
                                       ========      ========      ========      ========      ========      ========

7.         STOCKHOLDERS' EQUITY

           Common Stock

           The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

         Common stock issued, beginning of year                      53,184,381
         Stock options exercised                                        125,620
         Stock purchases pursuant to Agents' Stock Purchase Plan          5,000
                                                                     ----------
         Common stock issued, end of period                          53,315,001
                                                                     ==========

           Treasury Stock

           The Board of Directors approved a plan to repurchase up to 1.0 million shares of Company stock in the open market. The purpose of the plan is to fund employee stock bonuses. During the three months ended March 31, 2003, the Company acquired 33,690 shares on the open market for a cost of $0.2 million at a weighted average market price of $5.60 per share. The Company distributed 7,721 shares in the form of employee bonuses at a weighted average market price of $5.92 per share, at the date of distribution.

           Accumulated Other Comprehensive Income

           The components of accumulated other comprehensive income are as follows:


                                                         MARCH 31,    DECEMBER 31,
                                                           2003          2002
                                                         --------      --------
                                                              (in thousands)
         Net unrealized appreciation on investments      $ 49,691      $ 50,880
         Deferred acquisition cost adjustment              (4,323)       (2,320)
         Foreign currency translation gains (losses)          388        (2,574)
         Deferred tax on the above                        (16,015)      (16,099)
                                                         --------      --------
              Accumulated other comprehensive income     $ 29,741      $ 29,887
                                                         ========      ========

8.         DEBT REFINANCING

           Existing Credit Facility

           As of January 1, 2003, the outstanding balance of our existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment on its existing loan of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 9 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, causing a pre-tax expense of approximately $1.8 million. During the three months ended March 31, 2003 and 2002, the Company paid $1.0 million and $0.8 million, respectively, in interest and fees in connection with this credit facility.

           New Credit Facility

           In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan, which was funded and remains outstanding, and a $15 million revolving loan facility none of which has been drawn as of March 31, 2003. The facility calls for interest at the London Interbank Offering Rate for one, two or three months ("LIBOR"), at the option of the Company, plus 300 basis points (currently 4.3%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and will be amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

           The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, with the final payment in March 2008:

                     2003               $   6,094
                     2004                  10,562
                     2005                  12,594
                     2006                  15,438
                     2007                  16,250
                     2008                   4,062
                                        ---------
                  Total                 $  65,000
                                        =========

           In the event that the Company issues additional Trust Preferred securities (see Note 9 - Trust Preferred Securities), 50% of the net proceeds of up to $30.0 million, and then 100% of the net proceeds thereafter, are required to be used to pay down the new term loan, reducing future principal payments on a pro-rata basis.

9.         TRUST PREFERRED SECURITIES

           In March 2003, the Company formed Universal American Statutory Trust V, a Delaware statutory business trust (the "Trust"), and, through a private placement, $10.0 million, issued thirty year floating rate trust preferred securities (the "Capital Securities"). The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in floating rate junior subordinated deferrable interest debentures of the Company due 2033 (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), with the balance to be held for general corporate purposes.

           The Capital Securities represent an undivided beneficial interest in the Trust's assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. The Company owns all of the common securities of the Trust. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from March 27, 2003, the date of issuance, and payable quarterly in arrears commencing June 27, 2003 at a floating rate equal to the three-month LIBOR plus 400 basis points (currently 5.3%). The floating rate resets quarterly and is limited to a maximum of 12.5% through March 28, 2008. Due to the variable interest rate for this security the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt on or after March 27, 2008.

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

           In December 2002, a separate subsidiary trust of the Company issued $15.0 million of floating rate (currently 5.3%) trust preferred securities under terms similar to the above securities. As of March 31, 2003, a total of $25.0 million of trust preferred securities were outstanding. During the three months ended March 31, 2003, the Company paid $0.2 million in interest in connection with the trust preferred securities.

           In May 2003, the Company committed to the placement of two additional trust preferred securities of $15 million each to be issued from separate subsidiary trusts on similar terms as the above, except that the rate will be fixed at 7.4% for the first five years on one and variable at 420 basis points over LIBOR on the other. There is no assurance that either of these issuances will close. Pursuant to the terms of our credit facility, half of the net proceeds of these issuances will be used to repay our existing term loan.

10.        STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

           The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At March 31, 2003, the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $105.2 million. Statutory net income for the three months ended March 31, 2003 was $2.3 million, which included net realized losses of $0.1 million.

           The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2003 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

           Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were C$57.4 million (US$39.0 million) as of March 31, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at March 31, 2003.

11.        BUSINESS SEGMENT INFORMATION

           The Company's principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. A description of these segments follows:

CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and Pyramid Life, beginning March 31, 2003. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance and annuities and are distributed by career agents that are under exclusive contract with either Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive and Constitution, which distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products include Medicare supplement/select, long term care, senior life insurance and annuities.

ADMINISTRATIVE SERVICES -- CHCS Services, Inc. acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance and non-insurance products. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

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

Financial results by segment are as follows:


        THREE MONTHS ENDED MARCH 31,                  2003                          2002
                                            ------------------------      ------------------------
                                                       Segment Income                 Segment Income
                                            Segment     (Loss) Before     Segment     (Loss) Before
                                            Revenue     Income Taxes      Revenue     Income Taxes
                                            -------     ------------      -------     ------------
                                                              (In thousands)
         Career Agency                     $  41,339      $   9,470      $  39,764      $   7,207
         Senior Market Brokerage              52,464          3,056         39,676          4,155
         Administrative Services              12,809          2,564          9,696          1,876
                                           ---------      ---------      ---------      ---------
           Subtotal                          106,612         15,090         89,136         13,238
         Corporate                                40         (3,549)           219         (1,756)
         Intersegment revenues                (8,849)            --         (7,332)            --
                                           ---------      ---------      ---------      ---------
           Segment operating total (1)        97,803         11,541         82,023         11,482
         Adjustments to segment total
           Net realized  gains (1)               110            110            143            143
                                           ---------      ---------      ---------      ---------

         Total                             $  97,913      $  11,651      $  82,166      $  11,625
                                           =========      =========      =========      =========

          (1) We evaluate the results of operations of our segments based on operating income by segment. Operating revenue and income excludes realized gains and losses. This differs from generally accepted accounting principles, which includes the effect of realized gains and losses in the determination of total revenue and net income. Management believes that realized gains and losses are not indicative of overall operating trends. The schedule above reconciles our segment revenue to total revenue and operating income to net income in accordance with generally accepted accounting principles.

Identifiable assets by segment are as follows:

                                           MARCH 31,       DECEMBER 31,
                                             2003              2002
                                          -----------      -----------
                                                   (In thousands)
         Career Agency                    $   851,548      $   683,720
         Senior Market Brokerage              714,901          707,967
         Administrative Services               19,448           19,332
                                          -----------      -----------
            Subtotal                        1,585,897        1,411,019
         Corporate                            414,799          375,219
         Intersegment assets (1)             (430,400)        (384,570)
                                          -----------      -----------

         Total Assets                     $ 1,570,296      $ 1,401,668
                                          ===========      ===========

          (1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

12.        FOREIGN OPERATIONS

           A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

         THREE MONTHS ENDED MARCH 31,             2003            2002
                                                -------         -------
                                               (In thousands, in US$'s)
         Revenues
           United States                        $26,241         $26,022
           Canada                                15,098          13,742
                                                -------         -------
              Total                             $41,339         $39,764
                                                =======         =======

           Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                                              MARCH 31,       DECEMBER 31,
                                                2003             2002
                                              --------         --------
                                             (In thousands, in US$'s)
         Assets                               $185,146         $175,365
                                              ========         ========
         Liabilities                          $135,066         $124,843
                                              ========         ========


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

INTRODUCTION

           The following discussion and analysis presents a review of Universal American and its subsidiaries as of March 31, 2003 and December 31, 2002 and its results of operations for the three months ended March 31, 2003. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the MD&A included in the Company's 2002 Annual Report on Form 10-K.

           We own ten insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Penncorp Life Insurance Company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life") and Union Bankers Insurance Company ("Union Bankers"). Collectively, the insurance company subsidiaries are licensed to sell life and accident and health insurance in all fifty states, the District of Columbia and all the provinces of Canada. In addition to the Insurance Subsidiaries, we own a third party administrator, CHCS Services, Inc., that administers senior market business for more than 40 unaffiliated insurance companies, as well as our own companies. Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

OVERVIEW

           Our principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and Pyramid Life, beginning March 31, 2003. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance, and annuities and are distributed by career agents that are under exclusive contract with Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive and Constitution that distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products include Medicare supplement/select, long term care, senior life insurance and annuities.

ADMINISTRATIVE SERVICES -- CHCS Services, Inc. acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance and non-insurance products. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

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

CRITICAL ACCOUNTING POLICIES

          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, valuation of certain investments and deferred taxes. There have been no changes in our critical accounting policies during the current quarter. Refer to "Critical Accounting Policies" in the Company's 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its consolidated financial statements.

ACQUISITIONS AND FINANCING ACTIVITY

           Pyramid Life Acquisition

           On March 31, 2003, Universal American acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare supplement, long term care, life insurance, and annuities. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 agents operating out of 33 Senior Solutions Sales Centers. As of the closing of the acquisition Pyramid Life had approximately $120 million of premium in force. In the Pyramid Life acquisition the Company acquired a block of in-force business that the Company believes will be profitable, as well as a career sales force that is skilled in selling the same type of senior market insurance products that are currently sold by Universal American. During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the rapidly expanding senior market. Following a transition period that we estimate will take one year, we plan to take advantage of our cost-effective and efficient service center to administer the business Operating results generated by Pyramid Life prior to the date of acquisition are not included in Universal American's consolidated financial statements. Refer to Consolidated Financial Statement
Note 3 - Business Combinations for additional information on the acquisition.

           Debt Refinancing

           In connection with the acquisition of Pyramid Life (see Consolidated Financial Statement Note 3 - Business Combination), the Company refinanced its existing credit facility. On March 31, 2003, the Company entered into an $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. None of the revolving loan facility was drawn as of March 31, 2003. Refer to Consolidated Financial Statement Note 8 - Debt Refinancing. The Company used the proceeds from the new term loan to repay the balance outstanding on its existing term loan. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, resulting in a pre-tax expense of approximately $1.8 million.

        Trust Preferred Issuances

        In March 2003, the Company issued an additional $10.0 million of floating rate trust preferred securities through a subsidiary trust, bringing the total outstanding to $25.0 million. These securities have terms similar to those issued in December 2002. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Consolidated Financial Statement Note 9 - Trust Preferred Securities).

          In May 2003, the Company committed to the placement of two additional trust preferred securities of $15 million each to be issued from separate subsidiary trusts on similar terms as the prior issuances, except that the rate will be fixed at 7.4% for the first five years on one and variable at 420 basis points over LIBOR on the other. There is no assurance that either of these issuances will close. Pursuant to the terms of our credit facility, half of the net proceeds of these issuances will be used to repay our existing term loan.

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

           The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

THREE MONTHS ENDED MARCH 31,                                      2003          2002
                                                                --------      --------
                                                                    (In thousands)
Operating Income (1):
  Career Agency                                                 $  9,470      $  7,207
  Senior Market Brokerage                                          3,056         4,155
  Administrative Services                                          2,564         1,876
                                                                --------      --------
    Segment operating income                                      15,090        13,238

Corporate & Eliminations                                          (3,549)       (1,756)
                                                                --------      --------

Operating income before realized gains and income taxes (1)       11,541        11,482

Income taxes on operating income (2)                              (4,064)       (4,077)
                                                                --------      --------

  Net operating income (1)                                         7,477         7,405
  Realized gains, net of tax (3)                                      71            93
                                                                --------      --------

Net income                                                      $  7,548      $  7,498
                                                                ========      ========

Per share data (diluted):
  Net operating income (1)                                      $   0.14      $   0.14
  Realized gains, net of tax (3)                                      --            --
                                                                --------      --------

Net income                                                      $   0.14      $   0.14
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

     (2) The effective tax rates on operating income before realized gains were 35.2% for the three months ended March 31, 2003 and 35.5% for 2002.

     (3) Tax on realized capital gains is based on a 35.0% effective tax rate for all periods.

Three months ended March 31, 2003 and 2002

           Net income for the first quarter of 2003 was substantially the same as the amount reported in the first quarter of 2002. In connection with the acquisition of Pyramid Life, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a non-cash charge of $1.8 million, or $.02 net of tax (the "financing charge").

           Net operating income, excluding realized gains and excluding the financing charge, was $8.6 million, or $0.16 per share, representing increases of 16% and 14%, respectively, over the 2002 first quarter results of $7.4 million, or $0.14 per share.

           Pre-tax operating results for the Career Agency segment improved by $2.3 million, or 31%, to $9.5 million in the first quarter of 2003 compared to the first quarter of 2002. This reflects a continued increase in new sales and improved loss ratios.

           Operating results for the Senior Market Brokerage segment fell $1.1 million, or 27%, compared to the first quarter of 2002. There were three primary factors contributing to the reduced profitability: losses on the discontinued Florida home healthcare block of business, excess lapsation in a block of Connecticut Medicare supplement business in the first quarter of 2003 and favorable experience and reserve development on certain runoff blocks of business in the first quarter of 2002 that did not repeat in the first quarter of 2003.

           Operating income for the Administrative Services segment improved by $0.7 million, or 37%, compared to the first quarter of 2002. This improvement is primarily a result of the increase in fees for underwriting of long term care policies for third party clients and the scheduled reduction in the amortization of the present value of future profits.

           The operating loss from the Corporate segment increased by $1.8 million, or 102%, compared to the first quarter of 2002, due to the financing charge.


SEGMENT RESULTS - CAREER AGENCY

THREE MONTHS ENDED MARCH 31,                              2003          2002
                                                        --------      --------
                                                            (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                      $  3,869      $  3,745
  Accident & health                                       28,829        27,795
                                                        --------      --------
  Net premiums                                            32,698        31,540
Net investment income                                      8,527         8,144
Other income                                                 114            80
                                                        --------      --------
  Total revenue                                           41,339        39,764
                                                        --------      --------

Policyholder benefits                                     19,510        20,183
Interest credited to policyholders                         1,063           636
Change in deferred acquisition costs                      (4,620)       (3,227)
Amortization of present value of future profits               --            --
Commissions and general expenses, net of allowances       15,916        14,965
                                                        --------      --------
  Total benefits, claims and other deductions             31,869        32,557
                                                        --------      --------

  Segment operating income                              $  9,470      $  7,207
                                                        ========      ========

Three Months ended March 31, 2003 and 2002

           Pre-tax operating results for the Career Agency segment improved by $2.3 million, or 31%, to $9.5 million in the first quarter of 2003 compared to the first quarter of 2002. This reflects a continued increase in new sales and improved loss ratios.

           REVENUES. Net premiums for the quarter increased by approximately 4% for the segment compared to the first quarter of 2002. The increase is due to continued strong sales, particularly in senior market products. Canadian premiums accounted for approximately 40% of the net premiums of this segment for the first quarter of 2003 and 38% of the net premiums for the first quarter of 2002. The Career agents also sold $16.6 million of fixed annuities during the first quarter of 2003, compared to $4.5 million in 2002. Annuity deposits are not reported as premiums for GAAP.

           Net investment income increased by approximately $0.4 million, or 5%, compared to the first quarter of 2002. The increase is due to an increase in the segment's invested assets due to the increase in the sale of annuities, as noted above, offset by a decrease in overall investment yields.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, decreased by approximately 3% compared to the first quarter of 2002. The decrease was due primarily to a reduction in the overall loss ratios for the segment from 64% in the first quarter of 2002 to 60% in the first quarter of 2003, primarily in the disability line. Interest credited increased by $0.4 million, due to the increase in annuity balances as a result of the continued strong sales.

           The increase in deferred acquisition costs was approximately $1.4 million more in the first quarter of 2003, compared to the increase in the first quarter of 2002. This is directly related to the increase in the new business, including annuities, generated by the segment during 2003.

           Commissions and general expenses increased by approximately $1.0 million, or 6%, in the first quarter of 2003 compared to 2002. This relates primarily to the increase in new business.


SEGMENT RESULTS - SENIOR MARKET BROKERAGE

THREE MONTHS ENDED MARCH 31,                              2003          2002
                                                        --------      --------
Net premiums and policyholder fees:                         (In thousands)
  Life and annuity                                      $  4,245      $  4,602
  Accident & health                                       42,243        28,770
                                                        --------      --------
  Net premiums                                            46,488        33,372
Net investment income                                      5,907         6,127
Other income                                                  69           177
                                                        --------      --------
  Total revenue                                           52,464        39,676
                                                        --------      --------

Policyholder benefits                                     36,296        25,034
Interest credited to policyholders                         2,069         1,971
Change in deferred acquisition costs                      (3,631)       (2,705)
Amortization of present value of future profits               33            43
Commissions and general expenses, net of allowances       14,641        11,178
                                                        --------      --------
  Total benefits, claims and other deductions             49,408        35,521
                                                        --------      --------

  Segment operating income                              $  3,056      $  4,155
                                                        ========      ========

           The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market Brokerage segment and the corresponding average amount of premium retained. We reinsure a substantial portion of all of our Senior Market Brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare supplement/select written premium is reinsured under quota share reinsurance agreements ranging between 25% and 75% based upon the geographic distribution. We have also acquired various blocks of Medicare supplement premium, which we reinsure under quota share reinsurance agreements ranging from 50% to 100%. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes. In 2002 and 2003, we increased our retention on Medicare supplement new business, causing the percentage of net retained premium to increase as seen below.

THREE MONTHS ENDED MARCH 31,                      2003                        2002
                                       -------------------------   -------------------------
                                         GROSS            NET       GROSS             NET
                                       PREMIUMS         RETAINED   PREMIUMS         RETAINED
                                       --------         --------   --------         --------
                                                            (In thousands)
Medicare supplement acquired           $ 45,021           25%     $ 39,440            7%
Medicare supplement/select written       66,585           39%       59,027           34%
Other senior supplemental health          6,494           60%        6,087           60%
Other health                              2,704           45%        4,549           39%
Senior life insurance                     2,592           59%        2,277           67%
Other life                                3,501           78%        4,026           74%
                                       --------                   --------

Total gross premiums                   $126,897           37%     $115,406           29%
                                       ========                   ========

Three Months ended March 31, 2003 and 2002

           Operating results for the Senior Market Brokerage segment fell $1.1 million, or 27%, compared to the first quarter of 2002. There were three factors contributing to the reduced profitability: losses on the discontinued Florida home healthcare block of business, excess lapsation in a block of Connecticut Medicare supplement business in the first quarter of 2003 and favorable experience and reserve development on certain runoff blocks of business in the first quarter of 2002 that did not repeat in the first quarter of 2003.

           REVENUES. Gross premium written for the Senior Market portfolio products have increased $11.5 million, or 10%, over the first quarter of 2002. The increase in gross premium includes a $7.6 million, or 13%, increase in Medicare supplement/select written, as a result of continued new sales, rate increases and better than assumed persistency. Medicare supplement acquired increased by $5.6 million, or 14%, due to the premiums from the Nationwide block of business acquired in November 2002. Other senior supplemental health, which includes long term care, nursing home and home health care increased by $0.4 million, or 7%, and Senior life increased by $0.3 million, or 14%. These increases were partially offset by a decrease of $1.8 million, or 41%, in other health, primarily as a result of our decision to exit the major medical line of business and $0.5 million, or 13%, in other life.

           Net premiums for the first quarter of 2003 increased by approximately $13.1 million, or 39%, compared to 2002. Net premiums grew faster than gross premiums as a result of our decision to reinsure less premium and retain more risk. Also, the premiums from the Nationwide business are retained 100%. As a result, the net amount of premium retained increased from 29% in 2002 to 37% in 2003.

           Net investment income decreased by $0.2 million compared to the first quarter of 2002. Although we increased the segment's invested assets, net investment income decreased due to an overall decline in reinvestment yields.

           BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $11.3 million, or 45%, compared to the first quarter of 2002. The increase is due to an increase in losses on the discontinued Florida home healthcare block of business over the first quarter of 2003, favorable experience and reserve development on certain runoff blocks of business in the first quarter of 2002 that did not repeat in the first quarter of 2003 and higher annualized premium in force and increased retention in the Medicare supplement lines. The Florida home healthcare block of business improved over the fourth quarter of 2002 due to the effect of rate increases and more efficient claims management. We will continue to seek rate increases on this block, as appropriate, to reduce its strain on the segment's operating results.

           The increase in deferred acquisition costs in the first quarter of 2003 was approximately $0.9 million more than in the first quarter of 2002. The increase relates primarily to our higher retention on new business and was offset by the accelerated amortization of the deferred costs relating to the excess lapsation on the block of Connecticut Medicare supplement policies.

           Commissions and other operating expenses increased by approximately $3.5 million, or 31%, in the first quarter of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

THREE MONTHS ENDED MARCH 31,                                2003            2002
                                                          --------        --------
                                                               (In thousands)
Commissions                                               $ 20,905        $ 20,225
Other operating costs                                       15,474          15,052
Reinsurance allowances                                     (21,738)        (24,099)
                                                          --------        --------

Commissions and general expenses, net of allowances       $ 14,641        $ 11,178
                                                          ========        ========

           The ratio of commissions to gross premiums decreased to 16.5% during the first quarter of 2003, from 17.5% in 2002, as a result of the lower level of new business written. Other operating costs as a percentage of gross premiums decreased to 12.2% during the first quarter of 2003 compared to 13.0% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 27.0% during the first quarter of 2003 compared to 29.4% in 2002, primarily due to the reduction in new business ceded as a result of our decision to increase our retention on new business.


SEGMENT RESULTS - ADMINISTRATIVE SERVICES


THREE MONTHS ENDED MARCH 31,                                               2003          2002
                                                                         -------       -------
                                                                             (In thousands)
Service fee and other income                                             $12,806       $ 9,567
Net investment income                                                          3           129
                                                                         -------       -------
  Total revenue                                                           12,809         9,696
                                                                         -------       -------

Amortization of present value of future profits                               88           379
General expenses                                                          10,157         7,441
                                                                         -------       -------
  Total expenses                                                          10,245         7,820
                                                                         -------       -------

  Segment operating income                                                 2,564         1,876

Depreciation, amortization and interest                                      481           689
                                                                         -------       -------
Earnings before interest, taxes, depreciation and amortization (1)       $ 3,045       $ 2,565
                                                                         =======       =======


(1) In addition to segment operating income, we also evaluate the results of our Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is not in accordance with generally accepted accounting principles.

Three months ended March 31, 2002 and 2001

           Operating income for the Administrative Services segment improved by $0.7 million, or 37%, compared to the first quarter of 2002. This improvement is primarily a result of the in fees for underwriting of long term care policies for third party clients and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.5 million, or 18%, compared to the first quarter of 2002.

           The following table details the service fee revenue earned by our Administrative Services segment:

THREE MONTHS ENDED MARCH 31,                 2003          2002
                                           -------       -------
                                               (In thousands)
Affiliated Fee Revenue
        Medicare supplement                $ 5,914       $ 4,133
        Long term care                         672           521
        Other health insurance                  81            22
        Life insurance                         192            95
                                           -------       -------

        Total Affiliated Revenue             6,859         4,771
                                           -------       -------

Unaffiliated Fee Revenue
        Medicare supplement                  2,186         2,342
        Long term care                       2,740         1,613
        Other health insurance                  38           128
        Non-insurance products                 276           375
        Non-insurance assistance               707           338
                                           -------       -------

        Total Unaffiliated Revenue           5,947         4,796
                                           -------       -------

Total Administrative Service Revenue       $12,806       $ 9,567
                                           =======       =======

           Administrative Service fee revenue increased by $3.2 million, or 34%, as compared to the first quarter of 2002. Affiliated service fee revenue increased by $2.1 million compared to the first quarter of 2003 as a result of the increase in Medicare supplement business in force at our insurance subsidiaries. Unaffiliated service fee revenue increased by approximately $1.1 million primarily due to an increase in the fees for underwriting of long term care policies for our third party clients, including the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. However, as the open enrollment period of this program winds down, we will seek to replace this business with additional services for our existing and new clients

           General expenses for the segment increased by $2.7 million, or 37%, due primarily to the increase in business and the cost to bring new clients on line.

           The amortization of PVFP relates primarily to the acquisition of American Insurance Administration Group, Inc. ("AIAG"). Approximately $7.7 million of PVFP was established when AIAG was acquired in January 2000 and is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. A large portion of the contracts had a remaining term of three years at the date of acquisition; accordingly, the amortization is heavily weighted to those periods. During the first quarter of 2003, approximately $0.1 million was amortized compared to $0.4 million in 2002. As of March 31, 2003, $1.2 million, or 16%, of the original amount of PVFP remains unamortized.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

THREE MONTHS ENDED MARCH 31,                             2003         2002
                                                        ------       ------
                                                          (In thousands)
Interest cost on outstanding debt                       $  816       $  806
Early extinquishment of debt                             1,766           --
Amortization of capitalized loan origination fees          129          132
Stock-based compensation expense                            91          160
Other parent company expenses, net                         747          658
                                                        ------       ------

  Segment operating loss                                $3,549       $1,756
                                                        ======       ======

Three Months ended March 31, 2003 and 2002

           The operating loss from the Corporate segment increased by $1.8 million, or 102%, compared to the first quarter of 2002, due to the financing charge associated with the refinancing of our debt. The interest on our term loan decreased by $0.2 million compared to the first quarter of 2002 as a result of principal repayments and a lower rate, however, this was almost entirely offset by the additional interest on the trust preferred securities.

LIQUIDITY AND CAPITAL RESOURCES

           Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

           We require cash at our parent company to meet our obligations under our credit facility and our outstanding debentures held by our subsidiaries, American Progressive and Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

           We believe that our current cash position, the availability of the new $15.0 million revolving credit facility, the expected cash flows of our administrative service company and the surplus note interest payments from American Exchange (as explained below) can support our parent company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

           Contractual Obligations and Commercial Commitments

           Existing Credit Facility

           As of January 1, 2003, the outstanding balance of our existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment on its existing loan of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 9 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, causing a pre-tax expense of approximately $1.8 million.

           During the three months ended March 31, 2003 and 2002, the Company paid $1.0 million and $0.8 million, respectively, in interest and fees in connection with this credit facility.

           New Credit Facility

           In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan, which was funded and remains outstanding, and a $15 million revolving loan facility none of which has been drawn as of March 31, 2003. The facility calls for interest at the London Interbank Offering Rate for one, two or three months ("LIBOR"), at the option of the Company, plus 300 basis points (currently 4.3%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and will be amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

           The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, with the final payment in March 2008:

                     2003               $   6,094
                     2004                  10,562
                     2005                  12,594
                     2006                  15,438
                     2007                  16,250
                     2008                   4,062
                                        ---------
                      Total             $  65,000
                                        =========

           In the event that the Company issues additional Trust Preferred securities (see Note 9 - Trust Preferred Securities), 50% of the net proceeds of up to $30.0 million, and then 100% of the net proceeds thereafter, are required to be used to pay down the new term loan, reducing future principal payments on a pro-rata basis.

           Lease Obligations

           We are obligated under certain lease arrangements for its executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation clauses, under non-cancelable operating leases (in thousands) are as follows:

           2003 - Remainder of year                           $  1,503
           2004                                                  1,807
           2005                                                  1,279
           2006                                                  1,145
           2007 and thereafter                                   3,764
                                                              --------
                        Totals                                $  9,498
                                                              ========

           In addition to the above, Pennsylvania Life is the named lessee on approximately 40 properties occupied by Career Agents for uses as field offices. The agents reimburse rent for these field offices. The total annual rent obligation for these field offices is approximately $633,000.

           Trust Preferred Securities

           In March 2003, the Company formed Universal American Statutory Trust V, a Delaware statutory business trust (the "Trust"), and, through a private placement, issued $10.0 million, thirty year floating rate trust preferred securities (the "Capital Securities"). The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in floating rate junior subordinated deferrable interest debentures of the Company due 2033 (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Consolidated Financial Statement Note 3 - Business Combination), with the balance to be held for general corporate purposes.

           The Capital Securities represent an undivided beneficial interest in the Trust's assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities generally have no voting rights. The Company owns all of the common securities of the Trust. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from March 27, 2003, the date of issuance, and payable quarterly in arrears commencing June 27, 2003 at a floating rate equal to the three-month LIBOR plus 400 basis points(currently 5.3%) of the stated liquidation amount of $1,000 per Capital Security. The floating rate resets quarterly and is limited to a maximum of 12.5% through March 28, 2008. The rate is subject to fluctuations in LIBOR at three month increments. Due to the variable nature of the interest rate for this credit facility, the Company would be subject to higher interest cost in a rising interest rate environment. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt on or after March 27, 2008.

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

          In December 2002, a separate subsidiary trust of the Company issued $15.0 million of floating rate (currently 5.3%) trust preferred securities under terms similar to the above securities. As of March 31, 2003, a total of $25.0 million of trust preferred securities were outstanding. During the three months ended March 31, 2003, the Company paid $0.2 million in interest in connection with the trust preferred securities.

          In May 2003, the Company committed to the placement of two additional trust preferred securities of $15 million each to be issued from separate subsidiary trusts on similar terms as the above, except that the rate will be fixed at 7.4% for the first five years on one and variable at 420 basis points over LIBOR on the other. There is no assurance that either of these issuances will close.

           Affiliated Obligations of the Parent Company

           In connection with an agreement entered into in 1996 under which American Pioneer became a direct subsidiary of our holding company rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. Our holding company pays interest on the outstanding debentures quarterly at a rate of 8.50%. The balance outstanding at March 31, 2003 was $2.0 million, which is due in May 2003. The Parent company currently has the cash on hand to satisfy this obligation. During the three months ended March 31, 2003, our parent holding company paid $0.1 million in interest on these debentures to American Progressive. The interest on these debentures is eliminated in consolidation.

           In January 2002, our parent company issued a debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). Our parent company paid $2.0 million in principal during 2003, reducing the outstanding balance to $12.0 million as of March 31, 2003. Principal and interest payments are made quarterly. The debenture is scheduled to be repaid in full by the third quarter of 2005. During 2003, our parent holding company paid $0.3 million in interest on these debentures. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture in 2003 and it is anticipated that they will fund all future payments made on this debenture.

           Administrative Service Company

           Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $3.0 million for the three months ended March 31, 2003.

           Insurance Subsidiary - Surplus Note

           Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on surplus notes. As of March 31, 2002, the principal amount of surplus notes owed to our holding company from our American Exchange subsidiary was $60.0 million. The notes pay interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. No dividends have been paid to American Exchange during the three months ended March 31, 2003. No principal payments were made during 2003. During the first three months of 2003, American Exchange paid $0.8 million in interest on the surplus notes to our parent holding company.

           Insurance Subsidiaries

           Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of March 31, 2003, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of March 31, 2003 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $105.2 million.

           The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of March 31, 2003 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

           Penncorp Life (Canada) is subject to Canadian capital requirements and reports its results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were C$57.4 million (US$39.0 million) as of March 31, 2003. Penncorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of March 31, 2003.

           Dividend payments by our insurance companies to our parent holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. The maximum amount of dividends which can be paid to American Exchange from Pennsylvania Life (to assist in servicing the surplus note held by American Exchange) without the prior approval of the Pennsylvania Department of Insurance is restricted to the greater of 10% of Pennsylvania Life's surplus as regards policyholders as of the preceding December 31 or the net gain from operations during the preceding year. Currently, Pennsylvania Life is able to pay ordinary dividends of up to $10.6 million to American Exchange (its direct parent) without the prior approval from Pennsylvania Department of Insurance in 2003. Additionally, it is anticipated that Penncorp Life (Canada) will be able to pay ordinary dividends of up to $6.6 million to Universal American in 2003. We do not expect that our remaining regulated insurance subsidiaries will be able to pay ordinary dividends in 2003.

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

           Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2003 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $22.3 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

           The net yields on our cash and invested assets decreased from 6.56% in 2002 to 5.76% in 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

           As of March 31, 2003, our insurance company subsidiaries held cash and cash equivalents totaling $43.2 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1,016.8 million. The fair values of these holdings totaled more than $1,060.0 million as of March 31, 2003.

           Investments

           Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. However, we do not invest in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages our fixed maturity portfolio in the United States, Hyperion Capital manages the Pyramid Life portfolio and MFC Global Investment Management manages our Canadian fixed maturity portfolio. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. As of March 31, 2003, 99.0% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. However, we do own some investments that are rated "BB+" or below by Standard & Poor's (together 1.0% of total fixed maturities as of March 31, 2003). There were no non-income producing fixed maturities as of March 31, 2003. We wrote down the value of certain fixed maturity securities by $0.2 million during the three months ended March 31, 2003, and by $1.3 million during the three months ended March 31, 2002. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Consolidated Financial Statements Note 2 - Recent Accounting Pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

           The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2003, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $57.5 million and a 200 basis point increase in market interest rates would result in $113.1 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $60.5 million and a 200 basis point decrease in market interest rates would result in a $121.2 million increase.

           Currency Exchange Rate Sensitivity

           Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended March 31, 2003, approximately 12% of our assets, 15% of our revenues, excluding realized gains, and 25% of our operating income before taxes were derived from our Canadian operations. As of and for the three months ended March 31, 2002, approximately 11% of our assets, 17% of our revenues, excluding realized gains, and 18% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

           We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

           As of March 31, 2003, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $0.3 million and a decrease in shareholders' equity of approximately $3.5 million. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in an increase in our operating income before taxes of approximately $0.3 million and an increase in shareholders' equity of approximately $4.2 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

           The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results

ITEM 4.  CONTROLS AND PROCEDURES

           Evaluation of Disclosure

           The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

           Changes in Internal Controls

           There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                     The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company

                     A lawsuit has been commenced against Universal American, its subsidiary American Progressive Life & Health Insurance Company, and Richard Barasch, by Marvin Barasch, the former Chairman of American Progressive. The suit primarily arises out of Marvin Barasch's employment with American Progressive and includes other personal claims against Richard Barasch. The Company and Richard Barasch believe that the allegations are totally without merit and that the likelihood of material recovery by the plaintiff is remote.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.  OTHER INFORMATION

                     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits

               Exhibit 11. Computation of Per Share Earnings Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in
                            Note 4 to the Consolidated Financial Statements in this report

               Exhibit 99.1 Certification pursuant to 18 U.S.C. Section
                            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               b. Reports on Form 8-K during the quarter ended March 31, 2003

                  None

--------------------------------------------------------------------------------

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNIVERSAL AMERICAN FINANCIAL CORP.

                                         By:  /S/ Robert A. Waegelein
                                              ----------------------------------
                                              Robert A. Waegelein
                                              Executive Vice President
                                              Chief Financial Officer

Date:  May 15, 2003

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



Date:  May 15, 2003

                                              /s/ Richard A. Barasch
                                              ----------------------------------
                                              Richard A. Barasch
                                              Chief Executive Officer

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


Date:  May 15, 2003

                                              /s/ Robert A. Waegelein
                                              ----------------------------------
                                              Robert A. Waegelein
                                              Chief Financial Officer