Form 10-Q
period 2003-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-08-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2003
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

         The number of shares outstanding of the Registrant's Common Stock as of August 5, 2003 was 53,719,935.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                           Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                            3
         Consolidated Statements of Operations - Three Months                                                   4
         Consolidated Statements of Operations - Six Months                                                     5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                               6
         Consolidated Statements of Cash Flows                                                                  7
         Notes to Consolidated Financial Statements                                                          8-19

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              20-37

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                             37-38

Item 4.  Controls and Procedures                                                                            38-39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     39

Item 2.  Changes in Securities and Use of Proceeds                                                             39

Item 3.  Defaults Upon Senior Securities                                                                       39

Item 4.  Submission of Matters to a Vote of Security Holders                                                   39

Item 5.  Other Information                                                                                     39

Item 6.  Exhibits and Reports on Form 8-K                                                                      40

         Signature                                                                                             40

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                           41-44

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2003             2002
                                                                               -----------       ------------
                                                                                        (unaudited)
                                                                                       (In thousands)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    (amortized cost: 2003, $995,681; 2002, $884,054)                           $ 1,077,462       $   934,950
  Equity securities, at fair value (cost: 2003, $3,029; 2002, $1,661)                3,384             1,645
  Policy loans                                                                      26,024            23,745
  Other invested assets                                                              2,226             2,808
                                                                               -----------       -----------
    Total investments                                                            1,109,096           963,148

Cash and cash equivalents                                                          106,964            36,754
Accrued investment income                                                           14,040            11,885
Deferred policy acquisition costs                                                  108,988            92,093
Amounts due from reinsurers                                                        217,660           220,100
Due and unpaid premiums                                                              6,233             6,066
Deferred income tax asset                                                            6,297            35,842
Present value of future profits and other amortizing intangible assets              44,055             2,987
Goodwill and other indefinite lived intangible assets                               12,840             7,973
Other assets                                                                        28,013            24,820
                                                                               -----------       -----------
    Total assets                                                                 1,654,186         1,401,668
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                      355,690           271,578
Reserves for future policy benefits                                                701,631           627,174
Policy and contract claims - life                                                    6,937             6,718
Policy and contract claims - health                                                105,165            88,216
Loan payable                                                                        50,000            50,775
Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely junior subordinated debentures                    55,000            15,000
Amounts due to reinsurers                                                            5,491             7,285
Other liabilities                                                                   43,365            48,153
                                                                               -----------       -----------
    Total liabilities                                                            1,323,279         1,114,899
                                                                               -----------       -----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares,
  issued: 2003, 53.7 million shares;
  2002, 53.2 million shares)                                                           537               532
Additional paid-in capital                                                         161,074           158,264
Accumulated other comprehensive income                                              51,861            29,887
Retained earnings                                                                  117,954            99,406
Less: Treasury stock (2003, 0.1 million shares;
        2002, 0.2 million shares)                                                     (519)           (1,320)
                                                                               -----------       -----------
    Total stockholders' equity                                                     330,907           286,769
                                                                               -----------       -----------
    Total liabilities and stockholders' equity                                 $ 1,654,186       $ 1,401,668
                                                                               ===========       ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        THREE MONTHS ENDED JUNE 30,                                2003               2002
                       -----------------------------                             ---------          ---------
                                                                             (IN THOUSANDS, PER SHARE AMOUNTS IN
                                                                                           DOLLARS)
Revenues:

   Direct premiums and policyholder fees earned                                  $ 183,333          $ 144,169
   Reinsurance premiums assumed                                                      6,290              1,147
   Reinsurance premiums ceded                                                      (68,014)           (79,665)
                                                                                 ---------          ---------
         Net premiums and policyholder fees earned                                 121,609             65,651

   Net investment income                                                            15,432             14,434
   Net realized gains (losses) on investments                                        1,185             (6,600)
   Fee and other income                                                              2,840              3,205
                                                                                 ---------          ---------
         Total revenues                                                            141,066             76,690
                                                                                 ---------          ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                                            4,871              3,961
   Net claims and other benefits                                                    81,600             42,640
   Interest credited to policyholders                                                3,422              2,606
   Net increase in deferred acquisition costs                                      (11,057)            (6,924)
   Amortization of present value of future profits and other intangibles             1,074                410
   Commissions                                                                      34,747             28,868
   Commission and expense allowances on reinsurance ceded                          (18,065)           (24,627)
   Interest expense                                                                  1,257                782
   Other operating costs and expenses                                               26,572             24,501
                                                                                 ---------          ---------
         Total benefits, claims and expenses                                       124,421             72,217
                                                                                 ---------          ---------

Income before taxes                                                                 16,645              4,473
Income tax expense                                                                   5,645              1,155
                                                                                 ---------          ---------
Net income                                                                       $  11,000          $   3,318
                                                                                 =========          =========

Earnings per common share:
   Basic                                                                         $    0.21          $    0.06
                                                                                 =========          =========
   Diluted                                                                       $    0.20          $    0.06
                                                                                 =========          =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30,                                     2003               2002
                    ---------------------------                                  ---------          ---------
                                                                             (IN THOUSANDS, PER SHARE AMOUNTS IN
                                                                                           DOLLARS)
Revenues:

   Direct premiums and policyholder fees earned                                  $ 337,979          $ 291,605
   Reinsurance premiums assumed                                                     12,739              2,085
   Reinsurance premiums ceded                                                     (149,923)          (163,127)
                                                                                 ---------          ---------
         Net premiums and policyholder fees earned                                 200,795            130,563

   Net investment income                                                            29,810             28,761
   Net realized gains (losses) on investments                                        1,295             (6,457)
   Fee and other income                                                              7,079              5,989
                                                                                 ---------          ---------
         Total revenues                                                            238,979            158,856
                                                                                 ---------          ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                                            9,936              6,531
   Net claims and other benefits                                                   132,340             85,286
   Interest credited to policyholders                                                6,555              5,213
   Net increase in deferred acquisition costs                                      (19,308)           (12,856)
   Amortization of present value of future profits and other intangibles             1,195                832
   Commissions                                                                      65,111             57,425
   Commission and expense allowances on reinsurance ceded                          (40,421)           (49,364)
   Interest expense                                                                  2,073              1,588
   Early extinguishment of debt (Note 8)                                             1,766                  -
   Other operating costs and expenses                                               51,436             48,103
                                                                                 ---------          ---------
         Total benefits, claims and expenses                                       210,683            142,758
                                                                                 ---------          ---------

Income before taxes                                                                 28,296             16,098
Income tax expense                                                                   9,748              5,282
                                                                                 ---------          ---------
Net income                                                                       $  18,548          $  10,816
                                                                                 =========          =========

Earnings per common share:
   Basic                                                                         $    0.35          $    0.20
                                                                                 =========          =========
   Diluted                                                                       $    0.34          $    0.20
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  ACCUMULATED
                                                    ADDITIONAL       OTHER
                                       COMMON        PAID-IN      COMPREHENSIVE    RETAINED     TREASURY
    SIX MONTHS ENDED JUNE 30,          STOCK         CAPITAL      INCOME/(LOSS)    EARNINGS       STOCK        TOTAL
---------------------------------    ----------     ---------     -------------    --------     --------     ---------
              2002

Balance, January 1, 2002               $  528       $ 155,746        $ 5,603       $ 69,279     $   (386)    $ 230,770

Net income                                  -               -              -         10,816            -        10,816
Other comprehensive income
   (Note 8)                                 -               -          6,505              -            -         6,505
                                                                                                             ---------

Comprehensive income                                                                                            17,321
                                                                                                             ---------

Issuance of common stock (Note 9)           3             855              -              -                        858

Stock-based compensation                    -             556              -              -                        556
Repayments of Loans to officers             -              10              -              -                         10
Treasury shares purchased, at                                                                          -
   cost (Note 9)                            -                              -              -         (699)         (699)
Treasury shares reissued (Note 9)           -              80              -              -          585           665
                                       ------       ---------        -------       --------     --------     ---------

Balance, June 30, 2002                 $  531       $ 157,247        $12,108       $ 80,095     $   (500)    $ 249,481
                                       ======       =========        =======       ========     ========     =========

              2003

Balance, January 1, 2003               $  532       $ 158,264        $29,887       $ 99,406     $ (1,320)    $ 286,769

Net income                                  -               -              -         18,548            -        18,548
Other comprehensive income
   (Note 8)                                 -               -         21,974              -            -        21,974
                                                                                                             ---------

Comprehensive income                                                                                            40,522
                                                                                                             ---------

Issuance of common stock (Note 9)           5           2,147              -              -            -         2,152
Stock-based compensation                    -             535              -              -            -           535
Repayments of Loans to officers                           110              -              -            -           110
Treasury shares purchased, at
   cost (Note 9)                            -               -              -              -         (240)         (240)
Treasury shares reissued (Note 9)           -              18              -              -        1,041         1,059
                                       ------       ---------        -------       --------     --------     ---------

Balance, June 30, 2003                 $  537       $ 161,074        $51,861       $117,954     $   (519)    $ 330,907
                                       ======       =========        =======       ========     ========     =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             SIX MONTHS ENDED JUNE 30,                                2003         2002
                            ---------------------------                             ---------    ---------
                                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                                          $  18,548    $  10,816
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combination):
  Deferred income taxes                                                                 8,490        3,006
  Change in reserves for future policy benefits                                         1,164        4,719
  Change in policy and contract claims                                                  3,221        6,731
  Change in deferred policy acquisition costs                                         (19,308)     (12,856)
  Amortization of present value of future profits and other intangibles                 1,195          832
  Amortization of bond premium                                                         (1,856)      (1,366)
  Amortization of capitalized loan origination fees                                     2,009          265
  Change in policy loans                                                                 (236)         141
  Change in accrued investment income                                                    (934)        (663)
  Change in reinsurance balances                                                       19,330       (5,134)
  Realized losses (gains) on investments                                               (1,295)       6,457
  Change in income taxes payable                                                       (1,771)      (2,396)
  Other, net                                                                           (1,522)      (4,105)
                                                                                    ---------    ---------
Net cash provided (used) by operating activities                                       27,035        6,447
                                                                                    ---------    ---------

Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                151,365       93,476
  Cost of fixed maturities purchased                                                 (136,621)    (121,385)
  Proceeds from sale of equity securities                                                 286        1,293
  Cost of equity securities purchased                                                    (427)        (639)
  Change in other invested assets                                                         582          742
  Change in due from / to broker                                                       (1,322)      (5,863)
  Purchase of business, net of cash acquired (Note 3)                                 (56,880)           -
  Other investing activities                                                           (1,515)      (2,921)
                                                                                    ---------    ---------
Net cash used by investing activities                                                 (44,532)     (35,297)
                                                                                    ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                            2,263          858
  Cost of treasury stock purchases                                                       (240)        (699)
  Change in policyholder account balances                                              45,875        7,813
  Change in reinsurance on policyholder account balances                                  584          844
  Principal repayment on loan payable                                                  (2,825)      (5,250)
  Early extinquishment of debt (Note 10)                                              (62,950)           -
  Issuance of new debt (Note 10)                                                       65,000            -
  Issuance of trust preferred securities (Note 11)                                     40,000            -
                                                                                    ---------    ---------
Net cash provided by financing activities                                              87,707        3,566
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                   70,210      (25,284)

Cash and cash equivalents at beginning of period                                       36,754       47,990
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $ 106,964    $  22,706
                                                                                    =========    =========

Supplemental cash flow information:
  Cash paid during the period for interest                                          $   1,938    $   1,069
                                                                                    =========    =========
  Cash paid during the period for income taxes                                      $   3,099    $   4,762
                                                                                    =========    =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life"), CHCS Services, Inc. and UAFC Statutory Trusts I, II, III and V.

         Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

         Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia and all the provinces of Canada. The principal insurance products are Medicare supplement, fixed benefit accident and sickness disability insurance, long term care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. CHCS Services, Inc., the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

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

         The Company has various stock-based compensation plans for its employees, directors and agents, which are more fully described in Notes 2 and 8 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K. In December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). The Company uses the fair value method of accounting for stock-based awards granted to agents, however, the intrinsic value method of accounting is used for stock-based awards granted to employees and directors. Accordingly, compensation cost is not recognized when the exercise price of an employee's stock option is equal to or exceeds the fair market value of the stock on the date the option is granted. SFAS 148 requires companies using the intrinsic value method of accounting to disclose, on a quarterly basis, the effect on reported net income and earnings per share if compensation expense was based on the fair value method of accounting for all stock-based awards. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value based method of accounting to all stock-based awards during each period presented (using the Black-Scholes option-pricing model for stock options).

                 SIX MONTHS ENDED JUNE 30,                               2003          2002
                 -------------------------                            ----------    ----------
                                                              (In thousands, except per share amounts)
Reported net income                                                   $   18,548    $   10,816
Add back: Stock-based compensation expense included in
  reported net income, net of tax                                            692           706
Less: Stock based compensation expense determined
  under fair value based method for all awards, net of tax                (1,308)       (1,273)
                                                                      ----------    ----------
Pro forma net income                                                  $   17,933    $   10,249
                                                                      ==========    ==========

Net income per share:
  Basic, as reported                                                  $     0.35    $     0.20
  Basic, pro forma                                                    $     0.34    $     0.20

  Diluted, as reported                                                $     0.34    $     0.20
  Diluted, pro forma                                                  $     0.33    $     0.19

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

         Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in Universal American's consolidated financial statements. At the time of closing, the fair value of net tangible assets of the acquired company amounted to $27.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was $32.3 million. At March 31, 2003, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $13.1 million, net of deferred taxes of $7.1 million, was assigned to the present value of future profits acquired, which has a weighted average life of 7 years and approximately $14.3 million, net of deferred taxes of $7.7 million, was assigned to the distribution channel acquired, which has a weighted average life of 30 years. The remaining $4.9 million was assigned to the value of the trademarks and licenses acquired, which are deemed to have an indefinite life.

         The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 and 2002 is as follows:

SIX MONTHS ENDED JUNE 30,            2003          2002
-------------------------          --------      --------
                                       (In thousands)
Total revenue                      $267,869      $206,526
Income before taxes (1)            $ 29,138      $ 14,852
Net income (1)                     $ 19,085      $  9,990

Earnings per common share:
    Basic                          $   0.36      $   0.19
    Diluted (1)                    $   0.35      $   0.18

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

         The pro forma results of operations reflect management's best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and Pyramid Life to account for Pyramid Life under the purchase method of accounting. In accordance with SFAS No. 141, "Business Combinations", the total purchase cost was allocated to Pyramid Life's assets and liabilities based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Although the time required to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination will vary with circumstances, the allocation period should not exceed one year from the consummation of a business combination. Management has provided its best estimate of the likely fair values of assets and liabilities for the purpose of this pro forma information. However, management cannot predict the potential adjustments resulting from the actual final purchase assumptions, which could result in differences from these pro forma estimates.

         The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

4.       INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill.

         The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                                     JUNE 30, 2003                         DECEMBER 31, 2002
                                          ------------------------------------    -------------------------------------
                                            GROSS CARRY         ACCUMULATED         GROSS CARRY         ACCUMULATED
                                              AMOUNT            AMORTIZATION           AMOUNT           AMORTIZATION
                                          ----------------    ----------------    ----------------    -----------------
                                                                         (In thousands)
Present value of future profits:
  Career Agency                               $ 20,208             $   664              $      -           $     -
  Senior Market Brokerage                        2,391                 828                 2,391               657
  Administrative Services                        7,671               6,594                 7,671             6,418
Distribution Channel - Career Agency            22,055                 184                     -                 -
                                              --------             -------              --------           -------
     Total                                    $ 52,325             $ 8,270              $ 10,062           $ 7,075
                                              ========             =======              ========           =======

         Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2003 - Remainder of year                $   2,043
2004                                        4,000
2005                                        3,939
2006                                        3,894
2007                                        3,861

         The carrying amounts of goodwill and intangible assets with indefinite lives as of June 30, 2003 and December 31, 2002, are shown below.

                                             2003               2002
                                          ----------         ---------
                                                  (In thousands)
Career Agency                              $  4,867           $     -
Senior Market Brokerage                       3,893             3,893
Administrative Services                       4,080             4,080
                                           --------           -------
   Total                                   $ 12,840           $ 7,973
                                           ========           =======

5.       REINSURANCE RECAPTURE

         Effective April 1, 2003, American Pioneer entered into an agreement to recapture approximately $48 million of Medicare supplement premium that had been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division under quota share arrangements. There was no gain or loss reported on the recapture of these agreements.

6.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:

                                                           INCOME             SHARES           PER SHARE
          THREE MONTHS ENDED JUNE 30,                    (NUMERATOR)       (DENOMINATOR)         AMOUNT
          ---------------------------                    -----------       -------------       ---------
                                                          (In thousands, per share amounts in dollars)
                  2003

Weighted average common stock outstanding                                      53,466
Less: Weighted average treasury shares                                            (89)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders              $ 11,000             53,377          $   0.21
                                                          ========                             ========

Effect of Dilutive Securities                                                   1,220
                                                                               ------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                   $ 11,000             54,597          $   0.20
                                                          ========             ======          ========

                                                            INCOME            SHARES           PER SHARE
        THREE MONTHS ENDED JUNE 30,                      (NUMERATOR)       (DENOMINATOR)        AMOUNT
        ---------------------------                      -----------       -------------       ---------
                                                          (In thousands, per share amounts in dollars)
                  2002

Weighted average common stock outstanding                                      53,065
Less: Weighted average treasury shares                                            (64)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders              $  3,318             53,001          $   0.06
                                                          ========                             ========

Effect of Dilutive Securities                                                   1,546
                                                                               ------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                   $  3,318             54,547          $   0.06
                                                          ========             ======          ========

                                                            INCOME            SHARES           PER SHARE
        SIX MONTHS ENDED JUNE 30,                        (NUMERATOR)       (DENOMINATOR)         AMOUNT
        -------------------------                        -----------       -------------       ---------
                                                           (In thousands, per share amounts in dollars)
                  2003

Weighted average common stock outstanding                                      53,361
Less: Weighted average treasury shares                                           (175)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders              $ 18,548             53,186          $   0.35
                                                          ========                             ========

Effect of Dilutive Securities                                                   1,198
                                                                               ------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                   $ 18,548             54,384          $   0.34
                                                          ========             ======          ========

                                                           INCOME             SHARES           PER SHARE
        SIX MONTHS ENDED JUNE 30,                        (NUMERATOR)       (DENOMINATOR)         AMOUNT
        -------------------------                        -----------       -------------       ---------
                                                          (In thousands, per share amounts in dollars)
                   2002

Weighted average common stock outstanding                                      52,979
Less: Weighted average treasury shares                                            (93)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders              $ 10,816             52,886          $   0.20
                                                          ========                             ========

Effect of Dilutive Securities                                                   1,493
                                                                               ------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                   $ 10,816             54,379          $   0.20
                                                          ========             ======          ========

7.       INVESTMENTS

         Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                     GROSS            GROSS
                                                AMORTIZED          UNREALIZED       UNREALIZED         FAIR
          CLASSIFICATION                          COST               GAINS            LOSSES           VALUE
-------------------------------------          -----------         ----------       ----------       ----------
                                                                        (In thousands)
JUNE 30, 2003

US Treasury securities
  and obligations of US government             $    71,002         $    2,227       $        -       $   73,229
Corporate debt securities                          469,465             47,600           (1,720)         515,345
Foreign debt securities (1)                        195,525             21,527             (130)         216,922
Mortgage- and asset-backed securities              259,689             13,787           (1,510)         271,966
                                               -----------         ----------       ----------       ----------
                                               $   995,681         $   85,141       $   (3,360)      $1,077,462
                                               ===========         ==========       ==========       ==========
DECEMBER 31, 2002

US Treasury securities
  and obligations of US government             $    90,189         $    1,670       $       (9)      $   91,850
Corporate debt securities                          374,087             30,323           (1,667)         402,743
Foreign debt securities (1)                        166,689             10,072             (216)         176,545
Mortgage- and asset-backed securities              253,089             12,621           (1,898)         263,812
                                               -----------         ----------       ----------       ----------
                                               $   884,054         $   54,686       $   (3,790)      $  934,950
                                               ===========         ==========       ==========       ==========

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

         The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       JUNE 30, 2003
                                               ---------------------------
                                               AMORTIZED           FAIR
                                                 COST              VALUE
                                               ---------        ----------
                                                      (In thousands)
Due in 1 year or less                          $  27,556        $   27,838
Due after 1 year through 5 years                 141,441           150,150
Due after 5 years through 10 years               342,797           383,976
Due after 10 years                               224,199           243,532
Mortgage- and asset-backed securities            259,688           271,966
                                               ---------        ----------
                                               $ 995,681        $1,077,462
                                               =========        ==========

         During the six months ended June 30, 2003, the Company wrote down the value of certain fixed maturity securities by $0.2 million. During the six months ended June 30, 2002, the Company wrote down the value of certain fixed maturity securities by $9.1 million (1.0% of investments), primarily as a result of the impairment of our WorldCom holdings, that were subsequently sold in July 2002. These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

8.       COMPREHENSIVE INCOME

         The components of other comprehensive income and the related tax effects for each component are as follows:

    THREE MONTHS ENDED JUNE 30,                       2003                                2002
-----------------------------------     --------------------------------    ------------------------------
                                         BEFORE        TAX       NET OF      BEFORE       TAX      NET OF
                                          TAX        EXPENSE      TAX         TAX       EXPENSE     TAX
                                         AMOUNT     (BENEFIT)    AMOUNT      AMOUNT    (BENEFIT)   AMOUNT
                                        --------    ---------   --------    --------   --------   -------
                                                                 (In thousands)
Net unrealized gain arising
 during the year (net of deferred
 acquisition cost adjustment)           $ 30,604    $ 10,710    $ 19,894    $ 14,834   $  5,192   $  9,642
Less:
Reclassification adjustment
 for losses (gains) included in net
 income                                   (1,185)       (414)       (771)      6,600      2,309      4,291
                                        --------    --------    --------    --------   --------   --------
Net unrealized gains                      29,419      10,296      19,123      21,434      7,501     13,933

Currency translation adjustments           4,611       1,614       2,997       2,108        731      1,377
                                        --------    --------    --------    --------   --------   --------

Other comprehensive income              $ 34,030    $ 11,910    $ 22,120    $ 23,542   $  8,232   $ 15,310
                                        ========    ========    ========    ========   ========   ========

     SIX MONTHS ENDED JUNE 30,                       2003                                2002
-----------------------------------     --------------------------------    ------------------------------
                                         BEFORE       TAX        NET OF      BEFORE      TAX       NET OF
                                          TAX        EXPENSE      TAX         TAX       EXPENSE     TAX
                                         AMOUNT     (BENEFIT)    AMOUNT      AMOUNT    (BENEFIT)   AMOUNT
                                        --------    ---------   --------    --------   ---------  -------
                                                                  (In thousands)
Net unrealized gain arising
 during the year (net of deferred
 acquisition cost adjustment)           $ 27,522    $  9,628    $ 17,894    $  1,391   $    485   $    906
Less:
Reclassification adjustment
 for losses (gains) included in net
 income                                   (1,295)       (453)       (842)      6,457      2,261      4,196
                                        --------    --------    --------    --------   --------   --------
Net unrealized gains                      26,227       9,175      17,052       7,848      2,746      5,102
Currency translation adjustments           7,573       2,651       4,922       2,160        757      1,403
                                        --------    --------    --------    --------   --------   --------
Other comprehensive income              $ 33,800    $ 11,826    $ 21,974    $ 10,008   $  3,503   $  6,505
                                        ========    ========    ========    ========   ========   ========

9.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

                                                                        2003                2002
                                                                     ----------          ----------
Common stock issued, beginning of year                               53,184,381          52,799,899
Stock options exercised                                                 311,750             224,302
Agent stock award                                                        37,368              69,789
Stock purchases pursuant to Agents' Stock Purchase Plan                 178,486              21,950
                                                                     ----------          ----------
Common stock issued, end of period                                   53,711,985          53,115,940
                                                                     ==========          ==========

         Treasury Stock

         The Board of Directors approved a plan to repurchase up to 1 million shares of Company stock in the open market. The primary purpose of the plan is to fund employee stock bonuses. During the three months ended June 30, 2003, the Company acquired 41,988 shares in the open market for a cost of $0.2 million at a weighted average market price of $5.72 per share and distributed 189,635 shares in the form of employee bonuses at a weighted average market price of $5.58 per share, at the date of distribution.

During the six months ended June 30, 2003, the Company acquired 104,295 shares in the open market for a cost of $0.7 million at a weighted average market price of $6.70 per share and distributed 103,216 shares in the form of officer and employee bonuses at a weighted average market price of $6.45 per share at the date of distribution.

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                        JUNE 30,           DECEMBER 31,
                                                          2003                 2002
                                                      -----------          ------------
                                                               (in thousands)
Net unrealized appreciation on investments            $    82,136          $     50,880
Deferred acquisition cost adjustment                       (7,350)               (2,320)
Foreign currency translation gains (losses)                 5,000                (2,574)
Deferred tax on the above                                 (27,925)              (16,099)
                                                      -----------          ------------
     Accumulated other comprehensive income           $    51,861          $     29,887
                                                      ===========          ============

10.      DEBT REFINANCING

         Prior Credit Facility

         As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 9 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, causing a pre-tax expense of approximately $1.8 million.

         New Credit Facility

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility none of which has been drawn as of June 30, 2003. The facility calls for interest at the London Interbank Offering Rate for one, two or three months ("LIBOR"), at the option of the Company, plus 300 basis points (currently 4.1%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and will be amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 were used to pay down the new term loan. Future scheduled principal payments were reduced as a result of this paydown, primarily in 2006 and 2007. In July 2003, the Company made a regularly scheduled principal payment of $2.0 million, During the six months ended June 30, 2003, the Company paid $0.7 million in interest and fees in connection with the new credit facility and $1.0 million in connection with the prior credit facility. During the six months ended June 30, 2002, the Company paid $0.8 million in connection with the prior credit facility.

         The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, as of June 30, 2003, with the final payment in March 2008:

2003 - Remainder of year                $   6,094
2004                                        8,613
2005                                        9,919
2006                                       10,262
2007                                       11,050
2008                                        4,062
                                        ---------
             Total                      $  50,000
                                        =========

11.      TRUST PREFERRED SECURITIES

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

   Maturity                 Amount                                   Spread       Rate as of
     Date                   Issued               Term              Over LIBOR   June 30, 2003
--------------             --------       ------------------       ----------      -------
                        (In thousands)
December, 2032             $ 15,000       Fixed/Floating (2)          400            5.3%
March, 2033                  10,000       Floating                    400            5.3%
May, 2033                    15,000       Floating                    420            5.5%
May, 2033                    15,000       Fixed/Floating              (1)            7.4%
                           --------
                           $ 55,000
                           ========

(1) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 bps.

(2) On July 1, 2003, Universal American entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for the floating rate of LIBOR plus 400 bps. The swap contract ends in December 2007.

         The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in thirty year floating rate junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), with the balance to be held for general corporate purposes.

         The Capital Securities represent an undivided beneficial interest in the Trust's assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. The Company owns all of the common securities of the Trust. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for this security the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

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

         During the six months ended June 30, 2003, the Company paid $0.6 million in interest in connection with the trust preferred securities.

12.      STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At June 30, 2003, the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $110.5 million. Statutory net income for the six months ended June 30, 2003 was $5.1 million, which included net realized gains of $0.4 million.

         The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2003 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were C$57.8 million (US$44.4 million) as of June 30, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at June 30, 2003.

13.      BUSINESS SEGMENT INFORMATION

         The Company's principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. A description of these segments follows:

CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and, beginning March 31, 2003, Pyramid Life. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance and annuities and are distributed by career agents under contract with either Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive, Constitution and Union Bankers which distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products include Medicare supplement/select, other senior supplemental health (long term care), senior life insurance and annuities.

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

Financial results by segment are as follows:

 THREE MONTHS ENDED JUNE 30,                        2003                               2002
-----------------------------            --------------------------        ----------------------------
                                                           Segment                          Segment
                                                        Income (Loss)                     Income (Loss)
                                          Segment          Before          Segment           Before
                                          Revenue       Income Taxes       Revenue        Income Taxes
                                         ---------      -------------      --------       -------------
                                                              (In thousands)
Career Agency                            $  73,801        $   9,720        $ 40,024         $   7,758
Senior Market Brokerage                     63,448            5,352          40,167             3,091
Administrative Services                     11,499            2,632          10,016             1,800
                                         ---------        ---------        --------         ---------
  Subtotal                                 148,748           17,704          90,207            12,649
Corporate                                       30           (2,244)              3            (1,576)
Intersegment revenues                       (8,897)               -          (6,920)                -
                                         ---------        ---------        --------         ---------
  Segment operating total (1)              139,881           15,460          83,290            11,073
Adjustments to segment total
  Net realized gains (1)                     1,185            1,185          (6,600)           (6,600)
                                         ---------        ---------        --------         ---------

Total                                    $ 141,066        $  16,645        $ 76,690         $   4,473
                                         =========        =========        ========         =========

 SIX MONTHS ENDED JUNE 30,                          2003                              2002
-----------------------------            --------------------------        ---------------------------
                                                           Segment                         Segment
                                                        Income (Loss)                    Income (Loss)
                                          Segment          Before          Segment         Before
                                          Revenue       Income Taxes       Revenue       Income Taxes
                                         ---------      -------------      --------      -------------
                                                              (In thousands)
Career Agency                            $ 115,140        $  19,190        $ 79,788         $  14,965
Senior Market Brokerage                    115,912            8,408          79,843             7,246
Administrative Services                     24,308            5,197          19,712             3,676
                                         ---------        ---------        --------         ---------
  Subtotal                                 255,360           32,795         179,343            25,887
Corporate                                       70           (5,794)            222            (3,332)
Intersegment revenues                      (17,746)               -         (14,252)                -
                                         ---------        ---------        --------         ---------
  Segment operating total (1)              237,684           27,001         165,313            22,555
Adjustments to segment total
  Net realized gains (1)                     1,295            1,295          (6,457)           (6,457)
                                         ---------        ---------        --------         ---------

Total                                    $ 238,979        $  28,296        $158,856         $  16,098
                                         =========        =========        ========         =========

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

Identifiable assets by segment are as follows:

                                               JUNE 30,            DECEMBER 31,
                                                 2003                 2002
                                              ----------           ------------
                                                       (In thousands)
Career Agency                                 $  870,182            $  683,720
Senior Market Brokerage                          729,917               707,967
Administrative Services                           18,051                19,332
                                             -----------            ----------
   Subtotal                                    1,618,150             1,411,019
Corporate                                        453,678               375,219
Intersegment assets (1)                         (417,642)             (384,570)
                                              ----------            ----------

Total Assets                                  $1,654,186            $1,401,668
                                              ==========            ==========

(1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

14.      FOREIGN OPERATIONS

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

                              THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                            -------------------------------           ------------------------------
                               2003                 2002                 2003                2002
                            -------------------------------           ------------------------------
                               (In thousands, in US$'s)                  (In thousands, in US$'s)
Revenues
  United States             $  57,832             $  26,134           $  84,073            $  52,156
  Canada                       15,969                13,890              31,067               27,632
                            ---------             ---------           ---------            ---------
     Total                  $  73,801             $  40,024           $ 115,140            $  79,788
                            =========             =========           =========            =========

         Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                                               JUNE 30,            DECEMBER 31,
                                                 2003                  2002
                                              ----------           ------------
                                                 (In thousands, in US$'s)
Assets                                        $  215,199            $  175,365
                                              ==========           ===========
Liabilities                                   $  150,697            $  124,843
                                              ==========           ===========

15.      SUBSEQUENT EVENT

         Effective July 1, 2003, Universal American entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization (including all rights to do business with its field force), to reinsure all future life insurance business on a 50% quota share basis and to reinsure a portion of the existing accident and health business. In addition, Universal American will perform the administration of this business, beginning July 1, 2003.

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

INTRODUCTION

         The following discussion and analysis presents a review of Universal American and its subsidiaries as of June 30, 2003 and December 31, 2002 and its results of operations for the three months and six months ended June 30, 2003 and 2002. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the MD&A included in the Company's 2002 Annual Report on Form 10-K.

         We own ten insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Penncorp Life Insurance Company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life") and Union Bankers Insurance Company ("Union Bankers"). Collectively, the insurance company subsidiaries are licensed to sell life and accident and health insurance in all fifty states, the District of Columbia and all the provinces of Canada. In addition to the Insurance Subsidiaries, we own a third party administrator, CHCS Services, Inc., that administers senior market business for more than 40 unaffiliated insurance companies, and also administers such business for our own companies. Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

OVERVIEW
         Our principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. We also report the corporate activities of our holding company in a separate segment. A description of these segments follows:

CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and, beginning March 31, 2003, Pyramid Life.. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance, and annuities and are distributed by career agents who are under contract with Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

SENIOR MARKET BROKERAGE -- This segment includes the operations of our other insurance subsidiaries, primarily American Pioneer, American Progressive, Constitution and Union Bankers that distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products include Medicare supplement/select, other senior supplemental health (long term care), senior life insurance and annuities.

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

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, valuation of certain investments, intangible assets and deferred taxes. There have been no changes in our critical accounting policies during 2003. Refer to "Critical Accounting Policies" in the Company's 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its consolidated financial statements.

SIGNIFICANT TRANSACTIONS

         Acquisition of Marketing Organization

         Effective July 1, 2003, Universal American entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization (including all rights to do business with its field force), to reinsure all future life insurance business on a 50% quota share basis and to reinsure a portion of the existing accident and health business. In addition, Universal American will perform the administration of this business, beginning July 1, 2003.

         Reinsurance Recapture

         Effective April 1, 2003, American Pioneer entered into an agreement to recapture approximately $48 million of Medicare supplement premium that had been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("TARe") under quota share arrangements. There was no gain or loss reported on the recapture of these agreements.

         Pyramid Life Acquisition

         On March 31, 2003, Universal American acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare supplement, long term care, life insurance, and annuities. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 agents operating out of 33 Senior Solutions Sales Centers. As of the closing, Pyramid Life had approximately $120 million of premium in force. In the Pyramid Life acquisition the Company acquired a block of in-force business that the Company believes will be profitable, as well as a career sales force that is skilled in selling the same type of senior market insurance products that are currently sold by Universal American. During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the senior market. Following a transition period that we estimate will take one year, the Pyramid Life business will be administered in our cost-effective and efficient service center. Operating results generated by Pyramid Life prior to the date of acquisition are not included in Universal American's consolidated financial statements. Refer to Consolidated Financial Statements Note 3 - Business Combinations for additional information on the acquisition.

         Debt Refinancing

         In connection with the acquisition of Pyramid Life (see Consolidated Financial Statements Note 3 - Business Combination), the Company refinanced its existing credit facility. On March 31, 2003, the Company entered into an $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. None of the revolving loan facility was drawn as of June 30, 2003 (Refer to Consolidated Financial Statement Note 8 - Debt Refinancing). The Company used the proceeds from the new term loan to repay the balance outstanding on its existing term loan. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, resulting in a pre-tax expense of approximately $1.8 million. In June 2003 a portion ($15.0 million) of the proceeds from Trust preferred issuances were used to reduce the balance of the term loan to $50.0 million.

         Trust Preferred Issuances

         During the six months ended June 30, 2003, the Company issued $40.0 million of fixed and floating rate trust preferred securities through subsidiary trusts, bringing the total outstanding to $55.0 million. These securities have terms similar to those issued in December 2002. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Consolidated Financial Statements Note 9 - Trust Preferred Securities).

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                           ----------------------------    --------------------------------
                                                              2003            2002              2003              2002
                                                           ------------    ------------    ---------------    -------------
                                                                                 (In thousands)
Operating Income (1):
  Career Agency                                            $      9,720    $      7,758    $        19,190    $      14,965
  Senior Market Brokerage                                         5,352           3,091              8,408            7,246
  Administrative Services                                         2,632           1,800              5,197            3,676
                                                           ------------    ------------    ---------------    -------------
    Segment operating income                                     17,704          12,649             32,795           25,887

Corporate & Eliminations                                         (2,244)         (1,576)            (4,028)          (3,332)
                                                           ------------    ------------    ---------------    -------------

Pro forma operating income before income taxes (1)               15,460          11,073             28,767           22,555

Income taxes (2)                                                 (5,231)         (3,465)            (9,913)          (7,542)
                                                           ------------    ------------    ---------------    -------------

Pro forma net operating income (1)                               10,229           7,608             18,854           15,013

Non-recurring items:
Early extinguishment of debt                                          -               -             (1,766)               -
Income taxes on non-recurring items                                   -               -                619                -
                                                           ------------    ------------    ---------------    -------------

Net non-recurring items                                               -               -             (1,147)               -
                                                           ------------    ------------    ---------------    -------------

Net Operating income                                             10,229           7,608             17,707           15,013

Realized gains (losses) on investments                            1,185          (6,600)             1,295           (6,457)
Income taxes on realized gains (losses)                            (414)          2,310               (454)           2,260
                                                           ------------    ------------    ---------------    -------------

  Net realized gains (losses) (3)                                   771          (4,290)               841           (4,197)
                                                           ------------    ------------    ---------------    -------------

Net income                                                 $     11,000    $      3,318    $        18,548    $      10,816
                                                           ============    ============    ===============    =============

Per share data (diluted):
  Pro forma net operating income (1)                       $       0.19    $       0.14    $          0.35    $        0.28
  Non-recurring items                                                 -               -              (0.02)               -
  Realized gains, net of tax (3)                                   0.01           (0.08)              0.01            (0.08)
                                                           ------------    ------------    ---------------    -------------

Net income                                                 $       0.20    $       0.06    $          0.34    $        0.20
                                                           ============    ============    ===============    =============

(1) We describe our income as follows: "Reported net income" is income based on generally accepted accounting principles. "Net operating income" excludes realized gains (losses). "Pro forma operating income" also excludes items that are non-recurring and, in the opinion of management, are not indicative of overall operating trends. The table above reconciles Pro forma operating income and Net operating income to Reported net income in accordance with generally accepted accounting principles.

(2) The effective tax rates were 33.9% and 25.8% for the quarters ended June 30, 2003 and 2002, respectively and 34.5% and 32.8% for the six months ended June 30, 2003 and 2002, respectively.

(3) Tax on realized capital gains (losses) and other non-recurring items is based on a 35.0% effective tax rate for all periods.

Three months ended June 30, 2003 and 2002

         Net income for the second quarter of 2003 increased by $7.7 million to $11.0 million compared to the second quarter months of 2002.

         During the second quarter of 2003, we recognized realized gains of $1.2 million compared to realized losses of $6.6 million in 2002. The difference in realized gains, net of tax, represents $5.1 million of the $7.7 million increase noted above. The losses in 2002 were primarily as a result of the impairment of our WorldCom holdings.

         Pro forma net operating income, excluding realized gains, was $10.2 million, or $0.19 per share for the second quarter of 2003, representing increases of 34% and 36%, respectively, over the 2002 second quarter results of $7.6 million, or $0.14 per share.

         Pre-tax operating results for the Career Agency segment improved by $2.0 million, or 24%, to $9.7 million in the second quarter of 2003 compared to the second quarter of 2002, primarily as a result of the acquisition of Pyramid.

         Operating results for the Senior Market Brokerage segment increased by $2.3 million, or 73%, to $5.4 million compared to the second quarter of 2002, primarily as a result of improved loss ratios for our Medicare supplement business.

         Operating income for the Administrative Services segment improved by $0.8 million, or 46%, compared to the second quarter of 2002. This improvement is primarily a result of growth in premiums managed and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.6 million, or 25%, compared to the second quarter of 2002.

         The operating loss from the Corporate segment increased by $0.7 million, or 43%, compared to the second quarter of 2002, due primarily to the increase in financing costs. In connection with the acquisition of Pyramid, we refinanced our debt and we issued trust preferred securities. Our combined outstanding debt was $105 million at June 30, 2003 compared to $56 million at June 30, 2002. See Liquidity section for additional details.

Six months ended June 30, 2003 and 2002

         Net income for the first six months of 2003 increased by $7.7 million to $18.5 million compared to the first six months of 2002.

         During the six months ended June 30, 2003, we recognized realized gains of $1.3 million compared to realized losses of $6.5 million in 2002. The difference in realized gains, net of tax, represents $5.0 million of the $7.7 million increase noted above. The losses in 2002 were primarily a result of the impairment of our WorldCom holdings.

         In connection with the acquisition of Pyramid Life, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a non-cash charge of $1.8 million (the "financing charge").

         Pro forma net operating income, excluding realized gains and excluding the financing charge, was $18.9 million, or $0.35 per share for the first six months of 2003, representing increases of 26% and 25%, respectively, over the 2002 six month results of $15.0 million, or $0.28 per share.

         Pre-tax operating results for the Career Agency segment improved by $4.2 million, or 28%, to $19.2 million in the first six months of 2003 compared to the first six months of 2002, primarily as a result of the acquisition of Pyramid, as well as the improvement in loss ratios from our Canadian business.

         The Senior Market Brokerage segment improved its operating results by $1.2 million, or 16%, to $8.4 million compared to the first six months of 2002. This improvement is the result of the increase in our net retained business and improvement in our Medicare supplement/select loss ratios. However, this was partially offset by an increase in claims, during the first quarter of 2003 relating to the discontinued block of Florida home health care policies.

         Operating income for the Administrative Services segment improved by $1.5 million, or 41%, compared to the first six months of 2002. This improvement is primarily a result of growth in premiums managed, the increase in fees for underwriting of long term care policies for third party clients and the scheduled reduction in the amortization of the PVFP. EBITDA for this segment increased $1.1 million, or 22%, compared to the first six months of 2002.

         The operating loss from the Corporate segment increased by $0.7 million, or 21%, compared to the first six months of 2002, due primarily to the increase in financing costs and the financing charge associated with the refinancing of our debt.

SEGMENT RESULTS - CAREER AGENCY

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                               -----------------------------    ----------------------------
                                                                  2003             2002            2003            2002
                                                               ------------     ------------    ------------    ------------
                                                                                      (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                             $      8,254     $      3,589    $     12,123    $      7,334
  Accident & health                                                  55,870           27,923          84,699          55,718
                                                               ------------     ------------    ------------    ------------
  Net premiums                                                       64,124           31,512          96,822          63,052
Net investment income                                                 9,589            8,343          18,116          16,487
Other income                                                             88              169             202             249
                                                               ------------     ------------    ------------    ------------
  Total revenue                                                      73,801           40,024         115,140          79,788
                                                               ------------     ------------    ------------    ------------

Policyholder benefits                                                43,899           19,912          63,409          40,094
Interest credited to policyholders                                    1,318              671           2,381           1,307
Change in deferred acquisition costs                                 (6,114)          (3,781)        (10,734)         (7,008)
Amortization of present value of future profits                         848                -             848               -
Commissions and general expenses, net of allowances                  24,130           15,464          40,046          30,430
                                                               ------------     ------------    ------------    ------------
  Total benefits, claims and other deductions                        64,081           32,266          95,950          64,823
                                                               ------------     ------------    ------------    ------------

  Segment operating income                                     $      9,720     $      7,758    $     19,190    $     14,965
                                                               ============     ============    ============    ============

Three months ended June 30, 2003 and 2002

         Pre-tax operating results for the Career Agency segment improved by $2.0 million, or 24%, to $9.7 million in the second quarter of 2003 compared to the second quarter of 2002, primarily as a result of the acquisition of Pyramid Life.

         REVENUES. Net premiums for the quarter increased by $32.6 million, or 104%, to $64.1 million for the segment compared to the second quarter of 2002. Pyramid Life added $31.7 million during the current quarter. Canadian premiums accounted for approximately 21% of the net premiums of this segment for the second quarter of 2003 and 35% of the net premiums for the second quarter of 2002. Net Canadian premiums increased approximately $1.6 million, however, the percentage of Canadian premiums dropped as a result of the premiums added from the Pyramid Life business. The Career agents also sold $15.7 million of fixed annuities during the second quarter of 2003, compared to $5.5 million in 2002. Annuity deposits are not reported as premiums for GAAP.

         Net investment income increased by approximately $1.2 million, or 15%, compared to the second quarter of 2002. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life, as well as the increase in the sale of annuities, offset by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $24.0 million compared to the second quarter of 2002. Pyramid Life added $22.9 million during the current quarter. The balance of the increase relates to an increase in the loss ratios for the U.S. disability business. Interest credited increased by $0.6 million, due to the increase in annuity balances as a result of the continued strong sales.

         The increase in deferred acquisition costs was approximately $2.3 million more in the second quarter of 2003, compared to the increase in the second quarter of 2002. This is directly related to the increase in the new business added by Pyramid Life, as well as continued strong sales of annuities generated by the segment during 2003.

         The amortization expense relates to the intangibles acquired in the Pyramid Life transaction.

         Commissions and general expenses increased by approximately $8.7 million, or 56%, in the second quarter of 2003 compared to 2002. The increase relates primarily the Pyramid Life business.

Six months ended June 30, 2003 and 2002

         Pre-tax operating results for the Career Agency segment improved by $4.2 million, or 28%, to $19.2 million in the first six months of 2003 compared to the first six months of 2002, primarily as a result of the acquisition of Pyramid Life, as well as improvement in loss ratios from our Canadian business.

         REVENUES. Net premiums for the period increased by approximately $33.8 million, or 54%, for the segment compared to the first six months of 2002, primarily as a result of the premiums from the Pyramid Life business. Canadian premiums accounted for approximately 28% of the net premiums of this segment for the first six months of 2003 and 35% of the net premiums for the first six months of 2002. Net Canadian premiums increased approximately $2.7 million, however, the percentage of Canadian premiums dropped as a result of the premiums added from the Pyramid Life business. The Career agents also sold $32.2 million of fixed annuities during the first six months of 2003, compared to $10.0 million in 2002. Annuity deposits are not reported as premiums for GAAP.

         Net investment income increased by approximately $1.6 million, or 10%, compared to the first six months of 2002. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life, as well as the increase in the sale of annuities, offset by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $23.3 million, or 58% compared to the first six months of 2002. The increase relates primarily to the Pyramid Life business added in 2003. Interest credited increased by $1.1 million, due to the increase in annuity balances as a result of the continued strong sales.

         The increase in deferred acquisition costs was approximately $3.7 million more in the first six months of 2003, compared to the increase in the first six months of 2002. This is directly related to the increase in the new business added by Pyramid Life, as well as continued strong sales of annuities generated by the segment during 2003.

         Commissions and general expenses increased by approximately $9.6 million, or 32%, in the first six months of 2003 compared to 2002. The increase relates primarily to the Pyramid Life business, as well as the increase in new business.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                               -----------------------------    ----------------------------
                                                                   2003             2002            2003            2002
                                                               ------------     ------------    ------------    ------------
                                                                                      (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                             $      5,004     $      4,936    $      9,249    $      9,538
  Accident & health                                                  52,482           29,203          94,725          57,973
                                                               ------------     ------------    ------------    ------------
  Net premiums                                                       57,486           34,139         103,974          67,511
Net investment income                                                 5,866            5,980          11,773          12,107
Other income                                                             96               48             165             225
                                                               ------------     ------------    ------------    ------------
  Total revenue                                                      63,448           40,167         115,912          79,843
                                                               ------------     ------------    ------------    ------------

Policyholder benefits                                                42,571           26,689          78,867          51,723
Interest credited to policyholders                                    2,105            1,935           4,174           3,906
Change in deferred acquisition costs                                 (4,943)          (3,143)         (8,574)         (5,848)
Amortization of present value of future profits                         138               32             171              75
Commissions and general expenses, net of allowances                  18,225           11,563          32,866          22,741
                                                               ------------     ------------    ------------    ------------
  Total benefits, claims and other deductions                        58,096           37,076         107,504          72,597
                                                               ------------     ------------    ------------    ------------

  Segment operating income                                     $      5,352     $      3,091    $      8,408    $      7,246
                                                               ============     ============    ============    ============

         The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market Brokerage segment and the corresponding average amount of premium retained. We reinsure a substantial portion of all of our Senior Market Brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare supplement/select written premium is reinsured under quota share reinsurance agreements ranging between 25% and 75% based upon the geographic distribution. We have also acquired various blocks of Medicare supplement premium, which we reinsure under quota share reinsurance agreements ranging from 50% to 100%. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes. In 2002 and 2003, we increased our retention on Medicare supplement new business, causing the percentage of net retained premium to increase as seen below. Additionally, the recapture of the TARe treaties, effective April 1, 2003, increased the net retained premium.

                                                                         THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------
                                                                     2003                            2002
                                                           GROSS              NET            GROSS            NET
                                                          PREMIUMS          RETAINED        PREMIUMS        RETAINED
                                                       --------------     -----------     -----------      ------------
                                                                                (In thousands)
Medicare supplement acquired                           $       42,649          41%        $    35,870            4%
Medicare supplement/select written                             63,415          47%             59,930           38%
Other senior supplemental health                                6,769          60%              6,328           59%
Other health                                                    3,024          41%              3,619           45%
Senior life insurance                                           3,478          70%              3,275           73%
Other life                                                      3,363          65%              3,199           69%

                                                       --------------                     -----------
Total gross premiums                                   $      122,698          47%        $   112,223           30%
                                                       ==============                     ===========

                                                                           SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------
                                                                     2003                             2002
                                                           GROSS              NET            GROSS             NET
                                                          PREMIUMS          RETAINED        PREMIUMS         RETAINED
                                                       --------------     -----------     -----------      ------------
                                                                                (In thousands)
Medicare supplement acquired                           $       87,670          33%        $    75,310            6%
Medicare supplement/select written                            130,000          43%            120,058           36%
Other senior supplemental health                               13,263          60%             12,415           60%
Other health                                                    5,728          43%              7,069           48%
Senior life insurance                                           6,070          65%              5,552           71%
Other life                                                      6,864          77%              7,225           76%

                                                       --------------                     -----------
Total gross premiums                                   $      249,595          42%        $   227,629           30%
                                                       ==============                     ===========

Three months ended June 30, 2003 and 2002

         Operating results for the Senior Market Brokerage segment increased by $2.3 million, or 73%, to $5.4 million compared to the second quarter of 2002.

         REVENUES. Gross premium written for the Senior Market portfolio products have increased $10.5 million, or 9%, over the second quarter of 2002. The increase in gross premium includes a $3.5 million, or 6%, increase in Medicare supplement/select written, as a result of continued new sales, rate increases and better than assumed persistency. Medicare supplement acquired increased by $6.8 million, or 19%, due primarily to the premiums from the Nationwide block of business acquired in November 2002. These increases are offset by a decrease of $0.6 million in other health premium, primarily as a result of anticipated lapsation.

         Net premiums for the second quarter of 2003 increased by approximately $23.3 million, or 68%, to $57.5 million compared to 2002. Net premiums grew faster than gross premiums as a result of the recapture of the TARe treaties, the acquisition of the Nationwide business, and our decision to reinsure less premium and retain more risk. As a result, the net amount of premium retained increased from 30% in 2002 to 47% in 2003.

         Net investment income decreased by $0.1 million compared to the second quarter of 2002. Although we increased the segment's invested assets, net investment income decreased due to an overall decline in reinvestment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $15.9 million, or 60%, to $42.6 million compared to the second quarter of 2002. The increase is due primarily to the increase in our net retained business as a result of the recapture of the TARe treaties, our acquisition of the Nationwide block of business and the increase in our net retained premium. However, during the second quarter of 2003, loss ratios on our Medicare supplement business improved from 71.9% in the second quarter of 2002 to 70.0% in the second quarter of 2003. In addition, we continued to see improvement in the results of the discontinued Florida home healthcare block of business.

         Interest credited increased by $0.2 million due to the increase in annuity balances as a result of strong sales of annuities.

         The increase in deferred acquisition costs in the second quarter of 2003 was approximately $1.8 million more than in the second quarter of 2002. The increase relates primarily to our higher retention on new business.

         Commissions and other operating expenses increased by approximately $6.7 million, or 58%, in the second quarter of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

               THREE MONTHS ENDED JUNE 30,                             2003               2002
               ---------------------------                     -------------------  -----------------
                                                                         (In thousands)
Commissions                                                    $            20,641  $          20,355
Other operating costs                                                       14,824             15,159
Reinsurance allowances                                                     (17,240)           (23,951)
                                                               -------------------  -----------------
Commissions and general expenses, net of allowances            $            18,225  $          11,563
                                                               ===================  =================

         The ratio of commissions to gross premiums decreased to 16.8% during the second quarter of 2003, from 18.1% in 2002, as a result of the growth in the inforce renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.1% during the second quarter of 2003 compared to 13.5% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 26.4% during the second quarter of 2003 compared to 30.6% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

Six months ended June 30, 2003 and 2002

         The Senior Market Brokerage segment improved its operating results by $1.2 million, or 16%, to $8.4 million compared to the first six months of 2002. This improvement is the result of the increase in our net retained business and improvement in our Medicare supplement/select loss ratios. However, this was partially offset by an increase in claims, during the first quarter of 2003, compared to the first quarter of 2002, relating to the discontinued block of Florida home health care policies.

         REVENUES. Gross premium written increased $22.0 million, or 10%, to $250.0 million over the first six months of 2002. The increase in gross premium written over the first six months of 2002 was primarily due to an 8%, or $9.9 million increase, on Medicare supplement/select business written by the Insurance Subsidiaries as a result of continued new sales, rate increases and better than assumed persistency. The increase was partially offset by excess lapsation of a block of Connecticut Medicare supplement business in the first quarter of 2003. Medicare supplement acquired premiums increased by $12.4 million, or 16%, due primarily to the premiums from the Nationwide block of business assumed, beginning in November 2002. We also experienced a 7%, or $0.8 million, increase in other senior supplemental health premium and a 9%, or $0.5 million, increase in senior life insurance premium. These increases are offset by a decrease of $1.3 million in other health premium, primarily as a result of anticipated lapsation.

         Net premiums for the first six months of 2003 increased by approximately $36.5 million, or 54%, compared to 2002. Net premiums grew faster than gross premiums as a result of the recapture of the TARe treaties, the acquisition of the Nationwide business, and our decision to reinsure less premium and retain more risk. As a result, the net amount of premium retained increased from 30% in 2002 to 42% in 2003.

         Net investment income decreased by $0.3 million compared to the first six months of 2002. Although we increased the segment's invested assets, net investment income decreased due to an overall decline in reinvestment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $27.1 million, or 52%, compared to the first six months of 2002. The increase is due primarily to the increase in our net retained business as a result of the recapture of the TARe treaties, our acquisition of the Nationwide block of business and the increase in our net retained premium. Additionally, we experienced an increase in losses on the discontinued Florida home healthcare block of business over the first six months of 2002, as well as favorable experience and reserve development on certain runoff blocks of business in the first quarter of 2002 that did not repeat in 2003. However, during the first six months of 2003, loss ratios on our Medicare supplement business improved from 73.6% in the first six months of 2002 to 71.3% in 2003.

         Interest credited to policyholders increased by $0.3 million due the increase in annuity balances as a result of strong sales of annuities.

         The increase in deferred acquisition costs was approximately $2.7 million more in the first six months of 2003, compared to the increase in the first six months of 2002. The increase relates primarily to our higher retention on new business and was offset by the accelerated amortization of the deferred costs relating to the excess lapsation on the block of Connecticut Medicare supplement policies.

         Commissions and other operating expenses increased by approximately $10.1 million, or 45%, in the first six months of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

             SIX MONTHS ENDED JUNE 30,                                 2003                2002
             -------------------------                         -------------------  -----------------
                                                                         (In thousands)
Commissions                                                    $            41,546  $          40,580
Other operating costs                                                       30,298             30,211
Reinsurance allowances                                                     (38,978)           (48,050)
                                                               -------------------  -----------------
Commissions and general expenses, net of allowances            $            32,866  $          22,741
                                                               ===================  =================

         The ratio of commissions to gross premiums decreased to 16.6% during the first six months of 2003, from 17.8% in 2002, as a result of the growth in the inforce renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.1% during the first six months of 2003 compared to 13.3% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 26.8% during the first six months of 2003 compared to 30.0% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                                                THREE MONTHS                   SIX MONTHS
                                                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                                                        --------------------------     --------------------------
                                                                            2003          2002            2003           2002
                                                                        -----------    -----------     -----------    -----------
                                                                                             (In thousands)
Service fee and other income                                            $    11,471    $     9,907     $    24,277    $    19,474
Net investment income                                                            28            109              31            238
                                                                        -----------    -----------     -----------    -----------
  Total revenue                                                              11,499         10,016          24,308         19,712
                                                                        -----------    -----------     -----------    -----------

Amortization of present value of future profits                                  87            378             175            757
General expenses                                                              8,780          7,838          18,936         15,279
                                                                        -----------    -----------     -----------    -----------
  Total expenses                                                              8,867          8,216          19,111         16,036
                                                                        -----------    -----------     -----------    -----------

  Segment operating income                                                    2,632          1,800           5,197          3,676

Depreciation, amortization and interest                                         497            698             958          1,387
                                                                        -----------    -----------     -----------    -----------
   Earnings before interest, taxes, depreciation and amortization (1)   $     3,129    $     2,498     $     6,155    $     5,063
                                                                        ===========    ===========     ===========    ===========

(1) In addition to segment operating income, we also evaluate the results of our Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is not in accordance with generally accepted accounting principles.

Three months ended June 30, 2003 and 2002

         Operating income for the Administrative Services segment improved by $0.8 million, or 46%, compared to the second quarter of 2002. This improvement is primarily a result of growth in premiums managed and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.6 million, or 25%, compared to the second quarter of 2002.

         The following table details the service fee revenue earned by our Administrative Services segment:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                          ----------------------------     ---------------------------
                                                              2003            2002             2003           2002
                                                          ------------    ------------     ------------    -----------
                                                                                 (In thousands)
Affiliated Fee Revenue
       Medicare supplement                                $      5,723    $      4,289     $     11,637    $     8,423
       Long term care                                              647             630            1,319          1,238
       Other health insurance                                       88              20              169             46
       Life insurance                                              196              95              388            190
                                                          ------------    ------------     ------------    -----------

       Total Affiliated Revenue                                  6,654           5,034           13,513          9,897
                                                          ------------    ------------     ------------    -----------

Unaffiliated Fee Revenue
       Medicare supplement                                       2,220           2,232            4,406          4,574
       Long term care                                            1,626           1,861            4,366          3,386
       Other health insurance                                       35             111               73            235
       Non-insurance products                                      450             284              726            659
       Non-insurance assistance                                    486             385            1,193            723
                                                          ------------    ------------     ------------    -----------

       Total Unaffiliated Revenue                                4,817           4,873           10,764          9,577
                                                          ------------    ------------     ------------    -----------
Total Administrative Service Revenue                      $     11,471    $      9,907     $     24,277    $    19,474
                                                          ============    ============     ============    ===========

                  Administrative Service fee revenue increased by $1.6 million, or 16%, as compared to the second quarter of 2002. Affiliated service fee revenue increased by $1.6 million compared to the second quarter of 2002 as a result of the increase in Medicare supplement business in force at our insurance subsidiaries.

         General expenses for the segment increased by $0.9 million, or 12%, due primarily to the increase in business.

         The amortization of PVFP relates primarily to the acquisition of American Insurance Administration Group, Inc. ("AIAG"). The PVFP was established when AIAG was acquired in January 2000 and is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. During the second quarter of 2003, the scheduled amortization was approximately $0.3 million lower than the second quarter of 2002.

Six months ended June 30, 2003 and 2002

         Operating income for the Administrative Services segment improved by $1.5 million, or 41%, compared to the first six months of 2002. This improvement is primarily a result of the growth in premiums managed, the fees for underwriting long term care policies for third party clients, including the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families, and the scheduled reduction in the amortization of the PVFP. EBITDA for this segment increased $1.1 million, or 22%, compared to the first six months of 2002.

         Administrative Service fee revenue increased by $4.8 million, or 25%, compared to the first six months of 2002. Affiliated service fee revenue increased by $3.7 million compared to the first six months of 2002 as a result of the increase in Medicare supplement business in force at our insurance subsidiaries. Unaffiliated service fee revenue increased by approximately $1.1 million primarily due to an increase in the fees for underwriting of long term care policies for our third party clients, including the underwriting work we performed for the consortium. However, the open enrollment period for this program has wound down, and we will seek to replace this business with additional services for our existing and recently acquired new clients

         General expenses for the segment increased by $3.7 million, or 24%, due primarily to the increase in business and the cost to bring new clients on line.

         During the first six months of 2003, the scheduled amortization of PVFP was approximately $0.6 million lower than the comparable period of 2002.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                          ----------------------------     ---------------------------
                                                             2003            2002             2003            2002
                                                          ------------    ------------     ------------    -----------
                                                                                 (In thousands)
Interest cost on outstanding debt                         $      1,257    $        782     $      2,073    $     1,588
Amortization of capitalized loan origination fees                  114             133              243            265
Stock-based compensation expense                                    91             160              182            320
Other parent company expenses, net                                 782             501            1,530          1,159
                                                          ------------    ------------     ------------    -----------

  Segment operating loss                                  $      2,244    $      1,576     $      4,028    $     3,332
                                                          ============    ============     ============    ===========

Three months ended June 30, 2003 and 2002

         The operating loss from the Corporate segment increased by $0.7 million, or 43%, compared to the second quarter of 2002, due primarily to the increase in financing costs. In connection with the acquisition of Pyramid Life, we refinanced our debt and we issued trust preferred securities. Our combined outstanding Debt was $105 million at June 30, 2003 compared to $56 million at June 30, 2002. See Liquidity section for additional details.

Six months ended June 30, 2003 and 2002

         The operating loss from the Corporate segment increased by $0.7 million, or 21%, compared to the first six months of 2002, due primarily to the increase in financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

         We require cash at our parent company to meet our obligations under our credit facility and our outstanding debentures held by our subsidiary Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

         We believe that our current cash position, the availability of our new $15.0 million revolving credit facility, the expected cash flows of our administrative service company and the surplus note interest payments from American Exchange (as explained below) can support our parent company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

         Contractual Obligations and Commercial Commitments

         Prior Credit Facility

         As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 9 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, causing a pre-tax expense of approximately $1.8 million.

         New Credit Facility

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility none of which has been drawn as of June 30, 2003. The facility calls for interest at the London Interbank Offering Rate for one, two or three months ("LIBOR"), at the option of the Company, plus 300 basis points (currently 4.1%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and will be amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million trust preferred securities issued in May 2003 were used to pay down the new term loan. Future scheduled principal payments were reduced as a result of this paydown, primarily in 2006 and 2007. In July 2003, the Company made a regularly scheduled principal payment of $2.0 million. During the six months ended June 30, 2003, the Company paid $0.7 million in interest and fees in connection with the new credit facility and $1.0 million in connection with the prior credit facility. During the six months ended June 30, 2002, the Company paid $0.8 million in connection with the prior credit facility.

         The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, as of June 30, 2003, with the final payment in April 2008:

2003 - Remainder of year         $   6,094
2004                                 8,613
2005                                 9,919
2006                                10,262
2007                                11,050
2008                                 4,062
                                 ---------
         Total                   $  50,000
                                 =========

         Trust Preferred Securities

         Separate subsidiary trusts, of the company (the "Trusts") issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

    Maturity                Amount                                  Spread       Rate as of
      Date                  Issued             Term               Over LIBOR    June 30, 2003
------------------      -------------   -------------------    ---------------  -------------
                        (In thousands)
December, 2032          $      15,000   Fixed/Floating(2)           400             5.3%
March, 2033                    10,000   Floating                    400             5.3%
May, 2033                      15,000   Floating                    420             5.5%
May, 2033                      15,000   Fixed/Floating              (1)             7.4%
                        -------------
                        $      55,000
                        =============

(1) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 bps.

(2) On July 1, 2003, Universal American entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for the floating rate of LIBOR plus 400 bps. The swap contract ends in December 2007.

         The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in thirty year floating rate junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), with the balance to be held for general corporate purposes.

         The Capital Securities represent an undivided beneficial interest in the Trust's assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. The Company owns all of the common securities of the Trust. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for this security the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

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

         During the six months ended June 30, 2003, the Company paid $0.6 million in interest in connection with the trust preferred securities.

         Affiliated Obligations of the Parent Company

         In connection with an agreement entered into in 1996 under which American Pioneer became a direct subsidiary of our holding company rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. The balance of $2.0 million was redeemed in May 2003. Our holding company paid interest on the outstanding debentures quarterly at a rate of 8.5%. During the six months ended June 30, 2003, our parent holding company paid $0.1 million in interest on these debentures to American Progressive. The interest on these debentures is eliminated in consolidation.

         In January 2002, our parent company issued a debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). Our parent company paid $2.2 million in principal during 2003, reducing the outstanding balance to $11.9 million as of June 30, 2003. Principal and interest payments are made quarterly. The debenture is scheduled to be repaid in full by the third quarter of 2005. During 2003, our parent holding company paid $0.6 million in interest on these debentures. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

         Lease Obligations

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2003 - Remainder of year        $  1,003
2004                               1,807
2005                               1,279
2006                               1,145
2007 and thereafter                3,764
                                --------
            Totals              $  8,998
                                ========

         In addition to the above, Pennsylvania Life is the named lessee on approximately 40 properties occupied by Career Agents for uses as field offices. The agents reimburse rent for these field offices. The total annual rent obligation for these field offices is approximately $633,000.

         Administrative Service Company

         Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $6.2 million for the six months ended June 30, 2003.

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of June 30, 2003, the principal amount of the surplus note was $60.0 million. The note bears interest to our parent holding company at LIBOR plus 375 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. No dividends have been paid to American Exchange during the six months ended June 30, 2003. No principal payments were made during 2003. During the first six months of 2003, American Exchange paid $1.5 million in interest on the surplus notes to our holding company.

         Insurance Subsidiaries

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of June 30, 2003, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of June 30 , 2003 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $110.5 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of June 30, 2003 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         Penncorp Life (Canada) is subject to Canadian capital requirements and reports its results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were C$59.8 million (US$44.4 million) as of June 30, 2003. Penncorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of June 30, 2003.

         Dividend payments by our insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Currently, Pennsylvania Life is able to pay ordinary dividends of up to $10.6 million to American Exchange (its direct parent) without the prior approval from Pennsylvania Department of Insurance in 2003. During the six months ended June 30, 2003, Penncorp Life (Canada) paid $ 2.7 million in dividends to Universal American. It is anticipated that Penncorp Life (Canada) will be able to pay additional ordinary dividends of up to $3.3 million to Universal American in 2003. We do not expect that our other insurance subsidiaries will be able to pay ordinary dividends in 2003.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2003 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $26.0 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets decreased from 6.8% in 2002 to 5.4% in 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         As of June 30, 2003, our insurance company subsidiaries held cash and cash equivalents totaling $81.6 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1,077.5 million. The fair values of these holdings totaled more than $1,159.1 million as of June 30, 2003.

         Investments

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life, which is managed by Hyperion Capital. MFC Global Investment Management manages our Canadian portfolio. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "Baa3" (Moody's Investor Service), "BBB-" (Standard & Poor's Corporation) or higher. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

         As of June 30, 2003, 99.1% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. There were no non-income producing fixed maturities as of June 30, 2003. We wrote down the value of certain fixed maturity securities by $0.2 million during the six months ended June 30, 2003, and by $9.1 million during the six months ended June 30, 2002 (primarily as a result of the impairment of our World Com holdings). In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

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

         Interest Rate Sensitivity

         Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our insurance liabilities generally arise over relatively long periods of time, which typically permits ample time to prepare for their settlement. To date, we have not used various financial risk management tools on our investment securities, such as interest rate swaps, forwards, futures and options to modify our exposure to changes in interest rates. However, we may consider using such risk management tools in the future.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2003, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $69.4 million and a 200 basis point increase in market interest rates would result in $130.6 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $63.6 million and a 200 basis point decrease in market interest rates would result in a $137.3 million increase.

         Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended June 30, 2003, approximately 13% of our assets, 13% of our revenues, excluding realized gains, and 22% of our operating income before taxes were derived from our Canadian operations. As of and for the three months ended June 30, 2002, approximately 13% of our assets, 17% of our revenues, excluding realized gains, and 19% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         As of June 30, 2003, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $0.5 million and a decrease in shareholders' equity of approximately $4.8 million. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in an increase in our operating income before taxes of approximately $0.7 million and an increase in shareholders' equity of approximately $5.8 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

         The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company

                  A lawsuit was commenced in 2002 against Universal American, American Progressive and Richard A. Barasch by Marvin Barasch, a former Chairman of American Progressive and Universal American. The five counts in the lawsuit primarily arise out of Marvin Barasch's employment agreement with American Progressive, but also include other personal claims against Richard Barasch. In July 2003 all of the counts were dismissed, except for the allegation in Count 1 of age discrimination under New York State law. The plaintiff has filed a Notice of Appeal as to two of the dismissed counts. The Company believes that the remaining allegation of Count 1, as well as the allegations in the dismissed counts now under appeal, are all totally without merit and that the likelihood of material recovery by the plaintiff is remote.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               a. The annual meeting of the stockholders of Universal American
                  Financial Corp. was held on June 3, 2003.

               b. All director nominees were elected.

               c. Certain matters voted upon at the meeting and votes cast with respect to such matters are as follows:

                  ELECTION OF DIRECTORS:

                           VOTES         VOTES
      DIRECTOR            RECEIVED      WITHHELD
Richard A. Barasch       47,468,191      206,644
Bradley E. Cooper        47,579,259       95,576
Susan S. Fleming         47,579,259       95,576
Mark M. Harmeling        47,579,259       95,576
Bertram Harnett          47,273,632      401,203
Linda A. Lamel           47,579,259       95,576
Patrick J. McLaughlin    47,579,259       95,576
Robert Spass             47,579,259       95,576
Robert F. Wright         47,579,259       95,576

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits

                  Exhibit 11     Computation of Per Share Earnings
                                    Data required by Statement of Financial
                                    Accounting Standards No. 128, Earnings
                                    Per Share, is provided in Note 6 to the
                                    Consolidated Financial Statements in this report.

                  Exhibit 31.1   Certification of Chief Executive Officer
                                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2   Certification of Chief Financial Officer
                                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               b. Reports on Form 8-K

                  During the quarterly period ended June 30, 2003, the following current reports were filed on Form 8-K:

                  1. Form 8-K filed on April 2, 2003 regarding the purchase of the Pyramid Life Insurance Company and the placement of $10 million of trust preferred securities.

                  2. Form 8-K filed on May 29, 2003 regarding the placement of $30 million of trust preferred securities.

                  3. Form 8-K filed on June 12, 2003 amending Item 7 (a) and (b) of Form 8-K filed April 2, 2003.

                  4. Form 8-K filed on June 20, 2003 regarding the recapture of certain reinsurance contracts.

                  5. Form 8-K filed on July 10, 2003 regarding the acquisition of the marketing organization of Guarantee Reserve Life Insurance Company ("GRL") and the reinsurance of GRL's future Life insurance business.

                  6. Form 8-K filed on August 6, 2003 regarding the press release announcing results of operations and financial condition for the period ended June 30, 2003.

                  7. Form 8-K filed on August 6, 2003 regarding supplemental financial information for the period ended June 30, 2003.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL AMERICAN FINANCIAL CORP.

                                    By: /S/ Robert A. Waegelein
                                        -----------------------
                                        Robert A. Waegelein
                                        Executive Vice President
                                        Chief Financial Officer

Date: August 13, 2003