Form 10-Q
period 2003-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-11-14
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act Rule 12b-2): Yes[x] No [ ]

         The number of shares outstanding of the Registrant's Common Stock as of November 1, 2003 was 53,966,454.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                  3
         Consolidated Statements of Operations - Three Months                                         4
         Consolidated Statements of Operations - Nine Months                                          5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                     6
         Consolidated Statements of Cash Flows                                                        7
         Notes to Consolidated Financial Statements                                                8-21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    22-40

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                   40-41

Item 4.  Controls and Procedures                                                                     41


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           42

Item 2.  Changes in Securities and Use of Proceeds                                                42-43

Item 3.  Defaults Upon Senior Securities                                                             43

Item 4.  Submission of Matters to a Vote of Security Holders                                         43

Item 5.  Other Information                                                                           43

Item 6.  Exhibits and Reports on Form 8-K                                                         43-44

         Signature                                                                                   44

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                 45-48

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2003             2002
                                                                     -------------     ------------
                                                                              (unaudited)
                                                                             (In thousands)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    (amortized cost: 2003, $1,076,037; 2002, $884,054)                $ 1,143,682      $   934,950
  Equity securities, at fair value (cost: 2003, $1,481, $1,661)             1,537            1,645
  Policy loans                                                             25,823           23,745
  Other invested assets                                                     1,588            2,808
                                                                      -----------      -----------
    Total investments                                                   1,172,630          963,148

Cash and cash equivalents                                                  72,594           36,754
Accrued investment income                                                  13,720           11,885
Deferred policy acquisition costs                                         125,271           92,093
Amounts due from reinsurers                                               220,111          220,100
Due and unpaid premiums                                                     6,565            6,066
Deferred income tax asset                                                   6,882           35,842
Present value of future profits and other amortizing intangible            44,801            2,987
assets
Goodwill and other indefinite lived intangible assets                      13,117            7,973
Other assets                                                               31,909           24,820
                                                                      -----------      -----------
    Total assets                                                        1,707,600        1,401,668
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                             397,495          271,578
Reserves for future policy benefits                                       711,607          627,174
Policy and contract claims - life                                           7,254            6,718
Policy and contract claims - health                                       100,945           88,216
Loan payable                                                               45,938           50,775
Company obligated mandatorily redeemable preferred securities of
  subsidiary trusts holding solely junior subordinated debentures          55,000           15,000
Amounts due to reinsurers                                                   4,459            7,285
Other liabilities                                                          48,750           48,153
                                                                      -----------      -----------
    Total liabilities                                                   1,371,448        1,114,899
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares,
   issued: 2003, 54.1 million shares;
   2002, 53.2 million shares)                                                 541              532
Additional paid-in capital                                                164,024          158,264
Accumulated other comprehensive income                                     42,971           29,887
Retained earnings                                                         129,370           99,406
Less: Treasury stock (2003, 0.1 million shares;
        2002, 0.2 million shares)                                            (754)          (1,320)
                                                                      -----------      -----------
    Total stockholders' equity                                            336,152          286,769
                                                                      -----------      -----------
    Total liabilities and stockholders' equity                        $ 1,707,600      $ 1,401,668
                                                                      ===========      ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                       THREE MONTHS ENDED SEPTEMBER 30,                            2003                       2002
------------------------------------------------------------------------     -----------------          -----------------
                                                                             (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned                                  $ 184,417                  $ 145,783
   Reinsurance premiums assumed                                                      6,190                        349
   Reinsurance premiums ceded                                                      (66,966)                   (80,362)
                                                                                 ---------                  ---------
         Net premiums and policyholder fees earned                                 123,641                     65,770

   Net investment income                                                            15,078                     14,774
   Net realized gains (losses) on investments                                          582                        247
   Fee and other income                                                              2,623                      3,165
                                                                                 ---------                  ---------
          Total revenues                                                           141,924                     83,956
                                                                                 ---------                  ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                                           10,112                      3,473
   Net claims and other benefits                                                    74,505                     40,306
   Interest credited to policyholders                                                4,023                      2,915
   Net increase in deferred acquisition costs                                      (15,097)                    (7,035)
   Amortization of present value of future profits and other intangibles             1,051                        404
   Commissions                                                                      35,736                     28,342
   Commission and expense allowances on reinsurance ceded                          (15,755)                   (22,742)
   Interest expense                                                                  1,327                        746
   Other operating costs and expenses                                               28,325                     24,670
                                                                                 ---------                  ---------
          Total benefits, claims and expenses                                      124,227                     71,079
                                                                                 ---------                  ---------

Income before taxes                                                                 17,697                     12,877
Income tax expense                                                                   6,281                      4,558
                                                                                 ---------                  ---------
Net income                                                                       $  11,416                  $   8,319
                                                                                 =========                  =========

Earnings per common share:
  Basic                                                                          $    0.21                  $    0.16
                                                                                 =========                  =========
  Diluted                                                                        $    0.21                  $    0.15
                                                                                 =========                  =========

           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30,                              2003                       2002
------------------------------------------------------------------------     -----------------          -----------------
                                                                             (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned                                  $ 522,396                  $ 437,388
   Reinsurance premiums assumed                                                     18,928                      2,434
   Reinsurance premiums ceded                                                     (216,888)                  (243,489)
                                                                                 ---------                  ---------
          Net premiums and policyholder fees earned                                324,436                    196,333

   Net investment income                                                            44,888                     43,535
   Net realized gains (losses) on investments                                        1,878                     (6,210)
   Fee and other income                                                              9,701                      9,154
                                                                                 ---------                  ---------
          Total revenues                                                           380,903                    242,812
                                                                                 ---------                  ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                                           20,048                     10,004
   Net claims and other benefits                                                   207,041                    125,592
   Interest credited to policyholders                                               10,381                      8,128
   Net increase in deferred acquisition costs                                      (34,405)                   (19,891)
   Amortization of present value of future profits and other intangibles             2,246                      1,236
   Commissions                                                                     100,847                     87,744
   Commission and expense allowances on reinsurance ceded                          (56,176)                   (72,106)
   Interest expense                                                                  3,400                      2,334
   Early extinguishment of debt (Note 10)                                            1,766                          -
   Other operating costs and expenses                                               79,762                     70,796
                                                                                 ---------                  ---------
          Total benefits, claims and expenses                                      334,910                    213,837
                                                                                 ---------                  ---------

Income before taxes                                                                 45,993                     28,975
Income tax expense                                                                  16,029                      9,840
                                                                                 ---------                  ---------
Net income                                                                       $  29,964                  $  19,135
                                                                                 =========                  =========

Earnings per common share:
  Basic                                                                          $    0.56                  $    0.36
                                                                                 =========                  =========
  Diluted                                                                        $    0.55                  $    0.35
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   ACCUMULATED
                                                    ADDITIONAL        OTHER
                                       COMMON        PAID-IN      COMPREHENSIVE    RETAINED      TREASURY
 NINE MONTHS ENDED SEPTEMBER 30,        STOCK        CAPITAL     INCOME / (LOSS)   EARNINGS        STOCK          TOTAL
---------------------------------     ---------     ----------   ---------------  ---------      ----------     ----------
              2002
Balance, January 1, 2002              $     528     $ 155,746       $   5,603     $  69,279      $    (386)     $ 230,770

Net income                                    -             -               -        19,135              -         19,135
Other comprehensive income
   (Note 8)                                   -             -          24,767             -              -         24,767
                                                                                                                ---------

Comprehensive income                                                                                               43,902
                                                                                                                ---------

Issuance of common stock (Note 9)             4         1,037               -             -                         1,041

Stock-based compensation                      -           941               -             -                           941
Repayments of Loans to officers               -            10               -             -              -             10
Treasury shares purchased, at
  cost (Note 9)                               -                             -             -         (1,272)        (1,272)
Treasury shares reissued (Note 9)             -            81               -             -            586            667
                                      ---------     ---------       ---------     ---------      ---------      ---------

Balance, September 30, 2002           $     532     $ 157,815       $  30,370     $  88,414      $  (1,072)     $ 276,059
                                      =========     =========       =========     =========      =========      =========

              2003
Balance, January 1, 2003              $     532     $ 158,264       $  29,887     $  99,406      $  (1,320)     $ 286,769

Net income                                    -             -               -        29,964              -         29,964
Other comprehensive income
   (Note 8)                                   -             -          13,084             -              -         13,084
                                                                                                                ---------

Comprehensive income                                                                                               43,048
                                                                                                                ---------

Issuance of common stock (Note 9)             9         4,190               -             -              -          4,199
Stock-based compensation                      -           900               -             -              -            900
Repayments of Loans to officers               -           653               -             -              -            653
Treasury shares purchased, at
  cost (Note 9)                               -             -               -             -           (477)          (477)
Treasury shares reissued (Note 9)             -            17               -             -          1,043          1,060
                                      ---------     ---------       ---------     ---------      ---------      ---------

Balance, September 30, 2003           $     541     $ 164,024       $  42,971     $ 129,370      $    (754)     $ 336,152
                                      =========     =========       =========     =========      =========      =========

           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,                                  2003           2002
---------------------------------------------------------------------------------     ----------     ----------
                                                                                          (In thousands)
Cash flows from operating activities:
Net income                                                                            $  29,965      $  19,135
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combination):
  Deferred income taxes                                                                  13,081          8,389
  Change in reserves for future policy benefits                                          11,746         16,323
  Change in policy and contract claims                                                     (682)         7,589
  Change in deferred policy acquisition costs                                           (34,405)       (19,891)
  Amortization of present value of future profits and other intangibles                   2,246          1,236
  Net accretion of bond discount                                                         (2,613)        (2,673)
  Amortization of capitalized loan origination fees                                       2,119            398
  Change in policy loans                                                                    (34)           (54)
  Change in accrued investment income                                                      (615)         1,342
  Change in reinsurance balances                                                         12,640         (8,302)
  Realized losses (gains) on investments                                                 (1,878)         6,210
  Change in income taxes payable                                                         (1,493)        (2,452)
  Other, net                                                                              2,473         (4,934)
                                                                                      ---------      ---------
Net cash provided (used) by operating activities                                         32,550         22,316
                                                                                      ---------      ---------

Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                  221,808        195,033
  Cost of fixed maturities purchased                                                   (286,771)      (238,949)
  Change in amounts held in trust by reinsurer                                                -         (1,456)
  Proceeds from sale of equity securities                                                 2,104          2,768
  Cost of equity securities purchased                                                      (697)          (639)
  Change in other invested assets                                                             6            806
  Change in due from / to broker                                                         (1,404)        (4,420)
  Purchase of business, net of cash acquired (Note 3)                                   (58,940)             -
  Other investing activities                                                               (861)        (1,883)
                                                                                      ---------      ---------
Net cash used by investing activities                                                  (124,755)       (48,740)
                                                                                      ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                              4,852          1,042
  Cost of treasury stock purchases                                                         (477)        (1,272)
  Change in policyholder account balances                                                87,680         19,283
  Change in reinsurance on policyholder account balances                                    827            798
  Principal repayment on loan payable                                                    (6,887)        (7,875)
  Early extinguishment of debt (Note 10)                                                (62,950)             -
  Issuance of new debt (Note 10)                                                         65,000              -
  Issuance of trust preferred securities (Note 11)                                       40,000              -
                                                                                      ---------      ---------
Net cash provided by financing activities                                               128,045         11,976
                                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                                     35,840        (14,448)

Cash and cash equivalents at beginning of period                                         36,754         47,990
                                                                                      ---------      ---------
Cash and cash equivalents at end of period                                            $  72,594      $  33,542
                                                                                      =========      =========

Supplemental cash flow information:
  Cash paid during the period for interest                                            $   3,497      $   1,744
                                                                                      =========      =========
  Cash paid during the period for income taxes                                        $   4,061      $   4,186
                                                                                      =========      =========

           See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American" or the "Parent Company") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life"), CHCS Services, Inc. and UAFC Statutory Trusts I,II,III and V.

         Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

         Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia and all the provinces of Canada. The principal insurance products are Medicare Supplement/Select, fixed benefit accident and sickness disability insurance, long term care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. CHCS Services, Inc., the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

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

         The Company has various stock-based compensation plans for its employees, directors and agents, which are more fully described in Notes 2 and 8 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K. In December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). The Company uses the fair value method of accounting for stock-based awards granted to agents, however, the intrinsic value method of accounting is used for stock-based awards granted to employees and directors. Accordingly, compensation cost is not recognized when the exercise price of an employee's stock option is equal to or exceeds the fair market value of the stock on the date the option is granted. SFAS 148 requires companies using the intrinsic value method of accounting to disclose, on a quarterly basis, the effect on reported net income and earnings per share as if compensation expense was based on the fair value method of accounting for all stock-based awards. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value based method of accounting to all stock-based awards during each period presented (using the Black-Scholes option-pricing model for stock options).

               NINE MONTHS ENDED SEPTEMBER 30,                     2003                   2002
--------------------------------------------------------     ----------------       ----------------
                                                             (In thousands, except per share amounts)
Reported net income                                            $     29,964           $     19,135
Add back: Stock-based compensation expense included in
  reported net income, net of tax                                     1,101                  1,128
Less:  Stock based compensation expense determined under
  fair value based method for all awards, net of tax                 (2,104)                (1,978)
                                                               ------------           ------------
Pro forma net income                                           $     28,961           $     18,285
                                                               ============           ============

Net income per share:
  Basic, as reported                                           $       0.56           $       0.36
  Basic, pro forma                                             $       0.54           $       0.35

  Diluted, as reported                                         $       0.55           $       0.35
  Diluted, pro forma                                           $       0.53           $       0.34

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

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which requires an entity to assess its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity is an entity which in which the equity investment at risk is not sufficient to permit the entity to finance it's activities without additional subordinated support from other parties or the equity investors do not have the characteristics of a controlling financial interest. FIN 46 requires that a variable interest entity be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

         The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities for which the Company obtains an interest after that date. For any variable interest entities acquired prior to February 1, 2003, the provisions of FIN 46, as amended by FASB Staff Position No. 46-6, are effective for the quarter ending December 31, 2003. The Company has not acquired a variable interest in any variable interest entities subsequent to January 31, 2003 and does not believe that the effects of any potential variable interest entities entered prior to February 1, 2003 will be material to the Company's operations.

         In April 2003, the FASB released FAS 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), Implementation Issue B-36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments ("Issue B-36"). Under FAS 133 Issue B-36 third party credit risk under coinsurance arrangements and debt instruments is required to be bifurcated from the host contract and accounted for as separate assets and liabilities with changes in these assets and liabilities recorded in the statement of operations.

         The effective date of Issue B-36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003 the Company intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by FAS 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of FAS 133 that relate to embedded derivatives. Based upon the Company's current level of modco and funds withheld reinsurance, the application of Issue B-36 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

3.       BUSINESS COMBINATION

         Pyramid Life

         On March 31, 2003, Universal American completed the acquisition of all of the outstanding common stock of Pyramid Life. In this transaction, the Company acquired a block of in-force business as well as a career sales force that is skilled in selling the same type of senior market insurance products that are currently sold by Universal American. The purchase price of $57.5 million and transaction costs of $2.4 million were financed with $20.1 million of net proceeds generated from the refinancing of the Company's credit facility and $39.8 million of cash on hand, including a portion of the proceeds from the trust preferred offerings completed by Universal American in December 2002 and March 2003. (See Note 10 - Debt Refinancing and Note 11 - Trust Preferred Securities).

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

NINE MONTHS ENDED SEPTEMBER 30,        2003         2002
-------------------------------      --------     --------
                                         (In thousands)
Total revenue                        $409,794     $316,036
Income before taxes (1)              $ 46,837     $ 30,030
Net income (1)                       $ 30,503     $ 19,790

Earnings per common share:
    Basic                            $   0.57     $   0.37
    Diluted (1)                      $   0.56     $   0.36

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

         Ameriplus

         On August 1, 2003, Universal American acquired 100% of the outstanding common stock of Ameriplus Preferred Care, Inc. ("Ameriplus"). Ameriplus is engaged in the business of creating and maintaining a network of hospitals for the purpose of acting as network providers with respect to Medicare Select policies. Ameriplus' network is utilized in connection with Medicare Select policies written by subsidiaries of Universal American and can be offered to non-affiliated parties as well. Ameriplus receives override fees when premiums for these Medicare Select policies are collected.

         The total purchase price was $2.0 million and was paid with cash of $1.0 million and 147,711 unregistered shares of common stock of Universal American. At the time of the closing, Ameriplus had no material tangible assets. Substantially the entire purchase price was allocated to the estimated value of the future override fees, with the balance assigned to goodwill. The value of the future fees has a weighted average estimated life of approximately 5 years. (See Note 4 - Intangible Assets for additional detail).

4.       INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill.

         The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                           SEPTEMBER 30, 2003           DECEMBER 31, 2002
                                       --------------------------   --------------------------
                                       GROSS CARRY    ACCUMULATED   GROSS CARRY    ACCUMULATED
                                         AMOUNT      AMORTIZATION      AMOUNT     AMORTIZATION
                                       -----------   ------------   -----------   ------------
                                                          (In thousands)
Present value of future profits:
  Career Agency                          $20,208       $ 1,359        $     -        $     -
  Senior Market Brokerage                  2,391           906          2,391            657
  Administrative Services                  7,672         6,682          7,671          6,418
Value of future override fees              1,797             8              -
Distribution Channel - Career Agency      22,055           367              -              -
                                         -------       -------        -------        -------
     Total                               $54,123       $ 9,322        $10,062        $ 7,075
                                         =======       =======        =======        =======

         Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2003 - Remainder of year                $   1,045
2004                                        4,201
2005                                        4,261
2006                                        4,277
2007                                        4,224

         The carrying amounts of goodwill and intangible assets with indefinite lives as of September 30, 2003 and December 31, 2002, are shown below.

                             2003        2002
                            -------     -------
                               (In thousands)
Career Agency               $ 4,867     $     -
Senior Market Brokerage       3,893       3,893
Administrative Services       4,357       4,080
                            -------     -------
   Total                    $13,117     $ 7,973
                            =======     =======

5.       REINSURANCE TRANSACTIONS

         Reinsurance Recapture

         Effective April 1, 2003, American Pioneer entered into an agreement to recapture approximately $48 million of Medicare supplement premium that had been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division under quota share arrangements. There was no gain or loss reported on the recapture of these agreements.

         Acquisition of Marketing Organization

         Effective July 1, 2003, Universal American entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization, including all rights to do business with its field force.

         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, but with Universal American performing all administration of all new life insurance business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning approximately January 1, 2004, new business will be written by a Universal American subsidiary, with 50% of the risk reinsured to Swiss Re.

6.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:

                                                   INCOME             SHARES           PER SHARE
      THREE MONTHS ENDED SEPTEMBER 30,          (NUMERATOR)        (DENOMINATOR)        AMOUNT
      --------------------------------          -----------        -------------       ---------
                                                  (In thousands, per share amounts in dollars)
                        2003
Weighted average common stock outstanding                              53,837
Less: Weighted average treasury shares                                   (103)
                                                                       ------

Basic EPS:
Net income applicable to common shareholders      $ 11,416             53,734            $0.21
                                                  ========                               =====

Effect of Dilutive Securities                                           1,598
                                                                       ------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions           $ 11,416             55,332            $0.21
                                                  ========             ======            =====

                                                   INCOME             SHARES           PER SHARE
      THREE MONTHS ENDED SEPTEMBER 30,          (NUMERATOR)        (DENOMINATOR)        AMOUNT
      --------------------------------          -----------        -------------       ---------
                                                  (In thousands, per share amounts in dollars)
                        2002
Weighted average common stock outstanding                              53,142
Less: Weighted average treasury shares                                   (104)
                                                                       ------
Basic EPS:
Net income applicable to common shareholders      $  8,319             53,038            $0.16
                                                  ========                               =====
Effect of Dilutive Securities                                           1,299
                                                                       ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions           $  8,319             54,337            $0.15
                                                  ========             ======            =====

                                                   INCOME             SHARES           PER SHARE
      NINE MONTHS ENDED SEPTEMBER 30,           (NUMERATOR)        (DENOMINATOR)        AMOUNT
      -------------------------------           -----------        -------------       ---------
                                                  (In thousands, per share amounts in dollars)

                        2003
Weighted average common stock outstanding                              53,521
Less: Weighted average treasury shares                                   (150)
                                                                       ------
Basic EPS:
Net income applicable to common shareholders      $ 29,964             53,371            $0.56
                                                  ========                               =====
Effect of Dilutive Securities                                           1,386
                                                                       ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions           $ 29,964             54,757            $0.55
                                                  ========             ======            =====

                                                   INCOME             SHARES           PER SHARE
      NINE MONTHS ENDED SEPTEMBER 30,           (NUMERATOR)        (DENOMINATOR)        AMOUNT
      -------------------------------           -----------        -------------       ---------
                                                  (In thousands, per share amounts in dollars)
                        2002
Weighted average common stock outstanding                              53,034
Less: Weighted average treasury shares                                    (97)
                                                                       ------
Basic EPS:
Net income applicable to common shareholders      $ 19,135             52,937            $0.36
                                                  ========                               =====
Effect of Dilutive Securities                                           1,393
                                                                       ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions           $ 19,135             54,330            $0.35
                                                  ========             ======            =====

7.       INVESTMENTS

         Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED      FAIR
               CLASSIFICATION                           COST        GAINS        LOSSES        VALUE
---------------------------------------------       -----------   ----------   ----------   ----------
                                                                      (In thousands)
SEPTEMBER 30, 2003
US Treasury securities
  and obligations of US government                  $    71,050   $  1,221      $    (16)   $   72,255
Corporate debt securities                               531,633     42,802        (5,147)      569,288
Foreign debt securities (1)                             205,853     18,841          (123)      224,571
Mortgage- and asset-backed securities                   267,501     10,616          (549)      277,568
                                                    -----------   --------      --------    ----------
                                                    $ 1,076,037   $ 73,480      $ (5,835)   $1,143,682
                                                    ===========   ========      ========    ==========
DECEMBER 31, 2002
US Treasury securities
  and obligations of US government                  $   90,189    $  1,670      $     (9)   $   91,850
Corporate debt securities                              374,087      30,323        (1,667)      402,743
Foreign debt securities (1)                            166,689      10,072          (216)      176,545
Mortgage- and asset-backed securities                  253,089      12,621        (1,898)      263,812
                                                    -----------   --------      --------    ----------
                                                    $  884,054    $ 54,686      $ (3,790)   $  934,950
                                                    ==========    ========      ========    ==========

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

         The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              SEPTEMBER 30, 2003
                                          -------------------------
                                           AMORTIZED       FAIR
                                             COST          VALUE
                                          ----------     ----------
                                               (In thousands)
Due in 1 year or less                     $   25,648     $   26,881
Due after 1 year through 5 years             147,261        155,217
Due after 5 years through 10 years           326,176        358,633
Due after 10 years                           310,278        326,248
Mortgage- and asset-backed securities        266,674        276,703
                                          ----------     ----------
                                          $1,076,037     $1,143,682
                                          ==========     ==========

         During the nine months ended September 30, 2003, the Company wrote down the value of certain fixed maturity securities by $0.5 million. During the nine months ended September 30, 2002, the Company wrote down the value of certain fixed maturity securities by $9.9 million (1.1% of investments), primarily as a result of the impairment of our WorldCom holdings, that were subsequently sold in July 2002. These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

8.       COMPREHENSIVE INCOME

         The components of other comprehensive income and the related tax effects for each component are as follows:

                                                   2003                                 2002
                                     ----------------------------------    ----------------------------------
                                       BEFORE       TAX        NET OF       BEFORE         TAX        NET OF
                                        TAX       EXPENSE       TAX           TAX        EXPENSE       TAX
 THREE MONTHS ENDED SEPTEMBER 30,      AMOUNT    (BENEFIT)     AMOUNT       AMOUNT      (BENEFIT)     AMOUNT
-----------------------------------  ---------   ---------    ---------    ---------    ---------   ---------
                                                               (In thousands)
Net unrealized (loss) gain on
investments arising during the
year (net of deferred acquisition
cost adjustment)                     $(12,635)   $ (4,421)    $ (8,214)    $ 30,021     $ 10,513    $ 19,508
Less:
Reclassification adjustment
 for gains included in net
 income                                  (582)       (204)        (378)        (247)         (88)       (159)
                                     --------    --------     --------     --------     --------    --------
Net unrealized (losses) gains         (13,217)     (4,625)      (8,592)      29,774       10,425      19,349

Currency translation adjustments         (459)       (161)        (298)      (1,674)        (586)     (1,088)
                                     --------    --------     --------     --------     --------    --------

Other comprehensive (losses) income  $(13,676)   $ (4,786)    $ (8,890)    $ 28,100     $  9,839    $ 18,261
                                     ========    ========     ========     ========     ========    ========

                                                   2003                                 2002
                                     ----------------------------------    ----------------------------------
                                       BEFORE       TAX        NET OF       BEFORE         TAX        NET OF
                                        TAX       EXPENSE       TAX           TAX        EXPENSE       TAX
  NINE MONTHS ENDED SEPTEMBER 30,     AMOUNT     (BENEFIT)     AMOUNT       AMOUNT      (BENEFIT)     AMOUNT
-----------------------------------  ---------   ---------    ---------    ---------    ---------   ---------
                                                               (In thousands)
Net unrealized gain on investments
arising during the year (net of
deferred acquisition cost
adjustment)                          $ 14,888    $  5,207     $  9,681     $ 31,412     $ 10,998    $ 20,414
Less:
Reclassification adjustment
 for losses (gains) included in net
 income                                (1,878)       (657)      (1,221)       6,210        2,173       4,037
                                     --------    --------     --------     --------     --------    --------
Net unrealized gains                   13,010       4,550        8,460       37,622       13,171      24,451

Currency translation adjustments        7,114       2,490        4,624          486          170         316
                                     --------    --------     --------     --------     --------    --------

Other comprehensive income           $ 20,124    $  7,040     $ 13,084     $ 38,108     $ 13,341    $ 24,767
                                     ========    ========     ========     ========     ========    ========

9.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

         NINE MONTHS ENDED SEPTEMBER 30,                                2003                2002
                                                                     ----------          -----------
Common stock issued, beginning of year                               53,184,381          52,799,899
Stock options exercised                                                 368,867             270,866
Stock issued in connection with acquisition                             147,711                   -
Agent stock award                                                        31,770              72,789
Stock purchases pursuant to agents' stock purchase plans                352,039              25,750
                                                                     ----------          ----------
Common stock issued, end of period                                   54,084,768          53,169,304
                                                                     ==========          ==========

         Treasury Stock

         The Board of Directors approved a plan to repurchase up to one million shares of Company stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                    2003                                         2002
                                      -------------------------------------    ----------------------------------------
                                                                   WEIGHTED                                 WEIGHTED
                                                                    AVERAGE                                  AVERAGE
                                                                   COST PER                                 COST PER
                                        SHARES         AMOUNT        SHARE       SHARES         AMOUNT        SHARE
                                      ---------       --------     --------    ---------       --------     --------
                                                  (In thousands)                          (In thousands)
Treasury stock beginning of year       241,076        $ 1,320       $ 5.48       80,982        $   386       $ 4.76
Shares repurchased                      72,978            477         6.54      206,421          1,272         6.16
Shares Distributed in the form of
employee bonuses                      (189,931)        (1,043)        5.58     (103,291)          (586)        6.45
                                      --------        -------                  --------        -------

Treasury stock, end of period          124,123        $   754       $ 6.08      184,112        $ 1,072       $ 5.82
                                      ========        =======                  ========        =======

         Through September 30, 2003, the Company had repurchased 691,450 shares at an aggregate cost of $3.5 million. As of September 30, 2003, 308,550 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2003              2002
                                                      -------------     ------------
                                                              (in thousands)
Net unrealized appreciation on investments             $    67,701      $    50,880
Deferred acquisition cost adjustment                        (6,091)          (2,320)
Unrealized depreciation of interest rate swap                  (40)               -
Foreign currency translation gains (losses)                  4,540           (2,574)
Deferred tax on the above                                  (23,139)         (16,099)
                                                       -----------      -----------
     Accumulated other comprehensive income            $    42,971      $    29,887
                                                       ===========      ===========

10.      DEBT REFINANCING

         Prior Credit Facility

         As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 11 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, causing a pre-tax expense of approximately $1.8 million.

         New Credit Facility

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility none of which has been drawn as of September 30, 2003. The facility calls for interest at the London Interbank Offering Rate for one, two or three months ("LIBOR"), at the option of the Company, plus 300 basis points (currently 4.1%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 11 - Trust Preferred Securities) were used to pay down the new term loan. Future scheduled principal payments were reduced as a result of this repayment, primarily in 2006 and 2007. In 2003, the Company has made regularly scheduled principal payments of $4.1 million. During the nine months ended September 30, 2003, the Company paid $1.2 million in interest and fees in connection with the new credit facility and $1.1 million in connection with the prior credit facility. During the nine months ended September 30, 2002, the Company paid $1.7 million in interest and fees in connection with the prior credit facility.

         On October 30, 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering (see Note 11 - Trust Preferred Securities) was used to further reduce the outstanding balance of the new term loan to $39.9 million. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred offering to $6.0 million.

         The following table shows the schedule of principal payments (in thousands) remaining on the Company's new term loan, as of October 30, 2003, (reflecting the $6.0 million repayment) with the final payment in March 2008:

2003 - Remainder of year                $   1,766
2004                                        7,488
2005                                        8,623
2006                                        8,922
2007                                        9,607
2008                                        3,532
                                        ---------
             Total                      $  39,938
                                        =========

11.       TRUST PREFERRED SECURITIES

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as of September 30, 2003, as detailed in the following table:

      Maturity               Amount                                     Spread              Rate as of
        Date                 Issued               Term                Over LIBOR        September 30, 2003
--------------------     --------------    -------------------        ----------        ------------------
                         (In thousands)
December, 2032              $ 15,000       Fixed/Floating                (2)                   6.7%
March, 2033                   10,000       Floating                      400                   5.3%
May, 2033                     15,000       Floating                      420                   5.5%
May, 2033                     15,000       Fixed/Floating                (1)                   7.4%
                            --------
                            $ 55,000
                            ========

(1) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 bps.

(2) Effective September, 2003, Universal American entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 bps. The swap contract ends in December 2007.

         The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty year floating rate junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), with the balance to be held for general corporate purposes.

         The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for this security the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

         The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company will have the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

         During the nine months ended September 30, 2003, the Company paid $1.3 million in interest in connection with the trust preferred securities.

         In October, 2003, an additional $20.0 million of floating rate trust preferred securities were issued at terms similar to the above, increasing our total outstanding trust preferred to $75.0 million as of November 1, 2003.

12.      DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

         Effective September 4, 2003, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December, 2002 trust preferred issuance, in exchange for a floating rate of LIBOR plus 400 bps, capped at 12.5%.

         As of September 30, 2003, the fair value of the swap was $(40) thousand and is included in other liabilities. Since the swap is designated and qualifies as cash flow hedge, changes in its fair value are recorded in accumulated other comprehensive income.

13.      STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. At September 30, 2003, the statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $111.5 million. Statutory net income for the nine months ended September 30, 2003 was $6.5 million, which included net realized gains of $0.3 million.

         The National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2003 all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the Authorized Control Level.

         Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were C$60.3 million (US$44.5 million) as of September 30, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at September 30, 2003.

14.      BUSINESS SEGMENT INFORMATION

         The Company's principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. A description of these segments follows:

CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and, beginning March 31, 2003, Pyramid Life. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include Medicare Supplement/Select, other supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance and annuities and are distributed by career agents under contract with Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

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

Financial results by segment are as follows:

                                                        2003                              2002
                                             ---------------------------      ----------------------------
                                                              Segment                           Segment
                                                           Income (Loss)                     Income (Loss)
                                              Segment          Before          Segment          Before
THREE MONTHS ENDED SEPTEMBER 30,              Revenue       Income Taxes       Revenue       Income Taxes
--------------------------------             ---------     -------------      ---------      -------------
                                                                   (In thousands)
Career Agency                                $ 74,011         $13,294         $ 39,779         $   8,344
Senior Market Brokerage                        64,957           3,498           40,862             4,128
Administrative Services                        12,044           2,888           11,179             1,888
                                             --------         -------         --------         ---------
  Subtotal                                    151,012          19,680           91,820            14,360
Corporate                                          65          (2,565)              46            (1,730)
Intersegment revenues                          (9,735)              -           (8,157)                -
                                             --------         -------         --------         ---------
  Segment operating total (1)                 141,342          17,115           83,709            12,630
Adjustments to segment total
  Net realized gains (1)                          582             582              247               247
                                             --------         -------         --------         ---------
Total                                        $141,924         $17,697         $ 83,956         $  12,877
                                             ========         =======         ========         =========

                                                        2003                              2002
                                             ---------------------------      ----------------------------
                                                              Segment                           Segment
                                                           Income (Loss)                     Income (Loss)
                                              Segment          Before          Segment          Before
 NINE MONTHS ENDED SEPTEMBER 30,              Revenue       Income Taxes       Revenue       Income Taxes
---------------------------------            ---------     -------------      ---------      -------------
                                                                   (In thousands)
Career Agency                                $189,151         $32,484         $119,567          $ 23,309
Senior Market Brokerage                       180,869          11,906          120,705            11,374
Administrative Services                        36,352           8,085           30,891             5,564
                                             --------         -------         --------          --------
  Subtotal                                    406,372          52,475          271,163            40,247
Corporate                                         135          (8,360)             268            (5,062)
Intersegment revenues                         (27,482)              -          (22,409)                -
                                             --------         -------         --------          --------
  Segment operating total (1)                 379,025          44,115          249,022            35,185
Adjustments to segment total
  Net realized gains (1)                        1,878           1,878           (6,210)           (6,210)
                                             --------         -------         --------          --------
Total                                        $380,903         $45,993         $242,812          $ 28,975
                                             ========         =======         ========          ========

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

Identifiable assets by segment are as follows:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                     2003               2002
                                                -------------       ------------
                                                        (In thousands)
Career Agency                                    $  894,475         $  683,720
Senior Market Brokerage                             762,425            707,967
Administrative Services                              20,708             19,332
                                                 ----------         ----------
   Subtotal                                       1,677,608          1,411,019
Corporate                                           449,768            375,219
Intersegment assets (1)                            (419,776)          (384,570)
                                                 ----------         ----------

Total Assets                                     $1,707,600         $1,401,668
                                                 ==========         ==========

(1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

15.      FOREIGN OPERATIONS

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

                            THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------          -------------------------------
                               2003                  2002                2003                 2002
                            --------------------------------          -------------------------------
                                (In thousands, in US$'s)                  (In thousands, in US$'s)
Revenues
  United States             $  58,056             $  25,943           $ 142,129            $  78,099
  Canada                       15,955                13,836              47,022               41,468
                            ---------             ---------           ---------            ---------
     Total                  $  74,011             $  39,779           $ 189,151            $ 119,567
                            =========             =========           =========            =========

         Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                                             SEPTEMBER 30,         DECEMBER 31,
                                                 2003                  2002
                                             -------------         ------------
                                                   (In thousands, in US$'s)
Assets                                        $  213,184            $  175,365
                                              ==========            ==========
Liabilities                                   $  154,178            $  124,843
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

INTRODUCTION

         The following discussion and analysis presents a review of Universal American and its subsidiaries as of September 30, 2003 and December 31, 2002 and its results of operations for the three months and nine months ended September 30, 2003 and 2002. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the MD&A included in the Company's 2002 Annual Report on Form 10-K.

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

CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and, beginning March 31, 2003, Pyramid Life. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include Medicare Supplement/Select, other supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance, and annuities and are distributed by career agents who are under contract with Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

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

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy related liabilities, deferred policy acquisition costs, valuation of certain investments, intangible assets and deferred taxes. There have been no changes in our critical accounting policies during 2003. Refer to "Critical Accounting Policies" in the Company's 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its consolidated financial statements.

SIGNIFICANT TRANSACTIONS

         Ameriplus

         On August 1, 2003, Universal American acquired 100% of the outstanding common stock of Ameriplus Preferred Care, Inc. ("Ameriplus"). Ameriplus is engaged in the business of creating and maintaining a network of hospitals for the purpose of acting as network providers with respect to Medicare Select policies. Ameriplus' network is utilized in connection with Medicare Select policies written by subsidiaries of Universal American and can be offered to non-affiliated parties as well. Ameriplus receives override fees when premiums for these Medicare Select policies are collected.

         Acquisition of Marketing Organization

         Effective July 1, 2003, Universal American entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization including all rights to do business with its field force.

         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, but with Universal American performing all administration of all new life insurance business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning approximately January 1, 2004, new business will be written by a Universal American subsidiary, with 50% of the risk reinsured to Swiss Re.

         In the third quarter of 2003, this marketing organization produced more than 20,000 applications and more than $8.5 million of issued annualized life insurance premium. There can be no assurance that the producers will continue to write this volume of business when the business is written by a Universal American subsidiary.

         Reinsurance Recapture

         Effective April 1, 2003, American Pioneer entered into an agreement to recapture approximately $48 million of Medicare Supplement premium that had been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("TARe") under quota share arrangements. There was no gain or loss reported on the recapture of these agreements.

         Pyramid Life Acquisition

         On March 31, 2003, Universal American acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement, long term care, life insurance, and annuities. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 agents operating out of 32 Senior Solutions Sales Centers. As of the closing, Pyramid Life had approximately $120 million of premium in force. In the Pyramid Life acquisition the Company acquired a block of in-force business, as well as a career sales force that is skilled in selling the same type of senior market insurance products that are currently sold by Universal American. During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the senior market. Following a transition period that we estimate will take one year, the Pyramid Life business will be administered in our cost-effective and efficient service center. Operating results generated by Pyramid Life prior to the date of acquisition are not included in Universal American's consolidated financial statements. Refer to Consolidated Financial Statements Note 3 - Business Combinations for additional information on the acquisition.

         Debt Refinancing

         In connection with the acquisition of Pyramid Life (see Consolidated Financial Statements Note 3 - Business Combination), the Company refinanced its existing credit facility. On March 31, 2003, the Company entered into an $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. None of the revolving loan facility was drawn as of September 30, 2003 (Refer to Consolidated Financial Statement Note 10 - Debt Refinancing). The Company used the proceeds from the new term loan to repay the balance outstanding on its existing term loan. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, resulting in a pre-tax expense of approximately $1.8 million. A portion of the proceeds from Trust preferred issuances in May 2003 and October 2003 were used to reduce the balance of the term loan by a total $21.0 million during 2003.

         Trust Preferred Issuances

         During the nine months ended September 30, 2003, the Company issued $40.0 million of fixed and floating rate trust preferred securities through subsidiary trusts. An additional $20.0 million was issued in October 2003, bringing the total to $75.0 million. These securities have terms similar to those issued in December 2002. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Consolidated Financial Statements Note 11 - Trust Preferred Securities).

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                           --------------------------          --------------------------
                                                             2003              2002              2003             2002
                                                           ---------         --------          ---------        ---------
                                                                                  (In thousands)
Operating Income (1):
  Career Agency                                            $ 13,294          $ 8,344           $ 32,484         $ 23,309
  Senior Market Brokerage                                     3,498            4,128             11,906           11,374
  Administrative Services                                     2,888            1,888              8,085            5,564
                                                           --------          -------           --------         --------
    Segment operating income                                 19,680           14,360             52,475           40,247

Corporate & Eliminations                                     (2,565)          (1,730)            (6,594)          (5,062)
                                                           --------          -------           --------         --------

Pro forma operating income before income taxes (1)           17,115           12,630             45,881           35,185

Income taxes (2)                                             (6,078)          (4,471)           (15,991)         (12,013)
                                                           --------          -------           --------         --------

Pro forma net operating income (1)                           11,037            8,159             29,890           23,172

Non-recurring items:
Early extinguishment of debt                                      -                -             (1,766)               -
Income taxes on non-recurring items                               -                -                619                -
                                                           --------          -------           --------         --------

Net non-recurring items                                           -                -             (1,147)               -
                                                           --------          -------           --------         --------

Net Operating income                                         11,037            8,159             28,743           23,172

Realized gains (losses) on investments                          582              247              1,878           (6,210)
Income taxes on realized gains (losses)                        (203)             (87)              (657)           2,173
                                                           --------          -------           --------         --------

  Net realized gains (losses) (3)                               379              160              1,221           (4,037)
                                                           --------          -------           --------         --------

Net income                                                 $ 11,416          $ 8,319           $ 29,964         $ 19,135
                                                           ========          =======           ========         ========

Per share data (diluted):
  Pro forma net operating income (1)                       $   0.20          $  0.15           $   0.55         $   0.43
  Non-recurring items                                             -                -              (0.02)              -
  Realized gains, net of tax (3)                              (0.01)               -               0.02            (0.08)
                                                           --------          -------           --------         --------

Net income                                                 $   0.21          $  0.15           $   0.55         $   0.35
                                                           ========          =======           ========         ========

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

(2) The effective tax rates were 35.5% and 35.4% for the quarters ended September 30, 2003 and 2002, respectively and 34.9% and 34.1% for the nine months ended September 30, 2003 and 2002, respectively.

(3) Tax on realized capital gains (losses) and other non-recurring items is based on a 35.0% effective tax rate for all periods.

Three months ended September 30, 2003 and 2002

         Net income for the third quarter of 2003 increased by $3.1 million to $11.4 million compared to the third quarter of 2002.

         Pro forma net operating income, excluding realized gains, was $11.0 million, or $0.20 per share for the third quarter of 2003, representing increases of 35% and 33%, respectively, over the 2002 third quarter results of $8.2 million, or $0.15 per share.

         Pre-tax operating results for the Career Agency segment improved by $5.0 million, or 59%, to $13.3 million in the third quarter of 2003 compared to the third quarter of 2002, primarily as a result of the acquisition of Pyramid, as well as improvement in the loss ratios in our fixed benefit disability business.

         Operating results for the Senior Market Brokerage segment decreased by $0.6 million, or 15%, to $3.5 million compared to the third quarter of 2002, primarily as a result of an increase in the loss ratios on our discontinued block of Florida home health care business in the third quarter of 2003.

         Operating income for the Administrative Services segment improved by $1.0 million, or 53%, compared to the third quarter of 2002. This improvement is primarily a result of growth in premiums managed and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.8 million, or 32%, compared to the third quarter of 2002.

         The operating loss from the Corporate segment increased by $0.8 million, or 48%, compared to the third quarter of 2002, due primarily to the increase in financing costs as well as additional expenses as a result of an increase in acquisition related activities. In connection with the acquisition of Pyramid, we refinanced our debt and we issued trust preferred securities. Our combined outstanding debt was $101 million at September 30, 2003 compared to $54 million at September 30, 2002. See Liquidity section for additional details.

Nine months ended September 30, 2003 and 2002

         Net income for the first nine months of 2003 increased by $10.9 million to $30.0 million compared to the first nine months of 2002. During the nine months ended September 30, 2003, we recognized realized gains, net of tax of $1.2 million compared to realized losses, net of tax of $4.0 million in the same period of 2002. The difference in realized gains, net of tax, represents $5.3 million of the $10.9 million increase in net income. The losses in 2002 were primarily a result of the recognition of an impairment of our WorldCom holdings.

         In connection with the acquisition of Pyramid Life on March 31, 2003, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a pre-tax, non-cash charge of $1.8 million (the "financing charge").

         Pro forma net operating income, excluding realized gains and excluding the financing charge, was $29.9 million, or $0.55 per share for the first nine months of 2003, representing increases of 29% and 28%, respectively, over the 2002 nine month results of $23.2 million, or $0.43 per share.

         Pre-tax operating results for the Career Agency segment improved by $9.2 million, or 39%, to $32.5 million in the first nine months of 2003 compared to the first nine months of 2002, primarily as a result of the acquisition of Pyramid, as well as improvements in the loss ratios for our fixed benefit disability business, as well as the strengthening of the Canadian dollar.

         The Senior Market Brokerage segment improved its operating results by $0.5 million, or 5%, to $11.9 million compared to the first nine months of 2002. This improvement is the result of the increase in our net retained business and improvement in our Medicare Supplement/Select loss ratios. However, this was partially offset by an increase in claims relating to the discontinued block of Florida home health care business.

         Operating income for the Administrative Services segment improved by $2.5 million, or 45%, compared to the first nine months of 2002. This improvement is primarily a result of growth in premiums managed, the increase in fees for underwriting of long term care policies for third party clients and the scheduled reduction in the amortization of the PVFP. EBITDA for this segment increased $1.9 million, or 25%, compared to the first nine months of 2002.

         The operating loss from the Corporate segment increased by $1.5 million, or 30%, compared to the first nine months of 2002, due primarily to the increase in financing costs.

SEGMENT RESULTS - CAREER AGENCY

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  -------------------------       -------------------------
                                                                    2003             2002           2003            2002
                                                                  --------         --------       ---------       ---------
                                                                                      (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                                $ 8,064          $ 3,435        $ 20,187        $ 10,769
  Accident & health                                                56,509           27,621         141,208          83,339
                                                                  -------          -------        --------        --------
  Net premiums                                                     64,573           31,056         161,395          94,108
Net investment income                                               9,304            8,631          27,420          25,118
Other income                                                          134               92             336             341
                                                                  -------          -------        --------        --------
  Total revenue                                                    74,011           39,779         189,151         119,567
                                                                  -------          -------        --------        --------

Policyholder benefits                                              39,908           18,482         103,317          58,576
Interest credited to policyholders                                  1,638              713           4,019           2,020
Change in deferred acquisition costs                               (6,287)          (3,804)        (17,021)        (10,812)
Amortization of present value of future profits                       878                -           1,726               -
Commissions and general expenses, net of allowances                24,580           16,044          64,626          46,474
                                                                  -------          -------        --------        --------
  Total benefits, claims and other deductions                      60,717           31,435         156,667          96,258
                                                                  -------          -------        --------        --------

  Segment operating income                                        $13,294          $ 8,344        $ 32,484        $ 23,309
                                                                  =======          =======        ========        ========

         The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 10%, to 70%, for the nine months ended September 30, 2003, from 64% for the same period of 2002. This strengthening added approximately $0.5 million and $1.0 million to the pre-tax results for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk for additional information.

Three months ended September 30, 2003 and 2002

         Pre-tax operating results for the Career Agency segment improved by $5.0 million, or 59%, to $13.3 million in the third quarter of 2003 compared to the third quarter of 2002, primarily as a result of the acquisition of Pyramid Life and improvements in the loss ratios for our fixed benefit disability business.

         REVENUES. Net premiums for the quarter increased by $33.5 million, or 108%, to $64.6 million for the segment compared to the third quarter of 2002. Pyramid Life added $31.6 million during the current quarter. Canadian premiums accounted for approximately 21% of the net premiums of this segment for the third quarter of 2003 and 38% of the net premiums for the third quarter of 2002. Net Canadian premiums increased approximately $1.7 million, however, the percentage of Canadian premiums dropped as a result of the premiums added from the Pyramid Life business.

         The Career agents also sold $14.3 million of fixed annuities during the third quarter of 2003, compared to $8.8 million in 2002. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income increased by approximately $0.7 million, or 8%, compared to the third quarter of 2002. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life, as well as the increase in the sale of annuities, offset by a decrease in invested assets to fund a portion of the acquisition of Pyramid Life and by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $21.4 million compared to the third quarter of 2002. Pyramid Life added $22.6 million during the current quarter. The remaining net decrease relates to a decrease in the loss ratios for the U.S. fixed benefit disability business. Interest credited increased by $0.9 million, due to the increase in annuity balances as a result of the continued strong sales.

         The increase in deferred acquisition costs was approximately $2.5 million more in the third quarter of 2003, compared to the increase in the third quarter of 2002. This is directly related to the increase in the new business added by Pyramid Life, as well as continued strong sales of annuities generated by the segment during 2003.

         The amortization expense relates to the intangibles acquired in the Pyramid Life transaction.

         Commissions and general expenses increased by approximately $8.5 million, or 53%, in the third quarter of 2003 compared to 2002. The increase relates primarily the Pyramid Life business.

Nine months ended September 30, 2003 and 2002

         Pre-tax operating results for the Career Agency segment improved by $9.2 million, or 39%, to $32.5 million in the first nine months of 2003 compared to the first nine months of 2002, primarily as a result of the acquisition of Pyramid Life and improvements in the loss ratios for our fixed benefit disability business, as well as the strengthening of the Canadian dollar.

         REVENUES. Net premiums for the period increased by approximately $67.3 million, or 72%, for the segment compared to the first nine months of 2002, primarily as a result of the $63.3 million in premiums from the Pyramid Life business. Canadian premiums accounted for approximately 25% of the net premiums of this segment for the first nine months of 2003 and 38% of the net premiums for the first nine months of 2002. Net Canadian premiums increased approximately $4.4 million, however, the percentage of Canadian premiums dropped as a result of the premiums added from the Pyramid Life business.

         The Career agents also sold $46.6 million of fixed annuities during the first nine months of 2003, compared to $18.8 million in 2002. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income increased by approximately $2.3 million, or 9%, compared to the first nine months of 2002. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life, as well as the increase in the sale of annuities, offset by a decrease in invested assets to fund a portion of the acquisition of Pyramid Life and by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $44.7 million, or 76% compared to the first nine months of 2002. The increase relates primarily to the Pyramid Life business added in 2003. That increase is offset in part by improvement in the loss ratios of our fixed benefit disability business. Interest credited increased by $2.0 million, due to the increase in annuity balances as a result of the continued strong sales.

         The increase in deferred acquisition costs was approximately $6.2 million more in the first nine months of 2003, compared to the increase in the first nine months of 2002. This is directly related to the increase in the new business added by Pyramid Life, as well as continued strong sales of annuities generated by the segment during 2003.

         Commissions and general expenses increased by approximately $18.2 million, or 39%, in the first nine months of 2003 compared to 2002. The increase relates primarily to the Pyramid Life business, as well as the increase in new business.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  -------------------------       -------------------------
                                                                    2003             2002           2003            2002
                                                                  --------         --------       ---------       ---------
                                                                                      (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                                $ 4,967          $ 4,176        $ 14,216        $ 13,714
  Accident & health                                                54,101           30,538         148,826          88,511
                                                                  -------          -------        --------        --------
  Net premiums                                                     59,068           34,714         163,042         102,225
Net investment income                                               5,763            6,102          17,536          18,209
Other income                                                          126               46             291             271
                                                                  -------          -------        --------        --------
  Total revenue                                                    64,957           40,862         180,869         120,705
                                                                  -------          -------        --------        --------

Policyholder benefits                                              44,709           25,297         123,772          77,020
Interest credited to policyholders                                  2,384            2,202           6,362           6,108
Change in deferred acquisition costs                               (8,810)          (3,231)        (17,384)         (9,079)
Amortization of present value of future profits                        78               25             249             100
Commissions and general expenses, net of allowances                23,098           12,441          55,964          35,182
                                                                  -------          -------        --------        --------
  Total benefits, claims and other deductions                      61,459           36,734         168,963         109,331
                                                                  -------          -------        --------        --------

  Segment operating income                                        $ 3,498          $ 4,128        $ 11,906        $ 11,374
                                                                  =======          =======        ========        ========

         The table below details the gross premiums and policyholder fees before reinsurance for the major product lines in the Senior Market Brokerage segment and the corresponding average amount of premium retained. We reinsure a substantial portion of all of our Senior Market Brokerage products to unaffiliated third party reinsurers under various quota share agreements. Medicare Supplement/Select written premium is reinsured under quota share reinsurance agreements ranging between 25% and 75% based upon the geographic distribution. We have also acquired various blocks of Medicare supplement premium, which we reinsure under quota share reinsurance agreements ranging from 0% to 100%. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes. In 2002 and 2003, we increased our retention on Medicare Supplement/Select new business, causing the percentage of net retained premium to increase as seen below. Additionally, the recapture of the TARe treaties, effective April 1, 2003, and the acquisition of the Nationwide block of Medicare Supplement business in November 2002, increased the net retained premium.

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------------
                                                                   2003                             2002
                                                           GROSS             NET           GROSS              NET
                                                         PREMIUMS         RETAINED        PREMIUMS         RETAINED
                                                         --------         --------        --------         --------
                                                                                (In thousands)
Medicare supplement acquired                             $ 44,133            44%          $ 36,469           12%
Medicare supplement/select written                         62,790            48%            61,058           35%
Other senior supplemental health                            6,061            61%             6,155           60%
Other health                                                3,747            31%             4,122           28%
Senior life insurance                                       3,484            67%             2,094           56%
Other life                                                  3,317            79%             3,840           80%

                                                         --------                         --------
Total gross premiums                                     $123,532            48%          $113,738           31%
                                                         ========                         ========

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------------
                                                                   2003                             2002
                                                           GROSS             NET           GROSS              NET
                                                         PREMIUMS         RETAINED        PREMIUMS         RETAINED
                                                         --------         --------        --------         --------
                                                                                (In thousands)
Medicare supplement acquired                             $131,804            36%          $111,779            8%
Medicare supplement/select written                        191,166            45%           178,958           36%
Other senior supplemental health                           19,323            60%            18,571           60%
Other health                                               11,099            33%            13,348           34%
Senior life insurance                                       9,554            66%             7,646           67%
Other life                                                 10,180            78%            11,155           77%

                                                         --------                         --------
Total gross premiums                                     $373,126            44%          $341,457           30%
                                                         ========                         ========

Three months ended September 30, 2003 and 2002

         Operating results for the Senior Market Brokerage segment decreased by $0.6 million, or 15%, to $3.5 million compared to the third quarter of 2002.

         REVENUES. Gross premium written for the Senior Market portfolio products have increased $9.8 million, or 9%, over the third quarter of 2002. The increase in gross premium includes $7.7 million, or 21%, increase in Medicare supplement acquired due primarily to the premiums from the Nationwide block of business acquired in November 2002, a $1.7 million, or 9%, increase in Medicare supplement/select written, as a result of continued new sales, rate increases and better than assumed persistency and a $1.4 million, or 66%, increase in Senior life due to organic growth, as well as the addition of the premium written by the recently acquired Guarantee Reserve agents. These increases are offset by a decrease of $0.4 million in other health premium, primarily as a result of anticipated lapsation.

         Net premiums for the third quarter of 2003 increased by approximately $24.4 million, or 70%, to $59.1 million compared to 2002. Net premiums grew faster than gross premiums primarily as a result of the recapture of the TARe treaties, the acquisition of the Nationwide business, and our decision to reinsure less premium and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained from 31% in 2002 to 48% in 2003.

         Net investment income decreased by $0.3 million compared to the third quarter of 2002. Although there was an increase in the segment's invested assets, net investment income decreased due to an overall decline in reinvestment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $19.4 million, or 77%, to $44.7 million compared to the third quarter of 2002. The increase is due to the increase in our net retained business as a result of the recapture of the TARe treaties, our acquisition of the Nationwide block of business and the increase in our net retained premium, as well as an increase in the overall loss ratios for the segment. Loss ratios on our Medicare Supplement/Select business increased from 65.8% in the third quarter of 2002 to 67.1% in the third quarter of 2003. In addition, an increase in the loss ratios on our discontinued block of Florida home healthcare business increased benefits by approximately $0.6 million in the third quarter of 2003, compared to 2002.

         Interest credited increased by $0.2 million due to the increase in annuity balances as a result of stronger annuity sales.

         The increase in deferred acquisition costs in the third quarter of 2003 was approximately $5.6 million more than in the third quarter of 2002. The increase was driven by the increase in new life and annuity business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $4.3 million of annualized premium written by the Guarantee Reserve agents. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles. Approximately $27.6 million in annuity deposits were received during the third quarter of 2003 compared to $6.0 million during the same period of 2002.

         Commissions and other operating expenses increased by approximately $10.7 million, or 86%, in the third quarter of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

         THREE MONTHS ENDED SEPTEMBER 30,               2003        2002
         --------------------------------             ---------   --------
                                                         (In thousands)
Commissions                                           $  21,149   $ 19,574
Other operating costs                                    17,007     14,996
Reinsurance allowances                                  (15,058)   (22,129)
                                                      ---------   --------

Commissions and general expenses, net of allowances   $  23,098   $ 12,441
                                                      =========   ========

         The ratio of commissions to gross premiums decreased to 17.1% during the third quarter of 2003, from 17.2% in 2002, as a result of the growth in the inforce renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 13.8% during the third quarter of 2003 compared to 13.2% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 23.4% during the third quarter of 2003 compared to 28.0% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

Nine months ended September 30, 2003 and 2002

         The Senior Market Brokerage segment improved its operating results by $0.5 million, or 5%, to $11.9 million compared to the first nine months of 2002.

         REVENUES. Gross premium written increased $31.7 million, or 9%, to $373.1 million over the first nine months of 2002. The increase in gross premium written over the first nine months of 2002 was primarily due to an increase in Medicare Supplement acquired premiums of $20.0 million, or 18%, due as a result of the premiums assumed from the Nationwide block of business, beginning in November 2002, and a $12.2 million, or 7%, increase in Medicare Supplement/Select written as a result of continued new sales, rate increases and better than assumed persistency. The increase was partially offset by excess lapsation of a block of Connecticut Medicare Supplement business during the first quarter of 2003. We also experienced a 4%, or $0.8 million, increase in other senior supplemental health premium and a 25%, or $1.9 million, increase in senior life insurance premium due to organic growth, as well as the addition of the premium written by the recently acquired Guarantee Reserve agents. These increases are offset by a decrease of $2.2 million in other health premium, primarily as a result of anticipated lapsation.

         Net premiums for the first nine months of 2003 increased by approximately $60.8 million, or 60%, compared to 2002. Net premiums grew faster than gross premiums primarily as a result of the recapture of the TARe treaties, the acquisition of the Nationwide business, and our decision to reinsure less premium and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained from 30% in 2002 to 44% in 2003.

         Net investment income decreased by $0.7 million compared to the first nine months of 2002. Although there was an increase in the segment's invested assets, net investment income decreased due to an overall decline in reinvestment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $46.8 million, or 61%, compared to the first nine months of 2002. The increase is due primarily to the increase in our net retained business as a result of the recapture of the TARe treaties, our acquisition of the Nationwide block of business and the increase in our net retained new business premium. Additionally, we experienced an increase in losses on the discontinued block of Florida home healthcare business over the first nine months of 2002, as well as favorable experience and reserve development on certain runoff blocks of business in the first quarter of 2002 that did not repeat in 2003. However, during the first nine months of 2003, loss ratios on our Medicare Supplement/Select business improved to 69.7% from 70.8% for the first nine months of 2002.

         Interest credited to policyholders increased by $0.3 million, or 4%, compared to the first nine months of 2002 due to the increase in annuity balances as a result of strong sales of annuities.

         The increase in deferred acquisition costs was approximately $8.3 million more in the first nine months of 2003, compared to the increase in the first nine months of 2002. The increase was driven by the increase in new life and annuity business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $4.3 million of annualized premium written by the Guarantee Reserve agents. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles. Approximately $51.2 million in annuity deposits were received during the first nine months of 2003 compared to $9.9 million during the same period of 2002. The increase was offset, in part, by the accelerated amortization of the deferred costs relating to the excess lapsation on the block of Connecticut Medicare supplement policies during the first quarter of 2003.

         Commissions and other operating expenses increased by approximately $20.8 million, or 59%, in the first nine months of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

         NINE MONTHS ENDED SEPTEMBER 30,                2003        2002
         -------------------------------              ---------   --------
                                                         (In thousands)
Commissions                                           $  62,695   $ 60,154
Other operating costs                                    47,306     45,207
Reinsurance allowances                                  (54,037)   (70,179)
                                                      ---------   --------

Commissions and general expenses, net of allowances   $  55,964   $ 35,182
                                                      =========   ========

         The ratio of commissions to gross premiums decreased to 16.8% during the first nine months of 2003, from 17.6% in 2002, as a result of the growth in the inforce renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.7% during the first nine months of 2003 compared to 13.2% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 25.7% during the first nine months of 2003 compared to 29.3% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

The following table details the service fee revenue earned by our Administrative Services segment:

                                               THREE MONTHS             NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            -------------------     -------------------
                                             2003        2002        2003        2002
                                            -------     -------     -------     -------
                                                          (In thousands)
Affiliated Fee Revenue
   Medicare supplement                      $ 5,365     $ 5,017     $17,002     $13,436
   Long term care                               562         642       1,881       1,906
   Life Insurance                             1,173          89       1,626         261
   Other                                        402         429       1,300         779
                                            -------     -------     -------     -------

   Total Affiliated Revenue                   7,502       6,177      21,809      16,382
                                            -------     -------     -------     -------

Unaffiliated Fee Revenue
   Medicare supplement                        2,478       2,292       6,884       6,866
   Long term care                             1,405       1,997       5,771       5,194
   Non-insurance products                       426         287       1,153         948
   Other                                        233         316         704       1,153
                                            -------     -------     -------     -------

   Total Unaffiliated Revenue                 4,542       4,892      14,512      14,161
                                            -------     -------     -------     -------

Service fee and other income                 12,044      11,069      36,321      30,543
Net investment income                             -         110          31         348
                                            -------     -------     -------     -------
   Total revenue                             12,044      11,179      36,352      30,891
                                            -------     -------     -------     -------

Amortization of present value of future
profits                                          96         379         271       1,136
General expenses                              9,060       8,912      27,996      24,191
                                            -------     -------     -------     -------
   Total expenses                             9,156       9,291      28,267      25,327
                                            -------     -------     -------     -------

   Segment operating income                   2,888       1,888       8,085       5,564

Depreciation, amortization and interest         541         716       1,499       2,103
                                            -------     -------     -------     -------
   Earnings before interest, taxes,
    depreciation and amortization (1)       $ 3,429     $ 2,604     $ 9,584     $ 7,667
                                            =======     =======     =======     =======

(1) In addition to segment operating income, we also evaluate the results of our Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is not in accordance with generally accepted accounting principles.

Three months ended September 30, 2003 and 2002

         Operating income for the Administrative Services segment improved by $1.0 million, or 53%, compared to the third quarter of 2002. This improvement is primarily a result of growth in premiums managed and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.8 million, or 32%, compared to the third quarter of 2002.

         Administrative Service fee revenue increased by $1.0 million, or 9%, as compared to the third quarter of 2002. Fees from the administration of the life insurance products sold by the recently acquired Guarantee Reserve field force added $0.9 million during the quarter. Increases in fees from the administration of Medicare Supplement/Select policies for both affiliated and non-affiliated business were offset by a decrease in fees for the administration of non-affiliated long term care business. The increase in Medicare Supplement/Select fees is the result of the increase in Medicare Supplement/Select business managed. The decrease in long term care fees relates to the reduction in fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. Fees for this work related to the underwriting for the initial enrollment of the employees. The enrollment period began in the third quarter of 2002 and ended in the second quarter of 2003.

         General expenses for the segment increased by $0.1 million, or 2%, due primarily to the increase in business administered.

         The amortization of PVFP relates primarily to the acquisition of CHCS Services, Inc. (formerly "American Insurance Administration Group, Inc"). The PVFP was established when CHCS Services, Inc. was acquired in January 2000 and is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. During the third quarter of 2003, the scheduled amortization of PVFP was approximately $0.3 million lower than the third quarter of 2002.

Nine months ended September 30, 2003 and 2002

         Operating income for the Administrative Services segment improved by $2.5 million, or 45%, compared to the first nine months of 2002. This improvement is primarily a result of the growth in premiums managed and the scheduled reduction in the amortization of the PVFP. EBITDA for this segment increased $1.9 million, or 25%, compared to the first nine months of 2002.

         Administrative Service fee revenue increased by $5.8 million, or 19%, compared to the first nine months of 2002. Affiliated service fee revenue increased by $5.4 million compared to the first nine months of 2002 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, as well as the fees from the administration of the life insurance products sold by the recently acquired Guarantee Reserve field force. Unaffiliated service fee revenue increased by approximately $0.4 million primarily due to the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families that was earned primarily during the first quarter of 2003.

         General expenses for the segment increased by $3.8 million, or 16%, due primarily to the increase in business and the cost to bring new clients on line.

         During the first nine months of 2003, the scheduled amortization of PVFP was approximately $0.9 million lower than the comparable period of 2002.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      -----------------     -----------------
                                                       2003       2002       2003       2002
                                                      ------     ------     ------     ------
                                                                  (In thousands)
Interest cost on outstanding debt                     $1,327     $  746     $3,400     $2,334
Amortization of capitalized loan origination fees        124        131        367        396
Stock-based compensation expense                          94        160        276        480
Other parent company expenses, net                     1,020        693      2,551      1,852
                                                      ------     ------     ------     ------

  Segment operating loss                              $2,565     $1,730     $6,594     $5,062
                                                      ======     ======     ======     ======

Three months ended September 30, 2003 and 2002

         The operating loss from the Corporate segment increased by $0.8 million, or 48%, compared to the third quarter of 2002, due primarily to the increase in financing costs. In connection with the acquisition of Pyramid Life, we refinanced our debt and we issued trust preferred securities. Our combined outstanding debt was $101 million at September 30, 2003 compared to $54 million at September 30, 2002. See Liquidity section for additional details. Other parent company expenses increased as a result of additional expenses from an increase in acquisition related activities.

Nine months ended September 30, 2003 and 2002

         The operating loss from the Corporate segment increased by $1.5 million, or 30%, compared to the first nine months of 2002, due to the increase in financing costs and other parent company expenses as noted above.

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

         Contractual Obligations and Commercial Commitments

         Prior Credit Facility

         As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 11 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, causing a pre-tax expense of approximately $1.8 million.

         New Credit Facility

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility none of which has been drawn as of September 30, 2003. The facility calls for interest at the London Interbank Offering Rate for one, two or three months ("LIBOR"), at the option of the Company, plus 300 basis points (currently 4.1%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 11 - Trust Preferred Securities) were used to pay down the new term loan. Future scheduled principal payments were reduced as a result of this repayment, primarily in 2006 and 2007. In 2003, the Company has made regularly scheduled principal payments of $4.1 million. During the nine months ended September 30, 2003, the Company paid $1.2 million in interest and fees in connection with the new credit facility and $1.1 million in connection with the prior credit facility. During the nine months ended September 30, 2002, the Company paid $1.7 million in interest and fees in connection with the prior credit facility.

         On October 30, 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering was used to further reduce the outstanding balance of the new term loan to $39.9 million. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred offering to $6.0 million.

         The following table shows the schedule of principal payments (in thousands) remaining on the Company's new term loan, as of October 30, 2003, (reflecting the $6.0 million repayment) with the final payment in March 2008:

2003 - Remainder of year                $   1,766
2004                                        7,488
2005                                        8,623
2006                                        8,922
2007                                        9,607
2008                                        3,532
                                        ---------
          Total                         $  39,938
                                        =========

         Trust Preferred Securities

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as of September 30, 2003, as detailed in the following table:

   Maturity       Amount                       Spread         Rate as of
     Date         Issued        Term         Over LIBOR   September 30, 2003
--------------   --------   --------------   ----------   ------------------
              (In thousands)
December, 2032   $ 15,000   Fixed/Floating       (2)             6.7%
March, 2033        10,000   Floating            400              5.3%
May, 2033          15,000   Floating            420              5.5%
May, 2033          15,000   Fixed/Floating       (1)             7.4%
                 --------
                 $ 55,000
                 ========

(1) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 bps.

(2) Effective September, 2003, Universal American entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 bps. The swap contract ends in December 2007.

         The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty year floating rate junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), with the balance to be held for general corporate purposes.

         The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for this security the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

         The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company will have the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

         During the nine months ended September 30, 2003, the Company paid $1.3 million in interest in connection with the trust preferred securities.

         In October, 2003, an additional $20.0 million of floating rate trust preferred securities were issued at terms similar to the above, increasing our total outstanding trust preferred to $75.0 million as of November 1, 2003.

         Affiliated Obligations of the Parent Company

         In connection with an agreement entered into in 1996 under which American Pioneer became a direct subsidiary of our holding company rather than an indirect subsidiary owned through American Progressive, our holding company issued $7.9 million in debentures to American Progressive. The balance of $2.0 million was redeemed in May 2003. Our holding company paid interest on the outstanding debentures quarterly at a rate of 8.5%. During the nine months ended September 30, 2003, our parent holding company paid $0.1 million in interest on these debentures to American Progressive. The interest on these debentures is eliminated in consolidation.

         In January 2002, our parent company issued a debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). Our parent company paid $5.4 million in principal during 2003, reducing the outstanding balance to $8.7 million as of September 30, 2003. Principal and interest payments are made quarterly. The debenture is scheduled to be repaid in full by the third quarter of 2005. During 2003, our parent holding company paid $0.8 million in interest on these debentures. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

         Lease Obligations

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2003 - Remainder of year           $    501
2004                                  1,807
2005                                  1,279
2006                                  1,145
2007 and thereafter                   3,764
                                   --------
          Totals                   $  8,496
                                   ========

         In addition to the above, Pennsylvania Life is the named lessee on approximately 40 properties occupied by Career Agents for uses as field offices. The Career Agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent obligation for these field offices is approximately $633,000.

         Administrative Service Company

         Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $9.6 million for the nine months ended September 30, 2003.

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of September 30, 2003, the principal amount of the surplus note was $60.0 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. No dividends have been paid to American Exchange during the nine months ended September 30, 2003. No principal payments were made during 2003. During the first nine months of 2003, American Exchange paid $2.2 million in interest on the surplus notes to our holding company.

         Insurance Subsidiaries

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of September 30, 2003, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of September 30, 2003 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $111.5 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. As of September 30, 2003 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         Penncorp Life (Canada) is subject to Canadian capital requirements and reports its results to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Canadian net assets based upon Canadian statutory accounting principles were C$60.3 million (US$44.5 million) as of September 30, 2003. Penncorp Life (Canada) maintained a minimum continuing capital and surplus requirement ratio in excess of the minimum requirement as of September 30, 2003.

         Dividend payments by our insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Currently, Pennsylvania Life is able to pay ordinary dividends of up to $10.6 million to American Exchange (its direct parent) without the prior approval from the Pennsylvania Department of Insurance in 2003. During the nine months ended September 30, 2003, Penncorp Life (Canada) paid $5.1 million in dividends to Universal American. It is anticipated that Penncorp Life (Canada) will be able to pay additional ordinary dividends of up to $2.2 million to Universal American in 2003. We do not expect that our other insurance subsidiaries will be able to pay ordinary dividends in 2003.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2003 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $26.5 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets decreased from 6.4% in 2002 to 5.3% in 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         As of September 30, 2003, our insurance company subsidiaries held cash and cash equivalents totaling $56.8 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1,155.5 million. The fair values of these holdings totaled $1,212.3 million as of September 30, 2003.

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

         As of September 30, 2003, 99.3% of our fixed maturity investments had investment grade ratings from Moody's Investors Service or Standard & Poor's Corporation. There were no non-income producing fixed maturities as of September 30, 2003. We wrote down the value of certain fixed maturity securities by $0.5 million during the nine months ended September 30, 2003, and by $9.9 million during the nine months ended September 30, 2002 (primarily as a result of the impairment of our World Com holdings). In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2003, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $51.5 million and a 200 basis point increase in market interest rates would result in $101.7 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $51.5 million and a 200 basis point decrease in market interest rates would result in a $104.7 million increase.

         Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended September 30, 2003, approximately 13% of our assets, 12% of our revenues, excluding realized gains, and 23% of our operating income before taxes were derived from our Canadian operations. As of and for the three months ended September 30, 2002, approximately 13% of our assets, 17% of our revenues, excluding realized gains, and 22% of our operating income before taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         As of September 30, 2003, a 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a decrease in our operating income before taxes of approximately $0.9 million and a decrease in shareholders' equity of approximately $4.6 million. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in an increase in our operating income before taxes of approximately $1.1 million and an increase in shareholders' equity of approximately $5.6 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

         The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

         There has been no change in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company

         A lawsuit was commenced in 2002 against Universal American, American Progressive and Richard A. Barasch by Marvin Barasch, a former Chairman of American Progressive and Universal American. The five counts in the lawsuit primarily arose out of Marvin Barasch's employment agreement with American Progressive, including personal claims against Richard Barasch. In July 2003 all of the counts were dismissed, except for the allegation in Count 1 of age discrimination under New York State law. The plaintiff has filed a Notice of Appeal as to two of the dismissed counts. The Company believes that the remaining allegation of Count 1, as well as the allegations in the dismissed counts now under appeal, is totally without merit. Even though there is always risk in litigation, the Company believes that the likelihood of material recovery by the plaintiff is remote.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Securities not registered under the Securities Act

During the Company's fiscal quarter ended September 30, 2003, the Company issued shares of its Common Stock on the dates and in the amounts set forth below to employees, as stock awards for performance rendered to the Company pursuant to the Company's stock bonus plan. Each of these shares was reissued from the Company's treasury stock. No proceeds were received by the Company in connection with the issuance of such shares. Each of these issuances was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The issuances did not involve any public offering and each employee received shares which were legended to indicate that such shares are not registered under the Securities Act and can not be transferred in the absence of such a registration or an exemption from registration. Each employee who received such shares is a member of the Company's management.

Date of                Number
Issuance              of Shares
July 16, 2003            296

On August 1, 2003, the Company issued 147,711 unregistered shares of its common stock in conjunction with the acquisition, by its subsidiary CHCS Services, Inc., of 100% of the outstanding common stock of Ameriplus Preferred Care, Inc., a privately held company based in Clearwater, Florida. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The issuance did not involve any public offering and the sellers received shares which were legended to indicate that such shares are not registered under the Securities Act and cannot be transferred in the absence of such a registration or an exemption from registration.

In addition, during the Company's fiscal quarter ended September 30, 2003, the Company issued shares of its Common Stock on the dates and in the amounts set forth below to directors, employees and agents who had exercised options previously granted pursuant to employee and/or agent stock award plans of the Company. No proceeds were received by the Company in connection with the issuance of such shares other than payment of the exercise price pursuant to the applicable option award. These issuances were made inadvertently without an effective registration under the Securities Act because the registration statement on Form S-2 under which the shares were registered (the "Form S-2") had not been updated. On October 20, 2003 the Company filed a post-effective amendment to the Form S-2 to reallocate certain shares among the Company's stock award plans and to update the registration statement as required to bring it into technical compliance. Such post-effective amendment has not yet been declared effective by the Securities and Exchange Commission. The Company will not issue any additional shares under the Form S-2 until the post-effective amendment is declared effective. During the period in which the Form S-2 was not updated, the Company was current in all its reporting obligations under the Securities and Exchange Act of 1934.

Date of                            Number
Issuance                          of Shares
July 10, 2003                       1,000
July 14, 2003                       2,000
July 14, 2003                         750
July 14, 2003                       1,500
August 5, 2003                        500
August 5, 2003                      1,000
August 15, 2003                     3,000
August 15, 2003                     2,000
August 15, 2003                     1,250
August 19, 2003                     3,500
August 19, 2003                     4,534
September 2, 2003                   1,500
September 2, 2003                     750
September 3, 2003                   3,000
September 9, 2003                   2,000
September 9, 2003                   1,000
September 9, 2003                   2,500
September 9, 2003                   2,000
September 9, 2003                   1,000
September 9, 2003                     500
September 24, 2003                  1,133
September 26, 2003                  5,000
                                   ------

Total                              41,417
                                   ======

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits

                  Exhibit 4.1  Restated Certificate of Incorporation of
                                 Universal American Financial Corp.
                                 (incorporated by reference to Exhibit 3.1 to the registrant's Amendment No. 2 to the Registration Statement (No. 333-62036) on Form S-3 filed on July 11, 2001).


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

                  Exhibit 32.1 Certification of Chief Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              b.  Reports on Form 8-K

                  During the quarterly period ended September 30, 2003, the following current reports were filed on Form 8-K:

                  1. Form 8-K filed on July 10, 2003 regarding the acquisition of the marketing organization of Guarantee Reserve Life Insurance Company ("GRL") and the reinsurance of GRL's future life insurance business.

                  2. Form 8-K filed on August 6, 2003 regarding the press release announcing results of operations and financial condition for the period ended June 30, 2003.

                  3. Form 8-K filed on August 6, 2003 regarding supplemental financial information for the period ended June 30, 2003.

                  4. Form 8-K filed on November 13, 2003 regarding the placement of $20 million of trust preferred securities and the press release announcing results of operations and financial condition for period ended September 30, 2003.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIVERSAL AMERICAN FINANCIAL CORP.

                                       By: /s/ Robert A. Waegelein
                                           -------------------------------------
                                           Robert A. Waegelein
                                           Executive Vice President
                                           Chief Financial Officer

Date: November 14, 2003