Form 10-Q/A
period 2003-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-12-23
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

         This amendment (the "Amendment") on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003. In connection with the filing of this Amendment, and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certain currently dated certifications have been included. This Amendment is the result of discussions between the registrant's management and the Securities and Exchange Commission during a normal review of the registrant's filings. The registrant's report on Form 10-Q for quarterly period ended March 31, 2003 has been amended to include (i) additional disclosure within Consolidated Financial Statements
Note 3 - Business Combination and (ii) a modification of the "Results of Operations - Consolidated Overview" section within Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment contains no changes to the consolidated financial statements as previously reported and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

         UNIVERSAL AMERICAN FINANCIAL CORP. HEREBY AMENDS ITS REPORT ON
       FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 TO READ IN
                        ITS ENTIRETY AS SET FORTH BELOW

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                     Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                      3
         Consolidated Statements of Operations                                                            4
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                         5
         Consolidated Statements of Cash Flows                                                            6
         Notes to Consolidated Financial Statements                                                    7-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        16-29

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                       29-30

Item 4.  Controls and Procedures                                                                         30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               31

Item 2.  Changes in Securities and Use of Proceeds                                                       31

Item 3.  Defaults Upon Senior Securities                                                                 31

Item 4.  Submission of Matters to a Vote of Security Holders                                             31

Item 5.  Other Information                                                                               31

Item 6.  Exhibits and Reports on Form 8-K                                                                31

         Signature                                                                                       32

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                     33-36

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,     DECEMBER 31,
                                                                           2003            2002
                                                                         ---------     ------------
                                                                               (unaudited)
                                                                             (In thousands)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    (amortized cost: 2003, $967,106; 2002, $884,054)                    $ 1,016,780     $  934,950
  Equity securities, at fair value (cost: 2003, $3,068; 2002, $1,661)         3,085          1,645
  Policy loans                                                               25,735         23,745
  Other invested assets                                                       2,234          2,808
                                                                        -----------     ----------
   Total investments                                                      1,047,834        963,148

Cash and cash equivalents                                                    52,956         36,754
Accrued investment income                                                    11,962         11,885
Deferred policy acquisition costs                                            98,963         92,093
Amounts due from reinsurers                                                 241,116        220,100
Due and unpaid premiums                                                       6,229          6,066
Deferred income tax asset                                                    31,029         35,842
Present value of future profits, goodwill and other intangible assets        49,782         10,960
Other assets                                                                 30,425         24,820
                                                                        -----------     ----------
  Total assets                                                            1,570,296      1,401,668
                                                                        ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                               328,728        271,578
Reserves for future policy benefits                                         695,796        627,174
Policy and contract claims - life                                             6,819          6,718
Policy and contract claims - health                                          99,625         88,216
Loan payable                                                                 65,000         50,775
Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely junior subordinated debentures              25,000         15,000
Amounts due to reinsurers                                                     5,215          7,285
Other liabilities                                                            49,334         48,153
                                                                        -----------     ----------
  Total liabilities                                                       1,275,517      1,114,899
                                                                        -----------     ----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares, issued
 and outstanding:  2003, 53.3 million shares;
 2002, 53.2 million shares)                                                     533            532
Additional paid-in capital                                                  159,017        158,264
Accumulated other comprehensive income                                       29,741         29,887
Retained earnings                                                           106,954         99,406
Less: Treasury stock (2003, 0.3 million shares;
        2002, 0.2 million shares)                                            (1,466)        (1,320)
                                                                        -----------     ----------
  Total stockholders' equity                                                294,779        286,769
                                                                        -----------     ----------
  Total liabilities and stockholders' equity                            $ 1,570,296     $1,401,668
                                                                        ===========     ==========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             THREE MONTHS ENDED MARCH 31,                        2003               2002
-------------------------------------------------------       ----------          ---------
                                                          (IN THOUSANDS, PER SHARE AMOUNTS IN
                                                                         DOLLARS)
Revenues:

 Direct premiums and policyholder fees earned                 $ 154,646           $ 147,436
 Reinsurance premiums assumed                                     6,449                 938
 Reinsurance premiums ceded                                     (81,909)            (83,462)
                                                              ---------           ---------
    Net premiums and policyholder fees earned                    79,186              64,912

 Net investment income                                           14,378              14,327
 Realized gains on investments                                      110                 143
 Fee and other income                                             4,239               2,784
                                                              ---------           ---------
    Total revenues                                               97,913              82,166
                                                              ---------           ---------

Benefits, claims and expenses:
 Net increase in future policy benefits                           5,066               2,570
 Net claims and other benefits                                   50,740              42,646
 Interest credited to policyholders                               3,133               2,607
 Net increase in deferred acquisition costs                      (8,251)             (5,932)
 Amortization of present value of future profits                    121                 422
 Commissions                                                     30,364              29,316
 Commission and expense allowances on reinsurance ceded         (22,356)            (24,737)
 Interest expense                                                   816                 806
 Early extinguishment of debt (Note 8)                            1,766                  --
 Other operating costs and expenses                              24,863              22,843
                                                              ---------           ---------
    Total benefits, claims and  expenses                         86,262              70,541
                                                              ---------           ---------

Income before taxes                                              11,651              11,625
Income tax expense                                                4,103               4,127
                                                              ---------           ---------
Net income                                                    $   7,548           $   7,498
                                                              =========           =========

Earnings per common share:
 Basic                                                        $    0.14           $    0.14
                                                              =========           =========
 Diluted                                                      $    0.14           $    0.14
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             ACCUMULATED
                                                                OTHER
                                               ADDITIONAL   COMPREHENSIVE
                                     COMMON     PAID-IN       INCOME /      RETAINED   TREASURY
THREE MONTHS ENDED MARCH 31,         STOCK      CAPITAL        (LOSS)       EARNINGS    STOCK       TOTAL
----------------------------         -------   ----------   -------------   --------   --------     -----
               2002
Balance, January 1, 2002             $   528    $ 155,746     $   5,603     $ 69,279   $  (386)   $ 230,770

Net income                                 -            -             -        7,498         -        7,498
Other comprehensive income (Note 6)        -            -        (8,804)           -         -       (8,804)
                                                                                                  ---------

Comprehensive income                                                                                 (1,306)
                                                                                                  ---------

Issuance of common stock (Note 7)          2          619             -            -                    621

Stock-based compensation                   -          160             -            -                    160
Loans to officers                          -            -             -            -         -            -
Treasury shares purchased, at
 cost (Note 7)                             -                          -            -      (544)        (544)
Treasury shares reissued (Note 7)          -           80             -            -       586          666
                                     -------   ----------     ---------     --------   -------    ---------

Balance, March 31, 2002              $   530   $  156,605     $  (3,201)    $ 76,777   $  (344)   $ 230,367
                                     =======   ==========     =========     ========   =======    =========

               2003
Balance, January 1, 2003             $   532   $  158,264     $  29,887     $ 99,406   $(1,320)   $ 286,769

Net income                                 -            -             -        7,548         -        7,548
Other comprehensive income
  (Note 6)                                 -            -          (146)           -         -         (146)
                                                                                                  ---------

Comprehensive income                                                                                  7,402
                                                                                                  ---------

Issuance of common stock (Note 7)          1          490             -            -         -          491
Stock-based compensation                   -          228             -            -         -          228
Loans to officers                                      32             -            -         -           32
Treasury shares purchased, at
 cost (Note 7)                             -            -             -            -      (188)        (188)
Treasury shares reissued (Note 7)          -            3             -            -        42           45
                                     -------   ----------     ---------     --------   -------    ---------

Balance, March 31, 2003              $   533   $  159,017     $  29,741     $106,954   $(1,466)   $ 294,779
                                     =======   ==========     =========     ========   =======    =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            THREE MONTHS ENDED MARCH 31,                                2003          2002
                            ----------------------------                                ----          ----
                                                                                          (In thousands)
Cash flows from operating activities:
Net income                                                                            $   7,548     $   7,498
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combination):
 Deferred income taxes                                                                    3,724         3,565
 Change in reserves for future policy benefits                                            6,880         5,954
 Change in policy and contract claims                                                    (2,046)        5,515
 Change in deferred policy acquisition costs                                             (8,251)       (5,932)
 Amortization of present value of future profits                                            121           422
 Amortization of bond premium                                                            (1,271)         (629)
 Amortization of capitalized loan origination fees                                        1,895           132
 Change in policy loans                                                                      53            32
 Change in accrued investment income                                                      1,143           417
 Change in reinsurance balances                                                          (3,755)      (10,543)
 Realized gains on investments                                                             (110)         (143)
 Change in income taxes payable                                                          (1,381)       (2,401)
 Other, net                                                                              (1,668)       (6,078)
                                                                                      ---------     ---------
Net cash provided (used) by operating activities                                          2,882        (2,191)
                                                                                      ---------     ---------

Cash flows from investing activities:
 Proceeds from sale or redemption of fixed maturities                                    97,327       138,228
 Cost of fixed maturities purchased                                                     (70,186)     (152,361)
 Proceeds from sale of equity securities                                                      -         2,658
 Cost of equity securities purchased                                                       (180)       (3,277)
 Change in other invested assets                                                            574           143
 Change in due from / to broker                                                          (2,379)          132
 Purchase of business, net of cash acquired (Note 3)                                    (56,906)            -
 Other investing activities                                                                (749)       (1,469)
                                                                                      ---------     ---------
Net cash used by investing activities                                                   (32,499)      (15,946)
                                                                                      ---------     ---------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                                                 492           620
 Cost of treasury stock purchases                                                          (189)         (544)
 Change in policyholder account balances                                                 21,229         2,547
 Change in reinsurance on policyholder account balances                                      62           708
 Principal repayment on loan payable                                                     (2,825)       (2,625)
 Early extinquishment of debt (Note 8)                                                  (47,950)            -
 Issuance of new debt (Note 8)                                                           65,000             -
 Issuance of trust preferred securities (Note 9)                                         10,000             -
                                                                                      ---------     ---------
Net cash provided by financing activities                                                45,819           706
                                                                                      ---------     ---------

Net increase (decrease) in cash and cash equivalents                                     16,202       (17,431)

Cash and cash equivalents at beginning of period                                         36,754        47,990
                                                                                      ---------     ---------
Cash and cash equivalents at end of period                                            $  52,956     $  30,559
                                                                                      =========     =========

Supplemental cash flow information:
 Cash paid during the period for interest                                             $   1,247     $     273
                                                                                      =========     =========
 Cash paid during the period for income taxes                                         $   2,017     $   2,963
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

THREE MONTHS ENDED MARCH 31,                                  2003                      2002
--------------------------------------------------------      ----                      ----
                                                          (In thousands, except per share amounts)
Reported net income                                          $ 7,548                  $  7,498
Add back:  Stock-based compensation expense included in
 reported net income, net of tax                                 320                       276
Less:  Stock based compensation expense determined under
 fair value based method for all awards, net of tax             (587)                     (560)
                                                             -------                  --------
Pro forma net income                                         $ 7,281                  $  7,214
                                                             =======                  ========

Net income per share:
 Basic, as reported                                          $  0.14                  $   0.14
 Basic, pro forma                                            $  0.14                  $   0.14

 Diluted, as reported                                        $  0.14                  $   0.14
 Diluted, pro forma                                          $  0.13                  $   0.13

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

         Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in Universal American's consolidated financial statements. At the time of closing, the fair value of net tangible assets of the acquired company amounted to $28.3 million. The excess of the purchase price over the fair value of net tangible assets acquired was $31.6 million. At March 31, 2003, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $13.5 million, net of deferred taxes of $7.3 million, was assigned to the present value of future profits acquired, which has a weighted average life of 7 years. The remaining $18.1 million was assigned to the value of the trademarks, licenses and the distribution channel acquired, which are deemed to have an indefinite life. The distribution channel represents the new sales production from the career distribution established by Pyramid Life. Pyramid Life distributes its products on an exclusive basis through 31 Senior Sales Solution Centers ("SSSC's").

         The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 and 2002 is as follows:

THREE MONTHS ENDED MARCH 31,        2003       2002
----------------------------        ----       ----
                                    (In thousands)
Total revenue                     $126,804   $105,813
Income before taxes (1)           $ 12,494   $  9,551
Net income (1)                    $  8,086   $  6,103

Earnings per common share:
  Basic                           $   0.15   $   0.12
  Diluted (1)                     $   0.15   $   0.11

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

4.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:

                                                    INCOME         SHARES       PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
      THREE MONTHS ENDED MARCH 31, 2003          -----------   -------------    ------
--------------------------------------------    (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                          53,254
Less: Weighted average treasury shares                               (261)
                                                                   ------

Basic EPS:
Net income applicable to common shareholders        $ 7,548        52,993        $ 0.14
                                                    =======                      ======

                                                         [1]

Effect of Dilutive Securities                                       1,131
                                                                   ------

Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions             $ 7,548        54,124        $ 0.14
                                                    =======        ======        ======

                                                    INCOME         SHARES       PER SHARE
      THREE MONTHS ENDED MARCH 31, 2002           (NUMERATOR)   (DENOMINATOR)    AMOUNT
--------------------------------------------      -----------   -------------    ------
                                                (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                          52,892
Less: weighted average treasury shares                               (122)
                                                                   ------

Basic EPS:
Net income applicable to common shareholders        $ 7,498        52,770        $ 0.14
                                                    =======                      ======

Effect of Dilutive Securities                                       1,335
                                                                   ------

Diluted EPS:
Net income applicable to common
 shareholders plus assumed conversions              $ 7,498        54,105        $ 0.14
                                                    =======        ======        ======

5.       INVESTMENTS

         Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                       GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
            CLASSIFICATION                 COST        GAINS        LOSSES       VALUE
--------------------------------------   ---------   ----------   ----------   ----------
                                                         (In thousands)
MARCH 31, 2003
US Treasury securities
 and obligations of US government        $  60,574    $  1,460     $    (4)     $  62,030
Corporate debt securities                  442,577      33,834      (1,443)       474,968
Foreign debt securities (1)                175,835       7,423      (1,137)       182,121
Mortgage - and asset-backed securities     288,120      11,882      (2,341)       297,661
                                         ---------    --------     -------      ---------
                                         $ 967,106    $ 54,599     $(4,925)    $1,016,780
                                         =========    ========     =======     ==========

DECEMBER 31, 2002
US Treasury securities
 and obligations of US government        $  90,189    $  1,670     $    (9)     $  91,850
Corporate debt securities                  374,087      30,323      (1,667)       402,743
Foreign debt securities (1)                166,689      10,072        (216)       176,545
Mortgage - and asset-backed securities     253,089      12,621      (1,898)       263,812
                                         ---------    --------     -------      ---------
                                         $ 884,054    $ 54,686     $(3,790)     $ 934,950
                                         =========    ========     =======      =========

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

         The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               MARCH 31, 2003
                                               --------------
                                          AMORTIZED       FAIR
                                            COST          VALUE
                                          ---------    -----------
                                               (In thousands)
Due in 1 year or less                     $  35,603    $    36,077
Due after 1 year through 5 years            133,176        139,165
Due after 5 years through 10 years          344,876        372,729
Due after 10 years                          164,339        170,155
Mortgage- and asset-backed securities       289,112        298,654
                                          ---------    -----------
                                          $ 967,106    $ 1,016,780
                                          =========    ===========

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

6.       COMPREHENSIVE INCOME

         The components of other comprehensive income and the related tax effects for each component are as follows:

     THREE MONTHS ENDED MARCH 31,                     2003                              2002
-------------------------------------     ----------------------------     -------------------------------
                                          BEFORE       TAX     NET OF       BEFORE       TAX       NET OF
                                           TAX       EXPENSE    TAX          TAX       EXPENSE      TAX
                                          AMOUNT    (BENEFIT)  AMOUNT       AMOUNT    (BENEFIT)    AMOUNT
                                          ------    --------   ------       ------    ---------    ------
                                                                   (In thousands)
Net unrealized (loss) gain arising
 during the year (net  of deferred
 acquisition cost adjustment)             $(3,302)  $ (1,160)  $(2,142)    $(13,729)  $ (4,805)   $ (8,924)
Less:
Reclassification adjustment
 for gains included in net income            (110)       (39)      (71)        (143)       (50)        (93)
                                          -------   --------   -------     --------   --------    --------
Net unrealized (losses) gains              (3,192)    (1,121)   (2,071)     (13,586)    (4,755)     (8,831)

Currency translation adjustments            2,962      1,037     1,925           52         25          27
                                          -------   --------   -------     --------   --------    --------

Other comprehensive (loss) income         $  (230)  $    (84)  $  (146)    $(13,534)  $ (4,730)   $ (8,804)
                                          =======   ========   =======     ========   ========    ========

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

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                 MARCH 31,       DECEMBER 31,
                                                   2003              2002
                                                -----------      ------------
                                                       (in thousands)
Net unrealized appreciation on investments      $    49,691       $   50,880
Deferred acquisition cost adjustment                 (4,323)          (2,320)
Foreign currency translation gains (losses)             388           (2,574)
Deferred tax on the above                           (16,015)         (16,099)
                                                -----------       ----------
  Accumulated other comprehensive income        $    29,741       $   29,887
                                                ===========       ==========

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

         In May 2003, the Company committed to the placement of two additional trust preferred securities of $15 million each to be issued from separate subsidiary trusts on similar terms as the above, except that the rate will be fixed at 7.35% for the first five years on one and variable at 420 basis points over LIBOR on the other. There is no assurance that either of these issuances will close. Pursuant to the terms of our credit facility, half of the net proceeds of these issuances will be used to repay our existing term loan.

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

Financial results by segment are as follows:

 THREE MONTHS ENDED MARCH 31,             2003                      2002
------------------------------  ------------------------   -----------------------
                                              Segment                   Segment
                                           Income (Loss)             Income (Loss)
                                Segment       Before       Segment      Before
                                Revenue    Income Taxes    Revenue   Income Taxes
                                --------   -------------   -------   -------------
                                                 (In thousands)
Career Agency                   $ 41,339      $ 9,470      $39,764     $  7,207
Senior Market Brokerage           52,464        3,056       39,676        4,155
Administrative Services           12,809        2,564        9,696        1,876
                                --------      -------      -------     --------
 Subtotal                        106,612       15,090       89,136       13,238
Corporate                             40       (3,549)         219       (1,756)
Intersegment revenues             (8,849)           -       (7,332)           -
                                --------      -------      -------     --------
 Segment operating total (1)      97,803       11,541       82,023       11,482
Adjustments to segment total
 Net realized  gains (1)             110          110          143          143
                                --------      -------      -------     --------

Total                           $ 97,913      $11,651      $82,166     $ 11,625
                                ========      =======      =======     ========

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

Identifiable assets by segment are as follows:

                            MARCH 31,    DECEMBER 31,
                               2003         2002
                            ----------   ------------
                                (In thousands)
Career Agency               $  851,548    $  683,720
Senior Market Brokerage        714,901       707,967
Administrative Services         19,448        19,332
                            ----------    ----------
 Subtotal                    1,585,897     1,411,019
Corporate                      414,799       375,219
Intersegment assets (1)       (430,400)     (384,570)
                            ----------    ----------

Total Assets                $1,570,296    $1,401,668
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

12.      FOREIGN OPERATIONS

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

THREE MONTHS ENDED MARCH 31,    2003            2002
----------------------------  ---------       --------
                              (In thousands, in US$'s)
Revenues
 United States                $  26,241       $ 26,022
 Canada                          15,098         13,742
                              ---------       --------
  Total                       $  41,339       $ 39,764
                              =========       ========

         Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                              MARCH 31,     DECEMBER 31,
                                2003           2002
                              ---------     ------------
                              (In thousands, in US$'s)
Assets                        $ 185,146       $175,365
                              =========       ========
Liabilities                   $ 135,066       $124,843
                              =========       ========

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

ACQUISITIONS AND FINANCING ACTIVITY

         Pyramid Life Acquisition

         On March 31, 2003, Universal American acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare supplement, long term care, life insurance, and annuities. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 agents operating out of 33 Senior Solutions Sales Centers. As of the closing of the acquisition Pyramid Life had approximately $120 million of premium in force. In the Pyramid Life acquisition the Company acquired a block of in-force business that the Company believes will be profitable, as well as a career sales force that is skilled in selling the same type of senior market insurance products that are currently sold by Universal American. During 2002, Pyramid Life agents produced more than $25 million of annualized new sales. We believe this acquisition will add further scale and efficiencies to our operations in the rapidly expanding senior market. Following a transition period that we estimate will take one year, we plan to take advantage of our cost-effective and efficient service center to administer the business. Operating results generated by Pyramid Life prior to the date of acquisition are not included in Universal American's consolidated financial statements. Refer to Consolidated Financial Statements
Note 3 - Business Combinations for additional information on the acquisition.

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

THREE MONTHS ENDED MARCH 31,       2003       2002
------------------------------    -------    -------
                                    (In thousands)
Segment Operating Income (1):
 Career Agency                    $ 9,470    $ 7,207
 Senior Market Brokerage            3,056      4,155
 Administrative Services            2,564      1,876

Corporate & Eliminations           (3,549)    (1,756)

Realized gains on investments         110        143
                                  -------    -------

Income before taxes                11,651     11,625

Income taxes (2)                    4,103      4,127
                                  -------    -------

Net income                        $ 7,548    $ 7,498
                                  =======    =======

Per share data (diluted):
Net income                        $  0.14    $  0.14
                                  =======    =======

(1) We evaluate the results of operations of our segments based on operating income by segment. Operating income at the segment level excludes realized gains and losses. This differs from generally accepted accounting principles, which includes the effect of realized gains and losses in the determination of net income. Management believes that realized gains and losses are not indicative of overall operating trends at the segment level. The schedule above reconciles our segment operating income to net income in accordance with generally accepted accounting principles.

(2) The effective tax rates on operating income before realized gains were 35.2% for the three months ended March 31, 2003 and 35.5% for 2002.

Three months ended March 31, 2003 and 2002

         Net income for the first quarter of 2003 was substantially the same as the amount reported in the first quarter of 2002. In connection with the acquisition of Pyramid Life, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a non-cash charge of $1.8 million, or $.02 net of tax (the "financing charge"), which is included in the operating loss of the Corporate segment.

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

         The operating loss from the Corporate segment increased by $1.8 million, or 102%, compared to the first quarter of 2002, due to the financing charge, as noted above.

SEGMENT RESULTS - CAREER AGENCY

THREE MONTHS ENDED MARCH 31,                              2003          2002
----------------------------                            --------      --------
                                                            (In thousands)
Net premiums and policyholder fees:

 Life and annuity                                       $  3,869      $  3,745
 Accident & health                                        28,829        27,795
                                                        --------      --------
 Net premiums                                             32,698        31,540
Net investment income                                      8,527         8,144
Other income                                                 114            80
                                                        --------      --------
 Total revenue                                            41,339        39,764
                                                        --------      --------

Policyholder benefits                                     19,510        20,183
Interest credited to policyholders                         1,063           636
Change in deferred acquisition costs                      (4,620)       (3,227)
Amortization of present value of future profits                -             -
Commissions and general expenses, net of allowances       15,916        14,965
                                                        --------      --------
 Total benefits, claims and other deductions              31,869        32,557
                                                        --------      --------

 Segment operating income                               $  9,470      $  7,207
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

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

THREE MONTHS ENDED MARCH 31,                              2003          2002
----------------------------                            --------      --------
                                                           (In thousands)
Net premiums and policyholder fees:
 Life and annuity                                       $  4,245      $  4,602
 Accident & health                                        42,243        28,770
                                                        --------      --------
 Net premiums                                             46,488        33,372
Net investment income                                      5,907         6,127
Other income                                                  69           177
                                                        --------      --------
 Total revenue                                            52,464        39,676
                                                        --------      --------

Policyholder benefits                                     36,296        25,034
Interest credited to policyholders                         2,069         1,971
Change in deferred acquisition costs                      (3,631)       (2,705)
Amortization of present value of future profits               33            43
Commissions and general expenses, net of allowances       14,641        11,178
                                                        --------      --------
 Total benefits, claims and other deductions              49,408        35,521
                                                        --------      --------

 Segment operating income                               $  3,056      $  4,155
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

THREE MONTHS ENDED MARCH 31,                  2003                2002
----------------------------           ------------------  ------------------
                                        GROSS      NET      GROSS      NET
                                       PREMIUMS  RETAINED  PREMIUMS  RETAINED
                                       --------  --------  --------  --------
                                                 (In thousands)
Medicare supplement acquired           $ 45,021     25%    $ 39,440      7%
Medicare supplement/select written       66,585     39%      59,027     34%
Other senior supplemental health          6,494     60%       6,087     60%
Other health                              2,704     45%       4,549     39%
Senior life insurance                     2,592     59%       2,277     67%
Other life                                3,501     78%       4,026     74%
                                       --------            --------

Total gross premiums                   $126,897     37%    $115,406     29%
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

         Commissions and other operating expenses increased by approximately $3.5 million, or 31%, in the first quarter of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

THREE MONTHS ENDED MARCH 31,                            2003       2002
----------------------------                          --------   --------
                                                        (In thousands)
Commissions                                           $ 20,905   $ 20,225
Other operating costs                                   15,474     15,052
Reinsurance allowances                                 (21,738)   (24,099)
                                                      --------   --------

Commissions and general expenses, net of allowances   $ 14,641   $ 11,178
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

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                  THREE MONTHS ENDED MARCH 31,                          2003        2002
                  ----------------------------                         -------     -------
                                                                          (In thousands)
Service fee and other income                                           $12,806     $ 9,567
Net investment income                                                        3         129
                                                                       -------     -------
 Total revenue                                                          12,809       9,696
                                                                       -------     -------

Amortization of present value of future profits                             88         379
General expenses                                                        10,157       7,441
                                                                       -------     -------
 Total expenses                                                         10,245       7,820
                                                                       -------     -------

 Segment operating income                                                2,564       1,876

Depreciation, amortization and interest                                    481         689
                                                                       -------     -------
Earnings before interest, taxes, depreciation and amortization (1)     $ 3,045     $ 2,565
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

         The following table details the service fee revenue earned by our Administrative Services segment:

THREE MONTHS ENDED MARCH 31,              2003        2002
----------------------------             -------     -------
                                           (In thousands)
Affiliated Fee Revenue
       Medicare supplement               $ 5,914     $ 4,133
       Long term care                        672         521
       Other health insurance                 81          22
       Life insurance                        192          95
                                         -------     -------

       Total Affiliated Revenue            6,859       4,771
                                         -------     -------

Unaffiliated Fee Revenue
       Medicare supplement                 2,186       2,342
       Long term care                      2,740       1,613
       Other health insurance                 38         128
       Non-insurance products                276         375
       Non-insurance assistance              707         338
                                         -------     -------

       Total Unaffiliated Revenue          5,947       4,796
                                         -------     -------

Total Administrative Service Revenue     $12,806     $ 9,567
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

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

THREE MONTHS ENDED MARCH 31,                           2003       2002
----------------------------                          ------     ------
                                                       (In thousands)
Interest cost on outstanding debt                     $  816     $  806
Early extinquishment of debt                           1,766          -
Amortization of capitalized loan origination fees        129        132
Stock-based compensation expense                          91        160
Other parent company expenses, net                       747        658
                                                      ------     ------

 Segment operating loss                               $3,549     $1,756
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

         The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, with the final payment in March 2008:

2003       $  6,094
2004         10,562
2005         12,594
2006         15,438
2007         16,250
2008          4,062
           --------
 Total     $ 65,000
           ========

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

         Trust Preferred Securities

         In March 2003, the Company formed Universal American Statutory Trust V, a Delaware statutory business trust (the "Trust"), and, through a private placement, issued $10.0 million, thirty year floating rate trust preferred securities (the "Capital Securities"). The Trust will have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trust of its common securities to the Company, were invested in floating rate junior subordinated deferrable interest debentures of the Company due 2033 (the "Junior Subordinated Debt"). A portion of the proceeds were used to pay down existing debt in connection with the acquisition of Pyramid Life (see Consolidated Financial Statements Note 3 - Business Combination), with the balance to be held for general corporate purposes.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

              Exhibit 11 Computation of Per Share Earnings Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in Note 4 to the Consolidated Financial Statements in this report.

              Exhibit 31.1  Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2  Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

        b. Reports on Form 8-K during the quarter ended March 31, 2003

              None

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL AMERICAN FINANCIAL CORP.

                                        By: /s/ Robert A. Waegelein
                                            ----------------------------
                                            Robert A. Waegelein
                                            Executive Vice President
                                            Chief Financial Officer

Date: December 23, 2003