Form 10-Q/A
period 2003-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-12-23
CIK 709878

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

                                EXPLANATORY NOTE

         This amendment (the "Amendment") on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003. In connection with the filing of this Amendment, and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certain currently dated certifications have been included. This Amendment is the result of discussions between the registrant's management and the Securities and Exchange Commission during a normal review of the registrant's filings. The registrant's report on Form 10-Q for quarterly period ended June 30, 2003 has been amended to include (i) additional disclosure (A) under the heading "Pyramid Life" within Consolidated Financial Statements Note 3 - Business Combination, (B) within Consolidated Financial Statements Note 5 - Reinsurance Transactions and under the heading "Reinsurance Recapture" within Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and (C) within Item 3:
Quantitative and Qualitative Disclosures About Market Risk, and (ii) a modification of the "Results of Operations - Consolidated Overview" section within Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment contains no changes to the consolidated financial statements as previously reported and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

         UNIVERSAL AMERICAN FINANCIAL CORP. HEREBY AMENDS ITS REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 TO READ IN ITS
                          ENTIRETY AS SET FORTH BELOW

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                  Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                    3
         Consolidated Statements of Operations - Three Months                                           4
         Consolidated Statements of Operations - Six Months                                             5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                       6
         Consolidated Statements of Cash Flows                                                          7
         Notes to Consolidated Financial Statements                                                  8-19

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      20-37

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                     37-39

Item 4.  Controls and Procedures                                                                       39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             39

Item 2.  Changes in Securities and Use of Proceeds                                                     39

Item 3.  Defaults Upon Senior Securities                                                               39

Item 4.  Submission of Matters to a Vote of Security Holders                                           40

Item 5.  Other Information                                                                             40

Item 6.  Exhibits and Reports on Form 8-K                                                           40-41

         Signature                                                                                     41

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                   42-45

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,           DECEMBER 31,
                                                                             2003                 2002
                                                                          -----------         ------------
                                                                                   (unaudited)
                                                                                  (In thousands)
ASSETS
Investments
 Fixed maturities available for sale, at fair value
  (amortized cost: 2003, $995,681; 2002, $884,054)                        $ 1,077,462          $  934,950
 Equity securities, at fair value (cost: 2003, $3,029; 2002, $ 1,661)           3,384               1,645
 Policy loans                                                                  26,024              23,745
 Other invested assets                                                          2,226               2,808
                                                                          -----------          ----------
  Total investments                                                         1,109,096             963,148

Cash and cash equivalents                                                     106,964              36,754
Accrued investment income                                                      14,040              11,885
Deferred policy acquisition costs                                             108,988              92,093
Amounts due from reinsurers                                                   217,660             220,100
Due and unpaid premiums                                                         6,233               6,066
Deferred income tax asset                                                       6,297              35,842
Present value of future profits and other amortizing intangible assets         44,055               2,987
Goodwill and other indefinite lived intangible assets                          12,840               7,973
Other assets                                                                   28,013              24,820
                                                                          -----------          ----------
  Total assets                                                              1,654,186           1,401,668
                                                                          ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                 355,690             271,578
Reserves for future policy benefits                                           701,631             627,174
Policy and contract claims - life                                               6,937               6,718
Policy and contract claims - health                                           105,165              88,216
Loan payable                                                                   50,000              50,775
Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely junior subordinated debentures                55,000              15,000
Amounts due to reinsurers                                                       5,491               7,285
Other liabilities                                                              43,365              48,153
                                                                          -----------          ----------
  Total liabilities                                                         1,323,279           1,114,899
                                                                          -----------          ----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares,
 issued: 2003, 53.7 million shares;
 2002, 53.2 million shares)                                                       537                 532
Additional paid-in capital                                                    161,074             158,264
Accumulated other comprehensive income                                         51,861              29,887
Retained earnings                                                             117,954              99,406
Less: Treasury stock (2003, 0.1 million shares;
        2002, 0.2 million shares)                                                (519)             (1,320)
                                                                          -----------          ----------
  Total stockholders' equity                                                  330,907             286,769
                                                                          -----------          ----------
  Total liabilities and stockholders' equity                              $ 1,654,186          $1,401,668
                                                                          ===========          ==========


            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     THREE MONTHS ENDED JUNE 30,                           2003                  2002
                     ---------------------------                        -----------           -----------
                                                                       (IN THOUSANDS, PER SHARE AMOUNTS IN
                                                                                      DOLLARS)
Revenues:
 Direct premiums and policyholder fees earned                           $   183,333           $   144,169
 Reinsurance premiums assumed                                                 6,290                 1,147
 Reinsurance premiums ceded                                                 (68,014)              (79,665)
                                                                        -----------           -----------
   Net premiums and policyholder fees earned                                121,609                65,651

 Net investment income                                                       15,432                14,434
 Net realized gains (losses) on investments                                   1,185                (6,600)
 Fee and other income                                                         2,840                 3,205
                                                                        -----------           -----------
   Total revenues                                                           141,066                76,690
                                                                        -----------           -----------

Benefits, claims and expenses:
 Net increase in future policy benefits                                       4,871                 3,961
 Net claims and other benefits                                               81,600                42,640
 Interest credited to policyholders                                           3,422                 2,606
 Net increase in deferred acquisition costs                                 (11,057)               (6,924)
 Amortization of present value of future profits and other intangibles        1,074                   410
 Commissions                                                                 34,747                28,868
 Commission and expense allowances on reinsurance ceded                     (18,065)              (24,627)
 Interest expense                                                             1,257                   782
 Other operating costs and expenses                                          26,572                24,501
                                                                        -----------           -----------
   Total benefits, claims and expenses                                      124,421                72,217
                                                                        -----------           -----------

Income before taxes                                                          16,645                 4,473
Income tax expense                                                            5,645                 1,155
                                                                        -----------           -----------
Net income                                                              $    11,000           $     3,318
                                                                        ===========           ===========

Earnings per common share:
 Basic                                                                  $      0.21           $      0.06
                                                                        ===========           ===========
 Diluted                                                                $      0.20           $      0.06
                                                                        ===========           ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30,                          2003                  2002
--------------------------------------------------------------------    ---------             ---------
                                                                      (IN THOUSANDS, PER SHARE AMOUNTS IN
                                                                                   DOLLARS)
Revenues:
  Direct premiums and policyholder fees earned                          $ 337,979             $ 291,605
  Reinsurance premiums assumed                                             12,739                 2,085
  Reinsurance premiums ceded                                             (149,923)             (163,127)
                                                                        ---------             ---------
     Net premiums and policyholder fees earned                            200,795               130,563

  Net investment income                                                    29,810                28,761
  Net realized gains (losses) on investments                                1,295                (6,457)
  Fee and other income                                                      7,079                 5,989
                                                                        ---------             ---------
     Total revenues                                                       238,979               158,856
                                                                        ---------             ---------

Benefits, claims and expenses:
  Net increase in future policy benefits                                    9,936                 6,531
  Net claims and other benefits                                           132,340                85,286
  Interest credited to policyholders                                        6,555                 5,213
  Net increase in deferred acquisition costs                              (19,308)              (12,856)
  Amortization of present value of future profits and other intangibles     1,195                   832
  Commissions                                                              65,111                57,425
  Commission and expense allowances on reinsurance ceded                  (40,421)              (49,364)
  Interest expense                                                          2,073                 1,588
  Early extinguishment of debt (Note 8)                                     1,766                     -
  Other operating costs and expenses                                       51,436                48,103
                                                                        ---------             ---------
     Total benefits, claims and expenses                                  210,683               142,758
                                                                        ---------             ---------

Income before taxes                                                        28,296                16,098
Income tax expense                                                          9,748                 5,282
                                                                        ---------             ---------
Net income                                                              $  18,548             $  10,816
                                                                        =========             =========

Earnings per common share:
  Basic                                                                 $    0.35             $    0.20
                                                                        =========             =========
  Diluted                                                               $    0.34             $    0.20
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             ACCUMULATED
                                                                OTHER
                                               ADDITIONAL   COMPREHENSIVE
                                     COMMON     PAID-IN       INCOME /      RETAINED   TREASURY
SIX  MONTHS ENDED JUNE 30,            STOCK     CAPITAL        (LOSS)       EARNINGS    STOCK       TOTAL
--------------------------           -------   ----------   -------------   --------   --------     -----
                2002
Balance, January 1, 2002              $ 528     $155,746      $  5,603      $ 69,279   $  (386)    $230,770

Net income                                -            -             -        10,816         -       10,816
Other comprehensive income (Note 8)       -            -         6,505             -         -        6,505
                                                                                                   --------

Comprehensive income                                                                                 17,321
                                                                                                   --------

Issuance of common stock (Note 9)         3          855             -             -                    858

Stock-based compensation                  -          556             -             -                    556
Repayments of Loans to officers           -           10             -             -         -           10
Treasury shares purchased, at
 cost (Note 9)                            -                          -             -      (699)        (699)
Treasury shares reissued (Note 9)         -           80             -             -       585          665
                                      -----     --------      --------      --------   -------     --------

Balance, June 30, 2002                $ 531     $157,247      $ 12,108      $ 80,095   $  (500)    $249,481
                                      =====     ========      ========      ========   =======     ========

                2003
Balance, January 1, 2003              $ 532     $158,264      $ 29,887      $ 99,406   $(1,320)    $286,769

Net income                                -            -             -        18,548         -       18,548
Other comprehensive income (Note 8)       -            -        21,974             -         -       21,974
                                                                                                   --------

Comprehensive income                                                                                 40,522
                                                                                                   --------

Issuance of common stock (Note 9)         5        2,147             -             -         -        2,152
Stock-based compensation                  -          535             -             -         -          535
Repayments of Loans to officers                      110             -             -         -          110
Treasury shares purchased, at
 cost (Note 9)                            -            -             -             -      (240)        (240)
Treasury shares reissued (Note 9)         -           18             -             -     1,041        1,059
                                      -----     --------      --------      --------   -------     --------

Balance, June 30, 2003                $ 537     $161,074      $ 51,861      $117,954   $  (519)    $330,907
                                      =====     ========      ========      ========   =======     ========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30,                                                             2003         2002
-------------------------                                                           ---------    ---------
                                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                                          $  18,548    $  10,816
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combination):
 Deferred income taxes                                                                  8,490        3,006
 Change in reserves for future policy benefits                                          1,164        4,719
 Change in policy and contract claims                                                   3,221        6,731
 Change in deferred policy acquisition costs                                          (19,308)     (12,856)
 Amortization of present value of future profits and other intangibles                  1,195          832
 Amortization of bond premium                                                          (1,856)      (1,366)
 Amortization of capitalized loan origination fees                                      2,009          265
 Change in policy loans                                                                  (236)         141
 Change in accrued investment income                                                     (934)        (663)
 Change in reinsurance balances                                                        19,330       (5,134)
 Realized losses (gains) on investments                                                (1,295)       6,457
 Change in income taxes payable                                                        (1,771)      (2,396)
 Other, net                                                                            (1,522)      (4,105)
                                                                                    ---------    ---------
Net cash provided (used) by operating activities                                       27,035        6,447
                                                                                    ---------    ---------

Cash flows from investing activities:
 Proceeds from sale or redemption of fixed maturities                                 151,365       93,476
 Cost of fixed maturities purchased                                                  (136,621)    (121,385)
 Proceeds from sale of equity securities                                                  286        1,293
 Cost of equity securities purchased                                                     (427)        (639)
 Change in other invested assets                                                          582          742
 Change in due from / to broker                                                        (1,322)      (5,863)
 Purchase of business, net of cash acquired (Note 3)                                  (56,880)           -
 Other investing activities                                                            (1,515)      (2,921)
                                                                                    ---------    ---------
Net cash used by investing activities                                                 (44,532)     (35,297)
                                                                                    ---------    ---------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                                             2,263          858
 Cost of treasury stock purchases                                                        (240)        (699)
 Change in policyholder account balances                                               45,875        7,813
 Change in reinsurance on policyholder account balances                                   584          844
 Principal repayment on loan payable                                                   (2,825)      (5,250)
 Early extinguishment of debt (Note 10)                                               (62,950)           -
 Issuance of new debt (Note 10)                                                        65,000            -
 Issuance of trust preferred securities (Note 11)                                      40,000            -
                                                                                    ---------    ---------
Net cash provided by financing activities                                              87,707        3,566
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                   70,210      (25,284)

Cash and cash equivalents at beginning of period                                       36,754       47,990
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $ 106,964    $  22,706
                                                                                    =========    =========

Supplemental cash flow information:
 Cash paid during the period for interest                                           $   1,938    $    1,069
                                                                                    =========    ==========
 Cash paid during the period for income taxes                                       $   3,099    $    4,762
                                                                                    =========    ==========

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

           SIX MONTHS ENDED JUNE 30,                             2003                   2002
           -------------------------                           --------               --------
                                                          (In thousands, except per share amounts)
Reported net income                                            $ 18,548               $ 10,816
Add back: Stock-based compensation expense included in
 reported net income, net of tax                                    692                    706
Less: Stock based compensation expense determined under
 fair value based method for all awards, net of tax              (1,308)                (1,273)
                                                               --------               --------
Pro forma net income                                           $ 17,933               $ 10,249
                                                               ========               ========

Net income per share:
 Basic, as reported                                            $   0.35               $   0.20
 Basic, pro forma                                              $   0.34               $   0.20

 Diluted, as reported                                          $   0.34               $   0.20
 Diluted, pro forma                                            $   0.33               $   0.19

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

         The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 and 2002 is as follows:

SIX MONTHS ENDED JUNE 30,        2003         2002
-------------------------      ---------    --------
                                   (In thousands)
Total revenue                  $ 267,869    $206,526
Income before taxes (1)        $  29,138    $ 14,852
Net income (1)                 $  19,085    $  9,990

Earnings per common share:
    Basic                      $    0.36    $   0.19
    Diluted (1)                $    0.35    $   0.18

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

         The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                               JUNE 30, 2003              DECEMBER 31, 2002
                                        --------------------------   --------------------------
                                        GROSS CARRY   ACCUMULATED    GROSS CARRY   ACCUMULATED
                                          AMOUNT      AMORTIZATION     AMOUNT      AMORTIZATION
                                        -----------   ------------   -----------   ------------
                                                              (In thousands)
Present value of future profits:
 Career Agency                            $20,208       $   664        $     -       $     -
 Senior Market Brokerage                    2,391           828          2,391           657
 Administrative Services                    7,671         6,594          7,671         6,418
Distribution Channel - Career Agency       22,055           184              -             -
                                          -------       -------        -------       -------
   Total                                  $52,325       $ 8,270        $10,062       $ 7,075
                                          =======       =======        =======       =======

         Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2003 - Remainder of year                  $ 2,043
2004                                        4,000
2005                                        3,939
2006                                        3,894
2007                                        3,861

         The carrying amounts of goodwill and intangible assets with indefinite lives as of June 30, 2003 and December 31, 2002, are shown below.

                                           2003          2002
                                          -------       -------
                                             (In thousands)
Career Agency                             $ 4,867       $     -
Senior Market Brokerage                     3,893         3,893
Administrative Services                     4,080         4,080
                                          -------       -------
  Total                                   $12,840       $ 7,973
                                          =======       =======

5.       REINSURANCE RECAPTURE

         Effective April 1, 2003, American Pioneer entered into agreements to recapture approximately $48 million of Medicare supplement business that had been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("TARe") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with TARe. Pursuant to the first of these contracts American Pioneer ceded to TARe 90% of approximately $50 million of annualized premium then currently in force that it acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to TARe 75% of certain new business from October 1996 through December 31, 2000. As of April 1, 2003, approximately $27 remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business In 2002, TARe approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, TARe transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the $48 million of Medicare supplement business. There was no gain or loss reported on the recapture of these agreements.

6.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:

                                                   INCOME           SHARES         PER SHARE
        THREE MONTHS ENDED JUNE 30,              (NUMERATOR)     (DENOMINATOR)      AMOUNT
---------------------------------------------    -----------     -------------     ---------
                                                 (In thousands, per share amounts in dollars)
                  2003
Weighted average common stock outstanding                            53,466
Less: Weighted average treasury shares                                  (89)
                                                                     ------

Basic EPS:
Net income applicable to common shareholders      $  11,000          53,377         $ 0.21
                                                  =========                         ======

Effect of Dilutive Securities                                         1,220
                                                                     ------

Diluted EPS:
Net income applicable to common
 shareholders plus assumed conversions            $  11,000          54,597         $ 0.20
                                                  =========          ======         ======

                                                   INCOME           SHARES         PER SHARE
        THREE MONTHS ENDED JUNE 30,              (NUMERATOR)     (DENOMINATOR)      AMOUNT
--------------------------------------------     -----------     -------------     ---------
                                                 (In thousands, per share amounts in dollars)
                    2002
Weighted average common stock outstanding                            53,065
Less: Weighted average treasury shares                                  (64)
                                                                     ------

Basic EPS:
Net income applicable to common shareholders       $ 3,318           53,001         $ 0.06
                                                   =======                          ======

Effect of Dilutive Securities                                         1,546
                                                                     ------

Diluted EPS:
Net income applicable to common
 shareholders plus assumed conversions             $ 3,318           54,547         $ 0.06
                                                   =======           ======         ======

                                                   INCOME           SHARES         PER SHARE
         SIX MONTHS ENDED JUNE 30,               (NUMERATOR)     (DENOMINATOR)      AMOUNT
---------------------------------------------    -----------     -------------     ---------
                                                 (In thousands, per share amounts in dollars)
                    2003
Weighted average common stock outstanding                            53,361
Less: Weighted average treasury shares                                 (175)
                                                                     ------

Basic EPS:
Net income applicable to common shareholders      $  18,548          53,186         $ 0.35
                                                  =========                         ======

Effect of Dilutive Securities                                         1,198
                                                                     ------

Diluted EPS:
Net income applicable to common
 shareholders plus assumed conversions            $  18,548          54,384         $ 0.34
                                                  =========          ======         ======

                                                   INCOME           SHARES         PER SHARE
SIX MONTHS ENDED JUNE 30,                        (NUMERATOR)     (DENOMINATOR)      AMOUNT
--------------------------------------------     -----------     -------------     ---------
                                                 (In thousands, per share amounts in dollars)
                    2002
Weighted average common stock outstanding                            52,979
Less: Weighted average treasury shares                                  (93)
                                                                     ------

Basic EPS:
Net income applicable to common shareholders      $  10,816          52,886         $ 0.20
                                                  =========                         ======

Effect of Dilutive Securities                                         1,493
                                                                     ------

Diluted EPS:
Net income applicable to common
 shareholders plus assumed conversions            $  10,816          54,379         $ 0.20
                                                  =========          ======         ======

7.       INVESTMENTS

         Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                         GROSS        GROSS
                                           AMORTIZED   UNREALIZED   UNREALIZED      FAIR
               CLASSIFICATION                COST        GAINS        LOSSES        VALUE
---------------------------------------    ---------   ----------   ----------    ----------
                                                            (In thousands)
JUNE 30, 2003
US Treasury securities
 and obligations of US government          $  71,002    $  2,227      $      -    $   73,229
Corporate debt securities                    469,465      47,600        (1,720)      515,345
Foreign debt securities (1)                  195,525      21,527          (130)      216,922
Mortgage- and asset-backed securities        259,689      13,787        (1,510)      271,966
                                           ---------    --------      --------    ----------
                                           $ 995,681    $ 85,141      $ (3,360)   $1,077,462
                                           =========    ========      ========    ==========
DECEMBER 31, 2002
US Treasury securities
 and obligations of US government          $  90,189    $  1,670      $     (9)   $   91,850
Corporate debt securities                    374,087      30,323        (1,667)      402,743
Foreign debt securities (1)                  166,689      10,072          (216)      176,545
Mortgage- and asset-backed securities        253,089      12,621        (1,898)      263,812
                                           ---------    --------      --------    ----------
                                           $ 884,054    $ 54,686      $ (3,790)   $  934,950
                                           =========    ========      ========    ==========

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

         The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               JUNE 30, 2003
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

8.       COMPREHENSIVE INCOME

         The components of other comprehensive income and the related tax effects for each component are as follows:

     THREE MONTHS ENDED JUNE 30,                      2003                              2002
---------------------------------------   ----------------------------     -------------------------------
                                           BEFORE      TAX     NET OF       BEFORE       TAX       NET OF
                                            TAX      EXPENSE    TAX          TAX       EXPENSE      TAX
                                           AMOUNT   (BENEFIT)  AMOUNT       AMOUNT    (BENEFIT)    AMOUNT
                                           ------   --------   ------       ------    ---------    ------
                                                                   (In thousands)
Net unrealized gain arising
 during the year (net of deferred
 acquisition cost adjustment)             $ 30,604  $  10,710  $ 19,894    $ 14,834   $  5,192    $  9,642
Less:
Reclassification adjustment
 for losses (gains) included in net
 income                                     (1,185)      (414)     (771)      6,600      2,309       4,291
                                          --------  ---------  --------    --------   --------    --------
Net unrealized gains                        29,419     10,296    19,123      21,434      7,501      13,933

Currency translation adjustments             4,611      1,614     2,997       2,108        731       1,377
                                          --------  ---------  --------    --------   --------    --------

Other comprehensive income                $ 34,030  $  11,910  $ 22,120    $ 23,542   $  8,232    $ 15,310
                                          ========  =========  ========    ========   ========    ========

     SIX MONTHS ENDED JUNE 30,                        2003                              2002
--------------------------------------    ----------------------------     -------------------------------
                                           BEFORE      TAX     NET OF       BEFORE       TAX       NET OF
                                            TAX      EXPENSE    TAX          TAX       EXPENSE      TAX
                                           AMOUNT   (BENEFIT)  AMOUNT       AMOUNT    (BENEFIT)    AMOUNT
                                           ------   --------   ------       ------    ---------    ------
                                                                   (In thousands)
Net unrealized gain arising
 during the year (net of deferred
 acquisition cost adjustment)             $ 27,522  $   9,628  $ 17,894    $  1,391   $    485    $    906
Less:
Reclassification adjustment
 for losses (gains) included in net
 income                                     (1,295)      (453)     (842)      6,457      2,261       4,196
                                          --------  ---------  --------    --------   --------     -------
Net unrealized gains                        26,227      9,175    17,052       7,848      2,746       5,102
Currency translation adjustments             7,573      2,651     4,922       2,160        757       1,403
                                          --------  ---------  --------    --------   --------     -------
Other comprehensive income                $ 33,800  $  11,826  $ 21,974    $ 10,008   $  3,503    $  6,505
                                          ========  =========  ========    ========   ========    ========

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

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                        JUNE 30,     DECEMBER 31,
                                                         2003           2002
                                                       ---------     ------------
                                                              (in thousands)
Net unrealized appreciation on investments             $  82,136      $  50,880
Deferred acquisition cost adjustment                      (7,350)        (2,320)
Foreign currency translation gains (losses)                5,000         (2,574)
Deferred tax on the above                                (27,925)       (16,099)
                                                       ---------      ---------
  Accumulated other comprehensive income               $  51,861      $  29,887
                                                       =========      =========

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

         The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, as of June 30, 2003, with the final payment in March 2008:

2003 - Remainder of year      $  6,094
2004                             8,613
2005                             9,919
2006                            10,262
2007                            11,050
2008                             4,062
                              --------
 Total                        $ 50,000
                              ========

11.      TRUST PREFERRED SECURITIES

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

  Maturity            Amount                               Spread       Rate as of
    Date              Issued              Term           Over LIBOR    June 30, 2003
--------------    --------------    -----------------    ----------    -------------
                  (In thousands)
December, 2032       $ 15,000       Fixed/Floating(2)       400            5.3%
March, 2033            10,000       Floating                400            5.3%
May, 2033              15,000       Floating                420            5.5%
May, 2033              15,000       Fixed/Floating          (1)            7.4%
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

Financial results by segment are as follows:

THREE MONTHS ENDED JUNE 30,               2003                        2002
------------------------------   -------------------------    ------------------------
                                                 Segment                     Segment
                                              Income (Loss)               Income (Loss)
                                  Segment        Before       Segment        Before
                                  Revenue     Income Taxes    Revenue     Income Taxes
                                 ---------    ------------    --------    ------------
                                                      (In thousands)
Career Agency                    $  73,801     $    9,720     $ 40,024     $   7,758
Senior Market Brokerage             63,448          5,352       40,167         3,091
Administrative Services             11,499          2,632       10,016         1,800
                                 ---------     ----------     --------     ---------
 Subtotal                          148,748         17,704       90,207        12,649
Corporate                               30         (2,244)           3        (1,576)
Intersegment revenues               (8,897)             -       (6,920)            -
                                 ---------     ----------     --------     ---------
 Segment operating total (1)       139,881         15,460       83,290        11,073
Adjustments to segment total
 Net realized gains (1)              1,185          1,185       (6,600)       (6,600)
                                 ---------     ----------     --------     ---------

Total                            $ 141,066     $   16,645     $ 76,690     $   4,473
                                 =========     ==========     ========     =========

SIX MONTHS ENDED JUNE 30,                 2003                        2002
-----------------------------    -------------------------    ------------------------
                                                 Segment                     Segment
                                              Income (Loss)               Income (Loss)
                                  Segment        Before       Segment        Before
                                  Revenue     Income Taxes    Revenue     Income Taxes
                                 ---------    ------------    --------    ------------
                                                      (In thousands)
Career Agency                    $ 115,140     $   19,190     $ 79,788     $  14,965
Senior Market Brokerage            115,912          8,408       79,843         7,246
Administrative Services             24,308          5,197       19,712         3,676
                                 ---------     ----------     --------     ---------
 Subtotal                          255,360         32,795      179,343        25,887
Corporate                               70         (5,794)         222        (3,332)
Intersegment revenues              (17,746)             -      (14,252)            -
                                 ---------     ----------     --------     ---------
 Segment operating total (1)       237,684         27,001      165,313        22,555
Adjustments to segment total
 Net realized gains (1)              1,295          1,295       (6,457)       (6,457)
                                 ---------     ----------     --------     ---------

Total                            $ 238,979     $   28,296     $158,856     $  16,098
                                 =========     ==========     ========     =========

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

Identifiable assets by segment are as follows:

                               JUNE 30,      DECEMBER 31,
                                 2003            2002
                              ----------     ------------
                                    (In thousands)
Career Agency                 $  870,182      $  683,720
Senior Market Brokerage          729,917         707,967
Administrative Services           18,051          19,332
                              ----------      ----------
 Subtotal                      1,618,150       1,411,019
Corporate                        453,678         375,219
Intersegment assets (1)         (417,642)       (384,570)
                              ----------      ----------

Total Assets                  $1,654,186      $1,401,668
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

14.      FOREIGN OPERATIONS

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                    ---------------------------    -------------------------
                      2003              2002         2003            2002
                    ---------        ----------    ---------       ---------
                     (In thousands, in US$'s)       (In thousands, in US$'s)
Revenues
 United States      $  57,832         $  26,134    $  84,073       $  52,156
 Canada                15,969            13,890       31,067          27,632
                    ---------         ---------    ---------       ---------
  Total             $  73,801         $  40,024    $ 115,140       $  79,788
                    =========         =========    =========       =========

         Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                    JUNE 30,         DECEMBER 31,
                      2003               2002
                    ---------        ------------
                      (In thousands, in US$'s)
Assets              $ 215,199         $  175,365
                    =========         ==========
Liabilities         $ 150,697         $  124,843
                    =========         ==========

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

         Reinsurance Recapture

         Effective April 1, 2003, American Pioneer entered into agreements to recapture approximately $48 million of Medicare supplement business that had been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("TARe") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with TARe. Pursuant to the first of these contracts American Pioneer ceded to TARe 90% of approximately $50 million of annualized premium then currently in force that it acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to TARe 75% of certain new business from October 1996 through December 31, 2000. As of April 1, 2003, approximately $27 remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business In 2002, TARe approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, TARe transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the $48 million of Medicare supplement business. There was no gain or loss reported on the recapture of these agreements.

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                              -------------------    -------------------
                                                2003       2002       2003        2002
                                              --------    -------    -------    --------
                                                            (In thousands)
Segment Operating Income (1):
 Career Agency                                $  9,720    $ 7,758    $19,190    $ 14,965
 Senior Market Brokerage                         5,352      3,091      8,408       7,246
 Administrative Services                         2,632      1,800      5,197       3,676

Corporate & Eliminations                        (2,244)    (1,576)    (5,794)     (3,332)

Realized gains (losses) on investments           1,185     (6,600)     1,295      (6,457)
                                              --------    -------    -------    --------

Income before taxes                             16,645      4,473     28,296      16,098

Income taxes (2)                                 5,645      1,155      9,748       5,282
                                              --------    -------    -------    --------

Net income                                    $ 11,000    $ 3,318    $18,548    $ 10,816
                                              ========    =======    =======    ========

Per share data (diluted):
Net income                                    $   0.20    $  0.06    $  0.34    $   0.20
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

         In connection with the acquisition of Pyramid Life, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a non-cash charge of $1.8 million (the "financing charge"), which is included in the operating loss of the Corporate segment.

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

         The operating loss from the Corporate segment increased by $2.4 million, or 73%, compared to the first six months of 2002, due primarily to the financing charge, as noted above, as well as an overall increase in financing costs.

SEGMENT RESULTS - CAREER AGENCY

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                        -------------------    --------------------
                                                          2003       2002        2003        2002
                                                          ----       ----        ----        ----
                                                                      (In thousands)
Net premiums and policyholder fees:
 Life and annuity                                       $  8,254    $ 3,589    $ 12,123    $  7,334
 Accident & health                                        55,870     27,923      84,699      55,718
                                                        --------    -------    --------    --------
 Net premiums                                             64,124     31,512      96,822      63,052
Net investment income                                      9,589      8,343      18,116      16,487
Other income                                                  88        169         202         249
                                                        --------    -------    --------    --------
 Total revenue                                            73,801     40,024     115,140      79,788
                                                        --------    -------    --------    --------

Policyholder benefits                                     43,899     19,912      63,409      40,094
Interest credited to policyholders                         1,318        671       2,381       1,307
Change in deferred acquisition costs                      (6,114)    (3,781)    (10,734)     (7,008)
Amortization of present value of future profits              848          -         848           -
Commissions and general expenses, net of allowances       24,130     15,464      40,046      30,430
                                                        --------    -------    --------    --------
 Total benefits, claims and other deductions              64,081     32,266      95,950      64,823
                                                        --------    -------    --------    --------

 Segment operating income                               $  9,720    $ 7,758    $ 19,190    $ 14,965
                                                        ========    =======    ========    ========

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

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                        -------------------    --------------------
                                                          2003       2002        2003        2002
                                                          ----       ----        ----        ----
                                                                      (In thousands)
Net premiums and policyholder fees:
 Life and annuity                                       $  5,004    $ 4,936    $  9,249    $  9,538
 Accident & health                                        52,482     29,203      94,725      57,973
                                                        --------    -------    --------    --------
 Net premiums                                             57,486     34,139     103,974      67,511
Net investment income                                      5,866      5,980      11,773      12,107
Other income                                                  96         48         165         225
                                                        --------    -------    --------    --------
 Total revenue                                            63,448     40,167     115,912      79,843
                                                        --------    -------    --------    --------

Policyholder benefits                                     42,571     26,689      78,867      51,723
Interest credited to policyholders                         2,105      1,935       4,174       3,906
Change in deferred acquisition costs                      (4,943)    (3,143)     (8,574)     (5,848)
Amortization of present value of future profits              138         32         171          75
Commissions and general expenses, net of allowances       18,225     11,563      32,866      22,741
                                                        --------    -------    --------    --------
 Total benefits, claims and other deductions              58,096     37,076     107,504      72,597
                                                        --------    -------    --------    --------

 Segment operating income                               $  5,352    $ 3,091    $  8,408    $  7,246
                                                        ========    =======    ========    ========

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

                                                 THREE MONTHS ENDED JUNE 30,
                                         ------------------------------------------
                                                 2003                  2002
                                          GROSS        NET       GROSS       NET
                                         PREMIUMS    RETAINED   PREMIUMS   RETAINED
                                         ---------   --------   --------   --------
                                                     (In thousands)
Medicare supplement acquired             $  42,649      41%     $ 35,870      4%
Medicare supplement/select written          63,415      47%       59,930     38%
Other senior supplemental health             6,769      60%        6,328     59%
Other health                                 3,024      41%        3,619     45%
Senior life insurance                        3,478      70%        3,275     73%
Other life                                   3,363      65%        3,199     69%
                                         ---------              --------
Total gross premiums                     $ 122,698      47%     $112,223     30%
                                         =========              ========

                                                 SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------
                                                 2003                  2002
                                          GROSS        NET       GROSS       NET
                                         PREMIUMS    RETAINED   PREMIUMS   RETAINED
                                         ---------   --------   --------   --------
                                                     (In thousands)
Medicare supplement acquired             $  87,670      33%     $ 75,310      6%
Medicare supplement/select written         130,000      43%      120,058     36%
Other senior supplemental health            13,263      60%       12,415     60%
Other health                                 5,728      43%        7,069     48%
Senior life insurance                        6,070      65%        5,552     71%
Other life                                   6,864      77%        7,225     76%
                                         ---------              --------
Total gross premiums                     $ 249,595      42%     $227,629     30%
                                         =========              ========

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

         Commissions and other operating expenses increased by approximately $6.7 million, or 58%, in the second quarter of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

THREE MONTHS ENDED JUNE 30,                               2003        2002
---------------------------                             --------    --------
                                                           (In thousands)
Commissions                                             $ 20,641    $ 20,355
Other operating costs                                     14,824      15,159
Reinsurance allowances                                   (17,240)    (23,951)
                                                        --------    --------

Commissions and general expenses, net of allowances     $ 18,225    $ 11,563
                                                        ========    ========

         The ratio of commissions to gross premiums decreased to 16.8% during the second quarter of 2003, from 18.1% in 2002, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.1% during the second quarter of 2003 compared to 13.5% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 26.4% during the second quarter of 2003 compared to 30.6% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

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

         Interest credited to policyholders increased by $0.3 million due to the increase in annuity balances as a result of strong sales of annuities.

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

         Commissions and other operating expenses increased by approximately $10.1 million, or 45%, in the first six months of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

SIX MONTHS ENDED JUNE 30,                                 2003        2002
-------------------------                               --------    --------
                                                           (In thousands)
Commissions                                             $ 41,546    $ 40,580
Other operating costs                                     30,298      30,211
Reinsurance allowances                                   (38,978)    (48,050)
                                                        --------    --------

Commissions and general expenses, net of allowances     $ 32,866    $ 22,741
                                                        ========    ========

         The ratio of commissions to gross premiums decreased to 16.6% during the first six months of 2003, from 17.8% in 2002, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.1% during the first six months of 2003 compared to 13.3% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 26.8% during the first six months of 2003 compared to 30.0% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

The following table details the service fee revenue earned by our Administrative Services segment:

                                                                           THREE MONTHS          SIX MONTHS
                                                                           ENDED JUNE 30,      ENDED JUNE 30,
                                                                        ------------------   ------------------
                                                                          2003      2002       2003      2002
                                                                          ----      ----       ----      ----
                                                                                     (In thousands)
Affiliated Fee Revenue
  Medicare supplement                                                   $  5,723   $ 4,289   $ 11,637   $ 8,423
  Long term care                                                             647       630      1,319     1,238
  Other health insurance                                                      88        20        169        46
  Life insurance                                                             196        95        388       190
                                                                        --------   -------   --------   -------

  Total Affiliated Revenue                                                 6,654     5,034     13,513     9,897
                                                                        --------   -------   --------   -------

Unaffiliated Fee Revenue
  Medicare supplement                                                      2,220     2,232      4,406     4,574
  Long term care                                                           1,626     1,861      4,366     3,386
  Other health insurance                                                      35       111         73       235
  Non-insurance products                                                     450       284        726       659
  Non-insurance assistance                                                   486       385      1,193       723
                                                                        --------   -------   --------   -------

  Total Unaffiliated Revenue                                               4,817     4,873     10,764     9,577
                                                                        --------   -------   --------   -------

Service fee and other income                                              11,471     9,907     24,277    19,474
Net investment income                                                         28       109         31       238
                                                                        --------   -------   --------   -------
  Total revenue                                                           11,499    10,016     24,308    19,712
                                                                        --------   -------   --------   -------

Amortization of present value of future profits                               87       378        175       757
General expenses                                                           8,780     7,838     18,936    15,279
                                                                        --------   -------   --------   -------
  Total expenses                                                           8,867     8,216     19,111    16,036
                                                                        --------   -------   --------   -------

  Segment operating income                                                 2,632     1,800      5,197     3,676

Depreciation, amortization and interest                                      497       698        958     1,387
                                                                        --------   -------   --------   -------
  Earnings before interest, taxes, depreciation and amortization (1)    $  3,129   $ 2,498   $  6,155   $ 5,063
                                                                        ========   =======   ========   =======

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

         The amortization of PVFP relates primarily to the acquisition of American Insurance Administration Group, Inc. ("AIAG"). The PVFP was established when AIAG was acquired in January 2000 and is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. During the second quarter of 2003, the scheduled amortization of PVFP was approximately $0.3 million lower than the second quarter of 2002.

Six months ended June 30, 2003 and 2002

         Operating income for the Administrative Services segment improved by $1.5 million, or 41%, compared to the first six months of 2002. This improvement is primarily a result of the growth in premiums managed, the in fees for underwriting of long term care policies for third party clients, including the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families, and the scheduled reduction in the amortization of the PVFP. EBITDA for this segment increased $1.1 million, or 22%, compared to the first six months of 2002.

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

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,            JUNE 30,
                                                      ------------------    ------------------
                                                        2003       2002      2003       2002
                                                        ----       ----      ----       ----
                                                                   (In thousands)
Interest cost on outstanding debt                     $  1,257    $  782    $ 2,073    $ 1,588
Amortization of capitalized loan origination fees          114       133        243        265
Stock-based compensation expense                            91       160        182        320
Other parent company expenses, net                         782       501      1,530      1,159
                                                      --------    ------    -------    -------

 Segment operating loss                               $  2,244    $1,576    $ 4,028    $ 3,332
                                                      ========    ======    =======    =======

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

         The following table shows the schedule of remaining principal payments (in thousands) on the Company's new term loan, as of June 30, 2003, with the final payment in April 2008:

2003 - Remainder of year         $  6,094
2004                                8,613
2005                                9,919
2006                               10,262
2007                               11,050
2008                                4,062
                                 --------
 Total                           $ 50,000
                                 ========

         Trust Preferred Securities

         Separate subsidiary trusts, of the company (the "Trusts") issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

  Maturity           Amount                             Spread      Rate as of
    Date             Issued             Term          Over LIBOR   June 30, 2003
--------------   --------------   -----------------   ----------   -------------
                 (In thousands)
December, 2032       $15,000      Fixed/Floating(2)       400           5.3%
March, 2033           10,000      Floating                400           5.3%
May, 2033             15,000      Floating                420           5.5%
May, 2033             15,000      Fixed/Floating          (1)           7.4%
                     -------
                     $55,000
                     =======

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

         Insurance Subsidiaries

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of June 30, 2003, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. As of June 30, 2003 the statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $110.5 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Consolidated Financial Statements Note 2 - Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. We are exposed principally to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our debt. Additionally we are exposed to changes in the Canadian dollar that affects the translation of the financial position and the results of operations of our Canadian subsidiary.

         Interest Rate Sensitivity

         Fixed Maturity Investments

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

         Debt

         We pay interest on our term loan and a portion of our trust preferred securities based on the London Interbank Offering Rate for one, two or three months ("LIBOR"). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $15.0 million through the use of an interest rate swap.

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

         The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of June 30, 2003, and with all other variables held constant. The following table summarizes the annualized impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the six months ended June 30, 2003.

                                     Effect of Change in LIBOR on Pre-tax Income

                             Weighted    Weighted
                             Average      Average     200 Basis   100 Basis   100 Basis   200 Basis
                             Interest     Balance       Point       Point       Point       Point
Description                    Rate     Outstanding   Decrease    Decrease    Increase    Increase
Floating rate debt             4.6%       $54.6         $1.1         $0.5      ($0.5)      ($1.1)
Floating rate trust            5.4%       $ 8.5         $0.2         $0.1      ($0.1)      ($0.2)
                                                        ----         ----      ------      ------
    preferred

TOTAL                                                   $1.3         $0.6      ($0.6)      ($1.3)

         We anticipate that the weighted average balance outstanding of our floating rate debt will decrease to $35.4 million for the year ending December 31, 2004, as a result of repayments. Further, we anticipate that the weighted average balance of our floating rate trust preferred will increase to $25.0 million in 2004, as a result of the impact of the previous issuances being outstanding for the full year.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

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