Form 10-Q/A
period 2003-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2003-12-23
CIK 709878

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

                                EXPLANATORY NOTE

         This amendment (the "Amendment") on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003. In connection with the filing of this Amendment, and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certain currently dated certifications have been included. This Amendment is the result of discussions between the registrant's management and the Securities and Exchange Commission during a normal review of the registrant's filings. The registrant's report on Form 10-Q for quarterly period ended September 30, 2003 has been amended to include (i) additional disclosure (A) under the heading "Pyramid Life" within Consolidated Financial Statements Note 3 - Business Combination, (B) under the heading "Reinsurance Recapture" within Consolidated Financial Statements Note 5 - Reinsurance Transactions and within Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations and (C) within Item 3: Quantitative and Qualitative Disclosures About Market Risk, (ii) a modification of the "Results of Operations - Consolidated Overview" section within Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the listing and filing of the agreement in Exhibit 10.1 as a material contract. This Amendment contains no changes to the consolidated financial statements as previously reported and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

         UNIVERSAL AMERICAN FINANCIAL CORP. HEREBY AMENDS ITS REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 TO
                     READ IN ITS ENTIRETY AS SET FORTH BELOW

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                              Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                              3
         Consolidated Statements of Operations - Three Months                                                     4
         Consolidated Statements of Operations - Nine Months                                                      5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                                 6
         Consolidated Statements of Cash Flows                                                                    7
         Notes to Consolidated Financial Statements                                                            8-21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                21-40

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                               40-42

Item 4.  Controls and Procedures                                                                                 42

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       43

Item 2.  Changes in Securities and Use of Proceeds                                                            43-44

Item 3.  Defaults Upon Senior Securities                                                                         44

Item 4.  Submission of Matters to a Vote of Security Holders                                                     44

Item 5.  Other Information                                                                                       44

Item 6.  Exhibits and Reports on Form 8-K                                                                        45

         Signature                                                                                               46

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                             47-50

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2003           2002
                                                                                  -------------   ------------
                                                                                          (unaudited)
                                                                                        (In thousands)
ASSETS
Investments
  Fixed maturities available for sale, at fair value
    (amortized cost: 2003, $1,076,037; 2002, $884,054)                             $ 1,143,682    $   934,950
  Equity securities, at fair value (cost: 2003, $1,481, $1,661)                          1,537          1,645
  Policy loans                                                                          25,823         23,745
  Other invested assets                                                                  1,588          2,808
                                                                                   -----------    -----------
    Total investments                                                                1,172,630        963,148

Cash and cash equivalents                                                               72,594         36,754
Accrued investment income                                                               13,720         11,885
Deferred policy acquisition costs                                                      125,271         92,093
Amounts due from reinsurers                                                            220,111        220,100
Due and unpaid premiums                                                                  6,565          6,066
Deferred income tax asset                                                                6,882         35,842
Present value of future profits and other amortizing intangible assets                  44,801          2,987
Goodwill and other indefinite lived intangible assets                                   13,117          7,973
Other assets                                                                            31,909         24,820
                                                                                   -----------    -----------
    Total assets                                                                     1,707,600      1,401,668
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                          397,495        271,578
Reserves for future policy benefits                                                    711,607        627,174
Policy and contract claims - life                                                        7,254          6,718
Policy and contract claims - health                                                    100,945         88,216
Loan payable                                                                            45,938         50,775
Company obligated mandatorily redeemable preferred securities of
  subsidiary trusts holding solely junior subordinated debentures                       55,000         15,000
Amounts due to reinsurers                                                                4,459          7,285
Other liabilities                                                                       48,750         48,153
                                                                                   -----------    -----------
    Total liabilities                                                                1,371,448      1,114,899
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY
Common stock (Authorized: 80 million shares,
  issued: 2003, 54.1 million shares;
  2002, 53.2 million shares)                                                               541            532
Additional paid-in capital                                                             164,024        158,264
Accumulated other comprehensive income                                                  42,971         29,887
Retained earnings                                                                      129,370         99,406
Less: Treasury stock (2003, 0.1 million shares;
         2002, 0.2 million shares)                                                        (754)        (1,320)
                                                                                   -----------    -----------
    Total stockholders' equity                                                         336,152        286,769
                                                                                   -----------    -----------
    Total liabilities and stockholders' equity                                     $ 1,707,600    $ 1,401,668
                                                                                   ===========    ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30,                                                     2003               2002
--------------------------------                                                   ---------          ---------
                                                                           (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned                                    $ 184,417          $ 145,783
   Reinsurance premiums assumed                                                        6,190                349
   Reinsurance premiums ceded                                                        (66,966)           (80,362)
                                                                                   ---------          ---------
         Net premiums and policyholder fees earned                                   123,641             65,770

   Net investment income                                                              15,078             14,774
   Net realized gains (losses) on investments                                            582                247
   Fee and other income                                                                2,623              3,165
                                                                                   ---------          ---------
          Total revenues                                                             141,924             83,956
                                                                                   ---------          ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                                             10,112              3,473
   Net claims and other benefits                                                      74,505             40,306
   Interest credited to policyholders                                                  4,023              2,915
   Net increase in deferred acquisition costs                                        (15,097)            (7,035)
   Amortization of present value of future profits and other intangibles               1,051                404
   Commissions                                                                        35,736             28,342
   Commission and expense allowances on reinsurance ceded                            (15,755)           (22,742)
   Interest expense                                                                    1,327                746
   Other operating costs and expenses                                                 28,325             24,670
                                                                                   ---------          ---------
          Total benefits, claims and expenses                                        124,227             71,079
                                                                                   ---------          ---------

Income before taxes                                                                   17,697             12,877
Income tax expense                                                                     6,281              4,558
                                                                                   ---------          ---------
Net income                                                                         $  11,416          $   8,319
                                                                                   =========          =========

Earnings per common share:
  Basic                                                                            $    0.21          $    0.16
                                                                                   =========          =========
  Diluted                                                                          $    0.21          $    0.15
                                                                                   =========          =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                                         2003            2002
-------------------------------                                                       ---------       ---------
                                                                             (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned                                       $ 522,396       $ 437,388
   Reinsurance premiums assumed                                                          18,928           2,434
   Reinsurance premiums ceded                                                          (216,888)       (243,489)
                                                                                      ---------       ---------
         Net premiums and policyholder fees earned                                      324,436         196,333

   Net investment income                                                                 44,888          43,535
   Net realized gains (losses) on investments                                             1,878          (6,210)
   Fee and other income                                                                   9,701           9,154
                                                                                      ---------       ---------
         Total revenues                                                                 380,903         242,812
                                                                                      ---------       ---------

Benefits, claims and expenses:
   Net increase in future policy benefits                                                20,048          10,004
   Net claims and other benefits                                                        207,041         125,592
   Interest credited to policyholders                                                    10,381           8,128
   Net increase in deferred acquisition costs                                           (34,405)        (19,891)
   Amortization of present value of future profits and other intangibles                  2,246           1,236
   Commissions                                                                          100,847          87,744
   Commission and expense allowances on reinsurance ceded                               (56,176)        (72,106)
   Interest expense                                                                       3,400           2,334
   Early extinguishment of debt (Note 10)                                                 1,766               -
   Other operating costs and expenses                                                    79,762          70,796
                                                                                      ---------       ---------
         Total benefits, claims and expenses                                            334,910         213,837
                                                                                      ---------       ---------

Income before taxes                                                                      45,993          28,975
Income tax expense                                                                       16,029           9,840
                                                                                      ---------       ---------
Net income                                                                            $  29,964       $  19,135
                                                                                      =========       =========

Earnings per common share:
  Basic                                                                               $    0.56       $    0.36
                                                                                      =========       =========
  Diluted                                                                             $    0.55       $    0.35
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  ACCUMULATED
                                                                     OTHER
                                                   ADDITIONAL    COMPREHENSIVE
                                        COMMON      PAID-IN        INCOME /        RETAINED     TREASURY
NINE MONTHS ENDED SEPTEMBER 30,         STOCK       CAPITAL         (LOSS)         EARNINGS       STOCK         TOTAL
-------------------------------         ------     ----------    ------------      --------     --------     -----------
          2002
Balance, January 1, 2002                $  528     $  155,746    $      5,603      $ 69,279     $   (386)    $   230,770

Net income                                   -              -               -        19,135            -          19,135
Other comprehensive income
   (Note 8)                                  -              -          24,767             -            -          24,767
                                                                                                             -----------

Comprehensive income                                                                                              43,902
                                                                                                             -----------

Issuance of common stock (Note 9)            4          1,037               -             -                        1,041

Stock-based compensation                     -            941               -             -                          941
Repayments of Loans to officers              -             10               -             -                           10
Treasury shares purchased, at                                                                          -
  cost (Note 9)                              -                              -             -       (1,272)         (1,272)
Treasury shares reissued (Note 9)            -             81               -             -          586             667
                                        ------     ----------    ------------      --------     --------     -----------
Balance, September 30, 2002             $  532     $  157,815    $     30,370      $ 88,414     $ (1,072)    $   276,059
                                        ======     ==========    ============      ========     ========     ===========

          2003
Balance, January 1, 2003                $  532     $  158,264    $     29,887      $ 99,406     $ (1,320)    $   286,769

Net income                                   -              -               -        29,964            -          29,964
Other comprehensive income
   (Note 8)                                  -              -          13,084             -            -          13,084
                                                                                                             -----------

Comprehensive income                                                                                              43,048
                                                                                                             -----------

Issuance of common stock (Note 9)            9          4,190               -             -            -           4,199
Stock-based compensation                     -            900               -             -            -             900
Repayments of Loans to officers              -            653               -             -            -             653
Treasury shares purchased, at
  cost (Note 9)                              -              -               -             -         (477)           (477)
Treasury shares reissued (Note 9)            -             17               -             -        1,043           1,060
                                        ------     ----------    ------------      --------     --------     -----------
Balance, September 30, 2003             $  541     $  164,024    $     42,971      $129,370     $   (754)    $   336,152
                                        ======     ==========    ============      ========     ========     ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                                                   2003            2002
-------------------------------                                                                 ---------       ---------
                                                                                                      (In thousands)
Cash flows from operating activities:
Net income                                                                                      $  29,965       $  19,135
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combination):
  Deferred income taxes                                                                            13,081           8,389
  Change in reserves for future policy benefits                                                    11,746          16,323
  Change in policy and contract claims                                                               (682)          7,589
  Change in deferred policy acquisition costs                                                     (34,405)        (19,891)
  Amortization of present value of future profits and other intangibles                             2,246           1,236
  Net accretion of bond discount                                                                   (2,613)         (2,673)
  Amortization of capitalized loan origination fees                                                 2,119             398
  Change in policy loans                                                                              (34)            (54)
  Change in accrued investment income                                                                (615)          1,342
  Change in reinsurance balances                                                                   12,640          (8,302)
  Realized losses (gains) on investments                                                           (1,878)          6,210
  Change in income taxes payable                                                                   (1,493)         (2,452)
  Other, net                                                                                        2,473          (4,934)
                                                                                                ---------       ---------
Net cash provided (used) by operating activities                                                   32,550          22,316
                                                                                                ---------       ---------

Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                            221,808         195,033
  Cost of fixed maturities purchased                                                             (286,771)       (238,949)
  Change in amounts held in trust by reinsurer                                                          -          (1,456)
  Proceeds from sale of equity securities                                                           2,104           2,768
  Cost of equity securities purchased                                                                (697)           (639)
  Change in other invested assets                                                                       6             806
  Change in due from / to broker                                                                   (1,404)         (4,420)
  Purchase of business, net of cash acquired (Note 3)                                             (58,940)              -
  Other investing activities                                                                         (861)         (1,883)
                                                                                                ---------       ---------
Net cash used by investing activities                                                            (124,755)        (48,740)
                                                                                                ---------       ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                        4,852           1,042
  Cost of treasury stock purchases                                                                   (477)         (1,272)
  Change in policyholder account balances                                                          87,680          19,283
  Change in reinsurance on policyholder account balances                                              827             798
  Principal repayment on loan payable                                                              (6,887)         (7,875)
  Early extinguishment of debt (Note 10)                                                          (62,950)              -
  Issuance of new debt (Note 10)                                                                   65,000               -
  Issuance of trust preferred securities (Note 11)                                                 40,000               -
                                                                                                ---------       ---------
Net cash provided by financing activities                                                         128,045          11,976
                                                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents                                               35,840         (14,448)

Cash and cash equivalents at beginning of period                                                   36,754          47,990
                                                                                                ---------       ---------
Cash and cash equivalents at end of period                                                      $  72,594       $  33,542
                                                                                                =========       =========

Supplemental cash flow information:
  Cash paid during the period for interest                                                      $   3,497       $   1,744
                                                                                                =========       =========
  Cash paid during the period for income taxes                                                  $   4,061       $   4,186
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

NINE MONTHS ENDED SEPTEMBER 30,                                        2003             2002
-------------------------------                                     ----------       ----------
                                                              (In thousands, except per share amounts)
Reported net income                                                 $   29,964       $   19,135
Add back:  Stock-based compensation expense included in
  reported net income, net of tax                                        1,101            1,128
Less:  Stock based compensation expense determined under
  fair value based method for all awards, net of tax                    (2,104)          (1,978)
                                                                    ----------       ----------
Pro forma net income                                                $   28,961       $   18,285
                                                                    ==========       ==========

Net income per share:
  Basic, as reported                                                $     0.56       $     0.36
  Basic, pro forma                                                  $     0.54       $     0.35

  Diluted, as reported                                              $     0.55       $     0.35
  Diluted, pro forma                                                $     0.53       $     0.34

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

         The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 and 2002 is as follows:

NINE MONTHS ENDED SEPTEMBER 30,                         2003                2002
-------------------------------                         ----                ----
                                                             (In thousands)
Total revenue                                        $ 409,794            $ 316,036
Income before taxes (1)                              $  46,837            $  30,030
Net income (1)                                       $  30,503            $  19,790

Earnings per common share:
    Basic                                            $    0.57            $    0.37
    Diluted (1)                                      $    0.56            $    0.36

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

         The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                                    SEPTEMBER 30, 2003                       DECEMBER 31, 2002
                                            -------------------------------         -------------------------------
                                            GROSS CARRY         ACCUMULATED         GROSS CARRY         ACCUMULATED
                                              AMOUNT           AMORTIZATION            AMOUNT           AMORTIZATION
                                              ------           ------------            ------           ------------
                                                                          (In thousands)
Present value of future profits:
  Career Agency                              $20,208             $ 1,359              $      -           $     -
  Senior Market Brokerage                      2,391                 906                 2,391               657
  Administrative Services                      7,672               6,682                 7,671             6,418

Value of future override fees                  1,797                   8                     -
Distribution Channel - Career Agency          22,055                 367                     -                 -
                                             -------             -------              --------           -------
     Total                                   $54,123             $ 9,322              $ 10,062           $ 7,075
                                             =======             =======              ========           =======

         Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

           2003 - Remainder of year               $   1,045
           2004                                       4,201
           2005                                       4,261
           2006                                       4,277
           2007                                       4,224

         The carrying amounts of goodwill and intangible assets with indefinite lives as of September 30, 2003 and December 31, 2002, are shown below.

                                             2003               2002
                                             ----               ----
                                                 (In thousands)
Career Agency                              $  4,867           $     -
Senior Market Brokerage                       3,893             3,893
Administrative Services                       4,357             4,080
                                           --------           -------
   Total                                   $ 13,117           $ 7,973
                                           ========           =======

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

6.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:

                                                            INCOME             SHARES           PER SHARE
THREE MONTHS ENDED SEPTEMBER 30,                         (NUMERATOR)        (DENOMINATOR)         AMOUNT
--------------------------------                         -----------        -------------       ---------
                                                            (In thousands, per share amounts in dollars)
                 2003
Weighted average common stock outstanding                                      53,837
Less: Weighted average treasury shares                                           (103)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders             $    11,416           53,734           $    0.21
                                                         ===========                            =========

Effect of Dilutive Securities                                                   1,598
                                                                               ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                  $    11,416           55,332           $    0.21
                                                         ===========           ======           =========

                                                            INCOME            SHARES            PER SHARE
THREE MONTHS ENDED SEPTEMBER 30,                         (NUMERATOR)       (DENOMINATOR)         AMOUNT
--------------------------------                         -----------       -------------        ---------
                                                           (In thousands, per share amounts in dollars)
                 2002
Weighted average common stock outstanding                                      53,142
Less: Weighted average treasury shares                                           (104)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders             $     8,319           53,038           $    0.16
                                                         ===========                            =========

Effect of Dilutive Securities                                                   1,299
                                                                               ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                  $     8,319           54,337           $    0.15
                                                         ===========           ======           =========

                                                            INCOME            SHARES            PER SHARE
NINE MONTHS ENDED SEPTEMBER 30,                          (NUMERATOR)       (DENOMINATOR)         AMOUNT
-------------------------------                          -----------       -------------        ---------
                                                           (In thousands, per share amounts in dollars)
                 2003
Weighted average common stock outstanding                                      53,521
Less: Weighted average treasury shares                                           (150)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders             $    29,964           53,371           $    0.56
                                                         ===========                            =========

Effect of Dilutive Securities                                                   1,386
                                                                               ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                  $    29,964           54,757           $    0.55
                                                         ===========           ======           =========

                                                            INCOME              SHARES          PER SHARE
NINE MONTHS ENDED SEPTEMBER 30,                          (NUMERATOR)        (DENOMINATOR)         AMOUNT
-------------------------------                          -----------        -------------       ---------
                                                           (In thousands, per share amounts in dollars)
                2002
Weighted average common stock outstanding                                      53,034
Less: Weighted average treasury shares                                            (97)
                                                                               ------

Basic EPS:
Net income applicable to common shareholders             $    19,135           52,937           $    0.36
                                                         ===========                            =========

Effect of Dilutive Securities                                                   1,393
                                                                               ------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                  $    19,135           54,330           $    0.35
                                                         ===========           ======           =========

7.       INVESTMENTS

         Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                          GROSS           GROSS
                                                     AMORTIZED          UNREALIZED      UNREALIZED          FAIR
               CLASSIFICATION                          COST               GAINS           LOSSES            VALUE
               --------------                       -----------          --------        --------        ----------
                                                                             (In thousands)
SEPTEMBER 30, 2003
US Treasury securities
  and obligations of US government                  $    71,050          $  1,221        $    (16)       $   72,255
Corporate debt securities                               531,633            42,802          (5,147)          569,288
Foreign debt securities (1)                             205,853            18,841            (123)          224,571
Mortgage- and asset-backed securities                   267,501            10,616            (549)          277,568
                                                    -----------          --------        --------        ----------
                                                    $ 1,076,037          $ 73,480        $ (5,835)       $1,143,682
                                                    ===========          ========        ========        ==========
DECEMBER 31, 2002
US Treasury securities
  and obligations of US government                  $    90,189          $  1,670        $     (9)       $   91,850
Corporate debt securities                               374,087            30,323          (1,667)          402,743
Foreign debt securities (1)                             166,689            10,072            (216)          176,545
Mortgage- and asset-backed securities                   253,089            12,621          (1,898)          263,812
                                                    -----------          --------        --------        ----------
                                                    $   884,054          $ 54,686        $ (3,790)       $  934,950
                                                    ===========          ========        ========        ==========

    (1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

         The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          SEPTEMBER 30, 2003
                                                   ---------------------------------
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

8.       COMPREHENSIVE INCOME

         The components of other comprehensive income and the related tax effects for each component are as follows:

THREE MONTHS ENDED SEPTEMBER 30,                   2003                                 2002
--------------------------------     ---------------------------------     ---------------------------------
                                      BEFORE       TAX         NET OF       BEFORE         TAX      NET OF
                                       TAX        EXPENSE       TAX          TAX         EXPENSE     TAX
                                      AMOUNT     (BENEFIT)     AMOUNT       AMOUNT      (BENEFIT)   AMOUNT
                                     --------    --------     --------     --------     ---------   --------
                                                               (In thousands)
Net unrealized (loss) gain on
investments arising during the
year (net of deferred acquisition
cost adjustment)                     $(12,635)   $ (4,421)    $ (8,214)    $ 30,021     $ 10,513    $ 19,508
Less:
Reclassification adjustment
 for gains included in net
 income                                  (582)       (204)        (378)        (247)         (88)       (159)
                                     --------    --------     --------     --------     --------    --------
Net unrealized (losses) gains         (13,217)     (4,625)      (8,592)      29,774       10,425      19,349

Currency translation adjustments         (459)       (161)        (298)      (1,674)        (586)     (1,088)
                                     --------    --------     --------     --------     --------    --------

Other comprehensive (losses) income  $(13,676)   $ (4,786)    $ (8,890)    $ 28,100     $  9,839    $ 18,261
                                     ========    ========     ========     ========     ========    ========

NINE MONTHS ENDED SEPTEMBER 30,                    2003                                 2002
-------------------------------      ---------------------------------     ---------------------------------
                                      BEFORE       TAX        NET OF        BEFORE         TAX       NET OF
                                       TAX        EXPENSE       TAX           TAX        EXPENSE       TAX
                                      AMOUNT     (BENEFIT)    AMOUNT        AMOUNT      (BENEFIT)    AMOUNT
                                     --------    --------     --------     --------     --------    --------
                                                               (In thousands)
Net unrealized gain on investments
arising during the year (net of
deferred acquisition cost
adjustment)                          $ 14,888    $  5,207     $  9,681     $ 31,412     $ 10,998    $ 20,414
Less:
Reclassification adjustment
 for losses (gains) included in net
 income                                (1,878)       (657)      (1,221)       6,210        2,173       4,037
                                     --------    --------     --------     --------     --------    --------
Net unrealized gains                   13,010       4,550        8,460       37,622       13,171      24,451

Currency translation adjustments        7,114       2,490        4,624          486          170         316
                                     --------    --------     --------     --------     --------    --------

Other comprehensive income           $ 20,124    $  7,040     $ 13,084     $ 38,108     $ 13,341    $ 24,767
                                     ========    ========     ========     ========     ========    ========

9.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

NINE MONTHS ENDED SEPTEMBER 30,                                         2003                 2002
-------------------------------                                      ----------          ----------
Common stock issued, beginning of year                               53,184,381          52,799,899

Stock options exercised                                                 368,867             270,866
Stock issued in connection with acquisition                             147,711                   -
Agent stock award                                                        31,770              72,789
Stock purchases pursuant to agents' stock purchase plans                352,039              25,750
                                                                     ----------          ----------
Common stock issued, end of period                                   54,084,768          53,169,304
                                                                     ==========          ==========

         Treasury Stock

         The Board of Directors approved a plan to repurchase up to one million shares of Company stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                     2003                                  2002
                                    -------------------------------------   ------------------------------------
                                                                 WEIGHTED                               WEIGHTED
                                                                 AVERAGE                                AVERAGE
                                                                 COST PER                               COST PER
                                     SHARES         AMOUNT        SHARE      SHARES       AMOUNT         SHARE
                                     ------         ------        -----      ------       ------         -----
                                                (In thousands)                         (In thousands)
Treasury stock beginning of year     241,076        $ 1,320       $ 5.48      80,982      $   386        $ 4.76
Shares repurchased                    72,978            477         6.54     206,421        1,272          6.16
Shares Distributed in the form of
employee bonuses                    (189,931)        (1,043)        5.58    (103,291)        (586)         6.45
                                    --------         ------                 --------         ----

Treasury stock, end of period        124,123        $   754       $ 6.08     184,112      $ 1,072        $ 5.82
                                    ========        =======                  =======      =======

         Through September 30, 2003, the Company had repurchased 691,450 shares at an aggregate cost of $3.5 million. As of September 30, 2003, 308,550 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                    2003            2002
                                                 -------------   ------------
                                                        (in thousands)
Net unrealized appreciation on investments         $  67,701      $   50,880
Deferred acquisition cost adjustment                  (6,091)         (2,320)
Unrealized depreciation of interest rate swap            (40)              -
Foreign currency translation gains (losses)            4,540          (2,574)
Deferred tax on the above                            (23,139)        (16,099)
                                                   ---------      ----------
     Accumulated other comprehensive income        $  42,971      $   29,887
                                                   =========      ==========

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
                            =========

11.      TRUST PREFERRED SECURITIES

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $55.0 million in thirty year trust preferred securities (the "Capital Securities") as of September 30, 2003, as detailed in the following table:

  Maturity            Amount                            Spread           Rate as of
    Date              Issued             Term         Over LIBOR    September 30, 2003
--------------    --------------    --------------    ----------    ------------------
                  (In thousands)
December, 2032        $15,000       Fixed/Floating         (2)             6.7%
March, 2033            10,000       Floating              400              5.3%
May, 2033              15,000       Floating              420              5.5%
May, 2033              15,000       Fixed/Floating         (1)             7.4%
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

Financial results by segment are as follows:

THREE MONTHS ENDED SEPTEMBER 30,                2003                             2002
--------------------------------      ---------------------------     ----------------------------
                                                        Segment                        Segment
                                                     Income (Loss)                   Income (Loss)
                                       Segment          Before         Segment          Before
                                       Revenue       Income Taxes      Revenue       Income Taxes
                                      ----------     ------------     ----------    --------------
                                                             (In thousands)
Career Agency                         $   74,011      $   13,294      $   39,779      $    8,344
Senior Market Brokerage                   64,957           3,498          40,862           4,128
Administrative Services                   12,044           2,888          11,179           1,888
                                      ----------      ----------      ----------      ----------
  Subtotal                               151,012          19,680          91,820          14,360
Corporate                                     65          (2,565)             46          (1,730)
Intersegment revenues                     (9,735)              -          (8,157)              -
                                      ----------      ----------      ----------      ----------
  Segment operating total (1)            141,342          17,115          83,709          12,630
Adjustments to segment total
  Net realized gains (1)                     582             582             247             247
                                      ----------      ----------      ----------      ----------

Total                                 $  141,924      $   17,697      $   83,956      $   12,877
                                      ==========      ==========      ==========      ==========

NINE MONTHS ENDED SEPTEMBER 30,                 2003                             2002
-------------------------------       ---------------------------     ----------------------------
                                                        Segment
                                                     Income (Loss)                  Segment Income
                                       Segment          Before         Segment      (Loss) Before
                                       Revenue       Income Taxes      Revenue       Income Taxes
                                      ----------     ------------     ----------    --------------
                                                             (In thousands)
Career Agency                         $  189,151      $   32,484      $  119,567      $   23,309
Senior Market Brokerage                  180,869          11,906         120,705          11,374
Administrative Services                   36,352           8,085          30,891           5,564
                                      ----------      ----------      ----------      ----------
  Subtotal                               406,372          52,475         271,163          40,247
Corporate                                    135          (8,360)            268          (5,062)
Intersegment revenues                    (27,482)              -         (22,409)              -
                                      ----------      ----------      ----------      ----------
  Segment operating total (1)            379,025          44,115         249,022          35,185
Adjustments to segment total
  Net realized gains (1)                   1,878           1,878          (6,210)         (6,210)
                                      ----------      ----------      ----------      ----------
Total                                 $  380,903      $   45,993      $  242,812      $   28,975
                                      ==========      ==========      ==========      ==========

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

Identifiable assets by segment are as follows:

                                      SEPTEMBER 30,       DECEMBER 31,
                                          2003                2002
                                      -------------      --------------
                                              (In thousands)
Career Agency                         $     894,475      $     683,720
Senior Market Brokerage                     762,425            707,967
Administrative Services                      20,708             19,332
                                      -------------      -------------
   Subtotal                               1,677,608          1,411,019
Corporate                                   449,768            375,219
Intersegment assets (1)                    (419,776)          (384,570)
                                      -------------      -------------

Total Assets                          $   1,707,600      $   1,401,668
                                      =============      =============

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

15.      FOREIGN OPERATIONS

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------       -------------------------------
                              2003                    2002           2003                  2002
                            ---------              ---------       ---------             ---------
                                  (In thousands, in US$'s)            (In thousands, in US$'s)
Revenues
  United States             $  58,056              $  25,943       $ 142,129             $  78,099
  Canada                       15,955                 13,836          47,022                41,468
                            ---------              ---------       ---------             ---------
     Total                  $  74,011              $  39,779       $ 189,151             $ 119,567
                            =========              =========       =========             =========

         Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                          SEPTEMBER 30,          DECEMBER 31,
                               2003                  2002
                          -------------          -----------
                             (In thousands, in US$'s)
Assets                    $     213,184          $  175,365
                          =============          ===========
Liabilities               $     154,178          $  124,843
                          =============          ===========

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

         Trust Preferred Issuances

         During the nine months ended September 30, 2003, the Company issued $40.0 million of fixed and floating rate trust preferred securities through subsidiary trusts. An additional $20.0 million was issued in October 2003, bringing the total to $75.0 million. These securities have terms similar to those issued in December 2002. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Consolidated Financial Statements Note 11- Trust Preferred Securities).

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                --------------------------      --------------------------
                                                   2003            2002            2003            2002
                                                ----------      ----------      ----------      ----------
                                                                      (In thousands)
 Segment Operating Income (1):
  Career Agency                                 $   13,294      $    8,344      $   32,484      $   23,309
  Senior Market Brokerage                            3,498           4,128          11,906          11,374
  Administrative Services                            2,888           1,888           8,085           5,564

Corporate & Eliminations                            (2,565)         (1,730)         (8,360)         (5,062)

Realized gains (losses) on investments                 582             247           1,878          (6,210)
                                                ----------      ----------      ----------      ----------

Income before taxes                                 17,697          12,877          45,993          28,975

Income taxes (2)                                     6,281           4,558          16,029           9,840
                                                ----------      ----------      ----------      ----------

Net income                                      $   11,416      $    8,319      $   29,964      $   19,135
                                                ==========      ==========      ==========      ==========
Per share data (diluted):
Net income                                      $     0.21      $     0.15      $     0.55      $     0.35
                                                ==========      ==========      ==========      ==========

(1) We evaluate the results of operations of our segments based on operating income by segment. Operating income at the segment level excludes realized gains and losses. This differs from generally accepted accounting principles, which includes the effect of realized gains and losses in the determination of net income. Management believes that realized gains and losses are not indicative of overall operating trends at the segment level. The schedule above reconciles our segment operating income to net income in accordance with generally accepted accounting principle.

(2) The effective tax rates were 35.5% and 35.4% for the quarters ended September 30, 2003 and 2002, respectively and 34.9% and 34.0% for the nine months ended September 30, 2003 and 2002, respectively.

Three months ended September 30, 2003 and 2002

         Net income for the third quarter of 2003 increased by $3.1 million to $11.4 million compared to the third quarter of 2002. Results for the third quarter of 2003 included realized investment gains of $0.6 million, or $0.4 million after tax, compared with realized investment gains of $0.3 million, or $0.2 million after tax, in the third quarter of 2002.

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

         In connection with the acquisition of Pyramid Life on March 31, 2003, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a pre-tax, non-cash charge of $1.8 million (the "financing charge"), which is included in the operating loss of the Corporate segment.

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

         The operating loss from the Corporate segment increased by $3.3 million, or 65%, compared to the first nine months of 2002, due primarily to the financing charge, as noted above, as well as an overall increase in financing costs, due to additional debt outstanding.

SEGMENT RESULTS - CAREER AGENCY

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ----------------------------      ----------------------------
                                                           2003             2002             2003             2002
                                                        -----------      -----------      -----------      -----------
                                                                                 (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                      $     8,064      $     3,435      $    20,187      $    10,769
  Accident & health                                          56,509           27,621          141,208           83,339
                                                        -----------      -----------      -----------      -----------
  Net premiums                                               64,573           31,056          161,395           94,108
Net investment income                                         9,304            8,631           27,420           25,118
Other income                                                    134               92              336              341
                                                        -----------      -----------      -----------      -----------
  Total revenue                                              74,011           39,779          189,151          119,567
                                                        -----------      -----------      -----------      -----------

Policyholder benefits                                        39,908           18,482          103,317           58,576
Interest credited to policyholders                            1,638              713            4,019            2,020
Change in deferred acquisition costs                         (6,287)          (3,804)         (17,021)         (10,812)
Amortization of present value of future profits                 878                -            1,726                -
Commissions and general expenses, net of allowances          24,580           16,044           64,626           46,474
                                                        -----------      -----------      -----------      -----------
  Total benefits, claims and other deductions                60,717           31,435          156,667           96,258
                                                        -----------      -----------      -----------      -----------

  Segment operating income                              $    13,294      $     8,344      $    32,484      $    23,309
                                                        ===========      ===========      ===========      ===========

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

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ----------------------------      ---------------------------
                                                           2003             2002             2003             2002
                                                        -----------      -----------      -----------      -----------
                                                                                (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                      $     4,967      $     4,176      $    14,216      $    13,714
  Accident & health                                          54,101           30,538          148,826           88,511
                                                        -----------      -----------      -----------      -----------
  Net premiums                                               59,068           34,714          163,042          102,225
Net investment income                                         5,763            6,102           17,536           18,209
Other income                                                    126               46              291              271
                                                        -----------      -----------      -----------      -----------
  Total revenue                                              64,957           40,862          180,869          120,705
                                                        -----------      -----------      -----------      -----------

Policyholder benefits                                        44,709           25,297          123,772           77,020
Interest credited to policyholders                            2,384            2,202            6,362            6,108
Change in deferred acquisition costs                         (8,810)          (3,231)         (17,384)          (9,079)
Amortization of present value of future profits                  78               25              249              100
Commissions and general expenses, net of allowances          23,098           12,441           55,964           35,182
                                                        -----------      -----------      -----------      -----------
  Total benefits, claims and other deductions                61,459           36,734          168,963          109,331
                                                        -----------      -----------      -----------      -----------

  Segment operating income                              $     3,498      $     4,128      $    11,906      $    11,374
                                                        ===========      ===========      ===========      ===========

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

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------
                                                          2003                       2002
                                                  GROSS           NET        GROSS         NET
                                                PREMIUMS       RETAINED    PREMIUMS      RETAINED
                                               -----------     --------   -----------    --------
                                                                (In thousands)
Medicare supplement acquired                   $    44,133       44%      $    36,469         12%
Medicare supplement/select written                  62,790       48%           61,058         35%
Other senior supplemental health                     6,061       61%            6,155         60%
Other health                                         3,747       31%            4,122         28%
Senior life insurance                                3,484       67%            2,094         56%
Other life                                           3,317       79%            3,840         80%

                                               -----------                -----------
Total gross premiums                           $   123,532       48%      $   113,738         31%
                                               ===========                ===========

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------
                                                          2003                       2002
                                                  GROSS           NET        GROSS         NET
                                                PREMIUMS       RETAINED    PREMIUMS      RETAINED
                                               -----------     --------   -----------    --------
                                                                (In thousands)
Medicare supplement acquired                   $   131,804       36%      $   111,779          8%
Medicare supplement/select written                 191,166       45%          178,958         36%
Other senior supplemental health                    19,323       60%           18,571         60%
Other health                                        11,099       33%           13,348         34%
Senior life insurance                                9,554       66%            7,646         67%
Other life                                          10,180       78%           11,155         77%

                                               -----------                -----------
Total gross premiums                           $   373,126       44%      $   341,457         30%
                                               ===========                ===========

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

         Commissions and other operating expenses increased by approximately $10.7 million, or 86%, in the third quarter of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

THREE MONTHS ENDED SEPTEMBER 30,                                2003            2002
--------------------------------                             -----------      ---------
                                                                  (In thousands)
Commissions                                                  $    21,149      $  19,574
Other operating costs                                             17,007         14,996
Reinsurance allowances                                           (15,058)       (22,129)
                                                             -----------      ---------

Commissions and general expenses, net of allowances          $    23,098      $  12,441
                                                             ===========      =========

         The ratio of commissions to gross premiums decreased to 17.1% during the third quarter of 2003, from 17.2% in 2002, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 13.8% during the third quarter of 2003 compared to 13.2% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 23.4% during the third quarter of 2003 compared to 28.0% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

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

         Commissions and other operating expenses increased by approximately $20.8 million, or 59%, in the first nine months of 2003 compared to 2002. The following table details the components of commission and other operating expenses:

NINE MONTHS ENDED SEPTEMBER 30,                                     2003           2002
-------------------------------                                  ----------     ----------
                                                                       (In thousands)
Commissions                                                      $   62,695     $   60,154
Other operating costs                                                47,306         45,207
Reinsurance allowances                                              (54,037)       (70,179)
                                                                 ----------     ----------

Commissions and general expenses, net of allowances              $   55,964     $   35,182
                                                                 ==========     ==========

         The ratio of commissions to gross premiums decreased to 16.8% during the first nine months of 2003, from 17.6% in 2002, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.7% during the first nine months of 2003 compared to 13.2% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 25.7% during the first nine months of 2003 compared to 29.3% in 2002, primarily due to the reduction in new business ceded, the recapture of the TARe treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

The following table details the service fee revenue earned by our Administrative Services segment:

                                                THREE MONTHS           NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            ---------------------   ---------------------
                                              2003        2002        2003        2002
                                            ---------   ---------   ---------   ---------
                                                           (In thousands)

 Affiliated Fee Revenue
   Medicare supplement                      $   5,365   $   5,017   $  17,002   $  13,436
   Long term care                                 562         642       1,881       1,906
   Life Insurance                               1,173          89       1,626         261
   Other                                          402         429       1,300         779
                                            ---------   ---------   ---------   ---------

   Total Affiliated Revenue                     7,502       6,177      21,809      16,382
                                            ---------   ---------   ---------   ---------

Unaffiliated Fee Revenue
   Medicare supplement                          2,478       2,292       6,884       6,866
   Long term care                               1,405       1,997       5,771       5,194
   Non-insurance products                         426         287       1,153         948
   Other                                          233         316         704       1,153
                                            ---------   ---------   ---------   ---------

   Total Unaffiliated Revenue                   4,542       4,892      14,512      14,161
                                            ---------   ---------   ---------   ---------

Service fee and other income                   12,044      11,069      36,321      30,543
Net investment income                               -         110          31         348
                                            ---------   ---------   ---------   ---------
   Total revenue                               12,044      11,179      36,352      30,891
                                            ---------   ---------   ---------   ---------

Amortization of present value of future
profits                                            96         379         271       1,136
General expenses                                9,060       8,912      27,996      24,191
                                            ---------   ---------   ---------   ---------
   Total expenses                               9,156       9,291      28,267      25,327
                                            ---------   ---------   ---------   ---------

   Segment operating income                     2,888       1,888       8,085       5,564

Depreciation, amortization and interest           541         716       1,499       2,103
                                            ---------   ---------   ---------   ---------
   Earnings before interest, taxes,
    depreciation and amortization (1)       $   3,429   $   2,604   $   9,584   $   7,667
                                            =========   =========   =========   =========

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

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2003       2002       2003       2002
                                                      --------   --------   --------   --------
                                                                   (In thousands)
Interest cost on outstanding debt                     $  1,327   $    746   $  3,400   $  2,334
Amortization of capitalized loan origination fees          124        131        367        396
Stock-based compensation expense                            94        160        276        480
Other parent company expenses, net                       1,020        693      2,551      1,852
                                                      --------   --------   --------   --------

  Segment operating loss                              $  2,565   $  1,730   $  6,594   $  5,062
                                                      ========   ========   ========   ========

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

         The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of September 30, 2003, and with all other variables held constant. The following table summarizes the annualized impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the nine months ended September 30, 2003.

                                                                             Effect of Change in LIBOR on Pre-tax Income
                                                         Weighted
                                       Weighted          Average        200 Basis       100 Basis       100 Basis       200 Basis
                                       Average           Balance          Point           Point           Point           Point
         Description                 Interest Rate     Outstanding       Decrease        Decrease       Increase        Increase
-----------------------------        -------------     -----------      ---------     --------------    ---------       ---------
Floating rate debt                       4.2%            $  54.3         $  1.1           $  0.5         ($0.5)          ($1.1)
Floating rate trust preferred            5.3%            $  15.1         $  0.3           $  0.2         ($0.2)          ($0.3)
                                                                        -------       ----------        ------          ------

TOTAL                                                                    $  1.4           $  0.7         ($0.7)          ($1.4)

         We anticipate that the weighted average balance outstanding of our floating rate debt will decrease to $35.4 million for the year ending December 31, 2004, as a result of repayments. Further, we anticipate that the weighted average balance of our floating rate trust preferred will increase to $45.0 million in 2004, as a result of the issuance of $20.0 million in October 2003 and the impact of the previous issuances being outstanding for the full year.

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

      Date of                      Number
      Issuance                    of Shares
July 10, 2003                       1,000
July 14, 2003                       2,000
July 14, 2003                         750
July 14, 2003                       1,500
August 5, 2003                        500
August 5, 2003                      1,000
August 15, 2003                     3,000
August 15, 2003                     2,000
August 15, 2003                     1,250
August 19, 2003                     3,500
August 19, 2003                     4,534
September 2, 2003                   1,500
September 2, 2003                     750
September 3, 2003                   3,000
September 9, 2003                   2,000
September 9, 2003                   1,000
September 9, 2003                   2,500
September 9, 2003                   2,000
September 9, 2003                   1,000
September 9, 2003                     500
September 24, 2003                  1,133
September 26, 2003                  5,000
                                  -------

Total                              41,417
                                  =======

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

                 Exhibit 3.1 Restated Certificate of Incorporation of Universal American Financial Corp. (incorporated by reference to Exhibit 3.1 to the registrant's Amendment No. 2 to the Registration Statement (No.333-62036) on Form S-3 filed on July 11, 2001).

                 Exhibit 10.1     Agreement, dated as of July 6, 2000, by
                                  and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp.

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