Form 10-K
period 2003-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2004-03-15
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                            COMMISSION FILE #0-11321

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)
                      -----------------------------------

         NEW YORK                                         11-2580136
--------------------------                    ----------------------------------
 (State of Incorporation)                        (I.R.S. Employer I.D. Number)

SIX INTERNATIONAL DRIVE, SUITE 190, RYE BROOK, NY            10573
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code (914) 934-5200

Securities registered pursuant to Section 12 (b) of the Act:

                                                   NAME OF EACH EXCHANGE
            TITLE OF CLASS                          ON WHICH REGISTERED
--------------------------------------             ---------------------
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

         The aggregate market value of all common equity held by non-affiliates of the registrant as of June 30, 2003 (based on its closing price per share on that date of $6.16) was approximately $143,400,000.

         The number of shares outstanding of the Registrant's Common Stock as of February 27, 2004 was 54,140,161.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-K
                                      2003
                                    CONTENTS

     ITEM                            DESCRIPTION                                   PAGE
PART 1      1     Business                                                           3
            2     Properties                                                        28
            3     Legal Proceedings                                                 29
            4     Submission of Matters to a Vote of Security Holders               29

PART II     5     Market for the Registrant's Common Equity and
                   Related Stockholder Matters                                      29
            6     Selected Financial Data                                           33
            7     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              35
            7A    Quantitative and Qualitative Disclosures about Market
                   Risk                                                             58
            8     Financial Statements and Supplementary Data                       60
            9     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                              60
            9A    Controls and Procedures                                           61

PART III   10     Directors and Executive Officers of the Registrant                62
           11     Executive Compensation                                            64
           12     Security Ownership of Certain Beneficial Owners and
                   Management                                                       65
           13     Certain Relationships and Related Transactions                    65
           14     Principal Accounting Fees and Services                            65

Part IV    15     Exhibits, Financial Statement Schedules and Reports
                   On Form 8-K                                                      65

                  Signatures                                                        69

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Universal American Financial Corp. ("Company" or "Universal American") was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. Collectively, our insurance subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. Our principal insurance products are Medicare Supplement, senior life insurance, long term care insurance and fixed annuities offered to the senior market and fixed benefit accident and sickness disability insurance sold to the self-employed market. We distribute these products through both a career agency system and an independent general agency system. Our administrative services company acts as a service provider for both affiliated and unaffiliated insurance companies and other entities for senior market insurance and non-insurance programs.

         We have been able to achieve rapid and profitable growth as a result of our focus on our core markets, enhanced by several acquisitions that have been financially accretive and strategically additive. Since 1999:

     -   Our net income has increased from $9.6 million to $43.1 million,

     - Our gross direct and assumed premium has increased from $254.3 million to $727.5 million,

     -   Our total assets have grown from $1.2 billion to $1.8 billion, and

     - Our stockholders' equity has grown from $133.9 million to $345.7 million.

SENIOR MARKET OPPORTUNITY

         We believe that attractive growth opportunities exist in providing an array of products to the growing senior market. The population of persons over age 65 in the United States is projected to grow from the current level of approximately 36 million to approximately 72 million by 2030, according to the U.S. Census Bureau. The shift in population toward individuals over age 65 presents significant opportunities for us to sell our health, life and asset accumulation insurance products. Further, as health and medical technologies increase life expectancy, we believe that seniors and their adult children will increasingly focus on elder care needs and the services required, including insurance, to address those needs.

OUR OPERATING SEGMENTS

         We currently manage our business through three principal business segments: Senior Market Brokerage, Career Agency and Administrative Services. We also report the corporate activities of our holding company in a separate segment. Information regarding each segment's revenue, income or loss before taxes and total assets for each of the last three fiscal years is included in
Note 22 - Business Segment Information in the consolidated financial statements included in this Form 10-K.

         SENIOR MARKET BROKERAGE

         Our Senior Market Brokerage segment focuses on selling insurance products designed for the senior market, including Medicare Supplement, Medicare Select, senior life insurance and annuities through independent marketing organizations and general agencies. This segment's operations are conducted primarily by the following subsidiaries:

     -   American Pioneer Life Insurance Company ("American Pioneer")

     - American Progressive Life & Health Insurance Company of New York ("American Progressive")

     -   Constitution Life Insurance Company ("Constitution")

     -   Union Bankers Insurance Company ("Union Bankers")

CAREER AGENCY

         Our career agency segment traditionally concentrated on selling fixed benefit accident and sickness disability insurance and individual life insurance products to the middle-income self-employed market in the United States and Canada. In the past several years, this segment has expanded its focus to the senior market, accelerated by the acquisition of Pyramid Life in 2003. The producers in our career agency segment are contracted to sell the products we offer only with our companies; however, they may sell products of other companies through programs sponsored by us. This segment's operations are conducted by the following subsidiaries:

         -   Pennsylvania Life Insurance Company ("Pennsylvania Life")

         -   Penncorp Life Insurance Company ("Penncorp Life (Canada)")

         -   Pyramid Life Insurance Company ("Pyramid Life")

         ADMINISTRATIVE SERVICES

         Our administrative services segment, primarily, our subsidiary, CHCS Services, Inc., provides outsourcing services that support insurance and non-insurance products, primarily for the senior market. CHCS Services has emerged as a leading, full-service administrator of senior insurance products and an innovator in geriatric care management. We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. Currently, we provide services to more than 48 unaffiliated insurers and generated fee income of $48.5 million in 2003 from unaffiliated ($19.1 million) and affiliated companies ($29.4 million).

         CORPORATE

         Our corporate segment reflects the activities of our holding company, including servicing our debt, payment of certain senior executive compensation and the expense of being a public company.

OUR BUSINESS STRATEGY

         The principal components of our business strategy are to:

         - Develop and market competitive and innovative health and life insurance products, with an emphasis on the senior market in the U.S. and the self employed market in Canada;

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

SIGNIFICANT TRANSACTIONS

         Acquisition of Ameriplus

         On August 1, 2003, we acquired 100% of the outstanding common stock of Ameriplus Preferred Care, Inc. ("Ameriplus"). Ameriplus is engaged in the business of creating and maintaining a network of hospitals for the purpose of providing discounts to our Medicare Select policyholders. Ameriplus' network is utilized in connection with Medicare Select policies written by our subsidiaries and can be offered to non-affiliated parties as well. Ameriplus receives network fees when premiums for these Medicare Select policies are collected.

         Acquisition of Guarantee Reserve Marketing Organization

         Effective July 1, 2003, we entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance, primarily for seniors.

         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with us administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning in the second quarter of 2004 as the products are approved for sale in each state, new business will be written by our subsidiaries with 50% of the risk ceded to Swiss Re.

         Since its acquisition in 2003, this marketing organization produced more than 36,000 applications and more than $15.2 million of issued annualized life insurance premium, which is 50% retained by us.

         Recapture of Reinsurance Ceded

         Effective April 1, 2003, our subsidiary, American Pioneer, entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with Transamerica. Pursuant to the first of these contracts American Pioneer ceded to Transamerica 90% of approximately $50 million of annualized premium that it had acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to Transamerica 75% of certain new business from October 1996 through December 31, 1999. As of April 1, 2003, approximately $27 remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

         Acquisition of Pyramid Life

         On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement and Select, long term care, life insurance, and annuities. With this acquisition, we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 agents operating out of 32 Senior Solutions

Sales Centers. During 2003, Pyramid Life agents produced more than $27 million of annualized new sales. Following a transition period that took approximately ten months, the Pyramid Life business has been fully transitioned into our existing operations, which is expected to result in increased scale and efficiencies. Operating results generated by Pyramid Life prior to the date of acquisition are not included in Universal American's consolidated financial statements. Refer to Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-K for additional information on the acquisition.

         Refinancing of Debt

         Prior to March 31, 2003, we had $38 million outstanding on our term loan credit facility. In connection with the acquisition of Pyramid Life (see
Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-K) on March 31, 2003, we entered into a new $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. We used the proceeds from the new term loan to repay the balance outstanding on our existing term loan and fund the purchase of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the capitalized loan origination fees relating to that debt, resulting in a pre-tax expense of approximately $1.8 million. A portion of the proceeds from Trust preferred issuances in May 2003 and October 2003 (see below) were used to reduce the balance of the term loan by $21.0 million during 2003. None of the revolving loan facility was drawn as of December 31, 2003 (refer to Note 14 - Loan Agreements in our consolidated financial statements included in this Form 10-K).

         Trust Preferred Issuances

         During 2003, we issued $60.0 million of fixed and floating rate trust preferred securities through subsidiary trusts which, combined with the $15.0 million issued in December 2002, results in a total of $75 million of such securities outstanding. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Note 15 - Trust Preferred Securities in our consolidated financial statements included in this Form 10-K).

         Acquisition of Nationwide Block of Business

         In November 2002 we entered into an agreement with Nationwide Life Insurance Company ("Nationwide") to acquire, through a 100% quota share reinsurance agreement, Nationwide's individual Medicare Supplement policies. Approximately $22 million of annualized premium was in force at December 31, 2003.

         Equity Offering

         In the third quarter of 2001, we completed a secondary public equity offering in which we sold 5.7 million shares of our common stock, resulting in proceeds of $26.0 million, net of expenses. In addition, 2.2 million shares were sold by some of our shareholders as part of the offering. The primary reason for the offering was to enhance the capital of our insurance subsidiaries to support our growth and to improve our risk based capital ratios which are used by regulators and rating agencies to evaluate the adequacy of capital of insurance companies. Out of the proceeds of the offering, $9.3 million was contributed to the capital and surplus of our insurance subsidiaries, $5.5 million was used to reduce the intercompany debenture between our parent holding company and American Progressive and the balance was held for general corporate purposes.

PENDING TRANSACTION - ACQUISITION OF HERITAGE HEALTH SYSTEMS, INC.

         In March 2004, we signed a definitive contract to acquire Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for approximately $98 million in cash. The closing of the acquisition is subject to regulatory approvals and other customary conditions, and is expected to occur in the second quarter of 2004. Founded in 1995, Heritage has approximately 15,700 Medicare members and has annualized revenues of approximately $132 million. As of the closing, Heritage is projected to have approximately $14 million of equity capital and no debt.

         We intend to finance this acquisition using approximately $34 million of cash on hand, with the balance coming from the proceeds of a senior credit facility to be arranged by Banc of America Securities, LLC. In connection with this financing, we will incur a non-cash, after-tax expense of approximately $1.1 million relating to the unamortized fees on the current facility that will be replaced.

ADMINISTRATIVE SERVICES

         We have built our administrative services capabilities through internal development and acquisition. Through our wholly owned subsidiary, CHCS Services, we provide outsourcing services that support insurance and non-insurance products, primarily for the senior market.

         We perform a full range of administrative services for senior market insurance products, primarily Medicare Supplement and Select, senior life and long term care, for both affiliated and unaffiliated companies. The services include policy underwriting and issuance, policy billing and collecting, telephone verification, policyholder services, claims adjudication and payment, clinical case management, care assessment and referral to health care facilities.

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

         We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. The information technology includes electronic claims processing, imaging and workflow processes to ensure maximum efficiency in policy issue, policy administration and claims processing. Our proprietary network of registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our proprietary network of discount providers is an integral part of our geriatric care management services. We have established a customer contact center that provides around the clock access to our nurses on staff and can handle calls in several different languages.

         With the acquisition of Ameriplus we are increasing our efforts in building out our Medicare Select Hospital Network. Our efforts are concentrated on markets where we have brokerage and career distribution in place.

The following table shows the sources of our service fee revenue by type of product:

                                                2003             2002             2001
                                                ----             ----             ----
                                                            (in thousands)
Affiliated Revenue
   Medicare Supplement                       $   22,478       $   18,604      $    13,268
   Long term care                                 2,589            2,635            1,907
   Life Insurance                                 2,480              347              388
   Other                                          1,797            1,245              745
                                             ----------       ----------      -----------
   Total Affiliated Revenue                      29,344           22,831           16,308
                                             ----------       ----------      -----------

Unaffiliated Revenue
   Medicare Supplement                            9,469            9,022            9,571
   Long term care                                 7,065            8,205            5,203
   Non-insurance products                         1,563            1,270              204
   Other                                          1,042            1,420            1,545
                                             ----------       ----------      -----------
   Total Unaffiliated Revenue                    19,139           19,917           16,523
                                             ----------       ----------      -----------
Total Administrative Services Revenue        $   48,483       $   42,748      $    32,831
                                             ==========       ==========      ===========

         Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer which amounted to $7.4 million in 2003, $6.9 million in 2002 and $7.4 in 2001. These fees, together with the affiliated revenue, were eliminated in consolidation.

INSURANCE MARKETING AND DISTRIBUTION

         We distribute our insurance products through both a traditional general brokerage agency system and a career agency channel. We measure new sales of our insurance products based on issued annualized premiums. Issued annualized premiums represent the total annual premium expected to be received by us on policies that were issued during the year. The following table shows our new sales (issued annualized premiums) by distribution channel and by major product line for the three years ended December 31, 2003 on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                               Gross                         Net Retained $/%
                                  --------------------------------   --------------------------------
Product                             2003        2002        2001       2003        2002       2001
-------                             ----        ----        ----       ----        ----       ----
                                           (In thousands)                    (In thousands)
SENIOR MARKET BROKERAGE
  Medicare Supplement/Select      $ 65,888    $ 90,233    $103,044   $ 54,458    $ 46,019    $ 29,883
  Long Term Care                     2,096       4,146       3,196      1,048       2,073       1,598
  Senior Life                       20,401       3,858       3,240     11,171       2,315       1,782
                                  --------    --------    --------   --------    --------    --------
  TOTAL SENIOR MARKET BROKERAGE     88,385      98,237     109,480     66,677      50,407      33,263
                                  --------    --------    --------   --------    --------    --------
                                                                           75%         51%         30%
CAREER AGENCY
  Medicare Supplement               20,242       1,826         276     19,658         913         138
  Accident & Sickness               14,671      16,951      16,176     14,671      16,951      16,176
  Long Term Care                     2,917       3,610       3,702      1,584       1,805       1,851
  Life Insurance                     5,014       2,872       2,043      5,014       2,872       2,043
                                  --------    --------    --------   --------    --------    --------
  TOTAL CAREER AGENCY               42,844      25,259      22,197     40,927      22,541      20,208
                                  --------    --------    --------   --------    --------    --------
                                                                           96%         89%         91%
COMPANY TOTAL
  Accident & Health                105,814     116,766     126,394     91,419      67,761      49,646
                                                                           86%         58%         39%
  Life                              25,415       6,730       5,283     16,185       5,187       3,825
                                  --------    --------    --------   --------    --------    --------
                                                                           64%         77%         72%

TOTAL                             $131,229    $123,496    $131,677   $107,604    $ 72,948    $ 53,471
                                  ========    ========    ========   ========    ========    ========
                                                                           82%         59%         41%

         Beginning in 1998, many HMOs realized that their Medicare programs were unprofitable and therefore decided to terminate these programs. As a result, millions of seniors were involuntarily dis-enrolled from these programs. This development contributed to our increased new sales of Medicare Supplement products in 2001 and 2000. Under applicable legislation, such dis-enrollees may have the right to acquire Medicare Supplement insurance without medical underwriting or pre-existing condition limitations. As we expected, beginning in 2002 new sales of our Medicare products have slowed since the HMOs are not dis-enrolling members as much is as in prior years. We have continued to expand geographically, and we have increased our recruiting efforts to augment our production. Additionally, based on the increased financial strength of our Company, we have increased our retention on new Medicare Supplement business, in order to continue growing our net premium.

         In 2003, one marketing organization produced 7.6% of our total annualized new sales, primarily senior life business. In 2002, two marketing organizations produced 6.4% and 5.8%, respectively, of our total annualized new sales primarily Medicare Supplement business. No other marketing organization or single agent produced more than 5.0% of our total annualized new sales in 2003, 2002 or 2001.

         In addition to insurance products, our agents also sell deferred annuity contracts. We measure production based on the amounts received as payment for these contracts ("annuity deposits"). Annuity deposits are not reported as revenue in accordance with generally accepted accounting principles. The following table shows our annuity deposits by distribution channel for the three years ended December 31, 2003:

                                           2003            2002             2001
                                           ----            ----             ----
                                                      (In thousands)
Senior Market Brokerage                 $   62,294        $  17,561      $   7,141
Career Agency                               63,564           33,018          8,407
                                        ----------        ---------      ---------
TOTAL ANNUITY DEPOSITS                  $  125,858        $  50,579      $  15,548
                                        ==========        =========      =========

SENIOR MARKET BROKERAGE

         This segment focuses on the sale of senior market products, including Medicare Supplement and Select, senior life insurance and annuities. We distribute these products through independent marketing organizations and general agencies. These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. We now sell our products through approximately 26,000 independent licensed agents in 35 states and have plans to recruit more agents and expand into additional states. In 2003, this segment accounted for $499.1 million, or 69%, of our consolidated gross premiums written and $227.0 million, or 51%, of our consolidated net premiums earned. New net retained sales for this segment amounted to $66.7 million in 2003 and $50.4 million in 2002. In 2003, we significantly curtailed our efforts to market long term care insurance through our senior market brokers.

CAREER AGENCY

         Our career agency sales force historically distributed fixed benefit accident and sickness disability insurance and individual life insurance products to the self-employed market in the United States and Canada. In contrast to independent agents, career agents have an exclusive arrangement with us, and only sell products that we provide or authorize. In order to maximize this distribution channel, we introduced our senior market insured and non-insured products to the Career Agency sales force. As of December 31, 2003, the career field force had 49 branch offices throughout the United States and 13 branch offices in Canada, with approximately 1,700 agents in the United States and 300 agents in Canada.

         The Pyramid Life field force sells health and life insurance products to the senior market. These products include Medicare Supplement, long-term care, life insurance and annuities. Pyramid Life markets its products in 26 states through a sales force of over 1,100 career agents operating out of 32 Senior Solutions Sales Centers. During the full year 2003, Pyramid Life agents produced more than $27 million of annualized new sales. Following a transition period which took approximately ten months, we successfully transitioned the administration of the business to our service center while preserving the marketing identity and quality service that has defined Pyramid Life.

         In 2003, this segment accounted for $219.9 million, or 49%, of our net premiums earned. Approximately 25% of net premiums earned for this segment were generated by our Canadian operations in 2003. The career agency segment issued $40.9 million of new net retained business in 2003, and $22.5 million in 2002.

INSURANCE PRODUCTS

         Our Senior Market Brokerage segment focuses on our senior market products. While our Career Agency segment had historically focused on products for the self-employed, they are now increasing their focus on our senior market products, further enhanced by the acquisition of Pyramid Life. We currently market the following products:

SENIOR MARKET PRODUCTS -- SUPPLEMENTAL HEALTH AND LONG TERM CARE

         Our core supplemental health insurance products include various Medicare Supplement and Select plans. We also offer several long term care plans consisting of fully integrated plans and nursing home only plans, primarily through our Career agents. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but can seek to increase premium rates on existing and future policies issued based upon our actual claims experience. These rate increases are applied on a uniform, nondiscriminatory state by state basis and are subject to state regulatory approval and Federal and state loss-ratio requirements.

         Medicare Supplement and Select

         Under Federal and National Association of Insurance Commissioners ("NAIC") model regulations, adopted in substantially all states, there are currently 12 standard Medicare Supplement plans (Plans A through J and High Deductible Plans F and J). These policies provide supplemental coverage for many of the medical expenses that the Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program's maximum benefits. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare Supplement insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance company subsidiaries offer Medicare Supplement policies primarily on plans A, B, C, D, F, G and High Deductible F. In some areas, we also sell Medicare Select policies in conjunction with hospitals that contract with us to waive the Medicare Part A deductible. We monitor the claims experience on our Medicare Supplement and Medicare Select products and, when necessary, apply for rate increases in the states in which we sell the products. Medicare Supplement and Select annualized gross premium produced by our Senior Market Brokerage general agency system amounted to $65.9 million in 2003 and $90.2 million in 2002. Medicare Supplement and Select gross annualized premiums produced by our Career Agency segment amounted to $20.2 million in 2003, including $17.0 million produced by the Pyramid Life field force acquired on March 31, 2003, and $1.8 million in 2002.

         Long Term Care

         Our long term care insurance products provide coverage, with limits selected by the policyholders, for nursing home and assisted living care only coverage, optional home health care coverage, or an integrated combination of such coverage. The nursing home and assisted living care products are subject to daily fixed dollar maximum limits, have various elimination periods which must be satisfied by the insureds and have maximum lifetime benefits or benefit periods. We have developed a new nursing home-assisted living product with optional home health care riders which we introduced in 2001. Our career agents produced $2.9 million of issued premium in 2003 and $3.6 million of issued premium in 2002. In late 2003, we significantly curtailed our efforts to market long term care products through our senior market brokers. Issued premium for these long term care products amounting to $2.1 million in 2003 and $4.1 million in 2002 were produced through our Senior Market Brokerage general agency system.

SENIOR MARKET PRODUCTS -- SENIOR LIFE INSURANCE AND ANNUITIES

         Senior Life

         We offer a line of low-face amount, simplified issue whole life products that are sold by our Senior Market Brokerage segment and our Career Agency segment. Issued premium for these products produced by our Senior Market Brokerage general agency system was $20.4 million in 2003, including $15.2 million produced by our Guarantee Reserve Life marketing organization acquired on July 1, 2003, and $3.9 million in 2002. Our Career Agency segment produced $3.7 million of issued premium in 2003 and $1.8 million of issued premium in 2002.

         Annuities

         We market single and flexible premium deferred annuities primarily focusing on the senior and retirement markets. The base rates on the annuity products currently marketed by us range from 3% to 4.75%. We offer sales inducements in the form of first year only bonus interest rates, which range from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 3% to 7.7%. Our currently marketed annuity products have minimum guaranteed interest rates ranging from 1.5% to 3%. We have the right to change the crediting rates at any time, subject to the minimums, and generally adjust them quarterly. In exercising our right to change the interest rate, we take into account the current interest rate environment and our relative competitive position. Our Senior Market Brokerage general agency system produced $62.3 million of annuity deposits in 2003 and $17.6 million of annuity deposits in 2002. Additionally, our Career Agency system produced $63.6 million of annuity deposits in 2003 and $33.0 million of annuity deposits in 2002.

PRODUCTS FOR SELF-EMPLOYED

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

         Life Insurance

         Our career agents sell term life insurance that provides a minimum coverage of $50,000 for a ten-year period (offered to individuals ages 18 through 60) or a twenty-year period (offered to individuals ages 18 through 50) as specified in the policy. Premium rates vary according to age and sex and these policies are fully underwritten. No cash values are accumulated in this policy and the policy can be renewed for a new term at an increased premium on any expiration date, except for the final expiration date, without evidence of insurability. Issued premium amounted to $1.3 million for 2003 and $0.5 million for 2002.

BUSINESS IN FORCE

         Our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance, is shown in the following tables:

ANNUALIZED PREMIUM IN FORCE

                                                              As of December 31,
                                                    --------------------------------------
                                                      2003           2002          2001
                                                    ---------      ---------     ---------
                                                               (In thousands)
Senior Market Brokerage
   Medicare Supplement                              $ 449,925      $ 423,983     $ 363,470
   Long Term Care                                      25,515         25,320        21,594
   Other Senior Health                                  1,121          1,283         1,347
   Other Health                                         9,256         10,435        14,547
   Senior Life                                         26,969         12,082        11,363
   Other Life                                          12,799         13,538        14,436
                                                    ---------      ---------     ---------
   Total Senior Market Brokerage                      525,585        486,641       426,757
                                                    ---------      ---------     ---------

Career Agency
   Medicare Supplement                                111,862            833             -
   Accident & Sickness Disability                      87,639         85,076        83,562
   Hospital                                            14,304         14,938        16,229
   Long Term Care                                      24,555         16,643        15,121
   Other Health                                         6,399          1,099         1,067
   Total Life                                          21,763         13,940        13,233
                                                    ---------      ---------     ---------
   Total Career Agency                                266,522        132,529       129,212
                                                    ---------      ---------     ---------

   Total Accident & Health                            730,576        579,610       516,937
   Total Life                                          61,531         39,560        39,032
                                                    ---------      ---------     ---------
   Total Consolidated                               $ 792,107      $ 619,170     $ 555,969
                                                    =========      =========     =========

ACCOUNT VALUES ON INTEREST-SENSITIVE PRODUCTS

         The following table shows the account values for our interest-sensitive products before reinsurance. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

                                As of December 31,
                          ------------------------------
                            2003       2002       2001
                          --------   --------   --------
                                  (In thousands)
Annuities                 $256,521   $134,860   $ 99,632
Interest-sensitive Life    163,164    136,718    137,110
                          --------   --------   --------
Grand Total               $419,685   $271,578   $236,742
                          ========   ========   ========

GEOGRAPHICAL DISTRIBUTION OF PREMIUM

         Through our insurance subsidiaries, we are licensed to market our products in all fifty states, the District of Columbia, Puerto Rico and in all the provinces of Canada. The following table shows the geographical distribution of the direct cash premium and annuity deposits collected, as reported on a statutory basis to the regulatory authorities for the full year of 2003:

                                             Repetitive
                                    % of     Direct Cash     % of       Annuity      % of
State/Region          Total        Total       Premium     Premium     Deposits     Annuity
------------         --------     -------    -----------   -------     --------     -------
Florida              $131,988      15.5%      $124,017      17.0%      $  7,971       6.4%
Texas                  93,121      10.9%        89,140      12.2%         3,981       3.2%
New York               87,902      10.3%        40,112       5.5%        47,790      38.5%
Canada                 56,165       6.6%        56,165       7.7%             -         -%
Indiana                48,325       5.7%        42,340       5.8%         5,985       4.8%
Wisconsin              45,832       5.4%        30,135       4.1%        15,697      12.6%
Pennsylvania           43,763       5.1%        42,384       5.8%         1,379       1.1%
                     --------     -----       --------     -----       --------     -----
     Subtotal         507,097      59.4%       424,293      58.2%        82,803      66.7%
All other             346,025      40.6%       304,668      41.8%        41,356      33.3%
                     --------     -----       --------     -----       --------     -----
Total                $853,122     100.0%      $728,961     100.0%      $124,159     100.0%
                     ========     =====       ========     =====       ========     =====

REINSURANCE

         In the normal course of business, we reinsure portions of certain policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. Accordingly, we are party to several reinsurance agreements on our life and accident & health insurance risks. Our senior market accident & health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while our life insurance risks are generally reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds.

         The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained.

ANNUALIZED PREMIUM IN FORCE

                                               As of December 31, 2003               2002
                                    --------------------------------------------  ----------
                                      Gross      Ceded       Net      % Retained  % Retained
                                    --------   --------   --------    ----------  ----------
                                                       (In thousands)
Senior Market Brokerage
 Medicare Supplement                $449,925   $241,461   $208,464         46%         24%
 Long Term Care                       25,515     10,944     14,571         57%         58%
 Other Senior Health                   1,121        186        935         83%         77%
 Other Health                          9,256      6,262      2,994         32%         35%
 Senior Life                          26,969     10,259     16,710         62%         58%
 Other Life                           12,799      1,303     11,496         90%         92%
                                    --------   --------   --------
 Total Senior Market Brokerage       525,585    270,415    255,170         49%         29%
                                    --------   --------   --------

Career Agency
 Medicare Supplement                 111,862      1,331    110,531         99%         50%
 Accident & Sickness Disability       87,639          -     87,639        100%        100%
 Hospital                             14,304          -     14,304        100%        100%
 Long Term Care                       24,555      5,817     18,738         76%         82%
 Other Health                          6,399          6      6,393        100%        100%
 Total Life                           21,763      1,013     20,750         95%        100%
                                    --------   --------   --------
 Total Career Agency                 266,522      8,167    258,355         97%         97%
                                    --------   --------   --------

Total Accident & Health              730,576    266,007    464,569         64%         41%
Total Life                            61,531     12,575     48,956         80%         84%
                                    --------   --------   --------
Total Consolidated                  $792,107   $278,582   $513,525         65%         43%
                                    ========   ========   ========

         We have several quota share coinsurance agreements (as described above) in place with General Re Life Corporation ("General Re") and Hannover Life Re of America ("Hannover"). General Re is rated "A+" and Hannover is rated "A" by A.M. Best. These agreements cover various accident & health insurance products, primarily Medicare Supplement and long term care policies, written or acquired by us and contain ceding percentages ranging from 25% to 100%. During 2003, we ceded premiums of $123.5 million to General Re, representing 17% of our total direct and assumed premiums and we ceded premiums of $116.3 million to Hannover, representing 16% of our total direct and assumed premiums.

         Effective January 1, 2004, we have increased our retention on all new Medicare Supplement sales to 100%.

         Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

         We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2003, all of our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

         ADMINISTRATION OF REINSURED BLOCKS OF BUSINESS

         We retain the administration for reinsured blocks of business, including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

         SENIOR MARKET BROKERAGE

         We reinsure much of our Senior Market Brokerage products to unaffiliated reinsurers under various quota share coinsurance agreements. Under these coinsurance agreements, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. Medicare Supplement premium in force is reinsured under quota share coinsurance agreements ranging from 50% to 75% based upon geographic distribution. We have also acquired various blocks of Medicare Supplement premium, which we reinsure 100% under quota share reinsurance agreements. New Medicare Supplement premium written during 2003 was reinsured under quota share coinsurance agreements up to 50% based upon the geographic distribution. As noted above, all new Medicare Supplement business written after 2003 will be 100% retained. Our long term care products produced by us are reinsured at percentages averaging 50%, while the long term care business acquired in 1999 is 100% retained. Senior life insurance products currently being issued are reinsured under 50% quota share coinsurance agreements, except for certain states where our retention is 100%.

         We have 50% quota share and excess of loss reinsurance agreements with unaffiliated reinsurance companies on our medical insurance policies to reduce the liability on individual risks to $325,000 per year.

         CAREER AGENCY

         Currently, we retain 100% of the Medicare Supplement, fixed benefit accident & sickness disability and hospital business issued in our Career Agency segment. Long term care business is reinsured on a 50% quota share basis, except for the long term care business written in Pyramid Life, which is 100% retained, however, benefits after the third year are reinsured 100%. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $250,000. For other long term care policies issued in the U.S. after 1999, we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan.

         LIFE REINSURANCE

         In addition to the reinsurance agreements discussed above by segment, we reinsure portions of the coverage of our life insurance products to unaffiliated reinsurance companies under various reinsurance agreements, which allow us to write policies in amounts larger than the risk we are willing to retain on any one life. Our mortality risk retention limit on each policy varies between $25,000 and $100,000.

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

         Applications for insurance are reviewed on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, we use investigative services to supplement and substantiate information. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from using medical underwriting criteria for our Medicare Supplement policies for certain first-time purchasers and for dis-enrollees from health maintenance organizations (HMOs). If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, the application may not be rejected due to medical conditions. For other prospective Medicare Supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices. In New York and some other states, some of our products, including Medicare Supplement, are subject to guaranteed issue "Community Rating" laws that severely limit or prevent underwriting of individual applications. See "Regulation" section of this document.

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

         The reserves reflected in our consolidated financial statements are calculated in accordance with generally accepted accounting principles ("GAAP"). These reserves are determined based on our best estimates of mortality and morbidity, persistency, expenses and investment income. We use the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. See Note 2 to our consolidated financial statements.

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

MAINFRAME PROCESSING - DATA CENTER OUTSOURCING

         We outsource our mainframe processing to Alicomp ("Alicomp"), a division of Alicare, Inc. The data center is located in Leonia, New Jersey. Our core application software programs are run in Alicomp's data center facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.

         Our current agreement with Alicomp obligates Alicomp to provide us with comprehensive data processing services and obligates us to utilize Alicomp's services for substantially all of our mainframe data processing requirements. We are billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific services. Our agreement with Alicomp expires on January 15, 2006, and is terminable by us with or without cause. Our current agreement with Alicomp is renewable automatically for consecutive one year terms unless and until either party has provided the other with six months prior written notice of nonrenewal. Alicomp also provides us with mainframe disaster recovery services.

         Under the terms of our agreement with Alicomp we are required to make minimum payments of $51,000 per month during 2003, $39,000 per month during 2004, $39,000 per month during 2005 and $29,000 during 2006. During 2003, we paid an average of $245,000 per month, which was in excess of the contract minimums.

COMPETITION

         The life and accident and health insurance industry in North America is highly competitive. There are approximately 2,000 life and accident and health insurance companies operating in the United States. We compete with numerous other insurance companies on a national basis plus other regional insurance companies and financial services companies, including health maintenance organizations, preferred provider organizations, and other health care-related institutions which provide medical benefits based on contractual agreements. We may be at a disadvantage because many of these organizations have been in business for a longer period of time and have substantially greater capital, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings than we do. In addition, it has become increasingly difficult for smaller and mid-size companies to compete effectively with their larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the ratings and financial size of companies.

         We believe we can meet these competitive pressures by offering a high level of service and accessibility to our field force and by developing specialized products and marketing approaches. We also believe that our policies and premium rates, as well as the commissions paid to our sales agents, are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions. In addition, our insurance subsidiaries operate at lower policy acquisition and administrative expense levels than some other insurance companies, allowing us to offer competitive rates while maintaining underwriting margins. In the case of our Medicare Supplement business, low expense levels are necessary in order to meet state mandated loss ratios and achieve the desired underwriting margins. Also, we believe our disciplined underwriting procedures, pricing practices, effective rate management and related staff, our quality customer service, our significant market position in certain geographic areas, the quality of our distribution network and our appropriate financial strength, provide additional strength to compete effectively.

RATINGS

         Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. In November 2001, A.M. Best upgraded the ratings for our American Pioneer, American Progressive, Constitution Life, Pennsylvania Life and Penncorp Life (Canada) subsidiaries to "B++" from "B+". In addition, A.M. Best reaffirmed the rating for our Union Bankers subsidiary at "B+". In October 2002, A.M. Best assigned a positive outlook to these companies. Pyramid Life also carries a B+ rating from A.M. Best. In October 2003, A.M. Best reaffirmed all ratings and the positive outlook on all subsidiaries, except for Union Bankers which was upgraded to "B++". These ratings mean that, in A.M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A.M. Best. A.M. Best has also reaffirmed the rating for our Peninsular Life subsidiary at "FPR5," which is based primarily on a quantitative evaluation of Peninsular Life's financial strength and operating performance. Currently, Peninsular has no business in force and is available for sale. A.M. Best does not rate our other insurance company subsidiaries.

         In March 2002, Standard & Poor's assigned its "BBB+" counterparty credit and financial strength ratings to our American Pioneer, American Progressive, Pennsylvania Life and Penncorp Life (Canada) subsidiaries. In December 2002 and again in February 2004, Standard and Poor's affirmed these ratings, with a stable outlook. This rating means that in Standard & Poor's opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor's. A plus (+) or minus (-) shows Standard & Poor's opinion of the relative standing of the insurer within a rating category. As a result of our pending acquisition of Heritage Health Systems, Inc., Standard & Poor's has placed its "BBB+" counterparty credit and financial strength ratings of our subsidiaries on CreditWatch with negative implications, subject to its review and analysis of the implications of the transaction.

         Our insurance company subsidiaries are not currently rated by Moody's Investors Service or Duff and Phelps rating organizations. Although a higher rating by A.M. Best, Standard & Poor's or another insurance rating organization could have a favorable effect on our business, we believe that our competitive pricing, effective rate management, quality customer service and effective marketing has enabled, and will continue to enable, our insurance company subsidiaries to compete effectively.

INVESTMENTS

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life, which is managed by Hyperion Capital. MFC Global Investment Management manages our Canadian portfolio. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "BBB-" (Standard & Poor's Corporation), "Baa3" (Moody's Investor Service), or higher. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

         The following table summarizes the composition of our investment portfolio by carrying value (which represents fair value) as of December 31, 2003 and 2002:

                                             December 31, 2003          December 31, 2002
                                        -------------------------   -------------------------
                                                       Percent of                  Percent of
                                          Carrying        Total      Carrying         Total
                                           Value        Carrying       Value         Carrying
                                        (Fair Value)      Value     (Fair Value)      Value
                                        ------------   ----------   ------------   ----------
                                                          (In thousands)
Fixed Maturity Securities:
  U.S. Government and
   Government agencies (1)               $  226,738       17.6%      $  229,153        22.9%
  Mortgage-backed (1)                        52,992        4.1%          66,131         6.6%
  Asset-backed                               48,080       3.70%          60,378         6.0%
  Foreign securities (2)                    236,934       18.4%         176,450        17.7%
  Investment grade corporates               568,288       44.2%         400,309        40.0%
  Non-investment grade corporates             8,360        0.6%           2,529         0.3%
                                         ----------       ----       ----------       -----
Total fixed maturity securities           1,141,392       88.7%         934,950        93.5%

Cash and cash equivalents                   116,524        9.1%          36,754         3.7%
Other Investments:

  Policy loans                               25,502        2.0%          23,745         2.4%
  Equity securities                           1,507        0.1%           1,645         0.2%
  Other invested assets                       1,583        0.1%           2,808         0.2%
                                         ----------       ----       ----------       -----

Total cash and invested assets           $1,286,508        100%      $  999,902       100.0%
                                         ==========       ====       ==========       =====

(1) U.S. Government and government agencies include GNMA and FMNA mortgage-backed securities.

(2) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

         The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2003. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                       Percent of
                                           Carrying    Total Fixed
        Available for Sale                   Value     Maturities
        ------------------                ----------   -----------
                                             (In thousands)
Due in 1 year or less                     $   35,090       3.1%
Due after 1 year through 5 years             123,167      10.8%
Due after 5 years through 10 years           382,467      33.5%
Due after 10 years                           347,521      30.5%
Asset-backed securities                       48,080       4.2%
Mortgage-backed securities                   205,067      18.0%
                                          ----------     -----
         Total                            $1,141,392     100.0%
                                          ==========     =====

         The following table shows the distribution of the ratings assigned by Standard & Poor's Corporation to the securities in our portfolio of fixed maturity securities as of December 31, 2003 and 2002:

                   December 31, 2003           December 31, 2002
                -----------------------     -----------------------
                                  (In thousands)
                 Carrying        % of        Carrying         % of
 Standard &        Value         Total         Value         Total
   Poor's       (Estimated       Fixed      (Estimated       Fixed
   Rating       Fair Value)    Investment   Fair Value)    Investment
-------------   -----------    ----------   -----------    ----------
AAA             $  380,683        33.4%     $  389,447        41.6%
AA                 123,752        10.8%         92,734         9.9%
A                  475,056        41.6%        346,538        37.1%
BBB                153,540        13.5%        100,965        10.8%
BB                   7,768         0.6%          2,124         0.2%
B                      593         0.1%          2,747         0.3%
CCC and below            -           -%            395         0.1%
                ----------       -----      ----------       -----
Total           $1,141,392       100.0%     $  934,950       100.0%
                ==========       =====      ==========       =====

         At December 31, 2003, 99.3% of our fixed maturity investments were rated "investment grade" compared to 99.4% as of December 31, 2002. "Investment grade" securities are those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service. We own approximately $253.1 million of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, as of December 31, 2003 compared to $263.8 million, as of December 31, 2002, representing approximately 22.2% of our fixed maturity portfolio as of December 31, 2003 and 28.2% of our fixed maturity portfolio as of December 31, 2002. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

         Fixed maturity securities with less than investment grade ratings had aggregate carrying values of $8.4 million as of December 31, 2003 and $5.3 million as of December 31, 2002, amounting to 0.7% of total investments as of December 31, 2003 and 0.6% of total investments as of December 31, 2002. These securities represented 0.5% of total assets as of December 31, 2003 and 0.4% of total assets as of December 31, 2002. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2003 was $3.1 million, which was approximately 0.3% of total assets. We wrote down the value of certain of our fixed maturity portfolio's securities, considered to have been subject to an other-than-temporary decline in value, by $1.3 million in 2003 and $10.6 million in 2002 (primarily as a result of the impairment of our WorldCom bonds, which were disposed of in the third quarter of 2002 at a price approximating their carrying value after the other-than-temporary decline was recognized). The other-than-temporary impairments were included in net realized gains (losses) on investments in our consolidated statements of operations.

INVESTMENT INCOME

         Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates will have on our financial statements. The following table shows the investment results of our total invested asset portfolio, for the three years ended December 31, 2003:

                                                           Years Ended December 31,
                                                   ---------------------------------------
                                                      2003          2002           2001
                                                   ----------    ----------     ----------
                                                               (In thousands)
Total cash and invested assets, end of period      $1,286,508    $  999,902     $  879,223
                                                   ==========    ==========     ==========

Net investment income                              $   61,075    $   57,716     $   57,812
                                                   ==========    ==========     ==========

Yield on average cash and investments                     5.3%          6.1%           6.8%
                                                   ==========    ==========     ==========
Net realized investment gains (losses) on the
  sale of securities (including other-than-
  temporary declines in market value)              $    2,057    $   (5,083)    $    3,078
                                                   ==========    ==========     ==========

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

FLORIDA

American Pioneer Life Insurance Company
Peninsular Life Insurance Company

NEW YORK
American Progressive Life & Health
Insurance Company of New York

KANSAS
Pyramid Life Insurance Company

PENNSYLVANIA
Pennsylvania Life Insurance Company

TEXAS
American Exchange Life Insurance Company
Constitution Life Insurance Company
Marquette National Life Insurance Company
Union Bankers Insurance Company

CANADA
Penncorp Life Insurance Company

         Pennsylvania Life, Constitution Life, Union Bankers, American Pioneer and American Progressive are subsidiaries of American Exchange. Pyramid Life is a subsidiary of Pennsylvania Life. Marquette is a subsidiary of Constitution Life. Peninsular Life is a subsidiary of American Pioneer.

         Each of our insurance company subsidiaries is also subject to the regulations and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. Such regulations cover, among other things, the declaration and payment of dividends by our insurance company subsidiaries, the setting of rates to be charged for some types of insurance, the granting and revocation of licenses to transact business, the licensing of agents, the regulation and monitoring of market conduct and claims practices, the approval of forms, the establishment of reserves and minimum surplus requirements, investment restrictions, the regulation of maximum allowable commission rates, the mandating of some insurance benefits, minimum capital and surplus levels, and the form and accounting practices used to prepare financial statements required by statute. A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary to a loss of a right to engage in some businesses or an obligation to pay fines or make restitution, which may affect our profitability.

         Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. Generally we are required to maintain, with respect to our individual long term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare Supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent of earned premium. We provide, to the insurance departments of all states in which we conduct business, annual calculations that demonstrate compliance with required loss ratio standards for both long term care and Medicare Supplement insurance. We prepare these calculations utilizing statutory lapse and interest rate assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective premium refunds or prospective premium rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and request approval for rate increases from the respective insurance departments when we determine they are needed. We cannot guarantee that we will receive the rate increases we request.

         Under Federal and National Association of Insurance Commissioners ("NAIC") model regulations, adopted in substantially all states, there are currently 12 standard Medicare Supplement plans (Plans A through J and High Deductible Plans F and J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare Supplement insurers must offer Plan A, but may offer any of the other plans at their option. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MPDIMA") authorizes two additional plans after December 2005 (Plans K and L).

         Every insurance company that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authorities in its domicile state and file periodic reports concerning its relationships with its insurance holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

         Each of our insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company's domiciliary state with elective participation by representatives of the other states in which they are licensed to do business. We have received the report on the examination of American Pioneer as of December 31, 2002 from the Florida Insurance Department, which included no adjustments. There are no examinations currently in progress, however, we have received notification from Kansas, New York and Texas Insurance Departments stating that they will be performing examinations of Pyramid Life, American Progressive and American Exchange during 2004.

         Many states require deposits of assets by insurance companies for the protection of policyholders either in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2003, securities totaling $44.1 million, representing approximately 3.8% of the carrying value of our total investments, were on deposit with various state treasurers or custodians. As of December 31, 2002, securities totaling $35.3 million, representing approximately 3.7% of total investments, were on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

         Penncorp Life (Canada), our Canadian domiciled subsidiary, is subject to provincial regulation and supervision in each of the provinces of Canada in which it conducts business. Provincial insurance regulation is concerned primarily with the form of insurance contracts and the sale and marketing of insurance and annuity products, including the licensing and supervision of insurance marketing personnel. During the first quarter of 2002, the Canadian business of the Branch of Pennsylvania Life was merged into Penncorp Life, consolidating our Canadian operations into a single entity. This transaction was approved by the Office of the Superintendent of Financial Institutions, in Canada, and the Pennsylvania Department of Insurance.

         Other Insurance Regulatory Changes

         The NAIC and state insurance regulators in the United States are involved in a process of re-examining existing laws and regulations and their application to insurance companies. This re-examination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of nonstatutory guidelines, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model laws on specific topics as follows:

         -   investment reserve requirements;

         -   risk-based capital standards;

         -   codification of insurance accounting principles;

         -   additional investment restrictions;

         -   restrictions on an insurance company's ability to pay dividends;

         -   product illustrations; and

         -   suitability of annuity sales to seniors.

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

         Long Term Care Rate Stabilization

         In 2000, the NAIC adopted a model law intended to address the issue of the rising cost of long term care insurance and other matters. The model law includes provisions intended to assure that rates on long term care insurance policies, under which the insurer reserves the right to increase premiums, are initially set high enough to make such increases unlikely. These rate stabilization laws have been adopted in a number of states. We are complying with the laws as they are adopted by filing new policy forms and rates. Insurers are now required to certify that rates will not be increased in moderately adverse circumstances.

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

         Pennsylvania Life is a Pennsylvania insurance company, Pyramid Life is a Kansas insurance company and American Exchange, Constitution, Marquette and Union Bankers are Texas insurance companies. Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the Insurance Department, provided they do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31; or (ii) the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $10.6 million and Constitution would be able to pay $2.3 million to American Exchange (their direct parent) without the prior approval from the Pennsylvania or Texas Insurance Departments in 2004. Pyramid Life would be able to pay ordinary dividends of up to $2.2 million to Pennsylvania Life (its direct parent) without the prior approval from the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.2 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2004. American Exchange and Union Bankers had negative earned surplus at December 31, 2003 and would not be able to pay dividends in 2004 without special approval. Texas companies are also required to have positive "earned surplus", as defined by Texas regulations, which differs from statutory unassigned surplus.

         American Pioneer and Peninsular are Florida insurance companies. Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when certain conditions are met. American Pioneer had negative unassigned surplus at December 31, 2003 and would not be able to pay dividends in 2004 without special approval.

         Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American in 2004. Accordingly, we anticipate that Penncorp (Canada) will be able to pay dividends equal to its net income earned during 2004.

         Dividends Paid

         During the year ended December 31, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. Penncorp Life (Canada) paid dividends to Universal American totaling $8.1 million during 2003. CHCS Services, Inc. also paid dividends to Universal American totaling $8.5 million in 2003.

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

         Capital Contributed

         During 2003, Universal American contributed $26.0 million in capital through American Exchange to Pennsylvania Life for the purchase of Pyramid Life, and $9.5 million through American Exchange to its other domestic insurance subsidiaries to support growth and maintain capital levels. Pennsylvania Life contributed $1.0 million to Pyramid Life in 2003.

         Universal American contributed $4.2 million in capital to its U.S. insurance subsidiaries during 2002. Another $10.0 million was contributed to American Exchange during 2002 in exchange for a corresponding reduction in the surplus note.

         During 2001, Universal American contributed $11.4 million in capital to its U.S. insurance subsidiaries.

         Risk-Based Capital and Minimum Capital Requirements

         The NAIC's risk-based capital requirements for insurance companies adopted by state regulators take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. Our Canadian domiciled subsidiary, Penncorp Life (Canada), is subject to minimum continuing capital and surplus requirements, which Canadian regulators use to assess financial strength and to determine when regulatory intervention is needed. As of December 31, 2003 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level and Penncorp Life (Canada) maintained minimum continuing capital and surplus requirement ratios in excess of minimum requirements. However, should our insurance company subsidiaries' risk-based capital position decline in the future, their ability to pay dividends, required capital contributions from Universal American and the degree of regulatory supervision or control to which they are subjected might be affected.

         Guaranty Association Assessments

         Our insurance company subsidiaries can be required, under solvency or guaranty laws of most jurisdictions in which they do business, to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. The insurance company subsidiaries provide for known and expected insolvency assessments based on information provided by the National Organization of Life & Health Guaranty Associations. Our insurance company subsidiaries have not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

         Recent Medicare Reform Legislation

         In 2003 Congress passed significant Medicare reform legislation, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MPDIMA"). There are several components to the bill that may have an impact on our Medicare Supplement business, but there are two fundamental components that will be most relevant. First, the bill establishes a prescription drug benefit under Medicare ("Part D") and a mechanism for private insurers to offer this program. Second, the bill contains significant incentives designed to improve current Medicare+Choice (now to be known as Medicare Advantage) plans, and to encourage new Medicare Advantage plans to enter the market on a favorable basis.

         The legislation may create some downward pressure on our Medicare Supplement sales starting in 2004, largely because the increased government reimbursements for managed care plans will encourage HMOs to add benefits to existing plans or add new plans, in more jurisdictions. In addition, an increase in the market acceptance of Medicare Advantage plans may adversely affect our persistency. Nevertheless, we believe that many seniors will continue to want full choice and non-restricted access, as opposed to managed care plans, and we believe that Medicare Supplement and Medicare Select plans will remain viable options under the new legislation.

         Health Care Reform

         From time to time, numerous proposals have been considered, and in some cases enacted, in Congress and the state legislatures to reform aspects of the health care financing system.

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a significant federal health care financing reform, restricted the ability of insurers to utilize medical underwriting and pre-existing condition provisions in health insurance policies issued to persons who were previously insured under qualifying policies. These changes affect only a small part of the coverages we write, but may have an adverse effect on them. HIPAA also mandates the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information, which became effective in stages in 2003. We have implemented policies and procedures to comply with the Privacy and Electronic Data Interchange and Code Sets rules. We anticipate that we will meet the HIPPA Security Rule changes that will become effective in 2005, many of which have been implemented with the Privacy portion of HIPPA.

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

 Proposals for further federal reforms have included, among other things, restricting coverage of deductible and co-payments on Medicare Supplement policies, coverage to persons under age 65 and employer-based insurance systems, subsidizing premiums for lower income people and programs, regulating policy availability, affordability of public and private programs standardization of major medical or long term care coverages, imposing mandated or target loss ratios or rate regulation, and requiring the use of community rating or other means that further limit the ability of insurers to differentiate among risks, or mandating utilization review or other managed care concepts to determine what benefits would be paid by insurers.

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

         These or other reform proposals could necessitate revisions in our Medicare supplement products could increase or decrease the level of competition among health care insurers and could significantly affect our health insurance business, although it is not possible to predict which proposals will be adopted and what their effect will be.

         Other potential initiatives, designed to tax insurance premiums or shift medical care costs from government to private insurers, could affect our business, perhaps adversely.

         Other Changes in Legislation

         Effective October 1, 2003, the Federal Government removed the exemption for insurance companies as it relates to "Do Not Call" regulations. Insurance companies are now required to develop their own "Do Not Call" lists and reference state and Federal Do Not Call Registries, before making calls to market insurance products. Approximately two thirds of the country's residential telephone numbers are on the Federal registry, which could limit the marketing calls made and potentially negatively impact sales.

         The Federal government has drafted the portion of the USA PATRIOT Act that will apply to insurance companies. It is expected to become effective in mid 2004. Insurance companies will have to impose tighter processes and procedures to more thoroughly verify its applicants, insureds, claimants, and premium payers in an effort to prevent money laundering.

         In September 2003, the NAIC adopted the Senior Protection in Annuity Transaction Model Regulation. It is expected that most states will adopt the regulation swiftly. The Model regulation imposes additional obligations on insurance producers and their supervisors relating to annuity sales to customers age 65 and over. The burden of demonstrating suitability of the recommended annuity is that of the producer with oversight responsibilities imposed on the producer's supervisor and the insurer. We are developing guidelines to distribute to our sales forces to assist in complying with the regulations.

         Since insurance is a regulated business with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on our business.

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

EMPLOYEES

         As of February 27, 2004, we employed approximately 900 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

         We also make available free of charge, on or through its Internet website (http://www.uafc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

ITEM 2 - PROPERTIES

         Our executive offices are in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Orlando, Florida. Our Canadian operations are located in Mississauga, Ontario, Canada. Our Administrative Services operations occupy office space in Pensacola and Weston Florida. We lease all of the approximately 189,000 square feet of office space that we occupy. Management considers its office facilities suitable and adequate for the current level of operations.

         In addition to the above, Pennsylvania Life and Penncorp Life (Canada) is the named lessee on approximately 57 properties occupied by Career Agents for use as field offices. Rent for these field offices is reimbursed by the agents.

ITEM 3 - LEGAL PROCEEDINGS

         We have litigation in the ordinary course of our business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on us.

         A lawsuit was commenced in 2002 against Universal American, American Progressive and Richard A. Barasch by Marvin Barasch, a former Chairman of American Progressive and Universal American. The five counts in the lawsuit primarily arose out of Marvin Barasch's employment with the Company and included personal claims against Richard Barasch. In July 2003 all of the counts were dismissed, except for the allegation of age discrimination under New York State law. In December, 2003, the company entered into a settlement agreement and general release with Marvin Barasch pursuant to which Marvin Barasch was paid $0.3 million in full settlement of the allegations. The payment was covered, in part, by our employment practices liability insurance.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF PUBLICLY TRADED SECURITIES

         Our common stock is quoted on the NASDAQ National Market under the symbol "UHCO". The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

                                       Common Stock
                                    ------------------
                                      High       Low
                                    -------    -------
2002
First Quarter                       $  6.99    $  5.61
Second Quarter                         7.89       6.24
Third Quarter                          7.10       4.90
Fourth Quarter                         7.27       3.84

2003
First Quarter                       $  6.06    $  5.20
Second Quarter                         6.99       5.60
Third Quarter                          9.40       5.95
Fourth Quarter                        12.45       8.50

2004
First Quarter through February 27   $ 10.65    $  9.36

         As of February 27, 2004, there were approximately 1,676 holders of record of our common stock. On February 27, 2004, the closing bid and ask sales prices for our common stock were $10.49 and $10.52.

DIVIDENDS

         We have neither declared nor paid dividends on our common stock and we are currently prohibited from paying dividends to stockholders under our current credit agreement. There are also various legal limitations governing the extent to which the Company's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to Universal American. Any future decision to pay dividends will be made by our board of directors in light of conditions then existing, including our results of operations, financial condition and requirements, loan covenants, insurance regulatory restrictions, business conditions and other factors. In addition, our ability to pay cash dividends, if and when we should wish to do so, may depend on the ability of our subsidiaries to pay dividends to our holding company and on compliance with the covenants in our credit facility. See "Regulation - Dividend Restrictions."

SALES OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT

         During our fiscal quarters ended March 31, 2003 and June 30, 2003, we issued shares of our Common Stock on the dates and in the amounts set forth below to our employees, as stock awards for performance rendered to us pursuant to our stock bonus plan. Each of these shares was reissued from our treasury stock. No proceeds were received by us in connection with the issuance of such shares. Each of these issuances was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The issuances did not involve any public offering and each employee received shares that had legends to indicate that such shares are not registered under the Securities Act and can not be transferred in the absence of such a registration or an exemption from registration. Each employee who received such shares is a member of our management.

     Date of           Number
    Issuance         of Shares
January 15, 2003        7,721
April 1, 2003         181,914

         In addition, during our fiscal quarters ended March 31, 2003 and June 30, 2003, we issued shares of our Common Stock on the dates and in the amounts set forth below to our directors, employees and agents who had exercised options previously granted pursuant to our employee and/or agent stock award plans. No proceeds were received by us in connection with the issuance of such shares other than payment of the exercise price pursuant to the applicable option award. These issuances were made inadvertently without an effective registration under the Securities Act because the registration statement on Form S-2 under which the shares were registered (the "Form S-2") had not been updated. On October 20, 2003, we filed a post-effective amendment to the Form S-2 to reallocate certain shares among our stock award plans and to update the registration statement as required to bring it into technical compliance. Such post-effective amendment has been declared effective by the Securities and Exchange Commission. During the period in which the Form S-2 was not updated, we were current in all our reporting obligations under the Securities and Exchange Act of 1934.

    Date of                         Number
    Issuance                      of Shares
January 9, 2003                     1,500
January 13, 2003                    1,500
January 14, 2003                    8,000
January 14, 2003                    3,500
February 5, 2003                    2,200
March 5, 2003                       1,300
March 14, 2003                      1,100
March 14, 2003                     18,400
March 18, 2003                     20,600
March 18, 2003                      1,400
April 2, 2003                       1,400
May 21, 2003                       16,000
May 21, 2003                        9,000
May 21, 2003                       10,000
May 23, 2003                        5,000
May 28, 2003                       75,000
May 28, 2003                       10,000
May 29, 2003                        7,000
June 2, 2003                        5,000
June 2, 2003                        5,000
June 3, 2003                        1,000
June 5, 2003                      162,000
June 12, 2003                       7,886
June 12, 2003                       4,500
June 20, 2003                      20,000
June 27, 2003                       1,000
                                  -------
Total                             401,886
                                  =======

EQUITY COMPENSATION PLANS

         The following table sets forth information relating to equity securities authorized for issuance under the Company's equity compensation plans as of December 31, 2003:

                                        NUMBER OF             WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                      SECURITIES TO               EXERCISE            REMAINING AVAILABLE
                                      BE ISSUED UPON              PRICE OF            FOR FUTURE ISSUANCE
                                       EXERCISE OF              OUTSTANDING              UNDER EQUITY
                                       OUTSTANDING                OPTIONS,             COMPENSATION PLANS
                                    OPTIONS, WARRANTS             WARRANTS           (EXCLUDING SECURITIES
        PLAN CATEGORY                  AND RIGHTS                AND RIGHTS          REFLECTED IN COLUMN (a))
------------------------------      -----------------         ----------------       ---------------------
                                           (a)                       (b)                       (c)
Equity compensation plans
  approved by security holders         5,458,305(1)           $           4.18              357,586(2)
Equity compensation plans not
  approved by security holders           201,124(3)           $           3.98                    0(4)
                                       ---------              ----------------            ---------
Total                                  5,659,429              $           4.17              357,586
                                       =========              ================            =========

------------------
(1) Consists of shares of Universal American Financial Corp. Common Stock to be issued upon the exercise of options granted pursuant to the Company's 1998 Incentive Compensation Plan approved by the Company's stockholders.

(2) Securities remaining available for issuance under the 1998 Incentive Compensation Plan. See below for a description of the plan. Shares may also be issued in connection with stock appreciation rights, restricted stock and other awards.

(3) Consists of shares of Universal American Financial Corp. Common Stock to be issued upon the exercise of options granted pursuant to the Career Agent Stock Plan and the Regional Equity Plan For Career Agency Managers filed on Form S-2. See below for a description of the Plans.

(4)  Plan terminated as of December 31, 2001.

INCENTIVE STOCK OPTION PLAN

         On May 28, 1998, the Company's shareholders approved its 1998 Incentive Compensation Plan (the "1998 ICP"). The 1998 ICP superseded the Company's Incentive Stock Option Plan, which had been approved by the shareholders in April 1983 and amended in May 1987, June 1989, June 1994 and June 1995. Options previously granted under the Company's Incentive Stock Option Plan will remain outstanding in accordance with their terms and the terms of the respective plans. The 1998 ICP provides for grants of stock options as well as stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property ("Awards"). Executive officers, directors, and other officers and employees of the Company or any subsidiary, as well as other persons who provide services to the Company or any subsidiary, are eligible to be granted Awards under the 1998 ICP. Under the 1998 ICP and the previous Incentive Stock Option Plan, stock options ("Incentive Stock Options") are granted to provide an additional means of providing incentive to executives and other "key salaried employees" of the Company (which is defined under section 422A of the Internal Revenue Code as employees of the Company and its subsidiaries).

         Within the limits of the 1998 ICP, the Company's Board of Directors, in its discretion, determines the participants, the number of options to be granted and the purchase price and terms of each option. The price for the shares covered by each option is required to be not less than 100% of the fair market value at the date of grant. Options generally expire ten years from the date of grant or termination and become exercisable in installments as determined by the Board of Directors commencing one year after date of grant.

CAREER AGENTS STOCK PLAN AND REGIONAL EQUITY PLAN FOR CAREER AGENCY MANAGERS

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

         Information regarding our equity compensation plans is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                        As of or for the year ended December 31,
                                                     ---------------------------------------------------------------------------
                                                       2003 (4)          2002            2001           2000 (3)        1999 (2)
                                                     -----------     -----------       ---------       ---------       ---------
                                                                       (in thousands, except per share data)
INCOME STATEMENT DATA:
   Direct premium and policyholder fees              $   700,415     $   586,686       $ 513,575       $ 451,323       $ 252,553
   Reinsurance premium assumed                            27,042           5,075           2,549           3,055           1,751
   Reinsurance premium ceded                            (280,489)       (325,184)       (286,918)       (234,625)       (138,827)
                                                     -----------     -----------       ---------       ---------       ---------

   Net premium and other policyholder fees               446,968         266,577         229,206         219,753         115,477
   Net investment income                                  61,075          57,716          57,812          56,945          29,313
   Realized gains (losses)                                 2,057          (5,083)          3,078             146            (241)
   Fee and other income                                   12,648          12,313          10,847           7,247           3,587
                                                     -----------     -----------       ---------       ---------       ---------

   Total revenues                                        522,748         331,523         300,943         284,091         148,136
   Total benefits, claims and other deductions           456,269         287,493         257,580         251,025         132,080
                                                     -----------     -----------       ---------       ---------       ---------
   Income before taxes                                    66,479          44,030          43,363          33,066          16,056

   Net income after taxes                                 43,052          30,127          28,925          22,885           9,813
   Net income applicable to common
     shareholders (1)                                     43,052          30,127          28,925          22,885           9,633

PER SHARE DATA:
   Net income applicable to common
     shareholders (1):
     Basic                                           $      0.80     $      0.57       $    0.58       $    0.49       $    0.42
     Diluted                                         $      0.78     $      0.56       $    0.57       $    0.49       $    0.34

   Book value per share                              $      6.41     $      5.42       $    4.38       $    3.72       $    2.92

                                                         As of December 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:                           (In thousands, except per share data)
Total cash and investments         $1,286,508   $  999,902   $  879,223   $  824,930   $  812,297
Total assets                        1,780,948    1,401,668    1,270,216    1,189,864    1,153,421
Policyholder related liabilities    1,251,055      993,686      914,073      884,011      877,347
Outstanding bank debt                  38,172       50,775       61,475       69,650       70,000
Trust preferred securities             75,000       15,000            -            -            -
Total stockholders' equity            345,738      286,769      230,770      173,949      133,965

DATA REPORTED TO REGULATORS (5):
Statutory capital and surplus      $  179,028   $  129,679   $  123,285   $  101,367   $  105,281
Asset valuation reserve                 1,542          858        3,985        5,384        5,585
                                   ----------   ----------   ----------   ----------   ----------
Adjusted capital and surplus       $  180,570   $  130,537   $  127,270   $  106,751   $  110,866
                                   ==========   ==========   ==========   ==========   ==========

------------------
(1) After provision for Series C Preferred Stock dividends of $180 for the year ended December 31, 1999.

(2) Includes the results of the companies acquired in the 1999 acquisition, since their acquisition on July 30, 1999.

(3) Includes the results of American Insurance Administration Group, Inc. since its acquisition on January 6, 2000, and Capitated Health Care Services, Inc. since its acquisition on August 10, 2000.

(4) Includes the results of Pyramid Life since its acquisition on March 31, 2003,

(5) Includes capital and surplus of Penncorp Life (Canada) of C$82,907 as of December 31, 2003, C$59,724 as of December 31, 2002, C$32,314 as of
     December 31, 2001, C$30,421 as of December 31, 2000 and C$31,531 as of December 31, 1999, as reported to the Office of the Superintendent of Financial Institutions Canada, converted at the related exchange rates of C$0.7654 per U.S. $1.00 as of December 31, 2003, C$0.6377 per U.S. $1.00 as
     of December 31, 2002, C$0.6261 per U.S. $1.00 as of December 31, 2001,
     C$0.6671 per U.S. $1.00 as of December 31, 2000, and C$0.6900 per U.S.
     $1.00 as of December 31, 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements in this report or incorporated by reference into this report and oral statements made from time to time by our representatives constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," "estimate," "plan," "intend" or similar words generally involve forward-looking statements. Forward-looking statements include statements about development and distribution of our products, investment spreads or yields, the impact of proposed or completed acquisitions, the adequacy of reserves or the earnings or profitability of our activities. Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively and our ability to grow our business through internal growth as well as through acquisitions. Other risks and uncertainties may be related to the insurance industry generally or the overall economy, such as regulatory developments, industry consolidation and general economic conditions and interest rates. We disclaim any obligation to update forward-looking statements.

INTRODUCTION

         The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere.

         We own ten insurance companies (collectively, the "Insurance Subsidiaries"): American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Peninsular Life Insurance Company ("Peninsular"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Penncorp Life Insurance Company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life") and Union Bankers Insurance Company ("Union Bankers"). Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance in all fifty states, the District of Columbia and all the provinces of Canada. In addition to our insurance company subsidiaries, we own a third party administrator, CHCS Services, Inc., that administers senior market business for more than 48 unaffiliated insurance companies, and also administers such business for our own companies. Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

OVERVIEW

         Our principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. We also report the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of our segments follows:

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

         SENIOR MARKET BROKERAGE -- This segment includes the operations of American Pioneer, American Progressive, Constitution and Union Bankers that distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products include Medicare Supplement/Select, long term care, senior life insurance and annuities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. We have identified the following accounts that involve a higher degree of judgment and are subject to a significant degree of variability: include policy related liabilities, deferred policy acquisition costs, present value of future profits and other amortizing intangibles, valuation of certain investments and income taxes.

         Policy related liabilities

         We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage awards. Therefore, the reserves and liabilities we establish are based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of transferred policy liabilities is subject to similar estimates and assumptions. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders' equity.

         Deferred policy acquisition costs

         The cost of acquiring new business, principally non-level commissions and agency production, underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. For interest-sensitive life and annuity products, these costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises."

         The determination of expected gross profits for intrest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business will vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

         Present Value of Future Profits and other Intangibles

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

         On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2003.

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

         Income taxes

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

ACQUISITIONS, DIVESTITURES AND FINANCING ACTIVITY

         Acquisition of Ameriplus

         On August 1, 2003, we acquired 100% of the outstanding common stock of Ameriplus Preferred Care, Inc. ("Ameriplus"). Ameriplus is engaged in the business of creating and maintaining a network of hospitals for the purpose of providing discounts to our Medicare Select policyholders. Ameriplus' network is utilized in connection with Medicare Select policies written by subsidiaries of Universal American and can be offered to non-affiliated parties as well. Ameriplus receives network fees when premiums for these Medicare Select policies are collected.

         Acquisition of Guarantee Reserve Marketing Organization

         Effective July 1, 2003, we entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance, primarily for seniors.


         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with us administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning in the second quarter of 2004 as the products are approved for sale in each state, new business will be written by our subsidiaries, with 50% of the risk ceded to Swiss Re.

         Since its acquisition in 2003, this marketing organization produced more than 36,000 applications and more than $15.2 million of issued annualized life insurance premium, which is 50% retained by us.

         Recapture of Reinsurance Ceded

         Effective April 1, 2003, our subsidiary, American Pioneer entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with Transamerica. Pursuant to the first of these contracts American Pioneer ceded to Transamerica 90% of approximately $50 million of annualized premium that it had acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to Transamerica 75% of certain new business from October 1996 through December 31, 1999. As of April 1, 2003, approximately $27 remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

         Acquisition of Pyramid Life

         On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement and Select, long term care, life insurance, and annuities. With this acquisition we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. Pyramid Life markets its products in 26 states through a career agency sales force of over 1,100 agents operating out of 32 Senior Solutions Sales Centers. During the full year 2003, Pyramid Life agents produced more than $27 million of annualized new sales. Following a transition period that took approximately ten months, the Pyramid Life business has been fully transitioned into our existing operations, where we will be able to take advantage of increased scale and efficiencies. Operating results generated by Pyramid Life prior to the date of acquisition are not included in our consolidated financial statements. Refer to Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-K for additional information on the acquisition.

         Refinancing of Debt

         Prior to March 31, 2003, we had $38 million outstanding on our term loan credit facility. In connection with the acquisition of Pyramid Life (see
Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-K) on March 31, 2003, we entered into a new $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. We used the proceeds from the new term loan to repay the balance outstanding on our existing term loan and fund the purchase of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. A portion of the proceeds from Trust preferred issuances in May 2003 and October 2003 (see below) were used to reduce the balance of the term loan by $21.0 million during 2003. None of the revolving loan facility was drawn as of December 31, 2003 (Refer to Note 14 - Loan Agreements in our consolidated financial statements included in this Form 10-K).

         Trust Preferred Issuances

         During 2003, we issued $60.0 million of fixed and floating rate trust preferred securities through subsidiary trusts, which including the $15.0 million issued in December 2002, results in a total of $75 million of such securities outstanding. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Note 15 - Trust Preferred Securities in our consolidated financial statements included in this Form 10-K).

         Acquisition of Nationwide Block of Business

         In November 2002 we entered into an agreement with Nationwide Life Insurance Company ("Nationwide") to acquire, through a 100% quota share reinsurance agreement, Nationwide's individual Medicare Supplement policies. Approximately $22 million of annualized premium was in force at December 31, 2003.

PENDING TRANSACTION - ACQUISITION OF HERITAGE HEALTH SYSTEMS, INC.

         In March 2004, we signed a definitive contract to acquire Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for approximately $98 million in cash. The closing of the acquisition is subject to regulatory approvals and other customary conditions, and is expected to occur in the second quarter of 2004. Founded in 1995, Heritage has approximately 15,700 Medicare members and has annualized revenues of approximately $132 million. As of the closing, Heritage is projected to have approximately $14 million of equity capital and no debt.

         We intend to finance this acquisition using approximately $34 million of cash on hand, with the balance coming from the proceeds of a senior credit facility to be arranged by Banc of America Securities, LLC. In connection with this financing, we will incur a non-cash, after-tax expense of approximately $1.1 million relating to the unamortized fees on the current facility that will be replaced.

HEALTH MAINTENANCE ORGANIZATION ("HMOs") DIS-ENROLLMENT

         Beginning in 1998, many HMOs realized that their Medicare programs were unprofitable and, therefore, decided to terminate these programs. As a result, millions of seniors were involuntarily dis-enrolled from these programs. This development contributed to our increased new sales of Medicare Supplement products in 2001 and 2000. Under applicable legislation, such dis-enrollees had the right to acquire Medicare Supplement insurance without medical underwriting or pre-existing condition limitations. As we expected, beginning in 2002 new sales of our Medicare products have slowed since the HMOs are not dis-enrolling members as much as they were in prior years. To offset this impact, we have continued to expand geographically, and we have stepped up recruiting effort to augment our production. Additionally, we have increased our retention on new Medicare Supplement business. As a result, we believe that we will continue to grow our net premiums.

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

                                                         For the year ended December 31,
                                                          2003        2002         2001
                                                        --------    --------    --------
                                                                 (in thousands)
Career Agency (1)                                       $ 46,472    $ 33,470    $ 28,427
Senior Market Brokerage (1)                               17,678      14,904      13,716
Administrative Services (1)                               11,018       7,632       6,625


Corporate & Eliminations                                 (10,746)     (6,893)     (8,483)

Realized gains (losses)                                    2,057      (5,083)      3,078
                                                        --------    --------    --------

Income before income taxes (1)                            66,479      44,030      43,363

Income taxes, excluding capital gains and other items    (23,325)    (17,286)    (14,098)
Income taxes on capital gains                               (720)      1,779      (1,077)
Income taxes on early extinguishments of debt                618           -           -
Release of valuation allowance                                 -       1,604         737
                                                        --------    --------    --------
Total income taxes                                       (23,427)    (13,903)    (14,438)
                                                        --------    --------    --------
    Net income                                          $ 43,052    $ 30,127    $ 28,925
                                                        ========    ========    ========
Per Share Data (Diluted):

    Net income                                          $   0.78    $   0.56    $   0.57
                                                        ========    ========    ========

(1) We evaluate the results of operations of our segments based on income before realized gains and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. The schedule above reconciles our operating income to net income in accordance with generally accepted accounting principles.

YEARS ENDED DECEMBER 31, 2003 AND 2002

         Net income for 2003 increased 43%, to $43.1 million, or $0.78 per share, compared to $30.1 million, or $0.56 per share in 2002.

         During 2003, we recognized realized gains, net of tax of $1.3 million, or $0.02 per share, compared to realized losses, net of tax of $3.3 million, or $0.06 per share in 2002. The losses in 2002 were primarily a result of the recognition of an impairment of our WorldCom holdings.

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

         Our overall effective tax rate was 35.2% for 2003 as compared to 31.6% for 2002. As noted below, 2002 results benefited from the release of a portion of a tax valuation reserve that added $0.03 per share. Excluding the release of the tax valuation allowance, the effective tax rate was 35.2% in 2002.

         Our Career Agency segment results improved by $13.0 million, or 39%, to $46.5 million in 2003 compared to 2002, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar.

         Senior Market Brokerage segment 2003 results improved by $2.8 million, or 19%, to $17.7 million compared to 2002. This improvement is the result of the increase in our net retained business and improved loss ratios for our Medicare Supplement/Select business.

         Administrative Services segment income improved by $3.4 million, or 44%, compared to 2002. This improvement is primarily a result of the growth in premiums managed and the scheduled reduction in the amortization of the present value of future profits ("PVFP").

         The loss from the Corporate segment increased by $3.9 million, or 56%, compared to 2002, due primarily to the charge associated with the refinancing of our debt and the increase in financing costs and other parent company expenses.

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

         Our Career Agency segment income increased by $5.0 million or 18%, compared to 2001. This reflects an increase in new sales and improved loss ratios for our disability business.

         Our senior market brokerage segment results improved by $1.2 million, or more than 9%. This improvement is primarily the result of improved loss ratios for our Medicare Supplement/Select business. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling in 2000.

         Administrative services segment income improved by $1.0 million or 15% in 2002 compared to 2001. The increase is due primarily to the growth in the Medicare Supplement business being serviced by our administrative services company.

         The decrease in the loss from our corporate segment is due primarily to the reduction in interest cost. This reduction was due to a combination of a declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2001.

SEGMENT RESULTS - CAREER AGENCY

                                                        For the year ended December 31,
                                                        2003          2002         2001
                                                      ---------    ---------    ---------
                                                                 (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                    $  20,267    $  14,900    $  14,116
  Accident & health                                     199,661      110,450      112,028
                                                      ---------    ---------    ---------
  Net premiums                                          219,928      125,350      126,144
Net investment income                                    37,244       33,537       32,768
Other income                                                509          328        1,383
                                                      ---------    ---------    ---------
  Total revenue                                         257,681      159,215      160,295
                                                      ---------    ---------    ---------

Policyholder benefits                                   137,278       75,519       83,947
Interest credited to policyholders                        6,305        2,910        1,981
Change in deferred acquisition costs                    (26,493)     (15,308)     (12,178)
Amortization of present value of future profits and
goodwill                                                  2,335            -            7
Commissions and general expenses, net of allowances      91,784       62,624       58,111
                                                      ---------    ---------    ---------
  Total benefits, claims and other deductions           211,209      125,745      131,868
                                                      ---------    ---------    ---------
  Segment income                                      $  46,472    $  33,470    $  28,427
                                                      =========    =========    =========

         The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 12%, to C$0.7141 per US$1.00 for 2003, from C$0.6370 per US$1.00 for 2002. This strengthening added approximately $1.5 million to the Career Agency segment results for 2003, compared to 2002. See Item 7A - Quantitative and Qualitative Disclosures about Market Risk for additional information.

YEARS ENDED DECEMBER 31, 2003 AND 2002

         Our Career Agency segment results improved by $13.0 million, or 39%, to $46.5 million in 2003 compared to 2002, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar.

REVENUES. Net premiums for the Career Agency segment increased by approximately $94.6 million, or 76%, compared to 2002, primarily as a result of the $88.4 million in premiums from the Pyramid Life business. Canadian premiums accounted for approximately 25% of the net premiums of this segment in 2003 and 39% of the net premiums in 2002. Net Canadian premiums increased approximately $6.6 million, however, the percentage of Canadian premiums dropped as a result of the increase in U.S. premiums from the addition of the Pyramid Life business.

         The Career agents also sold $63.6 million of fixed annuities during 2003, compared to $33.0 million in 2002. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income increased by approximately $3.7 million, or 11%, compared to 2002. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life (net of the assets used to fund a portion of the acquisition) and the sale of annuities, offset by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $61.8 million, or 82% compared to 2002, primarily as a result of the increase in business in force. Approximately $60.9 million of the increase relates to the Pyramid Life business added in 2003. Overall loss ratios for the segment increased to 62% in 2003 from 60% in 2002, primarily due to the increase in Medicare Supplement business from the Pyramid acquisition, which has higher loss ratios than the existing Career Segment business. Interest credited increased by $3.4 million, due to the increase in annuity balances as a result of the continued strong sales.

         The increase in deferred acquisition costs was approximately $11.2 million more in 2003, compared to the increase in 2002. This is directly related to the increase in the new business added by Pyramid Life, as well as continued strong sales of annuities generated by the segment during 2003.

         Commissions and general expenses increased by approximately $29.2 million, or 47%, in 2003 compared to 2002. Approximately $27.2 million of the increase relates to the Pyramid Life business, with the balance relating primarily to the increase in the segment's new business.

YEARS ENDED DECEMBER 31, 2002 AND 2001

         Our Career Agency segment income increased by $5.0 million or 18%, compared to 2001. This reflects an increase in new sales and improved loss ratios for our disability business.

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

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                        For the year ended December 31,
                                                        2003         2002          2001
                                                      ---------    ---------    ---------
                                                                (in thousands)
Net premiums and policyholder fees:
  Life and annuity                                    $  19,198    $  16,169    $  16,491
  Accident & health                                     207,842      125,058       86,571
                                                      ---------    ---------    ---------
  Net premiums                                          227,040      141,227      103,062
Net investment income                                    23,873       23,946       25,174
Other income                                                415          325          205
                                                      ---------    ---------    ---------
  Total revenue                                         251,328      165,498      128,441
                                                      ---------    ---------    ---------

Policyholder benefits                                   169,356      105,887       81,072
Interest credited to policyholders                        8,595        8,053        8,288
Change in deferred acquisition costs                    (24,610)     (12,575)      (7,038)
Amortization of present value of future profits and
goodwill                                                    317          128          424
Commissions and general expenses, net of allowances      79,992       49,101       31,979
                                                      ---------    ---------    ---------
  Total benefits, claims and other deductions           233,650      150,594      114,725
                                                      ---------    ---------    ---------

  Segment income                                      $  17,678    $  14,904    $  13,716
                                                      =========    =========    =========

         The table below details the gross premiums and policyholder fees collected for the major product lines in the Senior Market brokerage segment and the corresponding average amount of net premium retained after reinsurance. We reinsure a substantial portion of our Senior Market Brokerage products to unaffiliated third party reinsurers under various quota share coinsurance agreements. Medicare Supplement/Select written premium is reinsured under quota share coinsurance agreements ranging between 25% and 75% based upon the geographic distribution of the underlying policies. We have also acquired various blocks of Medicare Supplement premium, which are 100% reinsured under quota share coinsurance agreements. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes. In 2002 and 2003, we increased our retention on new Medicare Supplement/Select business, causing the percentage of net retained premium to increase as seen below. Additionally, the recapture of the Transamerica treaties, effective April 1, 2003, and the acquisition of the Nationwide block of Medicare Supplement business in November 2002, increased the net retained premium. Beginning in 2004, all new Medicare Supplement/Select business will be 100% retained.

                                             2003                 2002                    2001
                                             ----                 ----                    ----
                                       Gross       Net      Gross        Net       Gross         Net
                                     Premiums   Retained   Premiums   Retained    Premiums    Retained
                                     --------   --------   --------   --------    --------    --------
                                                             (in thousands)
Medicare Supplement acquired         $177,592      39%     $151,073      11%      $149,287        7%
Medicare Supplement/Select written    253,455      47%      241,411      36%       161,121       31%
Other senior supplemental health       25,799      60%       24,949      60%        22,553       61%
Other health                           15,564      31%       20,318      29%        29,526       47%
Senior life insurance                  13,554      62%        8,227      58%         8,328       69%
Other life                             13,110      83%       14,716      79%        14,700       73%
                                     --------              --------               --------

Total gross premiums                 $499,074      46%     $460,694      31%      $385,515       27%
                                     ========              ========               ========

YEAR ENDED DECEMBER 31, 2003 AND 2002

         Senior Market Brokerage segment 2003 results improved by $2.8 million, or 19%, to $17.7 million compared to 2002. This improvement is the result of the increase in our net retained business and improved loss ratios for our Medicare Supplement/Select business.

         REVENUES. Gross direct and assumed premium written increased $38.4 million, or 8%, to $499.1 million over 2002. The increase in the Medicare Supplement acquired premiums of $26.5 million, or 18%, was primarily due to the premiums assumed from the Nationwide block of business, beginning in November 2002. Medicare Supplement/Select premiums increased $12.0 million, or 5%, as a result of continued new sales, rate increases and better than assumed persistency. The increase was partially offset by excess lapsation of a block of Connecticut Medicare Supplement business during the first quarter of 2003. During 2003, we also experienced a 65%, or $5.3 million, increase in senior life insurance premium due to organic growth, as well as the addition of the premium written by the recently acquired Guarantee Reserve marketing organization. These increases were partially offset by a decrease of $4.8 million in other health premium, primarily as a result of anticipated lapsation.

Net premiums for 2003 increased by $85.8 million, or 52%, over 2002. Net premiums grew faster than gross premiums primarily as a result of the recapture of the Transamerica treaties, the acquisition of the Nationwide business, and our decision to reinsure less premium and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained to 46% in 2003 from 31% in 2002.

         Approximately $62.3 million in annuity deposits were received during 2003 compared to $17.3 million during. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income for 2003 was level with 2003, as the increase in the segment's invested assets was offset by an overall decline in reinvestment yields.

BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $63.5 million, or 60%, compared to 2002. The increase is due primarily to the increase in our net retained business as a result of the recapture of the Transamerica treaties, our acquisition of the Nationwide block of business and the increase in our net retained new business premium. Additionally, we experienced an increase in losses on the discontinued block of Florida home healthcare business over 2002, as well as favorable experience and reserve development on certain runoff blocks of business in the first quarter of 2002 that did not repeat in 2003. However, during 2003, loss ratios on our Medicare Supplement/Select business improved to 67.6% from 69.1% in 2002.

         Interest credited to policyholders increased by $0.5 million, or 7%, compared to 2002 due to the increase in annuity balances as a result of strong sales of annuities.

         The increase in deferred acquisition costs was approximately $12.0 million more in 2003, compared to the increase in 2002. The increase was driven by the increase in new life and annuity business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $15.2 million of annualized premium written by the Guarantee Reserve marketing organization. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles. The increase was offset, in part, by the accelerated amortization of the deferred costs relating to excess lapsation on a block of Connecticut Medicare Supplement policies during the first quarter of 2003.

         Commissions and other operating expenses increased by approximately $30.9 million, or 63%, in 2003 compared to 2002. The following table details the components of commission and other operating expenses:

                                                        2003        2002
                                                      --------    --------
Commissions                                           $ 83,171    $ 80,816
Other operating costs                                   63,698      60,455
Reinsurance allowances                                 (66,877)    (92,170)
                                                      --------    --------
Commissions and general expenses, net of allowances   $ 79,992    $ 49,101
                                                      ========    ========

         The ratio of commissions to gross premiums decreased to 16.7% during 2003, from 17.5% in 2002, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.8% during 2003 compared to 13.12% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 24.6% during 2003 compared to 28.9% in 2002, primarily due to the reduction in new business ceded, the recapture of the Transamerica treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

YEAR ENDED DECEMBER 31, 2002 AND 2001

                  Our senior market brokerage segment results improved by $1.2 million, or more than 9%. This improvement is primarily the result of improved loss ratios for our Medicare Supplement/Select business. However, this was partially offset by an increase in claims relating to a block of home health care policies that we stopped selling in 2000.

         REVENUES. New production of our Senior Market products amounted to $98.2 million in 2002. This represents a 10% decrease compared to $109.5 million in 2001. As we anticipated, new sales of our Medicare products have slowed since Health Maintenance Organizations ("HMOs") are not dis-enrolling members as much as in prior years. We have continued to expand geographically and have increased our recruiting efforts to further augment our production. Additionally, $17.6 million of fixed annuities were sold during 2002, compared to $7.1 million in 2001, which are not reported as premiums for GAAP.

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

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $24.8 million, or 31%, compared to 2001. The increase is due primarily to higher annualized premium in force in our Medicare Supplement lines, even though our loss ratio for this line improved. Additionally, we experienced an increase in claims in a block of home health care business that we stopped selling in 2000. We implemented a 30% rate increase on this block during 2002, and again in 2003, and we will continue to file for additional rate increases so that we can mitigate the effect of this block on the earnings of the segment. We have not experienced a similar increase in claims in any of the long term care blocks that we are currently marketing.

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

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                             For the year ended December 31,
                                                            2003         2002           2001
                                                          -------       -------       -------
                                                                    (in thousands)
Affiliated Fee Revenue
Medicare Supplement                                       $22,478       $18,604       $13,268
Long term care                                              2,589         2,635         1,907
Life Insurance                                              2,480           347           388
Other                                                       1,797         1,245           745
                                                          -------       -------       -------
   Total Affiliated Revenue                                29,344        22,831        16,308
                                                          -------       -------       -------

Unaffiliated Fee Revenue
Medicare Supplement                                         9,469         9,022         9,571
Long term care                                              7,065         8,205         5,203
Non-insurance products                                      1,563         1,270           204
Other                                                       1,042         1,420         1,545
                                                          -------       -------       -------
   Total Unaffiliated Revenue                              19,139        19,917        16,523
                                                          -------       -------       -------

Service fee and other income                               48,483        42,748        32,831
Net investment income                                          48           470           322
                                                          -------       -------       -------
  Total revenue                                            48,531        43,218        33,153
                                                          -------       -------       -------

Amortization of present value of future profits and
goodwill                                                      370         1,514         2,206
General expenses                                           37,143        34,072        24,322
                                                          -------       -------       -------
  Total expenses                                           37,513        35,586        26,528
                                                          -------       -------       -------

Segment income                                             11,018         7,632         6,625

Depreciation, amortization and interest                     2,038         2,846         3,108
                                                          -------       -------       -------
Earnings before interest, taxes, depreciation and
  amortization (1)                                        $13,056       $10,478       $ 9,733
                                                          =======       =======       =======


(1) In addition to segment operating income, we also evaluate the results of our Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is not in accordance with generally accepted accounting principles. EBITDA provides a measure of cash available to dividend to our parent company.

         Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $7.4 million in 2003, $6.9 million in 2002 and $7.8 million in 2001. These fees, together with the affiliated revenue, were eliminated in consolidation.

YEARS ENDED DECEMBER 31, 2003 AND 2002

         Administrative Services segment income improved by $3.4 million, or 44%, compared to 2002. This improvement is primarily a result of the growth in premiums managed and the scheduled reduction in the amortization of the present value of future profits ("PVFP"). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $2.6 million, or 25%, compared to 2002.

         Administrative Services fee revenue increased by $5.8 million, or 19%, compared to 2002. Affiliated service fee revenue increased by $6.5 million compared to 2002 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, as well as the fees from the administration of the life insurance products sold by the recently acquired Guarantee Reserve marketing organization. Unaffiliated service fee revenue decreased by approximately $0.8 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003.

         General expenses for the segment increased by $3.1 million, or 9%, primarily due to the increase in business and the cost of bringing new clients on line.

         During 2003, the scheduled amortization of PVFP was approximately $0.9 million lower than the comparable period of 2002. The amortization of PVFP relates primarily to the acquisition of CHCS Services, Inc. (formerly "American Insurance Administration Group, Inc"). Approximately $7.7 million of PVFP was established when AIAG was acquired in January 2000. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. During 2003, the amortization of PVFP was approximately $0.4 compared to $1.5 million in 2002. There was no amortization of goodwill during 2003 or 2002 as a result of the adoption of SFAS 142.

YEARS ENDED DECEMBER 31, 2002 AND 2001

         Administrative Services segment income for 2002 improved by more than 15% over 2001, primarily as the result of the increase in Medicare premiums being serviced by our administrative services company and the scheduled reduction in the amortization of PVFP. EBITDA increased by approximately 8% to $10.5 million to in 2002.

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

         During 2002, the amortization of PVFP relating to AIAG was approximately $1.5 million compared to $2.1 million in 2001. During 2001 amortization of goodwill was approximately $0.1 million. There was no amortization of goodwill during 2002 as a result of the adoption of SFAS 142.

SEGMENT RESULTS - CORPORATE

         The following table presents the primary components comprising the corporate segment's loss:

                                                            For the year ended December 31,
                                                            2003          2002          2001
                                                          -------       -------       -------
                                                                     (in thousands)
Interest cost of acquisition financing                    $ 4,894       $ 3,095       $ 5,152
Early extinguishment of debt                                1,766             -             -
Amortization of capitalized loan origination fees             492           539           530
Stock-based compensation expense                              367           641           730
Other parent company expenses, net                          3,227         2,618         2,071
                                                          -------       -------       -------

  Segment loss                                            $10,746       $ 6,893       $ 8,483
                                                          =======       =======       =======

YEARS ENDED DECEMBER 31, 2003 AND 2002

         The loss from the Corporate segment increased by $3.9 million, or 56%, compared to 2002, due primarily to the charge associated with the refinancing of our debt and the increase in financing costs and other parent company expenses. In connection with the acquisition of Pyramid Life, we refinanced our debt. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. The increase in financing cost was due to an increase in the amount of the debt outstanding during the year, offset in part, by a reduction in the weighted average interest rates for the year, compared to 2002. We issued $60.0 million of trust preferred securities during 2003, of which $21.0 million was used to pay down the new term loan. Our combined outstanding debt was $113.2 million at December 31, 2003 compared to $65.8 million at December 31, 2002. The weighted average interest rate on our debt decreased to 4.5% in 2003 from 5.4% in 2002. See "Liquidity and Capital Resources" for additional information regarding our credit facility and trust preferred securities. Other parent company expenses increased as a result of additional expenses from an increase in acquisition related activities.

         In December, 2003, the company paid $0.3 million in full settlement of a lawsuit that was commenced in 2002 against Universal American, American Progressive and Richard A. Barasch by Marvin Barasch, a former Chairman of American Progressive and Universal American. This settlement plus related legal costs, net of insurance recoveries, added approximately $0.2 million to expenses during 2003.

         Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2003, $0.4 million of the liability was released. The future projected releases of the liability will be $0.6 million in 2004, $1.9 million in 2005, $0.7 million in 2006, and $0.1 million in 2007.

YEARS ENDED DECEMBER 31, 2002 AND 2001

         The decrease in the loss from our Corporate segment for 2002 was due primarily to the reduction in interest cost. This reduction was due to a combination of the declining balance of debt outstanding as a result of principal repayments and reductions in the weighted average interest rates for the year, compared to 2001. During 2002, we repaid $10.7 million of our term loan, resulting in a weighted average balance outstanding of $55.7 million compared to $65.5 million for 2001. Additionally, the weighted average interest rate on our debt decreased to 5.4% in 2002 from 7.8% in 2001. (See "Liquidity and Capital Resources" for additional information regarding our credit facility). The increase in other parent company expenses was due to an increase in legal fees relating to litigation and an increase in the allocation of salaries and related costs for corporate activity relating to merger and acquisition efforts.

ELIMINATIONS

         Revenues and expenses associated with services performed by our Administrative Services segment for our insurance company subsidiaries amounting to $36.8 million were eliminated in consolidation in 2003, $31.2 million was eliminated in 2002, and $23.6 million was eliminated in 2001. Interest income and expense on debentures issued by our parent holding company to our subsidiaries of $1.0 million was eliminated in consolidation in 2003 $1.7 million was eliminated in 2002, and $0.5 million was eliminated in 2001. (See "Affiliated Obligations of the Parent Company" below).

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

         Contractual Obligations and Commercial Commitments

         Our contractual obligations as of December 31, 2003, are shown below.

                                                        Payments Due by Period
                                     --------------------------------------------------------
                                                 Less than       1-3        3-5     More than
   Contractual Obligations             Total       1 Year       Years      Years     5 Years
   -----------------------           --------    ---------     --------   --------   --------
                                                       (in thousands)
Long Term Debt Obligations (1):
  Trust preferred securities(2)      $207,087     $  4,503     $  8,987   $  8,996   $184,601
  Loan payable (3)                     42,068        8,984       19,501     13,583          -
Capital Lease Obligations                   -            -            -          -          -
Operating Lease Obligations             8,176        2,659        3,119      2,398          -
Purchase Obligations (4)                2,544          937        1,210        397          -
Other Long-Term Liabilities                 -            -            -          -          -
                                     --------     --------     --------   --------   --------
Total                                $259,875     $ 17,083     $ 32,817   $ 25,374   $184,601
                                     ========     ========     ========   ========   ========

(1) Includes contractual interest and reflects scheduled maturities. We anticipate that in connection with the pending acquisition of Heritage Health Systems, Inc., we will refinance our loan payable and possibly issue additional trust preferred securities.

(2) Trust preferred securities all have scheduled maturities of 30 years, however they are all callable by us after five years. Accordingly, the obligation for repayment of principal relating to these is included in the More than 5 Years column. The trust preferred securities all have floating rate coupons, except for $30 million which have a fixed rate for the first five years and then convert to floating rate. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2003 to all future periods.

(3) Includes scheduled amortization through final maturity in 2008. The loan payable is floating rate debt. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2003 to all future periods.

(4) Includes minimum obligations on our data center outsourcing contract, as well as minimum obligations under other technology related service contracts. Our actual monthly payments are affected by the amount of service provided under the contract and currently exceed the minimums stated in the contract. Therefore our actual payments will exceed the amounts presented in the above schedule.

         Refinancing of Debt

         As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 15 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishments of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

         New Credit Facility

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-K), we obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan, which was drawn to fund the acquisition, and a $15 million revolving loan facility, none of which has been drawn as of December 31, 2003. The facility calls for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at our option, plus 300 basis points (currently 4.1%). Due to the variable interest rate for this loan, we would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. We incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the loan. We pay an annual commitment fee of 50 basis points on the unutilized facility. Our obligations under the new credit facility are secured by 100% of the common stock of our U.S. insurance subsidiaries and 65% of our Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and our other direct and indirect subsidiaries (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 15 - Trust Preferred Securities) were used to pay down the new term loan. In October 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering was used to further reduce the outstanding balance of the new term loan. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred offering to $6.0 million. Future scheduled principal payments were reduced as a result of these repayments, primarily in 2006 and 2007. In 2003, we made regularly scheduled principal payments of $5.8 million. We paid $1.6 million in interest and fees in connection with the new credit facility and $1.1 million in connection with the prior credit facility during the year ended December 31, 2003. During 2002, we paid $5.2 million in interest and fees in connection with the prior credit facility.

         The following table shows the schedule of principal payments (in thousand) remaining on our new term loan, as of December 31, 2003, with the final payment in March 2008:

2004                                 $  7,488
2005                                    8,623
2006                                    8,922
2007                                    9,607
2008                                    3,532
                                     --------
                                     $ 38,172
                                     ========

         Trust Preferred Securities

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of December 31, 2003, as detailed in the following table:

      Maturity          Amount                                Spread           Rate as of
        Date            Issued               Term            Over LIBOR     December 31, 2003
      --------         --------       --------------         ----------     -----------------
                                       (In thousands)
December 2032          $ 15,000       Fixed/Floating               (1)            5.2%
March 2033               10,000       Floating                  400               5.2%
May 2033                 15,000       Floating                  420               5.4%
May 2033                 15,000       Fixed/Floating               (2)            7.4%
October 2033             20,000       Floating                  395               5.1%
                       --------
                       $ 75,000
                       ========

(1) Effective September, 2003, we entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract ends in December 2007.

(2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

         The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt"). From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt with the balance to be held for general corporate purposes.

         The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. We own all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, we would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all our present and future senior debt and is effectively subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

         We have the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and we may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. We have the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. We have guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and have been offered and sold under an applicable exemption from registration requirements under the Securities Act.

         We paid $2.1 million in interest in connection with the trust preferred securities during the year ended December 31, 2003.

         Equity Offering

         On July 12, 2001, we entered into an Underwriting Agreement with Banc of America Securities LLC and Raymond James & Associates, Inc., as representatives of the underwriters named therein, and certain shareholders, with respect to the sale of up to 7,950,000 shares of the Company's common stock (including 750,000 shares of our Common Stock subject to an over-allotment option granted to the Underwriters by us and some of our selling shareholders). As a result, on July 12, 2001, we issued five million shares of common stock at a price of $5.00 per share, generating proceeds of $25 million. Expenses for this transaction, including the underwriters' discounts and commissions, amounted to $2.4 million, resulting in net proceeds of $22.6 million to us. The proceeds from this offering were used to enhance the capital and surplus of certain of our insurance subsidiaries through capital contribution totaling $9.3 million ($5.0 million to American Pioneer and $4.3 million to American Exchange), to reduce intercompany obligations by $5.5 million and to hold the balance at the parent company for general corporate purposes. In connection with this offering, certain of our shareholders, none of whom were management, sold
2.2 million shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

         On August 13, 2001, the over-allotment option provided in the underwriting agreement was exercised and, as a result, we issued an additional 720,000 shares of common stock at a price of $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share, generating additional net proceeds of $3.4 million. In connection with the over-allotment option, certain shareholders sold an additional 30,000 shares at $5.00 per share, less the underwriters' discounts and commissions of $0.3187 per share.

         Our net proceeds from total offering, including the over-allotment, was $26.0 million, net of total expenses of $2.6 million.

         Obligations of the Parent Company to Affiliates

         In January 2002, our parent company issued an $18.5 million 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). Our parent company repaid principal of $4.5 million in 2002 and $7.1 million in 2003, reducing the outstanding balance to $6.9 million as of December 31, 2003. Principal and interest payments are made quarterly. The debenture is scheduled to be repaid in full by the second quarter of 2005. Our parent holding company paid $1.0 million in interest on these debentures during 2003 and $1.5 million in 2002. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture. Penncorp Life (Canada) paid dividends to Universal American totaling $8.1 million during 2003 and $5.9 million during 2002.

                  In connection with an agreement entered into in 1996 under which American Pioneer became a direct subsidiary of our parent company rather than an indirect subsidiary owned through American Progressive, our parent company issued a $7.9 million note to American Progressive. This obligation was fully paid off in accordance with its terms, as follows: $5.5 million from the proceeds of our equity offering in 2001, $0.4 million during 2002 and the balance of $2.0 million in May 2003. Our parent company paid $0.1 million in interest on these debentures to American Progressive during 2003, $0.1 million during 2002 and $0.5 million during 2001. The interest on these debentures was eliminated in consolidation.

         Lease Obligations

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Rent expense was $1.9 million for the year ended December 31, 2003, $1.7 million for 2002 and $1.8 million for 2001. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2004                                 $  2,659
2005                                    1,735
2006                                    1,384
2007 and thereafter                     2,398
            Totals                   $  8,176

         In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessee on approximately 57 properties occupied by our career agents for use as field offices. Our career agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent obligation for these field offices is approximately $905,000.

         Administrative Service Company

         Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $13.1 million for the year ended December 31, 2003, $10.5 million for 2002 and $9.7 million for 2001..

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of December 31, 2003, the principal amount of the surplus note was $60.0 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. No principal payments were made during 2003 or 2001. During 2002, the surplus note was reduced by $10.0 million in the form of a capital contribution to American Exchange by our holding company. American Exchange paid $2.8 million in interest on the surplus notes to our holding company during 2003, $3.8 million in 2002 and $5.7 million in 2001.

         During the year ended December 31, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. During 2003, American Exchange received capital contributions from its parent totaling $35.5 million. American Exchange made capital contributions of $27.0 million to Pennsylvania Life, primarily relating to the acquisition of Pyramid Life, $2.5 million to American Pioneer, $2.5 million to American Progressive and $3.5 million to Union Bankers. Pennsylvania Life contributed $1.0 million to Pyramid Life in 2003.

         During 2002, Pennsylvania Life paid dividends amounting to $3.0 million to American Exchange. Universal American contributed 100% of the common stock of American Pioneer and American Progressive to American Exchange during 2002. American Exchange also received capital contributions from its parent totaling $4.2 million during the year. American Exchange made capital contributions of $3.0 million to American Pioneer and $1.2 million to American Progressive during 2002.

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

         Insurance Subsidiaries

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2003 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $28.4 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets decreased to 5.3% in 2003 from 6.4% in 2002. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as determined by statutory accounting practices. As of December 31, 2003, each insurance company subsidiary's statutory capital and surplus exceeded its respective minimum requirement. However, substantially more than these minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. The statutory capital and surplus, including asset valuation reserves, of our U.S. domiciled insurance subsidiaries totaled $117.1 million at December 31, 2003 and $106.5 million at December 31, 2002. The net statutory income for the year ended December 31, 2003 was $6.0 million, which included net realized losses of $0.3 million. The net statutory loss for the year ended December 31, 2002 was $9.1 million, which included net realized losses of $16.8 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital requirements on life insurance enterprises. At December 31, 2003 all of our insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the minimum trigger point for regulatory action.

         Penncorp Life (Canada) is subject to Canadian capital requirements and reports its results to Canadian regulatory authorities based upon Canadian generally accepted accounting principles that vary in some respects from U.S. statutory accounting practices, and U.S. generally accepted accounting principles. Under Canadian generally accepted actuarial practice, periodic morbidity and lapse experience studies are performed, that may result in an increase or decrease in policy benefit liabilities in that year. Penncorp Life (Canada) completed such a study during the fourth quarter of 2003, resulting in a C$42.3 million reduction in policy benefit liabilities. Net income based on Canadian generally accepted accounting principles was C$34.4 million (US$24.6 million) for the year ended December 31, 2003 and was C$12.8 million (US$8.2 million) for 2002. Canadian net assets based upon Canadian generally accepted accounting principles were C$82.9 million (US$63.5 million) at December 31, 2003 and C$59.7 million (US$38.1 million) as of December 31, 2002. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at December 31, 2003.

         Dividend payments by our U.S insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life would be able to pay ordinary dividends of up to $10.6 million and Constitution would be able to pay $2.3 million to American Exchange (their direct parent) without the prior approval from the Pennsylvania or Texas Insurance Departments in 2004. Pyramid Life would be able to pay ordinary dividends of up to $2.2 million to Pennsylvania Life (its direct parent) without the prior approval from the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.2 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2004. American Exchange, American Pioneer and Union Bankers had negative earned surplus at December 31, 2003 and would not be able to pay dividends in 2004 without special approval.

         Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American in 2004. Accordingly, we anticipate that Penncorp (Canada) will be able to pay dividends equal to its net income earned during 2004.

         We do not expect that our other insurance subsidiaries will be able to pay ordinary dividends in 2004.

Investments

         Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life, which is managed by Hyperion Capital. MFC Global Investment Management manages our Canadian portfolio. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "BBB-" (Standard & Poor's Corporation), "Baa3" (Moody's Investor Service) or higher. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

         As of December 31, 2003, 99.3% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moodys Investor Service. There were no non-income producing fixed maturities as of December 31, 2003. We wrote down the value of certain fixed maturity securities by $1.3 million during 2003, and by $10.6 million during 2002 (primarily as a result of the impairment of our World Com holdings). In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

         As of December 31, 2003, our insurance company subsidiaries held cash and cash equivalents totaling $99.9 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $952.2 million. The fair values of these holdings totaled $1,052.1 million as of December 31, 2003.

FEDERAL INCOME TAXATION OF THE COMPANY

         We file a consolidated return for Federal income tax purposes, in which the insurance companies are not currently included. As of December 31, 2003 we (exclusive of the insurance companies) had net operating tax loss carryforwards of approximately $1.7 million that expire in the year 2015 and capital loss carryforwards of $1.3 million that expire in 2007. As of December 31, 2003, we also had an Alternative

Minimum Tax ("AMT") credit carryforward for Federal income tax purposes of approximately $0.2 million that can be carried forward indefinitely. As a result of the change in our ownership in July 1999, use of most of our loss carryforwards is subject to annual limitations.

         American Exchange and the other U. S. insurance companies, other than Peninsular, file a separate consolidated Federal income tax return. As of December 31, 2003, these companies had net operating loss carryforwards, most of which were incurred prior to their acquisition by us, of approximately $27.2 million that expire in the years 2008 to 2017. At December 31, 2003, American Exchange and its subsidiaries also had capital loss carryforwards of $12.3 million that expire in years 2006 and 2007. As a result of the change in the ownership of the companies acquired in 1999, use of most of these loss carryforwards is subject to annual limitations.

         As of December 31, 2003 and 2002, we carried valuation allowances of $0.6 million and $5.1 million, respectively, with respect to our tax loss carryforwards (deferred tax assets). We determine a valuation allowance based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. The tax planning strategies include the expense reductions anticipated from our increased scale and from the income generated by our administrative services companies. As a result of the continued profitability of the insurance subsidiaries acquired in 1999 and 2003, valuation allowances on certain of the life tax loss carryforwards were considered not necessary at December 31, 2003. The amount of the life valuation allowance released during 2003 was $4.5 million and was recorded as a benefit in the deferred income tax expense. This benefit was reduced by reserve amounts established related to pre-acquisition tax years of certain life insurance subsidiaries that currently are being examined by the Internal Revenue Service. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards were considered not necessary as of December 31, 2003. The amount of the non-life valuation allowance released during 2003 was $0.1 million and was recorded as a benefit in the deferred income tax expense. We believe it is more likely than not that we will realize the recorded net deferred tax assets.

         Our U.S. insurance company subsidiaries, other than Peninsular Life Insurance Company, are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change does have the effect of increasing the current tax expense, thereby reducing statutory surplus. Because of our insurance company subsidiaries' net operating loss carryforwards, there was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2003 due to this provision.

EFFECTS OF RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

         For a discussion of our accounting policies, including recently issued and pending accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies. There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of the recently issued accounting pronouncements, nor do we anticipate any material impact from the future adoption of the pending accounting pronouncements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. We are exposed principally to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our debt. Additionally, we are exposed to changes in the Canadian dollar that affects the translation of the financial position and the results of operations of our Canadian subsidiary.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2003, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $75.2 million and a 200 basis point increase in market interest rates would result in $144.4 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $77.9 million and a 200 basis point decrease in market interest rates would result in a $163.6 million increase.

         Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2003, approximately 13% of our assets, 12% of our revenues, excluding realized gains, and 21% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the year ended December 31, 2002, approximately 13% of our assets, 17% of our revenues, excluding realized gains, and 22% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual exchange rate for 2003, would have resulted in a decrease in our income before realized gains and taxes of approximately $1.2 million for 2003 and a decrease in our shareholders' equity of approximately $4.9 million at December 31, 2003. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $1.5 million for 2003 and an increase in shareholders' equity of approximately $6.0 million at December 31, 2003. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

         The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

         Debt

         We pay interest on our term loan and a portion of our trust preferred securities based on the London Interbank Offering Rate ("LIBOR") for one, two or three months. Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $15.0 million through the use of an interest rate swap.

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

         The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of December 31, 2003, and with all other variables held constant. The following table summarizes the annualized impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the twelve months ended December 31, 2003.

                                                                   Effect of Change in LIBOR on Pre-tax Income
                             Weighted       Weighted         -------------------------------------------------------
                             Average         Average         200 Basis      100 Basis      100 Basis       200 Basis
                             Interest        Balance           Point          Point          Point           Point
  Description                  Rat         Outstanding       Decrease        Decrease      Increase        Increase
  -----------                --------      -----------       ---------      ---------      ---------       ---------
                                                                          (in millions)
Floating rate debt            4.5%            $49.9           $  1.0          $ 0.5         $ (0.5)         $ (1.0)
Floating rate trust
     preferred                5.3%            $20.3              0.4            0.2           (0.2)           (0.4)
                                                              ------          -----         ------          ------
Total                                                         $  1.4          $ 0.7         $ (0.7)         $ (1.4)
                                                              ======          =====         ======          ======

         We anticipate that the weighted average balance outstanding of our floating rate debt will decrease to $35.4 million for the year ending December 31, 2004, as a result of repayments. Further, we anticipate that the weighted average balance of our floating rate trust preferred will increase to $45.0 million in 2004, as a result of the impact of the 2003 issuances being outstanding for the full year. However, we also anticipate that in connection with the pending acquisition of Heritage Health Systems, Inc., we will refinance our floating rate debt and possibly issue additional trust preferred securities.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page F - 1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A - CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2003.

         Change in Internal Control Over Financial Reporting

         There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our executive officers and directors:

                 NAME                                  AGE                              POSITION
------------------------------------------------       ---      -----------------------------------------------------------
Richard A. Barasch (4) .........................       50       Chairman of the Board of Directors, President and Chief
                                                                Executive Officer; Chairman of the Board, President, and
                                                                Chief Executive Officer of American Progressive; and
                                                                Chairman of the Board of all our other subsidiaries

Robert A. Waegelein, C.P.A (3)..................       43       Executive Vice President and Chief Financial Officer;
                                                                Director of all our subsidiaries

Gary W. Bryant .................................       54       Executive Vice President and Chief Operating Officer of the
                                                                Company; President, Chief Executive Officer and Director of
                                                                American Pioneer; Vice Chairman of American Progressive and
                                                                Pennsylvania Life and Director, President and Chief
                                                                Executive Officer of American Exchange, Constitution Life,
                                                                Marquette National Life, Peninsular Life and Union Bankers.

William E. Wehner, C.L.U........................       60       President and Director of Pennsylvania Life and Senior Vice
                                                                President and Chief Marketing Officer of American Pioneer
                                                                and our other subsidiaries.

Bradley E. Cooper (3) (4) ......................       37       Director

Mark M. Harmeling (2)...........................       51       Director

Bertram Harnett (3) (4) ........................       81       Director

Linda H. Lamel (1)(2)(5)........................       60       Director

Eric Leathers (2)...............................       30       Director

Patrick J. McLaughlin (1) (3) (4)...............       46       Director

Robert A. Spass (4)(5) .........................       48       Director

Robert F. Wright (1)(5) ........................       78       Director

------------------
(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3)  Member of the Investment Committee.

(4)  Member of the Executive Committee.

(5)  Member of the Nominating Committee.

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

         BRADLEY E. COOPER. Mr. Cooper has served as a Director since July 1999. Mr. Cooper is a Senior Vice President, Director, Partner and co-founder of Capital Z, which owns 46.8% of our outstanding stock. Prior to joining Capital Z, Mr. Cooper served in similar roles at Insurance Partners, L.P. (from 1994 to
1998) and International Insurance Advisors, L.P. (from 1990 to 1994). Prior to that, Mr. Cooper was an investment banker in the Financial Institutions Group at Salomon Brothers, Inc. (from 1988 to 1990). Mr. Cooper currently serves on the board of directors of CERES Group, Inc. and PXRE Group, Ltd.

         MARK M. HARMELING. Mr. Harmeling has served as a Director since July 1990. He has also served as Director of American Progressive from 1992 to 1999. Mr. Harmeling is self employed in the real estate industry. He was previously a Managing Director of TA Associates Realty, a pension fund advisory firm from 2001 to 2003. From 1997 to 2001, Mr. Harmeling was employed by AG Spanos Companies. He was previously President of Bay State Realty Advisors, a real estate management and development company from 1993 to 1997. Mr. Harmeling is also a Director of Rochester Shoetree Corporation and Applied Extrusion Technologies, Inc.

         BERTRAM HARNETT. Mr. Harnett has served as a Director since 1996. Mr. Harnett has been a practicing lawyer since 1948 and has been President of the law firm of Harnett Lesnick & Ripps P.A., Boca Raton, Florida and its predecessors since 1988. He is the author of treatises on insurance law and is a retired Justice of the New York State Supreme Court.

         LINDA H. LAMEL. Ms. Lamel is an attorney and consultant in private practice. She was CEO of Claims online, a technology company specializing in insurance claims processing, from 2000 to 2002. Previous to that, Ms. Lamel was Executive Director of the Risk and Insurance Management Society, an association of corporate insurance buyers (from 1997 to 2000); Vice-President of TIAA-CREF heading their group insurance operation (from 1988 to 1996), President of the College of Insurance (from 1983 to 1988) and Deputy Superintendent of the Insurance Department of New York (from 1977 to 1983).

         ERIC LEATHERS. Mr. Leathers is a Principal of Capital Z. Prior to joining Capital Z in August 1998, Mr. Leathers was an investment banker with Donaldson, Lufkin & Jenrette, where he specialized in mergers and acquisitions, corporate financings, and private equity transactions within the insurance industry.

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

         ROBERT A. SPASS. Mr. Spass has served as a Director since July 1999. Mr. Spass is the Chairman of the Board, a Partner and co-founder of Capital Z, which owns 46.8% of our outstanding stock. Prior to founding Capital Z, Mr. Spass was the Managing Partner and co-founder of Insurance Partners, L.P. (from 1994 to 1998). Prior to the formation of Insurance Partners, L.P., Mr. Spass was President and CEO of International Insurance Advisors L.P. (from 1990 to 1994). Prior to that, Mr. Spass was a Director of Investment Banking at Salomon Brothers (from 1984 to 1990) and a Senior Manager for Peat Marwick Main & Co. (from 1978 to 1984). Mr. Spass serves on the board of directors of CERES Group, Inc., Endurance Holdings, Inc., Aames Financial Corp. and USI Holdings Corporation.

         ROBERT F. WRIGHT. Mr. Wright has served as a Director since June 1998. Mr. Wright has been President of Robert F. Wright Associates, Inc. since 1988. Prior to that, Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP. Mr. Wright is Director of Reliance Standard Life Insurance Company (and its affiliates), GVA Williams, The Navigators Group, Inc. and USI Holdings Corporation.

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

         The Company has a separately-designated standing Audit Committee, established in accordance with section 3 (a) (58) (A) of the Exchange Act. The Audit Committee is composed of Linda H. Lamel, Patrick J. McLaughlin and Robert
F. Wright, and has adopted a written charter. In addition, the company has a Transactions Committee, a Compensation Committee, a Nominating Committee, an Investment Committee and an Executive Committee. The Transactions Committee reviews and makes recommendations to our Board on certain transactions entertained by us. The Compensation Committee reviews and recommends compensation, including stock-based compensation, for our officers. The Nominating Committee is responsible for identifying and recommending to the Board, candidates for nomination for election at the annual meeting of shareholders or to fill Board vacancies. The Investment Committee reviews the Company's investment policy and guidelines, reviews portfolio performance and reviews and approves all investment transactions. The Executive Committee has the authority to act between Board meetings on behalf of our Board, on all matters allowed by law.

         The Company has adopted a Code of Ethics and Corporate Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Corporate Conduct is available on the Company's website at: http://www.uafc.com. We intend to post on our website any amendments to, or waivers from, our Code of Ethics applicable to our senior officers.

         Additional information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 11 - EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2003.

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

         1        FINANCIAL STATEMENTS

                  See separate index to Financial Statements and Financial Statement Schedules on Page F - 1.

         2        FINANCIAL STATEMENT SCHEDULES

                  See separate index to Financial Statements and Financial Statement Schedules on Page F - 1.

         3        EXHIBITS

                  3(a) Restated Certificate of Incorporation of Universal American Financial Corp. (incorporated by reference to Exhibit 3.1 to the registrant's Amendment No. 2 to the Registration Statement (No. 333-62036) on Form S-3 filed on July 11, 2001).

                  3(b) By-Laws, as amended, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

                  4 Instruments defining rights of security holders. See Exhibits 3(a) and 10(e)

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

                  10(e) Credit Agreement dated as of July 30, 1999, among the Registrant and the Chase Manhattan Bank as agent, the lender and signatory thereto, incorporated by reference to Exhibit C to Form 8-K/A dated March 16, 2001.

                  10(f) Employment Contracts, between Registrant and the following officers:

                                    Richard A. Barasch, dated July 30, 1999
                                    Robert A. Waegelein, dated July 30, 1999
                                    Gary W. Bryant, dated July 30, 1999
                                    William E. Wehner, dated July 30, 1999

                           incorporated by reference to Exhibits D and E to Form 8-K/A dated March 16, 2001.

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

                  10(k) Credit Agreement dated March 31, 2003, among the Company, various lending institutions and, Bank of America, N.A., as the Administrative Agent, the Collateral Agent and the L/C Issuer incorporated by reference to Form 8-K dated March 27, 2003.

                  10(l) Agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp. incorporated by reference to Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2003, dated December 23, 2003.

                  11 Computation of basic and diluted earnings per share, Statement of Financial Accounting Standards No. 128, Earnings Per Share, incorporated by reference to Note 18 of Notes to Consolidated Financial Statements for 2002, included in this

                           Form 10-K.

                  21       List of Subsidiaries:

                                                                       State of        Percentage
                      Name                                          Incorporation        Owned
                      ----                                         ---------------     ----------
American Exchange Life Insurance Company                           Texas                 100%
American Pioneer Life Insurance Company                            Florida               100%
American Progressive Life & Health Insurance Company
   of New York                                                     New York              100%
Ameriplus Preferred Care, Inc.                                     Florida               100%
CHCS, Inc.                                                         Florida               100%
CHCS Services, Inc.                                                Florida               100%
Constitution Life Insurance Company                                Texas                 100%
Marquette National Life Insurance Company                          Texas                 100%
Peninsular Life Insurance Company                                  Florida               100%
Penncorp Life Insurance Company                                    Ontario, Canada       100%
Pennsylvania Life Insurance Company                                Pennsylvania          100%
Pyramid Life Insurance Company                                     Kansas                100%
Union Bankers Insurance Company                                    Texas                 100%
Universal American Financial Corp. Statutory Trust I               Connecticut           100%
Universal American Financial Corp. Statutory Trust II              Connecticut           100%
Universal American Financial Corp. Statutory Trust III             Delaware              100%
Universal American Financial Corp. Statutory Trust IV              Connecticut           100%
Universal American Financial Corp. Statutory Trust V               Delaware              100%
Universal American Financial Services, Inc.                        Delaware              100%
WorldNet Services Corp.                                            Florida               100%

                  23(a)    Consent of Ernst & Young LLP

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002. *

                  32.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished herewith pursuant to Item 601(b)(32) of SEC Regulation S-K.

(b)      REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2003

         1. Form 8-K filed on November 13, 2003 regarding the placement of $20 million of trust preferred securities and the press release announcing results of operations and financial condition for the period ended September 30, 2003.

         2. Form 8-K filed on February 19, 2004 regarding the press release announcing results of operations and financial condition for the period ended December 31, 2003.

         3. Form 8-K filed on March 10, 2004 regarding the press release announcing the acquisition of Heritage Health Systems, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2004.

                                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                                  (Registrant)

                                          By: /s/ Richard A. Barasch
                                              ----------------------------------
                                              Richard A. Barasch
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004 by the following persons in the capacities indicated:

       Signatures                                         Title
       ----------                                         -----
/s/ Richard A. Barasch              Chairman of the Board, President, Chief Executive
---------------------------         Officer and Director (Principal Executive Officer)
Richard A. Barasch

/s/ Robert A. Waegelein             Executive Vice President and Chief Financial
---------------------------         Officer (Principal Accounting Officer)
Robert A. Waegelein

/s/ Bradley E. Cooper               Director
---------------------------
Bradley E. Cooper

/s/ Mark M. Harmeling               Director
---------------------------
Mark M. Harmeling

/s/ Bertram Harnett                 Director
---------------------------
Bertram Harnett

/s/ Linda H. Lamel                  Director
---------------------------
Linda H. Lamel

/s/ Eric Leathers                   Director
---------------------------
Eric Leathers

/s/ Patrick J. McLaughlin           Director
---------------------------
Patrick J. McLaughlin

/s/ Robert A. Spass                 Director
---------------------------
Robert A. Spass

/s/ Robert F. Wright                Director
---------------------------
Robert Wright

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Independent Auditors' Reports                                                                 F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002                                  F-3
Consolidated Statements of Operations
 for the Three Years Ended December 31, 2003                                                  F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the Three Years Ended December 31, 2003                                                  F-5
Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 2003                                                  F-6
Notes to Consolidated Financial Statements                                                    F-7
Schedule I -- Summary of Investments - other than investments in related parties             F-45
Schedule II -- Condensed Financial Information of Registrant                                 F-46
               Notes to Condensed Financial Information                                      F-49
Schedule III -- Supplementary Insurance Information                                          F-50
Schedule IV - Reinsurance
                  (incorporated in Note 13 to the Consolidated Financial Statements)
Schedule V - Valuation and Qualifying Accounts
                  (incorporated in Note 7 to the Consolidated Financial Statements)
Other schedules were omitted because they were not applicable

                          Independent Auditors' Report

The Board of Directors and Stockholders
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                 /s/ Ernst & Young LLP

New York, New York
February 20, 2004,
except for Note 25, as to which the date is March 10, 2004

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                  2003            2002
                                                                              ------------    ------------
ASSETS
Investments (Notes 2 and 6):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2003, $1,081,954; 2002, $884,054)                        $  1,141,392    $    934,950
  Equity securities, at fair value (cost: 2003, $1,481; 2002, $1,661)                1,507           1,645
  Policy loans                                                                      25,502          23,745
  Other invested assets                                                              1,583           2,808
                                                                              ------------    ------------
    Total investments                                                            1,169,984         963,148
Cash and cash equivalents                                                          116,524          36,754
Accrued investment income                                                           14,476          11,885
Deferred policy acquisition costs (Notes 2 and 11)                                 143,711          92,093
Amounts due from reinsurers (Note 13)                                              219,182         220,100
Due and unpaid premiums                                                              7,433           6,066
Deferred income tax asset (Note 7)                                                  15,757          35,842
Present value of future profits and other amortizing intangible assets              44,047           2,987
Goodwill and other indefinite lived intangible assets (Notes 2 and 4)               13,117           7,973
Other assets                                                                        36,717          24,820
                                                                              ------------    ------------
    Total assets                                                              $  1,780,948    $  1,401,668
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2)                                        $    419,685    $    271,578
Reserves for future policy benefits                                                722,466         627,174
Policy and contract claims - life                                                    8,672           6,718
Policy and contract claims - health (Note 12)                                      100,232          88,216
Loan payable (Note 14)                                                              38,172          50,775
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated
   debentures (Note 15)                                                             75,000          15,000
Amounts due to reinsurers                                                            6,779           7,285
Income taxes payable                                                                12,489           1,367
Other liabilities                                                                   51,715          46,786
                                                                              ------------    ------------
    Total liabilities                                                            1,435,210       1,114,899
                                                                              ------------    ------------
Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY (Note 8)
Common stock (Authorized: 80 million shares, issued:
   2003, 54.1 million shares; 2002, 53.2 million shares)                               541             532
Additional paid-in capital                                                         164,355         158,264
Accumulated other comprehensive income (Notes 8 and 21)                             39,774          29,887
Retained earnings                                                                  142,458          99,406
Less:  Treasury stock (2003, 0.2 million shares; 2002, 0.2 million shares)          (1,390)         (1,320)
                                                                              ------------    ------------
    Total stockholders' equity                                                     345,738         286,769
                                                                              ------------    ------------
    Total liabilities and stockholders' equity                                $  1,780,948    $  1,401,668
                                                                              ============    ============

                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                  (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)

                                                                   2003            2002            2001
                                                               ------------    ------------    ------------
REVENUE:
Direct premiums and policyholder fees earned                   $    700,415    $    586,686    $    513,575
Reinsurance premiums assumed                                         27,042           5,075           2,549
Reinsurance premiums ceded                                         (280,489)       (325,184)       (286,918)
                                                               ------------    ------------    ------------
Net premiums and policyholder fees earned (Note 13)                 446,968         266,577         229,206
Net investment income (Note 6)                                       61,075          57,716          57,812
Realized gains (losses) on investments (Note 6)                       2,057          (5,083)          3,078
Fee and other income                                                 12,648          12,313          10,847
                                                               ------------    ------------    ------------
              Total revenues                                        522,748         331,523         300,943
                                                               ------------    ------------    ------------
BENEFITS, CLAIMS AND EXPENSES:
Net increase in future policy benefits                               14,423          12,880          10,450
Net claims and other benefits                                       292,211         168,526         154,570
Interest credited to policyholders                                   14,900          10,963          10,271
Net increase in deferred acquisition costs (Note 11)                (51,104)        (27,850)        (19,186)
Amortization of present value of future profits
 and goodwill (Note 4)                                                3,023           1,642           2,637
Commissions                                                         135,937         115,074          99,026
Commission and expense allowances
  on reinsurance ceded                                              (69,712)        (94,689)        (87,122)
Interest expense                                                      4,894           3,095           5,152
Early extinguishment of debt (Note 14)                                1,766               -               -
Other operating costs and expenses                                  109,931          97,852          81,782
                                                               ------------    ------------    ------------
               Total benefits, claims and expenses                  456,269         287,493         257,580
                                                               ------------    ------------    ------------
Income before income taxes                                           66,479          44,030          43,363
Income tax expense (Note 7)                                          23,427          13,903          14,438
                                                               ------------    ------------    ------------
Net income                                                     $     43,052    $     30,127    $     28,925
                                                               ============    ============    ============
Earnings per common share (Notes 2 and 20):
  Basic                                                        $       0.80    $       0.57    $       0.58
                                                               ============    ============    ============
  Diluted                                                      $       0.78    $       0.56    $       0.57
                                                               ============    ============    ============

                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                               Accumulated
                                                 Additional       Other
                                     Common        Paid-In    Comprehensive    Retained   Treasury
                                      Stock        Capital        Income       Earnings     Stock        Total
                                     -------     ----------   -------------   ---------   ---------    ---------
Balance, January 1, 2001            $     468     $ 128,625     $   4,875     $  40,354   $    (373)   $ 173,949
Net income                                  -             -             -        28,925           -       28,925
Other comprehensive income
  (Note 21)                                 -             -           728             -           -          728
                                                                                                       ---------
Comprehensive income                                                                                      29,653
                                                                                                       ---------
Issuance of common stock (Note 8)          60        26,168             -             -           -       26,228
Stock-based compensation (Note 9)           -           863             -             -           -          863
Loans to officers (Note 8)                  -            68             -             -           -           68
Treasury shares purchased, at
   cost (Note 8)                            -             -             -             -        (764)        (764)
Treasury shares reissued (Note 8)           -            22             -             -         751          773
                                    ---------     ---------     ---------     ---------   ---------    ---------
Balance, December 31, 2001                528       155,746         5,603        69,279        (386)     230,770
Net income                                  -             -             -        30,127           -       30,127
Other comprehensive income
  (Note 21)                                 -             -        24,284             -           -       24,284
                                                                                                       ---------
Comprehensive income                                                                                      54,411
                                                                                                       ---------
Issuance of common stock (Note 8)           4         1,016             -             -           -        1,020
Stock-based compensation (Note 9)           -         1,412             -             -           -        1,412
Loans to officers (Note 8)                  -            10             -             -           -           10
Treasury shares purchased, at
  cost (Note 8)                             -             -             -             -      (1,520)      (1,520)
Treasury shares reissued (Note 8)           -            80             -             -         586          666
                                    ---------     ---------     ---------     ---------   ---------    ---------
Balance, December 31, 2002                532       158,264        29,887        99,406      (1,320)     286,769
Net income                                  -             -             -        43,052           -       43,052
Other comprehensive income
  (Note 21)                                 -             -         9,887             -           -        9,887
                                                                                                       ---------
Comprehensive income                        -             -             -             -           -       52,939
                                                                                                       ---------
Issuance of common stock (Note 8)           9         4,077             -             -           -        4,086
Stock-based compensation (Note 9)           -         1,343             -             -           -        1,343
Loans to officers (Note 8)                  -           653             -             -           -          653
Treasury shares purchased, at
  cost (Note 8)                             -             -             -             -      (1,113)      (1,113)
Treasury shares reissued (Note 8)           -            18             -             -       1,043        1,061
                                    ---------     ---------     ---------     ---------   ---------    ---------
Balance, December 31, 2003          $     541     $ 164,355     $  39,774     $ 142,458   $  (1,390)   $ 345,738
                                    =========     =========     =========     =========   =========    =========

                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                            2003          2002          2001
                                                                         ----------    ----------    ----------
Cash flows from operating activities:
Net income                                                               $   43,052    $   30,127    $   28,925
Adjustments to reconcile net income to net cash
  provided by operating activities, net of balances acquired:
Deferred income taxes                                                         7,839         9,404         8,695
Change in reserves for future policy benefits                                17,393        33,780        22,885
Change in policy and contract claims                                             23         9,055           788
Change in deferred policy acquisition costs                                 (51,103)      (27,850)      (19,186)
Amortization of present value of future profits and other intangibles         3,023         1,642         2,637
Net accretion of bond discount                                               (3,299)       (3,716)       (3,770)
Amortization of capitalized loan origination fees                             2,248           539           530
Change in policy loans                                                          286           298         1,035
Change in accrued investment income                                          (1,371)          778        (1,203)
Change in reinsurance balances                                               18,327        (7,983)       (4,844)
Realized losses (gains) on investments                                       (2,057)        5,083        (3,078)
Change in income taxes payable                                               10,488        (1,143)        1,452
Other, net                                                                     (549)       (1,349)       (3,190)
                                                                         ----------    ----------    ----------
Net cash provided by operating activities                                    44,300        48,665        31,676
                                                                         ----------    ----------    ----------
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities                        271,968       266,541       323,608
Cost of fixed maturities purchased                                         (335,629)     (362,141)     (364,699)
Proceeds from sale of equity securities                                       2,104         2,842           612
Cost of equity securities purchased                                            (696)         (640)       (1,480)
Change in other invested assets                                                   8           965           160
Change in due from/to broker                                                 (2,379)       (4,362)            -
Purchase of business, net of cash acquired                                  (58,940)            -        (1,544)
Other investing activities                                                   (2,889)       (2,539)       (1,687)
                                                                         ----------    ----------    ----------
Net cash used by investing activities                                      (126,453)      (99,334)      (45,030)
                                                                         ----------    ----------    ----------
Cash flows from financing activities:
Net proceeds from issuance of common stock                                    4,741         1,020        26,242
Cost of treasury stock purchases                                             (1,113)       (1,520)         (764)
Change in policyholder account balances                                     109,870        34,835         3,791
Change in reinsurance on policyholder account balances                        1,028           798             -
Principal repayment on loan payable                                          (8,653)      (10,700)       (8,175)
Early extinguishment of debt                                                (68,950)            -             -
Issuance of new debt                                                         65,000             -             -
Issuance of trust preferred securities                                       60,000        15,000             -
                                                                         ----------    ----------    ----------
Net cash provided by financing activities                                   161,923        39,433        21,094
                                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                         79,770       (11,236)        7,740
Cash and cash equivalents at beginning of year                               36,754        47,990        40,250
                                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                                 $  116,524    $   36,754    $   47,990
                                                                         ==========    ==========    ==========
Supplemental cash flow information:
  Cash paid for interest                                                 $    4,804    $    2,574    $    5,195
                                                                         ==========    ==========    ==========
  Cash paid for income taxes                                             $    3,199    $    3,707    $    1,818
                                                                         ==========    ==========    ==========

                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND COMPANY BACKGROUND:

         Universal American Financial Corp. was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life"), CHCS Services, Inc. and UAFC Statutory Trusts I, II, III, IV and V.

         Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

         Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, long term care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. CHCS Services, Inc., the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

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

         b. USE OF ESTIMATES: The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy and claim liabilities, deferred policy acquisition costs, goodwill, present value of future profits and other intangibles, the valuation of certain investments and income taxes. There have been no changes in our critical accounting policies during the current year.

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

                  As of December 31, 2003 and 2002, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include mortgage loans and collateral loans. The collateral loans are carried at cost which is equal to the fair value of their estimated future cash flows at the date of acquisition. Mortgage loans are carried at the unpaid principal balance.

                  Fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage and asset- backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based on current economic conditions, past credit loss experience and other factors.

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

                  The Company has several reinsurance arrangements in place on its life and accident & health insurance risks (see Note 13 - Deferred Acquisition Costs). In the accompanying statement of operations, the Company reports commissions incurred on direct premium written and commission and expense allowances on reinsurance ceded on separate lines to correspond to the presentation of the premiums earned by the Company. In determining the amounts capitalized for deferred acquisition costs, the Company includes an amount for gross commissions and direct issue expenses, net of the related allowances received from the reinsurer on these costs.

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

                  Amortization of present value of future profits is based upon the pattern of the projected cash flows of the in-force business acquired, over periods ranging from ten to forty years. Other identified intangibles are amortized over their estimated lives. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods ranging from twenty to thirty years. Subsequent to December 31, 2001, goodwill is no longer amortized; see "Adoption of New Accounting Pronouncements" below.

                  On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2003.

         f. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL LIFE TYPE POLICIES: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under SFAS 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. The base rates on the annuity products currently marketed by us range from 3% to 4.75%. We offer sales inducements in the form of first year only bonus interest rates, which range from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 3% to 7.7%. Our currently marketed annuity products have minimum guaranteed interest rates ranging from 1.5% to 3%. For Universal Life products, current credited rates range from 4% to 6%, which represent the minimum guaranteed rates. There is no first year only bonus interest on our Universal Life policies..

         g. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR ACCIDENT & HEALTH INSURANCE PRODUCTS: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. Claim reserves are established for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. These reserves are initially established based on past experience, continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due but unpaid at year-end and primarily relate to individual health insurance products.

         h. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR TRADITIONAL LIFE AND ANNUITY PRODUCTS: Premiums from traditional life and annuity policies with life contingencies generally are recognized as revenue when due. Benefits and expenses are matched with such revenue so as to result in the recognition of profits over the life of the contracts. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

         i. RECOGNITION OF ADMINISTRATIVE SERVICE REVENUE: Fees for administrative services generally are recognized over the period for which the Company is obligated to provide service.

         j. INCOME TAXES: The Company's method of accounting for income taxes is the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

                  The Company establishes valuation allowances on its deferred tax assets for amounts that it determines will not be recoverable based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. Increases in the valuation allowances are recognized as deferred tax expense. Subsequent determinations that portions of the valuation allowances are no longer necessary are reflected as deferred tax benefits. To the extent that valuation allowances were established in conjunction with acquisitions, changes in those allowances are first applied to goodwill (but not below zero) or other intangibles related to the acquisition and then are applied to income tax expense.

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

         m. DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE: The Company uses derivative instruments, interest rate swaps, to hedge risk arising from interest rate volatility ("cash-flow" hedge). These cash-flow hedges are recognized on the balance sheet at their fair value, based on independent third party pricing sources. The fair value of the cash-flow hedges are reported as assets or liabilities in other assets or other liabilities. On the date the interest rate swap contract is entered into, the Company designates it as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of the interest rate swap that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income and are reclassified into earnings when the variability of the cash flow hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified into earnings are included in the line items in which the hedged item is recorded.

                  At the inception of the contract, the Company formally documents all relationships between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

         n. EARNINGS PER COMMON SHARE: Basic earning per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options outstanding during the year. There were 2,000 stock options excluded from the computation of diluted EPS because they were antidilutive at December 31, 2003 and 960,519 excluded at December 31, 2002.

         o. STOCK BASED COMPENSATION: The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options. Accordingly, no expense is recognized for those options issued with an exercise price at or above market on the date of the award. For options issued to employees with an exercise price that is less than market on the date of grant the Company recognizes an expense for the difference between the exercise price and the value of the options on the date of grant. For options issued to agents and others, the Company follows SFAS No. 123 "Accounting for Stock Based Compensation," ("SFAS 123"). Under SFAS 123, the fair value of options awarded to agents and others are expensed over the vesting period of each award.

         p. CASH FLOW INFORMATION: Included in cash and cash equivalents are cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase.

         q. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. (For further discussion, see disclosures in Note 5 - Investments.)

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance.

                  SFAS No. 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

                  SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

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

                  The effective date of Issue B-36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003 the Company intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by FAS 133, and its amendments FAS 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FAS 133" ("FAS 137") and FAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of FAS 133 that relate to embedded derivatives. Based upon the Company's current level of modified coinsurance and funds withheld reinsurance, the application of Issue B-36 did not have a material effect on the consolidated financial position or results of operations of the Company.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

                  The provisions of SFAS No. 149 that relate to SFAS No. 133 Derivatives Implementation Group issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

                  The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities for which the Company obtains an interest after that date. For any variable interest entities acquired prior to February 1, 2003, the provisions of FIN 46, as amended by FASB Staff Position No. 46-6, are effective for the quarter ending December 31, 2003. An interpretation of FIN 46 was issued in December 2003 which allows the company to defer the effective date for consolidation of variable interest entities to the first reporting period that ends after March 15, 2004. (see pending accounting pronouncements below). Adoption of the provisions of the interpretation of FIN 46 did not have a material impact of the consolidated financial condition or results of operations.

                  On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS 148 as of December 31, 2003, as required and presented below.

                  As permitted by SFAS 123, the Company measured its stock-based compensation for employees and directors using the intrinsic value approach under APB 25. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company does not intend to adopt the fair value method of accounting for stock-based compensation provisions of SFAS 123 for its employees or directors. The Company complied with the provisions of SFAS 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

                                                       For the year ended December 31,
                                                    2003            2002            2001
                                                ------------    ------------    ------------
                                                  (in thousands, except per share amounts)
Reported net income                             $     43,052    $     30,127    $     28,925
Add back:  Stock-based compensation
  expense included in reported net income,             1,527           1,536           1,044
  net of tax
Less:  Stock based compensation expense
  determined under fair value based method
  for all awards, net of tax                          (2,895)         (2,623)         (1,804)
                                                ------------    ------------    ------------
Pro forma net income                            $     41,684    $     29,040    $     28,165
                                                ============    ============    ============

Net income per share:
  Basic, as reported                            $       0.80    $       0.57    $       0.58
  Basic, pro forma                              $       0.78    $       0.55    $       0.57

  Diluted, as reported                          $       0.78    $       0.56    $       0.57
  Diluted, pro forma                            $       0.76    $       0.54    $       0.56

                  Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company if it were to adopt the fair value based recognition provisions of SFAS 123 for stock based compensation for its employees and directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

                  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                            2003                   2002                  2001
                                      --------------         ---------------        ---------------
Risk free interest rates                2.78%-4.40%            3.74%-5.44%            4.92%-5.52%
Dividend yields                             0.0%                   0.0%                  0.0%
Expected volatility                   40.00% - 42.97%        37.09% - 40.84%        40.81% - 48.41%
Expected lives of options (in years)      0 - 9.0               2.0 - 9.0              2.0 - 9.0

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Detailed information for activity in the Company's stock plans can be found in Note 9 - Stock-Based Compensation.

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

                  In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The Company adopted these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to the Company.

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

                  In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

                  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002 amortization of goodwill is precluded; however, its recoverability must be periodically (at least annually) reviewed and tested for impairment.

                  Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. During the first quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. SFAS 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. Adoption of SFAS 142 did not have a material impact on the Company's consolidated financial condition or results of operations. The Company updated its review of its goodwill assets during the fourth quarter of 2003 and determined that its goodwill assets remain unimpaired.

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

                  Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial condition or results of operations.

                  r. PENDING ACCOUNTING PRONOUNCEMENTS: In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Although early adoption is permitted, the Company will adopt FIN 46R in the first quarter of 2004. The adoption of FIN 46R is not anticipated to have a material impact on the consolidated financial position or results of operations of the Company.

                  In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 addresses a wide variety of topics, however the primary provision that applies to the Company relates to capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC"). SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003.

                  The Company currently offers enhanced or bonus crediting rates to contract-holders on certain of its individual annuity products. The Company's policy was in this regard was to defer only the portion of the bonus interest amount that was offset by a corresponding reduction in the sales commission to the agent. Effective January 1, 2004, all bonus interest will be deferred and amortized. The adoption of SOP 03-1 is not anticipated to have a material impact on the consolidated financial position or results of operations of the Company.

         s. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to current period presentation.

3.       BUSINESS COMBINATIONS:

         Acquisition of Pyramid Life

         On March 31, 2003, the Company completed the acquisition of all of the outstanding common stock of Pyramid Life. In this transaction, the Company acquired a block of in-force business as well as a career sales force that is skilled in selling senior market insurance products. The purchase price of $57.5 million and transaction costs of $2.4 million were financed with $20.1 million of net proceeds generated from the refinancing of the Company's credit facility and $39.8 million of cash on hand, including a portion of the proceeds from the trust preferred offerings completed by the Company in December 2002 and March 2003. (See Note 14 - Loan Agreements and Note 15 - Trust Preferred Securities). Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in the Company's consolidated financial statements. At the time of closing, the fair value of net tangible assets of the acquired company amounted to $27.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was $32.3 million. At March 31, 2003, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $13.1 million, net of deferred taxes of $7.1 million, was assigned to the present value of future profits acquired, which has a weighted average life of 7 years. Approximately $14.3 million, net of deferred taxes of $7.7 million, was assigned to the distribution channel acquired, which has a weighted average life of 30 years. The distribution channel represents the new sales production from the career distribution established by Pyramid Life. Pyramid Life distributes its products on an exclusive basis through 32 Senior Sales Solution Centers ("SSSC's"). The remaining $4.9 million was assigned to the value of the trademarks and licenses acquired, which are deemed to have an indefinite life.

         As of March 31, 2003 (the date of acquisition), the condensed balance sheet of Pyramid Life was as follows:

                                      March 31, 2003
                                      --------------
                                      (in thousands)
Assets
Cash and Investments                    $105,774
PVFP and other amortizing intangibles     42,263
Goodwill                                   4,867
Other                                     16,232
                                        --------
                                        $169,136
                                        ========
Liabilities
Policy related liabilities              $103,978
Other                                      5,297
                                        --------
                                         109,275
Equity                                    59,861
                                        --------
                                        $169,136
                                        ========

         The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 and 2002 is as follows:

YEAR  ENDED DECEMBER 31,

                               2003       2002
                             --------   --------
                               (In thousands)
Total revenue                $551,639   $430,229
Income before taxes (1)      $ 67,323   $ 48,041
Net income (1)               $ 43,591   $ 32,708
Earnings per common share:
    Basic                    $   0.81   $   0.62
    Diluted (1)              $   0.79   $   0.60

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

         Acquisition of Ameriplus

         On August 1, 2003, the Company acquired 100% of the outstanding common stock of Ameriplus Preferred Care, Inc. ("Ameriplus"). Ameriplus is engaged in the business of creating and maintaining a network of hospitals for the purpose of providing discounts to our Medicare Select policyholders. Ameriplus' network is utilized in connection with Medicare Select policies written by subsidiaries of Universal American and can be offered to non-affiliated parties as well. Ameriplus receives network fees when premiums for these Medicare Select policies are collected.

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

         The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                                DECEMBER 31, 2003                    DECEMBER 31, 2002
                                       -----------------------------------   -----------------------------------
                                          GROSS CARRY       ACCUMULATED        GROSS CARRY         ACCUMULATED
                                            AMOUNT          AMORTIZATION         AMOUNT           AMORTIZATION
                                       ----------------   ----------------   ----------------   ----------------
                                                                     (In thousands)
Present value of future profits:
   Career Agency                       $         20,208   $          1,784   $              -              $   -
   Senior Market Brokerage                        2,391                974              2,391                657
   Administrative Services                        7,672              6,770              7,671              6,418
Value of future override fees                     1,820                 20                  -
Distribution Channel - Career Agency             22,055                551                  -                  -
                                       ----------------   ----------------   ----------------   ----------------
     Total                             $         54,146   $         10,099   $         10,062   $          7,075
                                       ================   ================   ================   ================

         The following table shows the changes in the present value of future profits and other amortizing intangible assets.

                                         2003          2002           2001
                                      ----------    ----------    ----------
                                                  (In thousands)
Balance, beginning of year            $    2,987    $    3,463    $    5,809
  Additions from acquisitions             44,083         1,166             -
  Amortization, net of interest           (3,023)       (1,642)       (2,346)
                                      ----------    ----------    ----------
Balance, end of year                  $   44,047    $    2,987    $    3,463
                                      ==========    ==========    ==========

         Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2004             $ 3,409
2005               3,362
2006               3,270
2007               3,109
2008               2,739
Thereafter        28,158

         The carrying amounts of goodwill and intangible assets with indefinite lives as of December 31, 2003 and 2002, are shown below.

                            2003     2002
                          -------   -------
                            (In thousands)
Career Agency             $ 4,867   $     -
Senior Market Brokerage     3,893     3,893
Administrative Services     4,357     4,080
                          -------   -------
   Total                  $13,117   $ 7,973
                          =======   =======

5.       REINSURANCE TRANSACTIONS

         Recapture of Reinsurance Ceded

         Effective April 1, 2003, American Pioneer entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with Transamerica. Pursuant to the first of these contracts American Pioneer ceded to Transamerica 90% of approximately $50 million of annualized premium that it had acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to Transamerica 75% of certain new business from October 1996 through Decmeber 31, 1999. As of April 1, 2003, approximately $27 million remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

         Acquisition of Guarantee Reserve Marketing Organization

         Effective July 1, 2003, Universal American entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization, including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance, primarily for seniors.

         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with Universal American administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning in the second quarter of 2004, as the products are approved for sale in each state, new business will be written by a Universal American subsidiary, with 50% of the risk ceded to Swiss Re.

6.       INVESTMENTS:

         The amortized cost and fair value of fixed maturities as of December 31, 2003 and 2002 are as follows:

                                                        December 31, 2003
                                   -----------------------------------------------------------
                                                      Gross           Gross
                                     Amortized     Unrealized      Unrealized         Fair
Classification                         Cost           Gains           Losses          Value
                                   ------------   ------------    ------------    ------------
                                                         (In thousands)
U.S. Treasury securities and
  obligations of U.S. government   $     74,187   $        695    $       (219)   $     74,663
Corporate debt securities               544,744         36,892          (4,988)        576,648
Foreign debt securities (1)             218,011         19,041            (118)        236,934
Mortgage and asset-
  backed securities                     245,012          8,711            (576)        253,147
                                   ------------   ------------    ------------    ------------
                                   $  1,081,954   $     65,339    $     (5,901)   $  1,141,392
                                   ============   ============    ============    ============

                                                        December 31, 2003
                                   -----------------------------------------------------------
                                                      Gross           Gross
                                     Amortized     Unrealized      Unrealized         Fair
Classification                         Cost           Gains           Losses          Value
                                   ------------   ------------    ------------    ------------
                                                         (In thousands)
U.S. Treasury securities and
  obligations of U.S. government   $     90,189   $      1,670    $         (9)   $     91,850
Corporate debt securities               374,087         30,323          (1,667)        402,743
Foreign debt securities (1)             166,689         10,072            (216)        176,545
Mortgage and asset-
 backed securities                      253,089         12,621          (1,898)        263,812
                                   ------------   ------------    ------------    ------------
                                   $    884,054   $     54,686    $     (3,790)   $    934,950
                                   ============   ============    ============    ============

(1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

         The amortized cost and fair value of fixed maturities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized        Fair
                                          Cost           Value
                                     --------------   ----------
                                            (In thousands)
Due in 1 year or less                  $   34,558     $   35,090
Due after 1 year through 5 years          113,181        123,167
Due after 5 years through 10 years        354,113        382,467
Due after 10 years                        335,090        347,521
Mortgage and asset-backed securities      245,012        253,147
                                       ----------     ----------
                                       $1,081,954     $1,141,392
                                       ==========     ==========

         The fair value and unrealized loss as of December 31, 2003 for fixed maturity and equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below.

                                     Less than 12 Months            12 Months or Longer                   Total
                                 ---------------------------    ---------------------------    ---------------------------
                                    Fair         Unrealized         Fair        Unrealized         Fair        Unrealized
Classification                      Value           Loss            Value          Loss            Value          Loss
-------------------------        ------------   ------------    ------------   ------------    ------------   ------------
                                                                         (In thousands)
U.S. Treasury securities
and obligations of U.S.          $     20,927   $       (219)   $          -   $          -    $     20,927   $       (219)
Corporate debt securities              71,412         (4,112)          4,138           (876)         75,550         (4,988)
Foreign debt securities (1)             4,825           (116)             47             (3)         4,,872           (119)
Mortgage and asset-
  backed securities                    31,669           (404)          2,999           (172)         34,668           (576)
                                 ------------   ------------    ------------   ------------    ------------   ------------
Total fixed maturities                128,833         (4,851)          7,184         (1,051)        136,017         (5,902)
Equity securities                         254              -               2             (8)            256             (8)
                                 ------------   ------------    ------------   ------------    ------------   ------------
Total                            $    129,087   $     (4,851)   $      7,186   $     (1,059)   $    136,273   $     (5,910)
                                 ============   ============    ============   ============    ============   ============

         There were no fixed maturities as of December 31, 2003, with a fair value less than 80% of the security's amortized cost. As of December 31, 2003, fixed maturities represented more than 99% of the Company's unrealized loss amount, which was comprised of 78 different securities.

         The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of 69 securities. Approximately 99%, of the less than twelve months total unrealized loss amount was comprised of securities with fair value to amortized cost ratios at or greater than 90%. As of December 31, 2003, approximately $3.5 million of the unrealized loss related to securities, where the fair value is greater than par value of the securities.

         The securities depressed for twelve months or more were comprised of 9 securities. All of the twelve months or more unrealized loss amount was comprised of securities with fair value to amortized cost ratio at or greater than 80% as of December 31, 2003. Approximately $0.9 million, or 83% of the twelve month or more unrealized loss amount related to airline enhanced equipment trust certificates with a carry value of $5.0 million. The fair value for these securities is 83% of the carry value at December 31, 2003. A description of the events contributing to the security's unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

         As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence (including evaluation of the underlying collateral of a security), the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

         The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates.

         Gross unrealized gains and gross unrealized losses of equity securities as of December 31, 2003 and 2002 are as follows:

                                   2003          2002
                                ----------    ----------
                                     (In thousands)
Gross unrealized gains          $       34    $      117
Gross unrealized losses                 (8)         (133)
                                ----------    ----------
Net unrealized gains (losses)   $       26    $      (16)
                                ==========    ==========

         The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity for the three years ended December 31, 2003 are as follows:

                                                   2003          2002          2001
                                                ----------    ----------    ----------
                                                            (In thousands)
Change in net unrealized gains (losses):
  Fixed maturities                              $    8,542    $   38,522    $    6,695
  Equity securities                                     42           124           132
  Foreign currency                                   9,090           679        (3,996)
  Fair value of cash flow swap                         196             -             -
  Adjustment relating to deferred
    policy acquisition costs                        (2,665)       (1,958)       (1,333)
                                                ----------    ----------    ----------
Change in net unrealized gains
  (losses) before income tax                        15,205        37,367         1,498
Income tax (expense) benefit                        (5,318)      (13,083)         (770)
                                                ----------    ----------    ----------
Change in net unrealized gains (losses)         $    9,887    $   24,284    $      728
                                                ==========    ==========    ==========

         The details of net investment income for the three years ended December 31, 2003 are as follows:

                                 2003          2002          2001
                              ----------    ----------    ----------
                                          (In thousands)
Investment Income:
  Fixed maturities            $   59,528    $   54,553    $   54,100
  Cash and cash equivalents          882         1,044         1,749
  Equity securities                   93           197           238
  Other                              744         1,279         1,181
  Policy loans                     1,652         1,697         1,529
  Mortgage loans                      62           134           205
                              ----------    ----------    ----------
Gross investment income           62,961        58,904        59,002
Investment expenses               (1,886)       (1,188)       (1,190)
                              ----------    ----------    ----------
Net investment income         $   61,075    $   57,716    $   57,812
                              ==========    ==========    ==========

         There were no non-income producing fixed maturities for the year ended December 31, 2003 or 2002. Fixed maturities with a carrying value of $0.1 million were non-income producing for the year ended December 31, 2001.

         Gross realized gains and gross realized losses included in the consolidated statements of operations for the three years ended December 31, 2003 are as follows:

                                                   2003          2002          2001
                                                ----------    ----------    ----------
                                                            (In thousands)
Realized gains:
  Fixed maturities                              $    3,497    $   10,435    $    9,301
  Equity securities and other invested assets          476            72            14
                                                ----------    ----------    ----------
Total realized gains                                 3,973        10,507         9,315
                                                ----------    ----------    ----------
Realized losses:
  Fixed maturities                                  (1,811)      (14,914)       (6,237)
  Equity securities                                   (105)         (676)            -
                                                ----------    ----------    ----------
Total realized losses                               (1,916)      (15,590)       (6,237)
                                                ----------    ----------    ----------
Net realized gains (losses)                     $    2,057    $   (5,083)   $    3,078
                                                ==========    ==========    ==========

         The Company wrote down the value of certain fixed maturity securities by $1.3 million during 2003. The Company wrote down the value of certain fixed maturity securities by $10.6 million during 2002, primarily as a result of the impairment of our WorldCom bonds. The WorldCom bonds were disposed of in the third quarter of 2002 at a price approximating their carrying value after the other-than-temporary decline was recognized. The Company wrote down the value of certain fixed maturity securities by $4.2 million during 2001. These write downs represent management's estimate of other-than-temporary declines in value and were included in net realized gains (losses) on investments.

         At December 31, 2003 and 2002, the Company held unrated or less-than-investment grade corporate debt securities with carrying and estimated fair values as follows:

                                2003          2002
                             ----------    ----------
                                  (In thousands)
Carrying value               $    8,361    $    5,266
                             ==========    ==========
Estimated fair value         $    8,361    $    5,266
                             ==========    ==========
Percentage of total assets          0.5%          0.4%
                             ==========    ==========

         The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $3.1 million at December 31, 2003, which was approximately 0.3% of total assets and $2.4 million at December 31, 2002, which is approximately 0.2% of total assets.

         Included in fixed maturities at December 31, 2003 and 2002 were securities with carrying values of $44.1 million and $35.3 million, respectively, held by various states as security for the policyholders of the Company within such states.

7.       INCOME TAXES:

         The parent holding company files a consolidated return for federal income tax purposes, that includes all of the non-insurance company subsidiaries as well as American Progressive through March 31, 2002 and American Pioneer through June 30, 2002. American Exchange and its subsidiaries and Penncorp Life (Canada) are not currently included. American Exchange and its subsidiaries, including American Progressive as of April 1, 2002 and American Pioneer as of July 1, 2002, file a separate consolidated federal income tax return. Penncorp Life (Canada) files a separate return with Revenue Canada.

         Income before taxes by geographic distribution for the three years ended December 31, 2003 is as follows:

                               2003         2002         2001
                            ----------   ----------   ----------
                                       (In thousands)
United States               $   51,597   $   30,290   $   27,606
Canada                          14,882       13,740       15,757
                            ----------   ----------   ----------
Total income before taxes   $   66,479   $   44,030   $   43,363
                            ==========   ==========   ==========

         The Company's federal and state income tax expense (benefit) for the three years ended December 31, 2003 is as follows:

                              2003          2002         2001
                           ----------    ----------   ----------
                                      (In thousands)
Current - United States    $      303    $      208   $      449
Current - Canada               15,285         4,291        5,451
                           ----------    ----------   ----------
   Sub total current           15,588         4,499        5,900
Deferred - United States       17,821         8,268        8,409
Deferred - Canada              (9,982)        1,136          129
                           ----------    ----------   ----------
   Sub total deferred           7,839         9,404        8,538
                           ----------    ----------   ----------
Total tax expense          $   23,427    $   13,903   $   14,438
                           ==========    ==========   ==========

A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                   2003          2002          2001
                                ----------    ----------    ----------
                                            (In thousands)
Expected tax expense            $   23,268    $   15,410    $   15,177
Change in valuation allowance       (4,507)       (1,694)         (737)
Reserve for prior year taxes
 of acquired entities                4,439             -             -
Canadian taxes                         126            51          (208)
Other                                  101           136           206
                                ----------    ----------    ----------
Actual tax expense              $   23,427    $   13,903    $   14,438
                                ==========    ==========    ==========

         In addition to federal and state income tax, the Company is subject to state premium taxes, which taxes are included in other operating costs and expenses in the accompanying statements of operations.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

                                            2003          2002
                                         ----------    ----------
                                              (In thousands)
Deferred tax assets:
Reserves for future policy benefits      $   36,180    $   19,484
Deferred policy acquisition costs             5,309         9,970
Loss carryforwards                            5,851        11,400
Asset valuation differences                   6,462        11,845
Deferred revenues                               998         1,165
Tax credit carryforwards                        320           197
Other                                        (4,083)        2,666
                                         ----------    ----------
  Total gross deferred tax assets            51,037        56,727
  Less valuation allowance                     (593)       (5,100)
                                         ----------    ----------
  Net deferred tax assets                    50,444        51,627
                                         ----------    ----------
Present value of future profits             (13,270)          314
Unrealized gains on investments             (21,417)      (16,099)
                                         ----------    ----------
  Total gross deferred tax liabilities      (34,687)      (15,785)
                                         ----------    ----------
  Net deferred tax asset                 $   15,757    $   35,842
                                         ==========    ==========

         At December 31, 2003, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Life) had net operating loss carryforwards of approximately $1.7 million that expire in the year 2015 and capital loss carryforwards of $1.3 million that expire in 2007. At December 31, 2003, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for federal income tax purposes of approximately $0.2 million that can be carried forward indefinitely. At December 31, 2003, American Exchange and its subsidiaries had net operating loss carryforwards, most of which relate to the companies acquired in 1999 (and were incurred prior to their acquisition), of approximately $27.2 million that expire in the years 2008 to 2017. At December 31, 2003, American Exchange and its subsidiaries also had capital loss carryforwards of $12.3 million that expire in years 2006 and 2007. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

         At December 31, 2003 and 2002, the Company carried valuation allowances of $0.6 million and $5.1 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. As a result of the continued profitability of the insurance subsidiaries acquired in 1999 and 2003, the valuation allowance on certain of the life tax loss carryforwards no longer was considered necessary at December 31, 2003. The amount of the valuation allowance released during 2003 was $4.5 million and was recorded as a deferred income tax benefit. This benefit was reduced by reserve amounts established for pre-acquisition tax years of certain life insurance subsidiaries that currently are being examined by the Internal Revenue Service. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards no longer were considered necessary as of December 31, 2003. The amount of the valuation allowance released during 2003 was $0.1 million and was also recorded as a deferred income tax benefit. Management believes it is more likely than not that the Company will realize the recorded net deferred tax assets.

8.       STOCKHOLDERS' EQUITY

         Preferred Stock

         The Company has 2.0 million authorized shares of preferred stock with no such shares issued and outstanding at December 31, 2003 or 2002.

         Common Stock

         The par value of common stock is $.01 per share with 80.0 million shares authorized for issuance. There were 54.1 million shares issued and outstanding at December 31, 2003 and 53.2 million issued and outstanding at December 31, 2002. The Company issued 0.9 million shares of its common stock during the year ended December 31, 2003, 0.4 million shares during 2002 and 6.0 million shares (primarily as a result of the equity offering noted below) during 2001.

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

         Treasury Stock

         On December 18, 2003, The Board of Directors approved a plan to increase the number of shares of Company stock the Company can repurchase in the open market to 1.5 million shares from 1.0 million shares. The primary purpose of the plan is to fund employee stock bonuses.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                    2003                                            2002
                                    ----------------------------------------       ----------------------------------------
                                                                  WEIGHTED                                       WEIGHTED
                                                                  AVERAGE                                        AVERAGE
                                                                  COST PER                                       COST PER
                                     SHARES        AMOUNT           SHARE           SHARES         AMOUNT         SHARE
                                    --------    ------------    ------------       --------    ------------    ------------
                                               (In thousands)                                 (In thousands)
Treasury stock beginning of year     241,076    $      1,320    $       5.48         80,982    $        386    $       4.76
Shares repurchased                   141,718           1,113            7.85        263,385           1,520            5.77
Shares distributed in the form of
employee bonuses                    (189,931)         (1,043)           5.58       (103,291)           (586)           6.45
                                    --------    ------------    ------------       --------    ------------    ------------
Treasury stock, end of period        192,863    $      1,390    $       7.21        241,076    $      1,320    $       5.48
                                    ========    ============    ============       ========    ============    ============

         Through December 31, 2003, the Company had repurchased 760,190 shares at an aggregate cost of $4.1 million. As of December 31, 2003, 739,810 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

         Additional Paid In Capital

         The Company provided loans to certain members of management to purchase shares of common stock in connection with the 1999 acquisition. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Repayments of these loans amounted to $0.7 million in 2003 and $0.1 million in 2001 and are reported as an increase additional paid in capital. As of December 31, 2003, the outstanding balance of these loans was $0.2 million.

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                           December 31,
                                                 2003          2002          2001
                                              ----------    ----------    ----------
                                                          (In thousands)
Net unrealized appreciation
  on investments                              $   59,464    $   50,880    $   12,234
Deferred acquisition cost adjustment              (4,985)       (2,320)         (361)
Foreign currency translation gains (losses)        6,516        (2,574)       (3,253)
Fair value of cash flow swap                         196             -             -
Deferred tax on the above                        (21,417)      (16,099)       (3,017)
                                              ----------    ----------    ----------
     Accumulated other comprehensive income   $   39,774    $   29,887    $    5,603
                                              ==========    ==========    ==========

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

         The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. As of December 31, 2003, a total of 7.3 million shares were eligible for grant under the plan of which 4.9 million shares reserved for delivery under outstanding options awarded under the 1998 ICP, 2.0 million shares had been issued pursuant to previous awards and 0.4 million shares reserved for issuance under future Awards at December 31, 2003.

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

         Employee Stock Awards

         In accordance with the 1998 ICP, the Company grants restricted stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed and awarded in the same year. The Company granted awards to non-officer employees of 5,119 shares with a fair value of $9.71 per share during 2003, 7,721 shares with a fair value of $5.92 per share during 2002 and 11,386 shares with a fair value of $6.81 per share during 2001. Officer grants are accrued for during the year for which they are earned and awarded the following year. The grant for 2003 performance has not yet been determined. The Company granted awards to officers of 181,914 shares with a fair value of $5.57 per share for 2002 performance and 103,216 shares with a fair value of $6.45 per share for 2001 performance. The Company recognized compensation expense of $1.1 million for the year ended December 31, 2002, and $0.7 million for 2001.

         Agent's Stock Purchase Plan

         The Company offers shares of its common stock for sale to qualifying agents of the Insurance Subsidiaries pursuant to the Company's Agents Stock Purchase Plan ("ASPP"). Shares are sold at market price and, accordingly, no expense is recognized. Pursuant to the ASPP, agents purchased 183,286 shares at a weighted average price of $6.20 per share in 2003, 30,250 shares at a weighted average price of $6.30 per share in 2002, and 13,100 shares at a weighted average price of $4.89 per share in 2001.

         Agent's Deferred Compensation Plan

         The Company also offers shares of Common Stock for sale to its agents pursuant to the Company's Deferred Compensation Plan for Agents ("DCP"). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent's commissions. Both the agent's participation in the DCP and the Company's obligation to match the agent's deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price and, accordingly, no expense is recognized, except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounting to $0.1 million in 2003, $0.3 million in 2002, and $0.2 million in 2001.

         Option Awards

         A summary of the status of the Company's stock option plans during the three years ended December 31, 2003 and changes during the years ending on those dates is presented below:

                                     2003                  2002                  2001
                               ------------------    ------------------   -------------------
                                        Weighted-             Weighted-             Weighted-
                                         Average               Average               Average
Fixed                                    Exercise              Exercise              Exercise
Options                        Options    Price      Options    Price     Options     Price
-------                        -------  ---------    -------  ---------   -------   ---------
                                 (In thousands)        (In thousands)       (In thousands)
Outstanding-beginning of year   5,513    $  3.87      4,916    $  3.31     4,643    $   3.22
Granted                           745       6.28        940       6.64       485        4.14
Exercised                        (389)      3.63       (284)      3.30      (168)       2.95
Terminated                       (210)      4.77        (59)      4.21       (44)       3.60
                                =====                 -----                -----

Outstanding-end of year         5,659    $  4.17      5,513    $  3.87     4,916    $   3.31
                                =====                 =====                =====

Options exercisable at end of
    Year                        4,019    $  3.78      3,601    $  3.51     2,911    $   3.16
                                =====                 =====                =====

         A summary of the weighted average fair value of options granted during the three years ended December 31, 2003 is presented below:

                           2003                  2002                  2001
                     ------------------    ------------------   -------------------
                              Weighted-             Weighted-             Weighted-
                               Average               Average               Average
                                 Fair                  Fair                  Fair
                     Options    Value      Options    Value     Options     Value
                     -------  ---------    -------  ---------   -------   ---------
                       (In thousands)        (In thousands)       (In thousands)
Above market           306   $     1.85      176   $     2.11      93     $    1.13
At market              439         2.84      629         4.08     382          2.60
Below market             -            -      135         3.01      10          2.16
                       ---                   ---                  ---
Total granted          745   $     2.43      940   $     3.55     485     $    2.31
                       ===                   ===                  ===

The following table summarizes information about stock options outstanding at December 31, 2003:

                       Number           Weighted-                             Number
                    Outstanding          Average           Weighted-       Exercisable        Weighted-
    Range of             at             Remaining           Average             at             Average
Exercise Prices  December 31, 2003   Contractual Life   Exercise Price  December 31, 2003  Exercise Price
---------------  -----------------  ------------------  --------------  -----------------  ---------------
                   (In thousands)                                         (In thousands)
 $ 1.88 - 3.12           946             3.7 years           $2.49              945             $2.49
          3.15         2,162             4.9 years            3.15            1,600              3.15
   3.25 - 4.79           822             5.4 years            4.09              694              4.08
  5.00 - 10.56         1,729             6.1 years            6.41              780              6.36
                       -----                                                  -----
 $1.88 - 10.56         5,659             5.1 years           $4.17            4,019             $3.78
                       =====                                                  =====

         A summary of the activity relating to the options awarded by the Company for employees, directors and agents for the three years ended December 31, 2003, is as follows:

                                                   Agents &            Range of Exercise
                            Employees  Directors    Others    Total        Prices
                            ---------  ---------   --------   -----    -----------------
                                                 (In thousands)
Balance, January 1, 2001      3,370       175       1,098     4,643
      Granted                   334        48         103       485    $3.15 - $ 6.00
      Exercised                 (83)      (10)        (75)     (168)   $2.20 - $ 4.06
      Terminated                (23)       (3)        (18)      (44)   $3.15 - $ 4.25
                              -----       ---       -----     -----    --------------
Balance, December 31, 2001    3,598       210       1,108     4,916
      Granted                   571        53         316       940    $4.75 - $ 8.55
      Exercised                (131)      (10)       (143)     (284)   $2.00 - $ 5.31
      Terminated                (34)      (11)        (14)      (59)   $2.25 - $ 6.45
                              -----       ---       -----     -----    --------------
Balance, December 31, 2002    4,004       242       1,267     5,513
      Granted                   391        48         306       745    $5.57 - $10.56
      Exercised                (162)       (2)       (225)     (389)   $2.00 - $ 8.42
      Terminated               (122)       (9)        (79)     (210)   $2.62 - $ 8.42
                              -----       ---       -----     -----    --------------
Balance, December 31, 2003    4,111       279       1,269     5,659
                              =====       ===       =====     =====

         At December 31, 2003, approximately 2.8 million, 0.2 million, and 1.0 million options were exercisable by employees, directors and agents, respectively.

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

         The Company issued 2.3 million below market stock options with an exercise price of $3.15 per share to certain employees and members of management on August 1, 1999. During 2000, the Company issued an additional 0.2 million below market stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. As of December 31, 2003, the number of these options outstanding decreased to 1.8 million, through employee terminations and exercises. These options generally vest 20% upon grant and 20% each subsequent year. However, 0.6 million vest after seven years, subject to certain criteria, which could accelerate vesting to five years. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. In accordance with APB 25, the Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant of $0.4 million for the year ended December 31, 2003, $0.6 million for the year ended December 31, 2002, and $0.6 million for 2001.

         Stock Options Issued to Directors

         Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. The 1998 ICP also provides that the non-employee directors for American Progressive and Penncorp Life (Canada) would be granted an option to purchase 1,500 shares of Common Stock at each annual meeting. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. Because these are made at a price equal to market, no compensation expense is recognized for such awards.

         Stock Option Plan for Agents and Others

         On December 15, 1995, the Board of Directors approved a plan under which up to 200,000 options could be granted to agents of the Company's subsidiaries (subject to insurance law restrictions) and to other persons as to whom the board of directors believes the grant of such options will serve the best interests of the Corporation, provided that no options may be granted under this plan to officers, directors or employees of the Company or of any subsidiary, while they are serving as such. Such options expire ten years from the date of the grant. Options outstanding under this plan total 40,000, all of which are exercisable. In 1998, Senior Market Brokerage agents and other persons became eligible for options under the 1998 ICP. Senior Market Brokerage agents were awarded a total of 139,500 options with an exercise price of $7.40 per share in 2003 for 2002 sales performance, 166,200 options with an exercise price of $8.42 per share in 2002 for 2001 sales performance and 159,600 options with an exercise price of $5.00 per share in 2001 for 2000 sales performance. Beginning in 2002, Regional Managers in our Career Segment became eligible for option under the 1998 ICP. Regional Managers were awarded a total of 124,690 options with an exercise price of $6.41 per share and 42,107 options with an exercise price of $7.40 per share in 2003 for 2002 production and 67,500 options with exercise prices ranging from $4.75 to $8.55 per share in 2002. These options vest in equal installments over a three year period and expire five years from the date of grant. The exercise prices are set at between 110% and 125% of the fair market value of Universal American common stock on the date of the award. Additionally, Career agents were awarded stock grants of 37,189 shares with a fair value of $5.92 in 2003 for 2002 production.

         In connection with the acquisition of the Pennsylvania Life, the Company adopted additional stock option plans for agents and regional managers of the Career segment. The Career agents and managers were eligible to earn stock and stock options based on new premium production at predetermined exercise prices. A total of 1,486,730 shares were eligible for award under this plan, which ended at December 31, 2001. Options and stock awarded to agents under this plan cliff vest 24 months after the end of the year of option grant and expire at the earliest of the termination date as an agent or 30 days after the option becomes exercisable. The Career agents were awarded 62,657 options, net of terminations, with an exercise price of $4.79 in 2002 related to 2001 sales performance and 59,861 options with an exercise price of $4.17 in 2001 related to 2000 sales performance. The Career agents were also awarded stock grants of 71,429 shares with a fair value on the date of the award of $4.79 per share in 2002 for 2001 sales performance and 63,097 shares with a fair value of $4.17 per share in 2001 for 2000 sales performance. Regional managers of the Career segment were awarded 12,203 options with an exercise price of $4.79 in 2002 for 2001 sales performance and 19,904 options with an exercise price of $4.17 per share in 2001 for 2000 performance.

         In accordance with SFAS 123, the fair values of these options are expensed over the vesting period of each award. Total expense relating to the above plans was $0.9 million for the year ended December 31, 2003, $0.7 million for the year ended December 31, 2002, and $0.2 million for 2001.

10.      STATUTORY CAPITAL AND SURPLUS REQUIREMENTS AND DIVIDEND RESTRICTIONS:

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

         The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. As of December 31, 2003, each insurance company subsidiary's statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the insurance subsidiaries' operations. The statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $117.1 million at December 31, 2003 and $106.5 million at December 31, 2002. The net statutory income for the year ended December 31, 2003 was $6.0 million, which included net realized losses of $0.3 million. The net statutory loss for the year ended December 31, 2002 was $9.1 million, which included net realized losses of $16.8 million.

         The National Association of Insurance Commissioners has developed, and state insurance regulators have adopted, risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2003 all of the insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the minimum trigger point for regulatory action.

         Penncorp Life (Canada) is subject to Canadian capital requirements and reports its results to Canadian regulatory authorities based upon Canadian generally accepted accounting principles that vary in some respects from U.S. statutory accounting practices, and U.S. generally accepted accounting principles. Under Canadian generally accepted actuarial practice, periodic morbidity and lapse experience studies are performed, that may result in an increase or decrease in policy benefit liabilities in that year. Penncorp Life (Canada) completed such a study during the fourth quarter of 2003, resulting in a C$42.3 million reduction in policy benefit liabilities. Net income based on Canadian generally accepted accounting principles was C$34.4 million (US$24.6 million) for the year ended December 31, 2003 and was C$12.8 million (US$8.2 million) for 2002. Canadian net assets based upon Canadian generally accepted accounting principles were C$82.9 million (US$63.5 million) at December 31, 2003 and C$59.7 million (US$38.1 million) as of December 31, 2002. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at December 31, 2003.

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

         Pennsylvania Life is a Pennsylvania insurance company, Pyramid Life is a Kansas insurance company and American Exchange, Constitution, Marquette and Union Bankers are Texas insurance companies. Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earning without the prior approval of the Insurance Department, provided they do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31; or (ii) the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $10.6 million and Constitution would be able to pay $2.3 million to American Exchange (their direct parent) without the prior approval from the Pennsylvania or Texas Insurance Departments in 2004. Pyramid Life would be able to pay ordinary dividends of up to $2.2 million to Pennsylvania Life (its direct parent) without the prior approval from the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.2 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2004. American Exchange and Union Bankers had negative earned surplus at December 31, 2003 and would not be able to pay dividends in 2004 without special approval. Texas companies are also required to have positive "earned surplus", as defined by Texas regulations, which differs from statutory unassigned surplus.

         American Pioneer and Peninsular are Florida insurance companies. Florida State insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when certain conditions are met. American Pioneer had negative unassigned surplus at December 31, 2003 and would not be able to pay dividends in 2004 without special approval.

         Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American in 2004. Accordingly, we anticipate that Penncorp (Canada) will be able to pay dividends equal to its net income earned during 2004.

         Dividends Paid

         During the year ended December 31, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. Penncorp Life (Canada) paid dividends to Universal American totaling $8.1 million during 2003. CHCS Services, Inc. also paid dividends to Universal American totaling $8.5 million in 2003.

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

         Capital Contributed

         During 2003, Universal American contributed $26.0 million in capital through American Exchange to Pennsylvania Life for the purchase of Pyramid Life. Universal American contributed another $9.5 million through American Exchange to its U.S. insurance subsidiaries for capital maintenance. Pennsylvania Life contributed $1.0 million to Pyramid Life in 2003.

         Universal American contributed $4.2 million in capital to its U.S. insurance subsidiaries during 2002. Another $10.0 million was contributed to American Exchange during 2002 in exchange for a corresponding reduction in the surplus note.

         During 2001, Universal American contributed $11.4 million in capital to its U.S. insurance subsidiaries.

11.      DEFERRED POLICY ACQUISITION COSTS:

         Details with respect to deferred policy acquisition costs (in thousands) for the three years ended December 31, 2003 are as follows:

                                                         2003         2002         2001
                                                       ---------    ---------    ---------
                                                                 (In thousands)
Balance, beginning of year                             $  92,093    $  66,025    $  48,651

         Capitalized costs                                88,505       40,550       29,550
         Adjustment relating to unrealized gains on
           fixed maturities                               (2,665)      (1,958)      (1,334)
         Adjustment relating to recapture of
           reinsurance                                       275            -            -
         Foreign currency adjustment                       2,904          176         (478)
         Amortization                                    (37,401)     (12,700)     (10,364)
                                                       ---------    ---------    ---------
Balance, end of year                                   $ 143,711    $  92,093    $  66,025
                                                       =========    =========    =========

         The increase in the amount of acquisition costs capitalized during 2003 and the corresponding increase in amortization is directly related to the increase in new business as a result of the acquisitions of Pyramid Life and the Guarantee Reserve marketing organization, the recapture of the Transamerica reinsurance and the increase in retention on new business, as well as the increase in annuities written during the year.

12.      ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES:

Activity in the accident & health policy and contract claim liability is as follows:

                                        2003          2002        2001
                                      ---------    ---------    ---------
                                                 (In thousands)
Balance at beginning of year          $  88,216    $  79,596    $  77,884
     Less reinsurance recoverables      (48,925)     (44,685)     (43,502)
                                      ---------    ---------    ---------

Net balance at beginning of year         39,291       34,911       34,382
                                      ---------    ---------    ---------

Balances acquired                        18,744        3,198           --

Incurred related to:
     Current year                       249,862      138,429      114,767
     Prior years                         (1,949)      (1,506)        (613)
                                      ---------    ---------    ---------
Total incurred                          247,913      136,923      114,154
                                      ---------    ---------    ---------

Paid related to:
     Current year                       172,450       77,357       62,366
     Prior years                         73,454       58,486       50,918
                                      ---------    ---------    ---------
Total paid                              245,904      135,843      113,284
                                      ---------    ---------    ---------

Foreign currency adjustment               1,174          102         (341)
                                      ---------    ---------    ---------

Net balance at end of year               61,218       39,291       34,911
Plus reinsurance recoverables            39,014       48,925       44,685
                                      ---------    ---------    ---------

Balance at end of year                $ 100,232    $  88,216    $  79,596
                                      =========    =========    =========

         In 2003, the Company acquired Pyramid Life and recaptured a block of Medicare Supplement business previously ceded to Transamerica. In 2002, the Company acquired, through a 100% quota share reinsurance agreement, a block of Medicare Supplement business representing approximately $20.0 million of annualized premium in force. The balances acquired represent the accident & health claim liabilities acquired in this transaction.

         During 2003 and 2002, the favorable development on the accident and health claims reserves resulted from the improvement in claims management processes in the Career Agency segment. For the year ended December 31, 2001, the favorable or unfavorable development on accident and health claim reserves was less than two percent of the prior year net balance.

13.      REINSURANCE:

         In the normal course of business, the Company reinsures portions of certain policies that it underwrites. The Company enters into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, the Company is party to several reinsurance agreements on its life and accident and health insurance risks. The Company's senior market accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, the Company pays the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses the Company that same percentage of any losses. In addition, the reinsurer pays the Company certain allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. The Company also uses excess of loss reinsurance agreements for certain policies whereby the Company limits its loss in excess of specified thresholds. The Company's quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force.

         The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company is obligated to pay claims in the event that any reinsure to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement.

         The Company has several quota share reinsurance agreements in place with General Re Life Corporation ("General Re"), Hannover Life Re of America ("Hannover") and Transamerica Occidental Life ("Transamerica"), (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various accident and health insurance products, primarily Medicare Supplement and long term care policies, written or acquired by the Company and contain ceding percentages ranging between 15% and 100%. Effective January 1, 2004, the Company increased its retention on all new Medicare Supplement business to 100%. Therefore, the Company no longer reinsures new Medicare Supplement business. During 2003, we ceded premiums of $123.5 million to General Re, representing 17% of our total direct and assumed premiums and we ceded premiums of $116.3 million to Hannover, representing 16% of our total direct and assumed premiums. The reinsurance with Transamerica was recaptured, effective April 1, 2003 (See Note 5 - Reinsurance Transactions). At December 31, 2003 and 2002 amounts recoverable from all our reinsurers were as follows:

                  2003         2002
                ---------    ---------
                    (In thousands)
Reinsurer
General Re      $  95,907    $  99,412
Hannover           69,544       74,302
Transamerica        2,002       15,680
Other              51,729       30,706
                ---------    ---------
     Total      $ 219,182    $ 220,100
                =========    =========

         At December 31, 2003, the total amount recoverable from reinsurers included $215.5 million recoverable on future policy benefits and unpaid claims and $3.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2002, the total amount recoverable from reinsurers included $216.4 million recoverable on future policy benefits and unpaid claims and $3.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. A summary of reinsurance is presented below:

                                               As of December 31,
                                  ---------------------------------------------
                                     2003             2002             2001
                                  -----------      -----------      -----------
                                                  (In thousands)
Life insurance in force
  Gross amount                    $ 3,757,618      $ 3,105,477      $ 3,266,564
  Ceded to other companies           (788,761)        (692,132)        (687,615)
  Assumed from other companies        145,028           62,423           48,747
                                  -----------      -----------      -----------
  Net amount                      $ 3,113,885      $ 2,475,768      $ 2,627,696
                                  ===========      ===========      ===========

Percentage of assumed to net                5%               3%               2%
                                  ===========      ===========      ===========

                                                Year Ended December 31,
                                  ---------------------------------------------
                                     2003             2002             2001
                                  -----------      -----------      -----------
                                                 (In thousands)
Premiums
  Life insurance                  $    44,268      $    37,682      $    36,411
  Accident and health                 656,147          549,004          477,164
                                  -----------      -----------      -----------
    Total gross premiums              700,415          586,686          513,575
                                  -----------      -----------      -----------

Ceded to other companies
  Life insurance                       (8,142)          (7,656)          (7,875)
  Accident and health                (272,347)        (317,528)        (279,043)
                                  -----------      -----------      -----------
    Total ceded premiums             (280,489)        (325,184)        (286,918)
                                  -----------      -----------      -----------

Assumed from other companies
  Life insurance                        3,339            1,044            2,071
  Accident and health                  23,703            4,031              478
                                  -----------      -----------      -----------
   Total assumed premium               27,042            5,075            2,549
                                  -----------      -----------      -----------

Net amount
  Life insurance                       39,465           31,070           30,607
  Accident and health                 407,503          235,507          198,599
                                  -----------      -----------      -----------
    Total net premium             $   446,968      $   266,577      $   229,206
                                  ===========      ===========      ===========

Percentage of assumed to net
  Life insurance                            8%               3%               7%
  Accident and health                       6%               2%               -%
                                  -----------      -----------      -----------
  Total assumed to total net                6%               2%               1%
                                  ===========      ===========      ===========

Claims recovered                  $   189,626      $   224,676      $   201,121
                                  ===========      ===========      ===========

14.      LOAN AGREEMENTS:

         Refinancing of Debt

         As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 15 - Trust Preferred Securities). These payments reduced the outstanding balance to $42.9 million, which was repaid from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination, resulting in a pre-tax expense of approximately $1.8 million.

         New Credit Facility

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combination), the Company obtained a new credit facility on March 31, 2003 to repay the existing loan and provide funds for the acquisition of Pyramid Life. This $80 million credit facility consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility, none of which has been drawn as of December 31, 2003. The facility calls for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points (currently 4.1%). Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the loan. The Company pays an annual commitment fee of 50 basis points on the unutilized facility. The obligations of the Company under the new credit facility are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS Services Inc. and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 15 - Trust Preferred Securities) were used to pay down the new term loan. In October 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering was used to further reduce the outstanding balance of the new term loan. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred offering to $6.0 million. Future scheduled principal payments were reduced as a result of these repayments, primarily in 2006 and 2007. In 2003, the Company has made regularly scheduled principal payments of $5.8 million. The Company paid $1.6 million in interest and fees in connection with the new credit facility and $1.1 million in connection with the prior credit facility during the year ended December 31, 2003. During 2002, the company paid $5.2 million in interest and fees in connection with the prior credit facility.

         The following table shows the schedule of principal payments (in thousand) remaining on the Company's new term loan, as of December 31, 2003, with the final payment in March 2008:

2004       $   7,488
2005           8,623
2006           8,922
2007           9,607
2008           3,532
           ----------
           $  38,172
           ==========

         The following table sets forth certain summary information with respect to total borrowings of the Company for the three years ended December 31, 2003:

            As of December 31,                      Year Ended December 31,
        --------------------------    ---------------------------------------------
                                                           Weighted
                                          Maximum          Average         Average
           Amount         Interest        Amount            Amount         Interest
         Outstanding        Rate        Outstanding     Outstanding(a)     Rate (b)
        --------------    --------    --------------    --------------    ---------
        (In thousands)                (In thousands)    (In thousands)
2003     $    38,172          4.14%   $       65,000    $       49,889         4.50%
         ===========      ========    ==============    ==============    =========
2002     $    50,775          5.33%   $       61,475    $       55,731         5.44%
         ===========      ========    ==============    ==============    =========
2001     $    61,475          5.43%   $       69,650    $       65,490         7.84%
         ===========      ========    ==============    ==============    =========

----------------
(a) The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.

(b) The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

15.      TRUST PREFERRED SECURITIES:

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of December 31, 2003, as detailed in the following table:

   Maturity           Amount                           Spread         Rate as of
    Date              Issued            Term         Over LIBOR    December 31, 2003
--------------   ---------------   --------------    ----------    -----------------
                  (In thousands)
December 2032    $       15,000    Fixed/Floating       (1)              5.2%
March 2033               10,000    Floating             400              5.2%
May 2033                 15,000    Floating             420              5.4%
May 2033                 15,000    Fixed/Floating       (2)              7.4%
October 2033             20,000    Floating             395              5.1%
                  --------------
                  $      75,000
                  ==============

(1) Effective September, 2003, Universal American entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract ends in December 2007.

(2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

         The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt"). From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt with the balance to be held for general corporate purposes.

         The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

         The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

         The Company paid $2.1 million in interest in connection with the trust preferred securities during the year ended December 31, 2003.

16.      DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

         Effective September 4, 2003, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December, 2002 trust preferred issuance, in exchange for a floating rate of LIBOR plus 400 bps, capped at 12.5%.

         As of December 31, 2003, the fair value of the swap was $0.2 million and is included in other assets. Since the swap is designated and qualifies as cash flow hedge, changes in its fair value are recorded in accumulated other comprehensive income.

17.      COMMITMENTS AND CONTINGENCIES:

         Lease Obligations

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Rent expense was $1.9 million for the year ended December 31, 2003, $1.7 million for 2002 and $1.8 million for 2001. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2004                    $  2,659
2005                       1,735
2006                       1,384
2007 and thereafter        2,398
                        --------
            Totals      $  8,176
                        ========

         In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessees on approximately 57 properties occupied by Career Agents for use as field offices. The Career Agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent obligation for these field offices is approximately $890,000.

         Litigation

         The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company.

         A lawsuit was commenced in 2002 against Universal American, American Progressive and Richard A. Barasch by Marvin Barasch, a former Chairman of American Progressive and Universal American. The five counts in the lawsuit primarily arose out of Marvin Barasch's employment with the Company and included personal claims against Richard Barasch. In July 2003 all of the counts were dismissed, except for the allegation of age discrimination under New York State law. In December, 2003, the company entered into a settlement agreement and general release with Marvin Barasch pursuant to which Marvin Barasch was paid $0.3 million in full settlement of the allegations. The payment was covered, in part, by the Company's employment practices liability insurance.

18.      UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

         Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year, starting at the end of the second year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Currently, the Company matches 50% of the employee's first 4% of contributions to 2% of the employee's eligible compensation with Company common stock. The Company made matching contributions under the Savings Plan of $0.4 million in 2003, $0.3 million in 2002 and, $0.3 million in 2001. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. The Savings Plan held 528,722 shares of the Company's common stock at December 31, 2003, which represented 41% of total plan assets and 533,732 shares at December 31, 2002, which represented 38% of total plan assets. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

19.      DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

         Equity securities: For equity securities carried at fair value, based on quoted market price.

         Other invested assets: Mortgage loans are carried at the aggregate unpaid balances. Other invested assets consists mainly of collateralized loans which are carried at cost. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

         Cash and cash equivalents and policy loans: For cash and cash equivalents and policy loans, the carrying amount is a reasonable estimate of fair value.

         Cash flow swap: The cash flow swap is carried at fair value, obtained from a pricing service.

         Investment contract liabilities: For annuity and universal life type contracts, the carrying amount is the policyholder account value; estimated fair value equals the policyholder account value less surrender charges.

         Loan payable and trust preferred securities: Fair value for the loan payable and trust preferred securities is equal to the carrying amount.

         The estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:

                                                2003                                2002
                                     --------------------------    --------------------------
                                      Carrying                      Carrying
                                       Amount       Fair Value       Amount        Fair Value
                                     -----------    -----------    -----------    -----------
                                           (In thousands)                (In thousands)
Financial assets:
Fixed maturities available for       $ 1,141,392    $ 1,141,392    $   934,950    $   934,950
sale
Equity securities                          1,507          1,507          1,645          1,645
Policy loans                              25,502         25,502         23,745         23,745
Other invested assets                      1,583          1,583          2,808          2,808
Cash and cash equivalents                116,524        116,524         36,754         36,754
Cash flow swap                               196            196              -              -

Financial liabilities:
  Investment contract liabilities        419,685         391315        271,578        253,288
  Loan payable                            38,172         38,172         50,775         50,775
  Trust preferred securities              75,000         75,000         15,000         15,000

20.      EARNINGS PER SHARE:

         The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

                                                  For the Year Ended December 31, 2003
                                               ------------------------------------------
                                                  Income          Shares         Per Share
                                               (Numerator)     (Denominator)      Amount
                                               -----------     -------------    ---------
                                               (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                             53,670
Less: Weighted average treasury shares                                  (148)
                                                               -------------

Basic EPS
 Net income                                    $    43,052            53,522    $      0.80
                                               ===========     =============    ===========
Effect of Dilutive Securities
 Stock options                                                         4,967
 Treasury stock purchased from proceeds of
   exercise of options                                                (3,459)
                                                               -------------
Diluted EPS
 Net income                                    $    43,052            55,030    $      0.78
                                               ===========     =============    ===========

                                                  For the Year Ended December 31, 2002
                                               ------------------------------------------
                                                 Income           Shares         Per Share
                                               (Numerator)     (Denominator)      Amount
                                               -----------     -------------    ---------
                                               (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                             53,071
Less: Weighted average treasury shares                                  (132)
                                                               -------------

Basic EPS
 Net income                                    $    30,127            52,939    $      0.57
                                               ===========     =============    ===========
Effect of Dilutive Securities
 Stock options                                                         4,853
 Treasury stock purchased from proceeds of
   exercise of options                                                (3,534)
                                                               -------------
Diluted EPS

 Net income                                    $    30,127            54,258    $      0.56
                                               ===========     =============    ===========

                                                   For the Year Ended December 31, 2001
                                               --------------------------------------------
                                                  Income          Shares         Per Share
                                               (Numerator)     (Denominator)       Amount
                                               -----------     -------------    -----------
                                               (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                             49,591
Less: Weighted average treasury shares                                   (66)
                                                               -------------

Basic EPS
 Net income                                    $    28,925            49,525    $      0.58
                                               ===========     =============    ===========
Effect of Dilutive Securities
 Stock options                                                         4,113
 Treasury stock purchased from proceeds of
   exercise of options                                                (3,181)
                                                               -------------
Diluted EPS
 Net income                                    $    28,925            50,457    $      0.57
                                               ===========     =============    ===========

21.      OTHER COMPREHENSIVE INCOME

         The components of other comprehensive income, and the related tax effects for each component, for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                     Before Tax    Tax Expense   Net of Tax
                                                       Amount       (Benefit)      Amount
                                                     ----------    -----------   ----------
                                                              (In thousands)
For the year ended December 31, 2003
Net unrealized gain arising during
  the year (net of deferred acquisition costs)        $  7,976      $  2,791      $  5,185
                                                      --------      --------      --------
Reclassification adjustment for gains
  included in net income                                (2,057)         (720)       (1,337)
   Net unrealized gains                                  5,919         2,071         3,848
Cash flow hedge                                            196            69           127
Foreign currency translation adjustment                  9,090         3,178         5,912
                                                      --------      --------      --------

Other comprehensive income                            $ 15,205      $  5,318      $  9,887
                                                      ========      ========      ========

                                                    Before Tax  Tax Expense  Net of Tax
                                                      Amount     (Benefit)    Amount
                                                    ----------  -----------  ----------
                                                              (In thousands)
For the year ended December 31, 2002
Net unrealized gain arising during
  the year (net of deferred acquisition costs)        $31,605     $11,066     $20,539
Reclassification adjustment for gains
  included in net income                                5,083       1,779       3,304
                                                      -------     -------     -------
   Net unrealized gains                                36,688      12,845      23,843
Foreign currency translation adjustment                   679         238         441
                                                      -------     -------     -------

Other comprehensive income                            $37,367     $13,083     $24,284
                                                      =======     =======     =======

                                                    Before Tax   Tax Expense  Net of Tax
                                                      Amount      (Benefit)     Amount
                                                    ----------   -----------  ----------
                                                              (In thousands)
For the year ended December 31, 2001
Net unrealized gain arising during
  the year (net of deferred acquisition costs)        $ 8,572      $ 3,001      $ 5,571
Reclassification adjustment for gains
included in net income                                 (3,078)      (1,078)      (2,000)
   Net unrealized gains                                 5,494        1,923        3,571
                                                      -------      -------      -------
Foreign currency translation adjustment                (3,996)      (1,153)      (2,843)
                                                      -------      -------      -------

Other comprehensive income                            $ 1,498      $   770      $   728
                                                      =======      =======      =======

22.      BUSINESS SEGMENT INFORMATION:

         The Company's principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

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

SENIOR MARKET BROKERAGE -- This segment includes the operations of American Pioneer, American Progressive, Constitution and Union Bankers, that distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products include Medicare Supplement/Select, long term care, senior life insurance and annuities.

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

CORPORATE -- This segment reflects the activities of Universal American, including the payment of interest on our debt, certain senior executive compensation, and the expense of being a public company.

         Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency and Senior Market Brokerage segments and interest on notes payable by the Corporate segment to the other operating segments.

         Financial data by segment for the three years ended December 31, is as follows:

                                                   2003                           2002                          2001
                                         ------------------------      ------------------------      ------------------------
                                                                          (in thousands)
                                                          Income                       Income                        Income
                                                          (Loss)                       (Loss)                        (Loss)
                                                          Before                       Before                        Before
                                                          Income                       Income                        Income
                                          Revenue         Taxes         Revenue         Taxes         Revenue         Taxes
                                         ---------      ---------      ---------      ---------      ---------      ---------
Career Agency                            $ 257,681      $  46,472      $ 159,215      $  33,470      $ 160,295      $  28,427
Senior Market Brokerage                    251,328         17,678        165,498         14,904        128,441         13,716
Administrative Services                     48,531         11,018         43,218          7,632         33,153          6,625
                                         ---------      ---------      ---------      ---------      ---------      ---------
Corporate                                      232        (10,746)             -         (6,893)           360         (8,483)
Intersegment revenues                      (37,081)             -        (31,325)             -        (24,384)             -
                                         ---------      ---------      ---------      ---------      ---------      ---------
  Segment operating total(1)               520,691         64,422        336,606         49,113        297,865         40,285
Adjustments to segment total:
   Net realized gains (losses)(1)            2,057          2,057         (5,083)        (5,083)         3,078          3,078
                                         ---------      ---------      ---------      ---------      ---------      ---------
Total                                    $ 522,748      $  66,479      $ 331,523      $  44,030      $ 300,943      $  43,363
                                         =========      =========      =========      =========      =========      =========

         (1) We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends. The schedule above reconciles our segment revenue to total revenue and operating income to net income in accordance with generally accepted accounting principles.

Identifiable assets by segment as of December 31, 2003 and 2002 are as follows:

                            December 31, 2003    December 31, 2002
                            -----------------    -----------------
Career Agency                  $   945,911         $   683,720
Senior Market Brokerage            785,054             707,967
Administrative Services             19,321              19,332
                               -----------         -----------
Corporate                          475,377             375,219
Intersegment assets(1)            (444,715)           (384,570)
                               -----------         -----------
Total Assets                   $ 1,780,948         $ 1,401,668
                               ===========         ===========

(1) Intersegment assets includes the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

23.      FOREIGN OPERATIONS:

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Career Agency segment by geographic area are as follows:

                                                  For the year ended December 31,
                                                 2003          2002            2001
                                              ----------     ---------      ---------
                                                         (In thousands)
Revenues
  United States                               $ 193,621      $ 103,480      $ 103,432
  Canada                                         64,060         55,735         56,863
                                              ---------      ---------      ---------
    Total                                     $ 257,681      $ 159,215      $ 160,295
                                              =========      =========      =========

         Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

                                                 December 31,
                                               2003           2002
                                               ----           ----
                                                    (In thousands)
Assets                                      $  236,185      $ 175,365
                                            ==========      =========
Liabilities                                 $  175,253      $ 124,843
                                            ==========      =========

24.      CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The quarterly results of operations for the three years ended December 31, 2003 are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts.

               2003                                               Three Months Ended
-----------------------------------------          -------------------------------------------------
                                                   March 31,    June 30,  September 30, December 31,
                                                   ---------    --------  ------------- ------------
                                                                    (In thousands)
Total revenue                                      $ 97,913     $138,109     $139,803     $146,923
Total benefits, claims and other expenses            86,262      121,464      122,106      126,438
                                                   --------     --------     --------     --------

Income before income taxes                           11,651       16,645       17,697       20,485
Income tax expense                                    4,103        5,645        6,281        7,398
                                                   --------     --------     --------     --------

Net income                                         $  7,548     $ 11,000     $ 11,416     $ 13,087
                                                   ========     ========     ========     ========

Basic earnings per share                           $   0.14     $   0.21     $   0.21     $   0.24
                                                   ========     ========     ========     ========
Diluted earnings per share                         $   0.14     $   0.20     $   0.21     $   0.23
                                                   ========     ========     ========     ========

                    2002                                       Three Months Ended
-----------------------------------------        ------------------------------------------------
                                                 March 31,   June 30,  September 30, December 31,
                                                 ---------   --------  ------------- ------------
                                                               (In thousands)
Total revenue                                     $82,166     $76,690     $83,956     $88,711
Total benefits, claims and other expenses          70,541      72,217      71,079      73,656
                                                  -------     -------     -------     -------

Income before income taxes                         11,625       4,473      12,877      15,055
Income tax expense                                  4,127       1,155       4,558       4,063
                                                  -------     -------     -------     -------

Net income                                        $ 7,498     $ 3,318     $ 8,319     $10,992
                                                  =======     =======     =======     =======

Basic earnings per share                          $  0.14     $  0.06     $  0.16     $  0.21
                                                  =======     =======     =======     =======
Diluted earnings per share                        $  0.14     $  0.06     $  0.15     $  0.20
                                                  =======     =======     =======     =======

                    2001                                     Three Months Ended
-----------------------------------------    ------------------------------------------------
                                             March 31,   June 30,  September 30, December 31,
                                             ---------   --------  ------------- ------------
                                                              (In thousands)
Total revenue                                 $76,671     $74,764     $73,851     $75,657
Total benefits, claims and other expenses      65,750      65,298      63,132      63,401
                                              -------     -------     -------     -------

Income before income taxes                     10,921       9,466      10,719      12,256
Income tax expense                              3,885       3,392       3,797       3,364
                                              -------     -------     -------     -------

Net income                                    $ 7,036     $ 6,074     $ 6,922     $ 8,892
                                              =======     =======     =======     =======

Basic earnings per share                      $  0.15     $  0.13     $  0.13     $  0.17
                                              =======     =======     =======     =======
Diluted earnings per share                    $  0.15     $  0.13     $  0.13     $  0.16
                                              =======     =======     =======     =======

         Significant Fourth Quarter Adjustments

         During the fourth quarter, the Company performs an annual evaluation of the recoverability of its tax net operating loss carryforwards, based on a projection of future taxable income and other factors. As a result of the continued profitability of the Company's operating segments, valuation allowances on certain of the Company's tax loss carryforwards were no longer considered necessary. The tax valuation allowance released through deferred tax expense was $1.6 million, or $0.03 per diluted share, during the fourth quarter of 2002 and $0.7 million, or $0.01 per diluted share, during 2001. There were no significant fourth quarter adjustments during 2003

25.      SUBSEQUENT EVENT (UNAUDITED):

         In March 2004, the Company signed a definitive contract to acquire Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for approximately $98 million in cash. The closing of the acquisition is subject to regulatory approvals and other customary conditions, and is expected to occur in the second quarter of 2004. Founded in 1995, Heritage has approximately 15,700 Medicare members and has annualized revenues of approximately $132 million. As of the closing, Heritage is projected to have approximately $14 million of equity capital and no debt.

         The Company intends to finance this acquisition using approximately $34 million of cash on hand, with the balance coming from the proceeds of a senior credit facility to be arranged by Banc of America Securities, LLC. In connection with this financing, the Company will incur a non-cash, after-tax expense of approximately $1.1 million relating to the unamortized fees on the current facility that will be replaced.

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           DECEMBER 31, 2003 AND 2002

                                                               December 31, 2003
                                          -------------------------------------------------------------
                                             Face          Amortized          Fair            Carrying
Classification                              Value            Cost             Value             Value
------------------------------------      ----------     ------------     ------------      -----------
                                                                (In thousands)
U.S. Treasury securities and
obligations
  of U.S. Government                      $   72,362     $     74,187     $     74,663      $    74,663
Corporate bonds                              536,221          544,744          576,648          576,648
Foreign bonds (1)                            213,516          218,011          236,934          236,934
Asset and mortgage-backed securities         280,076          245,012          253,147          253,147
Equity securities                                               1,481            1,507            1,507
                                                         ------------     ------------      -----------
  Sub-total                                                 1,083,435     $  1,142,899        1,142,899
                                                                          ============
Policy loans                                                   25,502                            25,502
Other invested assets                                           1,583                             1,583
                                                         ------------                       -----------
  Total investments                                      $  1,110,520                       $ 1,169,984
                                                         ============                       ===========

                                                               December 31, 2002
                                          -------------------------------------------------------------
                                             Face         Amortized           Fair           Carrying
Classification                              Value            Cost             Value            Value
------------------------------------      ----------     ------------     ------------      -----------
                                                                (In thousands)
U.S. Treasury securities and
  obligations of U.S. Government          $   89,389     $     90,189     $     91,850      $    91,850
Corporate bonds                              374,294          374,087          402,743          402,743
Foreign bonds (1)                            315,241          166,689          176,545          176,545
Asset and mortgage-backed securities         253,077          253,089          263,812          263,812
Equity securities                                               1,661            1,645            1,645
                                                         ------------     ------------      -----------
  Sub-total                                                   885,715     $    936,595          936,595
                                                                          ============
Policy loans                                                   23,745                            23,745
Other invested assets                                           2,808                             2,808
                                                         ------------                       -----------
  Total investments                                      $    912,268                       $   963,148
                                                         ============                       ===========

         (1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                  2003        2002
                                                                                --------     --------
                                                                                   (In thousands)
ASSETS
Cash and cash equivalents                                                       $ 16,239     $ 12,862
Investments in subsidiaries, at equity                                           384,542      297,147
Surplus note receivable from affiliate                                            60,000       60,000
Short term notes receivable from affiliates                                        3,214          816
Due from affiliates - agent balance financing                                      7,631        1,791
Deferred loan origination fees                                                     1,741        1,899
Deferred tax asset                                                                 1,373          169
Other assets                                                                         637          535
                                                                                --------     --------

Total assets                                                                    $475,377     $375,219
                                                                                ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Loan payable                                                                    $ 38,172     $ 50,775
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures                           75,000       15,000
Note payable to affiliates                                                         6,925       16,036
Due to subsidiary                                                                  4,430        4,653
Retiree plan termination liability                                                 3,285            -
Accounts payable and other liabilities                                             1,827        1,986
                                                                                --------     --------

Total liabilities                                                                129,639       88,450
                                                                                --------     --------

Total stockholders' equity                                                       345,738      286,769
                                                                                --------     --------

Total liabilities and stockholders' equity                                      $475,377     $375,219
                                                                                ========     ========

                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                                                  2003           2002          2001
                                                 --------      --------      --------
                                                           (In thousands)
REVENUES:

Surplus note investment income                   $  2,845      $  3,285      $  5,701
Realized losses                                         -        (1,307)            -
Other income                                          230           857           459
                                                 --------      --------      --------

Total revenues                                      3,075         2,835         6,160
                                                 --------      --------      --------
EXPENSES:

Selling, general and administrative expenses        4,308         3,987         3,530
Early extinguishment of debt                        1,766             -             -
Interest expense - loan payable                     2,245         3,033         5,152
Interest expense - subsidiary trusts                2,649            62             -
Interest expense - other affiliated                   991         1,721           460
                                                 --------      --------      --------

Total expenses                                     11,959         8,803         9,142
                                                 --------      --------      --------
Loss before income taxes and equity in
  income of subsidiaries                           (8,884)       (5,968)       (2,982)
Income tax expense                                 (3,635)       (2,085)          166
                                                 --------      --------      --------

Loss before equity in income of subsidiaries       (5,249)       (3,883)       (3,148)

Equity in income of subsidiaries                   48,301        34,010        32,073
                                                 --------      --------      --------

Net income                                       $ 43,052      $ 30,127      $ 28,925
                                                 ========      ========      ========

                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                                                                       2003          2002          2001
                                                                     --------      --------      --------
                                                                               (In thousands)
Cash flows from operating activities:
Net income                                                           $ 43,052      $ 30,127      $ 28,925
Adjustments to reconcile net income to
  net cash used by operating activities:
  Realized losses                                                           -         1,307             -
  Stock based compensation                                                422           200           863
  Equity in income of subsidiaries                                    (48,903)      (34,010)      (32,073)
  Change in surplus note interest receivable                                -           583             -
  Change in amounts due to/from subsidiaries                             (223)       (1,815)         (914)
  Amortization of deferred loan origination fees                        2,206           529           530
  Deferred income taxes                                                (1,177)        1,251            94
  Change in other assets and liabilities                                   84        (1,146)          133
                                                                     --------      --------      --------
Net cash used by operating activities                                  (4,539)       (2,974)       (2,442)
                                                                     --------      --------      --------
Cash flows from investing activities:
Proceeds from sale of fixed maturities                                      -         1,721             -
Purchase of fixed maturities                                                -             -        (3,028)
Redemption of surplus note due from affiliate                               -        10,000             -
Capital contribution to insurance subsidiaries                        (35,500)      (14,209)      (11,362)
Capital contribution to administrative service subsidiary              (1,000)            -             -
Purchase of additional common stock of Penncorp Life (Canada)               -       (18,121)            -
Purchase of business, net of cash acquired                                  -             -          (650)
Loans to subsidiaries                                                  (3,500)            -        (2,100)
Repayments of loans to subsidiaries                                     1,102         1,034           249
Purchase of agent balances from subsidiaries, net of collections       (5,840)          507        (2,298)
Other investing activities                                             (1,966)         (464)            -
                                                                     --------      --------      --------
Net cash used by investing activities                                 (46,704)      (19,532)      (19,189)
                                                                     --------      --------      --------
Cash flows from financing activities:
Net proceeds from issuance of common stock                              4,086         1,042        26,242
Purchase of treasury stock                                             (1,113)       (1,271)         (764)
Repayment of stock loans                                                  653
Issuance of debt to subsidiary                                              -        18,511             -
Repayments of debt to subsidiaries                                     (9,111)       (4,875)       (5,500)
Issuance of trust preferred securities                                 60,000        15,000             -
Issuance of new debt                                                   65,000             -             -
Early extinguishment of debt                                          (68,950)
Principal repayment on debt                                            (8,653)      (10,700)       (8,175)
Dividends received from subsidiaries                                   16,568        15,001         9,276
Other financing activities                                             (3,860)            -             -
                                                                     --------      --------      --------
Net cash provided from financing activities                            54,620        32,708        21,079
                                                                     --------      --------      --------
Net increase (decrease) in cash and cash equivalents                    3,377        10,202          (552)
Cash and cash equivalents:
    At beginning of year                                               12,862         2,660         3,212
                                                                     --------      --------      --------
    At end of year                                                   $ 16,239      $ 12,862      $  2,660
                                                                     ========      ========      ========

Supplemental disclosure of cash flow information:
   Cash paid (received) during the year for:
   Interest                                                          $  5,863      $  2,574      $  5,195
                                                                     ========      ========      ========
   Income taxes                                                      $   (100)     $     15      $    209
                                                                     ========      ========      ========

                   See notes to condensed financial statements

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         In the parent-company-only financial statements, the parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The parent company's share of net income of its wholly owned unconsolidated subsidiaries is included in its net income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. Certain reclassifications hae been made to prior years' financial statements to conform to current period presentation.

2. EARLY EXTINGUISHMENT OF DEBT:

         On March 31, 2003, the company repaid the balance of its existing credit facility from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life Insurance Company. The early extinguishment of debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

3. RETIREE PLAN TERMINATION LIABILITY:

         Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2003, $0.4 million of the liability was released. The future projected releases of the liability will be $0.6 million in 2004, $1.9 million in 2005, $0.7 million in 2006, and $0.1 million in 2007.

                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                 (In thousands)

                           Deferred    Reserves for            Policy and     Net        Net                       Net      Other
                         Acquisition  Future Policy  Unearned   Contract    Premium   Investment  Policyholder   Change   Operating
           2003             Costs        Benefits    Premiums    Claims     Earned      Income       Benefits    in DAC    Expense
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
Career Agency            $    69,250  $     622,753  $      -  $   35,317  $ 219,928  $   37,244  $    143,583  $(26,493) $  91,784
Senior Market Brokerage       74,461        519,398         -      73,587     27,040      23,873       177,951   (24,611)    79,992
Administrative Services            -              -         -           -          -          48             -         -     37,143
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
  Subtotal                   143,711      1,142,151         -     108,904     46,968      61,165       321,534   (51,104)   208,919
Corporate                          -              -         -           -          -         230             -         -     11,959
Intersegment                       -              -         -           -          -        (320)            -         -    (38,062)
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
  Segment Total             $143,711  $   1,142,151  $      -  $  108,904  $ 446,968  $   61,075  $    321,534  $(51,104) $ 182,816
                         ===========  =============  ========  ==========  =========  ==========  ============  ========  =========

           2002

Career Agency            $    42,527  $     431,857  $      -  $   20,426  $ 125,350  $   33,537  $     78,429  $(15,308) $  62,624
Senior Market Brokerage       49,566        466,895         -      74,508    141,227      23,946       113,940   (12,542)    49,101
Administrative Services            -              -         -           -          -         470             -         -     34,072
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
  Subtotal                    92,093        898,752         -      94,934    266,577      57,953       192,369   (27,850)   145,797
Corporate                          -              -         -           -          -         229             -         -      8,803
Intersegment                       -              -         -           -          -        (466)            -         -    (33,268)
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
  Segment Total          $    92,093  $     898,752  $      -  $   94,934  $ 266,577  $   57,716  $    192,369  $(27,850) $ 121,332
                         ===========  =============  ========  ==========  =========  ==========  ============  ========  =========

           2001

Career Agency            $    27,043  $     387,860  $      -  $   22,013  $ 126,144  $   32,768  $     85,928  $(12,178) $  58,111
Senior Market Brokerage       38,982        440,335         -      63,865    103,062      25,174        89,363    (7,008)    31,979
Administrative Services            -              -         -           -          -         322             -         -     24,322
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
  Subtotal                    66,025        828,195         -      85,878    229,206      58,264       175,291   (19,186)   114,412
Corporate                          -              -         -           -          -         331             -         -      8,814
Intersegment                       -              -         -           -          -        (783)            -         -    (24,388)
                         -----------  -------------  --------  ----------  ---------  ----------  ------------  --------  ---------
  Segment Total          $    66,025  $     828,195  $      -  $   85,878  $ 229,206  $   57,812  $    175,291  $(19,186) $  98,838
                         ===========  =============  ========  ==========  =========  ==========  ============  ========  =========

                  See accompanying independent auditor's report