Form 10-Q
period 2004-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2004-05-10
CIK 709878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM         TO

                           COMMISSION FILE NO. 0-11321
                              --------------------

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                  11-2580136
     (State of other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

   SIX INTERNATIONAL DRIVE, SUITE 190
          RYE BROOK, NEW YORK                                10573
(Address of principal executive offices)                  (Zip code)

                                 (914) 934-5200
              (Registrant's telephone number, including area code)
                              ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 3, 2004 was 54,505,883.

================================================================================

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                      Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                      3
         Consolidated Statements of Operations                                                            4
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                         5
         Consolidated Statements of Cash Flows                                                            6
         Notes to Consolidated Financial Statements                                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           21

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                          37

Item 4.  Controls and Procedures                                                                         39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               39

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                39

Item 3.  Defaults Upon Senior Securities                                                                 39

Item 4.  Submission of Matters to a Vote of Security Holders                                             39

Item 5.  Other Information                                                                               39

Item 6.  Exhibits and Reports on Form 8-K                                                                39

Signatures                                                                                               40

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2004            2003
                                                                             ------------    ------------
                                                                                    (In thousands)
ASSETS
Investments (Note 7):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2004, $1,115,448; 2003, $1,081,954)                     $  1,194,094    $  1,141,392
  Equity securities, at fair value (cost: 2004, $758; 2003, $1,481)                   755           1,507
  Policy loans                                                                     25,392          25,502
  Other invested assets                                                             1,147           1,583
                                                                             ------------    ------------
    Total investments                                                           1,221,388       1,169,984

Cash and cash equivalents                                                          96,089         116,524
Accrued investment income                                                          13,717          14,476
Deferred policy acquisition costs                                                 156,276         143,711
Amounts due from reinsurers                                                       220,587         219,182
Due and unpaid premiums                                                             7,494           7,433
Deferred income tax asset                                                           4,435          15,757
Present value of future profits and other amortizing intangible assets             43,100          44,047
Goodwill and other indefinite lived intangible assets (Note 4)                     13,117          13,117
Other assets                                                                       43,480          36,717
                                                                             ------------    ------------
    Total assets                                                             $  1,819,683    $  1,780,948
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                $    443,475    $    419,685
Reserves for future policy benefits                                               730,175         722,466
Policy and contract claims -  life                                                  7,571           8,672
Policy and contract claims -  health                                               98,432         100,232
Loan payable (Note 10)                                                             36,406          38,172
Other long term debt (Note 11)                                                     75,000          75,000
Amounts due to reinsurers                                                           5,274           6,779
Income taxes payable                                                                1,000          12,489
Other liabilities                                                                  52,053          51,715
                                                                             ------------    ------------
    Total liabilities                                                           1,449,386       1,435,210
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY (Note 9)
Common stock (Authorized: 80 million shares, issued:
  2004, 54.4 million shares; 2003, 54.1 million shares)                               544             541
Additional paid-in capital                                                        165,755         164,355
Accumulated other comprehensive income                                             49,264          39,774
Retained earnings                                                                 156,334         142,458
Less:  Treasury stock (2004, 0.2 million shares; 2003, 0.2 million shares)         (1,600)         (1,390)
                                                                             ------------    ------------
    Total stockholders' equity                                                    370,297         345,738
                                                                             ------------    ------------
    Total liabilities and stockholders' equity                               $  1,819,683    $  1,780,948
                                                                             ============    ============

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               THREE MONTHS ENDED MARCH 31,                    2004                             2003
---------------------------------------------------------   ----------                       ----------
                                                            (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned             $  192,732                       $  154,646
   Reinsurance premiums assumed                                  9,533                            6,449
   Reinsurance premiums ceded                                  (66,174)                         (81,909)
                                                            ----------                       ----------
         Net premiums and policyholder fees earned             136,091                           79,186

   Net investment income                                        16,078                           14,378
   Realized gains on investments                                 3,591                              110
   Fee and other income                                          2,778                            4,239
                                                            ----------                       ----------
          Total revenues                                       158,538                           97,913
                                                            ----------                       ----------
Benefits, claims and expenses:
   Net increase in future policy benefits                        8,135                            5,066
   Net claims and other benefits                                86,374                           50,740
   Interest credited to policyholders                            4,220                            3,133
   Net increase in deferred acquisition costs                  (16,321)                          (8,251)
   Amortization of present value of future profits                 923                              121
   Commissions                                                  33,796                           30,364
   Commission and expense allowances on reinsurance ceded      (11,083)                         (22,356)
   Interest expense                                              1,523                              816
   Early extinguishment of debt (Note 10)                            -                            1,766
   Other operating costs and expenses                           29,786                           24,863
                                                            ----------                       ----------
          Total benefits, claims and expenses                  137,353                           86,262
                                                            ----------                       ----------

Income before taxes                                             21,185                           11,651
Income tax expense                                               7,309                            4,103
                                                            ----------                       ----------
Net income                                                  $   13,876                       $    7,548
                                                            ==========                       ==========

Earnings per common share:
   Basic                                                    $     0.26                       $     0.14
                                                            ==========                       ==========
   Diluted                                                  $     0.25                       $     0.14
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              ACCUMULATED
                                                ADDITIONAL       OTHER
                                     COMMON      PAID-IN     COMPREHENSIVE     RETAINED    TREASURY
  THREE MONTHS ENDED MARCH 31,        STOCK      CAPITAL     INCOME / (LOSS)   EARNINGS      STOCK        TOTAL
---------------------------------   ---------   ----------  ----------------   ---------   ---------    ---------
                                                                  (In thousands)
           2003
Balance, January 1, 2003            $     532   $ 158,264      $  29,887       $  99,406   $  (1,320)   $ 286,769

Net income                                  -           -              -           7,548           -        7,548
Other comprehensive income
   (Note 8)                                 -           -           (146)              -           -         (146)
                                                                                                        ---------
Comprehensive income                                                                                        7,402
                                                                                                        ---------
Issuance of common stock (Note 9)           1         490              -               -           -          491
Stock-based compensation                    -         228              -               -           -          228
Loans to officers                                      32              -               -           -           32
Treasury shares purchased, at
  cost (Note 9)                             -           -              -               -        (188)        (188)
Treasury shares reissued (Note 9)           -           3              -               -          42           45
                                    ---------   ---------      ---------       ---------   ---------    ---------

Balance, March 31, 2003             $     533   $ 159,017      $  29,741       $ 106,954   $  (1,466)   $ 294,779
                                    =========   =========      =========       =========   =========    =========

         2004
Balance, January 1, 2004            $     541   $ 164,355      $  39,774       $ 142,458   $  (1,390)   $ 345,738

Net income                                  -           -              -          13,876           -       13,876
Other comprehensive income
   (Note 8)                                 -           -          9,490               -           -        9,490
                                                                                                        ---------
Comprehensive income                                                                                       23,366
                                                                                                        ---------
Issuance of common stock (Note 9)           3       1,348              -               -           -        1,351
Stock-based compensation                    -          14              -               -           -           14
Loans to officers                           -          25              -               -           -           25
Treasury shares purchased, at
  cost (Note 9)                             -           -              -               -        (248)        (248)
Treasury shares reissued (Note 9)           -          13              -               -          38           51
                                    ---------   ---------      ---------       ---------   ---------    ---------

Balance, March 31, 2004             $     544   $ 165,755      $  49,264       $ 156,334   $  (1,600)   $ 370,297
                                    =========   =========      =========       =========   =========    =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31,                                    2004          2003
--------------------------------------------------------------------------------    ----------    ----------
                                                                                          (In thousands)
Cash flows from operating activities:
Net income                                                                          $   13,876    $    7,548
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combinations):
  Deferred income taxes                                                                  6,213         3,724
  Change in reserves for future policy benefits                                          7,749         6,880
  Change in policy and contract claims                                                  (2,902)       (2,046)
  Change in deferred policy acquisition costs                                          (16,321)       (8,251)
  Amortization of present value of future profits                                          923           121
  Amortization of bond premium                                                            (862)       (1,271)
  Amortization of capitalized loan origination fees                                        123         1,895
  Change in policy loans                                                                   111            53
  Change in accrued investment income                                                      759         1,143
  Change in reinsurance balances                                                        (3,101)       (3,755)
  Realized gains on investments                                                         (3,591)         (110)
  Change in income taxes payable                                                       (11,489)       (1,381)
  Other, net                                                                            (3,468)       (1,668)
                                                                                    ----------    ----------
Net cash provided (used) by operating activities                                       (11,980)        2,882
                                                                                    ----------    ----------
Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                 109,723        97,327
  Cost of fixed maturities purchased                                                  (139,078)      (70,186)
  Proceeds from sale of equity securities                                                  723             -
  Cost of equity securities purchased                                                        -          (180)
  Change in other invested assets                                                          428           574
  Change in due from / to broker                                                        (2,411)       (2,379)
  Purchase of business, net of cash acquired (Note 3)                                        -       (56,906)
  Other investing activities                                                              (900)         (749)
                                                                                    ----------    ----------
Net cash used by investing activities                                                  (31,515)      (32,499)
                                                                                    ----------    ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                             1,376           492
  Cost of treasury stock purchases                                                        (248)         (189)
  Change in policyholder account balances                                               23,790        21,229
  Change in reinsurance on policyholder account balances                                   (92)           62
  Principal repayment on loan payable                                                   (1,766)       (2,825)
  Early extinguishment of debt (Note 10)                                                     -       (47,950)
  Issuance of new debt (Note 10)                                                             -        65,000
  Issuance of trust preferred securities (Note 11)                                           -        10,000
                                                                                    ----------    ----------
Net cash provided by financing activities                                               23,060        45,819
                                                                                    ----------    ----------
Net increase (decrease) in cash and cash equivalents                                   (20,435)       16,202

Cash and cash equivalents at beginning of period                                       116,524        36,754
                                                                                    ----------    ----------
Cash and cash equivalents at end of period                                          $   96,089    $   52,956
                                                                                    ==========    ==========

Supplemental cash flow information:
  Cash paid during the period for interest                                          $    1,529    $    1,247
                                                                                    ==========    ==========
  Cash paid during the period for income taxes                                      $   13,035    $    2,017
                                                                                    ==========    ==========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), The Pyramid Life Insurance Company ("Pyramid Life") and CHCS Services, Inc. ("CHCS").

      Pyramid Life was acquired on March 31, 2003 and its operating results prior to the date of acquisition are not included in Universal American's consolidated results of operations.

      Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, long term care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. CHCS, the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

2     RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

      Adoption of New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which requires an entity to assess its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties or the equity investors do not have the characteristics of a controlling financial interest. FIN 46 requires that a variable interest entity be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

      The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities for which the Company obtains an interest after that date. For any variable interest entities acquired prior to February 1, 2003, the provisions of the interpretation of FIN 46, as amended by FASB Staff Position No. 46-6, are effective for the quarter ending December 31, 2003. An interpretation of FIN 46 was issued in December 2003 which allows the Company to defer the effective date for consolidation of variable interest entities to the first reporting period that ends after March 15, 2004. Adoption of the provisions of the interpretation FIN 46 did not have a material impact on the consolidated financial condition or results of operations.

      In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other variable interest entities ("VIEs"). Although early adoption was permitted, the Company adopted FIN 46R in the first quarter of 2004. The adoption of FIN 46R resulted in the deconsolidation of the VIEs that issued mandatorily redeemable preferred securities of a subsidiary trust ("trust preferred securities"). The sole assets of the VIEs are junior subordinated debentures issued by the Company with repayment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company's balance sheet as "company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures". The dividends on the trust preferred securities were reported as interest expense. As a result of the deconsolidation, the liability for the junior subordinated debentures issued by the Company to the subsidiary trusts will be reported as a separate liability in the Company's balance sheet as "other long term debt". See Note 11 - Other Long Term Debt for a description of the trust preferred securities.

      In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 addresses a wide variety of topics, however the primary provision that applies to the Company relates to capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC"). The Company adopted SOP 03-1 effective January 1, 2004.

      The Company currently offers enhanced or bonus crediting rates to contract-holders on certain of its individual annuity products. The Company's policy in this regard was to defer only the portion of the bonus interest amount that was offset by a corresponding reduction in the sales commission to the agent. Effective January 1, 2004, all bonus interest was deferred and amortized. The adoption of SOP 03-1 did not have a material impact on the consolidated financial position or results of operations of the Company.

      The Company has various stock-based compensation plans for its employees, directors and agents, which are more fully described in Note 9 to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K. The Company uses the fair value method of accounting for stock-based awards granted to agents, however, as permitted by SFAS 123, the Company measures its stock-based compensation for employees and directors using the intrinsic value approach under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options when the option terms are fixed and the exercise price equals the market price of the underlying common stock on the grant date. The Company does not intend to adopt the fair value method of accounting for stock-based compensation provisions of SFAS 123 for its employees or directors.

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

             THREE MONTHS ENDED MARCH 31,                     2004                         2003
--------------------------------------------------------   ----------                   ----------
                                                           (In thousands, except per share amounts)
Reported net income                                        $   13,876                   $    7,548
Add back:  Stock-based compensation expense included in
  reported net income, net of tax                                  14                          320
Less:  Stock based compensation expense determined under
  fair value based method for all awards, net of tax             (204)                        (587)
                                                           ----------                   ----------
Pro forma net income                                       $   13,686                   $    7,281
                                                           ==========                   ==========

Net income per share:
  Basic, as reported                                       $     0.26                   $     0.14
  Basic, pro forma                                         $     0.25                   $     0.14

  Diluted, as reported                                     $     0.25                   $     0.14
  Diluted, pro forma                                       $     0.24                   $     0.13

      Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company if it were to adopt the fair value based recognition provisions of SFAS 123 for stock-based compensation for its employees and directors. Future expense may vary based upon factors such as the number of awards granted by the Company, the then-current fair market value of such awards.

      Pending Accounting Standards

      In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

      Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

      Step 2: Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

      Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost basis and its fair value.

      Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position ("SOP") 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 6-Investments of the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K will prospectively include securities subject to EITF 99-20.

      The impairment evaluation and recognition guidance in EITF 03-1 will be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. Besides the disclosure requirements adopted by the Company effective December 31, 2003, the final version of EITF 03-1 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

3.    BUSINESS COMBINATIONS

      Acquisition of Pyramid Life

      On March 31, 2003, the Company completed the acquisition of all of the outstanding common stock of Pyramid Life. As part of this transaction, the Company acquired a block of in-force business as well as a career sales force that is skilled in selling senior market insurance products. The purchase price of $57.5 million and transaction costs of $2.4 million were financed with $20.1 million of net proceeds generated from the refinancing of the Company's credit facility and $39.8 million of cash on hand, including a portion of the proceeds from the trust preferred offerings completed by the Company in December 2002 and March 2003. (See Note 10 - Loan Payable and Note 11 - Other Long Term Debt). Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in the Company's consolidated financial statements. At the time of closing, the fair value of net tangible assets of the acquired company amounted to $27.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was $32.3 million. At March 31, 2003, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $13.1 million, net of deferred income taxes of $7.1 million, was assigned to the present value of future profits acquired, which has a weighted average life of 7 years. Approximately $14.3 million, net of deferred income taxes of $7.7 million, was assigned to the distribution channel acquired, which has a weighted average life of 30 years. The value of the distribution channel represents the projected new sales production from the career distribution established by Pyramid Life. Pyramid Life distributes its products on an exclusive basis through Senior Sales Solution Centers. The remaining $4.9 million was assigned to the value of the trademarks and licenses acquired, which are deemed to have an indefinite life. The consolidated pro forma results of operations, assuming that Pyramid Life was purchased on January 1, 2003 is as follows:

THREE MONTHS ENDED MARCH 31,         2003
---------------------------     --------------
                                (In thousands)
Total revenue                      $126,804
Income before taxes (1)            $ 12,494
Net income (1)                     $  8,086

Earnings per common share:
    Basic                          $   0.15
    Diluted (1)                    $   0.15

(1) The above pro forma results of operations includes excess amortization of capitalized loan fees of $1.9 million in 2003 as a result of the assumed refinancing of the existing debt at January 1, 2003. This additional expense reduced net income by $1.2 million or $0.02 per diluted share in 2003. The actual amount of excess amortization reported in 2003 was $1.8 million.

      The pro forma results of operations reflect management's best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and Pyramid Life to account for Pyramid Life under the purchase method of accounting. In accordance with SFAS No. 141, "Business Combinations", the total purchase cost was allocated to Pyramid Life's assets and liabilities based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Management has provided its best estimate of the fair values of assets and liabilities for the purpose of this pro forma information. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

      Pending Acquisition of Heritage Health Systems, Inc.

      In March 2004, the Company signed a definitive agreement to acquire Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for approximately $98 million in cash. The closing of the acquisition is subject to regulatory approvals and other customary conditions, and is expected to occur in the second quarter of 2004. Founded in 1995, Heritage has approximately 15,700 Medicare members and has annualized revenues of approximately $132 million. As of the closing, Heritage is projected to have approximately $14 million of stockholders' equity and no debt.

      The Company intends to finance this acquisition using approximately $34 million of cash on hand, with the balance from the proceeds of refinancing its senior credit facility to be arranged by Banc of America Securities, LLC (See
Note 10 - Loan Payable).

4     INTANGIBLE ASSETS

      The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                               MARCH 31, 2004               DECEMBER 31, 2003
                                          -------------------------    --------------------------
                                          GROSS CARRY  ACCUMULATED     GROSS CARRY   ACCUMULATED
                                            AMOUNT     AMORTIZATION      AMOUNT      AMORTIZATION
                                          -----------  ------------    -----------   ------------
                                                              (In thousands)
Present value of future profits:
  Career Agency                           $   20,208    $    2,344     $   20,208     $    1,784
  Senior Market Brokerage                      2,391         1,049          2,391            974
  Administrative Services                      7,672         6,837          7,672          6,770
Value of future override fees                  1,797            58          1,820             20
Distribution Channel -  Career Agency       22,055           735         22,055            551
                                          ----------    ----------     ----------     ----------
     Total                                $   54,123    $   11,023     $   54,146     $   10,099
                                          ==========    ==========     ==========     ==========

      The following table shows the changes in the present value of future profits and other amortizing intangible assets.

 Three months ended March 31,          2004           2003
-------------------------------      --------       --------
                                          (In thousands)
Balance, beginning of year           $ 44,047       $  2,986
  Additions and adjustments               (24)        20,843
  Amortization, net of interest          (923)          (121)
                                     --------       --------
Balance, end of period               $ 43,100       $ 23,708
                                     ========       ========

      Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2004 (Remainder of year)                $  2,486
2005                                       3,362
2006                                       3,270
2007                                       3,109
2008                                       2,739
Thereafter                                28,134
                                        --------

   Total                                $ 43,100
                                        ========

      The carrying amounts of goodwill and intangible assets with indefinite lives as of March 31, 2004 and December 31, 2003 are shown below.

                               March 31,     December 31,
                                 2004            2003
                               --------      -----------
                                   (In thousands)
Career Agency                  $  4,867        $  4,867
Senior Market Brokerage           3,893           3,893
Administrative Services           4,357           4,357
                               --------        --------
   Total                       $ 13,117        $ 13,117
                               ========        ========

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

      As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the current in force amount remaining of the block of $48 million of Medicare Supplement business. There was no gain or loss incurred on these recapture agreements.

      Acquisition of Guarantee Reserve Marketing Organization

      Effective July 1, 2003, Universal American entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization, including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance.

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

6.    EARNINGS PER SHARE

      The reconciliation of the numerators and the denominators of the basic and diluted EPS is as follows:

                                                             INCOME             SHARES             PER SHARE
     THREE MONTHS ENDED MARCH 31,                          (NUMERATOR)       (DENOMINATOR)           AMOUNT
     ----------------------------                          ----------        ------------          ---------
                                                              (In thousands, per share amounts in dollars)
                2004
Weighted average common stock outstanding                                        54,269
Less: Weighted average treasury shares                                             (207)
                                                                                -------
Basic EPS:
Net income applicable to common shareholders                 $ 13,876            54,062              $ 0.26
                                                             ========                                ======
Effect of Dilutive Securities                                                     2,086
                                                                                -------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                      $ 13,876            56,148              $ 0.25
                                                             ========           =======              ======

                                                             INCOME             SHARES             PER SHARE
     THREE MONTHS ENDED MARCH 31,                          (NUMERATOR)       (DENOMINATOR)           AMOUNT
     ----------------------------                          ----------        ------------          ---------
                                                              (In thousands, per share amounts in dollars)
                2003
Weighted average common stock outstanding                                        53,254
Less:  weighted average treasury shares                                            (261)
                                                                                -------
Basic EPS:
Net income applicable to common shareholders                 $  7,548            52,993              $ 0.14
                                                             ========                                ======
Effect of Dilutive Securities                                                     1,131
                                                                                -------
Diluted EPS:
Net income applicable to common
  shareholders plus assumed conversions                      $  7,548            54,124              $ 0.14
                                                             ========           =======              ======

7.    INVESTMENTS

      Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                          GROSS           GROSS
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
           CLASSIFICATION                   COST          GAINS           LOSSES          VALUE
-------------------------------------   ------------   ------------    ------------    ------------
                                                              (In thousands)
MARCH 31, 2004
US Treasury securities
  and obligations of US government      $     72,216   $      1,298    $         (1)   $     73,513
Corporate debt securities                    513,350         47,314          (2,157)        558,507
Foreign debt securities (1)                  202,256         20,734            (176)        222,814
Mortgage- and asset-backed securities        327,626         11,933            (299)        339,260
                                        ------------   ------------    ------------    ------------
                                        $  1,115,448   $     81,279    $     (2,633)   $  1,194,094
                                        ============   ============    ============    ============
DECEMBER 31, 2003
US Treasury securities
 and obligations of US government       $     74,187   $        695    $       (219)   $     74,663
Corporate debt securities                    544,744         36,892          (4,988)        576,648
Foreign debt securities (1)                  218,011         19,041            (118)        236,934
Mortgage- and asset-backed securities        245,012          8,711            (576)        253,147
                                        ------------   ------------    ------------    ------------
                                        $  1,081,954   $     65,339    $     (5,901)   $  1,141,392
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

                                               MARCH 31, 2004
                                        ---------------------------
                                         AMORTIZED         FAIR
                                            COST          VALUE
                                        ------------   ------------
                                               (In thousands)
Due in 1 year or less                   $     37,497   $     38,057
Due after 1 year through 5 years             176,034        191,350
Due after 5 years through 10 years           331,402        364,489
Due after 10 years                           242,889        260,938
Mortgage- and asset-backed securities        327,626        339,260
                                        ------------   ------------
                                        $  1,115,448   $  1,194,094
                                        ============   ============

      During the three months ended March 31, 2004, the Company did not write down the value of any fixed maturity securities. During the three months ended March 31, 2003, the Company wrote down the value of certain fixed maturity securities by $0.2 million. These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

8.    COMPREHENSIVE INCOME

      The components of other comprehensive income and the related tax effects for each component are as follows:

   THREE MONTHS ENDED MARCH 31,                       2004                                     2003
----------------------------------   --------------------------------------    --------------------------------------
                                       BEFORE         TAX          NET OF        BEFORE         TAX          NET OF
                                        TAX         EXPENSE         TAX           TAX         EXPENSE         TAX
                                       AMOUNT      (BENEFIT)       AMOUNT        AMOUNT      (BENEFIT)       AMOUNT
                                     ----------    ----------    ----------    ----------    ----------    ----------
                                                                     (In thousands)
Net unrealized gain (loss) arising
 during the year (net  of deferred
 acquisition cost adjustment)        $   19,020    $    6,657    $   12,363    $   (3,302)   $   (1,160)   $   (2,142)
Less:
Reclassification adjustment
 for gains included in net income        (3,591)       (1,257)       (2,334)         (110)          (39)          (71)
                                     ----------    ----------    ----------    ----------    ----------    ----------
Net unrealized gains (losses)            15,429         5,400        10,029        (3,192)       (1,121)       (2,071)
Cash Flow Hedge                            (269)          (94)         (175)            -             -             -

Currency translation adjustments           (560)         (196)         (364)        2,962         1,037         1,925
                                     ----------    ----------    ----------    ----------    ----------    ----------

Other comprehensive income (loss)    $   14,600    $    5,110    $    9,490    $     (230)   $      (84)   $     (146)
                                     ==========    ==========    ==========    ==========    ==========    ==========

9.    STOCKHOLDERS' EQUITY

      Common Stock

      The par value of common stock is $.01 per share with 80,000,000 shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

             THREE MONTHS ENDED MARCH 31,                     2004        2003
--------------------------------------------------------   ----------   ----------
Common stock issued, beginning of year                     54,111,923   53,184,381
Stock options exercised                                       300,121      125,620
Stock purchases pursuant to agents' stock purchase plans        4,498        5,000
                                                           ----------   ----------
Common stock issued, end of period                         54,416,542   53,315,001
                                                           ==========   ==========

      The Board of Directors of the Company (the "Board") has approved and recommends that the shareholders approve at the Annual Meeting on May 26, 2004, a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 80 million shares to 100 million shares. The Board has concluded that increasing the number of authorized shares of common stock will give the Company the ability to react quickly to future growth opportunities for the Company. Although the Board has no specific plans or commitments for the issuance of any of the additional shares that would be authorized by the amendment, the Board believes that the increase in the number of authorized shares will provide flexibility for actions the Company might wish to take, such as paying for acquisitions with stock of the Company, equity offerings to raise capital, distributing stock splits or stock dividends and granting new awards under employee benefit plans.

      Treasury Stock

      The Board approved a plan to repurchase up to 1.5 million shares of Company stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

  THREE MONTHS ENDED MARCH 31,                   2004                               2003
-------------------------------    --------------------------------   --------------------------------
                                                           WEIGHTED                           WEIGHTED
                                                           AVERAGE                            AVERAGE
                                                           COST PER                           COST PER
                                    SHARES      AMOUNT      SHARE      SHARES      AMOUNT      SHARE
                                    -------    --------    --------   --------    --------    --------
                                            (In thousands)                    (In thousands)
Treasury stock beginning of year    192,863    $  1,390    $   7.21    241,076    $  1,320    $   5.48
Shares repurchased                   24,161         248       10.26     33,690         189        5.60
Shares Distributed in the form
of employee bonuses                  (5,219)        (38)       9.71     (7,721)        (42)       5.92
                                    -------    --------                -------    --------
Treasury stock, end of period       211,805    $  1,600    $   7.55    267,045    $  1,467    $   5.49
                                    =======    ========                =======    ========

      Through March 31, 2004, the Company had repurchased 784,351 shares at an aggregate cost of $4.4 million. As of March 31, 2004, 715,649 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

      Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are as follows:

                                               MARCH 31,   DECEMBER 31,
                                                 2004         2003
                                              ----------   ------------
                                                  (in thousands)
Net unrealized appreciation on investments    $   78,643    $   59,464
Deferred acquisition cost adjustment              (8,736)       (4,985)
Foreign currency translation gains (losses)        5,956         6,516
Fair value of cash flow swap                         (73)          196
Deferred income taxes on the above               (26,526)      (21,417)
                                              ----------    ----------
     Accumulated other comprehensive income   $   49,264    $   39,774
                                              ==========    ==========

10.   LOAN PAYABLE

      2003 Refinancing of Debt

      As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 11 - - Other Long Term Debt). These payments reduced the outstanding balance to $42.9 million, which was repaid on March 31, 2003 from the proceeds of the Credit Agreement (as defined below) obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the then existing debt resulted in the immediate amortization of the related capitalized loan origination fees resulting in a pre-tax expense of approximately $1.8 million.

      Current Credit Facility

      In connection with the acquisition of Pyramid Life (see Note 3 - Business Combinations), the Company obtained a new $80 million credit facility (the "Credit Agreement") on March 31, 2003 to repay the then existing loan and provide funds for the acquisition of Pyramid Life. The Credit Agreement consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility, none of which has been drawn as of March 31, 2004. The Credit Agrement initally called for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points. Effective March 31, 2004, the spread over LIBOR was reduced to 275 basis points in accordance with the terms of the Credit Agreement. Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Credit Agreement are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

      In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 11 - - Other Long Term Debt) were used to pay down the Credit Agreement. In October 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering was used to further reduce the outstanding balance of the Credit Agreement. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred offering to $6.0 million. Future scheduled principal payments were reduced as a result of these repayments, primarily in 2006 and 2007. The Company made regularly scheduled principal payments of $1.8 million and paid $0.4 million in interest and fees in connection with the Credit Agreement during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company made regularly scheduled principal payments of $2.8 million and paid $1.1 million in interest and fees in connection with the prior credit facility.

      The following table shows the schedule of principal payments (in thousands) remaining on the Credit Agreement, as of March 31, 2004, with the final payment in March 2008:

2004 (Remainder of year)                  $  5,722
2005                                         8,623
2006                                         8,922
2007                                         9,607
2008                                         3,532
                                          --------
                                          $ 36,406
                                          ========

      In connection with the pending acquisition of Heritage (see Note 3 - Business Combinations), the Company intends to amend the Credit Agreement. It is anticipated that the amended Credit Agreement will be increased to a total of $120 million, consisting of a $105 million five-year term loan and a $15 million revolving credit facility. The Company expects that the interest terms will be consistent with the current facility and expects that the new loan will be scheduled to amortize 5% per year during each of the first four years with the remainder amortizing in the final year.

11.   OTHER LONG TERM DEBT

      The Company has formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trusts. For further discussion of the adoption of FIN 46R, see Note 2 - Recent and Pending Accounting Pronouncements.

      Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of March 31, 2004, as detailed in the following table:

  Maturity                   Amount                                    Spread               Rate as of
    Date                     Issued            Term                   Over LIBOR          March 31, 2004
-------------            -------------     --------------           --------------        --------------
                         (In thousands)                             (Basis points)
December 2032               $ 15,000       Fixed/Floating                   (1)                6.7%
March 2033                    10,000       Floating                      400                   5.1%
May 2033                      15,000       Floating                      420                   5.3%
May 2033                      15,000       Fixed/Floating                   (2)                7.4%
October 2033                  20,000       Fixed/Floating                395(3)                5.1%
                            --------
                            $ 75,000
                            ========

(1) Effective September, 2003, the Company entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

(2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

(3) The Company entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points, effective on April 29, 2004, the next interest rate reset date. The swap contract expires in October 2008.

      The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate Junior Subordinated Debt of the Company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt with the balance to be held for general corporate purposes.

      The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

      The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture's maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

      The Company paid $1.1 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2004.

12.   DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

      Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 bps, capped at 12.5%. As of March 31, 2004, the fair value of the swap was ($0.1) million and is included in other liabilities. The swap contract expires in December 2007. The swap is designated and qualifies as cash flow hedge, and changes in its fair value are recorded in accumulated other comprehensive income.

      In March 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, effective on April 29, 2004, the next interest rate reset date. The swap contract expires in October 2008.

13.   STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

      The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2004, all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $124.0 million at March 31, 2004 and $105.2 million at March 31, 2003. Statutory net income for the three months ended March 31, 2004 was $2.8 million, which included net realized gains of $0.1 million and for the three months ended March 31, 2003 was $2.3 million, which included net realized losses of $0.1 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$58.2 million (US$44.5 million) as of March 31, 2004 and were C$57.4 million (US$39.0 million) as of March 31, 2003. Net income based on Canadian generally accepted accounting principles was C$2.0 million (US$1.5 million) for the three months ended March 31, 2004 and was C$1.2 million (US$0.8 million) for the three months ended March 31, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at March 31, 2004.

14.   BUSINESS SEGMENT INFORMATION

      The Company's principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. A description of these segments follows:

      CAREER AGENCY -- The Career Agency segment is comprised of the operations of Pennsylvania Life, Penncorp Life (Canada), and, beginning March 31, 2003, Pyramid Life. Pennsylvania Life and Pyramid Life operate in the United States, while Penncorp Life (Canada) operates exclusively in Canada. This segment's products include Medicare Supplement/Select, other supplemental senior health insurance, fixed benefit accident and sickness disability insurance, life insurance, and fixed annuities. These products are distributed by career agents who are under contract with Pennsylvania Life, Pyramid Life or Penncorp Life (Canada).

      SENIOR MARKET BROKERAGE -- This segment includes the operations of, American Pioneer, American Progressive, Constitution and Union Bankers, which distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products sold include Medicare Supplement/Select, long term care, senior life insurance and fixed annuities.

      ADMINISTRATIVE SERVICES -- CHCS acts as a third party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance products and non-insurance products. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

      CORPORATE -- This segment reflects the activities of Universal American, including the payment of interest on our debt, certain senior executive compensation, and the expense of being a public company.

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but are eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change operating income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Administrative Services segment for the Career Agency and Senior Market Brokerage segments and interest on notes payable by the Corporate segment to the other operating segments.

Financial results by segment are as follows:

THREE MONTHS ENDED MARCH 31,                   2004                               2003
-----------------------------      ----------------------------      ----------------------------
                                                   Income (Loss)                     Income (Loss)
                                                     Before                           Before
                                    Revenue        Income Taxes        Revenue       Income Taxes
                                   ----------      ------------      ----------      ------------
                                                             (In thousands)
Career Agency                      $   76,483       $   13,444       $   41,339       $    9,470
Senior Market Brokerage                75,523            3,481           52,464            3,056
Administrative Services                13,972            3,154           12,809            2,564
                                   ----------       ----------       ----------       ----------
  Subtotal                            165,978           20,079          106,612           15,090
Corporate                                  36           (2,485)              40           (3,549)
Intersegment revenues                 (11,067)               -           (8,849)               -
                                   ----------       ----------       ----------       ----------
  Segment operating total (1)         154,947           17,594           97,803           11,541
Adjustments to segment total
  Net realized  gains (1)               3,591            3,591              110              110
                                   ----------       ----------       ----------       ----------

Total                              $  158,538       $   21,185       $   97,913       $   11,651
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

Identifiable assets by segment are as follows:

                             MARCH 31,     DECEMBER 31,
                               2004           2003
                           ------------    ------------
                                  (In thousands)
Career Agency              $    940,428    $    945,911
Senior Market Brokerage         805,945         785,054
Administrative Services          19,667          19,321
                           ------------    ------------
   Subtotal                   1,766,040       1,750,286
Corporate                       509,886         475,377
Intersegment assets (1)        (456,243)       (444,715)
                           ------------    ------------

Total Assets               $  1,819,683    $  1,780,948
                           ============    ============

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

15.   FOREIGN OPERATIONS

      A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

THREE MONTHS ENDED MARCH 31,                      2004                  2003
---------------------------                     ---------             ---------
                                                       (In thousands)
Revenues
  United States                                 $  59,182             $  26,241
  Canada                                           17,301                15,098
                                                ---------             ---------
     Total                                      $  76,483             $  41,339
                                                =========             =========

      Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                                               MARCH 31,            DECEMBER 31,
                                                 2004                   2003
                                              ----------            -----------
                                                       (In thousands)
Assets                                        $  206,228            $  236,185
                                              ==========            ==========
Liabilities                                   $  167,552            $  175,253
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

INTRODUCTION

      The following discussion and analysis presents a review of the Company as of March 31, 2004 and its results of operations for the three months ended March 31, 2004. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation included in the Company's 2003 Annual Report on Form 10-K.

OVERVIEW

      Our principal business segments are: Career Agency, Senior Market Brokerage and Administrative Services. We also report the activities of our holding company in a separate segment. See Note 14 - - Business Segment Information in our consolidated financial statements included in this Form 10-Q for a description of our segments.

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, intangible assets, valuation of certain investments and deferred income taxes. There have been no changes in our critical accounting policies during the current quarter. Refer to "Critical Accounting Policies" in the Company's 2003 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its consolidated financial statements.

ACQUISITIONS AND FINANCING ACTIVITY

      Acquisition of Guarantee Reserve Marketing Organization

      Effective July 1, 2003, we entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance.

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

      As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the current in force amount remaining of the block of $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

      Acquisition of Pyramid Life

      On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement and Select, long term care, life insurance, and fixed annuities. With this acquisition we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. Pyramid Life markets its products in 26 states through a career agency sales force operating out of Senior Solutions Sales Centers. During the full year 2003, Pyramid Life agents produced more than $27 million of annualized new sales. Following a transition period that took approximately ten months, the Pyramid Life business has been fully transitioned into our existing operations, where we will be able to take advantage of increased scale and efficiencies. Operating results generated by Pyramid Life prior to the date of acquisition are not included in our consolidated financial statements. Refer to Note 3 - - Business Combinations in our consolidated financial statements included in this Form 10-Q for additional information on the acquisition.

      2003 Refinancing of Debt

      Prior to March 31, 2003, we had $38 million outstanding on our then existing term loan credit facility. In connection with the acquisition of Pyramid Life (see Note 3 - - Business Combinations in our consolidated financial statements included in this Form 10-Q) on March 31, 2003, we entered into a new $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. We used the proceeds from the new term loan to repay the balance outstanding on our then existing term loan and to fund the purchase of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. A portion of the proceeds from Trust preferred issuances in May 2003 and October 2003 (see the discussion below) were used to reduce the balance of the term loan by $21.0 million during 2003. None of the revolving loan facility was drawn as of March 31, 2004 (Refer to Note 10 - - Loan Payable in our consolidated financial statements included in this Form 10-Q).

      Trust Preferred Securities Issuances

      During 2003, we issued $60.0 million of fixed and floating rate trust preferred securities through subsidiary trusts, which including the $15.0 million issued in December 2002, results in a total of $75 million of such securities outstanding. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Note 11 - Other Long Term Debt in our consolidated financial statements included in this Form 10-Q).

PENDING TRANSACTION -  ACQUISITION OF HERITAGE HEALTH SYSTEMS, INC.

      In March 2004, we signed a definitive contract to acquire Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for approximately $98 million in cash. The closing of the acquisition is subject to regulatory approvals and other customary conditions, and is expected to occur in the second quarter of 2004. Founded in 1995, Heritage has approximately 15,700 Medicare members and has annualized revenues of approximately $132 million. As of the closing, Heritage is projected to have approximately $14 million of stockholders' equity and no debt.

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

RESULTS OF OPERATIONS -  - CONSOLIDATED OVERVIEW

      The following table reflects each of our segments' operating income(1) and contains a reconciliation to reported net income:

        THREE MONTHS ENDED MARCH 31,               2004           2003
        ----------------------------            ----------     ----------
                                                      (in thousands)
Career Agency (1)                               $   13,444     $    9,470
Senior Market Brokerage (1)                          3,481          3,056
Administrative Services (1)                          3,154          2,564

Corporate & Eliminations                            (2,485)        (3,549)

Realized gains (losses)                              3,591            110
                                                ----------     ----------
  Income before income taxes (1)                    21,185         11,651

Income taxes, excluding capital gains               (6,053)        (4,684)
Income taxes on capital gains                       (1,256)           (38)
Income taxes on early extinguishment of debt             -            618
                                                ----------     ----------
Total income taxes                                  (7,309)        (4,104)
                                                ----------     ----------
    Net income                                  $   13,876     $    7,547
                                                ==========     ==========
Per Share Data (Diluted):
    Net income                                  $     0.25     $     0.14
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

Three months ended March 31, 2004 and 2003

      Net income for the first quarter of 2004 increased 84% to $13.9 million, or $0.25 per share, compared to $7.5 million, or $0.14 per share in 2003.

      During the first quarter of 2004, we recognized realized gains, net of tax of $2.3 million, or $0.04 per share, compared to realized gains, net of tax of $0.1 million, or $0.00 per share in 2003. The realized gains in 2004 were primarily generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.6 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See "Liquidity and Capital Resources - Obligations of the Parent Company to Affiliates" for additional information regarding the dividend.

      Our overall effective tax rate was 34.5% for the first quarter of 2004 as compared to 35.2% for the first quarter of 2003. The reduction in our effective rate was due to an increase in the tax benefit from the exercise of non-qualified stock options by our agents and employees.

      Our Career Agency segment results improved by $4.0 million, or 42%, to $13.4 million in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar.

      Senior Market Brokerage segment first quarter 2004 results increased $0.4 million, or 14%, to $3.5 million compared to 2003.

      Administrative Services segment income improved by $0.6 million, or 23%, compared to the first quarter of 2003. This improvement is primarily a result of the growth in premiums managed.

      The loss from the Corporate segment decreased by $1.1 million, or 30%, compared to the first quarter of 2003, due primarily to the charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003, that did not recur in 2004.

SEGMENT RESULTS -  CAREER AGENCY

           THREE MONTHS ENDED MARCH 31,                   2004           2003
           ----------------------------                ----------     ----------
                                                            (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                     $    5,892     $    3,869
  Accident & health                                        60,758         28,829
                                                       ----------     ----------
  Net premiums                                             66,650         32,698
Net investment income                                       9,724          8,527
Other income                                                  109            114
                                                       ----------     ----------
  Total revenue                                            76,483         41,339
                                                       ----------     ----------

Policyholder benefits                                      42,380         19,510
Interest credited to policyholders                          1,859          1,063
Change in deferred acquisition costs                       (7,905)        (4,620)
Amortization of present value of future profits               744              -
Commissions and general expenses, net of allowances        25,961         15,916
                                                       ----------     ----------
  Total benefits, claims and other deductions              63,039         31,869
                                                       ----------     ----------

  Segment income                                       $   13,444     $    9,470
                                                       ==========     ==========

Three Months ended March 31, 2004 and 2003

      Our Career Agency segment results improved by $4.0 million, or 42%, to $13.4 million in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar.

      The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 15%, to C$0.7583 per US$1.00 for the three months ended March 31, 2004, from C$0.6619 per US$1.00 for the same period of 2003. This strengthening added approximately $0.3 million to the Career Agency segment results for 2004, compared to 2003. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

      REVENUES. Net premiums during the three months ended March 31, 2004 for the Career Agency segment increased by approximately $34.0 million, or 104%, compared to 2003, primarily as a result of the $32.0 million in premiums from the Pyramid Life business. Canadian premiums accounted for approximately 22% of the net premiums of this segment in 2004 and 40% of the net premiums in 2003. Net Canadian premiums increased approximately $1.7 million, however, the percentage of Canadian premiums dropped as a result of the increase in U.S. premiums from the addition of the Pyramid Life business.

      Our Career agents also sold $18.8 million of fixed annuities during the three months ended March 31, 2004, compared to $16.6 million in 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by approximately $1.2 million, or 14%, compared to the first quarter of 2003. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life (net of the assets used to fund a portion of the acquisition) and the sale of annuities, offset by a decrease in overall investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $22.9 million, or 117%, during the first three months of 2004 compared to 2003, primarily as a result of the increase in business in force. Approximately $23.6 million of the increase relates to the Pyramid Life business added in 2003. Overall loss ratios for the segment increased to 64% in 2004 from 60% in 2002, primarily due to the increase in Medicare Supplement business from the Pyramid Life acquisition, which has higher loss ratios than the existing Career Agency Segment business. Interest credited increased by $0.8 million, due to the increase in annuity balances as a result of the continued strong sales and the Pyramid business added in 2003.

      The increase in deferred acquisition costs was approximately $3.3 million more in the first quarter of 2004, compared to the increase in the first quarter of 2003. This is directly related to the increase in the new business added by Pyramid Life, as well as continued strong sales of annuities generated by the segment.

      The amortization of the present value of future profits relates to the intangibles acquired with Pyramid Life.

      Commissions and general expenses increased by approximately $10.0 million, or 63%, in the first quarter of 2004 compared to 2003. Approximately $8.6 million of the increase relates to the Pyramid Life business, with the balance relating primarily to the increase in the segment's new business.

SEGMENT RESULTS -  SENIOR MARKET BROKERAGE

          THREE MONTHS ENDED MARCH 31,                    2004         2003
          ----------------------------                 ----------   ----------
                                                           (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                     $    6,247   $    4,245
  Accident & health                                        63,194       42,243
                                                       ----------   ----------
  Net premiums                                             69,441       46,488
Net investment income                                       6,317        5,907
Other income                                                 (235)          69
                                                       ----------   ----------
  Total revenue                                            75,523       52,464
                                                       ----------   ----------

Policyholder benefits                                      52,130       36,296
Interest credited to policyholders                          2,361        2,069
Change in deferred acquisition costs                       (8,416)      (3,631)
Amortization of present value of future profits                75           33
Commissions and general expenses, net of allowances        25,892       14,641
                                                       ----------   ----------
  Total benefits, claims and other deductions              72,041       49,408
                                                       ----------   ----------

  Segment income                                       $    3,481   $    3,056
                                                       ==========   ==========

      The table below details the gross premiums and policyholder fees collected for the major product lines in the Senior Market brokerage segment and the corresponding average amount of net premium retained after reinsurance. We reinsure a substantial portion of our Senior Market Brokerage products to unaffiliated third party reinsurers under various quota share coinsurance agreements. Medicare Supplement/Select written premium is reinsured under quota share coinsurance agreements ranging between 50% and 75% based upon the geographic distribution of the underlying policies. We have also acquired various blocks of Medicare Supplement premium, which are 100% reinsured under quota share coinsurance agreements. Under our reinsurance agreements, we reinsure the claims incurred and commissions on a pro rata basis and receive additional expense allowances for policy issue, administration and premium taxes. In 2002 and 2003, we increased our retention on new Medicare Supplement/Select business, causing the percentage of net retained premium to increase as seen below. Additionally, the recapture of the Transamerica treaties, effective April 1, 2003, and the new life business for Guarantee Reserve, effective July, 1, 2003, increased the net retained premium. Beginning in 2004, all new Medicare Supplement/Select business is 100% retained.

THREE MONTHS ENDED MARCH 31,                 2004                    2003
----------------------------        ----------------------   ----------------------
                                      GROSS        NET         GROSS        NET
                                     PREMIUMS    RETAINED     PREMIUMS    RETAINED
                                    ----------   --------     --------    --------
                                                     (In thousands)
Medicare supplement/select          $  115,724     50%       $  110,802      34%
Other senior supplemental health         6,339     64%            6,494      60%
Other health                             2,551     37%            3,508      35%
Senior life insurance                    5,049     72%            2,592      59%
Other life                               3,343     79%            3,501      78%
                                    ----------               ----------

Total gross premiums                $  133,006     52%       $  126,897      37%
                                    ==========               ==========

Three Months ended March 31, 2004 and 2003

      Senior Market Brokerage segment first quarter 2004 results increased $0.4 million, or 14%, to $3.5 million compared to 2003.

      REVENUES. Gross direct and assumed premium written increased $6.1 million, or 4.8%, over the first quarter of 2003. Medicare supplement/select premiums increased $4.9 million, or 4.4 %, as a result of continued new sales, rate increases and better than assumed persistency. Senior life insurance premium increased by $2.5 million, or 95%, due to organic growth, as well as the addition of the premium written by the recently acquired Guarantee Reserve marketing organization. These increases were partially offset by a decrease of $1.0 million, or 27.2%, in other health, primarily as a result of the normal lapsation of the run-off block of major medical business.

      Net premiums for the first quarter of 2004 increased by $22.9 million, or 49%, compared to the same period of 2003. Net premiums grew faster than gross premiums primarily as a result of the recapture of the Transamerica treaties and our decision to reinsure less premium and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained to 52% in 2004 from 37% in 2003.

      Approximately $7.8 million in annuity deposits were received during the three months ended March 31, 2004 compared to $10.3 million during 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by $0.4 million compared to the first quarter of 2003, due to an increase in the segment's invested assets of approximately $83 million, partially offset by an overall decline in reinvestment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $15.8 million, or 44%, compared to the first quarter of 2003. The increase is due primarily to the increase in our net retained business as a result of the recapture of the Transamerica treaties and the increase in our net retained new business premium. However, the overall loss ratios for the segment improved to 75% for the first quarter of 2004 from 78% for the first quarter of 2003. The loss ratios for our Medicare Supplement/Select business improved to 70.2% for the first quarter of 2004 from 73.2% in 2003.

      Interest credited to policyholders increased by $0.3 million, or 14%, compared to the three months ended March 31, 2003 due to the increase in annuity balances as a result of strong sales of annuities.

      The increase in deferred acquisition costs in the first quarter of 2004 was approximately $4.8 million more than in the first quarter of 2003. The increase was driven by the increase in new life and annuity business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $7.4 million of annualized premium written by the Guarantee Reserve marketing organization. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles.

      Commissions and other operating expenses increased by $11.2 million, or 77%, in the first quarter of 2004 compared to 2003. The following table details the components of commission and other operating expenses:

          THREE MONTHS ENDED MARCH 31,                                   2004               2003
          ----------------------------                                 --------           --------
                                                                              (In thousands)
Commissions                                                            $ 18,836           $ 20,905
Other operating costs                                                    17,476             15,474
Reinsurance allowances                                                  (10,420)           (21,738)
                                                                       --------           --------

Commissions and general expenses, net of allowances                    $ 25,892           $ 14,641
                                                                       ========           ========

      The ratio of commissions to gross premiums decreased to 14.1% during the first quarter of 2004, from 16.5% in 2003, as a result of the growth of the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 13.1% during the first quarter of 2004 compared to 12.2% in 2003, primarily as a result of the Guarantee Reserve business which generally has higher costs of acquisition compared to the segment's other lines of business. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 16.3% during the first quarter of 2004 compared to 27.0% in 2003, primarily due to the reduction in new business ceded, the recapture of the Transamerica treaties, and the affects of normal lower commission allowances on a growing base of renewal ceded business.

SEGMENT RESULTS -  ADMINISTRATIVE SERVICES

             THREE MONTHS ENDED MARCH 31                 2004        2003
             ---------------------------               --------    --------
                                                          (in thousands)
Affiliated Fee Revenue:
Medicare Supplement                                    $  7,203    $  5,854
Long term care                                              693         672
Life Insurance                                            1,054         187
Other                                                       591         451
                                                       --------    --------
   Total Affiliated Revenue                               9,541       7,164
                                                       --------    --------

Unaffiliated Fee Revenue:
Medicare Supplement                                       2,342       2,245
Long term care                                            1,403       2,740
Non-insurance products                                      399         385
Other                                                       284         271
                                                       --------    --------
   Total Unaffiliated Revenue                             4,428       5,641
                                                       --------    --------

Service fee and other income                             13,969      12,805
Net investment income                                         3           3
                                                       --------    --------
   Total revenue                                         13,972      12,808
                                                       --------    --------

Amortization of present value of future profits             104          88
General expenses                                         10,714      10,156
                                                       --------    --------
   Total expenses                                        10,818      10,244
                                                       --------    --------
Segment income                                            3,154       2,564

Depreciation, amortization and interest                     535         461
                                                       --------    --------
Earnings before interest, taxes, depreciation and
amortization<1>                                        $  3,689    $  3,025
                                                       ========    ========

<1> In addition to segment income, we also evaluate the results of our
Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company's ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

      Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $1.5 million in the three months ended March 31, 2004 and $1.7 million in for the same period of 2003. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended March 31, 2004 and 2003

      Administrative Services segment income improved by $0.6 million, or 23%, compared to the first quarter of 2003. This improvement is primarily a result of the growth in premiums managed. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.7 million, or 22%, compared to the first quarter of 2003.

      Administrative Services fee revenue increased by $1.2 million, or 9%, as compared to the first quarter of 2003. Affiliated service fee revenue increased by $2.4 million compared to the first quarter of 2003 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, as well as the fees from the administration of the life insurance products sold by the recently acquired Guarantee Reserve marketing organization. Unaffiliated service fee revenue decreased by approximately $1.2 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003. General expenses for the segment increased by $0.6 million, or 6%, due primarily to the increase in business.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the segment's operating loss:

         THREE MONTHS ENDED MARCH 31,                     2004                   2003
         ----------------------------                   -------                -------
                                                                (In thousands)
Interest cost of acquisition financing                  $ 1,523                $   816
Early extinguishment of debt                                  -                  1,766
Amortization of capitalized loan origination fees           123                    129
Stock-based compensation expense                             23                     91
Other parent company expenses, net                          816                    747
                                                        -------                -------

  Segment loss                                          $ 2,485                $ 3,549
                                                        =======                =======

Three Months ended March 31, 2004 and 2003

      The loss from the Corporate segment decreased by $1.1 million, or 30%, compared to the first quarter of 2003, due primarily to the charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003, that did not recur in 2004. In connection with the acquisition of Pyramid Life, we refinanced our debt. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. The increase in the interest cost of acquisition financing was due to an increase in the amount of the debt outstanding during the quarter, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003. Our combined outstanding debt was $111.4 million at March 31, 2004 compared to $90.0 million at March 31, 2003. The weighted average interest rate on our loan payable decreased to 4.21% in 2004 from 5.06% in 2003. The weighted average interest rate on our other long term debt was 5.98% for the three months ended March 31, 2004 and 5.34% for the same period of 2003. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt. Other parent company expenses increased as a result of additional expenses from an increase in acquisition related activities.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

      We require cash at our parent company to meet our obligations under our credit facility and our outstanding debentures held by our subsidiary, Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      2003 Refinancing of Debt

      As of January 1, 2003, the outstanding balance of the Company's existing loan was $50.8 million. In January 2003, the Company made a scheduled principal payment of $2.8 million, and in March, 2003 made a principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 11 - Other Long Term Debt). These payments reduced the outstanding balance to $42.9 million, which was repaid on March 31, 2003 from the proceeds of the Credit Agreement (as defined below) obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the then existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

      Current Credit Facility

      In connection with the acquisition of Pyramid Life (see Note 3 - Business Combinations), the Company obtained a new $80 million credit facility (the "Credit Agreement") on March 31, 2003 to repay the then existing loan and provide funds for the acquisition of Pyramid Life. The Credit Agreement consists of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility, none of which has been drawn as of March 31, 2004. The Credit Agreement initially called for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points. Effective March 31, 2004, the spread over LIBOR will be reduced to 275 basis points in accordance with the terms of the Credit Agreement. Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise. Principal repayments are scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the new Credit Agreement are secured by 100% of the common stock of the Company's U.S. insurance subsidiaries and 65% of the Company's Canadian subsidiary. In addition, the obligations are guaranteed by CHCS and other direct and indirect subsidiaries of the Company (collectively the "Guarantors") and secured by all of the assets of each of the Guarantors.

      In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 11 - Other Long Term Debt) were used to pay down the new term loan. In October 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering was used to further reduce the outstanding balance of the new term loan. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred Securities offering to $6.0 million. Future scheduled principal payments were reduced as a result of these repayments, primarily in 2006 and 2007. The Company made regularly scheduled principal payments of $1.8 million and paid $0.4 million in interest and fees in connection with the new credit facility during the three months ended March 31, 2004. The Company made regularly scheduled principal payments of $2.8 million and paid $1.1 million in interest and fees in connection with the prior credit facility.

      The following table shows the schedule of principal payments (in thousands) remaining on the Company's new term loan, as of March 31, 2004, with the final payment in March 2008:

2004 (Remainder of year)                  $  5,722
2005                                         8,623
2006                                         8,922
2007                                         9,607
2008                                         3,532
                                          --------
                                          $ 36,406
                                          ========

      In connection with the pending acquisition of Heritage (see Note 3 - Business Combinations), the Company intends to amend the Credit Agreement. It is anticipated that the amended Credit Agreement will be increased to a total of $120 million, consisting of a $105 million 5 year term loan and a $15 million revolving credit facility. The Company expects that the interest terms will be consistent with the current facility and expects that the loan will be scheduled to amortize 5% per year during each of the first four years with the remainder amortizing in the final year.

      Other Long Term Debt

      The Company has formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trusts. For further discussion of the adoption of FIN 46R, see Note 2 - Recent and Pending Accounting Prononcements.

      Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of March 31, 2004, as detailed in the following table:

  Maturity                   Amount                                     Spread              Rate as of
    Date                     Issued            Term                   Over LIBOR          March 31, 2004
-------------            -------------     -------------            -------------         --------------
                         (In thousands)                             (Basis points)
December 2032               $ 15,000       Fixed/Floating                   (1)                6.7%
March 2033                    10,000       Floating                      400                   5.1%
May 2033                      15,000       Floating                      420                   5.3%
May 2033                      15,000       Fixed/Floating                   (2)                7.4%
October 2033                  20,000       Fixed/Floating                395(3)                5.1%
                            --------
                            $ 75,000
                            ========

  (1) Effective September, 2003, the Company entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

  (2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

  (3) The Company entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points, effective on April 29, 2004, the next interest rate reset date. The swap contract expires in October 2008.

      The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate Junior Subordinated Debt of the Company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt with the balance to be held for general corporate purposes.

      The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

      The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture's maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The Company has guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

      The Company paid $1.1 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2004.

      Lease Obligations

      We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2004 (Remainder of year)             $  1,791
2005                                    2,426
2006                                    2,275
2007                                    2,293
2008                                    2,196
Thereafter                              7,337
                                     --------
            Totals                   $ 18,318
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

      Obligations of the Parent Company to Affiliates

      In January 2002, our parent company issued an $18.5 million 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The debenture is scheduled to be repaid in full by the second quarter of 2005. Our parent company repaid principal of $11.6 million through December 31, 2003, reducing the outstanding balance to $6.9 million. No principal payments were made during the three months ended March 31, 2004. Our parent holding company paid $0.1 million in interest on these debentures during the three months ended March 31, 2004 and $0.3 million in the same period of 2003. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

      Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American in 2004, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)'s policy reserves on a U.S. GAAP basis. It is anticipated that this dividend will be used primarily to fund a portion of the cost of the acquisition of Heritage.
We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during 2004.

      Administrative Service Company

      Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $3.7 million for the three months ended March 31, 2004.

      Insurance Subsidiary - Surplus Note

      Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of March 31, 2004, the principal amount of the surplus note was $59.4 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus notes will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made a principal payment of $1.6 million during the three months ended March 31, 2004. No principal payments were made during the same period of 2003. American Exchange paid $0.7 million in interest on the surplus notes to our holding company during the three months ended March 31, 2004 and, $0.8 million for the same period of 2003. The interest on these debentures is eliminated in consolidation.

      During the three months ended March 31, 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $4.0 million to American Progressive and $5.0 million to Union Bankers during the three months ended March 31, 2004.

      During the three months ended March 31, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. On March 31, 2003, American Exchange received a capital contribution from its parent in the amount of $26.0 million. American Exchange, in turn, made capital a contribution of $26.0 million to Pennsylvania Life, primarily relating to the acquisition of Pyramid Life.

      Dividend payments by our U.S insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life was able to and did pay ordinary dividends of $10.6 million to American Exchange during the three months ended March 31, 2004. Pyramid Life is able to pay ordinary dividends of up to $2.2 million to Pennsylvania Life (its direct parent) without the prior approval from the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.2 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2004. American Exchange, American Pioneer, American Progressive and Union Bankers had negative earned surplus at March 31, 2004 and are not be able to pay dividends in 2004 without special approval. We do not expect that our other insurance subsidiaries will be able to pay ordinary dividends in 2004.

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

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2004 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $30.6 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

      The net yields on our cash and invested assets decreased to 4.9% in 2004 from 5.8% in 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of the Insurance Subsidiaries' operations. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2004, all of the Insurance Subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The Combined statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $124.0 million at March 31, 2004 and $105.2 million at March 31, 2003. Statutory net income for the three months ended March 31, 2004 was $2.8 million, which included net realized gains of $0.1 million and for the three months ended March 31, 2003 was $2.3 million, which included net realized losses of $0.1 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$58.2 million (US$44.5 million) as of March 31, 2004 and were C$57.4 million (US$39.0 million) as of March 31, 2003. Net income based on Canadian generally accepted accounting principles was C$2.0 million (US$1.5 million) for the three months ended March 31, 2004 and was C$1.2 million (US$0.8 million) for the three months ended March 31, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at March 31, 2004.

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

      As of March 31, 2004, 99.4% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of March 31, 2004. During the three months ended March 31, 2004, we did not write down the value of any fixed maturity securities. During the three months ended March 31, 2003, we wrote down the value of certain fixed maturity securities by $0.2 million. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

      As of March 31, 2004, our insurance company subsidiaries held cash and cash equivalents totaling $62.7 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1,194.1 million. The fair values of these holdings totaled more than $1,256.8 million as of March 31, 2004.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

      Refer to Consolidated Financial Statements Note 2 - Recent and Pending Accounting Pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. We are exposed principally to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our variable rate debt. Additionally, we are exposed to changes in the Canadian dollar that affects the translation of the financial position and the results of operations of our Canadian subsidiary from Canadian dollars to U.S. dollars.

      Investment Interest Rate Sensitivity

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2004, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $75.5 million and a 200 basis point increase in market interest rates would result in $145.9 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $79.8 million and a 200 basis point decrease in market interest rates would result in a $166.0 million increase.

      Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended March 31, 2004, approximately 11% of our assets, 11% of our revenues, excluding realized gains, and 14% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the three months ended March 31, 2003, approximately 12% of our assets, 15% of our revenues, excluding realized gains, and 25% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the three months ended March 31, 2004, would have resulted in a decrease in our income before realized gains and taxes of approximately $0.2 million for the three months ended March 31, 2004 and a decrease in our shareholders' equity of approximately $2.9 million at March 31, 2004. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $0.3 million for the three months ended March 31, 2004 and an increase in shareholders' equity of approximately $3.5 million at March 31, 2004. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

      The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

      Debt

      We pay interest on our term loan and a portion of our trust preferred securities based on the London Interbank Offering Rate ("LIBOR") for one, two or three months. Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $15.0 million through the use of an interest rate swap. We entered into a swap agreement effective April 29, 2004 which will fix the rate on an additional $20.0 million of the trust preferred securities.

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

      The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of March 31, 2004, and with all other variables held constant. The following table summarizes the annualized impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the three months ended March 31, 2004.

                                                                    Effect of Change in LIBOR on Pre-tax Income
                                                                    For the Three Months Ended March 31, 2004
                                           Weighted          --------------------------------------------------------
  Description of           Weighted         Average          200 Basis       100 Basis      100 Basis       200 Basis
  Floating Rate             Average         Balance            Point           Point          Point           Point
      Debt                Interest Rate   Outstanding        Decrease         Decrease      Increase        Increase
----------------          -------------   -----------        ---------       ---------      ---------       ---------
                                                                  (in millions)
Loan Payable                 4.21%            $38.2            $ 0.2           $ 0.1         $ (0.1)         $ (0.2)
Other long term
debt                         5.32%            $25.0              0.1             0.1           (0.1)           (0.1)
                                                               -----           -----         ------          ------
Total                                                          $ 0.3           $ 0.2         $ (0.2)         $ (0.3)
                                                               =====           =====         ======          ======

      We anticipate that the weighted average balance outstanding of our floating rate loan payable will decrease to $35.4 million for the year ending December 31, 2004, as a result of scheduled principal repayments. However, we also anticipate that in connection with the pending acquisition of Heritage, we will refinance our floating rate loan payable, resulting in an increase in the weighed average balance outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2004.

      Change in Internal Control Over Financial Reporting

            There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange
Act) that occurred during our first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            Stock Purchases

            ---------------------------------------------------------------------------------------------
                                                                                          ((d) Maximum
                                                                   (c) Total Number     Number of Shares
                                                                       of Shares        (or Approximate
                                    (a) Total                        Purchased as       Dollar Value) of
                                    Number of             (b)      Part of Publicly     Shares That May
                                      Shares            Average        Announced        Yet Be Purchased
                                   Repurchased         Price Paid      Plans or        Under the Plans or
                Period                  (1)            Per Share       Programs             Programs
            ---------------------------------------------------------------------------------------------
            January 1 to 31,          18,981           $ 10.16         18,981            720,829
            2004
            ---------------------------------------------------------------------------------------------
            February 1 to 29,          1,895           $ 10.41          1,895            718,934
            2004
            ---------------------------------------------------------------------------------------------
            March 1 to 31,             3,285           $ 10.77          3,285            715,649
            2004
            ---------------------------------------------------------------------------------------------

            (1) All shares were purchased in private transactions.

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

                 31.1     Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2     Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1     Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2     Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K during the quarter ended March 31, 2004

              1. Form 8-K filed on February 19, 2004 regarding the press release announcing results of operations and financial condition for the period ended December 31, 2003.

              2. Form 8-K filed on March 10, 2004 regarding the press release announcing the acquisition of Heritage Health Systems, Inc.

              3. Form 8-K/A filed on March 24, 2004 regarding the reissuance of the press release announcing results of operations and financial condition for the period ended December 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNIVERSAL AMERICAN FINANCIAL CORP.

                                            By:  /S/ Robert A. Waegelein
                                                -------------------------
                                                Robert A. Waegelein
                                                Executive Vice President
                                                Chief Financial Officer

Date: May 10, 2004