Form 10-Q
period 2004-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2004-08-09
CIK 709878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM     TO

                           COMMISSION FILE NO. 0-11321
                           ---------------------------

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

                                 (914) 934-5200
              (Registrant's telephone number, including area code)
                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

      The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 3, 2004 was 54,825,301.

================================================================================

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                               Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                              3
         Consolidated Statements of Operations - Three Months                                                     4
         Consolidated Statements of Operations - Six Months                                                       5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                                 6
         Consolidated Statements of Cash Flows                                                                    7
         Notes to Consolidated Financial Statements                                                               8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   24

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                                  53

Item 4.  Controls and Procedures                                                                                 55

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       55

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                        55

Item 3.  Defaults Upon Senior Securities                                                                         56

Item 4.  Submission of Matters to a Vote of Security Holders                                                     56

Item 5.  Other Information                                                                                       56

Item 6.  Exhibits and Reports on Form 8-K                                                                        57

Signatures                                                                                                       57

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               JUNE 30,            DECEMBER 31,
                                                                                                 2004                  2003
                                                                                                 ----                  ----
                                                                                                       (In thousands)
        ASSETS
Investments (Note 7):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2004, $1,127,009; 2003, $1,081,954)                                     $  1,154,291          $  1,141,392
  Equity securities, at fair value (cost: 2004, $758; 2003, $1,481)                                   748                 1,507
  Policy loans                                                                                     25,093                25,502
  Other invested assets                                                                             1,169                 1,583
                                                                                             ------------          ------------
    Total investments                                                                           1,181,301             1,169,984

Cash and cash equivalents                                                                          85,971               116,524
Accrued investment income                                                                          14,153                14,476
Deferred policy acquisition costs                                                                 177,486               143,711
Amounts due from reinsurers                                                                       215,114               219,182
Due and unpaid premiums                                                                             7,748                 7,433
Deferred income tax asset                                                                          15,950                15,757
Present value of future profits and other amortizing intangible assets                             62,352                44,047
Goodwill and other indefinite lived intangible assets (Note 4)                                     78,691                13,117
Income taxes receivable                                                                             1,100                     -
Other assets                                                                                       49,012                36,717
                                                                                             ------------          ------------
    Total assets                                                                             $  1,888,878          $  1,780,948
                                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                                $    449,141          $    419,685
Reserves for future policy benefits                                                               724,778               722,466
Policy and contract claims - life                                                                   7,305                 8,672
Policy and contract claims - health                                                               109,215               100,232
Loan payable (Note 10)                                                                            103,688                38,172
Other long term debt (Note 11)                                                                     75,000                75,000
Amounts due to reinsurers                                                                           5,606                 6,779
Income taxes payable                                                                                    -                12,489
Other liabilities                                                                                  57,526                51,715
                                                                                             ------------          ------------
    Total liabilities                                                                           1,532,259             1,435,210
                                                                                             ------------          ------------
STOCKHOLDERS' EQUITY (Note 9)

Common stock (Authorized: 100 million shares, issued:
  2004, 54.8 million shares; 2003, 54.1 million shares)                                               548                   541
Additional paid-in capital                                                                        167,232               164,355
Accumulated other comprehensive income                                                             20,478                39,774
Retained earnings                                                                                 169,385               142,458
Less:  Treasury stock (2004, 0.1 million shares; 2003, 0.2 million shares)                         (1,024)               (1,390)
                                                                                             ------------          ------------
    Total stockholders' equity                                                                    356,619               345,738
                                                                                             ------------          ------------
    Total liabilities and stockholders' equity                                               $  1,888,878          $  1,780,948
                                                                                             ============          ============

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           2004                  2003
                                                                           ----                  ----
THREE MONTHS ENDED JUNE 30,                                            (IN THOUSANDS, PER SHARE AMOUNTS IN
---------------------------                                                          DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned                        $   199,574          $     179,880
   Reinsurance premiums assumed                                              8,786                  6,290
   Reinsurance premiums ceded                                              (61,763)               (67,517)
                                                                       -----------          -------------
         Net premiums and policyholder fees earned                         146,597                118,653

   Net investment income                                                    16,084                 15,432
   Realized gains on investments                                               209                  1,185
   Fee and other income                                                      3,617                  2,839
                                                                       -----------          -------------
          Total revenues                                                   166,507                138,109
                                                                       -----------          -------------
Benefits, claims and expenses:
   Net change in future policy benefits                                       (271)                 1,627
   Net claims and other benefits                                            99,918                 81,585
   Interest credited to policyholders                                        4,258                  3,724
   Net increase in deferred acquisition costs                              (14,902)               (11,057)
   Amortization of present value of future profits                             948                  1,074
   Commissions                                                              34,417                 34,747
   Commission and expense allowances on reinsurance ceded                  (12,179)               (18,065)
   Interest expense                                                          1,762                  1,257
   Other operating costs and expenses                                       32,631                 26,572
                                                                       -----------          -------------
          Total benefits, claims and expenses                              146,582                121,464
                                                                       -----------          -------------
Income before taxes                                                         19,925                 16,645
Income tax expense                                                           6,874                  5,645
                                                                       -----------          -------------
Net income                                                             $    13,051          $      11,000
                                                                       ===========          =============

Earnings per common share:
  Basic                                                                $      0.24          $        0.21
                                                                       ===========          =============
  Diluted                                                              $      0.23          $        0.20
                                                                       ===========          =============

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         2004                   2003
                                                                         ----                   ----
SIX MONTHS ENDED JUNE 30,                                            (IN THOUSANDS, PER SHARE AMOUNTS IN
-------------------------                                                         DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned                      $     392,305          $     334,526
   Reinsurance premiums assumed                                             18,319                 12,739
   Reinsurance premiums ceded                                             (127,937)              (149,426)
                                                                     -------------          -------------
         Net premiums and policyholder fees earned                         282,687                197,839

   Net investment income                                                    32,162                 29,810
   Realized gains on investments                                             3,801                  1,295
   Fee and other income                                                      6,395                  7,078
                                                                     -------------          -------------
          Total revenues                                                   325,045                236,022
                                                                     -------------          -------------
Benefits, claims and expenses:
   Net change in future policy benefits                                      7,864                  6,693
   Net claims and other benefits                                           186,292                132,325
   Interest credited to policyholders                                        8,478                  6,856
   Net increase in deferred acquisition costs                              (31,223)               (19,308)
   Amortization of present value of future profits                           1,871                  1,195
   Commissions                                                              68,212                 65,111
   Commission and expense allowances on reinsurance ceded                  (23,262)               (40,421)
   Interest expense                                                          3,285                  2,073
   Early extinguishment of debt (Note 10)                                        -                  1,766
   Other operating costs and expenses                                       62,418                 51,436
                                                                     -------------          -------------
          Total benefits, claims and expenses                              283,935                207,726
                                                                     -------------          -------------
Income before taxes                                                         41,110                 28,296
Income tax expense                                                          14,183                  9,748
                                                                     -------------          -------------
Net income                                                           $      26,927          $      18,548
                                                                     =============          =============
Earnings per common share:
  Basic                                                              $        0.50          $        0.35
                                                                     =============          =============
  Diluted                                                            $        0.48          $        0.34
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                ACCUMULATED
                                                   ADDITIONAL      OTHER
                                       COMMON        PAID-IN    COMPREHENSIVE     RETAINED     TREASURY
SIX MONTHS ENDED JUNE 30,               STOCK       CAPITAL     INCOME (LOSS)     EARNINGS       STOCK        TOTAL
-------------------------               -----       -------     -------------     --------       -----        -----
                                                                       (In thousands)
                2003

Balance, January 1, 2003              $     532   $   158,264  $       29,887    $    99,406   $  (1,320)   $  286,769

Net income                                    -             -               -         18,548           -        18,548
Other comprehensive income
   (Note 8)                                   -             -          21,974              -           -        21,974
                                                                                                            ----------
Comprehensive income                                                                                            40,522
                                                                                                            ----------
Issuance of common stock (Note 9)             5         2,147               -              -           -         2,152
Stock-based compensation                      -           535               -              -           -           535
Loans to officers                                         110               -              -           -           110
Treasury shares purchased, at
  cost (Note 9)                               -             -               -              -        (240)         (240)
Treasury shares reissued (Note 9)             -            18               -              -       1,041         1,059
                                      ---------   -----------  --------------    -----------   ---------    ----------
Balance, June 30, 2003                $     537   $   161,074  $       51,861    $   117,954   $    (519)   $  330,907
                                      =========   ===========  ==============    ===========   =========    ==========
                2004

Balance, January 1, 2004              $     541   $   164,355  $       39,774    $   142,458   $  (1,390)   $  345,738

Net income                                    -             -               -         26,927           -        26,927
Other comprehensive income
   (Note 8)                                   -             -         (19,296)             -           -       (19,296)
                                                                                                            ----------
Comprehensive income                                                                                             7,631
                                                                                                            ----------
Issuance of common stock (Note 9)             7         2,405               -              -           -         2,412
Stock-based compensation                      -           219               -              -           -           219
Loans to officers                             -            38               -              -           -            38
Treasury shares purchased, at
  cost (Note 9)                               -             -               -              -        (270)         (270)
Treasury shares reissued (Note 9)             -           215               -              -         636           851
                                      ---------   -----------  --------------    -----------   ---------    ----------
Balance, June 30, 2004                $     548   $   167,232  $       20,478    $   169,385   $  (1,024)   $  356,619
                                      =========   ===========  ==============    ===========   =========    ==========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           2004                2003
SIX MONTHS ENDED JUNE 30,                                                                  ----                ----
-------------------------                                                                     (In thousands)
Cash flows from operating activities:
Net income                                                                           $        26,927      $       18,548
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combinations):
  Deferred income taxes                                                                       12,589               8,490
  Change in reserves for future policy benefits                                                7,311               1,164
  Change in policy and contract claims                                                       (10,240)              3,221
  Change in deferred policy acquisition costs                                                (31,223)            (19,308)
  Amortization of present value of future profits                                              1,871               1,195
  Amortization of bond premium                                                                (1,601)             (1,856)
  Amortization of capitalized loan origination fees                                              277               2,009
  Change in policy loans                                                                         409                (236)
  Change in accrued investment income                                                            323                (934)
  Change in reinsurance balances                                                               2,208              19,330
  Realized gains on investments                                                               (3,801)             (1,295)
  Change in income taxes payable                                                             (13,589)             (1,771)
  Other, net                                                                                  (4,744)             (1,522)
                                                                                     ---------------     ---------------
Net cash provided (used) by operating activities                                             (13,283)             27,035
                                                                                     ---------------     ---------------
Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                       146,195             151,365
  Cost of fixed maturities purchased                                                        (191,574)           (136,621)
  Proceeds from sale of equity securities                                                        723                 286
  Cost of equity securities purchased                                                              -                (427)
  Change in other invested assets                                                                414                 582
  Change in due from / to broker                                                                (482)             (1,322)
  Purchase of business, net of cash acquired (Note 3)                                        (65,961)            (56,880)
  Other investing activities                                                                  (2,052)             (1,515)
                                                                                     ---------------     ---------------
Net cash used by investing activities                                                       (112,737)            (44,532)
                                                                                     ---------------     ---------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                   2,451               2,263
  Cost of treasury stock purchases                                                              (270)               (240)
  Change in policyholder account balances                                                     29,456              45,875
  Change in reinsurance on policyholder account balances                                         389                 584
  Principal repayment on loan payable                                                         (3,078)             (2,825)
  Early extinguishment of debt (Note 10)                                                           -             (62,950)
  Issuance of new debt (Note 10)                                                              66,519              65,000
  Issuance of trust preferred securities (Note 11)                                                 -              40,000
                                                                                     ---------------     ---------------
Net cash provided by financing activities                                                     95,467              87,707
                                                                                     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                                         (30,553)             70,210

Cash and cash equivalents at beginning of period                                             116,524              36,754
                                                                                     ---------------     ---------------
Cash and cash equivalents at end of period                                           $        85,971     $       106,964
                                                                                     ===============     ===============
Supplemental cash flow information:
  Cash paid during the period for interest                                           $         3,219     $         1,938
                                                                                     ===============     ===============
  Cash paid during the period for income taxes                                       $        15,038     $         3,099
                                                                                     ===============     ===============

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), Pyramid Life Insurance Company ("Pyramid Life"), Heritage Health Systems, Inc., including SelectCare of Texas (collectively "Heritage") and CHCS Services, Inc. ("CHCS").

         Pyramid Life was acquired on March 31, 2003 and Heritage was acquired on May 28, 2004. Operating results for these entities prior to the date of their respective acquisitions are not included in Universal American's consolidated results of operations.

         Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, long term care, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. Heritage arranges health care services for enrolled Medicare beneficiaries for a predetermined, prepaid periodic fee principally through affiliated entities. CHCS, the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

2.       RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

         Adoption of New Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, which requires an entity to assess its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties or the equity investors do not have the characteristics of a controlling financial interest. FIN 46 requires that a variable interest entity be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

         The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities for which the Company obtains an interest after that date. For any variable interest entities acquired prior to February 1, 2003, the provisions of the interpretation of FIN 46, as amended by FASB Staff Position No. 46-6, are effective for the quarter ending December 31, 2003. An interpretation of FIN 46 was issued in December 2003, which allows the Company to defer the effective date for consolidation of variable interest entities to the first reporting period that ends after March 15, 2004. Adoption of the provisions of the interpretation FIN 46 did not have a material impact on the consolidated financial condition or results of operations.

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

         In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 addresses a wide variety of topics, however, the primary provision that applies to the Company relates to capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs. The Company adopted SOP 03-1 effective January 1, 2004.

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

         The Company has various stock-based compensation plans for its employees, directors and agents, which are more fully described in Note 9 to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K. The Company uses the fair value method of accounting for stock-based awards granted to agents, however, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), the Company measures its stock-based compensation for employees and directors using the intrinsic value approach under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options when the option terms are fixed and the exercise price equals the market price of the underlying common stock on the grant date. The Company has not yet adopted the fair value method of accounting for stock-based compensation provisions of SFAS 123 for its employees or directors.

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

SIX MONTHS ENDED JUNE 30,                                           2004                  2003
-------------------------                                       ------------          -----------
                                                                     (In thousands, except per
                                                                          share amounts)
Reported net income                                             $     26,927          $     18,548
Add back:  Stock-based compensation expense included in
  reported net income, net of tax                                         47                   692
Less:  Stock based compensation expense determined under
  fair value based method for all awards, net of tax                    (695)               (1,308)
                                                                ------------          ------------
Pro forma net income                                            $     26,279          $     17,933
                                                                ============          ============

Net income per share:
  Basic, as reported                                            $       0.50          $       0.35
  Basic, pro forma                                              $       0.48          $       0.34

  Diluted, as reported                                          $       0.48          $       0.34
  Diluted, pro forma                                            $       0.47          $       0.33

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

         Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis.

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

         Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position ("SOP") 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 6 - Investments of the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K will prospectively include securities subject to EITF 99-20.

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

3.       BUSINESS COMBINATIONS

         Acquisition of Pyramid Life

         On March 31, 2003, the Company completed the acquisition of all of the outstanding common stock of Pyramid Life. As part of this transaction, the Company acquired a block of in-force business as well as a career sales force that is skilled in selling senior market insurance products. The purchase price of $57.5 million and transaction costs of $2.4 million were financed with $20.1 million of net proceeds generated from the refinancing of the Company's credit facility and $39.8 million of cash on hand (See Note 10 - Loan Payable and Note 11 - Other Long Term Debt). Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in the Company's consolidated financial statements.

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

         Acquisition of Heritage Health Systems, Inc.

         On May 28, 2004, the Company acquired Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. Founded in 1995, Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the net results derived from these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 10 - Loan Payable) and $33.1 million of cash on hand. As of July 31, 2004, Heritage had approximately 17,000 Medicare members and annualized revenues of approximately $142 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements.

         On the acquisition date, the fair value of net tangible assets of Heritage amounted to $20.9 million. The excess of the purchase price over the fair value of net tangible assets acquired was $78.7 million. As of May 28, 2004, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $13.1 million was assigned to amortizing intangible assets, including $11.9 million, net of deferred income taxes of $6.3 million, which was assigned to the value of the membership in force, and was determined to have a weighted average life of 6 years and $1.2 million, net of deferred taxes of $0.8 million which was assigned to the internal IPA's, and was determined to have a weighted average life of 13 years. Approximately $8.2 million was allocated to non-amortizing intangible assets, including $5.1 million assigned to the value of trademarks, $2.4 million assigned to an external IPA and $0.7 million assigned to the value of Heritage's licenses. Each of these items was determined to have indefinite lives. The balance of $57.4 million was assigned to goodwill.

         The consolidated pro forma results of operations, assuming that Pyramid Life and Heritage were purchased on January 1, 2004 and 2003 is as follows:

SIX MONTHS ENDED JUNE 30,                       2004                2003
-------------------------                       ----                ----
                                                     (In thousands)
Total revenue                               $   382,203        $    329,712
Income before taxes (1)                     $    45,247        $     30,945
Net income (1)                              $    29,616        $     20,260

Earnings per common share:
    Basic                                   $      0.55        $       0.38
    Diluted (1)                             $      0.53        $       0.37

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

         The pro forma results of operations reflect management's best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American, Pyramid Life and Heritage to account for Pyramid Life and Heritage under the purchase method of accounting. In accordance with SFAS No. 141, "Business Combinations", the total purchase cost was allocated to the assets and liabilities of Pyramid Life and Heritage based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Management has provided its best estimate of the fair values of assets and liabilities for the purpose of this pro forma information. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

4.       INTANGIBLE ASSETS

         The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                                   JUNE 30, 2004                 DECEMBER 31, 2003
                                                   -------------                 -----------------
                                            GROSS CARRY   ACCUMULATED       GROSS CARRY     ACCUMULATED
                                              AMOUNT      AMORTIZATION         AMOUNT       AMORTIZATION
                                              ------      ------------         ------       ------------
                                                                   (In thousands)
Present value of future profits:
  Career Agency                               $20,208        $ 2,670           $20,208          $  1,784
  Senior Market Brokerage                       2,391          1,117             2,391               974
  Medicare Advantage                           18,246            253                 -                 -
  Administrative Services                       7,672          6,903             7,672             6,770
Value of future override fees                   1,797             96             1,820                20
Value of IPA                                    1,954             13                 -                 -
Distribution Channel - Career Agency           22,055            919            22,055               551
                                              -------        -------           -------          --------
     Total                                    $74,323        $11,971           $54,146          $ 10,099
                                              =======        =======           =======          ========

         The following table shows the changes in the present value of future profits and other amortizing intangible assets.

Six months ended June 30,                 2004               2003
-------------------------                 ----               ----
                                                (In thousands)
Balance, beginning of year           $       44,047     $       2,986
  Additions and adjustments                  20,176            42,263
  Amortization, net of interest              (1,871)           (1,194)
                                     --------------     -------------
Balance, end of period               $       62,352     $      44,055
                                     ==============     =============

         Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2004 (Remainder of year)                $  3,665
2005                                       6,553
2006                                       6,461
2007                                       6,300
2008                                       5,930
Thereafter                                33,443
                                        --------

   Total                                $ 62,352
                                        ========

         The carrying amounts of goodwill and intangible assets with indefinite lives as of June 30, 2004 and December 31, 2003 are shown below.

                                              June 30,            December 31,
                                               2004                  2003
                                               ----                  ----
                                                    (In thousands)
Career Agency                                $  4,867               $  4,867
Senior Market Brokerage                         3,893                  3,893
Medicare Advantage                             65,574                      -
Administrative Services                         4,357                  4,357
                                             --------               --------
   Total                                     $ 78,691               $ 13,117
                                             ========               ========

5.       REINSURANCE TRANSACTIONS

         Recapture of Reinsurance Ceded

         Effective April 1, 2003, American Pioneer entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with Transamerica. Pursuant to the first of these contracts, American Pioneer ceded to Transamerica 90% of approximately $50 million of annualized premium that it had acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to Transamerica 75% of certain new business from October 1996 through December 31, 1999. As of April 1, 2003, approximately $27 million remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture. American Pioneer currently retains 100% of the risks on the current in force amount remaining of the block of $48 million of Medicare Supplement business. There was no gain or loss incurred on these recapture agreements.

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

         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with Universal American administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning in the second quarter of 2004, as the products were approved for sale in each state, the new business was written by a Universal American subsidiary, with 50% of the risk ceded to Swiss Re.

6.       EARNINGS PER SHARE

         The reconciliation of the numerators and the denominators of the basic and diluted earnings per share is as follows:

                                                             INCOME             SHARES             PER SHARE
THREE MONTHS ENDED JUNE 30, 2004                           (NUMERATOR)        (DENOMINATOR)          AMOUNT
--------------------------------                           -----------        -------------          ------
                                                            (In thousands, other than per share amounts)
Weighted average common stock outstanding                                         54,624
   Less:  Weighted average treasury shares                                          (146)
                                                                                  ------

Basic earnings per share                                     $ 13,051             54,478              $ 0.24
                                                             ========                                 ======
   Effect of Dilutive Securities                                                   1,992
                                                                                  ------

Diluted earnings per share                                   $ 13,051             56,470              $ 0.23
                                                             ========             ======              ======

                                                              INCOME            SHARES             PER SHARE
THREE MONTHS ENDED JUNE 30, 2003                            (NUMERATOR)      (DENOMINATOR)           AMOUNT
--------------------------------                            -----------      -------------           ------
                                                              (In thousands, other than per share amounts)
Weighted average common stock outstanding                                        53,466
   Less:  weighted average treasury shares                                          (89)
                                                                                 ------
Basic earnings per share                                      $11,000            53,377               $0.21
                                                              =======                                 =====

   Effect of Dilutive Securities                                                  1,220
                                                                                 ------

Diluted earnings per share                                    $11,000            54,597               $0.20
                                                              =======            ======               =====

                                                             INCOME              SHARES            PER SHARE
SIX MONTHS ENDED JUNE 30, 2004                             (NUMERATOR)        (DENOMINATOR)          AMOUNT
------------------------------                             -----------        -------------          ------
                                                            (In thousands, other than per share amounts)
Weighted average common stock outstanding                                        54,447
   Less:  weighted average treasury shares                                         (177)
                                                                                 ------
Basic earnings per share                                      $26,927            54,270               $0.50
                                                              =======                                 =====
   Effect of Dilutive Securities                                                  2,016
                                                                                 ------
Diluted earnings per share                                    $26,927            56,286               $0.48
                                                              =======            ======               =====

                                                              INCOME            SHARES             PER SHARE
SIX MONTHS ENDED JUNE 30, 2003                              (NUMERATOR)      (DENOMINATOR)            AMOUNT
------------------------------                              -----------      -------------            ------
                                                            (In thousands, other than per share amounts)
Weighted average common stock outstanding                                         53,361
   Less:  weighted average treasury shares                                          (175)
                                                                                  ------
Basic earnings per share                                      $18,548             53,186              $0.35
                                                              =======                                 =====
   Effect of Dilutive Securities                                                   1,198
                                                                                  ------
Diluted earnings per share                                    $18,548             54,384              $0.34
                                                              =======             ======              =====

7.       INVESTMENTS

         Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                                            GROSS           GROSS
                                                       AMORTIZED          UNREALIZED       UNREALIZED        FAIR
               CLASSIFICATION                            COST              GAINS             LOSSES          VALUE
               --------------                            ----              -----             ------          -----
                                                                              (In thousands)
JUNE 30, 2004
US Treasury securities
  and obligations of US government                 $         75,250     $        179     $        (749)   $     74,680
Corporate debt securities                                   530,637           23,922            (1,342)        546,352
Foreign debt securities (1)                                 201,545           11,077            (8,207)        211,280
Mortgage- and asset-backed securities                       319,577            5,505            (3,103)        321,979
                                                   ----------------     ------------     -------------    ------------
                                                   $      1,127,009     $     40,683     $     (13,401)   $  1,154,291
                                                   ================     ============     =============    ============

DECEMBER 31, 2003
US Treasury securities
  and obligations of US government                 $         74,187     $        695     $        (219)   $     74,663
Corporate debt securities                                   544,744           36,892            (4,988)        576,648
Foreign debt securities (1)                                 218,011           19,041              (118)        236,934
Mortgage- and asset-backed securities                       245,012            8,711              (576)        253,147
                                                   ----------------     ------------     -------------    ------------
                                                   $      1,081,954     $     65,339     $      (5,901)   $  1,141,392
                                                   ================     ============     =============    ============

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

         The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             JUNE 30, 2004
                                                  -----------------------------------
                                                    AMORTIZED                FAIR
                                                      COST                   VALUE
                                                  -----------                -----
                                                            (In thousands)
Due in 1 year or less                             $     37,339            $    37,638
Due after 1 year through 5 years                       154,342                162,657
Due after 5 years through 10 years                     403,102                420,111
Due after 10 years                                     212,649                211,905
Mortgage - and asset-backed securities                 319,577                321,980
                                                  ------------            -----------
                                                  $  1,127,009            $ 1,154,291
                                                  ============            ===========

         During the six months ended June 30, 2004, the Company did not write down the value of any fixed maturity securities. During the six months ended June 30, 2003, the Company wrote down the value of certain fixed maturity securities by $0.2 million. These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

8.       COMPREHENSIVE INCOME

         The components of other comprehensive income and the related tax effects for each component are as follows:

                                                              2004                                    2003
                                              ------------------------------------      ---------------------------------
                                               GROSS OF                    NET OF       GROSS OF                  NET OF
THREE MONTHS ENDED JUNE 30,                      TAX       TAX EFFECT       TAX           TAX       TAX EFFECT      TAX
---------------------------                   ---------    ----------     --------      --------    ----------    -------
                                                                            (In thousands)
Net unrealized gain (loss) arising
   during the year (net  of
   deferred acquisition cost adjustment)      $ (44,238)   $ (15,483)     $(28,755)     $ 30,604    $  10,710     $19,894
Less:  Reclassification adjustment
   for gains included in net income                (209)         (73)         (136)       (1,185)        (414)       (771)
                                              ---------    ---------      --------      --------    ---------     -------
Net unrealized gains (losses)                   (44,447)     (15,556)      (28,891)       29,419       10,296      19,123

Cash Flow Hedge                                   1,214          425           789             -            -           -
Currency translation adjustments                 (1,053)        (369)         (684)        4,611        1,614       2,997
                                              ---------    ---------      --------      --------    ---------     -------

Other comprehensive income (loss)             $ (44,286)   $ (15,500)     $(28,786)     $ 34,030    $  11,910     $22,120
                                              =========    =========      ========      ========    =========     =======


                                                              2004                                    2003
                                              ------------------------------------      ---------------------------------
                                              GROSS OF                     NET OF       GROSS OF                   NET OF
SIX MONTHS ENDED JUNE 30,                       TAX        TAX EFFECT       TAX           TAX       TAX EFFECT       TAX
-------------------------                     ---------    ----------     --------      --------    ----------    -------
                                                                            (In thousands)
Net unrealized gain (loss) arising
   during the year (net  of
   deferred acquisition cost adjustment)      $ (25,217)    $ (8,826)     $(16,391)     $ 27,522    $   9,628     $17,894
Less:  Reclassification adjustment
   for gains included in net income              (3,801)      (1,330)       (2,471)       (1,295)        (453)       (842)
                                              ---------    ---------      --------      --------    ---------     -------
Net unrealized gains (losses)                   (29,018)     (10,156)      (18,862)       26,227        9,175      17,052

Cash Flow Hedge                                     945          331           614
Currency translation adjustments                 (1,613)        (565)       (1,048)        7,573        2,651       4,922
                                              ---------    ---------      --------      --------    ---------     -------
Other comprehensive income (loss)             $ (29,686)   $ (10,390)     $(19,296)     $ 33,800    $  11,826     $21,974
                                              =========    =========      ========      ========    =========     =======

9.       STOCKHOLDERS' EQUITY

         Common Stock

         The par value of common stock is $.01 per share with 100 million shares authorized for issuance. The shareholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 80 million shares to 100 million shares at the Annual Meeting on May 26, 2004. The Board of Directors of the Company (the "Board") has concluded that increasing the number of authorized shares of common stock will give the Company the ability to react quickly to future growth opportunities for the Company. Although the Board has no specific plans or commitments for the issuance of any of the additional shares that would be authorized by the amendment, the Board believes that the increase in the number of authorized shares will provide flexibility for actions the Company might wish to take, such as paying for acquisitions with stock of the Company, equity offerings to raise capital, distributing stock splits or stock dividends and granting new awards under employee benefit plans.

         Changes in the number of shares of common stock issued were as follows:

SIX MONTHS ENDED JUNE 30,                                          2004              2003
-------------------------                                       ----------        ----------
Common stock issued, beginning of year                          54,111,923        53,184,381
Stock options exercised                                            665,270           311,750
Agent stock award                                                        -            37,368
Stock purchases pursuant to agents' stock purchase plans             3,100           178,486
                                                                ----------        ----------
Common stock issued, end of period                              54,780,293        53,711,985
                                                                ==========        ==========

         Treasury Stock

         The Board approved a plan to repurchase up to 1.5 million shares of Company stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

SIX MONTHS ENDED JUNE 30,                           2004                                      2003
-------------------------          ---------------------------------------  --------------------------------------
                                                                  WEIGHTED                                WEIGHTED
                                                                  AVERAGE                                 AVERAGE
                                                                  COST PER                                COST PER
                                   SHARES           AMOUNT         SHARE       SHARES        AMOUNT        SHARE
                                   ------           ------         -----       ------        ------        -----
                                               (In thousands)                             (Inthousands)
Treasury stock beginning of year   192,863         $  1,390       $ 7.21      241,076      $  1,320       $  5.48
Shares repurchased                  26,092              270        10.35       41,988           240          5.72
Shares distributed in the form
of employee bonuses                (84,351)            (636)       10.09     (189,635)       (1,041)         5.58
                                   -------         --------       ------    ---------      --------
Treasury stock, end of period      134,604         $  1,024       $ 7.61    $  93,429      $    519       $  5.56
                                   =======         ========                 =========      ========

         Through June 30, 2004, the Company had repurchased 786,282 shares at an aggregate cost of $4.4 million. As of June 30, 2004, 713,718 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

         Accumulated Other Comprehensive Income

         The components of accumulated other comprehensive income are as follows:

                                                        JUNE 30,             DECEMBER 31,
                                                          2004                  2003
                                                        -------              ------------
                                                                 (in thousands)
Net unrealized appreciation on investments           $     27,272           $     59,464
Deferred acquisition cost adjustment                       (1,811)                (4,985)
Foreign currency translation gains (losses)                 4,903                  6,516
Fair value of cash flow swap                                1,141                    196
Deferred income taxes on the above                        (11,027)               (21,417)
                                                      -----------            -----------
     Accumulated other comprehensive income           $    20,478            $    39,774
                                                      ===========            ===========

10.      LOAN PAYABLE

         Credit Facility, as Amended in May 2004

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combinations), the Company obtained an $80 million credit facility (the "Credit Agreement") on March 31, 2003 to repay the then existing loan and provide funds for the acquisition of Pyramid Life. The Credit Agreement consisted of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility. The Credit Agreement initially called for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points. Effective March 31, 2004, the spread over LIBOR was reduced to 275 basis points in accordance with the terms of the Credit Agreement. Principal repayments were scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Credit Agreement. As of the end of the March 31, 2004, the outstanding balance of the term loan was $36.4 million.

         In connection with the acquisition of Heritage on May 28, 2004 (see
Note 3 - Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of June 30, 2004. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $78.9 million due upon maturity on May 28, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

         The Amended Credit Facility requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, a minimum risk based capital test and a minimum consolidated net worth test. The Amended Credit Facility also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

         The Amended Credit Facility contains customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency and judgment defaults.

         The Company made regularly scheduled principal payments of $3.1 million and paid $1.0 million in interest and fees in connection with its credit facilities during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company made regularly scheduled principal payments of $2.8 million and paid $1.6 million in interest and fees in connection with its credit facilities

         The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, as of June 30, 2004, with the final payment in May 2009:

2004 (Remainder of year)            $       2,625
2005                                        5,250
2006                                        5,250
2007                                        5,250
2008                                        5,250
2009                                       80,063
                                    -------------
                                    $     103,688
                                    =============

         2003 Refinancing of Debt

         On March 31, 2003, the Credit Facility issued in 1999 was repaid from the proceeds of the Credit Agreement obtained in connection with the acquisition of Pyramid Life. The early extinguishment of this debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

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

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of June 30, 2004, as detailed in the following table:

  Maturity                  Amount                                    Spread               Rate as of
   Date                     Issued               Term                Over LIBOR           June 30, 2004
---------                 ------------     --------------           -------------         -------------
                         (In thousands)                             (Basis points)
December 2032               $ 15,000       Fixed/Floating                   400(1)             6.7%
March 2033                    10,000       Floating                         400                5.1%
May 2033                      15,000       Floating                         420                5.5%
May 2033                      15,000       Fixed/Floating                   410(2)             7.4%
October 2033                  20,000       Fixed/Floating                   395(3)             7.0%
                            --------
                            $ 75,000
                            ========

     (1) Effective September 2003, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

     (2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

     (3) Effective April 29, 2004, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expires in October 2008.

         The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate Junior Subordinated Debt of the Company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt during 2003. The balance of the proceeds has been used, in part to fund acquisitions, to provide capital to the Company's insurance subsidiaries to support growth and to be held for general corporate purposes.

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

         The Company paid $2.2 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2004, and paid $0.4 million during the six months ended June 30, 2003.

12.      DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

         Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. As of June 30, 2004, the fair value of the swaps was $1.1 million and is included in other assets.

13.      STATUTORY CAPITAL AND SURPLUS REQUIREMENTS

         The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2004, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $122.2 million at June 30, 2004 and $110.5 million at June 30, 2003. Statutory net income for the six months ended June 30, 2004 was $3.8 million, which included net realized gains of $0.1 million, and for the six months ended June 30, 2003 was $5.1 million, which included net realized gains of $0.4 million.

         Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$58.8 million (US$43.6 million) as of June 30, 2004 and were C$59.8 million (US$44.4 million) as of June 30, 2003. Net income based on Canadian generally accepted accounting principles was C$4.4 million (US$3.3 million) for the six months ended June 30, 2004 and was C$4.1 million (US$2.8 million) for the six months ended June 30, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at June 30, 2004.

14.      BUSINESS SEGMENT INFORMATION

         The Company's principal business segments are: Career Agency, Senior Market Brokerage, Medicare Advantage and Administrative Services. The Company also reports the corporate activities of our holding company in a separate segment. A description of these segments follows:

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

MEDICARE ADVANTAGE - The Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans. Heritage arranges health care services for enrolled Medicare beneficiaries for a predetermined, prepaid periodic fee principally through affiliated entities. Founded in 1995, Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare of Texas and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the net results derived from these IPA's. Our private fee-for-service plans were introduced during the second quarter of 2004. Currently, Heritage operates plans in Texas and our private fee-for-service plans are offered in the northeastern portion of the United States.

ADMINISTRATIVE SERVICES -- CHCS acts as a third-party administrator and service provider for both affiliated and unaffiliated insurance companies, primarily with respect to senior market insurance products and non-insurance products. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

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

Financial results by segment are as follows:

                                                   2004                           2003
                                      ---------------------------      ----------------------------
                                                     Income (Loss)                     Income (Loss)
                                                         Before                            Before
THREE MONTHS ENDED JUNE 30,             Revenue      Income Taxes        Revenue      Income Taxes
---------------------------             -------      ------------        -------      ------------
                                                               (In thousands)
Career Agency                         $    75,298    $     12,845      $    70,844    $       9,720
Senior Market Brokerage                    76,098           5,473           63,448            5,352
Medicare Advantage                         11,958             838                -                -
Administrative Services                    13,950           3,333           11,499            2,632
Corporate                                      34          (2,774)              30           (2,244)
Intersegment revenues                     (11,041)              -           (8,897)               -
                                      -----------    ------------           ------    -------------
  Segment total (1)                       166,297          19,715          136,924           15,460
Adjustments to segment total:
  Net realized  gains (1)                     210             210            1,185            1,185
                                      -----------    ------------      -----------    -------------

Total                                 $   166,507    $     19,925      $   138,109    $      16,645
                                      ===========    ============      ===========    =============

                                                 2004                               2003
                                      ---------------------------      ------------------------------
                                                      Income (Loss)                     Income (Loss)
                                                         Before                            Before
SIX MONTHS ENDED JUNE 30,               Revenue       Income Taxes       Revenue        Income Taxes
-------------------------             -----------     ------------       -------        ------------
                                                               (In thousands)
Career Agency                         $   151,781    $     26,289      $   112,183    $       19,190
Senior Market Brokerage                   151,621           8,954          115,912             8,408
Medicare Advantage                         11,958             838                -                 -
Administrative Services                    27,925           6,487           24,308             5,197
Corporate                                      70          (5,259)              70            (5,794)
Intersegment revenues                     (22,111)              -          (17,746)                -
                                      -----------    ------------      -----------    --------------
  Segment total (1)                       321,244          37,309          234,727            27,001
Adjustments to segment total:
  Net realized  gains (1)                   3,801           3,801            1,295             1,295
                                      -----------    ------------      -----------    --------------
Total                                 $   325,045    $     41,110      $   236,022    $       28,296
                                      ===========    ============      ===========    ==============

(1) We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends. The schedule above reconciles our segment revenue to total revenue and operating income to net income in accordance with generally accepted accounting principles.

Identifiable assets by segment are as follows:

                                            JUNE 30,               DECEMBER 31,
                                              2004                     2003
                                       --------------            -------------
                                                   (In thousands)
Career Agency                          $      932,447            $    945,911
Senior Market Brokerage                       791,680                 785,054
Medicare Advantage                            126,758                       -
Administrative Services                        20,524                  19,321
Corporate                                     561,995                 475,377
Intersegment assets (1)                      (544,526)               (444,715)
                                       --------------            ------------
Total Assets                           $    1,888,878            $  1,780,948
                                       ==============            ============

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

15.      FOREIGN OPERATIONS

         A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

                              THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                              ---------------------------               -------------------------
                              2004                 2003                 2004                 2003
                              ---------------------------               -------------------------
                              (In thousands, in US$'s)                   (In thousands, in US$'s)
Revenues
  United States             $  58,861             $  54,878           $ 118,043            $  81,116
  Canada                       16,437                15,969              33,738               31,067
                            ---------             ---------           ---------            ---------
     Total                  $  75,298             $  70,844           $ 151,781            $ 112,183
                            =========             =========           =========            =========

         Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                                                JUNE 30,            DECEMBER 31,
                                                 2004                  2003
                                              ----------            -----------
                                                       (In thousands)
Assets                                        $  197,872            $  236,185
                                              ==========            ==========
Liabilities                                   $  164,029            $  175,253
                                              ==========            ==========

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this report or incorporated by reference into this report and oral statements made from time to time by our representatives constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," "estimate," "plan," "intend" or similar words generally involve forward-looking statements. Forward-looking statements include statements about development and distribution of our products, investment spreads or yields, the impact of proposed or completed acquisitions, the adequacy of reserves or the earnings or profitability of our activities. Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively and our ability to grow our business through internal growth as well as through acquisitions. Other risks and uncertainties may be related to the insurance industry generally or the overall economy, such as regulatory developments, industry consolidation and general economic conditions and interest rates. We disclaim any obligation to update forward-looking statements. As a result of our acquisition of Heritage, the Company is exposed to additional risks and uncertainties. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

                        NEW RISK FACTORS ASSOCIATED WITH
                OUR ACQUISITION OF HERITAGE HEALTH SYSTEMS, INC.

RISKS RELATED TO OUR MEDICARE ADVANTAGE BUSINESS

IF OUR GOVERNMENT CONTRACTS ARE NOT RENEWED OR ARE TERMINATED, OUR BUSINESS COULD BE SUBSTANTIALLY IMPAIRED.

We provide our Medicare and other services through a limited number of contracts with federal government agencies. These contracts generally have terms of one or two years and are subject to nonrenewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, our right to add new members may be suspended by a government agency if it finds deficiencies in our provider network or operations.

If we are unable to renew, or to successfully rebid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, including seeking to enter into contracts in other geographic markets, seeking to enter into contracts for other services in our existing markets, or seeking to acquire other businesses with existing government contracts. If we were unable to do so, we could be forced to cease conducting business. In any such event, our revenues and profits would decrease materially.

IF WE ARE UNABLE TO MANAGE MEDICAL BENEFITS EXPENSE EFFECTIVELY, OUR PROFITABILITY WILL LIKELY BE REDUCED OR WE COULD CEASE TO BE PROFITABLE.

The profitability of our Medicare Advantage business depends, to a significant degree, on our ability to predict and effectively manage our costs related to the provision of healthcare services. Relatively small changes in the ratio of our expenses related to healthcare services to the premiums we receive, or medical loss ratio, can create significant changes in our financial results. Factors that may cause medical benefits expense to exceed our estimates include:

         - an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

         -        higher than expected utilization of healthcare services;

         - periodic renegotiation of hospital, physician and other provider contracts;

         - the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

         - changes in the demographics of our members and medical trends affecting them; and

         - new mandated benefits or other changes in healthcare laws, regulations and/or practices.

Because of the relatively high average age of the Medicare population, medical benefits expense for our Medicare plans may be particularly difficult to control. According to the Centers for Medicare & Medicaid Services ("CMS"), from 1967 to 2002, Medicare healthcare expenses nationwide increased on average by 13.2% annually.

Although we have been able to manage our medical benefits expense through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, upgraded information systems, and reinsurance arrangements, we may not be able to continue to manage these expenses effectively in the future. If our medical benefits expense increases, our profits could be reduced or we may not remain profitable.

We maintain reinsurance to protect us against severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

BECAUSE OUR MEDICARE ADVANTAGE PREMIUMS, WHICH GENERATE MOST OF OUR MEDICARE ADVANTAGE REVENUES, ARE FIXED BY CONTRACT, WE ARE UNABLE TO INCREASE OUR MEDICARE ADVANTAGE PREMIUMS DURING THE CONTRACT TERM IF OUR CORRESPONDING MEDICAL BENEFITS EXPENSE EXCEEDS OUR ESTIMATES.

Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed by contract, and we are obligated during the contract period, which is generally one or two years, to provide or arrange for the provision of healthcare services as established by state and federal governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expense. Medical benefits expense as a percentage of premium revenue tends to fluctuate. If our medical benefits expense exceeds our estimates, we will be unable to adjust the premiums we receive under our current contracts, and our profits may decline.

REDUCTIONS IN FUNDING FOR GOVERNMENT HEALTHCARE PROGRAMS COULD SUBSTANTIALLY REDUCE OUR PROFITABILITY.

All of our Medicare Advantage programs we offer are through government-sponsored programs, such as Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. For example, the premium rates paid to health plans like ours by state and federal governments differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member's health status, age, gender, county or region, benefit mix and member eligibility categories. In addition, CMS has adopted a payment program, whereby in 2004, 30% of the premium rates paid to health plans relate to specific disease classification of members. In 2007, 100% of premium rates will be based upon the specific disease classification of members. Reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability.

Federal budgetary constraints also may limit premiums payable under our Medicare plans. For example, as a result of the Balanced Budget Act of 1997, annual increases on premiums paid to many Medicare+Choice plans (renamed "Medicare Advantage" plans) were subject to a 2% cap, even though overall Medicare healthcare expenses were increasing at a higher rate.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND ANY VIOLATION OF THE LAWS AND REGULATIONS APPLICABLE TO US COULD REDUCE OUR REVENUES AND PROFITABILITY AND OTHERWISE ADVERSELY AFFECT OUR OPERATING RESULTS.

Our Medicare Advantage business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our Medicare Advantage operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

         - forfeiture of amounts we have been paid pursuant to our government contracts;

         - imposition of civil or criminal penalties, fines or other sanctions on us;

         - loss of our right to participate in government-sponsored programs, including Medicare;

         -        damage to our reputation in various markets;

         -        increased difficulty in marketing our products and services;
                  and

         - loss of one or more of our licenses to act as an insurer or health maintenance organization or to otherwise provide a service.

Any of these events could reduce our revenues and profitability and otherwise adversely affect our operating results.

WE DERIVE A SUBSTANTIAL PORTION OF OUR MEDICARE ADVANTAGE REVENUES AND PROFITS FROM MEDICARE ADVANTAGE OPERATIONS IN TEXAS, AND LEGISLATIVE ACTIONS, ECONOMIC CONDITIONS OR OTHER FACTORS THAT ADVERSELY AFFECT THOSE OPERATIONS COULD MATERIALLY REDUCE OUR REVENUES AND PROFITS.

If we are unable to continue to operate in Texas, or if our current operations in any portion of Texas are significantly curtailed, our revenues will decrease materially. Our reliance on our operations in Texas could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors. In addition, our significant market share in Texas may make it more difficult for us to expand our membership in existing markets in Texas. Our inability to continue to operate in Texas, or a decrease in the revenues of our Texas operations, would harm our overall operating results.

WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE ANTICIPATE FROM THE ACQUISITION OF HERITAGE.

As a result of our recent acquisition of Heritage, we will face significant challenges in integrating organizations, operations, technology and services in a timely and efficient manner and in retaining key personnel. Cost savings, revenue growth and other anticipated benefits of the acquisition may not materialize. The acquisition may result in a diversion of our management's attention, loss of management-level and other key employees of Heritage, and an inability to integrate management, systems and operations. The failure to integrate Heritage successfully and to manage the challenges presented by the integration process may result in our not achieving the anticipated benefits of the acquisition.

WE MAY BE UNABLE TO EXPAND INTO SOME GEOGRAPHIC AREAS WITHOUT INCURRING SIGNIFICANT ADDITIONAL COSTS.

We are likely to incur additional costs if we enter states or counties where we do not currently operate. Our rate of expansion into other geographic areas may also be inhibited by:

         - the time and costs associated with obtaining a health maintenance organization license to operate in the new area or the expansion of our licensed service area, if necessary;

         - our inability to develop a network of physicians, hospitals and other healthcare providers that meets our requirements and those of government regulators;

         -        competition, which increases the costs of recruiting members;

         -        the cost of providing healthcare services in those areas; and

         -        demographics and population density.

Accordingly, we may be unsuccessful in entering other metropolitan areas, counties or states.

A FAILURE TO ESTIMATE INCURRED BUT NOT REPORTED MEDICAL BENEFITS EXPENSE ACCURATELY WILL AFFECT OUR PROFITABILITY.

Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We, together with our internal and consulting actuaries, estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. Due to the uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different assumptions. Adjustments, if necessary, are made to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Although our estimates of IBNR have historically been adequate, they may be inadequate in the future, which would adversely affect our results of operations. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

THE NEW MEDICARE LEGISLATION MAKES CHANGES TO THE MEDICARE PROGRAM THAT COULD REDUCE OUR PROFITABILITY AND INCREASE COMPETITION FOR OUR EXISTING AND PROSPECTIVE MEMBERS.

On December 8, 2003, President Bush signed the Medicare Modernization Act of 2003. This legislation makes significant changes to the Medicare program. We believe that many of these changes will benefit the managed care sector. However, the new rate methodologies, expanded benefits and shifts in certain coverage responsibilities pursuant to the Act may increase competition and create uncertainties, including the following:

         - The Act increases reimbursement for Medicare+Choice plans, which was renamed "Medicare Advantage". Higher reimbursement rates may increase the number of plans that participate in the program, creating new competition that could adversely affect our profitability.

         - Beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program will be implemented pursuant to the Act. Medicare PPOs would allow their members more flexibility to select physicians than the current plans, which are HMOs that require members to coordinate with a primary care physician. The Act requires the Secretary of the Department of Health and Human Services to create between 10 and 50 regions for the Medicare PPO program, with each region covering at least one state and some possibly crossing state lines. The regional Medicare PPO program will compete with local Medicare Advantage HMO programs and may affect our Medicare Advantage HMO business. We do not know whether the regions will be constructed in a way that will create obstacles or opportunities for us to participate in the program. We also do not know how the creation of the regional Medicare PPO program, which is intended to provide further choice to beneficiaries, will affect our Medicare Advantage HMO business.

         - In order to participate in the regional Medicare Advantage PPO program under the Act, a plan must meet certain requirements, including having an adequate provider network throughout the region. The Act provides some incentives for certain hospitals to join the network. However, we do not know whether we will be able to contract with a sufficient number of providers throughout our regions to satisfy the network adequacy requirements under the Act that would enable us to participate in the regional product.

         - Beginning in 2006, the payments for the local Medicare Advantage HMO and regional Medicare Advantage PPO programs will be based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

         - Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer will be required to offer a level prescription drug benefit, as defined by Medicare. It is not known at this time whether the governmental payments will be adequate to cover the costs for this benefit. In addition, Medicare Advantage enrollees will be required to obtain their drug benefit from their Medicare Advantage plan. Enrollees may prefer a stand-alone drug plan and may disenroll from the Medicare Advantage plan altogether in order to participate in another drug plan. Accordingly, the new prescription drug benefit could reduce our profitability and membership enrollment following its implementation in 2006.

         - Some enrollees may have chosen our Medicare+Choice plan in the past rather than a Medicare fee-for-service program because of the added drug benefit that we offer with our Medicare+Choice plan. Following the implementation of the new prescription drug benefit, Medicare beneficiaries will have the opportunity to obtain a drug benefit without joining a managed care plan. As a result, our membership enrollment may decline.

         - Beginning in 2006, individuals eligible for both Medicare and Medicaid, or dual-eligibles, will generally receive their drug coverage from Medicare rather than from Medicaid. Because Medicaid will no longer be directly responsible for most drug coverage for dual-eligibles, Medicaid payments to plans will be reduced. We cannot predict whether this change in Medicaid payments will have an adverse effect on our operating results.

FUTURE CHANGES IN HEALTHCARE LAW MAY REDUCE OUR PROFITABILITY OR LIQUIDITY.

Healthcare laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:

         -        imposing additional capital requirements;

         -        increasing our administrative and other costs;

         -        increasing mandated benefits;

         -        forcing us to restructure our relationships with providers; or

         - requiring us to implement additional or different programs and systems.

Changes in state law also may adversely affect our profitability. Laws relating to managed care consumer protection standards, including increased plan information disclosure, limits to premium increases, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records either have been enacted or continue to be under discussion. New healthcare reform legislation may require us to change the way we operate our business, which may be costly. Further, although we have exercised care in structuring our operations to attempt to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws may assert that we or certain transactions in which we are involved are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under the Medicare program and to continue to serve our members and attract new members.

RESTRICTIONS ON OUR ABILITY TO MARKET WOULD ADVERSELY AFFECT OUR REVENUE.

We rely on our marketing and sales efforts for a significant portion of our membership growth. The federal and state governments in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that are permitted. If our marketing efforts were to be prohibited or curtailed, our ability to increase or sustain membership would be significantly harmed, which would adversely affect our revenue.

IF WE ARE UNABLE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR PROVIDERS, OUR PROFITABILITY COULD DECLINE AND WE MAY BE PRECLUDED FROM OPERATING IN SOME MARKETS.

Our profitability depends, in large part, upon our ability to enter into cost-effective contracts with hospitals, physicians and other healthcare providers in appropriate numbers in our geographic markets and at convenient locations for our members. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. If such a provider or any of our other providers refuse to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could adversely affect our operating results in that market area. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market and could preclude us from renewing our Medicaid or Medicare contracts in those markets or from entering into new markets.

Our provider contracts with network primary care physicians and specialists generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. The contracts generally may be cancelled by either party without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Our hospital contracts generally may be cancelled by either party without cause upon 120 days prior written notice. We may be unable to continue to renew such contracts or enter into new contracts enabling us to serve our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our network providers, we may be unable to maintain those relationships or enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability could decline.

WE MAY NOT HAVE ADEQUATE INTELLECTUAL PROPERTY RIGHTS IN OUR BRAND NAMES FOR OUR HEALTH PLANS, AND WE MAY BE UNABLE TO ADEQUATELY ENFORCE SUCH RIGHTS.

Our success depends, in part, upon our ability to market our health plans under our brand names, including "Texan Plus". While we hold federal trademark registrations for the "Texan Plus" trademark, we have not taken enforcement action to prevent infringement of our federal trademark and have not secured registrations of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

INEFFECTIVE MANAGEMENT OF OUR GROWTH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS.

Depending on acquisition and other opportunities, we expect to continue to increase our membership and to expand into other markets. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to potential acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

WE ARE SUBJECT TO COMPETITION THAT MAY LIMIT OUR ABILITY TO INCREASE OR MAINTAIN MEMBERSHIP IN THE MARKETS WE SERVE.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, new strategic alliances and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location and quality of provider network, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan.

Many other organizations with which we compete have substantially greater financial and other resources than we do. In addition, changes resulting from the new Medicare legislation may bring additional competitors into our market area. As a result, we may be unable to increase or maintain our membership.

WE HAVE INCURRED ADDITIONAL DEBT OBLIGATIONS IN CONNECTION WITH OUR ACQUISITION OF HERITAGE THAT COULD RESTRICT OUR OPERATIONS.

We have a significant amount of outstanding indebtedness, including $103 million in borrowings under our amended credit agreement and $75 million in trust preferred securities. We have available borrowing capacity under our new senior secured revolving credit facility of approximately $15 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

         - increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

         - limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         - limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

         - exposing us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

CLAIMS RELATING TO MEDICAL MALPRACTICE AND OTHER LITIGATION COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. A small percentage of these providers do not have malpractice insurance. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization such as us should be held responsible for alleged provider malpractice, and some courts have permitted that theory of liability. In addition, managed care organizations may be sued directly for alleged negligence, such as in connection with the credentialing of network providers or for improper denials or delay of care. In addition, Congress and several states are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations.

From time to time, we are party to various other litigation matters, some of which seek monetary damages. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

We maintain errors and omissions insurance with a policy limit of $10 million and other insurance coverage and, in some cases, indemnification rights that we believe are adequate based on industry standards. However, potential liabilities may not be covered by insurance or indemnity, our insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management's attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

NEGATIVE PUBLICITY REGARDING THE MANAGED CARE INDUSTRY MAY HARM OUR BUSINESS AND OPERATING RESULTS.

In the past, the managed care industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect our ability to market our services, require us to change our services and increase the regulatory burdens under which we operate, further increasing the costs of doing business and adversely affecting our operating results.

RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis presents a review of the Company as of June 30, 2004 and its results of operations for the three months and six months ended June 30, 2004. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation included in the Company's 2003 Annual Report on Form 10-K.

OVERVIEW

         Our principal business segments are: Career Agency, Senior Market Brokerage, Medicare Advantage and Administrative Services. We also report the activities of our holding company in a separate segment. See Note 14 - Business Segment Information in our consolidated financial statements included in this Form 10-Q for a description of our segments.

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

         The reserves that we record are often different than the reserves recorded by unaffiliated reinsurers that participate in any of our risks. In July 2004, the 50% quota share reinsurer of our Freedom Care block, a health insurance product, informed us that it was adding $7.0 million to its own claim reserve, bringing its reserve for its quota share of the business to $16.3 million. After extensive discussion with the reinsurer, we do not believe that, on the basis of currently available information, the posting of such additional reserves is required. During the third quarter, we will perform a detailed study of the various assumptions used to derive this reserve, primarily claim continuance assumptions, to verify this finding, and record additional reserves if required. We do not believe that any potential adjustment will be material.

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

         On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of June 30, 2004.

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

ACQUISITIONS AND FINANCING ACTIVITY

         Acquisition of Heritage Health Systems, Inc.

         On May 28, 2004, the Company acquired Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. Founded in 1995, Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the profits derived from these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 10 - Loan Payable) and $33.1 million of cash on hand. As of July 31, 2004, Heritage had approximately 17,000 Medicare members and annualized revenues of approximately $142 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements. Refer to Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-Q for additional information on the acquisition.

         2004 Amendment of Credit Agreement

         In connection with the acquisition of Heritage (see Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-Q) on May 28, 2004, we amended our credit facility to increase the term loan to $105 million from $36.4 million (the balance outstanding at May 28, 2004). We used the proceeds to fund the purchase of Heritage. Under the amended credit agreement, the interest rate was reduced to 225 basis points over the London Inter Bank Offering Rate. (Refer to Note 10 - Loan Payable in our consolidated financial statements included in this Form 10-Q).

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

         Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with us administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning in the second quarter of 2004, as the products were approved for sale in each state, the new business was written by our subsidiaries, with 50% of the risk ceded to Swiss Re.

         Recapture of Reinsurance Ceded

         Effective April 1, 2003, our subsidiary, American Pioneer entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with Transamerica. Pursuant to the first of these contracts, American Pioneer ceded to Transamerica 90% of approximately $50 million of annualized premium that it had acquired from First National Life Insurance Company in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to Transamerica 75% of certain new business from October 1996 through December 31, 1999. As of April 1, 2003, approximately $27 million remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

         As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture. American Pioneer currently retains 100% of the risks on the current in force amount remaining of the block of $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

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

         2003 Refinancing of Debt

         Prior to March 31, 2003, we had $38 million outstanding on our then existing term loan credit facility. In connection with the acquisition of Pyramid Life (see Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-Q) on March 31, 2003, we entered into a new $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. We used the proceeds from the new term loan to repay the balance outstanding on our then existing term loan and to fund the purchase of Pyramid Life. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. A portion of the proceeds from Trust preferred issuances in May 2003 and October 2003 (see the discussion below) were used to reduce the balance of the term loan by $21.0 million during 2003. (Refer to Note 10 - Loan Payable in our consolidated financial statements included in this Form 10-Q).

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

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     -------------------------        -----------------------------
                                                       2004            2003              2004               2003
                                                     ---------       ---------        -----------        ----------
                                                                             (In thousands)
Career Agency (1)                                    $  12,845       $   9,720        $    26,289        $   19,190
Senior Market Brokerage (1)                              5,473           5,352              8,954             8,408
Medicare Advantage (1)                                     838               -                838                 -
Administrative Services (1)                              3,333           2,632              6,487             5,197

Corporate & Eliminations                                (2,774)         (2,244)            (5,259)           (5,794)

Realized gains (losses)                                    210           1,185              3,801             1,295
                                                     ---------       ---------        -----------        ----------

Income before income taxes (1)                          19,925          16,645             41,110            28,296

Income taxes, excluding capital gains                   (6,800)         (5,231)           (12,853)           (9,913)
Income taxes on capital gains                              (74)           (414)            (1,330)             (454)
Income taxes on early extinguishment of debt                 -               -                  -               619
                                                     ---------       ---------        -----------        ----------
Total income taxes                                      (6,874)         (5,645)           (14,183)           (9,748)
                                                     ---------       ---------        -----------        ----------

    Net income                                       $  13,051       $  11,000        $    26,927        $   18,548
                                                     =========       =========        ===========        ==========

Per Share Data (Diluted):

    Net income                                       $    0.23       $    0.20        $      0.48        $     0.34
                                                     =========       =========        ===========        ==========

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

Three months ended June 30, 2004 and 2003

         Net income for the second quarter of 2004 increased 19% to $13.1 million, or $0.23 per share, compared to $11.0 million, or $0.20 per share in 2003. During the second quarter of 2004, we recognized realized gains, net of tax of $0.1 million, or $0.00 per share, compared to realized gains, net of tax of $0.8 million, or $0.01 per share in 2003. Our overall effective tax rate was 34.5% for the second quarter of 2004 as compared to 33.9% for the second quarter of 2003.

         Our Career Agency segment results improved by $3.1 million, or 32%, to $12.8 million in the second quarter of 2004 compared to the second quarter of 2003.

         Senior Market Brokerage segment second quarter 2004 results increased $0.1 million, or 2%, to $5.5 million compared to 2003.

         Administrative Services segment income improved by $0.7 million, or 27%, compared to the second quarter of 2003. This improvement is primarily a result of the growth in premiums managed.

         The loss from the Corporate segment increased by $0.5 million, or 24%, compared to the second quarter of 2003.

Six months ended June 30, 2004 and 2003

         Net income for the first six months of 2004 increased 45% to $26.9 million, or $0.48 per share, compared to $18.5 million, or $0.34 per share in 2003. During the six months of 2004, we recognized realized gains, net of tax of $2.5 million, or $0.04 per share, compared to realized gains, net of tax of $0.8 million, or $0.02 per share in 2003. The realized gains in 2004 were primarily generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.6 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See "Liquidity and Capital Resources - Obligations of the Parent Company to Affiliates" for additional information regarding the dividend. Our overall effective tax rate was 34.5% for the first six months of both 2004 and 2003.

         Our Career Agency segment results improved by $7.1 million, or 37%, to $26.3 million in the first six months of 2004 compared to the first six months of 2003, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar.

         Senior Market Brokerage segment first six months 2004 results increased $0.5 million, or 7%, to $9.0 million compared to 2003.

         Administrative Services segment income improved by $1.3 million, or 25%, compared to the first six months of 2003. This improvement is primarily a result of the growth in premiums managed.

         The loss from the Corporate segment decreased by $0.5 million, or 9%, compared to the first six months of 2003. During the first six months of 2003, the segment reported a charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003, that did not recur in 2004.

SEGMENT RESULTS - CAREER AGENCY

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                                  -----------------------          ----------------------
                                                                   2004             2003            2004            2003
                                                                  -------          -------         -------         ------
                                                                                        (In thousands)
Net premiums and policyholder fees:

  Life and annuity                                                $ 5,885          $ 5,297       $  11,777        $  9,166
  Accident & health                                                59,671           55,870         120,428          84,699
                                                                  -------          -------       ---------        --------
  Net premiums                                                     65,555           61,167         132,205          93,865
Net investment income                                               9,666            9,589          19,390          18,116
Other income                                                           77               88             186             202
                                                                  -------          -------       ---------        --------
  Total revenue                                                    75,298           70,844         151,781         112,183
                                                                  -------          -------       ---------        --------

Policyholder benefits                                              41,246           40,444          83,626          59,554
Interest credited to policyholders                                  1,921            1,816           3,780           2,879
Change in deferred acquisition costs                               (7,977)          (6,114)        (15,882)        (10,734)
Amortization of present value of future profits                       510              848           1,254             848
Commissions and general expenses, net of allowances                26,753           24,130          52,714          40,046
                                                                  -------          -------       ---------        --------
  Total benefits, claims and other deductions                      62,453           61,124         125,492          92,993
                                                                  -------          -------       ---------        --------

  Segment income                                                  $12,845          $ 9,720       $  26,289        $ 19,190
                                                                  =======          =======       =========        ========

Three Months ended June 30, 2004 and 2003

         Our Career Agency segment results improved by $3.1 million, or 32%, to $12.8 million in the second quarter of 2004 compared to the second quarter of 2003. The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 3%, to C$0.7362 per US$1.00 for the three months ended June 30, 2004, from C$0.7143 per US$1.00 for the same period of 2003. This strengthening added approximately $0.1 million to the Career Agency segment results for 2004, compared to 2003. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

         REVENUES. Net premiums during the three months ended June 30, 2004 for the Career Agency segment increased by approximately $4.4 million, or 7%, compared to 2003. Canadian premiums accounted for approximately 20% of the net premiums of this segment in 2004 and 22% of the net premiums in 2003.

         Our Career agents also sold $8.1 million of fixed annuities during the three months ended June 30, 2004, compared to $15.7 million in 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income was relatively flat, compared to the second quarter of 2003. The increase in the segment's invested assets was offset by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $0.8 million, or 2%, during the second quarter of 2004 compared to 2003, primarily as a result of the increase in business in force. Overall loss ratios for the segment decreased to 63% in 2004 from 66% in 2003. Interest credited increased by $0.1 million, due to the increase in annuity balances, offset by a reduction in credited rates.

         The increase in deferred acquisition costs was approximately $1.9 million more in the second quarter of 2004, compared to the increase in the second quarter of 2003. This is directly related to the increase in the new business added by Pyramid Life, as well as continued sales of annuities generated by the segment.

         The amortization of the present value of future profits relates to the intangibles acquired with Pyramid Life.

         Commissions and general expenses increased by approximately $2.6 million, or 11%, in the second quarter of 2004 compared to 2003.

Six Months ended June 30, 2004 and 2003

         Our Career Agency segment results improved by $7.1 million, or 37%, to $26.3 million in the first six months of 2004 compared to the first six months of 2003, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 9%, to C$0.7474 per US$1.00 for the six months ended June 30, 2004, from C$0.6877 per US$1.00 for the same period of 2003. This strengthening added approximately $0.4 million to the Career Agency segment results for 2004, compared to 2003. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

         REVENUES. Net premiums during the six months ended June 30, 2004 for the Career Agency segment increased by approximately $38.3 million, or 41%, compared to 2003, primarily as a result of the $35.2 million increase in premiums from the Pyramid Life business. Canadian premiums accounted for approximately 22% of the net premiums of this segment in 2004 and 40% of the net premiums in 2003. Net Canadian premiums increased approximately $1.4 million, however, the percentage of Canadian premiums dropped as a result of the increase in U.S. premiums from the addition of the Pyramid Life business.

         Our Career agents also sold $26.9 million of fixed annuities during the six months ended June 30, 2004, compared to $32.2 million in 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income increased by approximately $1.3 million, or 7%, compared to the first six months of 2003. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life (net of the assets used to fund a portion of the acquisition) and the sale of annuities, offset by a decrease in overall investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $23.7 million, or 40%, during the first six months of 2004 compared to 2003, primarily as a result of the increase in business in force. Approximately $23.6 million of the increase relates to the Pyramid Life business added in 2003. Overall loss ratios for the segment decreased to 63% in 2004 from 64% in 2002. Interest credited increased by $0.9 million, due to the increase in annuity balances as a result of the continued sales and the Pyramid business added in 2003, offset by a reduction in credited rates.

         The increase in deferred acquisition costs was approximately $5.1 million more in the first six months of 2004, compared to the increase in the first six months of 2003. This is directly related to the increase in the new business added by Pyramid Life, as well as continued sales of annuities generated by the segment.

         The amortization of the present value of future profits relates to the intangibles acquired with Pyramid Life.

         Commissions and general expenses increased by approximately $12.7 million, or 32%, in the first six months of 2004 compared to 2003. Approximately $9.6 million of the increase relates to the Pyramid Life business, with the balance relating primarily to the increase in the segment's new business.

SEGMENT RESULTS - SENIOR MARKET BROKERAGE

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                  ------------------------        -----------------------
                                                                   2004             2003            2004            2003
                                                                  -------          -------       ---------        --------
                                                                                      (In thousands)
Net premiums and policyholder fees:

  Life and annuity                                                $ 7,388          $ 5,004       $  13,635        $  9,249
  Accident & health                                                61,716           52,482         124,910          94,725
                                                                  -------          -------       ---------        --------
  Net premiums                                                     69,104           57,486         138,545         103,974
Net investment income                                               6,360            5,866          12,677          11,773
Other income                                                          635               96             399             165
                                                                  -------          -------       ---------        --------
  Total revenue                                                    76,098           63,448         151,621         115,912
                                                                  -------          -------       ---------        --------

Policyholder benefits                                              49,757           42,571         101,887          78,867
Interest credited to policyholders                                  2,337            2,105           4,698           4,174
Change in deferred acquisition costs                               (6,924)          (4,943)        (15,340)         (8,574)
Amortization of present value of future profits                        68              138             143             171
Commissions and general expenses, net of allowances                25,387           18,225          51,279          32,866
                                                                  -------          -------       ---------        --------
  Total benefits, claims and other deductions                      70,626           58,096         142,667         107,504
                                                                  -------          -------       ---------        --------

  Segment income                                                  $ 5,473          $ 5,352       $   8,954        $  8,408
                                                                  =======          =======       =========        ========

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

                                                                      2004                              2003
                                                         ----------------------------       ---------------------------
                                                           GROSS               NET           GROSS               NET
THREE MONTHS ENDED JUNE 30,                              PREMIUMS            RETAINED       PREMIUMS           RETAINED
---------------------------                              --------            --------       --------           --------
                                                                                (In thousands)
Medicare supplement/select                               $ 109,408              52%         $ 105,244             45%
Other senior supplemental health                             6,707              61%             6,769             60%
Other health                                                 2,691              36%             3,844             32%
Senior life insurance                                        5,476              80%             3,478             70%
Other life                                                   4,041              75%             3,363             65%
                                                         ---------                          ---------
Total gross premiums                                     $ 128,323              54%         $ 122,698             47%
                                                         =========                          =========

                                                                   2004                               2003
                                                         --------------------------         -------------------------
                                                          GROSS              NET             GROSS             NET
SIX MONTHS ENDED JUNE 30,                                PREMIUMS         RETAINED          PREMIUMS        RETAINED
-------------------------                                --------         --------          --------        --------
                                                                                 (In thousands)
Medicare supplement/select                               $ 225,133           51%            $ 216,046          39%
Other senior supplemental health                            13,045           62%               13,263          60%
Other health                                                 5,242           36%                7,352          33%
Senior life insurance                                       10,524           76%                6,070          65%
Other life                                                   7,384           76%                6,864          77%
                                                         ---------                          ---------
Total gross premiums                                     $ 261,329           53%            $ 249,595          42%
                                                         =========                          =========

Three Months ended June 30, 2004 and 2003

         Senior Market Brokerage segment second quarter 2004 results increased $0.1 million, or 2%, to $5.5 million compared to 2003.

         REVENUES. Gross direct and assumed premium written increased $5.6 million, or 4.6%, over the second quarter of 2003. Medicare supplement/select premiums increased $4.2 million, or 4%, as a result of continued new sales, rate increases and better than assumed persistency. Senior life insurance premium increased by $2.0 million, or 57%, due to organic growth, as well as the addition of the premium written by the Guarantee Reserve marketing organization. These increases were partially offset by a decrease of $1.2 million, or 30%, in other health, primarily as a result of the normal lapsation of the run-off block of major medical business.

         Net premiums for the second quarter of 2004 increased by $11.6 million, or 20%, compared to the same period of 2003. Net premiums grew faster than gross premiums primarily as a result of our decision to reinsure fewer premiums and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained to 54% in 2004 from 47% in 2003.

         Approximately $4.2 million in annuity deposits were received during the three months ended June, 30, 2004 compared to $16.2 million during 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income increased by $0.5 million compared to the second quarter of 2003, due to an increase in the segment's invested assets of approximately $82 million, partially offset by an overall decline in investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $7.2 million, or 16%, compared to the second quarter of 2003. The increase is due primarily to the increase in our net retained business as a result of the increase in our net retained new business premium. However, the overall loss ratios for the segment improved to 72% for the second quarter of 2004 from 74% for the second quarter of 2003. The loss ratios for our Medicare supplement/select business improved to 69.4% for the second quarter of 2004 from 70.0% in 2003.

         Interest credited to policyholders increased by $0.4 million, or 22%, compared to the three months ended June 30, 2003 due to the continued increase in annuity balances.

         The increase in deferred acquisition costs in the second quarter of 2004 was approximately $2.0 million more than in the second quarter of 2003. The increase was driven by the increase in new life business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $7.0 million of annualized premium written by the Guarantee Reserve marketing organization. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles.

         Commissions and other operating expenses increased by $7.2 million, or 39%, in the second quarter of 2004 compared to 2003. The following table details the components of commission and other operating expenses:

THREE MONTHS ENDED JUNE 30,                                          2004                2003
---------------------------                                    ----------------     -------------
                                                                         (In thousands)
Commissions                                                    $         19,856     $       20,641
Other operating costs                                                    16,990             14,824
Reinsurance allowances                                                  (11,459)           (17,240)
                                                               ----------------     --------------
Commissions and general expenses, net of allowances            $         25,387     $       18,225
                                                               ================     ==============

         The ratio of commissions to gross premiums decreased to 15.5% during the second quarter of 2004, from 16.8% in 2003, as a result of the growth of the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 13.2% during the second quarter of 2004 compared to 12.1% in 2003, primarily as a result of the Guarantee Reserve business which generally has higher costs of acquisition compared to the segment's other lines of business. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 19.3% during the second quarter of 2004 compared to 26.4% in 2003, primarily due to the reduction in new business ceded and the affects of normal lower commission allowances on a growing base of renewal ceded business.

Six Months ended June 30, 2004 and 2003

         Senior Market Brokerage segment first six months 2004 results increased $0.5 million, or 7%, to $9.0 million compared to 2003.

         REVENUES. Gross direct and assumed premium written increased $11.7 million, or 4.7%, over the first six months of 2003. Medicare supplement/select premiums increased $9.1 million, or 4.2 %, over the first six months of 2003 as a result of continued new sales, rate increases and better than assumed persistency. Senior life insurance premium increased by $4.5 million, or 73%, due to organic growth, as well as the addition of the premium written by the Guarantee Reserve marketing organization. These increases were partially offset by a decrease of $2.1 million, or 29%, in other health, primarily as a result of the normal lapsation of the run-off block of major medical business.

         Net premiums for the first six months of 2004 increased by $34.6 million, or 33%, compared to the same period of 2003. Net premiums grew faster than gross premiums primarily as a result of the recapture of the Transamerica treaties and our decision to reinsure fewer premiums and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained to 53% in 2004 from 42% in 2003.

         Approximately $12.0 million in annuity deposits were received during the six months ended June 30, 2004 compared to $26.5 million during 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

         Net investment income increased by $0.9 million compared to the first six months of 2003, due to an increase in the segment's invested assets of approximately $82 million, partially offset by an overall decline in investment yields.

         BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $22.8 million, or 29%, compared to the first six months of 2003. The increase is due primarily to the increase in our net retained business as a result of the recapture of the Transamerica treaties and the increase in our net retained new business premium. However, the overall loss ratios for the segment improved to 74% for the first six months of 2004 from 76% for the first six months of 2003. The loss ratios for our Medicare supplement/select business improved to 69.8% for the first six months of 2004 from 71.3% in 2003.

         Interest credited to policyholders increased by $0.7 million, or 18%, compared to the six months ended June 30, 2003 due to the continued increase in annuity balances.

         The increase in deferred acquisition costs in the first six months of 2004 was approximately $6.8 million more than in the first six months of 2003. The increase was driven by the increase in new life business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $14.4 million of annualized premium written by the Guarantee Reserve marketing organization. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles.

         Commissions and other operating expenses increased by $18.4 million, or 56%, in the first six months of 2004 compared to 2003. The following table details the components of commission and other operating expenses:



SIX MONTHS ENDED JUNE 30,                                           2004            2003
-------------------------                                      -------------    ------------
                                                                       (In thousands)
Commissions                                                    $      38,692    $     41,546
Other operating costs                                                 34,466          30,298
Reinsurance allowances                                               (21,876)        (38,978)
                                                               -------------    ------------
Commissions and general expenses, net of allowances            $      51,279    $     32,866
                                                               =============    ============

         The ratio of commissions to gross premiums decreased to 14.8% during the first six months of 2004, from 16.6% in 2003, as a result of the growth of the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 13.2% during the first six months of 2004 compared to 12.1% in 2003, primarily as a result of the Guarantee Reserve business which generally has higher costs of acquisition compared to the segment's other lines of business. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 17.8% during the first six months of 2004 compared to 26.8% in 2003, primarily due to the reduction in new business ceded, the recapture of the Transamerica treaties, and the effects of normal lower commission allowances on a growing base of renewal ceded business.

SEGMENT RESULTS - MEDICARE ADVANTAGE

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                               ---------------------------      --------------------------
                                                                  2004             2003            2004            2003
                                                               ----------       ----------      ----------      ----------
                                                                                      (In thousands)
Net premiums                                                   $   11,937       $        -      $   11,937      $        -
Net investment income                                                  21                -              21               -
                                                               ----------       ----------      ----------      ----------
  Total revenue                                                    11,958                -          11,958               -
                                                               ----------       ----------      ----------      ----------
Medical expenses                                                    8,642                -           8,642               -
Amortization of intangible assets                                     266                -             266               -
Commissions and general expenses                                    2,212                -           2,212               -
                                                               ----------       ----------      ----------      ----------
  Total benefits, claims and other deductions                      11,120                -          11,120               -
                                                               ----------       ----------      ----------      ----------
  Segment income                                                      838                -             838               -

Depreciation, amortization and interest                               266                              266
                                                               ----------       ----------      ----------      ----------
Earnings before interest, taxes, depreciation
   and amortization(1)                                         $    1,104       $        -      $    1,104      $        -
                                                               ==========       ==========      ==========      ==========

(1) In addition to segment income, we also evaluate the results of our Medicare Advantage segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company's ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

         The Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare of Texas and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the profits derived from these IPA's.

         The components of the revenues and results for the segment for the one month since acquisition or inception are as follows:

                                                                                SEGMENT
                                                             REVENUES           INCOME
                                                           -----------        ----------
                                                                     (in thousands)
Health Plan                                                $    11,829        $      247
Affiliated IPA's                                                 8,083               579

MSO's and Corporate                                              1,932               303
Private Fee-for Service                                            125              (291)
  Eliminations                                                 (10,011)                -
                                                           -----------        ----------
  Total                                                    $    11,958        $      838
                                                           ===========        ==========

Intrasegment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intrasegment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA's from the Health Plan totalling $8.1 million and Management fees received by the MSO's from the Health Plan and the IPA's totalling $1.9 million.

         Heritage operates a health plan through SelectCare of Texas, LLC ("SelectCare"), a provider sponsored organization ("PSO"). SelectCare is a Medicare Advantage coordinated care plan operating in Beaumont and Houston, Texas, which had 16,100 members as of May 28, 2004 (the date of acquisition) and receives its premiums primarily from CMS. SelectCare makes capitated risk payments to four IPA's in the Houston and Beaumont regions, two of which are affiliated IPAs. In addition, SelectCare retains the risk for certain other types of care, primarily out of area emergency transplants. In the month of June, SelectCare had 16,500 members enrolled, revenues of $11.8 million and had a medical loss ratio of 85.4%.

         Heritage participates in the profits from the two affiliated IPA's that receive capitated payments from SelectCare. During the month of June, the affiliated IPA's managed the care of 13,400 SelectCare members, Heritage earned $0.6 million on the $8.1 million in fees received from SelectCare.

         Heritage owns three MSO's that provide comprehensive management services to SelectCare and its affiliated IPAs as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. During the month of June, these MSO's earned $0.3 million of income on $1.9 million of fees collected.

         Starting in the month of June, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee for service product, a Medicare Advantage program that allows its member to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, American Progressive receives modest premium payments from the members as well. In June, American Progressive had 120 members enrolled, collecting $0.1 million of premium from CMS and the members, and a medical loss ratio of 80%. In addition, American Progressive incurred approximately $0.3 million in start-up expenses.

SEGMENT RESULTS - ADMINISTRATIVE SERVICES

                                                                 THREE MONTHS                      SIX MONTHS
                                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                                             -----------------------          ---------------------
                                                              2004            2003            2004             2003
                                                             -------        --------         ------        --------
                                                                                 (In thousands)
Affiliated Fee Revenue
   Medicare supplement                                       $ 7,079         $ 5,723         $14,281       $11,637
   Long term care                                                712             647           1,405         1,319
   Life insurance                                              1,048             196           2,102           388
   Other                                                         790              88           1,382           169
                                                             -------         -------         -------       -------
   Total Affiliated Revenue                                    9,629           6,654          19,170        13,513
                                                             -------         -------         -------       -------
Unaffiliated Fee Revenue
   Medicare supplement                                         2,164           2,220           4,505         4,406
   Long term care                                              1,518           1,626           2,921         4,366
   Non-insurance products                                        379             450             778           726
   Other                                                         261             521             545         1,266
                                                             -------         -------         -------       -------
   Total Unaffiliated Revenue                                  4,322           4,817           8,749        10,764
                                                             -------         -------         -------       -------
Service fee and other income                                  13,950          11,471          27,919        24,277
Net investment income                                              3              28               6            31
                                                             -------         -------         -------       -------
   Total revenue                                              13,953          11,499          27,925        24,308
                                                             -------         -------         -------       -------
Amortization of present value of future profits                  105              87             209           175
General expenses                                              10,515           8,780          21,229        18,936
                                                             -------         -------         -------       -------
   Total expenses                                             10,620           8,867          21,438        19,111
                                                             -------         -------         -------       -------
   Segment income                                              3,333           2,632           6,487         5,197

Depreciation, amortization and interest                          534             517           1,069           978
                                                             -------         -------         -------       -------
     Earnings before interest, taxes, depreciation
       and amortization                                      $ 3,867         $ 3,149         $ 7,556       $ 6,175
                                                             =======         =======         =======       =======

(1) In addition to segment income, we also evaluate the results of our Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company's ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

         Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $2.9 million in the six months ended June 30, 2004 and $3.5 million in for the same period of 2003. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended June 30, 2004 and 2003

         Administrative Services segment income improved by $0.7 million, or 27%, compared to the second quarter of 2003. This improvement is primarily a result of the growth in premiums managed. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.7 million, or 23%, compared to the second quarter of 2003.

         Administrative Services fee revenue increased by $2.5 million, or 22%, as compared to the second quarter of 2003. Affiliated service fee revenue increased by $2.5 million compared to the second quarter of 2003 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, including Pyramid, for which CHCS began providing service effective January 1, 2004, and fees from the administration of the life insurance products sold by the Guarantee Reserve marketing organization that was acquired in July 2003. Unaffiliated service fee revenue was relatively unchanged from the second quarter of 2003. General expenses for the segment increased by $1.7 million, or 20%, due primarily to the increase in business.

Six months ended June 30, 2004 and 2003

         Administrative Services segment income improved by $1.3 million, or 25%, compared to the first six months of 2003. This improvement is primarily a result of the growth in premiums managed. EBITDA for this segment increased $1.4 million, or 22%, compared to the first six months of 2003.

         Administrative Services fee revenue increased by $3.6 million, or 15%, as compared to the first quarter of 2003. Affiliated service fee revenue increased by $4.9 million compared to the six months of 2003 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, including Pyramid, for which CHCS began providing service, effective January 1, 2004, and fees from the administration of the life insurance products sold by the Guarantee Reserve marketing organization that was acquired in July 2003. Unaffiliated service fee revenue decreased by approximately $1.2 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003. General expenses for the segment increased by $2.3 million, or 12%, due primarily to the increase in business.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the loss from the segment:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                             -----------------------          -----------------------
                                                               2004            2003             2004            2003
                                                             -------         -------          -------         -------
                                                                                 (In thousands)
Interest cost of acquisition financing                       $ 1,762         $ 1,257          $ 3,285         $ 2,073
Early extinguishment of debt                                       -               -                -           1,766
Amortization of capitalized loan origination fees                164             114              287             243
Stock-based compensation expense                                  23              91               46             182
Other parent company expenses, net                               825             782            1,641           1,530
                                                             -------         -------          -------         -------

  Segment loss                                               $ 2,774         $ 2,244          $ 5,259         $ 5,794
                                                             =======         =======          =======         =======

Three Months ended June 30, 2004 and 2003

         The loss from the Corporate segment increased by $0.5 million, or 24%, compared to the second quarter of 2003. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the quarter, relating to the amendment of our credit facility in connection with our acquisition of Heritage, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003. Our combined outstanding debt was $178.7 million at June 30, 2004 compared to $105.0 million at June 30, 2003. The weighted average interest rate on our loan payable decreased to 3.9% in 2004 from 4.3% in 2003. The weighted average interest rate on our other long term debt increased slightly to 6.3% for the six months ended June 30, 2004 and 6.0% for the same period of 2003. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

Six Months ended June 30, 2004 and 2003

         The loss from the Corporate segment decreased by $0.5 million, or 9%, compared to the first six months of 2003. During the first six months of 2003, the segment reported a charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003 that did not recur in 2004. In connection with the acquisition of Pyramid Life, we refinanced our debt. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. Partially offsetting this was an increase in interest costs, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and health plan and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

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

         We believe that our current cash position, the availability of our $15.0 million revolving credit facility, the expected cash flows of our administrative service company and management service organizations (acquired in the acquisition of Heritage) and the surplus note interest payments from American Exchange (as explained below) can support our parent company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Credit Facility, as Amended in May 2004

         In connection with the acquisition of Pyramid Life (see Note 3 - Business Combinations), the Company obtained an $80 million credit facility (the "Credit Agreement") on March 31, 2003 to repay the then existing loan and provide funds for the acquisition of Pyramid Life. The Credit Agreement consisted of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility. The Credit Agreement initially called for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points. Effective March 31, 2004, the spread over LIBOR was reduced to 275 basis points in accordance with the terms of the Credit Agreement. Principal repayments were scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Credit Agreement.

         In accordance with the Credit Agreement, 50% of the net proceeds from the $30 million Trust Preferred securities issued in May 2003 (see Note 11 - Other Long Term Debt) were used to pay down the term loan. In October 2003, $6.0 million of the proceeds from an additional $20 million Trust Preferred offering was used to further reduce the outstanding balance of the term loan. A waiver was requested and received to limit the required repayment from the proceeds of the Trust Preferred offering to $6.0 million. Future scheduled principal payments were reduced as a result of these repayments, primarily in 2006 and 2007. As of the end of the March 31, 2004, the outstanding balance of the term loan was $36.4 million.

         In connection with the acquisition of Heritage on May 28, 2004 (see
Note 3 - Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of June 30, 2004. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $78.9 million due upon maturity on May 28, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc., have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

         The Amended Credit Facility requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, a minimum risk based capital test and a minimum consolidated net worth test. The Amended Credit Facility also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

         The Amended Credit Facility contains customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency and judgment defaults.

         Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise.

         The Company made regularly scheduled principal payments of $3.1 million and paid $1.0 million in interest and fees in connection with its credit facilities during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company made regularly scheduled principal payments of $2.8 million and paid $1.6 million in interest and fees in connection with its credit facilities

         The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, as of June 30, 2004, with the final payment in May 2009:

2004 (Remainder of year)            $       2,625
2005                                        5,250
2006                                        5,250
2007                                        5,250
2008                                        5,250
2009                                       80,063
                                    -------------
                                    $     103,688
                                    =============

         2003 Refinancing of Debt

         In January 2003, the Company made a scheduled principal payment of $2.8 million on its then current credit facility, and in March, 2003 made an additional principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities (see Note 11 - Other Long Term Debt). These payments reduced the outstanding balance on its then current credit facility to $42.9 million, which was repaid on March 31, 2003 from the proceeds of the Credit Agreement obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the then existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

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

         Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of June 30, 2004, as detailed in the following table:

  Maturity                   Amount                                        Spread           Rate as of
    Date                     Issued            Term                      Over LIBOR        June 30, 2004
    ----                 --------------        ----                    --------------      -------------
                         (In thousands)                                (Basis points)
December 2032               $ 15,000       Fixed/Floating                   400(1)             6.7%
March 2033                    10,000       Floating                         400                5.1%
May 2033                      15,000       Floating                         420                5.5%
May 2033                      15,000       Fixed/Floating                   410(2)             7.4%
October 2033                  20,000       Fixed/Floating                   395(3)             7.0%
                            --------
                            $ 75,000
                            ========

     (1) Effective September, 2003, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

     (2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

     (3) Effective April 29, 2004, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expires in October 2008.

         The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate Junior Subordinated Debt of the Company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt during 2003. The balance of the proceeds has been used, in part to fund acquisitions, to provide capital to the Company's insurance subsidiaries to support growth and to be held for general corporate purposes.

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

         The Company paid $2.2 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2004, and paid $0.4 million during the six months ended June 30, 2003.

         Lease Obligations

         We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2004 (Remainder of year)              $ 1,194
2005                                    2,426
2006                                    2,275
2007                                    2,293
2008                                    2,196
Thereafter                              7,337
                                     --------
            Totals                   $ 17,721
                                     ========

         In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessees on approximately 57 properties occupied by our career agents for use as field offices. Our career agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent obligation for these field offices is approximately $905,000.

         Obligations of the Parent Company to Affiliates

         In January 2002, our parent company issued an $18.5 million 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The debenture is scheduled to be repaid in full by the second quarter of 2005. Our parent company repaid principal of $11.6 million through December 31, 2003, reducing the outstanding balance to $6.9 million. During the six months ended June 30, 2004, the parent holding company repaid principal of $1.2 million. Our parent holding company paid $0.3 million in interest on these debentures during the six months ended June 30, 2004 and $0.6 million in the same period of 2003. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

         Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American in 2004, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)'s policy reserves on a U.S. GAAP basis. This dividend was used primarily to fund a portion of the cost of the acquisition of Heritage. During the second quarter of 2004, Penncorp Life (Canada) paid dividends of C$1.8 million (US$1.3 million) relating to net income for the first quarter of 2004. We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during the remainder of 2004.

         Administrative Service Company

         Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $7.6 million for the six months ended June 30, 2004.

         Insurance Subsidiary - Surplus Note

         Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of June 30, 2004, the principal amount of the surplus note was $59.4 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $5.1 million during the six months ended June 30, 2004. Our parent holding company made capital contributions to American Exchange amounting to $3.5 million during the six months ended June 30, 2004. No principal payments were made during the same period of 2003. American Exchange paid $1.3 million in interest on the surplus notes to our holding company during the six months ended June 30, 2004 and, $1.5 million for the same period of 2003. The interest on these debentures is eliminated in consolidation.

         In March 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $4.0 million to American Progressive and $5.0 million to Union Bankers during the six months ended June 30, 2004.

         During the six months ended June 30, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. On March 31, 2003, American Exchange received a capital contribution from its parent in the amount of $26.0 million. American Exchange, in turn, made capital a contribution of $26.0 million to Pennsylvania Life, primarily relating to the acquisition of Pyramid Life.

         Dividend payments by our U.S insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life was able to and did pay ordinary dividends of $10.6 million to American Exchange in March 2004. Pyramid Life is able to pay ordinary dividends of up to $1.5 million to Pennsylvania Life (its direct parent) with prior notice to the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.2 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2004. American Exchange, American Pioneer, American Progressive and Union Bankers had negative earned surplus at June 30, 2004 and are not be able to pay dividends in 2004 without special approval. We do not expect that our other insurance subsidiaries will be able to pay ordinary dividends in 2004.

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

         Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2004 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $31.5 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

         The net yields on our cash and invested assets decreased to 5.0% for the six months ended June 30, 2004 from 5.4% in the same period of 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

         Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2004, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $122.2 million at June 30, 2004 and $110.5 million at June 30, 2003. Statutory net income for the six months ended June 30, 2004 was $3.8 million, which included net realized gains of $0.1 million, and for the six months ended June 30, 2003 was $5.1 million, which included net realized gains of $0.4 million.

         Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$58.8 million (US$43.6 million) as of June 30, 2004 and were C$59.8 million (US$44.4 million) as of June 30, 2003. Net income based on Canadian generally accepted accounting principles was C$4.4 million (US$3.3 million) for the six months ended June 30, 2004 and was C$4.1 million (US$2.8 million) for the six months ended June 30, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at June 30, 2004.

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

         As of June 30, 2004, 99.3% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of June 30, 2004. During the six months ended June 30, 2004, we did not write down the value of any fixed maturity securities. During the six months ended June 30, 2003, we wrote down the value of certain fixed maturity securities by $0.2 million. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

         As of June 30, 2004, our insurance company subsidiaries held cash and cash equivalents totaling $81.4 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion.

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

         The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2004, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $68.5 million and a 200 basis point increase in market interest rates would result in $134.6 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $74.3 million and a 200 basis point decrease in market interest rates would result in a $151.9 million increase.

         Debt

         We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate ("LIBOR") for one, two or three months. Due to the variable interest rate for this loan, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps.

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

         The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of June 30, 2004, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the six months ended June 30, 2004.

                                                                 Effect of Change in LIBOR on Pre-tax Income for
                                                                       the six months ended June 30, 2004
                                                                 -----------------------------------------------
                                Weighted       Weighted
                                 Average        Average       200 Basis      100 Basis     100 Basis     200 Basis
 Description of Floating        Interest        Balance         Point          Point         Point         Point
        Rate Debt                 Rate        Outstanding      Decrease      Decrease      Increase      Increase
        ---------                 ----        -----------      --------      --------      --------      --------
                                                                        (in millions)
Loan Payable                     4.00%          $48.2          $0.5          $     0.3     $     (0.3)   $     (0.5)
Other long term debt             5.34%          $25.0           0.2                0.1           (0.1)         (0.2)
                                                               ----          ---------     ----------    ----------
Total                                                          $0.7          $     0.4     $     (0.4)   $     (0.7)
                                                               ====          =========     ==========    ==========

         We anticipate that the weighted average balance outstanding of our floating rate loan payable will increase to $75.8 million for the year ending December 31, 2004, as a result of the amendment of our credit agreement in connection with the acquisition of Heritage.

         As noted above, we have fixed the interest rate on $50 million of our $178.7 million of total debt outstanding, leaving $128.7 million of the debt exposed to rising interest rates. To mitigate the negative impact of rising interest rates on our debt, as of June 30, 2004 we have approximately $85.1 million of cash, $26.1 million in short duration floating rate investment securities and $24.1 million of fixed income securities maturing by December 31, 2004 totaling $135.3 million, all of which will be positively impacted by rising interest rates.

         Currency Exchange Rate Sensitivity

         Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the six months ended June 30, 2004, approximately 11% of our assets, 10% of our revenues, excluding realized gains, and 14% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the six months ended June 30, 2003, approximately 13% of our assets, 13% of our revenues, excluding realized gains, and 22% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

         We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

         A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the six months ended June 30, 2004, would have resulted in a decrease in our income before realized gains and taxes of approximately $0.5 million for the six months ended June 30, 2004 and a decrease in our shareholders' equity of approximately $2.6 million at June 30, 2004. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $0.6 million for the six months ended June 30, 2004 and an increase in shareholders' equity of approximately $3.1 million at June 30, 2004. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

         The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2004.

         Change in Internal Control Over Financial Reporting

         There has been no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange
Act) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Repurchases

                                                          (c)Total Number    ((d) Maximum Number of
                           (a) Total                         of Shares        Shares (or Approximate
                           Number of                     Purchased as Part       Dollar Value) of
                             Shares       (b) Average       of Publicly       Shares That May Yet Be
                          Repurchased      Price Paid     Announced Plans       Purchased Under the
        Period                (1)          Per Share        or Programs          Plans or Programs
-----------------------   -------------   -------------  -------------------  ------------------------
April 2004                     95          $ 11.69               95                   715,554
May 2004                      160          $ 10.89              160                   715,394
June 2004                   1,676            11.47            1,676                   713,718

          (1) All shares were purchased in private transactions.

Sales of Securities not registered under the Securities Act

During the Company's fiscal quarter ended June 30, 2004, the Company issued shares of its Common Stock on the dates and in the amounts set forth below to employees, as annual stock awards for performance rendered to the Company pursuant to the Company's 1998 Incentive Compensation Plan. Each of these shares was reissued from the Company's treasury stock. No proceeds were received by the Company in connection with the issuance of such shares. Each of these issuances was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The issuances did not involve any public offering and each employee received shares which were legended to indicate that such shares are not registered under the Securities Act and can not be transferred in the absence of such a registration or an exemption from registration. These share vest ratably over a four year period. Each employee who received such shares is a member of the Company's management.

 DATE OF                       NUMBER
ISSUANCE                     OF SHARES
--------                     ---------
April 15, 2004               79,132

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The annual meeting of the stockholders of Universal American Financial Corp. was held on May 26, 2004.

         b.       All proposals were approved.

         c.       All director nominees were elected.

         d. Certain matters voted upon at the meeting and votes cast with respect to such matters are as follows:

                  Our shareholders voted on a proposal to amend our certificate of incorporation to increase the authorized shares of common stock from 80,000,000 to 100,000,000.

   FOR*                    BROKER NON-VOTES        AGAINST        ABSTAIN
40,225,890                 6,145,074               1,150,561      5,403

                  Our shareholders voted on a proposal to increase the number of shares of common stock issuable under our 1998 Incentive Compensation Plan by 2,500,000 shares.

   FOR                     BROKER NON-VOTES        AGAINST        ABSTAIN
35,752,196                 6,145,074               5,161,583      468,076

ELECTION OF DIRECTORS:

                                         VOTES            VOTES
      DIRECTOR                          RECEIVED         WITHHELD
Richard A. Barasch                     46,281,539       1,245,390
Bradley E. Cooper                      47,463,909          63,020
Mark M. Harmeling                      47,167,262         359,667
Bertram Harnett                        46,578,672         948,257
Linda H. Lamel                         47,167,019         359,910
Eric W. Leathers                       47,459,315          62,777
Patrick J. McLaughlin                  47,167,262         359,667
Robert A. Spass                        47,464,152          62,777
Robert F. Wright                       47,167,262         359,667

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

3        Certificate of Amendment, dated June 7, 2004, to the Company's
         Restated Certificate of Incorporation

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

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K during the quarter ended June 30, 2004

                  1. Form 8-K filed on May 7, 2004 regarding the press release announcing results of operations and financial condition for the period ended March 31, 2004.

                  2. Form 8-K filed on June 1, 2004 regarding the press release announcing the completion of the acquisition of Heritage Health Systems, Inc. and the amended and restated credit agreement dated as of May 28, 2004.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNIVERSAL AMERICAN FINANCIAL CORP.

                                              By:  /s/ Robert A. Waegelein
                                                   ----------------------------
                                                   Robert A. Waegelein
                                                   Executive Vice President and
                                                   Chief Financial Officer

Date:  August 9, 2004