Form 10-Q
period 2004-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2004-11-09
CIK 709878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM        TO

                           COMMISSION FILE NO. 0-11321
                           ---------------------------

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                       11-2580136
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   SIX INTERNATIONAL DRIVE, SUITE 190                              10573
          RYE BROOK, NEW YORK                                   (Zip code)
(Address of principal executive offices)

                                 (914) 934-5200
              (Registrant's telephone number, including area code)
                           ---------------------------

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

      The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 29, 2004 was 55,264,918.

================================================================================

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                    Page No.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                    3
         Consolidated Statements of Operations - Three Months                                           4
         Consolidated Statements of Operations - Nine Months                                            5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                       6
         Consolidated Statements of Cash Flows                                                          7
         Notes to Consolidated Financial Statements                                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         24

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                        53

Item 4.  Controls and Procedures                                                                       55

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             55

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities              56

Item 3.  Defaults Upon Senior Securities                                                               56

Item 4.  Submission of Matters to a Vote of Security Holders                                           56

Item 5.  Other Information                                                                             56

Item 6.  Exhibits                                                                                      56

Signatures                                                                                             57

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                  2004         2003
                                                                             -------------  -----------
                                                                                   (In thousands)
ASSETS

Investments (Note 7):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2004, $1,081,121; 2003, $1,081,954)                     $   1,135,382  $ 1,141,392
  Equity securities, at fair value (cost: 2004, $748; 2003, $1,481)                    753        1,507
  Policy loans                                                                      24,810       25,502
  Other invested assets                                                              1,167        1,583
                                                                             -------------  -----------
    Total investments                                                            1,162,112    1,169,984

Cash and cash equivalents                                                          163,696      116,524
Accrued investment income                                                           12,875       14,476
Deferred policy acquisition costs                                                  193,915      143,711
Amounts due from reinsurers                                                        211,728      219,182
Due and unpaid premiums                                                              9,570        7,433
Deferred income tax asset                                                                -       15,757
Present value of future profits and other amortizing intangible assets              62,736       44,047
Goodwill and other indefinite lived intangible assets (Note 4)                      76,711       13,117
Income taxes receivable                                                                 95            -
Receivable for securities sold                                                      22,668        1,000
Other assets                                                                        44,396       35,717
                                                                             -------------  -----------
    Total assets                                                             $   1,960,502  $ 1,780,948
                                                                             =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                $     461,207  $   419,685
Reserves for future policy benefits                                                737,603      722,466
Policy and contract claims - life                                                    9,164        8,672
Policy and contract claims - health                                                110,393      100,232
Loan payable (Note 10)                                                             102,375       38,172
Other long term debt (Note 11)                                                      75,000       75,000
Amounts due to reinsurers                                                            5,727        6,779
Income taxes payable                                                                     -       12,489
Deferred income tax liability                                                          639            -
Other liabilities                                                                   62,724       51,715
                                                                             -------------  -----------
    Total liabilities                                                            1,564,832    1,435,210
                                                                             -------------  -----------
STOCKHOLDERS' EQUITY (Note 9)

Common stock (Authorized: 100 million shares, issued:
  2004, 55.1 million shares; 2003, 54.1 million shares)                                551          541
Additional paid-in capital                                                         168,805      164,355
Accumulated other comprehensive income                                              38,351       39,774
Retained earnings                                                                  188,926      142,458
Less:  Treasury stock (2004, 0.1 million shares; 2003, 0.2 million shares)            (963)      (1,390)
                                                                             -------------  -----------
    Total stockholders' equity                                                     395,670      345,738
                                                                             -------------  -----------
    Total liabilities and stockholders' equity                               $   1,960,502  $ 1,780,948
                                                                             =============  ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              THREE MONTHS ENDED SEPTEMBER 30,                    2004                      2003
- ---------------------------------------------------------   ----------------           ---------------
                                                           (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned             $        231,971          $        182,016
   Reinsurance premiums assumed                                        8,851                     6,190
   Reinsurance premiums ceded                                        (62,746)                  (66,686)
                                                            ----------------           ---------------
         Net premiums and policyholder fees earned                   178,076                   121,520

   Net investment income                                              16,475                    15,078
   Realized gains on investments                                       5,485                       582
   Fee and other income                                                3,685                     2,623
                                                            ----------------           ---------------
          Total revenues                                             203,721                   139,803
                                                            ----------------           ---------------
Benefits, claims and expenses:
   Net change in future policy benefits                                2,537                     8,045
   Net claims and other benefits                                     119,281                    74,210
   Interest credited to policyholders                                  4,737                     4,264
   Net increase in deferred acquisition costs                        (16,304)                  (15,097)
   Amortization of present value of future profits                     1,816                     1,051
   Commissions                                                        35,413                    35,736
   Commission and expense allowances on reinsurance ceded            (12,952)                  (15,755)
   Interest expense                                                    2,234                     1,327
   Other operating costs and expenses                                 37,641                    28,325
                                                            ----------------           ---------------
          Total benefits, claims and expenses                        174,403                   122,106
                                                            ----------------           ---------------
Income before taxes                                                   29,318                    17,697
Income tax expense                                                     9,776                     6,281
                                                            ----------------           ---------------
Net income                                                  $         19,542          $         11,416
                                                            ================          ================
Earnings per common share:
  Basic                                                     $           0.36          $           0.21
                                                            ================          ================
  Diluted                                                   $           0.34          $           0.21
                                                            ================          ================

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               NINE MONTHS ENDED SEPTEMBER 30,                    2004                      2003
- ---------------------------------------------------------   ----------------           ---------------
                                                           (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)
Revenues:
   Direct premiums and policyholder fees earned             $        624,276           $       516,542
   Reinsurance premiums assumed                                       27,170                    18,928
   Reinsurance premiums ceded                                       (190,682)                 (216,112)
                                                            ----------------           ---------------
         Net premiums and policyholder fees earned                   460,764                   319,358

   Net investment income                                              48,636                    44,888
   Realized gains on investments                                       9,286                     1,878
   Fee and other income                                               10,080                     9,701
                                                            ----------------           ---------------
          Total revenues                                             528,766                   375,825
                                                            ----------------           ---------------
Benefits, claims and expenses:
   Net change in future policy benefits                               10,400                    14,738
   Net claims and other benefits                                     305,573                   206,534
   Interest credited to policyholders                                 13,215                    11,120
   Net increase in deferred acquisition costs                        (47,527)                  (34,405)
   Amortization of present value of future profits                     3,687                     2,246
   Commissions                                                       103,626                   100,847
   Commission and expense allowances on reinsurance ceded            (36,215)                  (56,176)
   Interest expense                                                    5,519                     3,400
   Early extinguishment of debt (Note 10)                                  -                     1,766
   Other operating costs and expenses                                100,060                    79,762
                                                            ----------------           ---------------
          Total benefits, claims and expenses                        458,338                   329,832
                                                            ----------------           ---------------
Income before taxes                                                   70,428                    45,993
Income tax expense                                                    23,960                    16,029
                                                            ----------------           ---------------
Net income                                                  $         46,468           $        29,964
                                                            ================           ===============
Earnings per common share:
  Basic                                                     $           0.85           $          0.56
                                                            ================           ===============
  Diluted                                                   $           0.82           $          0.55
                                                            ================           ===============

            See notes to unaudited consolidated financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            ACCUMULATED
                                              ADDITIONAL       OTHER
                                    COMMON     PAID-IN     COMPREHENSIVE    RETAINED    TREASURY
 NINE MONTHS ENDED SEPTEMBER 30,    STOCK      CAPITAL     INCOME (LOSS)    EARNINGS     STOCK        TOTAL
- --------------------------------    ------    ----------   -------------    --------    --------    ----------
                                                              (In thousands)
              2003
Balance, January 1, 2003            $  532    $  158,264   $      29,887    $ 99,406    $ (1,320)   $  286,769
Net income                               -             -               -      29,964           -        29,964
Other comprehensive income
   (Note 8)                              -             -          13,084           -           -        13,084
                                                                                                    ----------
Comprehensive income                                                                                    43,048
                                                                                                    ----------
Issuance of common stock (Note 9)        9         4,190               -           -           -         4,199
Stock-based compensation                 -           900               -           -           -           900
Loans to officers                                    653               -           -           -           653
Treasury shares purchased, at
  cost (Note 9)                          -             -               -           -        (477)         (477)
Treasury shares reissued (Note 9)        -            17               -           -       1,043         1,060
                                    ------    ----------   -------------    --------    --------    ----------
Balance, September 30, 2003         $  541    $  164,024   $      42,971    $129,370    $   (754)   $  336,152
                                    ======    ==========   =============    ========    ========    ==========

              2004
Balance, January 1, 2004            $  541    $  164,355   $      39,774    $142,458    $ (1,390)   $  345,738
Net income                               -             -               -      46,468           -        46,468
Other comprehensive income
   (Note 8)                              -             -          (1,423)          -           -        (1,423)
                                                                                                    ----------
Comprehensive income                                                                                    45,045
                                                                                                    ----------
Issuance of common stock (Note 9)       10         3,705               -           -           -         3,715
Stock-based compensation                 -           415               -           -           -           415
Loans to officers                                     76               -           -           -            76
Treasury shares purchased, at
  cost (Note 9)                          -             -               -           -        (319)         (319)
Treasury shares reissued (Note 9)        -           254               -           -         746         1,000
                                    ------    ----------   -------------    --------    --------    ----------
Balance, September 30, 2004         $  551    $  168,805   $      38,351    $188,926    $   (963)   $  395,670
                                    ======    ==========   =============    ========    ========    ==========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                                        2004         2003
- ---------------------------------------------------------------------------------   ---------    ---------
                                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                                          $  46,468    $  29,964
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combinations):
  Deferred income taxes                                                                18,595       13,081
  Change in reserves for future policy benefits                                        10,005       11,746
  Change in policy and contract claims                                                 (4,795)        (682)
  Change in deferred policy acquisition costs                                         (47,527)     (34,405)
  Amortization of present value of future profits and other intangibles                 3,687        2,246
  Net accretion of bond discount                                                       (2,612)      (2,613)
  Amortization of capitalized loan origination fees                                       507        2,119
  Change in policy loans                                                                  693          (34)
  Change in accrued investment income                                                   1,601         (615)
  Change in reinsurance balances                                                        6,302       12,640
  Realized gains on investments                                                        (9,286)      (1,878)
  Change in income taxes payable                                                      (12,584)      (1,493)
  Other, net                                                                               97        2,474
                                                                                    ---------    ---------
Net cash provided by operating activities                                              11,151       32,550
                                                                                    ---------    ---------
Cash flows from investing activities:

  Proceeds from sale or redemption of fixed maturities                                265,531      221,808
  Cost of fixed maturities purchased                                                 (247,243)    (286,771)
  Proceeds from sale of equity securities                                                 733        2,104
  Cost of equity securities purchased                                                       -         (697)
  Change in other invested assets                                                         551            6
  Change in due from / to broker                                                      (21,666)      (1,404)
  Purchase of business, net of cash acquired (Note 3)                                 (65,961)     (58,940)
  Other investing activities                                                           (3,011)        (861)
                                                                                    ---------    ---------
Net cash used by investing activities                                                 (71,066)    (124,755)
                                                                                    ---------    ---------
Cash flows from financing activities:

  Net proceeds from issuance of common stock                                            3,790        4,852
  Cost of treasury stock purchases                                                       (319)        (477)
  Change in policyholder account balances                                              41,522       87,680
  Change in reinsurance on policyholder account balances                                  (34)         827
  Principal repayment on loan payable                                                  (4,391)      (6,887)
  Early extinguishment of debt (Note 10)                                                    -      (62,950)
  Issuance of new debt (Note 10)                                                       66,519       65,000
  Issuance of trust preferred securities (Note 11)                                          -       40,000
                                                                                    ---------    ---------
Net cash provided by financing activities                                             107,087      128,045
                                                                                    ---------    ---------
Net increase in cash and cash equivalents                                              47,172       35,840

Cash and cash equivalents at beginning of period                                      116,524       36,754
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $ 163,696    $  72,594
                                                                                    =========    =========
Supplemental cash flow information:
  Cash paid during the period for interest                                          $   5,449    $   3,497
                                                                                    =========    =========
  Cash paid during the period for income taxes                                      $  17,207    $   4,061
                                                                                    =========    =========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), The Pyramid Life Insurance Company ("Pyramid Life"), Heritage Health Systems, Inc., including SelectCare of Texas, L.L.C. (collectively "Heritage") and CHCS Services, Inc. ("CHCS").

      Pyramid Life was acquired on March 31, 2003 and Heritage was acquired on May 28, 2004. Operating results for these entities prior to the date of their respective acquisitions are not included in Universal American's consolidated results of operations.

      Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plan in the northeastern portion of the United States. CHCS, the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

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

      In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other variable interest entities ("VIEs"). Although early adoption was permitted, the Company adopted FIN 46R in the first quarter of 2004. The adoption of FIN 46R resulted in the deconsolidation of the VIEs that issued mandatorily redeemable preferred securities of a subsidiary trust ("trust preferred securities"). The sole assets of the VIEs are junior subordinated debentures issued by the Company with repayment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company's balance sheet as "company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures". The dividends on the trust preferred securities were reported as interest expense. As a result of the deconsolidation, the liability for the junior subordinated debentures issued by the Company to the subsidiary trusts are reported as a separate liability in the Company's balance sheet as "other long term debt". See Note 11 - Other Long Term Debt for a description of the trust preferred securities.

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

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------   -----------------
                                         2004      2003      2004      2003
                                       --------   -------   -------   -------
                                      (In thousands, except per share amounts)
Reported net income                    $ 19,542   $11,416   $46,468   $29,964
Add back:  Stock-based
  compensation expense included in
  reported net income, net of tax           271       409       333     1,101
Less:  Stock based compensation
  expense determined under fair
  value based method for all
  awards, net of tax                       (754)     (797)   (1,412)   (2,104)
                                       --------   -------   -------   -------
Pro forma net income                   $ 19,059   $11,028   $45,389   $28,961
                                       ========   =======   =======   =======
Net income per share:
  Basic, as reported                   $   0.36   $  0.21   $  0.85   $  0.56
  Basic, pro forma                     $   0.35   $  0.21   $  0.83   $  0.54

  Diluted, as reported                 $   0.34   $  0.21   $  0.82   $  0.55
  Diluted, pro forma                   $   0.34   $  0.20   $  0.80   $  0.53

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

      In September 2004, the FASB staff issued clarifying guidance for comment in FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'", (FSP 03-1-a) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 in order to reconsider certain aspects of the consensus as well as the implementation guidance included in FSP 03-1-a. The disclosure guidance in paragraphs 21 and 22 of the standard remains effective.

      The ultimate impact the adoption of EITF 03-1 will have on the Company's consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of September 30, 2004, the Company had $3.9 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management's intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

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

      Acquisition of Heritage Health Systems, Inc.

      On May 28, 2004, the Company acquired 100% of the outstanding common stock of Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. Founded in 1995, Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, L.L.C. ("SelectCare") a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the net results derived from these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 10 - Loan Payable) and $33.1 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements.

      On the acquisition date, the fair value of net tangible assets of Heritage amounted to $21.2 million. The excess of the purchase price over the fair value of net tangible assets acquired was $78.4 million. As of May 28, 2004, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $14.6 million was assigned to amortizing intangible assets, including $12.1 million, net of deferred income taxes of $6.5 million, which was assigned to the value of the membership in force, and was determined to have a weighted average life of 6 years and $2.5 million, net of deferred taxes of $1.3 million which was assigned to the IPA's, which were determined to have a weighted average lives of between 6 and 13 years. Approximately $5.8 million was allocated to non-amortizing intangible assets, including $5.1 million assigned to the value of trademarks and $0.7 million assigned to the value of Heritage's licenses. Each of these items was determined to have indefinite lives. The balance of $57.8 million was assigned to goodwill.

      The consolidated pro forma results of operations, assuming that Pyramid Life and Heritage were purchased on January 1, 2004 and 2003 is as follows:

                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                  -------------------------------       -------------------------------
                                      2004               2003               2004               2003
                                  -----------        ------------       ------------       ------------
                                                (In thousands, except per share amounts)
Total revenue                     $   203,721        $    171,956       $    586,354       $    501,667
Income before taxes (1)           $    29,318        $     18,671       $     75,116       $     49,616
Net income (1)                    $    19,542        $     11,764       $     49,515       $     32,024
Earnings per common share:
    Basic                         $      0.36        $       0.22       $       0.91       $       0.60
    Diluted (1)                   $      0.34        $       0.21       $       0.88       $       0.58

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

4. INTANGIBLE ASSETS

      The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                             SEPTEMBER 30, 2004              DECEMBER 31, 2003
                                       -----------------------------   -----------------------------
                                       GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                           AMOUNT       AMORTIZATION        AMOUNT      AMORTIZATION
                                       --------------   ------------   --------------   ------------
                                                              (In thousands)
Present value of future profits:
  Career Agency                           $20,208         $ 3,212         $20,208         $ 1,784
  Senior Market Brokerage                   2,391           1,182           2,391             974
  Medicare Advantage                       18,554           1,031               -               -
  Administrative Services                   7,671           6,969           7,672           6,770
Value of future override fees               1,797             134           1,820              20
Value of IPAs                               3,846             155               -               -
Distribution Channel - Career Agency       22,055           1,103          22,055             551
                                          -------         -------         -------         -------
     Total                                $76,522         $13,786         $54,146         $10,099
                                          =======         =======         =======         =======

      The following table shows the changes in the present value of future profits and other amortizing intangible assets.

Nine months ended September 30,     2004        2003
- -------------------------------   --------    --------
                                     (In thousands)
Balance, beginning of year        $ 44,047    $  2,986
  Additions and adjustments         22,376      44,061
  Amortization, net of interest     (3,687)     (2,246)
                                  --------    --------
Balance, end of period            $ 62,736    $ 44,801
                                  ========    ========

      Estimated future net amortization expense (in thousands) for the succeeding five years is as follows:

2004 (Remainder of year)      $ 1,784
2005                            6,868
2006                            6,776
2007                            6,616
2008                            6,246
Thereafter                     34,446
                              -------
   Total                      $62,736
                              =======

      The carrying amounts of goodwill and intangible assets with indefinite lives are shown below.

                          September 30,   December 31,
                               2004           2003
                          -------------   ------------
                                 (In thousands)
Career Agency             $       4,867   $      4,867
Senior Market Brokerage           3,893          3,893
Medicare Advantage               63,594              -
Administrative Services           4,357          4,357
                          -------------   ------------
   Total                  $      76,711   $     13,117
                          =============   ============

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

6. EARNINGS PER SHARE

      The reconciliation of the numerators and the denominators of the basic and diluted earnings per share is as follows:

                                                INCOME          SHARES        PER SHARE
  THREE MONTHS ENDED SEPTEMBER 30, 2004       (NUMERATOR)    (DENOMINATOR)      AMOUNT
- ------------------------------------------    ----------     ------------     ---------
                                             (In thousands, other than per share amounts)
Weighted average common stock outstanding                          54,960
   Less:  Weighted average treasury shares                           (133)
                                                             ------------
Basic earnings per share                      $   19,542           54,827     $    0.36
                                              ==========                      =========
   Effect of Dilutive Securities                                    1,897
                                                             ------------
Diluted earnings per share                    $   19,542           56,724     $    0.34
                                              ==========     ============     =========

                                                INCOME          SHARES        PER SHARE
  THREE MONTHS ENDED SEPTEMBER 30, 2003       (NUMERATOR)    (DENOMINATOR)      AMOUNT
- ------------------------------------------    ----------     ------------     ---------
                                             (In thousands, other than per share amounts)
Weighted average common stock outstanding                          53,837
   Less:  weighted average treasury shares                           (103)
                                                             ------------
Basic earnings per share                      $   11,416           53,734     $    0.21
                                              ==========                      =========
   Effect of Dilutive Securities                                    1,598
                                                             ------------
Diluted earnings per share                    $   11,416           55,332     $    0.21
                                              ==========     ============     =========

                                                INCOME          SHARES        PER SHARE
   NINE MONTHS ENDED SEPTEMBER 30, 2004       (NUMERATOR)    (DENOMINATOR)      AMOUNT
- ------------------------------------------    ----------     ------------     ---------
                                            (In thousands, other than per share amounts)
Weighted average common stock outstanding                          54,619
   Less:  weighted average treasury shares                           (162)
                                                             ------------
Basic earnings per share                      $   46,468           54,457     $    0.85
                                              ==========                      =========
   Effect of Dilutive Securities                                    1,968
                                                             ------------
Diluted earnings per share                    $   46,468           56,425     $    0.82
                                              ==========     ============     =========

                                                INCOME          SHARES        PER SHARE
   NINE MONTHS ENDED SEPTEMBER 30, 2003       (NUMERATOR)    (DENOMINATOR)     AMOUNT
- ------------------------------------------    ----------     ------------     ---------
                                            (In thousands, other than per share amounts)
Weighted average common stock outstanding                          53,521
   Less:  weighted average treasury shares                           (150)
                                                             ------------
Basic earnings per share                      $   29,964           53,371     $    0.56
                                              ==========                      =========
   Effect of Dilutive Securities                                    1,386
                                                             ------------
Diluted earnings per share                    $   29,964           54,757     $    0.55
                                              ==========     ============     =========

7. INVESTMENTS

      Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

                                                         GROSS          GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED       FAIR
           CLASSIFICATION                   COST         GAINS         LOSSES         VALUE
- -------------------------------------    ----------    ----------    ----------    ----------
                                                            (In thousands)
SEPTEMBER 30, 2004
US Treasury securities
  and obligations of US government       $   75,075    $      716    $     (177)   $   75,614
Corporate debt securities                   487,642        30,969        (2,751)      515,860
Foreign debt securities (1)                 213,467        19,274          (300)      232,441
Mortgage- and asset-backed securities       304,937         7,180          (650)      311,467
                                         ----------    ----------    ----------    ----------
                                         $1,081,121    $   58,139    $   (3,878)   $1,135,382
                                         ==========    ==========    ==========    ==========
DECEMBER 31, 2003
US Treasury securities
  and obligations of US government       $   74,187    $      695    $     (219)   $   74,663
Corporate debt securities                   544,744        36,892        (4,988)      576,648
Foreign debt securities (1)                 218,011        19,041          (118)      236,934
Mortgage- and asset-backed securities       245,012         8,711          (576)      253,147
                                         ----------    ----------    ----------    ----------
                                         $1,081,954    $   65,339    $   (5,901)   $1,141,392
                                         ==========    ==========    ==========    ==========

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

      The amortized cost and fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           SEPTEMBER 30, 2004
                                           ------------------
                                          AMORTIZED      FAIR
                                            COST        VALUE
                                         -----------  ----------
                                              (In thousands)
Due in 1 year or less                    $    26,718  $   26,920
Due after 1 year through 5 years             182,178     194,435
Due after 5 years through 10 years           322,536     343,431
Due after 10 years                           244,752     259,128
Mortgage - and asset-backed securities       304,937     311,468
                                         -----------  ----------
                                         $ 1,081,121  $1,135,382
                                         ===========  ==========

      During the nine months ended September 30, 2004, the Company did not write down the value of any fixed maturity securities. During the nine months ended September 30, 2003, the Company wrote down the value of certain fixed maturity securities by $0.5 million. These write downs represent management's estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statement of operations.

8. COMPREHENSIVE INCOME

      The components of other comprehensive income and the related tax effects for each component are as follows:

                                                    2004                                2003
                                      --------------------------------    --------------------------------
                                      GROSS OF                 NET OF     GROSS OF                 NET OF
 THREE MONTHS ENDED SEPTEMBER 30,       TAX       TAX EFFECT     TAX        TAX       TAX EFFECT     TAX
- -----------------------------------   --------    ----------  --------    --------    ----------   -------
                                                                  (In thousands)
Net unrealized gain (loss)arising
   during the year (net of deferred
   acquisition cost adjustment)       $ 31,216    $   10,926  $ 20,290    $(12,635)   $   (4,421)  $(8,214)
Less:  Reclassification adjustment
   for gains included in net income     (5,485)       (1,920)   (3,565)       (582)         (204)     (378)
                                      --------    ----------  --------    --------    ----------   -------
Net unrealized gains (losses)           25,731         9,006    16,725     (13,217)       (4,625)   (8,592)

Cash flow hedge                           (594)         (208)     (386)          -             -         -
Currency translation adjustments         2,360           826     1,534        (459)         (161)     (298)
                                      --------    ----------  --------    --------    ----------   -------
Other comprehensive income (loss)     $ 27,497    $    9,624  $ 17,873    $(13,676)   $   (4,786)  $(8,890)
                                      ========    ==========  ========    ========    ==========   =======

                                                     2004                                 2003
                                       ---------------------------------    ---------------------------------
                                       GROSS OF                  NET OF     GROSS OF                  NET OF
   NINE MONTHS ENDED SEPTEMBER 30,       TAX       TAX EFFECT      TAX        TAX       TAX EFFECT     TAX
- ------------------------------------   -------     ----------    -------    --------    ----------   --------
                                                                  (In thousands)
Net unrealized gain (loss) arising
   during the year (net  of deferred
   acquisition cost adjustment)        $  5,999    $    2,100    $ 3,899    $ 14,888    $    5,207   $  9,681
Less:  Reclassification adjustment
   for gains included in net income      (9,286)       (3,250)    (6,036)     (1,878)         (657)    (1,221)
                                       --------    ----------    -------    --------    ----------   --------
Net unrealized gains (losses)            (3,287)       (1,150)    (2,137)     13,010         4,550      8,460

Cash flow hedge                             351           123        228           -             -          -
Currency translation adjustments            747           261        486       7,114         2,490      4,624
                                       --------    ----------    -------    --------    ----------   --------
Other comprehensive income (loss)      $ (2,189)   $     (766)   $(1,423)   $ 20,124    $    7,040   $ 13,084
                                       ========    ==========    =======    ========    ==========   ========

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

      Changes in the number of shares of common stock issued were as follows:

            NINE MONTHS ENDED SEPTEMBER 30,                        2004              2003
- --------------------------------------------------------        ----------        ----------
Common stock issued, beginning of year                          54,111,923        53,184,381
Stock options exercised                                          1,001,074           368,867
Stock issued in connection with acquisition                              -           147,711
Agent stock award                                                        -            31,770
Stock purchases pursuant to agents' stock purchase plans            11,977           352,039
                                                                ----------        ----------
Common stock issued, end of period                              55,124,974        54,084,768
                                                                ==========        ==========

      Treasury Stock

      The Board approved a plan to repurchase up to 1.5 million shares of Company stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

                                                2004                             2003
                                    -----------------------------    -----------------------------
                                                         WEIGHTED                         WEIGHTED
                                                         AVERAGE                          AVERAGE
                                                         COST PER                         COST PER
NINE MONTHS ENDED SEPTEMBER 30,     SHARES     AMOUNT     SHARE       SHARES    AMOUNT     SHARE
- -------------------------------     ------     ------    --------     ------    ------    --------
                                           (In thousands)                   (In thousands)
Treasury stock beginning of year    192,863    $1,390    $   7.21     241,076   $1,320    $   5.48
Shares repurchased                   30,448       319       10.49      72,978      477        6.54
Shares distributed in the form of
    employee bonuses                (98,851)     (746)      10.12    (189,931)  (1,043)       5.58
                                    -------    ------                --------   ------
Treasury stock, end of period       124,460       963    $   7.74     124,123   $  754    $   6.08
                                    =======    ======                ========   ======

      Through September 30, 2004, the Company had repurchased 790,638 shares at an aggregate cost of $4.4 million. As of September 30, 2004, 709,362 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are as follows:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2004             2003
                                              ------------     ------------
                                                      (in thousands)
Net unrealized appreciation on investments    $     54,266     $     59,464
Deferred acquisition cost adjustment                (3,074)          (4,985)
Foreign currency translation gains (losses)          7,263            6,516
Fair value of cash flow swap                           547              196
Deferred income taxes on the above                 (20,651)         (21,417)
                                              ------------     ------------
     Accumulated other comprehensive income   $     38,351     $     39,774
                                              ============     ============

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

      In connection with the acquisition of Heritage on May 28, 2004 (see Note 3
- - Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of September 30, 2004. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective November 1, 2004, the interest rate on the term loan is 4.3%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

      The Company made regularly scheduled principal payments of $4.4 million and paid $2.0 million in interest and fees in connection with its credit facilities during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company made regularly scheduled principal payments of $6.9 million and paid $2.3 million in interest and fees in connection with its credit facilities.

      The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, as of September 30, 2004, with the final payment in May 2009:

2004 (Remainder of year)            $   1,312
2005                                    5,250
2006                                    5,250
2007                                    5,250
2008                                    5,250
2009                                   80,063
                                    ---------
                                    $ 102,375
                                    =========

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

      Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of September 30, 2004, as detailed in the following table:

                      Amount                               Spread              Rate as of
Maturity Date         Issued             Term            Over LIBOR        September 30, 2004
- -------------     --------------    --------------     --------------      ------------------
                  (In thousands)                       (Basis points)
December 2032        $ 15,000       Fixed/Floating          400(1)                6.7%
March 2033             10,000       Floating                400                   5.6%
May 2033               15,000       Floating                420                   6.0%
May 2033               15,000       Fixed/Floating          410(2)                7.4%
October 2033           20,000       Fixed/Floating          395(3)                7.0%
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

      The Company paid $3.5 million in interest in connection with the Junior Subordinated Debt during the nine months ended September 30, 2004, and paid $1.3 million during the nine months ended September 30, 2003.

12. DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

      Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. As of September 30, 2004, the fair value of the swaps was $0.5 million and is included in other assets. As of September 30, 2003, the fair value of the swap was $(40) thousand and is included in other liabilities.

13. STATUTORY FINANCIAL DATA

      The insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2004, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. insurance subsidiaries totaled $123.8 million at September 30, 2004 and $111.5 million at September 30, 2003. Statutory net income for the nine months ended September 30, 2004 was $3.6 million, which included net realized gains of $0.4 million, and for the nine months ended September 30, 2003 was $6.5 million, which included net realized gains of $0.3 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$59.0 million (US$46.8 million) as of September 30, 2004 and were C$60.3 million (US$44.5 million) as of September 30, 2003. Net income based on Canadian generally accepted accounting principles was C$7.1 million (US$5.3 million) for the nine months ended September 30, 2004 and was C$7.8 million (US$5.4 million) for the nine months ended September 30, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at September 30, 2004.

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

SENIOR MARKET BROKERAGE -- This segment includes the operations of American Pioneer, American Progressive, Constitution and Union Bankers, which distribute senior market products through non-exclusive general agency and brokerage distribution systems. The products sold include Medicare Supplement/Select, long term care, senior life insurance and fixed annuities.

MEDICARE ADVANTAGE - The Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plan in the northeastern portion of the United States. Founded in 1995, Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the net results derived from these IPA's. Our Medicare Advantage private fee-for-service plans were introduced during the second quarter of 2004.

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

Financial results by segment are as follows:

                                                2004                            2003
                                    ---------------------------     ----------------------------
                                                   Income (Loss)                   Income (Loss)
                                                      Before                           Before
THREE MONTHS ENDED SEPTEMBER 30,      Revenue      Income Taxes       Revenue      Income Taxes
- --------------------------------    -----------    ------------     -----------    -------------
                                                           (In thousands)
Career Agency                       $    77,256    $     15,839     $    71,889    $      13,294
Senior Market Brokerage                  78,292           3,487          64,957            3,498
Medicare Advantage                       39,533           4,942               -                -
Administrative Services                  14,075           3,096          12,044            2,888
Corporate                                    16          (3,531)             65           (2,565)
Intersegment revenues                   (10,936)              -          (9,734)               -
                                    -----------    ------------     -----------    -------------
  Segment total (1)                     198,236          23,833         139,221           17,115
Adjustments to segment total:
  Net realized  gains (1)                 5,485           5,485             582              582
                                    -----------    ------------     -----------    -------------
Total                               $   203,721    $     29,318     $   139,803    $      17,697
                                    ===========    ============     ===========    =============

                                                2004                            2003
                                    ---------------------------     ----------------------------
                                                   Income (Loss)                   Income (Loss)
                                                      Before                           Before
NINE MONTHS ENDED SEPTEMBER 30,       Revenue      Income Taxes       Revenue      Income Taxes
- --------------------------------    -----------    ------------     -----------    -------------
                                                           (In thousands)
Career Agency                       $   229,037    $     42,128     $   184,073    $      32,484
Senior Market Brokerage                 229,913          12,441         180,869           11,906
Medicare Advantage                       51,491           5,780               -                -
Administrative Services                  42,000           9,583          36,352            8,085
Corporate                                    86          (8,790)            135           (8,360)
Intersegment revenues                   (33,047)              -         (27,482)               -
                                    -----------    ------------     -----------    -------------
  Segment total (1)                     519,480          61,142         373,947           44,115
Adjustments to segment total:
  Net realized  gains (1)                 9,286           9,286           1,878            1,878
                                    -----------    ------------     -----------    -------------
Total                               $   528,766    $     70,428     $   375,825    $      45,993
                                    ===========    ============     ===========    =============

(1) We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends. The schedule above reconciles our segment revenue to total revenue and segment income to net income in accordance with generally accepted accounting principles.

Identifiable assets by segment are as follows:

                                SEPTEMBER 30,    DECEMBER 31,
                                    2004             2003
                                ------------     ------------
                                       (In thousands)
Career Agency                   $    985,285     $    945,911
Senior Market Brokerage              811,473          785,054
Medicare Advantage                   133,729                -
Administrative Services               23,027           19,321
Corporate                            586,507          475,377
Intersegment assets (1)             (579,519)        (444,715)
                                ------------     ------------
Total Assets                    $  1,960,502     $  1,780,948
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

15. FOREIGN OPERATIONS

      A portion of the operations of the Company's Career Agency segment is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains, of the Career Agency segment by geographic area are as follows:

                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                         --------------------------------      -------------------------------
                            2004                 2003            2004                  2003
                         ---------             ---------       ---------            ---------
                             (In thousands, in US$'s)              (In thousands, in US$'s)
Revenues
  United States          $  60,750             $  55,934       $ 178,793            $ 137,051
  Canada                    16,506                15,955          50,244               47,022
                         ---------             ---------       ---------            ---------
     Total               $  77,256             $  71,889       $ 229,037            $ 184,073
                         =========             =========       =========            =========

      Total assets and liabilities of Penncorp Life (Canada), which are located entirely in Canada, are as follows:

                    SEPTEMBER 30,     DECEMBER 31,
                        2004             2003
                    ------------      -----------
                            (In thousands)
Assets              $    217,884      $   236,185
                    ============      ===========
Liabilities         $    175,441      $   175,253
                    ============      ===========

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

REDUCTIONS IN FUNDING FOR GOVERNMENT HEALTHCARE PROGRAMS COULD SUBSTANTIALLY REDUCE OUR PROFITABILITY.

All of our Medicare Advantage programs we offer are through government-sponsored programs, such as Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. For example, the premium rates paid to health plans like ours by state and federal governments differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member's health status, age, gender, county or region, benefit mix and member eligibility categories. In addition, CMS has adopted a payment program, whereby, in 2004, 30% of the premium rates paid to health plans relate to specific disease classification of members. In 2007, 100% of premium rates will be based upon the specific disease classification of members. Reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability.

Federal budgetary constraints also may limit premiums payable under our Medicare plans. For example, as a result of the Balanced Budget Act of 1997, annual increases on premiums paid to many Medicare+Choice plans (renamed "Medicare Advantage" plans) through 2003 were subject to a 2% cap, even though overall Medicare healthcare expenses were increasing at a higher rate.

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

WE HAVE INCURRED ADDITIONAL DEBT OBLIGATIONS IN CONNECTION WITH OUR ACQUISITION OF HERITAGE THAT COULD RESTRICT OUR OPERATIONS.

We have a significant amount of outstanding indebtedness, including $102 million in borrowings under our amended credit agreement and $75 million in trust preferred securities. We have available borrowing capacity under our new senior secured revolving credit facility of approximately $15 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion and analysis presents a review of the Company as of September 30, 2004 and its results of operations for the three months and nine months ended September 30, 2004. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation included in the Company's 2003 Annual Report on Form 10-K.

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

      During the third quarter of 2004, we performed an experience study on the duration assumption used in determining the claim reserves for the Freedom Care business. Based on this study, we concluded that our long duration claims were persisting slightly longer than provided for previously. Therefore, we revised the duration assumption to reflect this finding, which resulted in an increase to our 50% retained portion of the claim reserves of $1.4 million, pre-tax.

      In connection with a conversion of the actuarial system used to determine reserves on our Canadian policies during the third quarter of 2004, we identified a non-recurring reduction in reserve in the amount of CAD$1.8 million pre-tax (U.S.$1.3 million).

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

      The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business will vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

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

      On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of September 30, 2004.

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

      We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. Impairments of securities generally are recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. Generally, we consider a decline in fair value to be other-than-temporary when the fair value of an individual security is below amortized cost for an extended period and we do not believe that recovery in fair value is probable. Impairment losses for certain mortgage and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates and we intend to hold the security until maturity. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

      Income taxes

      We use the liability method to account for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

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

ACQUISITIONS AND FINANCING ACTIVITY

      Acquisition of Heritage Health Systems, Inc.

      On May 28, 2004, the Company acquired Heritage Health Systems, Inc. ("Heritage"), a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. Founded in 1995, Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the profits derived from these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 10 - Loan Payable) and $33.1 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements. Refer to Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-Q for additional information on the acquisition.

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

      Acquisition of Pyramid Life

      On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life. Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement and Select, long term care, life insurance, and fixed annuities. With this acquisition, we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. Pyramid Life markets its products in 26 states through a career agency sales force operating out of Senior Solutions Sales Centers. During the full year 2003, Pyramid Life agents produced more than $27 million of annualized new sales. Following a transition period that took approximately ten months, the Pyramid Life business has been fully transitioned into our existing operations, where we have been able to take advantage of increased scale and efficiencies. Operating results generated by Pyramid Life prior to the date of acquisition are not included in our consolidated financial statements. Refer to Note 3 - Business Combinations in our consolidated financial statements included in this Form 10-Q for additional information on the acquisition.

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

      Trust Preferred Securities Issuances

      During 2003, we issued $60.0 million of fixed and floating rate trust preferred securities through subsidiary trusts which, including the $15.0 million issued in December 2002, results in a total of $75 million of such securities outstanding. A portion of the proceeds was used to repay our existing debt and the balance was retained at the parent company for general corporate purposes (for more detailed information, see Note 11 - Other Long Term Debt in our consolidated financial statements included in this Form 10-Q).

RESULTS OF OPERATIONS - CONSOLIDATED OVERVIEW

         The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------    --------------------
                                                 2004        2003        2004        2003
                                               --------    --------    --------    --------
                                                              (In thousands)
Career Agency (1)                              $ 15,839    $ 13,294    $ 42,128    $ 32,484
Senior Market Brokerage (1)                       3,487       3,498      12,441      11,906
Medicare Advantage (1)                            4,942           -       5,780           -
Administrative Services (1)                       3,096       2,888       9,583       8,085

Corporate & Eliminations                         (3,531)     (2,565)     (8,790)     (8,360)

Realized gains (losses)                           5,485         582       9,286       1,878
                                               --------    --------    --------    --------
Income before income taxes (1)                   29,318      17,697      70,428      45,993

Income taxes, excluding capital gains            (7,856)     (6,078)    (20,710)    (15,990)
Income taxes on capital gains                    (1,920)       (203)     (3,250)       (657)
Income taxes on early extinguishment of debt          -           -           -         618
                                               --------    --------    --------    --------
Total income taxes                               (9,776)     (6,281)    (23,960)    (16,029)
                                               --------    --------    --------    --------
  Net income                                   $ 19,542    $ 11,416    $ 46,468    $ 29,964
                                               ========    ========    ========    ========

Per Share Data (Diluted):
  Net income                                   $   0.34    $   0.21    $   0.82    $   0.55
                                               ========    ========    ========    ========

(1) We evaluate the results of operations of our segments based on income before realized gains and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. The schedule above reconciles our segment income to net income in accordance with generally accepted accounting principles.

Three months ended September 30, 2004 and 2003

      Net income for the third quarter of 2004 increased 71% to $19.5 million, or $0.34 per share, compared to $11.4 million, or $0.21 per share in 2003. During the third quarter of 2004, we recognized realized gains, net of tax, of $3.6 million, or $0.06 per share, compared to realized gains, net of tax, of $0.4 million, or $0.01 per share in 2003. We took the opportunity to realize investment gains as interest rates dropped during the year to make efficient use of our tax capital loss carryforwards. Our overall effective tax rate was 33.3% for the third quarter of 2004 as compared to 35.5% for the third quarter of 2003.

      Our Career Agency segment results improved by $2.5 million, or 19%, to $15.8 million in the third quarter of 2004 compared to the third quarter of 2003. Profits for the third quarter of 2004 included a non-recurring reduction in reserves in the amount of U.S.$1.3 million (CAD$1.8 million) which was identified during a review of reserves in connection with a conversion of the actuarial system used to determine reserves on our Canadian policies. Absent this non-recurring benefit, profits increased by 9%.

      Senior Market Brokerage segment profits for the third quarter of 2004 of $3.5 million were consistent with the results for the third quarter of 2003. However, during the third quarter of 2004, we increased reserves on the runoff block of Florida home healthcare business by $1.4 million as a result of an actuarial study performed on this block. Absent this reserve increase, which we believe is non-recurring, profits increased by 39% over the third quarter of 2003. The increase was due primarily to higher revenues.

      Administrative Services segment income improved by $0.2 million, or 7%, compared to the third quarter of 2003. This improvement is primarily a result of the growth in premiums managed.

      The loss from the Corporate segment increased by $1.0 million, or 38%, compared to the third quarter of 2003. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the quarter, relating to the amendment of our credit facility in connection with our acquisition of Heritage, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003.

Nine months ended September 30, 2004 and 2003

      Net income for the first nine months of 2004 increased 55% to $46.5 million, or $0.82 per share, compared to $30.0 million, or $0.55 per share in 2003. During the nine months of 2004, we recognized realized gains, net of tax, of $6.0 million, or $0.10 per share, compared to realized gains, net of tax, of $1.3 million, or $0.02 per share in 2003. The realized gains in 2004 were generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.6 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See "Liquidity and Capital Resources - Obligations of the Parent Company to Affiliates" for additional information regarding the dividend. Additionally, during the third quarter of 2004, we took the opportunity to realize investment gains as interest rates dropped during the year to make efficient use of our tax capital loss carryforwards. Our overall effective tax rate was 34.0% for the first nine months of both 2004 and 34.9% for the same period of 2003.

      Our Career Agency segment results improved by $9.6 million, or 30%, to $42.1 million in the first nine months of 2004 compared to the first nine months of 2003, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar. Profits for the third quarter of 2004 also included a non-recurring reduction in reserves in the amount of U.S.$1.3 million (C$1.8 million) which was identified during a review of reserves in connection with a conversion of the actuarial system used to determine reserves on our Canadian policies. Absent this non-recurring benefit, profits increased by 26%.

      Senior Market Brokerage segment profits for the first nine months of 2004 increased $0.5 million, or 5%, to $12.4 million, compared to 2003. However, during the third quarter of 2004, we increased reserves on the runoff block of Florida home healthcare business by $1.4 million as a result of an actuarial study performed on this block. Absent this reserve increase, which we believe is non-recurring, profits increased by 16% over the first nine months of 2003. The increase was due primarily to higher revenues.

      Administrative Services segment income improved by $1.5 million, or 19%, compared to the first nine months of 2003. This improvement is primarily a result of the growth in premiums managed.

      The loss from the Corporate segment decreased by $0.4 million, or 5%, compared to the first nine months of 2003. During the first nine months of 2003, the segment reported a charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003 that did not recur in 2004.

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------    ----------------------
SEGMENT RESULTS - CAREER AGENCY                         2004         2003         2004         2003
- -------------------------------                       ---------    ---------    ---------    ---------
                                                                       (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                    $   5,898    $   5,942    $  17,675    $  15,109
  Accident & health                                      61,079       56,509      181,507      141,208
                                                      ---------    ---------    ---------    ---------
  Net premiums                                           66,977       62,451      199,182      156,317
Net investment income                                     9,980        9,304       29,370       27,420
Other income                                                299          134          485          336
                                                      ---------    ---------    ---------    ---------
  Total revenue                                          77,256       71,889      229,037      184,073
                                                      ---------    ---------    ---------    ---------

Policyholder benefits                                    40,683       37,545      124,309       97,500
Interest credited to policyholders                        2,187        1,879        5,967        4,758
Change in deferred acquisition costs                     (8,036)      (6,287)     (23,918)     (17,021)
Amortization of present value of future profits             726          878        1,980        1,726
Commissions and general expenses, net of allowances      25,857       24,580       78,571       64,626
                                                      ---------    ---------    ---------    ---------
  Total benefits, claims and other deductions            61,417       58,595      186,909      151,589
                                                      ---------    ---------    ---------    ---------

  Segment income                                      $  15,839    $  13,294    $  42,128    $  32,484
                                                      =========    =========    =========    =========

Three Months ended September 30, 2004 and 2003

      Our Career Agency segment results improved by $2.5 million, or 19%, to $15.8 million in the third quarter of 2004 compared to the third quarter of 2003. Profits for the third quarter of 2004 included a non-recurring reduction in reserves in the amount of U.S.$1.3 million (C$1.8 million) which was identified during a review of reserve in connection with a conversion of the actuarial system used to determine reserves on our Canadian policies. Absent this non-recurring benefit, profits increased by 9%. The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 5%, to C$0.7648 per US$1.00 for the three months ended September 30, 2004, from C$0.7264 per US$1.00 for the same period of 2003. This strengthening added approximately $0.3 million to the Career Agency segment results for 2004, compared to 2003. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

      REVENUES. Net premiums during the three months ended September 30, 2004 for the Career Agency segment increased by approximately $4.5 million, or 7%, compared to 2003. Canadian premiums accounted for approximately 22% of the net premiums of this segment in the third quarter of 2004 and 21% of the net premiums for the third quarter of 2003.

      Our Career agents also sold $12.6 million of fixed annuities during the three months ended September 30, 2004, compared to $15.0 million in 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by $0.7 million, or 7%, compared to the third quarter of 2003. The increase in the segment's invested assets was partially offset by a decrease in overall investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $3.1 million, or 8%, during the third quarter of 2004 compared to 2003, primarily as a result of the increase in business in force. Overall loss ratios for the segment increased to 61% in 2004 from 60% in 2003, despite the reduction in reserves noted above. Interest credited increased by $0.3 million, due to the increase in annuity balances, offset by a reduction in credited rates.

      The increase in deferred acquisition costs was approximately $1.7 million more in the third quarter of 2004, compared to the increase in the third quarter of 2003. This is directly related to the increase in the new business added by Pyramid Life, as well as continued sales of annuities generated by the segment. The amortization of the present value of future profits relates to the intangibles acquired with Pyramid Life.

      Commissions and general expenses increased by approximately $1.3 million, or 5%, in the third quarter of 2004 compared to 2003.

Nine Months ended September 30, 2004 and 2003

      Our Career Agency segment results improved by $9.6 million, or 30%, to $42.1 million in the first nine months of 2004 compared to the first nine months of 2003, primarily as a result of the acquisition of Pyramid Life, as well as the strengthening of the Canadian dollar. Profits for the third quarter of 2004 also included a non-recurring reduction in reserves in the amount of U.S.$1.3 million (C$1.8 million) which was identified during a review of reserve in connection with a conversion of the actuarial system used to determine reserves on our Canadian policies. Absent this non-recurring benefit, profits increased by 26%. The operations of Penncorp Life (Canada), which are included in the Career Agency segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar has strengthened relative to the U.S. dollar. The average conversion rate increased 8%, to C$0.7531 per US$1.00 for the nine months ended September 30, 2004, from C$0.7003 per US$1.00 for the same period of 2003. This strengthening added approximately $0.8 million to the Career Agency segment results for 2004, compared to 2003. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

      REVENUES. Net premiums during the nine months ended September 30, 2004 for the Career Agency segment increased by approximately $42.9 million, or 27%, compared to 2003, primarily as a result of the $35.2 million increase in premiums from the Pyramid Life business. Canadian premiums accounted for approximately 22% of the net premiums of this segment in 2004 and 25% of the net premiums in 2003.

      Our Career agents also sold $39.5 million of fixed annuities during the nine months ended September 30, 2004, compared to $47.2 million in 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by approximately $2.0 million, or 7%, compared to the first nine months of 2003. The increase is due to an increase in the segment's invested assets from the acquisition of Pyramid Life (net of the assets used to fund a portion of the acquisition) and the sale of annuities, offset by a decrease in overall investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by $26.8 million, or 28%, during the first nine months of 2004 compared to 2003, primarily as a result of the increase in business in force. Approximately $23.6 million of the increase relates to the Pyramid Life business added in 2003. Overall loss ratios for the segment of 62% in 2004 were consistent with 2003, despite the reduction in reserves noted above. Interest credited increased by $1.2 million, due to the increase in annuity balances as a result of the continued sales and the Pyramid business added in 2003, offset by a reduction in credited rates.

      The increase in deferred acquisition costs was approximately $6.9 million more in the first nine months of 2004, compared to the increase in the first nine months of 2003. This is directly related to the increase in the new business added by Pyramid Life, as well as continued sales of annuities generated by the segment. The amortization of the present value of future profits relates to the intangibles acquired with Pyramid Life.

      Commissions and general expenses increased by approximately $13.9 million, or 23%, in the first nine months of 2004 compared to 2003. Approximately $9.6 million of the increase relates to the Pyramid Life business, with the balance relating primarily to the increase in the segment's new business.

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
SEGMENT RESULTS - SENIOR MARKET BROKERAGE                  SEPTEMBER 30,            SEPTEMBER 30,
- -----------------------------------------             ----------------------    ----------------------
                                                        2004         2003         2004         2003
                                                      ---------    ---------    ---------    ---------
                                                                       (In thousands)
Net premiums and policyholder fees:
  Life and annuity                                    $   7,616    $   4,967    $  21,251    $  14,216
  Accident & health                                      64,159       54,101      189,069      148,826
                                                      ---------    ---------    ---------    ---------
  Net premiums                                           71,775       59,068      210,320      163,042
Net investment income                                     6,409        5,763       19,086       17,536
Other income                                                108          126          507          291
                                                      ---------    ---------    ---------    ---------
  Total revenue                                          78,292       64,957      229,913      180,869
                                                      ---------    ---------    ---------    ---------

Policyholder benefits                                    53,462       44,709      155,349      123,772
Interest credited to policyholders                        2,551        2,384        7,249        6,362
Change in deferred acquisition costs                     (8,268)      (8,810)     (23,608)     (17,384)
Amortization of present value of future profits              65           78          208          249
Commissions and general expenses, net of allowances      26,995       23,098       78,274       55,964
                                                      ---------    ---------    ---------    ---------
  Total benefits, claims and other deductions            74,805       61,459      217,472      168,963
                                                      ---------    ---------    ---------    ---------

  Segment income                                      $   3,487    $   3,498    $  12,441    $  11,906
                                                      =========    =========    =========    =========

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

THREE MONTHS ENDED SEPTEMBER 30,          2004                   2003
- -------------------------------    -------------------    -------------------
                                     GROSS       NET       GROSS        NET
                                   PREMIUMS   RETAINED    PREMIUMS   RETAINED
                                   --------   --------    --------   --------
                                                 (In thousands)
Medicare supplement/select         $110,712      54%      $106,923     46%
Other senior supplemental health      6,003      62%         6,061     61%
Other health                          2,649      42%         3,747     31%
Senior life insurance                 8,081      62%         3,484     67%
Other life                            3,316      79%         3,317     79%

                                   --------               --------
Total gross premiums               $130,761      55%      $123,532     48%
                                   ========               ========

NINE MONTHS ENDED SEPTEMBER 30,           2004                   2003
- -------------------------------    -------------------    -------------------
                                     GROSS       NET       GROSS        NET
                                   PREMIUMS   RETAINED    PREMIUMS   RETAINED
                                   --------   --------    --------   --------
                                                 (In thousands)
Medicare supplement/select         $335,832      51%      $322,970      36%
Other senior supplemental health     19,048      62%        19,323      60%
Other health                          7,891      38%        11,099      33%
Senior life insurance                19,327      69%         9,554      66%
Other life                            9,979      79%        10,180      78%

                                   --------               --------
Total gross premiums               $392,077      54%      $373,126      44%
                                   ========               ========

Three Months ended September 30, 2004 and 2003

      Senior Market Brokerage segment profits for the third quarter of 2004 of $3.5 million were consistent with the results for the third quarter of 2003. However, during the third quarter of 2004, we increased reserves on the runoff block of Florida home healthcare business by $1.4 million as a result of an actuarial study performed on this block. Absent this reserve increase, which we believe is non-recurring, profits increased by 39% over the third quarter of 2003. The increase was due primarily to higher revenues.

      REVENUES. Gross direct and assumed premiums written increased $7.2 million, or 6%, over the third quarter of 2003. Medicare supplement/select premiums increased $3.8 million, or 4%, as a result of continued new sales, rate increases and better than assumed persistency. Senior life insurance premiums increased by $4.6 million, or 132%, due to organic growth, as well as the addition of the premiums written by the Guarantee Reserve marketing organization. These increases were partially offset by a decrease of $1.1 million, or 29%, in other health premiums, primarily as a result of the normal lapsation of the run-off block of major medical business.

      Net premiums for the third quarter of 2004 increased by $12.7 million, or 22%, compared to the same period of 2003. Net premiums grew faster than gross premiums primarily as a result of our decision to reinsure fewer premiums and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained to 55% in 2004 from 48% in 2003.

      Approximately $3.4 million in annuity deposits were received during the three months ended September, 30, 2004 compared to $27.6 million during 2003. The decline in annuity deposits is as a result of a reduction in the current interest rates that we credit and minimum interest rates that we guarantee on our annuity products. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by $0.6 million compared to the third quarter of 2003, due to an increase in the segment's average invested assets of approximately $51 million, partially offset by an overall decline in investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $8.8 million, or 20%, compared to the third quarter of 2003, including the $1.4 million increase noted above. The remainder of the increase is due primarily to the increase in our net retained business as a result of the increase in our net retained new business premium. However, the overall loss ratios for the segment improved to 74% for the third quarter of 2004 (including 200 basis points from the reserve increase noted above) from 76% for the third quarter of 2003. The loss ratios for our Medicare supplement/select business were 67.5% for the third quarter of 2004 compared to 62.2% for the third quarter of 2003.

      Interest credited to policyholders increased by $0.2 million, or 7%, compared to the three months ended September 30, 2003 due to the continued increase in annuity balances.

      The increase in deferred acquisition costs in the third quarter of 2004 was approximately $0.5 million less than in the third quarter of 2003. The increase was driven by our higher retention on new business and the increase in our life insurance sales.

      Commissions and other operating expenses increased by $3.9 million, or 39%, in the third quarter of 2004 compared to 2003. The following table details the components of commission and other operating expenses:

THREE MONTHS ENDED SEPTEMBER 30,                         2004         2003
- --------------------------------                      ---------     --------
                                                           (In thousands)
Commissions                                           $  20,714     $ 21,149
Other operating costs                                    18,554       17,007
Reinsurance allowances                                  (12,273)     (15,058)
                                                      ---------     --------

Commissions and general expenses, net of allowances   $  26,995     $ 23,098
                                                      =========     ========

      The ratio of commissions to gross premiums decreased to 15.8% during the third quarter of 2004, from 17.1% in 2003, as a result of the growth of the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 14.2% during the third quarter of 2004 compared to 13.8% in 2003, primarily as a result of the Guarantee Reserve business which generally has higher costs of acquisition compared to the segment's other lines of business. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 20.8% during the third quarter of 2004 compared to 23.4% in 2003, primarily due to the reduction in new business ceded and the affects of normal lower commission allowances on a growing base of renewal ceded business.

Nine Months ended September 30, 2004 and 2003

      Senior Market Brokerage segment profits for the first nine months of 2004 increased $0.5 million, or 5%, to $12.4 million, compared to 2003. However, during the third quarter of 2004, we increased reserves on the runoff block of Florida home healthcare business by $1.4 million as a result of an actuarial study performed on this block. Absent this reserve increase, which we believe is non-recurring, profits increased by 16% over the first nine months of 2003. The increase was due primarily to higher revenues.

      REVENUES. Gross direct and assumed premiums written increased $19.0 million, or 5.1%, over the first nine months of 2003. Medicare supplement/select premiums increased $12.9 million, or 4.0 %, over the first nine months of 2003 as a result of continued new sales, rate increases and better than assumed persistency. Senior life insurance premiums increased by $9.8 million, or 102%, due to organic growth, as well as the addition of the premiums written by the Guarantee Reserve marketing organization. These increases were partially offset by a decrease of $3.2 million, or 29%, in other health premiums, primarily as a result of the normal lapsation of the run-off block of major medical business.

      Net premiums for the first nine months of 2004 increased by $47.3 million, or 29%, compared to the same period of 2003. Net premiums grew faster than gross premiums primarily as a result of the recapture of the Transamerica treaties and our decision to reinsure fewer premiums and retain more risk on our new business. This is reflected in the increase in the percentage of the net amount of premium retained to 54% in 2004 from 44% in 2003.

      Approximately $15.4 million in annuity deposits were received during the nine months ended September 30, 2004 compared to $54.3 million during 2003. The decline in annuity deposits is as a result of a reduction in the current interest rates that we credit and minimum interest rates that we guarantee on our annuity products. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by $1.6 million compared to the first nine months of 2003, due to an increase in the segment's average invested assets of approximately $51 million, partially offset by an overall decline in investment yields.

      BENEFITS, CLAIMS AND OTHER DEDUCTIONS. Policyholder benefits, including the change in reserves, increased by approximately $31.6 million, or 26%, compared to the first nine months of 2003, including the $1.4 million increase noted above. The remainder of the increase is due primarily to the increase in our net retained business as a result of the recapture of the Transamerica treaties and the increase in our net retained new business premium. However, the overall loss ratios for the segment improved to 74% for the first nine months of 2004 (including 70 basis points from the reserve increase noted above) from 76% for the first nine months of 2003. The loss ratios for our Medicare supplement/select business were 69.0% for the first nine months of 2004 compared to 67.6% in 2003.

      Interest credited to policyholders increased by $0.9 million, or 14%, compared to the nine months ended September 30, 2003 due to the continued increase in annuity balances.

      The increase in deferred acquisition costs in the first nine months of 2004 was approximately $6.2 million more than in the first nine months of 2003. The increase was driven by the increase in new life business written, as well as our higher retention on new business. Acquisition costs for life business are incurred on annualized premium written, including the $19.7 million of annualized premium written by the Guarantee Reserve marketing organization. Acquisition costs for annuities are based on the amount deposited, which is not considered premiums for reporting in accordance with generally accepted accounting principles.

      Commissions and other operating expenses increased by $22.3 million, or 40%, in the first nine months of 2004 compared to 2003. The following table details the components of commission and other operating expenses:

NINE MONTHS ENDED SEPTEMBER 30,                                  2004         2003
- -------------------------------                                ---------    ---------
                                                                    (In thousands)
Commissions                                                    $  59,406    $  62,695
Other operating costs                                             53,020       47,306
Reinsurance allowances                                           (34,152)     (54,037)
                                                               ---------    ---------

Commissions and general expenses, net of allowances            $  78,274    $  55,964
                                                               =========    =========

      The ratio of commissions to gross premiums decreased to 15.2% during the first nine months of 2004, from 16.8% in 2003, as a result of the growth of the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 13.5% during the first nine months of 2004 compared to 12.7% in 2003, primarily as a result of the Guarantee Reserve business which generally has higher costs of acquisition compared to the segment's other lines of business. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 18.8% during the first nine months of 2004 compared to 25.7% in 2003, primarily due to the reduction in new business ceded, the recapture of the Transamerica treaties, and the effects of normal lower commission allowances on a growing base of renewal ceded business.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30, (2)
                                                -----------------------   -----------------------
SEGMENT RESULTS - MEDICARE ADVANTAGE               2004         2003         2004         2003
- ------------------------------------            ----------   ----------   ----------   ----------
                                                                 (In thousands)
Net premiums                                    $   39,426   $        -   $   51,363   $        -
Net investment income                                  107            -          128            -
                                                ----------   ----------   ----------   ----------
  Total revenue                                     39,533            -       51,491            -
                                                ----------   ----------   ----------   ----------

Medical expenses                                    27,672            -       36,314            -
Amortization of intangible assets                      920            -        1,186            -
Commissions and general expenses                     5,999            -        8,211            -
                                                ----------   ----------   ----------   ----------
  Total benefits, claims and other deductions       34,591            -       45,711            -
                                                ----------   ----------   ----------   ----------

  Segment income                                     4,942            -        5,780            -
Depreciation, amortization and interest              1,040            -        1,346            -
                                                ----------   ----------   ----------   ----------

Earnings before interest, taxes, depreciation
 and amortization(1)                            $    5,982   $        -   $    7,126   $        -
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

(2)   Includes results for the four months since acquisition or inception.

      The Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with the federal government's Centers for Medicare & Medicaid Services, ("CMS"). Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the profits derived from these IPA's. The components of the revenues and results for the segment are as follows:

                           THREE MONTHS ENDED      NINE MONTHS ENDED
                           SEPTEMBER 30, 2004     SEPTEMBER 30, 2004 (3)
                          --------------------    ----------------------
                                      SEGMENT                  SEGMENT
                          REVENUES     INCOME     REVENUES      INCOME
                          --------    --------    --------    ----------
                                         (In thousands)
Health Plan               $ 38,531    $  1,638    $ 50,360    $    1,886
Affiliated IPA's            25,045       2,040      33,129         2,619
MSO's and Corporate          6,577       1,404       8,509         1,706
Private Fee-for Service      1,154        (140)      1,278          (431)
  Eliminations             (31,774)          -     (41,785)            -
                          --------    --------    --------    ----------

  Total                   $ 39,533    $  4,942    $ 51,491    $    5,780
                          ========    ========    ========    ==========

(3)   Includes results for the four months since acquisition or inception.

      Intrasegment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intrasegment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA's from the Health Plan amounting to $25.3 million for the third quarter of 2004 and $33.4 million for the four months since acquisition and Management fees received by the MSO's from the Health Plan and the IPA's amounting to $6.5 million for the third quarter of 2004 and $8.4 million for the four months since acquisition.

      Heritage operates a health plan through SelectCare, a provider sponsored organization ("PSO"). SelectCare is a Medicare Advantage coordinated care plan operating in Beaumont and Houston, Texas, which had 16,100 members as of May 28, 2004 (the date of acquisition) and receives its premiums primarily from CMS. SelectCare makes capitated risk payments to four IPA's in the Houston and Beaumont regions, two of which are affiliated IPA's. In addition, SelectCare retains the risk for certain other types of care, primarily out of area emergency and transplants. As of September 30, 2004, SelectCare had approximately 18,200 members enrolled. During the third quarter of 2004, SelectCare had revenues of $38.5 million and had a medical loss ratio of 83.0%. For the four months since acquisition, SelectCare had revenues of $50.4 million and had a medical loss ratio of 83.6%.

      Heritage participates in the profits from the two affiliated IPA's that receive capitated payments from SelectCare. As of September 30, 2004, the affiliated IPA's managed the care for approximately 14,000 SelectCare members. During the third quarter of 2004, Heritage earned $2.0 million on $25.0 million in fees received from SelectCare. For the four months since acquisition, Heritage earned $2.6 million on $33.1 million in fees received from SelectCare.

      Heritage owns three MSO's that provide comprehensive management services to SelectCare and its' affiliated IPA's as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. During the third quarter of 2004, these MSO's earned $1.4 million of income on $6.6 million of fees collected. For the four months since acquisition, these MSO's earned $1.7 million of income on $8.5 million of fees collected.

      Starting in the month of June, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee for service product, a Medicare Advantage program that allows its member to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, American Progressive receives modest premium payments from the members as well. As of September 30, 2004, American Progressive had 860 members enrolled. During the third quarter of 2004, American Progressive collected $1.2 million of premium from CMS and the members, and had a medical loss ratio of 81.4%. For the four months since inception, American Progressive collected $1.3 million of premium from CMS and the members, and had a medical loss ratio of 80.5%. In addition, American Progressive expensed approximately $0.4 million in start-up expenses, primarily during the second quarter of 2004.

                                                         THREE MONTHS               NINE MONTHS
                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                    ----------------------    ----------------------
SEGMENT RESULTS - ADMINISTRATIVE SERVICES              2004          2003         2004         2003
- -----------------------------------------           ---------    ---------    ---------    ---------
                                                                     (In thousands)
Affiliated Fee Revenue
   Medicare supplement                              $   7,286    $   5,365    $  21,567    $  17,002
   Long term care                                         658          562        2,063        1,881
   Life insurance                                         910        1,173        3,012        1,626
   Other                                                  774          402        2,156        1,300
                                                    ---------    ---------    ---------    ---------
   Total Affiliated Revenue                             9,628        7,502       28,798       21,809
                                                    ---------    ---------    ---------    ---------
Unaffiliated Fee Revenue
   Medicare supplement                                  1,943        2,478        6,448        6,884
   Long term care                                       1,699        1,405        4,620        5,771
   Non-insurance products                                 372          426        1,150        1,153
   Other                                                  430          233          975          704
                                                    ---------    ---------    ---------    ---------
   Total Unaffiliated Revenue                           4,444        4,542       13,193       14,512
                                                    ---------    ---------    ---------    ---------
Service fee and other income                           14,072       12,044       41,991       36,321
Net investment income                                       3            -            9           31
                                                    ---------    ---------    ---------    ---------
   Total revenue                                       14,075       12,044       42,000       36,352
                                                    ---------    ---------    ---------    ---------
Amortization of present value of future profits           104           96          313          271
General expenses                                       10,875        9,060       32,104       27,996
                                                    ---------    ---------    ---------    ---------
   Total expenses                                      10,979        9,156       32,417       28,267
                                                    ---------    ---------    ---------    ---------
   Segment income                                       3,096        2,888        9,583        8,085
Depreciation, amortization and interest                   536          541        1,605        1,499
                                                    ---------    ---------    ---------    ---------
    Earnings before interest, taxes, depreciation
    and amortization                                $   3,632    $   3,429    $  11,188    $   9,584
                                                    =========    =========    =========    =========

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

      Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $2.9 million in the nine months ended September 30, 2004 and $5.4 million in for the same period of 2003. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended September 30, 2004 and 2003

      Administrative Services segment income improved by $0.2 million, or 7%, compared to the third quarter of 2003. This improvement is primarily a result of the growth in premiums managed. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for this segment increased $0.2 million, or 7%, compared to the third quarter of 2003.

      Administrative Services fee revenue increased by $2.0 million, or 17%, as compared to the third quarter of 2003. Affiliated service fee revenue increased by $2.1 million compared to the third quarter of 2003 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, including Pyramid, for which CHCS began providing service effective January 1, 2004. Unaffiliated service fee revenue was relatively unchanged from the third quarter of 2003. General expenses for the segment increased by $1.8 million, or 20%, due primarily to the increase in business.

Nine months ended September 30, 2004 and 2003

      Administrative Services segment income improved by $1.5 million, or 19%, compared to the first nine months of 2003. This improvement is primarily a result of the growth in premiums managed. EBITDA for this segment increased $1.6 million, or 17%, compared to the first nine months of 2003.

      Administrative Services fee revenue increased by $5.7 million, or 16%, as compared to the first nine months of 2003. Affiliated service fee revenue increased by $7.0 million compared to the nine months of 2003 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, including Pyramid, for which CHCS began providing service, effective January 1, 2004, and fees from the administration of the life insurance products sold by the Guarantee Reserve marketing organization that was acquired in July 2003. Unaffiliated service fee revenue decreased by approximately $1.3 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003. General expenses for the segment increased by $4.1 million, or 15%, due primarily to the increase in business.

SEGMENT RESULTS - CORPORATE

The following table presents the primary components comprising the loss from the segment:

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                               ---------------------   ---------------------
                                                 2004        2003         2004       2003
                                               ---------   ---------   ---------   ---------
                                                              (In thousands)
Interest cost of acquisition financing         $   2,234   $   1,327   $   5,519   $   3,400
Early extinguishment of debt                           -           -           -       1,766
Amortization of capitalized loan origination
  fees                                               220         124         507         367
Stock-based compensation expense                      23          94          69         276
Other parent company expenses, net                 1,054       1,020       2,695       2,551
                                               ---------   ---------   ---------   ---------

  Segment loss                                 $   3,531   $   2,565   $   8,790   $   8,360
                                               =========   =========   =========   =========

Three Months ended September 30, 2004 and 2003

      The loss from the Corporate segment increased by $1.0 million, or 38%, compared to the third quarter of 2003. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the quarter, relating to the amendment of our credit facility in connection with our acquisition of Heritage, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003. Our combined outstanding debt was $177.4 million at September 30, 2004 compared to $100.9 million at September 30, 2003. The weighted average interest rate on our loan payable decreased to 3.8% during the third quarter of 2004 from 4.1% in the third quarter of 2003. The weighted average interest rate on our other long term debt increased slightly to 6.6% for the quarter ended September 30, 2004 and 6.1% for the same period of 2003. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

Nine Months ended September 30, 2004 and 2003

      The loss from the Corporate segment decreased by $0.4 million, or 5%, compared to the first nine months of 2003. During the first nine months of 2003, the segment reported a charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003 that did not recur in 2004. In connection with the acquisition of Pyramid Life, we refinanced our debt. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. Partially offsetting this was an increase in interest costs, as noted above.

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

      In connection with the acquisition of Heritage on May 28, 2004 (see Note 3
- - Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of September 30, 2004. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective November 1, 2004, the interest rate on the term loan is 4.3%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage

Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc., have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

      The Company made regularly scheduled principal payments of $4.4 million and paid $2.0 million in interest and fees in connection with its credit facilities during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company made regularly scheduled principal payments of $6.9 million and paid $2.3 million in interest and fees in connection with its credit facilities.

      The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, as of September 30, 2004, with the final payment in March 2009:

2004 (Remainder of year)     $   1,312
2005                             5,250
2006                             5,250
2007                             5,250
2008                             5,250
2009                            80,063
                             ---------
                             $ 102,375
                             =========

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

      Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of September 30, 2004, as detailed in the following table:

  Maturity             Amount                            Spread          Rate as of
    Date               Issued            Term          Over LIBOR   September 30, 2004
- -------------         --------       --------------    ----------   ------------------
                   (In thousands)                              (Basis points)
December 2032         $ 15,000       Fixed/Floating      400(1)        6.7%
March 2033              10,000       Floating            400           5.6%
May 2033                15,000       Floating            420           6.0%
May 2033                15,000       Fixed/Floating      410(2)        7.4%
October 2033            20,000       Fixed/Floating      395(3)        7.0%
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

      The Company paid $3.5 million in interest in connection with the Junior Subordinated Debt during the nine months ended September 30, 2004, and paid $1.3 million during the nine months ended September 30, 2003.

      Lease Obligations

      We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2004 (Remainder of year)  $    597
2005                         2,426
2006                         2,275
2007                         2,293
2008                         2,196
Thereafter                   7,337
                          --------
            Totals        $ 17,124
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

      Obligations of the Parent Company to Affiliates

      In January 2002, our parent company issued an $18.5 million 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The debenture is scheduled to be repaid in full by the second quarter of 2005. Our parent company repaid principal of $11.6 million through December 31, 2003. During the nine months ended September 30, 2004, the parent holding company repaid principal of $3.0 million, reducing the outstanding balance to $3.9 million. Our parent holding company paid $0.4 million in interest on these debentures during the nine months ended September 30, 2004 and $0.8 million in the same period of 2003. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

      Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American in 2004, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)'s policy reserves on a U.S. GAAP basis. During the second and third quarters of 2004, Penncorp Life (Canada) paid dividends totalling C$4.3 million (US$3.2 million) relating to net income for 2004. We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during the remainder of 2004.

      Administrative Service Company

      Liquidity for our administrative service company is measured by its ability to pay operating expenses. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our administrative service company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the administrative service company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our administrative services segment was $11.2 million for the nine months ended September 30, 2004, and was $9.6 million for the nine months ended September 30, 2003.

      Insurance Subsidiary - Surplus Note

      Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of September 30, 2004, the principal amount of the surplus note was $48.5 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $11.5 million during the nine months ended September 30, 2004. Our parent holding company made capital contributions to American Exchange amounting to $9.9 million during the nine months ended September 30, 2004. No principal payments were made during the same period of 2003. American Exchange paid $1.8 million in interest on the surplus notes to our holding company during the nine months ended September 30, 2004 and, $2.2 million for the same period of 2003. The interest on these debentures is eliminated in consolidation.

      In March 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $4.0 million to American Progressive and $5.0 million to Union Bankers during the nine months ended September 30, 2004.

      During the nine months ended September 30, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. On March 31, 2003, American Exchange received a capital contribution from its parent in the amount of $26.0 million. American Exchange, in turn, made capital a contribution of $26.0 million to Pennsylvania Life, primarily relating to the acquisition of Pyramid Life.

      Dividend payments by our U.S insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life was able to and did pay ordinary dividends of $10.6 million to American Exchange in March 2004. Pyramid Life is able to pay ordinary dividends of up to $1.5 million to Pennsylvania Life (its direct parent) with prior notice to the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.2 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2004. American Exchange, American Pioneer, American Progressive and Union Bankers had negative earned surplus at September 30, 2004 and are not be able to pay dividends in 2004 without special approval. We do not expect that our other insurance subsidiaries will be able to pay ordinary dividends in 2004.

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

      Liquidity is also affected by unscheduled benefit payments including death benefits, benefits under accident and health insurance policies and interest-sensitive policy surrenders and withdrawals. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2004 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $33.1 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

      The net yields on our cash and invested assets decreased to 4.9% for the nine months ended September 30, 2004 from 5.3% in the same period of 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      Our insurance subsidiaries are required to maintain minimum amounts of capital and surplus as required by regulatory authorities. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum requirement. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2004, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $123.8 million at September 30, 2004 and $111.5 million at September 30, 2003. Statutory net income for the nine months ended September 30, 2004 was $3.6 million, which included net realized gains of $0.4 million, and for the nine months ended September 30, 2003 was $6.5 million, which included net realized gains of $0.3 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$59.0 million (US$46.8 million) as of September 30, 2004 and were C$60.3 million (US$44.5 million) as of September 30, 2003. Net income based on Canadian generally accepted accounting principles was C$7.1 million (US$5.3 million) for the nine months ended September 30, 2004 and was C$7.8 million (US$5.4 million) for the nine months ended September 30, 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at September 30, 2004.

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

      As of September 30, 2004, 99.4% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of September 30, 2004. During the nine months ended September 30, 2004, we did not write down the value of any fixed maturity securities. During the nine months ended September 30, 2003, we wrote down the value of certain fixed maturity securities by $0.5 million. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

      As of September 30, 2004, our insurance company subsidiaries held cash and cash equivalents totaling $159.7 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.1 billion.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2004, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $66.7 million and a 200 basis point increase in market interest rates would result in $130.8 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $70.6 million and a 200 basis point decrease in market interest rates would result in a $145.4 million increase.

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

      The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of September 30, 2004, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the nine months ended September 30, 2004.

                                                    Effect of Change in LIBOR on Pre-tax Income
                                                    for the nine months ended September 30, 2004
                          Weighted    Weighted     ---------------------------------------------
                           Average     Average     200 Basis   100 Basis   100 Basis   200 Basis
Description of Floating   Interest     Balance       Point       Point       Point       Point
       Rate Debt            Rate     Outstanding    Decrease   Decrease    Increase    Increase
- -----------------------   --------   -----------   ---------   ---------   ---------   --------
                                                           (in millions)
Loan Payable                3.87%       $66.8        $ 1.0       $ 0.5      $ (0.5)     $ (1.4)
Other long term debt        5.48%       $25.0          0.4         0.2        (0.2)       (0.4)
                                                     -----       -----      ------      ------
Total                                                $ 1.4       $ 0.7      $ (0.7)     $ (1.4)
                                                     =====       =====      ======      ======

      We anticipate that the weighted average balance outstanding of our floating rate loan payable will increase to $75.8 million for the year ending December 31, 2004, as a result of the amendment of our credit agreement in connection with the acquisition of Heritage.

      As noted above, we have fixed the interest rate on $50.0 million of our $177.4 million of total debt outstanding, leaving $127.4 million of the debt exposed to rising interest rates. To mitigate the negative impact of rising interest rates on our debt, as of September 30, 2004 we have approximately $163.7 million of cash, $26.0 million in short duration floating rate investment securities and $5.2 million of fixed income securities maturing by December 31, 2004 totaling $194.9 million, all of which will be positively impacted by rising interest rates.

      Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the nine months ended September 30, 2004, approximately 11% of our assets, 10% of our revenues, excluding realized gains, and 17% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the nine months ended September 30, 2003, approximately 13% of our assets, 12% of our revenues, excluding realized gains, and 23% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the nine months ended September 30, 2004, would have resulted in a decrease in our income before realized gains and taxes of approximately $1.0 million for the nine months ended September 30, 2004 and a decrease in our shareholders' equity of approximately $3.5 million at September 30, 2004. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $1.2 million for the nine months ended September 30, 2004 and an increase in shareholders' equity of approximately $4.3 million at September 30, 2004. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

      The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2004.

      Change in Internal Control Over Financial Reporting

      There has been no material change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange
Act) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Repurchases

                                                                      ((d) Maximum Number of
                   (a) Total                   (c)Total Number of     Shares (or Approximate
                   Number of                    Shares Purchased      Dollar Value) of Shares
                    Shares      (b) Average    as Part of Publicly        That May Yet Be
                  Repurchased    Price Paid    Announced Plans or       Purchased Under the
    Period            (1)        Per Share          Programs             Plans or Programs
- --------------    -----------   -----------    -------------------    -----------------------
July 2004              105        $ 10.84               105                  713,613
August 2004          3,646        $ 11.32             3,646                  709,917
September 2004         555        $ 11.68               555                  709,367

(1)   All shares were purchased in private transactions.

Sales of Securities not registered under the Securities Act

      During the Company's fiscal quarter ended September 30, 2004 in connection with the acquisition of Heritage Health Systems, Inc., an employee acquired 14,500 shares of the Company's Common Stock pursuant to the Company's 1998 Incentive Compensation Plan. These shares were reissued from the Company's treasury stock on September 10, 2004. The Company received proceeds of $10.35 per share, or $150,000, equal to the market value for the ten days trailing the date the award was approved, in connection with the issuance of such shares. The issuance was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. The issuance did not involve any public offering and the employee received shares which contained a legend to indicate that such shares are not registered under the Securities Act and cannot be transferred in the absence of such a registration or an exemption from registration. The employee who acquired such shares is a member of the Company's management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

         11.1     Computation of Per Share Earnings

                  Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in Note 4 to the Consolidated Financial Statements in this report

         12.1 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

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

                                        UNIVERSAL AMERICAN FINANCIAL CORP.

                                        By: /s/ Robert A. Waegelein
                                            ---------------------------------
                                            Robert A. Waegelein
                                            Executive Vice President and
                                            Chief Financial Officer

Date: November 9, 2004