Form 10-K
period 2004-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2005-03-16
CIK 709878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                COMMISSION FILE NUMBER: 0-11321 [GRAPHIC OMITTED]

                             ----------------------

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            NEW YORK                                           11-2580136
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          SIX INTERNATIONAL DRIVE, SUITE 190, RYE BROOK, NEW YORK 10573
              (Address of principal executive offices and zip code)

                                 (914) 934-5200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                             ----------------------

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
--------------------------------------  ----------------------------------------
Common Stock, par value $.01 per share                   NASDAQ

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                             ----------------------

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $265 million (based on the closing sales price of the registrant's common stock on that date). As of February 25, 2005, 55,201,151 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement in connection with its 2005 Annual Meeting of Stockholders (the "Proxy Statement"), scheduled to be held on May 26, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

                                TABLE OF CONTENTS

          ITEM                    DESCRIPTION                                   PAGE
PART 1     1     Business                                                         4
           2     Properties                                                      48
           3     Legal Proceedings                                               48
           4     Submission of Matters to a Vote of Security Holders             48

PART II    5     Market for the Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of Equity Securities   49
           6     Selected Financial Data                                         51
           7     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            52
           7A    Quantitative and Qualitative Disclosures about Market Risk      81
           8     Financial Statements and Supplementary Data                     83
           9     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                            83
           9A    Controls and Procedures                                         83
           9B    Other Information                                               85

PART III  10     Directors and Executive Officers of the Registrant              85
          11     Executive Compensation                                          85
          12     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                     85
          13     Certain Relationships and Related Transactions                  85
          14     Principal Accountant Fees and Services                          85

Part IV   15     Exhibits and Financial Statement Schedules                      86

                 Signatures                                                      89

      As used in this Annual Report on Form 10-K, "Universal American," "Company," "we," "our," and "us" refer to Universal American Financial Corp. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Portions of the information in this Annual Report on Form 10-K and certain oral statements made from time to time by representatives of the Company may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company's ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

      Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

      Part I

ITEM 1 - BUSINESS

      Universal American Financial Corp. ("Company" or "Universal American") is a specialty health and life insurance holding company, with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Our principal health insurance products for the senior market are Medicare Supplement and Medicare Advantage. In addition, we sell specialty health insurance to self-employed individuals in the United States and Canada, as well as life insurance and fixed annuities. We distribute these products through a career agency system and an independent general agency system. We also provide administrative services for senior market insurance and non-insurance programs to both affiliated and unaffiliated insurance companies.

      Collectively, our insurance subsidiaries are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia, Puerto Rico and all the provinces of Canada. Our managed care subsidiary operates Medicare Advantage health plans in Texas, New York and Pennsylvania.

      We were incorporated under the laws of the State of New York on August 31, 1981. Our corporate headquarters are located at 6 International Drive, Rye Brook, New York 10573 and our telephone number is (914) 934-5200. We make available free of charge on our Internet website (http://www.uafc.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of any materials we file with the SEC can be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of any materials we have filed electronically with the SEC may be accessed at the SEC's website: http://www.sec.gov.

SENIOR MARKET OPPORTUNITY

      We believe that attractive growth opportunities exist in providing an array of products, particularly individual health insurance, to the growing senior market. At present, more than 41 million Americans are eligible for Medicare. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow faster as the so-called baby boomers continue to turn 65. In addition, many large employers, who traditionally have provided retiree medical coverage, have begun to curtail their offerings. Finally, the Federal government has embarked on a program to encourage and incent private insurers to broaden their health insurance offerings to the senior market. Taken together, these conditions present significant opportunities for us to increase the sale of our core products.

      In the past ten years, we have become a leading provider of Medicare Supplement coverage as well as other products designed for the senior market. The primary elements of our success have been broad and deep distribution, active risk management and opportunistic acquisitions. We believe that the market for Medicare Supplement products will continue to be vibrant, especially since many seniors may lose similar coverage that had previously been offered to them as retiree benefits by their former employers.

      The passage of the Medicare Modernization Act of 2003 (the "MMA"), has created new opportunities for us to use our core skills to expand our business. The MMA expanded the healthcare options available to Medicare beneficiaries by, among other things, increasing the reimbursement rates to Medicare managed care plans ("Medicare Advantage") and making available a subsidized prescription drug insurance benefit ("Part D"). Beginning in 2006, every Medicare recipient will be able to buy a prescription drug plan from a private insurer, largely funded by the federal government. This new prescription drug benefit will be available to Medicare managed care enrollees as well as Medicare fee-for-service enrollees. Further, as a result of the increased reimbursement rates to Medicare managed care plans which generally allows Medicare managed care plans to offer more attractive benefits and the additional Part D drug benefit offering, we believe that enrollment in Medicare's managed care programs is likely to increase in the coming years.

OUR STRATEGY

      The principal components of our business strategy are to:

      - Build our senior health insurance business by offering a broad array of products, including:

                  o     Medicare Supplement and Medicare Select

                  o     Medicare Advantage

                  o     Medicare Part D Drug Benefit;

      - Build distribution with an emphasis on expanding our Senior Solutions(R) brand;

      - Sell complementary senior market and specialty health products through our distribution networks;

      -     Build our senior market administrative services business;

      -     Continue to complement our internal growth through acquisitions;

      -     Continue to improve our operating efficiency; and

      - Continue to employ conservative risk management techniques, including maintaining a high quality investment portfolio, disciplined pricing and prudent use of reinsurance.

OUR OPERATING SEGMENTS

      Beginning with this Form 10-K, we have changed the way we report our business to more accurately reflect the way we manage our business. Previously, we looked at our business primarily in terms of the type of distribution channel. Now, we have reorganized our business segments to reflect the products that we sell and the markets that we serve.

      Our business now consists of five principal business segments: Senior Market Health Insurance, Senior Managed Care - Medicare Advantage, Specialty Health Insurance - Self-Employed, Life Insurance/Annuities and Senior Administrative Services. We also report the corporate activities of our holding company in a separate segment. Information regarding each segment's revenue, income or loss before taxes and total assets for each of the last three fiscal years is included in Note 22 - Business Segment Information in our consolidated financial statements included in this Form 10-K. Information regarding our foreign operations in Canada (that are included in our Speciality Health Insurance segment) is included in Note 23 - Foreign Operations in our consolidated financial statements included in this Form 10-K.

      SENIOR MARKET HEALTH INSURANCE

      Our Senior Market Health Insurance segment focuses on selling health insurance products designed for the senior market through our Senior Solutions(R) career agency force and through our network of independent general agencies. Our primary products are Medicare Supplement and Medicare Select. As of December 31, 2004, we had $575 million of gross premiums in force in this segment.

      SENIOR MANAGED CARE - MEDICARE ADVANTAGE

      This segment includes the operations of Heritage Health Systems, Inc. ("Heritage"), which we acquired in May 2004, and our other initiatives in managed care for seniors. Heritage operates Medicare Advantage plans in Southeastern Texas and Medicare Advantage private fee-for-service plans in New York and Pennsylvania. As of the end of 2004, this segment had $172 million of premium in force.

      SPECIALTY HEALTH INSURANCE - SELF-EMPLOYED

      Traditionally, our career agency segment concentrated on selling specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the middle-income, self-employed market in the United States and Canada. Even though the primary focus of this field force in the United States has shifted to the senior market, a significant number of our United States career agents and all of the Canadian career agents continue to actively market these products. This segment also includes certain products that we no longer sell, such as long term care. As of December 31, 2004, we had $167 million of gross premiums in force in this segment.

      LIFE INSURANCE/ANNUITIES

      The focus of this segment is the sale of life insurance and annuity products, principally to the senior market. This segment also includes other traditional life and interest-sensitive life insurance products which are no longer actively being sold. As of December 31, 2004, we had $67 million of gross premiums in force for this segment and policy holder account balances for our annuities and interest-sensitive life insurance products of $478 million.

      SENIOR ADMINISTRATIVE SERVICES

      Our administrative services subsidiary, CHCS Services, Inc. ("CHCS Services"), has emerged as a leading, full-service administrator of senior insurance products and an innovator in geriatric care management. We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for insurance and insurance-related products and services. Currently, we provide services to over 50 companies as well as to our own insurance company subsidiaries. Our Senior Administrative Services segment generated revenues of $57 million for the year ended December 31, 2004.

      CORPORATE

      Our corporate segment reflects the activities of our holding company including debt service, certain senior executive compensation and compliance with regulatory requirements resulting from our status as a public company.

SIGNIFICANT TRANSACTIONS - ACQUISITIONS

      ACQUISITION OF HERITAGE HEALTH SYSTEMS, INC.

      On May 28, 2004, we acquired Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of our credit facility and $33.1 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to the date of acquisition are not included in our consolidated financial statements.

      ACQUISITION OF PYRAMID LIFE

      On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life Insurance Company ("Pyramid Life"). Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement and Select, long term care, life insurance, and annuities. With this acquisition, we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. Pyramid Life currently markets its products in 30 states through a career agency sales force of over 1,000 agents operating out of 39 Senior Solutions(R) Sales Centers. Following a transition period that took approximately ten months, the Pyramid Life business was fully transitioned into our existing operations. Operating results generated by Pyramid Life prior to the date of acquisition are not included in our consolidated financial statements.

      RECAPTURE OF REINSURANCE CEDED

      Effective April 1, 2003, we entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division under two quota share contracts. No ceding allowance was paid in the recapture and we currently retain 100% of the risks on the $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

      ACQUISITION OF NATIONWIDE BLOCK OF BUSINESS

      In November 2002, we entered into an agreement with Nationwide Life Insurance Company to acquire, through a 100% quota share reinsurance agreement, Nationwide's individual Medicare Supplement policies. Approximately $22 million of annualized premium was in force at the date of acquisition.

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

      ACQUISITION OF GUARANTEE RESERVE MARKETING ORGANIZATION

      Effective July 1, 2003, we entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization, including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance, primarily for seniors. Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with us administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. New business has been written by our subsidiaries with 50% of the risk ceded to Swiss Re beginning in the second quarter of 2004 as the products were approved for sale in each state.

SIGNIFICANT TRANSACTIONS - FINANCING

      SHELF REGISTRATION

      On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P ("Capital Z"), our largest shareholder. In the event that Capital Z sells all of the five million shares, Capital Z would still own 20.3 million shares or approximately 37% of our outstanding common stock, before giving effect to any issuance of shares by us pursuant to the shelf registration. The shelf registration statement was declared effective in December 2004.

      The shelf registration statement enables us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offering pursuant to this shelf will be established at the time of the offering. We plan to use the proceeds from any future offering under the registration statement for general corporate purposes, including, but not limited to, working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt. A more detailed description of the use of proceeds will be included in any specific offering of securities in the prospectus supplement relating to the offering. A copy of the shelf registration statement as filed with the SEC on Form S-3 may be obtained at the SEC's website at www.sec.gov, or through the Investor Relations section of the Universal American website at www.uafc.com.

      2003 CREDIT AGREEMENT AND 2004 AMENDMENT

      In connection with the acquisition of Pyramid Life on March 31, 2003, we entered into a new $80 million credit facility consisting of a $65 million term loan and a $15 million revolving loan facility. We used the proceeds from the new term loan to repay the $38 million balance outstanding on our then existing term loan and the balance to fund the purchase of Pyramid Life.

      In connection with the acquisition of Heritage on May 28, 2004, we amended the March 2003 credit facility to increase the term loan to $105 million from $36.4 million, the balance then outstanding. We used the additional proceeds to fund the purchase of Heritage. Under the amended credit agreement, the interest rate was reduced to 225 basis points over the three month London Inter Bank Offering Rate, the term was extended to March 2009, and the amortization was reduced in the early years. As of December 31, 2004, the outstanding balance on our term loan was $101 million. Information regarding our term loan is included in Note 14 - Loan Payable in our consolidated financial statements included in this Form 10-K.

      TRUST PREFERRED ISSUANCES

      During 2003, we issued $60 million of fixed and floating rate trust preferred securities through subsidiary trusts which, combined with the $15 million issued in December 2002, results in a total of $75 million of such securities outstanding. A portion of the proceeds of the 2003 issuances was used to pay down our existing debt, and the balance was retained at the parent company for general corporate purposes. Information regarding our trust preferred securities is included in Note 15 - Other Long Term Debt in our consolidated financial statements included in this Form 10-K.

OUR BUSINESS

      SENIOR MARKET HEALTH INSURANCE

      Medicare Supplement and Medicare Select. Our core senior market health insurance products are Medicare Supplement and Medicare Select plans. Under Federal and National Association of Insurance Commissioners ("NAIC") model regulations adopted in nearly all states, there are currently 12 standard Medicare Supplement plans (Plans A through J and High Deductible Plans F and J). These policies provide supplemental coverage for many of the medical expenses that the basic Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program's maximum benefits. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare Supplement insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance company subsidiaries offer Medicare Supplement policies primarily on plans A, B, C, D, F, G and High Deductible F. In some areas, we also sell Medicare Select policies in conjunction with hospitals that contract with us to waive the Medicare Part A deductible.

      These products are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but we can seek to increase premium rates on existing and future policies issued based upon our actual claims experience. We monitor the claims experience and, when necessary, apply for rate increases in the states in which we sell the products. These rate increases are subject to state regulatory approval and Federal and state loss-ratio requirements.

      Other Senior Health Products. Our other senior health products include acute recovery care ("Acute Care"), senior dental and hospital indemnity products marketed to seniors. Acute Care and senior dental are new products which we added to our portfolio in 2004. Our Acute Care product provides benefits for confined care and home health care for short term periods for individuals recovering from accident or serious illness. Senior dental is a scheduled benefit indemnity product for seniors that allows policyholders to use their own dentists.

      Medicare Part D. Beginning in 2006, private insurers will be permitted to offer an insured stand-alone prescription drug benefit ("Part D") pursuant to the MMA. A portion of the premium for this insurance will be paid by the federal government, and the balance, if any, will be paid by the individuals who enroll. The federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. We plan to file with appropriate governmental authorities to offer these programs in several of the regions that have been established for this program. There is no assurance that our applications will be accepted or that the program will provide meaningful revenues.

      New Business Production. The following tables show our total new sales (issued annualized premiums) of our senior market health insurance products produced by our independent agency and career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                                         GROSS                                   NET
                                            ---------------------------------      -------------------------------
                                                 YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                            ---------------------------------      -------------------------------
                PRODUCTION                   2002         2003         2004         2002        2003        2004
----------------------------------------    -------      -------      -------      -------     -------     -------
                                                                        (IN THOUSANDS)
SENIOR MARKET HEALTH INSURANCE
    Medicare Supplement/Select..........    $92,059      $86,130      $83,469      $46,932     $74,116     $83,469
    Other Senior Health.................         --           --        1,282           --          --         758
                                            -------      -------      -------      -------     -------     -------
       TOTAL............................    $92,059      $86,130      $84,751      $46,932     $74,116     $84,227
                                            =======      =======      =======      =======     =======     =======
                    Percentage retained                                                 51%         86%         99%

      Annualized Premium In Force. Total senior market insurance product annualized premium in force on a gross basis and the net amount we retained after reinsurance, is as follows:

                                                           GROSS                                  NET
                                            ------------------------------------   ----------------------------------
                                                  YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                            ------------------------------------   ----------------------------------
                 IN FORCE                     2002          2003          2004       2002         2003         2004
----------------------------------------    --------      --------      --------   --------     --------     --------
                                                                          (IN THOUSANDS)
SENIOR MARKET HEALTH INSURANCE
    Medicare Supplement/Select..........    $424,800      $561,800      $573,600   $102,000     $319,000     $368,800
    Other Senior Health.................       1,300         1,100         1,800      1,000          900        1,300
                                            --------      --------      --------   --------     --------     --------
       TOTAL............................    $426,100      $562,900      $575,400   $103,000     $319,900     $370,100
                                            ========      ========      ========   ========     ========     ========
                    Percentage retained                                                  24%          57%          64%

      SENIOR MANAGED CARE -- MEDICARE ADVANTAGE

      With the acquisition of Heritage and internally generated initiatives, we now offer a line of Medicare Advantage products to complement our Medicare Supplement business.

      Medicare Advantage: HMO Plan. SelectCare of Texas, the health plan operated by Heritage, offers an HMO product in several counties in Houston and southeastern Texas. The plan provides all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This HMO product is built around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, for certain products, the plan may collect a monthly premium from its members.

      This Plan is distributed by Heritage's direct sales force, and our career agents through Senior Solutions(R) Centers in the coverage areas. As of December 31, 2004, SelectCare had approximately 18,800 members enrolled.

      Medicare Advantage: Private Fee for Service. In June 2004, we began enrolling members in Medicare Advantage private fee for service ("PFFS") plans in certain counties of New York and Pennsylvania. These plans provide enhanced health care benefits compared to traditional Medicare, including a prescription drug benefit, subject to cost sharing and other limitations. There are no provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to a fixed monthly payment per member from CMS, individuals in these plans pay a monthly premium. The PFFS products are distributed by our independent agents in the coverage areas. As of December 31, 2004, 1,405 members were enrolled in the program generating approximately $9.6 million of annualized revenue. In early 2005, we filed for expansion of this program into several additional states.

      Membership and Annualized Premium In Force. Membership for our health plan and private fee for service plans and the related annualized premium in force, is as follows:

                                       MEMBERSHIP           ANNUALIZED PREMIUMS
                                ------------------------  -----------------------
                                 MAY 28,    DECEMBER 31,   MAY 28,   DECEMBER 31,
SENIOR MANAGED CARE               2004         2004         2004         2004
-----------------------------   --------    ------------  --------   ------------
                                                             (IN THOUSANDS)
Health Plan (1) .............     16,075       18,822     $140,700     $162,800
Private Fee for Service (2)..         --        1,405           --        9,600
                                --------     --------     --------     --------
   TOTAL ....................     16,075       20,227     $140,700     $172,400
                                ========     ========     ========     ========

(1) The health plan was included in the acquisition of Heritage on May 28, 2004.
(2) We began enrolling members in our private fee for service plan in June, 2004.

      SPECIALTY HEALTH INSURANCE - SELF-EMPLOYED

      Products in our Specialty Health Insurance segment include fixed benefit accident and sickness disability and other health insurance products sold to the self-employed market in the United States and Canada, as well as certain lines of business no longer being sold, including long term care and major medical. This segment's products are distributed primarily by our career agents.

      Fixed Benefit Accident and Sickness. Fixed benefit accident and health products provide three principal types of benefits: disability (fixed periodic payments to an insured who becomes disabled and unable to work due to an accident or sickness), hospital (fixed periodic payments to an insured who becomes hospitalized), and surgical (fixed single payments that vary in amount for specified surgical or diagnostic procedures). Because the benefits we provide are fixed in amount at the time of policy issuance and are not intended to provide full reimbursement for medical and hospital expenses, payment amounts are not generally affected by inflation or the rising cost of health care services.

      Long Term Care. As of the end of 2004, we no longer distribute new long term care products. Previously, we had offered several long term care plans consisting of fully integrated plans and nursing home, and home health care plans, which remain in force. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but can seek to increase premium rates on existing policies based upon our actual claims experience, subject to state regulatory approval and loss-ratio requirements.

      New Business Production. The following tables show our total new sales (issued annualized premiums) of specialty health insurance products produced by primarily by our career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                                  GROSS                                 NET
                                      -------------------------------     -------------------------------
                                          YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                      -------------------------------     -------------------------------
           PRODUCTION                  2002        2003        2004        2002        2003        2004
---------------------------------     -------     -------     -------     -------     -------     -------
                                                                 (IN THOUSANDS)
SPECIALTY HEALTH INSURANCE
    Accident & Sickness and Other
       Specialty Health .........     $ 9,118     $ 8,337     $ 7,494     $ 9,118     $ 8,337     $ 7,494
    Canadian Products ...........       7,834       6,334       6,438       7,834       6,334       6,438
    Long Term Care ..............       7,756       5,164       1,691       3,878       2,707         948
                                      -------     -------     -------     -------     -------     -------
       TOTAL ....................     $24,708     $19,835     $15,623     $20,830     $17,378     $14,880
                                      =======     =======     =======     =======     =======     =======

           Percentage retained                                                 84%         88%         95%

      Annualized Premium In Force. Total specialty health insurance product annualized premium in force on a gross basis and the net amount we retained after reinsurance, is as follows:

                                                     GROSS                                  NET
                                      ----------------------------------     ----------------------------------
                                           YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                      ----------------------------------     ----------------------------------
            IN FORCE                    2002         2003        2004          2002         2003         2004
---------------------------------     --------     --------     --------     --------     --------     --------
                                                                   (IN THOUSANDS)
SPECIALTY HEALTH INSURANCE
    Accident & Sickness and Other
       Specialty Health .........     $ 69,100     $ 70,600     $ 63,300     $ 62,300     $ 64,300     $ 61,200
    Canadian Products ...........       51,700       57,000       61,300       51,700       57,000       61,300
    Long Term Care ..............       36,300       43,900       41,900       22,500       27,200       27,100
                                      --------     --------     --------     --------     --------     --------
       TOTAL ....................     $157,100     $171,500     $166,500     $136,500     $148,500     $149,600
                                      ========     ========     ========     ========     ========     ========

           Percentage retained                                                     87%          87%          90%

      LIFE INSURANCE/ANNUITIES

      This segment includes all of the life insurance and annuity business that we sell in the United States. The life insurance products that we currently sell are designed primarily for the senior market. These include "final expense" life insurance and asset accumulation life insurance. In addition, we sell single and flexible premium fixed annuities. These products are distributed through both independent general agents and our career agency distribution systems. This segment also includes previously produced or acquired term, universal life, and whole life insurance products that are no longer sold.

      Senior Life. We offer a line of low-face amount, simplified issue whole life products that are sold by our senior market independent agency and our career agency systems.

      Asset Enhancer Life Insurance. We market a line of interest sensitive whole life products that are designed for efficient asset transfer to beneficiaries. These products also offer acceleration of benefit features that cover certain long term care expenses.

      New Business Production. The following tables show our total new sales (issued annualized premiums) of our life insurance products produced by our independent agency and career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                               GROSS                             NET
                                    ----------------------------    ----------------------------
                                      YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                    ----------------------------    ----------------------------
              PRODUCTION             2002       2003      2004       2002       2003       2004
----------------------------------  ------    -------    -------    ------    -------    -------
                                                          (IN THOUSANDS)
LIFE INSURANCE....................  $6,729    $25,264    $38,469    $5,187    $16,109    $23,951
                                    ======    =======    =======    ======    =======    =======
             Percentage retained                                        77%        64%        62%

      Annuities. We market single and flexible premium deferred annuities primarily focusing on the senior and retirement markets. The base rates on the annuity products currently marketed by us range from 3% to 3.6%. We offer sales inducements in the form of first year only bonus interest rates, which range from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 3% to 7.3%. Our currently marketed annuity products have minimum guaranteed interest rates ranging from 1.5% to 3%. We have the right to change the crediting rates at any time, subject to the minimums, and generally adjust them quarterly.

      Annuity deposits are not reported as revenue in accordance with generally accepted accounting principles. The following table shows our annuity deposits by distribution channel:

                                         YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                      2002         2003        2004
                                     -------     --------     -------
                                              (IN THOUSANDS)
Senior Market Independent Agents     $17,561     $ 62,294     $19,495
Career Agency ..................      33,018       63,564      56,944
                                     -------     --------     -------
       TOTAL ANNUITY DEPOSITS ..     $50,579     $125,858     $76,439
                                     =======     ========     =======

      The decline in annuity deposits is as a result of a reduction in the current interest rates that we credit and the minimum interest rates that we guarantee on our annuity products.

SENIOR ADMINISTRATIVE SERVICES

      We have built our administrative services capabilities through internal development and acquisition. Through our wholly owned subsidiary, CHCS Services, we provide outsourcing services that support insurance and non-insurance products, primarily for the senior market.

      We perform a full range of administrative services for senior market insurance products, primarily Medicare Supplement and Select, senior life and long term care, for both affiliated and unaffiliated companies. The services include policy underwriting and issuance, policy billing and collection, telephone verification, policyholder services, claims adjudication and payment, clinical case management, care assessment and referral to health care facilities.

      We also perform similar services, particularly in the long term care area, for non-insurance products offered both by insurance and non-insurance companies, including our Nurse Navigator(SM) product, a non-insurance elder care service product that includes health related information and referrals and access to nationwide networks of geriatric care nurses and long term care providers available on a discounted basis.

      We utilize state of the art technology and a national network of highly trained health care professionals to provide the administrative platform for these insurance and insurance-related products and services. The information technology includes electronic claims processing, imaging and workflow processes to ensure maximum efficiency in policy issue, policy administration and claims processing. Our proprietary network of registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our proprietary network of discount providers is an integral part of our geriatric care management services. We have a customer contact center that provides around the clock access to our nurses on staff and can handle calls in several different languages.


      The following table shows the sources of our service fee revenue by type of product:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                 2002        2003        2004
                                                -------     -------     -------
                                                        (IN THOUSANDS)
Affiliated Revenue
    Medicare Supplement .....................   $18,604     $22,478     $29,376
    Long term care ..........................     2,635       2,589       2,752
    Life Insurance ..........................       347       2,480       3,942
    Other ...................................     1,245       1,797       2,819
                                                -------     -------     -------
       Total Affiliated Revenue .............    22,831      29,344      38,889
                                                -------     -------     -------
Unaffiliated Revenue
    Medicare Supplement .....................     9,022       9,469       8,557
    Long term care ..........................     8,205       7,065       6,331
    Non-insurance products ..................     1,270       1,563       1,552
    Other ...................................     1,420       1,042       1,330
                                                -------     -------     -------
       Total Unaffiliated Revenue ...........    19,917      19,139      17,770
                                                -------     -------     -------
Total Administrative Services Revenue........   $42,748     $48,483     $56,659
                                                =======     =======     =======

      Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer which amounted to $5.3 million for the year ended December 31, 2004, $7.4 million for 2003 and $6.9 million for 2002. These fees, together with the affiliated revenue, were eliminated in consolidation.

MARKETING AND DISTRIBUTION

      We distribute our insurance and managed care products through both our career agency system and a traditional independent general agency system. We measure new sales of our products based on issued annualized premiums, representing the total annual premium expected to be received by us on policies that were issued during the year. The following tables show our new sales, excluding annuity deposits, (issued annualized premiums) by distribution channel and by major product line on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                         SENIOR       SENIOR                         LIFE
                                         MARKET       MANAGED      SPECIALTY      INSURANCE
                  PRODUCT                HEALTH        CARE          HEALTH       /ANNUITIES      TOTAL
-------------------------------------   --------      --------     ---------      ----------     --------
                                                                 (IN THOUSANDS)
TOTAL DISTRIBUTION - GROSS
    2004.............................   $ 84,752      $ 21,574      $ 15,623       $ 38,469      $160,418
    2003.............................     86,130            --        19,836         25,264       131,230
    2002.............................     92,059            --        24,707          6,730       123,496

TOTAL DISTRIBUTION - NET
    2004.............................  $  84,227      $ 21,574      $ 14,879       $ 23,951      $144,631
    2003.............................     74,116            --        17,379         16,109       107,604
    2002.............................     46,932            --        20,829          5,187        72,948

      We have continued to expand geographically, and we have increased our recruiting efforts to augment our production. Additionally, based on the increased financial strength of our Company, we have increased our retention on new Medicare Supplement business, in order to continue growing our net premium.

      One marketing organization produced 8.5% in 2004 and 7.6% in 2003 of our total annualized new sales, primarily senior life business. In 2002, two marketing organizations produced 6.4% and 5.8%, respectively, of our total annualized new sales, primarily Medicare Supplement business. No other marketing organization or single agent produced more than 5.0% of our total annualized new sales in 2004, 2003 or 2002.

      CAREER AGENCY

      In order to maximize production from our career agency sales force, we focus on the sale of senior market insured and non-insured products through our Senior Solutions(R) program. Senior Solutions(R) is our trademarked brand for our portfolio of supplemental health and life insurance, asset protection and senior care service products we offer the senior market, exclusively through our career companies of Pennsylvania Life and Pyramid Life. In 2004, our career agents also began distributing our Medicare Advantage products. As of December 31, 2004, our career field force had 84 Senior Solutions(R) branch offices throughout the United States with approximately 1,800 agents. In contrast to independent agents, career agents have an exclusive arrangement with us, and only sell products that we provide or authorize.

      Immediately after we acquired Heritage, our Senior Solutions(R) offices in Southeastern Texas began to sell our SelectCare health plan product. By the end of 2004, our Senior Solutions(R) agents represented approximately 35% of the new sales of this product.

      In addition, our career agency sales force distributes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the self-employed market in the United States and Canada. We have 13 branch offices in Canada, with approximately 300 agents that focus primarily on this market.

      The following tables show our new sales, excluding annuity deposits, (issued annualized premiums) by our career agency systems by major product line on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                                SENIOR        SENIOR                           LIFE
                                                MARKET        MANAGED       SPECIALTY       INSURANCE
                  PRODUCT                       HEALTH         CARE          HEALTH         /ANNUITIES          TOTAL
---------------------------------------        --------       --------      --------        ----------        --------
                                                                         (IN THOUSANDS)
CAREER AGENCY - GROSS
    2004...............................        $ 26,614       $ 11,284      $ 15,408          $ 5,466         $ 58,772
    2003...............................          20,242             --        17,588            5,014           42,844
    2002...............................           1,826             --        20,561            2,872           25,259

CAREER AGENCY - NET
    2004...............................          26,277       $ 11,284      $ 14,771          $ 5,466         $ 57,798
    2003...............................          19,658             --        16,255            5,014           40,927
    2002...............................             913             --        18,756            2,872           22,541

      SENIOR MARKET INDEPENDENT AGENTS

      This field force focuses on the sale of senior market products, including Medicare Supplement and Medicare Select, senior life insurance, Acute Care and senior dental products and annuities. These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. We now sell our products through approximately 28,000 independent licensed agents in 35 states and have plans to recruit more agents and expand into additional states.

      In 2004, we began offering our Medicare Advantage private fee for service products in New York and Pennsylvania through our senior market independent agents.

      The following tables show our new sales, excluding annuity deposits, (issued annualized premiums) by our independent general agency system by major product line on a gross basis (before reinsurance) and a net basis (after reinsurance):

                                                SENIOR        SENIOR                           LIFE
                                                MARKET        MANAGED       SPECIALTY       INSURANCE
                  PRODUCT                       HEALTH         CARE          HEALTH         /ANNUITIES         TOTAL
---------------------------------------        --------       --------      ---------       ----------        --------
                                                                         (IN THOUSANDS)
SENIOR MARKET INDEPENDENT AGENTS -
    GROSS
    2004...............................        $ 58,137       $ 10,291      $    215        $ 33,003          $101,646
    2003...............................          65,888             --         2,247          20,250            88,384
    2002...............................          90,233             --         4,146           3,858            98,237

SENIOR MARKET INDEPENDENT AGENTS - NET
    2004...............................        $ 57,951       $ 10,291      $    107        $ 18,485          $ 86,834
    2003...............................          54,458             --         1,124          11,095            66,677
    2002...............................          46,019             --         2,073           2,315            50,407

      DIRECT DISTRIBUTION

      The Medicare Advantage HMO products offered by Heritage in the Texas market are also distributed directly to consumers through a full-time employee sales force. If we expand the geographical areas in which we market Medicare Advantage HMO plans, we intend to build this aspect of our distribution.

GEOGRAPHICAL DISTRIBUTION OF PREMIUM

      Through our insurance subsidiaries, we are licensed to market our products in all fifty states, the District of Columbia, Puerto Rico and in all the provinces of Canada. Our managed care subsidiary operates Medicare Advantage health plans in Texas, New York and Pennsylvania. The following table shows the geographical distribution of the direct cash premium and annuity deposits collected (in thousands), as reported on a statutory basis to the regulatory authorities for the full year of 2004:

                                            REPETITIVE
                                 % OF      DIRECT CASH      % OF         ANNUITY       % OF
 STATE/REGION     TOTAL         TOTAL        PREMIUM       PREMIUM       DEPOSITS     ANNUITY
--------------   --------     ---------    -----------    ---------      --------    ---------
Texas ........   $184,754         19.5%      $182,251         20.9%      $  2,503         3.3%
Florida ......    133,745         14.1%       126,011         14.5%         7,734        10.2%
Canada .......     60,400          6.4%        60,400          6.9%            --        -- %
New York .....     58,257          6.1%        46,086          5.3%        12,171        16.1%
Indiana ......     48,976          5.2%        44,088          5.1%         4,888         6.4%
Pennsylvania..     48,933          5.2%        47,158          5.4%         1,775         2.3%
Wisconsin ....     48,955          5.2%        32,034          3.7%        16,921        22.3%
                 --------     --------       --------     --------       --------    --------
    Subtotal..    584,020         61.6%       538,028         61.7%        45,992        60.7%
All other ....    363,498         38.4%       333,695         38.3%        29,803        39.3%
                 --------     --------       --------     --------       --------    --------
Total ........   $947,518        100.0%      $871,723        100.0%      $ 75,795       100.0%
                 ========     ========       ========     ========       ========    ========

TOTAL BUSINESS IN FORCE

      Our direct, acquired and assumed annualized premium in force (including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance) and related policy counts are shown in the following tables:

                                                                      GROSS ANNUALIZED PREMIUM IN FORCE
                                                                              DECEMBER 31, 2004
                                                                              -----------------
                                                                    (IN MILLIONS, POLICIES IN THOUSANDS)
                                      ---------------------------------------------------------------------------------------------
                                        SENIOR MARKET
                                      INDEPENDENT AGENTS        CAREER AGENCY          DIRECT                     TOTAL
                                      ------------------        -------------     --------- ------      ----------------------------
                                         $          %           $          %        $          %         $           %      POLICIES
                                       -----      -----       -----      -----    -----      -----      -----      -----    --------
SENIOR MARKET HEALTH INSURANCE
    Medicare Supplement/Select ..      447.4       83.2%      126.2       43.5%      --          -%     573.6       58.4%    310.1
    Other Senior Health .........        1.2        0.2%        0.6        0.2%      --          -%       1.8        0.2%      4.3
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
SUB TOTAL .......................      448.6       83.5%      126.8       43.7%      --          -%     575.4       58.6%    314.4
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
SENIOR MANAGED CARE - MEDICARE
    ADVANTAGE
    Health Plan .................         --          -%        8.7        3.0%   154.1      100.0%     162.8       16.7%     18.8
    Private Fee for Service .....        9.6        1.7%          -          -%      --          -%       9.6        1.0%      1.4
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
SUB TOTAL .......................        9.6        1.7%        8.7        3.0%   154.1      100.0%     172.4       17.6%     20.2
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
SPECIALTY HEALTH INSURANCE
    Accident & Sickness and Other        4.4        0.8%       58.9       20.3%      --          -%      63.3        6.4%    200.5
    Canadian Products ...........         --          -%       61.3       21.1%      --          -%      61.3        6.2%    131.9
    Long Term Care ..............       24.0        4.5%       17.9        6.2%      --          -%      41.9        4.3%     24.7
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
SUB TOTAL .......................       28.4        5.3%      138.1       47.6%      --          -%     166.5       16.9%    357.1
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
LIFE INSURANCE/ANNUITY ..........       50.9        9.5%       16.5        5.7%      --          -%      67.4        6.9%    182.4
                                       -----      -----       -----      -----    -----      -----      -----      -----     -----
TOTAL ...........................      537.5      100.0%      290.1      100.0%   154.1      100.0%     981.7      100.0%    874.2
                                       =====      =====       =====      =====    =====      =====      =====      =====     =====

                                                                    GROSS ANNUALIZED PREMIUM IN FORCE
                                                                            DECEMBER 31, 2003
                                                                      (IN MILLIONS, POLICIES IN THOUSANDS)

                                        SENIOR MARKET
                                      INDEPENDENT AGENTS      CAREER AGENCY            DIRECT                 TOTAL
                                        $           %          $          %            $     %        $         %       POLICIES
                                       -----      -----       -----      -----       -----  -----   -----      -----    --------
SENIOR MARKET HEALTH INSURANCE

    Medicare Supplement/Select ..      449.9       85.6%      111.9       42.0%         --     -%   561.8       70.9%      309.5
    Other Senior Health .........        1.1        0.2%         --        0.0%         --     -%     1.1        0.1%        1.9
                                       -----      -----       -----      -----       -----  -----   -----      -----       -----
SUB TOTAL .......................      451.0       85.8%      111.9       42.0%         --     -%   562.9       71.1%      311.5
                                       -----      -----       -----      -----       -----  -----   -----      -----       -----

SPECIALTY HEALTH INSURANCE

    Accident & Sickness and other        9.3        1.8%       61.3       23.0%         --     -%    70.6        8.9%      196.7
    Canadian Products ...........         --        0.0%       57.0       21.4%         --     -%    57.0        7.2%      135.9
    Long Term Care ..............       25.5        4.9%       18.4        6.9%         --     -%    43.9        5.5%       26.1
                                       -----      -----       -----      -----       -----  -----   -----      -----       -----
SUB TOTAL .......................       34.8        6.6%      136.7       51.3%         --     -%   171.5       21.6%      358.6
                                       -----      -----       -----      -----       -----  -----   -----      -----       -----

LIFE INSURANCE/ANNUITY ..........       39.7        7.6%       18.0        6.7%         --     -%    57.7        7.3%      135.0
                                       -----      -----       -----      -----       -----  -----   -----      -----       -----

TOTAL ...........................      525.5      100.0%      266.6      100.0%         --     -%   792.1      100.0%      805.0
                                       =====      =====       =====      =====       =====  =====   =====      =====       =====

ACCOUNT VALUES ON INTEREST-SENSITIVE PRODUCTS

      The following table shows the account values and policy counts for our interest-sensitive products before reinsurance. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

                                                     AS OF DECEMBER 31,
                                              2002          2003          2004
                                            --------      --------      --------
                                                        (IN THOUSANDS)
Annuities ..............................    $134,860      $256,521      $317,085
Interest-sensitive Life................      136,718       163,164       161,288
                                            --------      --------      --------
       Grand Total ....................     $271,578      $419,685      $478,373
                                            ========      ========      ========
Policies ..............................         33.6          46.1          46.1
                                            ========      ========      ========

INVESTMENTS

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life and certain floating rate portfolios, which are managed by Hyperion Capital. MFC Global Investment Management manages our Canadian portfolio. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "BBB-" (Standard & Poor's Corporation), "Baa3" (Moody's Investor Service), or higher. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

      The following table summarizes the composition of our investment portfolio by carrying value (which represents fair value):

                                                 DECEMBER 31, 2003                DECEMBER 31, 2004
                                         --------------------------------   -------------------------------
                                                               PERCENT OF                       PERCENT OF
                                                                 TOTAL                            TOTAL
                                          CARRYING VALUE        CARRYING    CARRYING VALUE       CARRYING
                                           (FAIR VALUE)          VALUE        (FAIR VALUE)         VALUE
                                           ------------          -----        ------------         -----
                                                                    (IN THOUSANDS)
Fixed Maturity Securities:
    U.S. Government and
    Government agencies (1) ..........      $  226,738            17.6%       $  199,572            14.5%
    Mortgage-backed (1) ..............          52,992             4.1%          133,596             9.7%
    Asset-backed .....................          48,080            3.70%           87,529             6.4%
    Foreign securities (2) ...........         236,934            18.4%          238,347            17.2%
    Investment grade corporates ......         568,288            44.2%          504,775            36.6%
    Non-investment grade corporates ..           8,360             0.6%            7,003             0.5%
                                            ----------      ----------        ----------      ----------
       Total fixed maturity securities       1,141,392            88.7%        1,170,822            84.9%

Cash and cash equivalents ............         116,524             9.1%          181,257            13.1%

Other Investments:
    Policy loans .....................          25,502             2.0%           24,318             1.8%
    Equity securities ................           1,507             0.1%              755             0.1%
    Other invested assets ............           1,583             0.1%            1,187             0.1%
                                            ----------      ----------        ----------      ----------

Total cash and invested assets .......      $1,286,508           100.0%        1,378,339           100.0%
                                            ==========      ==========        ==========      ==========

(1) U.S. Government and government agencies include GNMA and FMNA mortgage-backed securities.

(2) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

      The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                        PERCENT OF TOTAL
               AVAILABLE FOR SALE                       CARRYING VALUE  FIXED MATURITIES
               ------------------                       --------------  ----------------
                                                               (IN THOUSANDS)
Due in 1 year or less ..............................      $   35,118        3.0%
Due after 1 year through 5 years ...................         208,709       17.8%
Due after 5 years through 10 years..................         326,983       27.9%
Due after 10 years .................................         267,259       22.8%
Asset-backed securities ............................          87,529        7.5%
Mortgage-backed securities .........................         245,224       21.0%
                                                          ----------      -----
       Total .......................................      $1,170,822      100.0%
                                                          ==========      =====

      The following table shows the distribution of the ratings assigned by Standard & Poor's Corporation to the securities in our portfolio of fixed maturity securities:

                                            DECEMBER 31, 2003                     DECEMBER 31, 2004
                                  ------------------------------        ----------------------------------
                                                              (IN THOUSANDS)
                                 CARRYING VALUE                         CARRYING VALUE
        STANDARD & POOR'S       (ESTIMATED FAIR    % OF TOTAL FIXED    (ESTIMATED FAIR    % OF TOTAL FIXED
             RATING                  VALUE)           INVESTMENT            VALUE)           INVESTMENT
             ------                  ------           ----------            ------           ----------
AAA..........................       $  380,683         33.4%              $  425,504          36.3%
AA...........................          123,752         10.8%                 136,396          11.7%
A                                      475,056         41.6%                 434,710          37.1%
BBB..........................          153,540         13.5%                 167,209          14.3%
BB...........................            7,768          0.6%                   7,003           0.6%
B............................              593          0.1%                      --            --%
                                    ----------        -----               ----------         -----
        Total................       $1,141,392        100.0%              $1,170,822         100.0%
                                    ==========        =====               ==========         =====

      At December 31, 2004, 99.4% of our fixed maturity investments were rated "investment grade" compared to 99.3% as of December 31, 2003. "Investment grade" securities are those rated "BBB-" or higher by Standard & Poor's Corporation or "Baa3" or higher by Moody's Investors Service. We owned approximately $332.8 million of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, as of December 31, 2004 compared to $253.1 million, as of December 31, 2003, representing approximately 28.4% of our fixed maturity portfolio as of December 31, 2004 and 22.2% of our fixed maturity portfolio as of December 31, 2003. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

      Fixed maturity securities with less than investment grade ratings had aggregate carrying values of $7.0 million as of December 31, 2004 and $8.4 million as of December 31, 2003, amounting to 0.6% of total investments as of December 31, 2004 and 0.7% of total investments as of December 31, 2003. These securities represented less than 0.4% of total assets as of December 31, 2004 and 0.5% of total assets as of December 31, 2003. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2004 was $3.0 million, which was less than 0.2% of total assets. During the year ended December 31, 2004, we did not write down the value of any fixed maturity securities. We wrote down the value of certain of our fixed maturity portfolio's securities considered to have been subject to an other-than-temporary decline in value by $1.3 million in 2003 and $10.6 million in 2002 (primarily as a result of the impairment of our WorldCom bonds, which were disposed of in the third quarter of 2002 at a price approximating their carrying value after the other-than-temporary decline was recognized). The other-than-temporary impairments were included in net realized gains (losses) on investments in our consolidated statements of operations.

   INVESTMENT INCOME

   Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates will have on our financial statements. The following table presents the investment results of our total invested asset portfolio:

                                                     YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------
                                              2002              2003             2004
                                         ----------        ----------       ----------
                                                         (IN THOUSANDS)
Total cash and invested assets,
  end of period ......................   $  999,902        $1,286,508       $1,378,339
                                         ==========        ==========       ==========
Net investment income ................   $   57,716        $   61,075       $   65,191
                                         ==========        ==========       ==========
Yield on average cash and
  investments ........................          6.1%              5.3%             4.9%
                                         ==========        ==========       ==========
Net realized investment gains
  (losses) on the sale of
  securities (including
  other-than-temporary declines
  in market value) ...................   $   (5,083)       $    2,057       $   10,647
                                         ==========        ==========       ==========

    The decrease in our yield is a result of a decline in overall economic interest rates and our decision to maintain higher cash balances in anticipation of an increase in the economic interest rates.

REINSURANCE

   In the normal course of business, we reinsure portions of certain policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. Accordingly, we are party to several reinsurance agreements on our life and accident & health insurance risks. Our senior market accident & health insurance products are generally reinsured under quota share coinsurance treaties, while our life insurance risks are generally reinsured under either quota share coinsurance or yearly-renewable term treaties. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds.

   The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

                                                  DECEMBER 31, 2003                            DECEMBER 31, 2004
                                     ------------------------------------------    -------------------------------------------
                                      GROSS        CEDED       NET     RETAINED     GROSS       CEDED        NET      RETAINED
                                      -----        -----       ---     --------     -----       -----        ---      --------
                                            (In millions)
SENIOR MARKET HEALTH INSURANCE
  Medicare Supplement/Select ..      $561.8      $242.8      $319.0       57%      $573.6      $204.8      $368.8       64%
  Other Senior Health .........         1.1         0.2         0.9       82%         1.8         0.5         1.3       72%
                                     ------      ------      ------      ---       ------      ------      ------      ---
SUB TOTAL .....................       562.9       243.0       319.9       57%       575.4       205.3       370.1       64%
                                     ------      ------      ------      ---       ------      ------      ------      ---

SPECIALTY HEALTH INSURANCE

  Accident & Sickness and other        70.6         6.3        64.3       91%        63.3         2.1        61.2       97%
  Canadian Products ...........        57.0          --        57.0      100%        61.3          --        61.3      100%
  Long Term Care ..............        43.9        16.7        27.2       62%        41.9        14.8        27.1       65%
                                     ------      ------      ------      ---       ------      ------      ------      ---
SUB TOTAL .....................       171.5        23.0       148.5       87%       166.5        16.9       149.6       90%
                                     ------      ------      ------      ---       ------      ------      ------      ---
LIFE INSURANCE/ANNUITIES ......        57.7        12.6        45.1       78%        67.4        19.5        47.9       71%
                                     ------      ------      ------      ---       ------      ------      ------      ---
TOTAL .........................      $792.1      $278.6      $513.5       65%      $809.3      $241.7      $567.6       70%
                                     ======      ======      ======       ==       ======      ======      ======       ==

   We have several quota share coinsurance agreements (as described above) in place with General Re Life Corporation ("General Re") and Hannover Life Re of America ("Hannover"). General Re is rated "A+" and Hannover is rated "A" by A.M. Best. These agreements cover various accident & health insurance products, primarily Medicare Supplement and long term care policies, written or acquired by us and contain ceding percentages ranging from 25% to 100%. Effective January 1, 2004, we increased our retention on all new Medicare Supplement sales to 100%. During 2004, we ceded premiums of $109.0 million to General Re and $105.3 million to Hannover, each representing approximately 12% of our total direct and assumed premiums. During 2003, we ceded premiums of $123.5 million to General Re and $116.3 million to Hannover, representing 17% and 16%, respectively, of our total direct and assumed premiums.

   Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

   We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2004, all of our primary reinsurers were rated "A" or better by A.M. Best. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

   ADMINISTRATION OF REINSURED BLOCKS OF BUSINESS

   We retain the administration for reinsured blocks of business, including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

   SENIOR MARKET HEALTH INSURANCE

   Historically, we reinsured much of our Senior Market Health Insurance business to unaffiliated reinsurers under quota share coinsurance agreements. Beginning in 2001, we gradually reduced the amount of premium that we ceded to reinsurers on new business, and all new Medicare Supplement business written after January 1, 2004 has been 100% retained by the Company. Under the existing coinsurance agreements, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. As older, reinsured business lapses and new business that has no reinsurance is written, the overall percentage of business we retain will increase. As of December 31, 2004, the percentage of Medicare Supplement business we retained increased to 64%, as compared to 57% at the end of 2003.

   SENIOR MANAGED CARE - MEDICARE ADVANTAGE

   We reinsure our Medicare Advantage and private fee for service products on an excess of loss basis, which limits our risk to amounts ranging from $100,000 to $200,000.

   SPECIALTY HEALTH INSURANCE

   We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our Specialty Health Insurance segment. Long term care business is reinsured on a 50% quota share basis, except for the acquired long term care business written in Pennsylvania Life and Union Bankers which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $250,000. For other long term care policies issued in the U.S. we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our medical insurance policies to reduce the liability on individual risks to $325,000 per year.

   LIFE INSURANCE/ANNUITIES

   Senior life insurance products currently being issued are reinsured under 50% quota share coinsurance agreements, except for certain states where our retention is 100%. Our whole life products currently being issued are reinsured on a yearly renewable term basis for amounts in excess of $100,000.

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

   Applications for insurance are reviewed on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, we use investigative services to supplement and substantiate information. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the National Association of Insurance Commissioners ("NAIC") and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from using medical underwriting criteria for our Medicare Supplement policies for certain first-time purchasers and for dis-enrollees from health maintenance organizations (HMOs). If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, the application may not be rejected due to medical conditions. For other prospective Medicare Supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices.

   In New York and some other states, some of our products, including Medicare Supplement, are subject to guaranteed issue "Community Rating" laws that severely limit or prevent underwriting of individual applications. See the "Regulation" section of this document. Additionally, we are not permitted to underwrite for new members for our Medicare Advantage HMO Plan or our private fee for service plans.

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

   In addition, we compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers. Many of our competitors are large companies that have greater financial, technological and marketing resources than we do. In the Medicare managed care market, our primary competitors for contracts, members and providers are national and regional commercial managed care organizations that serve Medicare recipients and provider-sponsored organizations. The MMA may cause a number of commercial managed care organizations already in our service areas to decide to enter the Medicare market. In addition, beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program will be implemented pursuant to the MMA. Medicare PPOs would allow their members more flexibility to select physicians than the current Medicare Advantage plans, such as HMOs, which often require members to coordinate with a primary care physician. Regional Medicare PPO plans will compete with local Medicare Advantage HMO plans, including the plans we offer.

RATINGS

    Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Currently, A.M. Best maintains ratings of "B++" on American Pioneer, American Progressive, Constitution Life, Penncorp Life (Canada), Pennsylvania Life, and Pyramid Life and B+ on Union Bankers. These B++ and B+ ratings mean that, in A.M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A.M. Best. A.M. Best does not rate our other insurance company subsidiaries.

   Standard & Poor's currently assigns its "BBB+ (stable outlook)" counterparty credit and financial strength ratings to our American Pioneer, American Progressive, Pennsylvania Life and Penncorp Life (Canada) subsidiaries. This rating means that in Standard & Poor's opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor's. A plus (+) or minus (-) shows Standard & Poor's opinion of the relative standing of the insurer within a rating category. In connection with our acquisition of Heritage Health Systems, Inc., Standard & Poor's placed its "BBB- (stable outlook)" credit rating on our Amended Credit Facility. This investment grade rating means the obligation exhibits adequate protection parameters.

   Our insurance company subsidiaries are not currently rated by Moody's Investors Service or Fitch Ratings. Although a higher rating by A.M. Best, Standard & Poor's or another insurance rating organization could have a favorable effect on our business, we believe that our competitive pricing, effective rate management, quality customer service and effective marketing has enabled, and will continue to enable, our insurance company subsidiaries to compete effectively.

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

Florida:
American Pioneer Life Insurance Company ("American Pioneer")
Peninsular Life Insurance Company ("Peninsular")

New York:
American Progressive Life & Health Insurance Company of New York
("American Progressive")

Kansas:
The Pyramid Life Insurance Company ("Pyramid Life")

Oklahoma:
Eagle Life Insurance Company ("Eagle")

Pennsylvania:
Pennsylvania Life Insurance Company ("Pennsylvania Life")

Texas:
American Exchange Life Insurance Company ("American Exchange")
Constitution Life Insurance Company ("Constitution")
Marquette National Life Insurance Company ("Marquette")
SelectCare of Texas ("SelectCare")
Union Bankers Insurance Company ("Union Bankers")

Canada:
Penncorp Life Insurance Company ("Penncorp Life (Canada)")

   Pennsylvania Life, Constitution Life, Union Bankers, American Pioneer and American Progressive are subsidiaries of American Exchange. Pyramid Life is a subsidiary of Pennsylvania Life. Marquette is a subsidiary of Constitution. Peninsular Life is a subsidiary of American Pioneer. SelectCare is a subsidiary of Heritage.

   Each of our insurance company subsidiaries is also subject to the regulations and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. Such regulations cover, among other things, the declaration and payment of dividends by our insurance company subsidiaries, the setting of rates to be charged for some types of insurance, the granting and revocation of licenses to transact business, the licensing of agents, the regulation and monitoring of market conduct and claims practices, the approval of forms, the establishment of reserve requirements, investment restrictions, the regulation of maximum allowable commission rates, the mandating of some insurance benefits, minimum capital and surplus levels, and the form and accounting practices used to prepare financial statements required by statute. A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary to a loss of a right to engage in some businesses or an obligation to pay fines or make restitution, which may affect our profitability.

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

   Under Federal and NAIC model regulations, adopted in substantially all states, there are currently 12 standard Medicare Supplement plans (Plans A through J and High Deductible Plans F and J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare Supplement insurers must offer Plan A, but may offer any of the other plans at their option. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") prohibits the sale of the former H, I and J plans and authorizes two additional plans after December 2005 (Plans K and L).

   Every insurance company that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authorities in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

   Each of our U.S. insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company's domiciliary state with elective participation by representatives of the other states in which they are licensed to do business. Regularly scheduled regulatory financial examinations are near completion for American Progressive, Pyramid, and Marquette as of and for the period ended December 31, 2003. We have not been informed of any significant findings or adjustments to statutory surplus from these examinations, except for a finding for American Progressive regarding annuity sales practices. During the fourth quarter of 2004, we recorded approximately $0.3 million in additional benefits on certain replacement annuity policies that we determined contained inappropriate disclosure information to the insured. There is no additional liability to these policyholders. There were no other regulatory financial examinations of our insurance subsidiaries during 2004.

   Many states require deposits of assets by insurance companies for the protection of policyholders either in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2004, securities totaling $41.8 million, representing approximately 3.8% of the carrying value of our total investments, were on deposit with various state treasurers or custodians. As of December 31, 2003, securities totaling $44.1 million, representing approximately 3.8% of total investments, were on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

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

   Other Insurance Regulatory Changes

   The NAIC and state insurance regulators in the United States are involved in a process of re-examining existing laws and regulations and their application to insurance companies. This re-examination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of non-statutory guidelines, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model laws on specific topics as follows: investment reserve requirements; risk-based capital standards; additional investment restrictions; restrictions on an insurance company's ability to pay dividends; product illustrations; suitability of annuity sales to seniors; and producer compensation disclosures.

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

   Producer Compensation Disclosure

   State regulators and attorney generals have initiated investigations into producer compensation and product pricing. While the initial investigations have focused on commercial lines insurers and brokers, it remains to be seen whether the investigations will broaden and potentially change how our products are sold. We have responded to inquiries regarding our sales practices, and we do not anticipate that our responses will require any change in our compensation practices or any other adverse result. The NAIC appointed a task force to consider appropriate regulatory action. In late December 2004, the NAIC adopted an amendment to the Producer Licensing Model Act. The amendment, while not a state law, is expected to be considered by state legislators during 2005. The amendment to the model law would require our producers to disclose to prospective purchasers of our products the fact that the producer will receive compensation from the insurance company that issues an insurance product to the consumer. It is possible that some states will adopt laws that are broader than the NAIC model amendment.

   Long Term Care Rate Stabilization

   In 2000, the NAIC adopted a model law intended to address the issue of the rising cost of long term care insurance and other matters. The model law includes provisions intended to assure that rates on long term care insurance policies, under which the insurer reserves the right to increase premiums, are initially set high enough to make such increases unlikely. These rate stabilization laws have been adopted in a number of states. Although we no longer market long term care insurance, we are complying with the laws as they are adopted by filing new policy forms and rates. Insurers are now required to certify that rates will not be increased in moderately adverse circumstances.

   Annuity Suitability

   In September 2003, the National Association of Insurance Commissioners adopted the Senior Protection in Annuity Transaction Model Regulation. It is expected that most states will adopt the regulation swiftly. The model regulation imposes additional obligations on insurance producers and their supervisors relating to annuity sales to customers age 65 and over. The burden of demonstrating suitability of the recommended annuity is that of the producer with oversight responsibilities imposed on the producer's supervisor and the insurer. We are developing guidelines to distribute to our sales forces to assist in complying with the regulations.

   Recent Medicare Reform Legislation

   Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan as an HMO benefit in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide comparable Medicare benefits as a traditional fee-for-service Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides.

   On December 8, 2003, President Bush signed MMA, which made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit beginning in 2006, a transitional drug discount card that as of June 2004 enables Medicare beneficiaries to obtain discounts on drugs prior to receiving drug coverage in 2006, and expanding the Medicare+Choice program and renaming it "Medicare Advantage." Medicare Advantage plans are eligible to sponsor the drug discount card and transitional assistance program as well as the new prescription drug plan. CMS, however, may limit the number of prescription drug plan sponsors and endorsed drug card sponsors that are selected in a particular area. We offer an approved drug discount card in certain markets.

   MMA creates the drug discount card and transitional assistance program as an interim program until the new drug benefit goes into effect January 1, 2006. The voluntary drug discount card program will enable Medicare beneficiaries to pay a fixed fee to access discounts on drugs. Certain low income beneficiaries may enroll in the transitional assistance program and receive a subsidy of up to $600 per year for certain covered drugs that are purchased using the drug discount card. A Medicare Advantage plan may apply to be an endorsed sponsor of the drug card as a stand alone product or may apply to offer the drug discount card exclusively to its enrollees. The drug discount card program went into effect in June 2004 and sponsors may continue to enroll eligible individuals through December 31, 2005. In 2006, endorsed card sponsors must honor the drug card until the end of a transition period which runs until the date of the individual's enrollment in a new drug benefit or the end of the drug benefit enrollment period.

   Under MMA, commencing in 2006, a new voluntary prescription drug benefit will be available under Medicare. Medicare beneficiaries will pay a monthly premium for the covered outpatient drug benefit offered through a private drug plan. The drug benefit is subject to certain cost sharing. Under the standard drug coverage, for 2006, the cost sharing is a $250 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare, up to $2,250, and no reimbursement for drug costs above $2,250, until the beneficiary has paid $3,600. After that, MMA provides catastrophic stop loss coverage for annual incurred drug costs in excess of $3,600, subject to nominal cost-sharing. Plans are not required to mirror these limits; instead, drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. These numbers will be adjusted on an annual basis. MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid. This new drug benefit will be offered by new regional prescription drug plans. Medicare Advantage organizations must offer a plan with the drug benefit. In addition, Medicare Advantage plans may bid to offer a stand-alone prescription drug plan that beneficiaries who have fee for service Medicare may elect.

   MMA also revises payment methodologies for Medicare Advantage organizations beginning in 2004, and in 2006 MMA expands the Medicare Advantage program to include, in addition to the traditional HMO and fee-for-service plans established by county, new regional plans which will provide out-of-network benefits in addition to in-network benefits. The Secretary of Health and Human Services, or HHS, created 26 regions, each of which may include more than one state or portions of a particular state. MMA creates a new competitive bidding process beginning in 2006 for both the local HMO plan and the new regional plan for setting the payment to the Medicare Advantage plan and the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program.

   MMA shifts coverage responsibility for the drug benefit for dual-eligible individuals. Starting January 1, 2006, dual-eligibles will receive their drug coverage from the Medicare program and not the Medicaid program.

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

   Pennsylvania Life is a Pennsylvania insurance company, Pyramid Life is a Kansas insurance company and American Exchange, Constitution, Marquette and Union Bankers are Texas insurance companies. SelectCare is licensed in Texas as a Provider Sponsored Organization ("PSO"). Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the Insurance Department, provided they do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31; or (ii) the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $6.3 million to American Exchange (its direct parent) without the prior approval from the Pennsylvania Insurance Department in 2005. Pyramid Life would be able to pay ordinary dividends of up to $2.5 million to Pennsylvania Life (its direct parent) without the prior approval from the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.3 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department in 2005. American Exchange, Constitution and Union Bankers had negative earned surplus at December 31, 2004 and would not be able to pay dividends in 2005 without special approval. Texas insurance companies are also required to have positive "earned surplus", as defined by Texas regulations, which differs from statutory unassigned surplus. SelectCare would not be able to pay dividends in 2005 with out special approval.

   American Pioneer and Peninsular are Florida insurance companies. Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when certain conditions are met. American Pioneer had negative unassigned surplus at December 31, 2004 and would not be able to pay dividends in 2005 without special approval.

   Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During 2004, Penncorp Life (Canada) paid dividends of C$33.9 million (approximately US$25.5 million) to Universal American in 2004. We anticipate that Penncorp (Canada) will be able to pay dividends equal to its net income earned during 2005, less $2.5 million.

   Risk-Based Capital and Minimum Capital Requirements

   The NAIC's risk-based capital requirements for insurance companies adopted by state regulators take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. Penncorp Life (Canada), is subject to minimum continuing capital and surplus requirements, which Canadian regulators use to assess financial strength and to determine when regulatory intervention is needed. As of December 31, 2004 all of our U.S. insurance company subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level and Penncorp Life (Canada) maintained minimum continuing capital and surplus requirement ratios in excess of minimum requirements. However, should our insurance company subsidiaries' risk-based capital position decline in the future, their ability to pay dividends, required capital contributions from Universal American and the degree of regulatory supervision or control to which they are subjected might be affected.

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

   The Health Insurance Portability and Accountability Act of 1996

   The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates guaranteed availability and renewability of health insurance for certain employees and individuals; limits on termination options and on the use of preexisting condition exclusions; prohibitions against discriminating on the basis of health status; and requirements which make it easier to continue coverage in cases where an employee is terminated or changes employers. HIPAA also calls for the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information. We anticipate that we will meet the HIPAA Security Rule changes that will become effective on April 21, 2005, many of which have been implemented with the privacy portion of HIPAA. However, HIPAA is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. We do not believe that compliance with those aspects of HIPAA currently in effect and those in the process of regulatory completion, if adopted as currently proposed, will have a material adverse effect on our financial condition or results of operations.

   "Do Not Call" Regulations

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

   Patriot Act

   The portion of the USA PATRIOT Act that applies to insurance companies became effective in mid 2004. Insurance companies will have to impose tighter processes and procedures to more thoroughly verify its applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our insurance companies have implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers.

OUTSOURCING ARRANGEMENTS

   Mainframe Processing - Data Center Outsourcing. We outsource our mainframe processing to Alicomp ("Alicomp"), a division of Alicare, Inc. The data center is located in Leonia, New Jersey. Our core application software programs are run in Alicomp's data center facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.

   Our current agreement with Alicomp obligates Alicomp to provide us with comprehensive data processing services and obligates us to utilize Alicomp's services for substantially all of our mainframe data processing requirements. We are billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific services. Our agreement with Alicomp, as amended, expires on December 31, 2008, and is terminable by us with or without cause. Our current agreement with Alicomp is renewable automatically for consecutive one year terms unless and until either party has provided the other with six months prior written notice of nonrenewal. In the event we elect to terminate the contract, we would be subject to termination fees equal to six months of current fees should we terminate the contract in 2005, four months of current fees should we terminate the contract in 2006, two months of current fees should we terminate the contract in 2007 and one month of current fees should we terminate the contract in 2008. Alicomp also provides us with mainframe disaster recovery services. During 2004, we paid an average of $0.4 million per month.

   Medicare Advantage Administration. Heritage outsources certain administrative services, including member services and billing and enrollment to an unaffiliated heath care services company. Under this agreement, which expires in January 2010, Heritage pays a percentage of monthly revenues for the contracted services. During 2004, we paid an average of $0.4 million per month.

EMPLOYEES

   As of February 25, 2005, we employed approximately 1,200 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

                                    RISK FACTORS

   The following risks may have a material impact on our results of operations or financial condition:

RISKS RELATED TO OUR BUSINESS

   Our net income may decline if our premium rates are not adequate.

   We set the premium rates on our insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity and duration of the claim, the mortality rate of our policyholder base, the persistency or renewal rate of our policies in force, our commission and policy administration expenses, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our accident & health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration our actual claim experience compared to expected claim experience, policy persistency (which means the percentage of policies that are in-force at certain intervals from the issue date compared to the total amount originally issued), investment income and medical cost inflation. If the regulators do not believe these factors warrant a rate increase, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for rate increases in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to let their policies lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period.

   Our reserves for future policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

   We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use to set our premiums. For our accident and health insurance business, we establish active life reserves for expected future policy benefits (including for certain of our policies, provisions for return of premiums ("ROP")), plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, taxability of ROP benefits, inflation, hospital and medical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and shareholders' equity.

   We incurred additional debt obligations in connection with our acquisition of Heritage that could restrict our operations.

   We have a significant amount of outstanding indebtedness. As of December 31, 2004, we had $101 million in borrowings outstanding under our amended credit agreement and $75 million in trust preferred securities. We have available borrowing capacity under our new senior secured revolving credit facility of approximately $15 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

   We may be unable to service and repay our debt obligations if our subsidiaries cannot pay sufficient dividends or make other cash payments to us.

   We are an insurance holding company whose assets principally consist of the capital stock of our operating subsidiaries, substantially all of which is pledged to our bank lenders. Because our principal outstanding indebtedness has been incurred by our parent company, our ability to make interest and principal payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to our parent company. Our subsidiaries will be able to pay dividends to our parent company only if they earn sufficient profits and, in the case of our insurance company subsidiaries, they satisfy the requirements of the state insurance laws relating to dividend payments and the maintenance of required surplus, to which they are subject.

   Capital constraints could restrict our ability to support our premium growth

   Our continued growth is dependent upon our ability to support premium growth through the expansion of our markets and our network of agents while at the same time maintaining sufficient levels of capital and surplus to support that growth. Our new business growth typically results in reduced income, or net losses, on some products during the early years of a policy (statutory surplus strain), due primarily to differences in accounting practices between statutory accounting principles and generally accepted accounting principles in the United States and Canada. The resulting statutory surplus strain can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and other required statutory surplus parameters. In addition, some states, such as Florida and Texas, limit an insurer's ability to write certain lines of business if gross and/or net premiums written would exceed a specified percentage of surplus. In addition, we are required to maintain adequate risk based capital ratios as prescribed by the National Association of Insurance Commissioners ("NAIC"). Moreover, substantially more capital than the statutory minimums are needed to support our level of premium growth and to finance acquisitions. If we cannot generate sufficient capital and statutory surplus to maintain minimum statutory requirements and support our growth, we could be restricted in our ability to generate new premium revenue.

   The availability of reinsurance on acceptable terms and the financial stability of our reinsurers could impact our ability to manage risk and increase the volume of insurance that we sell.

   We utilize reinsurance agreements with larger, financially sound reinsurers to mitigate insurance risks that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. As of December 31, 2004, we ceded to reinsurers approximately 25% of our gross annualized insurance premium in force. Reinsurance arrangements leave us exposed to two risks: credit risk and replacement risk. Credit risk exists because reinsurance does not relieve us of our liability to our insureds for the portion of the risks ceded to reinsurers. We are exposed to the risk of a reinsurer's failure to pay in full and in a timely manner the claims we make against them in accordance with the terms of our reinsurance agreements, which could expose our insurance company subsidiaries to liabilities in excess of their reserves and surplus and could expose them to insolvency proceedings. The failure of a reinsurer to make claims payments to us could materially and adversely affect our results of operations and financial condition and our ability to make payments to our policyholders. Replacement risk exists because a reinsurer may cancel its participation on new business issued on advance notice. As a result, we would need to find reinsurance from another source to support our level of new business. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Because our current reinsurance agreements are non-cancelable for business in force, non-renewal or cancellation of a reinsurance arrangement affects only new business and the reinsurer remains liable on business reinsured prior to non-renewal or cancellation. In the event that current reinsurers cancel their participation on new business, we would seek to replace them, possibly at higher rates. If we are not able to reinsure our life insurance products on acceptable terms, we would consider limiting the amount of such new business issued. A failure to obtain reinsurance on acceptable terms would allow us to underwrite new business only to the extent that we are willing and able to bear the exposure to the new business on our own.

   Our financial strength rating is lower than several distributors' minimum acceptable rating and could affect our competitiveness and results of operations.

   Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon financial strength ratings and have created some measure of competitive advantage for insurance companies with higher ratings. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our insurance company subsidiaries by independent insurance industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our insurance company subsidiary writing the business improves to at least an "A-" from their current "B++." The lack of higher A.M. Best ratings for our insurance company subsidiaries could adversely affect sales of our products. In addition, any future downgrade in our ratings may cause our policyholders to allow their existing policies to lapse. Increased lapse rates would reduce our premium income and would also cause us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapsed, reducing net income in that period. Any future downgrade in our ratings could also cause some of our agents to sell less of our products or to cease selling our policies altogether.

   Failure to maintain our information systems could adversely affect our business.

   Our business depends significantly on efficient, effective and well controlled information systems. We have various information systems which support our operating segments. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. We have outsourced the operation of our data center to an independent third party and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed.

   There is no assurance that we will continue to be successful in managing our growing operations or in integrating acquired companies into our operations.

   As part of our strategy, we have experienced, and expect to continue to experience, considerable growth through acquisitions and our internal efforts. The rapid growth in the size and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal controls systems and financial resources. Acquisitions involve numerous additional risks, some of which we have experienced in the past, including: (i) difficulties in integrating operations, technologies, products, systems and personnel of the acquired company; (ii) diversion of financial and management resources from existing operations; (iii) potential increases in policy lapses; (iv) potential losses from unanticipated litigation or levels of claims; and (v) inability to generate sufficient revenue to offset acquisition costs. Our ability to manage our growth and compete effectively will depend, in part, on our success in addressing these demands and risks. Any failure by us to effectively manage our growth could have a material adverse effect on our business, financial condition or results of operations.

   We may not be able to find suitable acquisition candidates.

   Part of our business strategy is to make acquisitions that will be accretive to income and will advance our strategic mission. Since 1990, we have acquired ten insurance companies, three administrative companies and four blocks of insurance business. Additionally, in May 2004, we acquired Heritage Health Systems, Inc., a privately owned managed care company that operates Medicare Advantage plans in Southeastern Texas. We continue to evaluate possible acquisition transactions on an ongoing basis, and at any given time, we may be engaged in discussions with respect to possible acquisitions. We cannot be sure that we will be able to find suitable acquisition candidates and close the transactions. Factors that might preclude closing transactions include the inability to reach a definitive agreement with the seller, the inability to obtain financing on acceptable terms, and the discovery of material issues with the acquisition candidate as a result of our due diligence investigation. If we cannot find suitable acquisition candidates or are not successful in completing acquisitions, we may not be able to sustain our recent historical growth rates.

   Changes in the exchange rate between the U.S. dollar and the Canadian dollar may impact our results.

   We publish our consolidated financial statements in U.S. dollars. However, portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2004, approximately 12% of our assets, 9% of our revenues, excluding realized gains, and 16% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders' equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our Canadian operations are denominated in Canadian dollars, we are still subject to losses resulting from currency translation that will impact our reported consolidated financial condition, results of operations and cash flows from year to year.

   A significant amount of our assets is invested in fixed income securities and is subject to market fluctuations.

   Our investment portfolio consists almost entirely of fixed income securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our balance sheet. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our results of operations and financial condition.

   Compliance with recently enacted laws and regulations is complex and expensive

   Several laws and regulations adopted by the Federal government including Sarbanes-Oxley, HIPPA, the Patriot Act, and "Do Not Call" regulations, have created additional administrative and compliance requirements on the Company. The requirements of these laws and regulations are still evolving and the cost of compliance may have an adverse effect on our profitability. In addition, if we do not comply adequately, we may be faced with administrative penalties.

   Future changes in legislation may adversely affect our business

   Since insurance and managed care are regulated businesses with high public profiles, it is always possible that future legislation may be enacted which would have an adverse effect on our business.

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

   We may be responsible for the actions of our independent and career agents

   In litigation against our subsidiaries, claims are sometimes made that agents failed to comply with applicable laws, regulations and rules, or acted improperly in other ways, and that we are responsible for such failure. Although we require our agents to comply with applicable laws, regulations, and our rules and standards, and maintain monitoring and supervisory procedures to enforce this requirement, we may be held liable for contractual or extra-contractual damages on such claims. While no such claim has resulted in material liability to any of our insurance subsidiaries in the past, no assurance can be given that no material liability will result in the future.

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

Because of the relatively high average age of the Medicare population, medical benefits expense for our Medicare plans may be particularly difficult to control. Although we have been able to manage our medical benefits expense through a variety of techniques, we may not be able to continue to manage these expenses effectively in the future. If our medical benefits expense increases, our profits could be reduced or we may not remain profitable. We maintain reinsurance to protect us against severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

   Because our Medicare Advantage premiums, which generate most of our Medicare Advantage revenues, are fixed by contract, we are unable to increase our Medicare Advantage premiums during the contract term if our corresponding medical benefits expense exceeds our estimates.

   Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed on an annual basis by contract, and we are obligated during the contract period, which is generally one or two years, to provide or arrange for the provision of healthcare services as established by state and federal governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expense. Medical benefits expense as a percentage of premium revenue tends to fluctuate. If our medical benefits expense exceeds our estimates, we will be unable to adjust the premiums we receive under our current contracts, and our profits may decline.

   Reductions in funding for government healthcare programs could substantially reduce our profitability.

   All of our Medicare Advantage programs we offer are through government-sponsored programs, such as Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. For example, the premium rates paid to health plans like ours by the Federal government differ depending on a combination of factors such as upper payment limits established by the Federal government, a member's health status, age, gender, county or region, and member eligibility categories. In addition, CMS has adopted a payment program, whereby in 2004, 30% of the premium rates paid to health plans related to specific disease classification of members. This will increase to 50% in 2005, to 75% in 2006 and to 100% in 2007. Reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability. Federal budgetary constraints also may limit premiums payable under our Medicare plans.

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

      If we are unable to continue to operate in Texas, or if our current operations in any portion of Texas are significantly curtailed, our revenues will decrease materially. Our reliance on our operations in Texas could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors. In addition, our market share in Texas may make it more difficult for us to expand our membership in existing markets in Texas. Our inability to continue to operate in Texas, or a decrease in the revenues of our Texas operations, would harm our overall operating results.

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

      On December 8, 2003, President Bush signed the Medicare Modernization Act of 2003 (the "MMA"). The new rate methodologies, expanded benefits and shifts in certain coverage responsibilities pursuant to the Act may increase competition and create uncertainties, including the following:

         - The Act increases reimbursement for Medicare Advantage plans. Higher reimbursement rates may increase the number of plans that participate in the program, creating new competition that could adversely affect our profitability.

         - Beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program will be implemented pursuant to the Act. Medicare PPOs would allow their members more flexibility to select physicians than the current plans, which are HMOs that require members to coordinate with a primary care physician. The regional Medicare PPO program will compete with local Medicare Advantage HMO programs and may affect our Medicare Advantage HMO business. We do not know how the creation of the regional Medicare PPO program, which is intended to provide further choice to beneficiaries, will affect our Medicare Advantage HMO business.

         - Beginning in 2006, the payments for the local Medicare Advantage HMO and regional Medicare Advantage PPO programs will be based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

         - Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer will be required to offer a prescription drug benefit, as defined by Medicare, and Medicare Advantage enrollees will be required to obtain their drug benefit from their Medicare Advantage plan. It is not known at this time whether the governmental payments will be adequate to cover the actual costs for this benefit. Current enrollees may prefer a stand-alone drug plan and may dis-enroll from the Medicare Advantage plan altogether in order to participate in another drug plan. Accordingly, the new prescription drug benefit could reduce our profitability and membership enrollment following its implementation in 2006.

         - Some enrollees may have chosen our Medicare Advantage plan in the past rather than a Medicare fee-for-service program because of the added drug benefit that we offer with our Medicare Advantage plan. Following the implementation of the new prescription drug benefit, Medicare beneficiaries will have the opportunity to obtain a drug benefit without joining a managed care plan. As a result, our membership enrollment may decline.

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

      Our profitability depends, in large part, upon our ability to enter into cost-effective contracts with hospitals, physicians and other healthcare providers in appropriate numbers in our geographic markets and at convenient locations for our members. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. If such a provider or any of our other providers refuse to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could adversely affect our operating results in that market area. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market and could preclude us from renewing our Medicare contracts in those markets or from entering into new markets. Our provider contracts with network primary care physicians and specialists generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. The contracts generally may be cancelled by either party without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Our hospital contracts generally may be cancelled by either party without cause upon 120 days prior written notice. We may be unable to continue to renew such contracts or enter into new contracts enabling us to serve our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our network providers, we may be unable to maintain those relationships or enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability could decline.

      We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce such rights.

      Our success depends, in part, upon our ability to market our health plans under our brand names, including our "Texan Plus" family of products. While we hold federal trademark registrations for the "Texan Plus" trademark, we have not taken enforcement action to prevent infringement of our federal trademark and have not secured registrations of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

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

      The providers with whom we contract who are involved in medical care decisions may be exposed to the risk of medical malpractice claims. A small percentage of these providers do not have malpractice insurance. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization such as us should be held responsible for alleged provider malpractice, and some courts have permitted that theory of liability. In addition, managed care organizations may be sued directly for alleged negligence, such as in connection with the credentialing of network providers or for improper denials or delay of care. In addition, Congress and several states are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. From time to time, we are party to various other litigation matters, some of which seek monetary damages. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation. We maintain errors and omissions insurance with a policy limit of $10 million and other insurance coverage and, in some cases, indemnification rights that we believe are adequate based on industry standards. However, potential liabilities may not be covered by insurance or indemnity, our insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management's attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

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

RISKS RELATED TO THE INSURANCE BUSINESS

      We may not be able to compete successfully with competitors that have greater resources than we do.

      We sell our products in highly competitive markets. We compete with large national insurers, smaller regional insurers and specialty insurers. Many insurers are larger and have greater resources and higher financial strength ratings than we do. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from additional private insurance carriers introducing products similar to those offered by us. Our future success will depend, in part, on our ability to effectively enhance our current products and claims processing capabilities and to develop new products in the changing health care environment on a timely and cost-effective basis.

      We may not be able to compete successfully if we cannot recruit and retain insurance agents.

      We distribute our products principally through career agents and independent agents who we recruit and train to market and sell our products. We also engage managing general agents from time to time to recruit agents and develop networks of agents in various states. We compete with other insurance companies for productive agents, primarily on the basis of our financial position, support services, compensation and product features. It can be difficult to successfully compete with larger insurance companies that have higher financial strength ratings than we do for productive agents. Our business and ability to compete will suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our managing general agents.

      Governmental regulation could affect our profitability.

      Our insurance company subsidiaries are subject to regulation and supervision by the insurance departments of their domiciliary jurisdictions. Each is also subject to regulation and supervision by the insurance department of each of the other states in which they are admitted to do business. Such supervision and regulation are largely for the benefit and protection of policyholders and not shareholders. Such regulation and supervision by the insurance departments extend, among other things, to the declaration and payment of dividends by our insurance company subsidiaries, the setting of rates to be charged for some types of insurance, the granting and revocation of licenses to transact business, the licensing of agents, monitoring market conduct, approval of forms, establishment of reserve requirements, regulation of maximum commissions payable, mandating some insurance benefits, claims practices, maintenance of minimum surplus requirements, and the form and content of financial statements required by statute. Our failure to comply with legal or regulatory restrictions could result in our inability to engage in some businesses or an obligation to pay fines or make restitution, which could affect our profitability. State insurance regulators and the National Association of Insurance Commissioners (NAIC) continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the amount we may charge for insurance premiums. Some states currently limit rate increases on long term care insurance products and other states have considered doing so. Because insurance premiums are our primary source of income, our net income may be reduced by any of these changes.

      We may be required to refund or reduce premiums if our premium rates are determined to be too high.

      Insurance regulators require that we maintain minimum statutory loss ratios on some of the insurance products that we sell. We must therefore pay out, on average, a specified minimum percentage of premiums as benefits to policyholders. State regulations also mandate the manner in which insurance companies may compute loss ratios and the manner in which compliance is measured and enforced. If our insurance products are not in compliance with state mandated minimum loss ratios, state regulators may require us to refund or reduce premiums.

      Recently enacted and pending or future legislation could affect our income.

      During recent years, the health insurance industry has experienced substantial changes, primarily caused by healthcare legislation. Recent Federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals, which could increase our loss ratios and decrease our profitability. In 2003, Congress passed the Medicare Modernization Act of 2003. Although there are several components to this Medicare reform bill that may have an impact on our

Medicare Supplement business, two fundamental components will be most relevant. First, the bill establishes a prescription drug benefit under Medicare and a mechanism for private insurers to offer this program. Second, the bill contains significant incentives designed to improve current Medicare + Choice (now known as Medicare Advantage) plans, and to encourage new Medicare Advantage plans to enter the market on a favorable basis. The legislation may create some downward pressure on our Medicare Supplement sales, largely because the increased government reimbursements for managed care plans will encourage HMOs to add benefits to existing plans or add new plans, in more jurisdictions. In addition, an increase in the market acceptance of Medicare Advantage plans may adversely affect our persistency. If the legislation leads to a significant increase in the number of Medicare beneficiaries enrolled in health maintenance organizations, sales of our Medicare Supplement products may decrease since the product provides benefits that supplement the coverage provided by traditional Medicare. This could have a material adverse effect on our business, financial condition and results of operations.

      We have stopped selling new long term care insurance and the premiums that we charge for the policies that remain in force may not be adequate to cover the claims expenses that we incur.

      We have concluded that the sale of long term care insurance does not fit within our strategic or financial goals. We began to curtail the sale of new business in 2003, and stopped all new sales at the end of 2004. Approximately, $42 million of premium remains in force, of which we retain approximately $27 million. Although the entire block of business was slightly profitable in 2004, we have incurred substantial losses from a block of home health care business that we stopped selling in 1999. There can be no assurance that current premiums we charge will be adequate to cover the claims expenses that we will incur in the future. There is also no assurance that rate increases that we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience.

      Tax law changes could adversely affect our sales and profitability.

      We sell deferred annuities and some forms of life insurance products, which are attractive to purchasers in part because policyholders generally are not subject to Federal income tax on increases in policy values until some form of distribution is made. From time to time, Congress has considered proposals to reduce or eliminate the tax advantages of annuities and life insurance which, if enacted, could make these products less attractive to consumers. We do not believe that Congress is now actively considering any legislation that would reduce or eliminate the tax advantages of annuities or life insurance. However, it is possible that the tax treatment of annuities or life insurance could change as a result of legislation, Internal Revenue Service regulations, or judicial decisions. The reduction or loss of these tax advantages could reduce our sales of life and annuity products and their profitability.

      Insurance companies are frequently the targets of litigation, including class action litigation that could result in substantial judgments.

      A number of civil jury verdicts have been returned against insurers in the jurisdictions in which we do business involving insurers' sales practices, alleged agent misconduct, discrimination and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. We may also face lawsuits from insureds who dispute our refusal to pay claims made by them. From time to time we are involved in such litigation or, alternatively, in arbitration. We cannot predict the outcome of any such litigation or arbitration. Because litigation and jury trials are inherently unpredictable and some amounts sought by plaintiffs are large, there can be no assurance that any litigation involving us will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2 - PROPERTIES

      Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Lake Mary, Florida. Our Canadian operations are located in Mississauga, Ontario, Canada. Our Administrative Services operations occupy office space in Pensacola and Weston, Florida. Our Medicare Advantage operations occupy office space in Houston and Beaumont, Texas and Nashville, Tennessee. We lease all of the approximately 285,000 square feet of office space that we occupy. Management considers its office facilities suitable and adequate for the current level of operations. In addition to the above, Pennsylvania Life or Penncorp Life (Canada) is the named lessee on approximately 71 properties occupied by career agents for use as field offices. Rent for these field offices is reimbursed by the agents. Additional information regarding our lease obligations is included in Note 17 - Commitments and Contingencies in our consolidated financial statements included in this Form 10-K.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON SECURITIES

MARKET INFORMATION

      Our common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "UHCO". The following table sets forth the high and low sales prices for our common stock on the Nasdaq National Market, as reported by Nasdaq for the periods indicated.

                       PERIOD                                    COMMON STOCK
------------------------------------------------------       -------------------
                                                              HIGH          LOW
------------------------------------------------------       ------       ------
Year Ended December 31, 2003
    First Quarter ....................................       $ 6.06       $ 5.20
    Second Quarter ...................................         6.99         5.60
    Third Quarter ....................................         9.40         5.95
    Fourth Quarter ...................................        12.45         8.50
Year Ended December 31, 2004
    First Quarter ....................................        12.82         9.36
    Second Quarter ...................................        12.50        10.00
    Third Quarter ....................................        12.95        10.29
    Fourth Quarter ...................................        16.01        11.07
  Year Ending December 31, 2005
    First Quarter (through March 1, 2005) ............        16.35        14.16

      On March 1, 2005, the closing sale price of our common stock as reported by Nasdaq was $16.10 per share.

STOCKHOLDERS

      As of the close of business on March 1, 2005, there were approximately 1,300 holders of record of our common stock. We estimate that there are approximately 15,000 beneficial owners of our common stock.

DIVIDENDS

      We have never declared cash dividends on our common stock, and have no present intention to declare any cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                          Total Number of          Maximum Number
                                                                                         Shares Purchased as      of Shares That May
                                                      Total Number        Average         Part of Publicly         Yet Be Purchased
                                                        of Shares        Price Paid      Announced Plans or       Under the Plans or
                 Period                               Purchased (1)      Per Share            Programs                 Programs
                 ------                               -------------      ---------            --------                 --------
October 1, 2004 - October 31, 2004..............               --          $ --                         --                 709,362
November 1, 2004 - November 30, 2004 ...........              406          $12.50                      406                 708,956
December 1, 2004 - December 31, 2004............               75          $12.58                       75                 708,881
                                                      -----------                        -----------------
   Total........................................              481                                      481
                                                      ===========                        =================

         (1) All shares were purchased in private transactions.

      During 2000, our Board of Directors approved a plan for us to repurchase up to 0.5 million shares of our common stock in the open market. The primary purpose of the plan is to fund employee stock bonuses. Our Board approved an amendment to the plan to increase the total shares authorized for repurchase to
1.0 million in March 2002 and during December 2003 approved a second amendment to increase the shares authorized for repurchase to 1.5 million. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

RECENT SALES OF UNREGISTERED SECURITIES

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6 - SELECTED FINANCIAL DATA

      The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2004. We derived the selected financial data presented below for the five fiscal years ended December 31, 2004 from our audited financial statements, which were audited by Ernst & Young LLP, our independent auditors. We have prepared the following data, other than statutory data, in conformity with generally accepted accounting principles. You should read this selected financial data together with our financial statements and the notes to those financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                2000 (1)        2001          2002        2003 (2)      2004 (3)
                                               ---------     ---------     ---------     ---------     ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
INCOME STATEMENT DATA:
Direct premium and policyholder fees ......    $ 451,323     $ 513,575     $ 586,686     $ 700,415     $ 858,921
Reinsurance premium assumed ...............        3,055         2,549         5,075        27,042        35,682
Reinsurance premium ceded .................     (234,625)     (286,918)     (325,184)     (280,489)     (249,419)
Net premium and other policyholder fees ...      219,753       229,206       266,577       446,968       645,184

Net investment income .....................       56,945        57,812        57,716        61,075        65,191
Realized gains ............................          146         3,078        (5,083)        2,057        10,647
Fee and other income ......................        7,247        10,847        12,313        12,648        14,323
Total revenues ............................      284,091       300,943       331,523       522,748       735,345
Total benefits, claims and other deductions      251,025       257,580       287,493       456,269       638,877
Income before taxes .......................       33,066        43,363        44,030        66,479        96,468
Net income ................................       22,885        28,925        30,127        43,052        63,871

PER SHARE DATA:
Earnings per share:
      Basic ...............................         0.49          0.58          0.57          0.80          1.17
      Diluted .............................         0.49          0.57          0.56          0.78          1.13
Book value per share:
      Basic ...............................    $    3.72     $    4.38     $    5.42     $    6.41     $    7.60

                                                               AS AT
                                                   DECEMBER 31,      DECEMBER 31,
                                                       2003              2004
                                                    ----------        ----------
BALANCE SHEET DATA:
Total cash and investments .................        $1,286,508        $1,378,339
Total assets ...............................         1,780,948         2,017,088
Policyholder related liabilities ...........         1,251,055         1,343,026
Outstanding bank debt ......................            38,172           101,063
Trust preferred securities .................            75,000            75,000
Shareholders' equity .......................           345,738           419,421

DATA REPORTED TO REGULATORS (4):
Statutory capital and surplus ..............        $  179,028        $  183,136
Asset valuation reserve ....................             1,542             2,423
Adjusted capital and surplus ...............           180,570           185,559

----------

(1) Includes the results of American Insurance Administration Group, Inc. since its acquisition on January 6, 2000, and Capitated Health Care Services, Inc. since its acquisition on August 10, 2000.

(2) Includes the results of Pyramid Life since its acquisition on March 31, 2003.

(3) Includes the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

(4) Includes capital and surplus of Penncorp Life (Canada) of C$82,907 as of December 31, 2003 and C$57,398 as of December 31, 2004, as reported to the Office of the Superintendent of Financial Institutions Canada, converted at the related exchange rates of C$0.7654 per U.S. $1.00 as of December 31, 2003 and C$0.8320 per U.S. $1.00 as of December 31, 2004.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes included in this Annual Report on Form 10-K.

      The following discussion and analysis presents a review of the Company as of December 31, 2004 and its results of operations for the fiscal years ended December 31, 2004, 2003 and 2002.

OVERVIEW

      Our principal business segments are based on product and include: Senior Market Health Insurance, Senior Managed Care - Medicare Advantage, Specialty Health Insurance, Life Insurance/Annuities and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Previously, we reported our segments based on distribution channel. Our former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance/Annuity and Specialty Health Insurance. Our Senior Managed Care - Medicare Advantage and Senior Administrative Services segments will be unchanged. We believe that this new segmentation will provide even greater clarity to our results. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

SENIOR MARKET HEALTH INSURANCE - This segment consists primarily of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies.

SENIOR MANAGED CARE - MEDICARE ADVANTAGE - Our Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in managed care for Seniors. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plan in the New York and Pennsylvania.

SPECIALTY HEALTH INSURANCE - Our Specialty Health Insurance segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, sold to the middle-income self-employed market in the United States and Canada. This segment also includes certain products that we no longer sell, such as long term care and major medical. This segment's products are distributed primarily by our career agents.

LIFE INSURANCE/ANNUITIES - This segment includes all of the life insurance and annuity business sold in the United States. This segment's products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

SENIOR ADMINISTRATIVE SERVICES - Our administrative services subsidiary, CHCS Services, acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

CORPORATE - Our Corporate segment reflects the activities of our holding company, including debt service, certain senior executive compensation, and compliance with regulatory requirements resulting from our status as a public company.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments and interest on notes payable or receivable between the Corporate segment and the other operating segments.

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

      POLICY RELATED LIABILITIES

      We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage awards. Therefore, the reserves and liabilities we establish are based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders' equity.

      DEFERRED POLICY ACQUISITION COSTS

      The cost of acquiring new business, principally non-level commissions and agency production, underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises."

      The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

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

      Amortization of present value of future profits is based upon the pattern of the projected cash flows of the in-force business acquired, over weighted average lives ranging from six to forty years. Other identified intangibles are amortized over their estimated lives.

      On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2004.

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

SIGNIFICANT TRANSACTIONS - ACQUISITIONS

      Acquisition of Heritage Health Systems, Inc.

      On May 28, 2004, we acquired Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of our credit facility and $33.1 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to the date of acquisition are not included in our consolidated financial statements.

      ACQUISITION OF PYRAMID LIFE

      On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life Insurance Company ("Pyramid Life"). Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement and Select, long term care, life insurance, and annuities. With this acquisition, we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. Pyramid Life markets its products in 30 states through a career agency sales force of over 1,000 agents operating out of 39 Senior Solutions(R) Sales Centers. Following a transition period that took approximately ten months, the Pyramid Life business was fully transitioned into our existing operations. Operating results generated by Pyramid Life prior to the date of acquisition are not included in our consolidated financial statements.

      RECAPTURE OF REINSURANCE CEDED

      Effective April 1, 2003, we entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. No ceding allowance was paid in the recapture and we currently retain 100% of the risks on the $48 million of Medicare Supplement business. There was no gain or loss reported on these recapture agreements.

      ACQUISITION OF NATIONWIDE BLOCK OF BUSINESS

      In November 2002 we entered into an agreement with Nationwide Life Insurance Company ("Nationwide") to acquire, through a 100% quota share reinsurance agreement, Nationwide's individual Medicare Supplement policies. Approximately $22 million of annualized premium was in force at the date of acquisition.

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

      ACQUISITION OF GUARANTEE RESERVE MARKETING ORGANIZATION

      Effective July 1, 2003, we entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company ("Guarantee Reserve"), to acquire Guarantee Reserve's marketing organization, including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance, primarily for seniors. Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with us administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. New business has been written by our subsidiaries with 50% of the risk ceded to Swiss Re beginning in the second quarter of 2004 as the products were approved for sale in each state.

RESULTS OF OPERATIONS -- CONSOLIDATED OVERVIEW

      The following table reflects income from each of our segments (1) and contains a reconciliation to reported net income:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        2002         2003         2004
                                                      --------     --------     --------
                                                                (IN THOUSANDS)
Senior Market Health Insurance (1) ...............    $  8,564     $ 27,734     $ 35,407
Senior Managed Care - Medicare Advantage (1) .....          --           --       10,136
Specialty Health Insurance (1) ...................      25,603       24,435       26,316
Life Insurance/Annuities (1) .....................      14,207       11,981       13,370
Senior Administrative Services (1) ...............       7,632       11,018       13,090
Corporate (1) ....................................      (6,893)     (10,746)     (12,498)
Realized gains (losses) ..........................      (5,083)       2,057       10,647
                                                      --------     --------     --------
Income before income taxes (1) ...................      44,030       66,479       96,468

Income taxes, excluding capital gains ............      15,682       23,325       28,871
Income taxes on capital gains (losses) ...........      (1,779)         720        3,726
Income tax benefit on early extinguishment of debt          --         (618)          --
                                                      --------     --------     --------
    Total income taxes ...........................      13,903       23,427       32,597
                                                      --------     --------     --------
        Net income ...............................    $ 30,127     $ 43,052     $ 63,871
                                                      ========     ========     ========
Per Share Data (Diluted):
        Net income ...............................    $   0.56     $   0.78     $   1.13
                                                      ========     ========     ========

----------

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

      Years ended December 31, 2004 and 2003

      Net income for 2004 increased 48% to $63.9 million, or $1.13 per share, compared to $43.1 million, or $0.78 per share in 2003. During 2004, we recognized realized gains, net of tax, of $6.9 million, or $0.12 per share, compared to realized gains, net of tax, of $1.3 million, or $0.02 per share in 2003. The realized gains in 2004 were generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.6 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See "Liquidity and Capital Resources -- Obligations of the Parent Company to Affiliates" for additional information regarding the dividend. Additionally, during the third quarter of 2004, we took the opportunity to realize investment gains as interest rates dropped during the year to make efficient use of our tax capital loss carryforwards. We believe that further opportunity for generating realized investment gains is limited. Our overall effective tax rate was 33.8% for 2004 and 35.2% for 2003.

      Our Senior Market Health Insurance segment results improved by $7.7 million, or 28%, to $35.4 million in 2004 compared to 2003, primarily as a result of the Pyramid Life business being included for a full year in 2004 compared to nine months in 2003 and increased retention of the Medicare Supplement business. We have increased our retention to 100% for all Medicare Supplement business sold beginning January 1, 2004.

      Our Senior Managed Care - Medicare Advantage segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee for service plans, for the seven months since acquisition or inception.

      Our Specialty Health Insurance segment results improved by $1.9 million, or 8%, to $26.3 million in 2004 compared to 2003, primarily as a result of improvement in loss ratios, as well as the strengthening of the Canadian dollar, relative to the U.S. dollar.

      Results for our Life Insurance/Annuities segment improved by $1.4 million, or 12%, to $13.4 million in 2004 compared to 2003, primarily as a result of an increase in business and more favorable morbidity.

      Our Senior Administrative Services segment income improved by $2.1 million, or 19%, compared to 2003. This improvement was primarily a result of the growth in premiums managed.

      The loss from our Corporate segment increased by $1.8 million, or 16%, compared to the 2003. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003.

      Years Ended December 31, 2003 and 2002

      Net income for 2003 increased 43%, to $43.1 million, or $0.78 per share, compared to $30.1 million, or $0.56 per share in 2002. During 2003, we recognized realized gains, net of tax of $1.3 million, or $0.02 per share, compared to realized losses, net of tax of $3.3 million, or $0.06 per share in 2002. The losses in 2002 were primarily a result of the recognition of an impairment of our WorldCom holdings. In connection with the acquisition of Pyramid Life on March 31, 2003, we refinanced our credit facility. As a result of the repayment of our existing debt, we were required to write off the unamortized portion of the fees we incurred for that debt. This resulted in a pre-tax, non-cash charge of $1.8 million (the "financing charge"), which is included in the operating loss of the Corporate segment. Our overall effective tax rate was 35.2% for 2003 as compared to 31.6% for 2002. Our 2002 results benefited from the release of a portion of a tax valuation reserve that added $0.03 per share. Excluding the release of the tax valuation allowance, the effective tax rate was 35.2% in 2002.

      Our Senior Market Health Insurance segment results increased by $19.2 million, or 224%, to $27.7 million in 2003 compared to 2002, primarily due to the addition of the Pyramid Life business since its acquisition on March 31, 2003 and growth and increased retention of the Medicare Supplement business. We had increased our retention, on average, to 75% for all Medicare Supplement business sold beginning January 1, 2003, from 50% in 2002.

      Our Specialty Health Insurance segment results decreased by $1.2 million, or 5%, to $24.4 million in 2003 compared to 2002, primarily as a result of an increase in loss ratios, offset by strengthening of the Canadian dollar.

      Results for our Life Insurance/Annuities segment declined by $2.2 million, or 16%, to $12.0 million in 2003 compared to 2002, primarily as a result of less favorable mortality.

      Our Senior Administrative Services segment income improved by $3.4 million, or 44%, compared to 2002. This improvement was primarily a result of the growth in premiums managed and the scheduled reduction in the amortization of intangible assets.

      The loss from our Corporate segment increased by $3.9 million, or 56%, compared to 2002, due primarily to the charge associated with the refinancing of our debt and the increase in financing costs and other parent company expenses. In connection with the acquisition of Pyramid Life, we refinanced our debt. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. The increase in financing cost was due to an increase in the amount of the debt outstanding during the year, offset in part, by a reduction in the weighted average interest rates for the year, compared to 2002.

SEGMENT RESULTS -- SENIOR MARKET HEALTH INSURANCE

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          2002          2003          2004
                                                       ---------     ---------     ---------
                                                                   (IN THOUSANDS)
PREMIUMS :
    Direct and assumed ............................    $ 394,047     $ 511,272     $ 576,345
    Ceded .........................................     (289,121)     (243,215)     (221,022)
                                                       ---------     ---------     ---------
        Net premiums ..............................      104,926       268,057       355,323
Net investment income .............................        1,853         3,341         4,167
Other income ......................................          123           221           859
                                                       ---------     ---------     ---------
        Total revenue .............................      106,902       271,619       360,349
                                                       ---------     ---------     ---------
Policyholder benefits .............................       73,482       184,493       246,019
Change in deferred acquisition costs ..............      (10,201)      (21,914)      (32,878)
Amortization of intangible assets .................          112         1,823         1,973
Commissions and general expenses, net of allowances       34,945        79,483       109,828
                                                       ---------     ---------     ---------
        Total benefits, claims and other deductions       98,338       243,885       324,942
                                                       ---------     ---------     ---------
Segment income ....................................    $   8,564     $  27,734     $  35,407
                                                       =========     =========     =========

      Years ended December 31, 2004 and 2003

      Our Senior Market Health Insurance segment results improved by $7.7 million, or 28%, to $35.4 million in 2004 compared to 2003, primarily as a result of the inclusion of the results of operations of the Pyramid Life business for a full year in 2004 compared to only nine months in 2003 and increased retention of the Medicare Supplement business. We have increased our retention to 100% for all Medicare Supplement business sold beginning January 1, 2004.

      REVENUES. Net premiums for the Senior Market Health Insurance segment increased by $87.3 million, or 33%, compared to 2003. Approximately $28.2 million, or 11%, relates to additional premiums from the Pyramid Life business as a result of the inclusion of the results of operations of the Pyramid Life business for a full year in 2004 compared to only nine months in 2003. $59.1 million, or 22%, is due to growth and increased retention of the Medicare Supplement business

      Net investment income increased by approximately $0.8 million, or 25%, compared to 2003. The increase is due primarily to growth in invested assets due to growth in business.

      BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits, including the change in reserves, increased by $61.5 million, or 33%, during 2004 compared to 2003, primarily as a result of the increased retention of the Medicare Supplement business noted above, the effect of a full year of the Pyramid Life operations and a modest increase in loss ratios. Overall loss ratios for the segment increased to 69.2% in 2004 compared to 68.8% in 2003, which accounted for $1.3 million of the increase in benefits. The additional quarter of the Pyramid Life business contributed $19.6 million and the growth and increased retention rate added the balance of $40.6 million to the increase.

      The change in deferred acquisition costs was $11.0 million more in 2004, compared to the amount in 2003. $3.7 million of this change is due to the Pyramid Life business being included for a full year in 2004 compared to nine months in 2003. The balance of $7.3 million is a result of growth and the increased retention of the Medicare Supplement business.

      The amortization of intangibles relates primarily to intangibles relating to the acquisition of Pyramid Life.

      Commissions and general expenses increased by $30.3 million, or 38%, in 2004 compared to 2003. $7.8 million of this increase is due to the inclusion of an additional quarter of the results of operations of the Pyramid Life business and the balance of $22.5 million is due to higher net commission expense due to the growth and increased retention of the Medicare Supplement business. The following table details the components of commission and other operating expenses:

                                                         2003           2004
                                                       ---------     ---------
                                                           (IN THOUSANDS)
Commissions .......................................    $  78,014     $  84,977
Other operating costs .............................       61,236        72,269
Reinsurance allowances ............................      (59,767)      (47,418)
                                                       ---------     ---------
Commissions and general expenses, net of allowances    $  79,483     $ 109,828
                                                       =========     =========

      The ratio of commissions to gross premiums decreased to 14.7% during 2004, from 15.3% in 2003, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 12.5% during 2004 from 12.0% in 2003. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 21.5% during 2004 from 24.6% in 2003, primarily due to the reduction in new business ceded and the affects of normal lower commission allowances on an aging base of renewal ceded business.

      Years ended December 31, 2003 and 2002

      Our Senior Market Health Insurance segment results increased by $19.2 million, or 224%, to $27.7 million in 2003 compared to 2002, primarily due to the inclusion of the results of operations of the Pyramid Life business since its acquisition on March 31, 2003 and growth and increased retention of the Medicare Supplement business. We had increased our retention, on average, to 75% for all Medicare Supplement business sold beginning January 1, 2003, from 50% in 2002.

      REVENUES. Net premiums for the Senior Market Health Insurance segment increased by $163.1 million, or 156%, compared to 2002. Approximately $77.1 million, or 47% of the increase, related to additional premiums from the Pyramid Life business since its acquisition. $86.0 million, or 53% of the increase, is due to growth and increased retention of the Medicare Supplement business

      Net investment income increased by approximately $1.5 million, or 80%, compared to 2003. The increase is due primarily to growth in invested assets due to growth in business.

      BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits, including the change in reserves, increased by $111.0 million, or 151%, during 2003 compared to 2002, primarily as a result of increased retention of the Medicare Supplement business noted above and the inclusion of the results of operations of the Pyramid Life business, since its acquisition. This was partially offset by a decrease in loss ratios. Overall loss ratios for the segment decreased to 68.8% in 2003 compared to 70.0% in 2002, which decreased benefits by $1.1 million. The additional Pyramid Life business contributed $51.8 million of additional benefits expense and growth in business and the increased retention rate added the balance of $60.3 million to the increase.

      The change in deferred acquisition costs was $11.7 million more in 2003, compared to the amount in 2002. $7.5 million of this change was due to the addition of Pyramid Life business, since its acquisition. The balance of $4.2 million was a result of growth and the increased retention of the Medicare Supplement business.

      The amortization of intangibles relates primarily to intangibles relating to the acquisition of Pyramid Life.

      Commissions and general expenses increased by $44.5 million, or 127%, in 2003 compared to 2002. $24.2 million of this increase is due to the additional Pyramid business, since its acquisition on March 31, 2003 and the balance of $20.3 million is due to higher net commission expense due to the growth and increased retention of the Medicare Supplement business. The following table details the components of commission and other operating expenses:

                                                           2002           2003
                                                         --------       --------
                                                              (IN THOUSANDS)
Commissions .......................................      $ 66,400      $ 78,014
Other operating costs .............................        49,717        61,236
Reinsurance allowances ............................       (81,172)      (59,767)
                                                         --------      --------
Commissions and general expenses, net of allowances      $ 34,945      $ 79,483
                                                         ========      ========

      The ratio of commissions to gross premiums decreased to 15.3% during 2003, from 16.9% in 2002, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums decreased to 12.0% during 2003 from 12.6% in 2002. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 24.6% during 2003 from 28.1% in 2002, primarily due to the reduction in new business ceded, the recapture of the Transamerica treaties, and the affects of normal lower commission allowances on an aging base of renewal ceded business.

SEGMENT RESULTS -- SENIOR MANAGED CARE - MEDICARE ADVANTAGE

                                                                              YEARS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                            2002       2003      2004(2)
                                                                           -----      ------     -------
                                                                                   (IN THOUSANDS)
Net premiums ........................................................      $  --      $  --      $93,011
Net and other investment income .....................................         --         --          517
                                                                           -----      ------     -------
  Total revenue .....................................................         --         --       93,528
                                                                           -----      ------     -------

Medical expenses ....................................................         --         --       66,449
Amortization of intangible assets ...................................         --         --        1,901
Commissions and general expenses ....................................         --         --       15,042
                                                                           -----      ------     -------
  Total benefits, claims and other
    deductions ......................................................         --         --       83,392
                                                                           -----      ------     -------

Segment income ......................................................         --         --       10,136
Depreciation, amortization and interest .............................         --         --        2,104
                                                                           -----      ------     -------
Earnings before interest, taxes,
  depreciation and amortization
  ("EBITDA") (1) ....................................................      $  --      $  --      $12,240
                                                                           =====      =====      =======

---------------------------


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

(2)   Includes results for the seven months since acquisition or inception.

      Our Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Lastly, Heritage participates in the profits derived from these IPA's. The components of the revenues and results within the segment are as follows:

                           YEAR ENDED DECEMBER 31, 2004 (3)
                           --------------------------------
                             REVENUES    SEGMENT INCOME
                             --------    --------------
                                   (IN THOUSANDS)

Health Plan ...........      $ 90,497       $  3,722
Affiliated IPA's ......        58,517          5,619
MSO's and Corporate ...        15,843          1,124
Private Fee-for Service         3,333           (329)
Eliminations ..........       (74,662)            --
                             --------       --------
    Total .............      $ 93,528       $ 10,136
                             ========       ========

---------------------------

(3)   Includes results for the seven months since acquisition or inception.

      Intrasegment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intrasegment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA's from the Health Plan amounting to $59.1 million and management fees received by the MSO's from the Health Plan and the IPA's amounting to $15.6 million for the seven months since its acquisition.

      Heritage operates a health plan through SelectCare, a provider sponsored organization ("PSO"). SelectCare is a Medicare Advantage coordinated care plan operating in Beaumont and Houston, Texas, which had 16,100 members as of May 28, 2004 (the date of acquisition) and receives its premiums primarily from CMS. SelectCare makes capitated risk payments to four IPA's or medical groups in the Houston and Beaumont regions, two of which are affiliated IPA's. In addition, SelectCare retains the risk for certain other types of care, primarily out of area emergency and transplants. As of December 31, 2004, SelectCare had approximately 18,800 members enrolled. For the seven months since its acquisition, SelectCare had revenues of $90.5 million and had a medical loss ratio of 83.3%.

      Heritage participates in the profits from the two affiliated IPA's that receive capitated payments from SelectCare. As of December 31, 2004, the affiliated IPA's managed the care for approximately 14,200 SelectCare members. For the seven months since its acquisition, Heritage earned $5.6 million on $58.5 million in fees received from SelectCare.

      Heritage owns three MSO's that provide comprehensive management services to SelectCare and its affiliated IPA's as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the seven months since its acquisition, these MSO's earned $1.1 million of income on $15.8 million of fees collected.

      Starting in the month of June, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee for service product, a Medicare Advantage program that allows its member to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, American Progressive receives modest premium payments from the members as well. As of December 31, 2004, American Progressive had 1,405 members enrolled. For the seven months since inception, American Progressive collected $3.3 million of premium from CMS and the members, and reported a medical loss ratio of 75.4%. In addition,

American Progressive expensed approximately $0.4 million in start-up expenses, primarily during the second quarter of 2004.

SEGMENT RESULTS -- SPECIALTY HEALTH INSURANCE

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                      2002            2003            2004
                                                                 ---------       ----------      ----------
                                                                                (IN THOUSANDS)
PREMIUMS:
  Direct and assumed ......................................      $ 164,034       $ 173,746       $ 174,343
  Ceded ...................................................        (29,815)        (29,131)        (26,561)
                                                                 ---------       ---------       ---------
    Net premiums ..........................................        134,219         144,615         147,782
Net investment income .....................................         27,737          26,970          26,351
Other income ..............................................            369             546             516
                                                                 ---------       ---------       ---------
    Total revenue .........................................        162,325         172,131         174,649
                                                                 ---------       ---------       ---------

Policyholder benefits .....................................         88,371          97,204          96,836
Change in deferred acquisition
  costs ...................................................        (11,838)        (10,553)         (8,292)
Commissions and general expenses,
  net of allowances .......................................         60,189          61,045          59,789
                                                                 ---------       ---------       ---------
    Total benefits, claims and
      other deductions ....................................        136,722         147,696         148,333
                                                                 ---------       ---------       ---------
Segment income ............................................      $  25,603       $  24,435       $  26,316
                                                                 =========       =========       =========

      Years ended December 31, 2004 and 2003

      Our Specialty Health Insurance segment results improved by $1.9 million, or 8%, to $26.3 million in 2004 compared to 2003, primarily as a result of improvement in loss ratios, as well as the strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2004. The average conversion rate increased 8%, to C$0.7689 per U.S.$1.00 for 2004, from C$0.7141 per U.S.$1.00 for 2003. This strengthening added approximately $1.0 million of pre-tax income to the Specialty Health segment results for 2004, compared to 2003. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

      REVENUES. Net premiums for the Specialty Health Insurance segment increased by $3.2 million, or 2%, compared to 2003. Approximately, $1.9 million of the increase relates to additional long term care and major medical premiums from the inclusion of the results of operations of Pyramid Life business for a full year in 2004 compared to only nine months in 2003. The balance of the increase is due to rate increases, offset by a reduction in long term care premium as a result of our decision to discontinue marketing that product, beginning in late 2003. Canadian business accounted for approximately 40% of the net premiums of this segment in 2004 and 38% of the net premiums in 2003, the increase attributed to the stronger Canadian dollar.

      Net investment income decreased by approximately $0.6 million, or 2%, compared to 2003. The decrease is due primarily to a combination of lower yields and a decrease in invested assets, due to the dividend paid by Penncorp Life (Canada) to our parent holding company in early 2004.

      BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits, including the change in reserves, decreased by $0.4 million, or less than 1%, during 2004 compared to 2003, primarily as a result of improved loss ratios. Overall loss ratios for the segment declined to 65.5% in 2004 compared to 67.2% in 2003. During 2004 we recorded a non-recurring reduction in reserves in the amount of U.S. $1.3 million (C$1.8 million) which was identified during a review in connection with a conversion of the actuarial system used to determine reserves on our Canadian policies. Additionally, during 2004, we increased reserves on the runoff block of Florida home healthcare business by $1.4 million as a result of an actuarial study performed on this block.

      The increase in deferred acquisition costs was $2.3 million less in 2004, compared to the increase in 2003. This is as a result of a lower level of new business being written relative to the amortization of amounts previously capitalized.

      Commissions and general expenses decreased by $1.3 million, or 2%, in 2004 compared to 2003. Approximately $0.6 million of the decrease relates to reductions in general expenses and the balance relates to lower commission expense as a result of the reduction in new business sold.

      Years ended December 31, 2003 and 2002

      Our Specialty Health Insurance segment results decreased by $1.2 million, or 5%, to $24.4 million in 2003 compared to 2002, primarily as a result of an increase in loss ratios, offset by strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2003. The average conversion rate increased 12%, to C$0.7141 per U.S. $1.00 for 2003, from C$0.6370 per U.S. $1.00 for 2002. This strengthening added approximately $1.5 million of pre-tax income to the Specialty Health segment results for 2003, compared to 2002. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

      REVENUES. Net premiums for the Specialty Health Insurance segment increased by $10.4 million, or 8%, compared to 2002. Approximately, $6.7 million of the increase was related to premiums from the Pyramid Life business since its acquisition. The remainder of the increase was primarily due to rate increases. Canadian business accounted for approximately 38% of the net premiums of this segment in 2003 and 43% of the net premiums in 2002.

      Net investment income decreased by approximately $0.8 million, or 3%, compared to 2002. The decrease was due primarily to lower yields on invested assets.

      BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits, including the change in reserves, increased by $8.8 million, or 10%, during 2003 compared to 2002. Approximately $6.4 million of the increase was related to benefits from the Pyramid Life business since its acquisition. The balance was primarily a result of higher loss ratios. Overall loss ratios for the segment increased to 67.2% in 2003 compared to 65.8% in 2002. The increase in deferred acquisition costs was $1.3 million less in 2003, compared to the increase in 2002. This was the result of lower levels of new business being written relative to the amortization of amounts previously capitalized.

      Commissions and general expenses increased by $0.9 million, or 1%, in 2003 compared to 2002. The increase was due primarily to the additional Pyramid Life business, since its acquisition.

SEGMENT RESULTS -- LIFE INSURANCE/ANNUITIES

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                     2002           2003           2004
                                                                 --------       --------       --------
                                                                              (IN THOUSANDS)
PREMIUMS:
  Direct and assumed ......................................      $ 36,091       $ 43,933       $ 61,543
  Ceded ...................................................        (7,342)        (7,793)       (11,506)
                                                                 --------       --------       --------
    Net premiums ..........................................        28,749         36,140         50,037
Net investment income .....................................        27,865         30,742         34,207
Other income ..............................................           203            208            279
                                                                 --------       --------       --------
    Total revenue .........................................        56,817         67,090         84,523
                                                                 --------       --------       --------

Policyholder benefits .....................................        20,572         26,411         34,844
Interest credited to policyholders ........................        10,964         14,900         18,617
Change in deferred acquisition
  costs ...................................................        (5,844)       (18,637)       (24,337)
Amortization of intangible assets .........................            --            817            925
Commissions and general expenses,
  net of allowances .......................................        16,917         31,618         41,104
                                                                 --------       --------       --------
    Total benefits, claims and
      other deductions ....................................        42,610         55,109         71,153
                                                                 --------       --------       --------
Segment income ............................................      $ 14,207       $ 11,981       $ 13,370
                                                                 ========       ========       ========

      Years ended December 31, 2004 and 2003

      Results for our Life Insurance/Annuities segment improved by $1.4 million, or 12%, to $13.4 million in 2004 compared to 2003, primarily as a result of an increase in business and more favorable morbidity.

      REVENUES. Net premiums for the segment increased by $13.9 million, or 39%, compared to 2003. Approximately, $7.1 million of the increase relates to the net business produced by the former Guarantee Reserve field force acquired in mid 2003. Approximately $2.5 million of the increase relates to additional premiums from the Pyramid Life business as a result of inclusion of the results of operations of the Pyramid business for a full year in 2004 compared to only nine months in 2003. The balance relates to increased sales of our senior life product and an increase in policy fees on our interest sensitive life and annuity business as a result of the growth in the level of deposits for those products. Ceded premiums increased by approximately $2.3 million as a result of the Guarantee Reserve business. During 2003, prior to receiving approval to write the business through the insurance subsidiaries of Universal American, 50% of the business was assumed from Swiss Re. As we received the regulatory approvals, we wrote the business through our insurance subsidiaries and ceded 50% back to Swiss Re. The balance of the increase in the ceded premiums relates to the increase in our senior life business.

      Our agents sold $72.0 million of fixed annuities during 2004 and $120.7 million in 2003. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates on policy account balances and a decrease in minimum guaranteed crediting rates on our policies from the rates existing in 2003.

      Net investment income increased by approximately $3.5 million, or 11%, compared to 2003. Approximately $4.9 million relates to the increase in policyholder account balances as a result of the additional deposits received as noted above. This was offset by a decline in yields on the portfolio.

      BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits, including the change in reserves, increased by $8.4 million, or 32%, during 2004 compared to 2003, consistent with the increase in premiums. Claims benefits incurred for the segment declined in 2004 compared to 2003, as a result of more favorable mortality. Interest credited increased by $3.7 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in credited rates. In addition, during the fourth quarter of 2004, we recorded approximately $0.3 million in additional benefits on certain replacement annuity policies that we determined contained inappropriate disclosure information to the insured. There is no additional liability to these policyholders.

      The increase in deferred acquisition costs was approximately $5.7 million more in 2004, compared to the increase in 2003. This is directly related to the increase in commissions and other acquisition costs related to the new life and annuity business produced during the year. The amortization of intangible assets relates to the present value of the future profits of the life business acquired with Pyramid Life. Commissions and general expenses increased by $9.5 million, or 30%, in 2004 compared to 2003, consistent with the increase in premium.

      Years ended December 31, 2003 and 2002

      Results for our Life Insurance/Annuities segment declined by $2.2 million, or 16%, to $12.0 million in 2003 compared to 2002, primarily as a result of less favorable mortality.

      REVENUES. Net premiums for the segment increased by $7.4 million, or 26%, compared to 2002. Approximately $3.6 million of the increase was related to additional premiums from the Pyramid business since its acquisition on March 31, 2003. Approximately, $1.7 million of the increase was related to the net business produced by the former Guarantee Reserve field force acquired in mid 2003. The balance was related to increased sales of our senior life product and an increase in policy fees on our interest sensitive life and annuity business as a result of the growth in the level of deposits for those products. Ceded premiums increased by approximately $0.5 million as a result of the increase in our senior life business.

      Our agents sold $120.7 million of fixed annuities during 2003 and $46.1 million in 2002. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

      Net investment income increased by approximately $2.9 million, or 10%, compared to 2002. Approximately $4.3 million was related to the increase in policyholder account balances as a result of the additional deposits received as noted above. This was offset by a decline in yields.

      BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits, including the change in reserves, increased by $5.8 million, or 28%, during 2003 compared to 2002, consistent with the increase in premiums. Approximately $3.7 million of the increase relates to benefits from the Pyramid Life business since its acquisition. The balance was primarily a result of less favorable mortality in 2003 compared to 2002. Interest credited increased by $3.9 million, due to the increase in policyholder account balances as a result of the continued sales and the Pyramid Life business added since its acquisition on March 31, 2003.

      The increase in deferred acquisition costs was approximately $12.8 million more in 2003, compared to the increase in 2002. This was directly related to the increase in commissions and other acquisition costs related to the new life and annuity business produced during the year. The amortization of intangible assets was related to the present value of the future profits of the life business acquired with Pyramid Life. Commissions and general expenses increased by $14.7 million, or 87%, in 2003 compared to 2002. Approximately $5.9 million was related to commissions and expenses relating to the Guarantee Reserve business, approximately $4.3 million was related to commissions and expenses relating to the annuity business and approximately $2.1 million of the increase was related to commissions and expenses for the Pyramid Life business since its acquisition.

SEGMENT RESULTS -- SENIOR ADMINISTRATIVE SERVICES

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                2002         2003         2004
                                                                             -------      -------      -------
                                                                                        (IN THOUSANDS)
Affiliated Fee Revenue
  Medicare Supplement .................................................      $18,604      $22,478      $29,376
  Long term care ......................................................        2,635        2,589        2,752
  Life insurance ......................................................          347        2,480        3,942
  Other ...............................................................        1,245        1,797        2,819
                                                                             -------      -------      -------
    Total Affiliated Revenue ..........................................       22,831       29,344       38,889
                                                                             -------      -------      -------

Unaffiliated Fee Revenue
  Medicare Supplement .................................................        9,022        9,469        8,557
  Long term care ......................................................        8,205        7,065        6,331
  Non-insurance products ..............................................        1,270        1,563        1,552
  Other ...............................................................        1,420        1,042        1,330
                                                                             -------      -------      -------
    Total Unaffiliated Revenue ........................................       19,917       19,139       17,770
                                                                             -------      -------      -------

Service fee and other income ..........................................       42,748       48,483       56,659
Net investment income .................................................          470           48            9
                                                                             -------      -------      -------
    Total revenue .....................................................       43,218       48,531       56,668
                                                                             -------      -------      -------

Amortization of present value of future profits .......................        1,514          370          418
General expenses ......................................................       34,072       37,143       43,160
                                                                             -------      -------      -------
    Total expenses ....................................................       35,586       37,513       43,578
                                                                             -------      -------      -------

    Segment income ....................................................        7,632       11,018       13,090
Depreciation, amortization and interest ...............................        2,846        2,038        2,199
                                                                             -------      -------      -------
Earnings before interest, taxes, depreciation
  and amortization ("EBITDA")(1) ......................................      $10,478      $13,056      $15,289
                                                                             =======      =======      =======

---------------------------

(1) In addition to segment income, we also evaluate the results of our Senior Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company's ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

      Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $5.3 million in the year ended December 31, 2004, $7.4 million for 2003 and $6.9 million for 2002. These fees, together with the affiliated revenue, were eliminated in consolidation.

      Years ended December 31, 2004 and 2003

      Our Senior Administrative Services segment income improved by $2.1 million, or 19%, compared to 2003. This improvement was primarily a result of the growth in premiums managed. EBITDA for this segment increased $2.2 million, or 17%, compared to 2003.

      Service fee revenue increased by $8.2 million, or 17%, compared to 2003. Affiliated service fee revenue increased by $9.5 million compared to 2003 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, including Pyramid, for which CHCS Services began providing service effective January 1, 2004, and fees from the administration of the life insurance products sold by the Guarantee Reserve marketing organization that was acquired in July 2003. Unaffiliated service fee revenue decreased by approximately $1.4 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003. General expenses for the segment increased by $6.0 million, or 16%, due primarily to the increase in business.

      Years Ended December 31, 2003 and 2002

      Our Senior Administrative Services segment income improved by $3.4 million, or 44%, compared to 2002. This improvement was primarily a result of the growth in premiums managed and the scheduled reduction in the amortization of intangible assets. EBITDA for this segment increased $2.6 million, or 25%, compared to 2002.

      Service fee revenue increased by $5.7 million, or 13%, compared to 2002. Affiliated service fee revenue increased by $6.5 million compared to 2002 as a result of the increase in Medicare Supplement/Select business in force at our insurance subsidiaries, as well as the fees from the administration of the life insurance products sold by the recently acquired Guarantee Reserve marketing organization. Unaffiliated service fee revenue decreased by approximately $0.8 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003.

      General expenses for the segment increased by $3.1 million, or 9%, primarily due to the increase in business and the cost of bringing new clients on line.

      The amortization of intangible assets relates primarily to the acquisition of CHCS Services, Inc. (formerly American Insurance Administration Group, Inc, "AIAG"). Approximately $7.7 million of the present value of future profits ("PVFP") was established when AIAG was acquired in January 2000. It is being amortized in proportion to the expected profits from the contracts in force on the date of acquisition. During 2003, the amortization of PVFP was approximately $0.4 compared to $1.5 million in 2002.

      SEGMENT RESULTS -- CORPORATE

      The following table presents the primary components comprising the loss from the segment:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2002        2003        2004
                                                               ------      ------       -----
                                                                        (IN THOUSANDS)
Interest ................................................      $3,095      $4,894      $7,903
Early extinguishment of debt ............................          --       1,766          --
Amortization of capitalized loan origination fees .......         539         492         727
Stock-based compensation expense ........................         641         367          92
Other parent company expenses, net ......................       2,618       3,227       3,776
                                                               ------      ------       -----
    Segment loss ........................................      $6,893     $10,746     $12,498
                                                               ======     =======     =======


      Years Ended December 31, 2004 and 2003

      The loss from our Corporate segment increased by $1.8 million, or 16%, compared to the 2003. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003. Our combined outstanding debt was $176.1 million at December 31, 2004 compared to $113.2 million at December 31, 2003. The weighted average interest rate on our loan payable decreased to 4.06% in 2004 from 4.5% in 2003. The weighted average interest rate on our other long term debt increased slightly to 6.3% for 2004 from 5.9% for 2003. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt. As noted below, in 2003, we reported a $1.8 million charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003 that did not recur in 2004. Other parent company expenses increased as a result of additional expenses from an increase in corporate governance related activities, as well as management bonuses.

      Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will continue to be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2004, $0.6 million of the liability was released and during the fourth quarter of 2003, $0.4 million of the liability was released. Future projected releases of the liability are anticipated to be $1.9 million in 2005, $0.7 million in 2006, and $0.1 million in 2007.

      Years Ended December 31, 2003 and 2002

      The loss from our Corporate segment increased by $3.9 million, or 56%, compared to 2002, due primarily to the charge associated with the refinancing of our debt and the increase in financing costs and other parent company expenses. In connection with the acquisition of Pyramid Life, we refinanced our debt. The early extinguishment of the existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million. The increase in financing cost was due to an increase in the amount of the debt outstanding during the year, offset in part, by a reduction in the weighted average interest rates for the year, compared to 2002. We issued $60.0 million of trust preferred securities during 2003, of which $21.0 million was used to pay down the new term loan. Our combined outstanding debt was $113.2 million at December 31, 2003 compared to $65.8 million at December 31, 2002. The weighted average interest rate on our long term debt decreased to 4.5% in 2003 from 5.4% in 2002. Other parent company expenses increased as a result of additional expenses from an increase in acquisition related activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      Our contractual obligations as of December 31, 2004, are shown below.

                                                                PAYMENTS DUE BY PERIOD
                                    -----------------------------------------------------------------------------
                                                       LESS THAN 1                                   MORE THAN 5
    CONTRACTUAL OBLIGATIONS              TOTAL            YEAR         1-3 YEARS       3-5 YEARS         YEARS
-------------------------------     -----------      ----------     ------------     -----------     ------------
                                                                    (IN THOUSANDS)
Long Term Debt Obligations (1):
  Trust preferred securities(2)      $  221,486      $    5,150      $   10,306      $   10,329      $  195,701
  Loan payable (3) ............         118,386           9,564          18,444          90,378              --
Capital Lease Obligations .....              --              --              --              --              --
Operating Lease Obligations ...          19,281           2,526           5,192           4,276           7,287
Purchase Obligations (4) ......          42,868           9,498          19,195          13,800             375
Policy Related Liabilities (5)
  Policyholder account balances         702,532          47,857          87,963          78,553         488,159
  Reserves for future policy
  benefits ....................       1,083,436          59,099         111,096         102,259         810,982
  Policy and contract claims ..         102,435          76,568          24,119           1,630             118
Other Long -- Term
  Liabilities .................              --              --              --              --              --
                                     ----------      ----------      ----------      ----------      ----------
    Total .....................      $2,290,424      $  210,262      $  276,315      $  301,225      $1,502,622
                                     ==========      ==========      ==========      ==========      ==========

--------
(1) These obligations include contractual interest and reflects scheduled maturities for contractual obligations existing as of December 31, 2004 and does not include any obligations arising as a result of our shelf registration.

(2) Trust preferred securities all have scheduled maturities of 30 years from the date of issue, however they are all callable by us after five years. For the purpose of this schedule, we have assumed that the securities will be redeemed at their scheduled maturities, not the call date. Accordingly, the obligation for repayment of principal relating to these is included in the more than 5 Years column. The trust preferred securities all have floating rate coupons, except for $15 million which has a fixed rate through its no call period and then converts to a floating rate. Additionally, we have entered into separate swap agreements whereby we pay fixed rates on $35 million of the trust preferred securities through the no call period. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the base rate in effect at December 31, 2004 to all future periods. Additionally, we assumed that, upon the expiration of the swap agreements and the fixed rate, the rate for the respective trust preferred securities adjusted to a variable rate using the current base rate.

(3) Includes scheduled amortization through final maturity in 2009. The loan payable is floating rate debt. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2004 to all future periods.

(4) Includes minimum obligations on our data center outsourcing contract, as well as payments required under our outsourced administration service contract for our HMO product (See Outsourcing Arrangements above). Our actual monthly payments are affected by the amount of service provided under the contract and the HMO product's premium levels in force and currently exceed the minimums stated in the contracts. Therefore our actual payments will exceed the amounts presented in the above schedule based upon future usage and premium amounts.

(5) The obligations on policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that the liabilities for policyholder account balances and reserves for future policy benefits totaling $1.8 billion, along with future net premiums, investment income and recoveries from our reinsurers, will be sufficient to fund future policy benefit payments. In addition, we anticipate that the policy and contract claims liability totaling $ 102.4 million, along with recoveries from our reinsurers, will be sufficient to fund these claim liability payments.

      LIQUIDITY AND CAPITAL RESOURCES

      Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and health plan and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

      We require cash at our parent company to meet our obligations under our credit facility and our outstanding debenture held by our subsidiary, Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The outstanding balance on the debenture was $3.4 million at December 31, 2004. We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

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

      Credit Facility, as Amended in May 2004

      In connection with the acquisition of Pyramid Life, we obtained an $80 million credit facility (the "Credit Agreement") on March 31, 2003 to repay our then existing loan and provide funds for the acquisition of Pyramid Life. The Credit Agreement consisted of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility. The Credit Agreement initially called for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points. Effective March 31, 2004, the spread over LIBOR was reduced to 275 basis points in accordance with the terms of the Credit Agreement. Principal repayments were scheduled over a five-year period with a final maturity date of March 31, 2008. We incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Credit Agreement.

      In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of December 31, 2004. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective January 1, 2005, the interest rate on the term loan is 4.8%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility.

      The obligations of the Company under the Amended Credit Facility are guaranteed by our subsidiaries, WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc., have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

      We made regularly scheduled principal payments of $5.7 million and paid $3.1 million in interest in connection with our credit facilities during the year ended December 31, 2004. During 2003, we made regularly scheduled principal payments of $8.7 million and paid $2.7 million in interest in connection with our credit facilities.

      The following table shows the schedule of principal payments (in thousands) remaining on our Amended Credit Agreement, with the final payment in March 2009:


2005.............................................................   $  5,250
2006.............................................................      5,250
2007.............................................................      5,250
2008.............................................................      5,250
2009.............................................................     80,063
                                                                    --------
                                                                    $101,063
                                                                    ========

      2003 Refinancing of Debt

      In January 2003, we made a scheduled principal payment of $2.8 million on our then current credit facility, and in March, 2003 made an additional principal payment of $5.0 million from a portion of the proceeds from the issuance of Trust Preferred securities. These payments reduced the outstanding balance on our then current credit facility to $42.9 million, which was repaid on March 31, 2003 from the proceeds of the Credit Agreement obtained in connection with the acquisition of Pyramid Life. The early extinguishment of the then existing debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

      Other Long Term Debt

      We formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of our parent holding company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, we have deconsolidated the trusts.

      Separate subsidiary trusts of our parent holding company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as of December 31, 2004, as detailed in the following table:

                                                                                RATE AS OF
    MATURITY DATE    AMOUNT ISSUED         TERM        SPREAD OVER LIBOR     DECEMBER 31, 2004
    -------------    -------------         ----        -----------------     -----------------
                     (IN THOUSANDS)                      (BASIS POINTS)
December 2032           $15,000       Fixed/Floating         400 (1)                6.7%
March 2033               10,000           Floating           400                    6.1%
May 2033                 15,000           Floating           420                    6.6%
May 2033                 15,000       Fixed/Floating         410 (2)                7.4%
October 2033             20,000       Fixed/Floating         395 (3)                7.0%
                        -------
                        $75,000
                        =======

--------
(1) Effective September, 2003, we entered into a swap agreement whereby it will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

(2) The rate on this issue is fixed at 7.4% for the first five years, after which it is converted to a floating rate equal to LIBOR plus 410 basis points.

(3) Effective April 29, 2004, we entered into a swap agreement whereby it will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expires in October 2008.

      The Trusts have the right to call the Capital Securities at par after five years from the date of issuance. The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to our parent holding company, were invested in thirty-year floating rate Junior Subordinated Debt of our parent holding company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt during 2003. The balance of the proceeds has been used, in part to fund acquisitions, to provide capital to our insurance subsidiaries to support growth and to be held for general corporate purposes.

      The Capital Securities represent an undivided beneficial interest in the Trusts' assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. Our parent holding company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, we are be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of our parent holding company and is effectively subordinated to all existing and future obligations of the Company's subsidiaries. Our parent holding company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

      Our parent holding company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture's maturity date. During any such period, interest will continue to accrue and our parent holding company may not declare or pay any cash dividends or distributions on, or purchase, our common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. Our parent holding company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. We have guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

      We paid $4.7 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2004, and paid $2.1 million during 2003.

      Lease Obligations

      We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Tennessee, Texas, and Ontario, Canada. Rent expense was $2.6 million for the year ended December 31, 2004, $1.9 million for 2003 and $1.7 million for 2002. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2005.............................................................    $ 2,526
2006.............................................................      2,605
2007.............................................................      2,588
2008.............................................................      2,328
2009 and thereafter..............................................      9,236
                                                                     -------
    Totals.......................................................    $19,283
                                                                     =======


      In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessees on 71 properties occupied by Career Agents for use as field offices. The Career Agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the Career Agents for these field offices during 2004 was approximately $1.1 million.

      Shelf Registration

      On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P ("Capital Z"), our largest shareholder. In the event that Capital Z sells all of the five million shares, Capital Z would still own 20.3 million shares or approximately 37% of our outstanding common stock, before giving effect to any issuance of shares by us pursuant to the shelf registration. The shelf registration statement was declared effective in December 2004.

      The shelf registration statement enables us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offering pursuant to this shelf will be established at the time of the offering. We plan to use the proceeds from any future offering under the registration statement for general corporate purposes, including, but not limited to, working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt. A more detailed description of the use of proceeds will be included in any specific offering of securities in the prospectus supplement relating to the offering. A copy of the shelf registration statement as filed with the SEC on Form S-3 may be obtained at the SEC's website at www.sec.gov, or through the Investor Relations section of the Universal American website at www.uafc.com.

      Obligations of the Parent Company to Affiliates

      In January 2002, our parent company issued an $18.5 million 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The debenture is scheduled to be repaid in full during 2005. Our parent company repaid principal of $4.5 million in 2002, $7.1 million in 2003 and $3.5 million in 2004, reducing the outstanding balance to $3.4 million. Our parent holding company paid $0.5 million in interest on these debentures during 2004, $1.0 million in 2003 and $1.5 million in 2002. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

      Sources of Liquidity to the Parent Company

      We anticipate funding the obligations of the parent company and the capital required to grow our business from the four distinct and uncorrelated sources of cash flow within the organization as follows:

      - the expected cash flows of our senior administrative services company,

      - the expected cash flows of our senior managed care company (acquired in the acquisition of Heritage),

      -     dividend payments received from Penncorp Life (Canada), and -

      -     surplus note principal and interest payments from American Exchange.

      In addition, we maintain a large cash position and have access to our unutilized $15.0 million revolving credit facility. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

      Senior Administrative Services Company. Liquidity for our senior administrative services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our senior administrative services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the senior administrative services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our Senior Administrative Services segment was $15.3 million for the year ended December 31, 2004, and was $13.1 million for 2003 and $10.5 million for 2002.

      Senior Managed Care Company. Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SelectCare and services provided to the IPA's. Dividend payments by SelectCare to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SelectCare's state of domicile. SelectCare is not able to pay dividends during 2005 without prior approval. We believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $12.2 million for the seven months since its acquisition on May 28, 2004.

      Penncorp Life (Canada) Dividends. Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy benefit reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)'s policy benefit reserves on a U.S. GAAP basis. During the remainder of 2004, Penncorp Life (Canada) paid dividends totaling C$7.2 million (US$5.6 million) relating to net income for 2004. Penncorp Life (Canada) paid dividends to Universal American totaling C$11.2 million (US $8.1 million) during 2003 and C$9.3 million (US $5.9 million) during 2002. We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during 2005, less $2.5 million.

      Insurance Subsidiaries -- Surplus Note, Dividends and Capital Contributions. Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of December 31, 2004, the principal amount of the surplus note was $48.5 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $11.6 million during the year ended December 31, 2004. No principal payments were made during 2003. During 2002, the surplus note was reduced by $10.0 million in the form of a capital contribution to American Exchange by our holding company. American Exchange paid interest on the surplus note of $2.4 million during the year ended December 31, 2004, $2.8 million in 2003, and $3.8 million in 2002.

      Our parent holding company made capital contributions to American Exchange amounting to $17.8 million during 2004. In March 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $12.0 million to Union Bankers, $8.2 million to American Pioneer and $7.0 million to American Progressive during the year ended December 31, 2004.

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

      Dividend payments by our U.S. insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $6.3 million to American Exchange during 2005, without prior approval. Pyramid Life is able to pay ordinary dividends of up to $2.5 million to Pennsylvania Life (its direct parent) with prior notice to the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.3 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department during 2005. American Exchange, American Pioneer, American Progressive, Constitution and Union Bankers had negative earned surplus at December 31, 2004 and are not be able to pay dividends in 2005 without special approval.

      Insurance Subsidiaries - Liquidity

      Liquidity for our insurance company subsidiaries is measured by their ability to pay scheduled contractual benefits, pay operating expenses, fund investment commitments, and pay dividends to their parent company. The principal sources of cash for our insurance operations include scheduled and unscheduled principal and interest payments on investments, premium payments, annuity deposits, and the sale or maturity of investments. Both the sources and uses of cash are reasonably predictable and we believe that these sources of cash for our insurance company subsidiaries exceed scheduled uses of cash.

      Liquidity is also affected by unscheduled benefit payments including benefits under accident and health insurance policies, death benefits and interest-sensitive policy surrenders and withdrawals.

      Our accident and health insurance policies generally provide for fixed-benefit amounts and, in the case of Medicare Supplement policies, for supplemental payments to Medicare provider rates. Some of these benefits are subject to medical-cost inflation and we have the capability to file for premium rate increases to mitigate rising medical costs. Our health insurance business is widely dispersed in the United States and Canada, which mitigates the risk of unexpected increases in claim payments due to epidemics and events of a catastrophic nature. These accident and health polices are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes.

      Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2004 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $34.3 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

      Changes in interest rates may affect the incidence of policy surrenders and withdrawals. In addition to the potential impact on liquidity, unanticipated surrenders and withdrawals in a changed interest rate environment could adversely affect earnings if we were required to sell investments at reduced values in order to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings impact of changing market rates. We have segregated a portion of our investment portfolio in order to match liabilities that are sensitive to interest rate movements with fixed income securities containing similar characteristics to the related liabilities, most notably the expected duration and required interest spread. We believe that this asset/liability management process adequately covers the expected payment of benefits related to these liabilities.

      As of December 31, 2004, our insurance company subsidiaries held cash and cash equivalents totaling $129.4 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion.

      The net yields on our cash and invested assets decreased to 4.9% for the year ended December 31, 2004, from 5.3% for 2002 and 6.4% for 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2004, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $127.9 million at December 31, 2004 and $117.1 million at December 31, 2003. Statutory net income for the year ended December 31, 2004 was $5.4 million, which included after tax net realized gains of $0.9 million, and for the year ended December 31, 2003 was $6.0 million, which included after tax net realized losses of $0.3 million. The net statutory loss for the year ended December 31, 2002 was $9.1 million, which included after tax net realized losses of $16.8 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$57.4 million (US$47.8 million) as of December 31, 2004 and were C$82.9 million (US$63.5 million) as of December 31, 2003. Net income based on Canadian generally accepted accounting principles was C$8.4 million (US$6.5 million) for the year ended December 31, 2004, C$34.4 million (US$24.6 million) for 2003 and C$12.8 million (US$8.2 million) for 2002. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at December 31, 2004.

      Investments

      Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life, and certain floating rate portfolios, which are managed by Hyperion Capital. MFC Global Investment Management manages our Canadian portfolio. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of "BBB-" (Standard & Poor's Corporation), "Baa3" (Moody's Investor Service) or higher. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA's, FNMA's and investment grade corporate collateralized mortgage obligations.

      As of December 31, 2004, 99.4% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of December 31, 2004. During the year ended December 31, 2004, we did not write down the value of any fixed maturity securities. We wrote down the value of certain fixed maturity securities, considered to have been subject to an other-than-temporary decline in value, by $1.3 million during 2003, and by $10.6 million during 2002 (primarily as a result of the impairment of our World Com holdings). In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains (losses) on investments in our consolidated statements of operations.

      As of December 31, 2004, our insurance company subsidiaries held cash and cash equivalents totaling $129.4 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion.

      FEDERAL INCOME TAXATION OF THE COMPANY

      We file a consolidated return for Federal income tax purposes that includes all of the non-life insurance company subsidiaries, including Heritage. American Progressive was included in the consolidated return through March 31, 2002 and American Pioneer was included through June 30, 2002. American Exchange and its subsidiaries and Penncorp Life (Canada) are not current included. American Exchange and its subsidiaries, including American Progressive since April 1, 2002 and American Pioneer since July 1, 2002, file a separate consolidated Federal return. Penncorp Life (Canada) files a separate return with the Canada Revenue Agency.

      As of December 31, 2004 we (exclusive of American Exchange and its subsidiaries and Penncorp Life (Canada)) had net operating tax loss carryforwards of approximately $7.9 million (including $6.9 million from Heritage) that expire in 2015 and 2024 and capital loss carryforwards of $1.3 million that expire in 2007. As of December 31, 2004, we also had an Alternative Minimum Tax ("AMT") credit carryforward for Federal income tax purposes of approximately $0.5 million that can be carried forward indefinitely. As a result of our acquisitions of CHCS and Heritage, use of most of our loss carryforwards is subject to annual limitations.

 As of December 31, 2004, American Exchange and its subsidiaries had net operating loss carryforwards, most of which relate to the companies acquired in 1999 (and were incurred prior to their acquisition by us), of approximately $6.9 million that expire between 2009 and 2017. At December 31, 2004, American Exchange and its subsidiaries also had capital loss carryforwards of $7.9 million that expire in 2007. As of December 31, 2004, American Exchange and its subsidiaries also had an AMT credit carryforward for Federal income tax purposes of approximately $0.7 million that can be carried forward indefinitely As a result of the change in the ownership of the companies acquired in 1999, use of most of these loss carryforwards is subject to annual limitations.

      At December 31, 2004 and 2003, the Company carried valuation allowances of $3.8 million and $0.6 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. As a result of uncertainty regarding the ability to generate taxable capital gains, the Company established a valuation allowance in the amount of $3.2 million for its capital loss carryforwards during 2004 that was recorded as a deferred income tax expense. Additionally, the Company released $3.8 million relating to a portion of reserve amounts established for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service. At December 31, 2003, the valuation allowance for certain of the life tax operating loss carryforwards no longer was considered necessary. The amount of the valuation allowance released during 2003 was $4.5 million and was recorded as a deferred income tax benefit. In 2003, the Company established a reserve for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service. As a result of the increased profitability of the Administrative Services segment, valuation allowances for certain of the non-life tax loss carryforwards no longer were considered necessary as of December 31, 2003. The amount of the valuation allowance released during 2003 was $0.1 million and was also recorded as a deferred income tax benefit. Management believes it is more likely than not that the Company will realize the value of the recorded net deferred tax assets.

      Our U.S. insurance company subsidiaries, other than Peninsular Life Insurance Company, are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus. There was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2004 due to the existence of our insurance company subsidiaries' net operating loss carryforwards.

      The Jobs Creation Tax Act of 2004 contains a provision that places a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts ("PSA"). Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. Any distribution during 2005 and 2006 from an insurance company that has a PSA will be treated as a distribution from its PSA account. However, the distribution will not be subject to federal income tax. As of December 31, 2004, we had $20.2 million of PSA balances, and have accrued $7.1 million in deferred tax liabilities corresponding to those balances. The Jobs Creation Tax Act of 2004 provides the mechanism to eliminate this potential tax without the imposition of any tax payment. However, the transactions required to trigger the elimination of the potential tax would require pre-approval of the Insurance Departments of the respective companies. There can be no assurance that we will receive such approvals.

EFFECTS OF RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

      There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of the recently issued accounting pronouncements. We do not anticipate any material impact from the future adoption of the pending accounting pronouncements, other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. Refer to Consolidated Financial Statements Note 2 - Recent and Pending Accounting Pronouncements.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2004, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $70.6 million and a 200 basis point increase in market interest rates would result in $138.6 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $77.4 million and a 200 basis point decrease in market interest rates would result in a $160.2 million increase.

      Debt

      We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate ("LIBOR") for one, two or three months. Due to the variable interest rate, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps.

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

      The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of December 31, 2004, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR, based on the weighted average balance outstanding and the weighted average interest rates for the nine months ended December 31, 2004.

                                                         Effect of Change in LIBOR on Pre-tax Income
                                                            for the year ended December 31, 2004
                                            Weighted    ---------------------------------------------
                            Weighted        Average     200 Basis   100 Basis   100 Basis   200 Basis
Description of Floating      Average        Balance       Point       Point       Point       Point
       Rate Debt          Interest Rate   Outstanding    Decrease   Decrease     Increase    Increase
-----------------------   -------------   -----------   ---------   ---------   ---------   ---------
                                                         (in millions)
   Loan Payable                    4.06%  $      75.8   $     1.5   $     0.8   $    (0.8)  $    (1.5)
   Other long term debt            5.69%  $      25.0         0.5         0.3        (0.3)       (0.5)
                                                        ---------   ---------   ---------   ---------
      Total                                             $     2.0   $     1.1   $    (1.1)  $    (2.0)
                                                        =========   =========   =========   =========

      As noted above, we have fixed the interest rate on $50 million of our $176 million of total debt outstanding, leaving $125 million of the debt exposed to rising interest rates. As of December 31, 2004 we had approximately $181 million of cash and cash equivalents and $55 million in short duration floating rate investment securities. We anticipate that the net investment income on this $236 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

      Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2004, approximately 12% of our assets, 9% of our revenues, excluding realized gains, and 16% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the year ended December 31, 2003, approximately 13% of our assets, 12% of our revenues, excluding realized gains, and 21% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the year ended December 31, 2004, would have resulted in a decrease in our income before realized gains and taxes of approximately $1.2 million for the year ended December 31, 2004 and a decrease in our shareholders' equity of approximately $4.9 million at December 31, 2004. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $1.5 million for the year ended December 31, 2004 and an increase in shareholders' equity of approximately $6.0 million at December 31, 2004. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A - CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

      Management's Annual Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

      Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management has not identified any material weaknesses in our internal control over financial reporting. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

      Attestation Report of Ernst & Young LLP

      Our independent registered public accounting firm, Ernst & Young LLP, audited management's assessment and independently assessed the effectiveness of the company's internal control over financial reporting. Ernst & Young has issued an attestation report on our internal controls that concurs with management's assessment. This report is included on page F-3 of our consolidated financial statements included in this Form 10-K.

      Changes in Internal Control Over Financial Reporting

      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Inherent Limitations on Effectiveness of Controls

      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Universal American have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B - OTHER INFORMATION

      None

                                    PART III

ITEM 10 - MANAGEMENT

      The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      1     FINANCIAL STATEMENTS

            See separate index to Financial Statements and Financial Statement Schedules on Page F - 1 of this Form 10-K.

      2     FINANCIAL STATEMENT SCHEDULES

            See separate index to Financial Statements and Financial Statement Schedules on Page F - 1 of this Form 10-K.

      3     EXHIBITS

            2.1 Agreement and Plan of Merger, dated as of March 9, 2004, among Universal American Financial Corp., HHS Acquisition Corp., Heritage Health Systems, Inc. and Carlyle Venture Partners, L.P., as the stockholder representative, incorporated by reference to Form 8-K dated March 9, 2004.

            3.1 Restated Certificate of Incorporation of Universal American Financial Corp. incorporated by reference to Exhibit 3.1 to the registrant's Amendment No. 2 to the Registration Statement (No. 333-62036) on Form S-3 filed on July 11, 2001.

            3.2 Amendment No. 1 to the Restated Certificate of Incorporation of Universal American Financial Corp., incorporated by reference to Exhibit 3 to Form 10-Q (File No. 0-11321) for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

            3.3 Amended and Restated By-Laws of Universal American Financial Corp., incorporated by reference to Exhibit A to Form 8-K (File No. 0-11321) dated August 13, 1999.

            3.4 By-Laws, as amended, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

            4.1 Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004.

            4.2 Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004.

            4.3 Shareholders Agreement dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., UAFC, L.P., AAM Capital Partners, L.P., Chase Equity Associates, L.P., Richard
                  A. Barasch and others, incorporated by reference to Exhibit A of Form 8-K dated August 13, 1999.

            4.4 Registration Rights Agreement, dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., Wand/Universal American Investments L.P.I., Wand/Universal American Investments L.P. II, Chase Equity Associates, L.P., Richard A. Barasch and others, incorporated by reference to Exhibit A to Form 8-K dated August 13, 1999.

            10.1 Amended and Restated Purchase Agreement among the Company, dated December 31, 1999, as amended and restated on July 2, 1999, between Universal American, PennCorp Financial Group, Inc. ("PFG") and several of PFG's subsidiaries, incorporated by reference to Annex B of Proxy Statement dated July 12, 1999.

            10.2 Share Purchase Agreement, as of December 31, 1998, between the Company and Capital Z Financial Services Fund II, L.P. as amended by Amendment, dated as of July 2, 1999, incorporated by reference to Annex A of Proxy Statement dated July 12, 1999.

            10.3 Credit Agreement dated as of July 30, 1999, among the Registrant and the Chase Manhattan Bank as agent, the lender and signatory thereto, incorporated by reference to Exhibit C to Form 8-K/A dated March 16, 2001.

            10.4 Employment Contracts, between Registrant and the following officers:

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

            10.5 Agent Equity Plan for Agents of Penn Union Companies incorporated by reference to Amendment 1 to Registration Statement on Form S-2, dated July 13, 2000.

            10.6 Agent Equity Plan for Regional Managers and Sub Managers of Penn Union Companies incorporated by reference to Amendment 1 to Registration Statement on Form S-2, dated July 13, 2000.

            10.7 1998 Incentive Compensation Plan, incorporated by reference to Annex A of Definitive Proxy Statement filed on Form 14A dated April 29, 1998.

            10.8 Purchase Agreement dated as of December 20, 2002, by and among Universal American Financial Corp., Pennsylvania Life Insurance Company, Ceres Group, Inc. and Continental General Insurance Company incorporated by reference to Form 8-K dated December 20, 2002.

            10.9 Credit Agreement dated March 31, 2003, among the Company, various lending institutions and, Bank of America, N.A., as the Administrative Agent, the Collateral Agent and the L/C Issuer incorporated by reference to Form 8-K dated March 27, 2003.

            10.10 Agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp. incorporated by reference to Form 10-Q/A (Amendment No.
                  1) for the period ended September 30, 2003, dated December 23, 2003.

            10.11 Amended and Restated Credit Agreement dated as of May 28, 2004, among the Company, various lending institutions and Bank of America, N.A., as the Administrative Agent, the Collateral Agent and the L/C Issuer, incorporated by reference to Form 8-K dated May 28, 2004.

            10.12 Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan, incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form S-4 (No. 333-120190) filed on December, 10, 2004.

            10.13* Addendum II for Item 1A to agreement dated as of July 6,
                   2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp.

            12.1*  Statement re Computation of Ratios of Earnings to Fixed
                   Charges.

            21.1*  List of Subsidiaries.

            23.1*  Consent of Ernst & Young LLP

            31.1* Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

            31.2* Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

            32.1* Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   * Filed or furnished herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNIVERSAL AMERICAN FINANCIAL CORP.

March 16, 2005                          By: /s/ Richard A. Barasch
                                            ----------------------
                                            Richard A. Barasch
                                            Chairman of the Board, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

          Signature and Title                              Date

        /s/Richard A. Barasch                         March 16, 2005
--------------------------------------                --------------
         Richard A. Barasch
 Chairman of the Board, President,
Chief Executive Officer and Director
   (Principal Executive Officer)

        /s/Robert A. Waegelein                        March 16, 2005
--------------------------------------                --------------
          Robert A. Waegelein
  Executive Vice President and Chief
          Financial Officer
     (Principal Financial Officer
   and Principal Accounting Officer)

         /s/Bradley E. Cooper                         March 16, 2005
--------------------------------------                --------------
           Bradley E. Cooper
               Director

         /s/Mark M. Harmeling                         March 16, 2005
--------------------------------------                --------------
           Mark M. Harmeling
               Director

          /s/Bertram Harnett                          March 16, 2005
--------------------------------------                --------------
            Bertram Harnett
               Director

             /s/Linda Lamel                           March 16, 2005
--------------------------------------                --------------
              Linda Lamel
               Director

            /s/Eric Leathers                          March 16, 2005
--------------------------------------                --------------
             Eric Leathers
               Director

       /s/Patrick J. McLaughlin                       March 16, 2005
--------------------------------------                --------------
         Patrick J. McLaughlin
               Director

           /s/Robert A. Spass                         March 16, 2005
--------------------------------------                --------------
            Robert A. Spass
               Director

          /s/Robert F. Wright                          March 16, 2005
--------------------------------------                --------------
           Robert F. Wright
               Director

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES OF THE REGISTRANT:

Report of Independent Registered Public Accounting Firm                                    F-2

Report of Independent Registered Public Accounting Firm
 on Internal Control over Financial Reporting                                              F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003                               F-4

Consolidated Statements of Operations
 for the Three Years Ended December 31, 2004                                               F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the Three Years Ended December 31, 2004                                               F-6

Consolidated Statements of Cash Flows
 for the Three Years Ended December 31, 2004                                               F-7

Notes to Consolidated Financial Statements                                                 F-8

Schedule I -- Summary of Investments - other than investments in related parties          F-44

Schedule II -- Condensed Financial Information of Registrant                              F-45

               Notes to Condensed Financial Information                                   F-48

Schedule III -- Supplementary Insurance Information                                       F-49

Schedule IV - Reinsurance
                 (incorporated in Note 13 to the Consolidated Financial Statements)

Schedule V - Valuation and Qualifying Accounts
                 (incorporated in Note 7 to the Consolidated Financial Statements)

Other schedules were omitted because they were not applicable

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Universal American Financial Corp.:

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal American Financial Corp.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                             /s/ Ernst & Young LLP

New York, New York
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Universal American Financial Corp.:

We have audited management's assessment, included in the accompanying management's annual report on internal control over financial reporting, that Universal American Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Financial Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Universal American Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Universal American Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                             /s/ Ernst & Young LLP

New York, New York
March 11, 2005

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                     2004               2003
                                                                                -------------       ------------
ASSETS

Investments (Notes 2 and 6):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2004, $1,109,678; 2003, $1,081,954)                        $   1,170,822       $  1,141,392
  Equity securities, at fair value (cost: 2004, $749; 2003, $1,481)                       755              1,507
  Policy loans                                                                         24,318             25,502
  Other invested assets                                                                 1,187              1,583
                                                                                -------------       ------------
    Total investments                                                               1,197,082          1,169,984

Cash and cash equivalents                                                             181,257            116,524
Accrued investment income                                                              13,151             14,476
Deferred policy acquisition costs (Notes 2 and 12)                                    208,281            143,711
Amounts due from reinsurers (Note 13)                                                 212,501            219,182
Due and unpaid premiums                                                                 6,474              7,433
Deferred income tax asset (Note 7)                                                          -             15,757
Present value of future profits and other amortizing intangible assets                 60,804             44,047
Goodwill and other indefinite lived intangible assets (Notes 2 and 4)                  75,180             13,117
Income taxes receivable                                                                   865                  -
Other assets                                                                           61,493             36,717
                                                                                -------------       ------------
    Total assets                                                                $   2,017,088       $  1,780,948
                                                                                =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances (Note 2)                                          $     478,373       $    419,685
Reserves for future policy benefits                                                   762,563            722,466
Policy and contract claims - life                                                      10,802              8,672
Policy and contract claims - health (Note 11)                                          91,288            100,232
Loan payable (Note 14)                                                                101,063             38,172
Other long term debt (Note 15)                                                         75,000             75,000
Amounts due to reinsurers                                                               6,023              6,779
Income taxes payable                                                                        -             12,489
Deferred income tax liability (Note 7)                                                  5,206                  -
Other liabilities                                                                      67,349             51,715
                                                                                -------------       ------------
    Total liabilities                                                               1,597,667          1,435,210
                                                                                -------------       ------------
Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY (Note 8)
Common stock (Authorized: 100 million shares, issued:
  2004, 55.3 million shares; 2003, 54.1 million shares)                                   553                541
Additional paid-in capital                                                            172,525            164,355
Accumulated other comprehensive income (Notes 8 and 21)                                40,983             39,774
Retained earnings                                                                     206,329            142,458
Less:  Treasury stock (2004, 0.1 million shares; 2003, 0.2 million shares)               (969)            (1,390)
                                                                                -------------       ------------
    Total stockholders' equity                                                        419,421            345,738
                                                                                -------------       ------------
    Total liabilities and stockholders' equity                                  $   2,017,088       $  1,780,948
                                                                                =============       ============

                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004
                  (IN THOUSANDS, PER SHARE AMOUNTS IN DOLLARS)

                                                                        2004            2003            2002
                                                                     -----------    -----------     ------------
Revenues:
   Direct premium and policyholder fees earned                       $   858,921    $   700,415     $    586,686
   Reinsurance premiums assumed                                           35,682         27,042            5,075
   Reinsurance premiums ceded                                           (249,419)      (280,489)        (325,184)
                                                                     -----------    -----------     ------------
      Net premiums and policyholder fees earned (Note 13)                645,184        446,968          266,577
   Net investment income (Note 6)                                         65,191         61,075           57,716
   Net realized gains (losses) on investments (Note 6)                    10,647          2,057           (5,083)
   Fee and other income                                                   14,323         12,648           12,313
                                                                     -----------    -----------     ------------
      Total revenues                                                     735,345        522,748          331,523
                                                                     -----------    -----------     ------------

Benefits, Claims and Expenses:
   Claims and other benefits                                             421,710        292,211          168,526
   Net increase in reserves for future policy benefits                    21,275         14,423           12,880
   Interest credited to policyholders                                     18,617         14,900           10,963
   Increase in deferred acquisition costs (Note 12)                      (65,507)       (51,104)         (27,850)
   Amortization of intangible assets (Note 4)                              5,232          3,023            1,642
   Commissions                                                           142,412        135,937          115,074
   Commission and expense allowances on
     reinsurance ceded                                                   (50,463)       (69,712)         (94,689)
   Interest expense                                                        7,903          4,894            3,095
   Early extinguishment of debt (Note 14)                                      -          1,766                -
   Other operating costs and expenses                                    137,698        109,931           97,852
                                                                     -----------    -----------     ------------
      Total benefits, claims and other deductions                        638,877        456,269          287,493
                                                                     -----------    -----------     ------------

Income before taxes                                                       96,468         66,479           44,030
Income tax expense                                                        32,597         23,427           13,903
                                                                     -----------    -----------     ------------
Net income                                                           $    63,871    $    43,052     $     30,127
                                                                     -----------    -----------     ------------
Earnings per common share (Notes 2 and 20):
   Basic                                                             $      1.17    $      0.80     $       0.57
                                                                     ===========    ===========     ============
   Diluted                                                           $      1.13    $      0.78     $       0.56
                                                                     ===========    ===========     ============

                 See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                               Accumulated
                                                  Additional      Other
                                          Common   Paid-In    Comprehensive  Retained  Treasury
                                          Stock    Capital       Income      Earnings    Stock      Total
                                          ------  ----------  -------------  --------  --------   ---------
Balance, January 1, 2002                  $  528  $  155,746    $   5,603    $ 69,279  $   (386)  $ 230,770

Net income                                     -           -            -      30,127         -      30,127
Other comprehensive income (Note 21)           -           -       24,284           -         -      24,284
                                                                                                  ---------

Comprehensive income                           -           -            -           -         -      54,411
                                                                                                  ---------
Issuance of common stock (Note 8)              4       1,016            -           -         -       1,020
Stock-based compensation (Note 9)              -       1,412            -           -         -       1,412
Repayments of loans to officers (Note 8)       -          10            -           -         -          10
Treasury shares purchased, at
  cost (Note 8)                                -           -            -           -    (1,520)     (1,520)
Treasury shares reissued (Note 8)              -          80            -           -       586         666
                                          ------  ----------    ---------    --------  --------   ---------
Balance, December 31, 2002                   532     158,264       29,887      99,406    (1,320)    286,769

Net income                                     -           -            -      43,052         -      43,052
Other comprehensive income (Note 21)           -           -        9,887           -         -       9,887
                                                                                                  ---------

Comprehensive income                           -           -            -           -         -      52,939
                                                                                                  ---------
Issuance of common stock (Note 8)              9       4,077            -           -         -       4,086
Stock-based compensation (Note 9)              -       1,343            -           -         -       1,343
Repayments of loans to officers (Note 8)       -         653            -           -         -         653
Treasury shares purchased, at
  cost (Note 8)                                -           -            -           -    (1,113)     (1,113)
Treasury shares reissued (Note 8)              -          18            -           -     1,043       1,061
                                          ------  ----------    ---------    --------  --------   ---------
Balance, December 31, 2003                   541     164,355       39,774     142,458    (1,390)    345,738

Net income                                     -           -            -      63,871         -      63,871
Other comprehensive income (Note 21)           -           -        1,209           -         -       1,209
                                                                                                  ---------

Comprehensive income                           -           -            -           -         -      65,080
                                                                                                  ---------
Issuance of common stock (Note 8)             12       4,779            -           -         -       4,791
Stock-based compensation (Note 9)              -       3,010            -           -         -       3,010
Repayments of loans to officers (Note 8)       -         126            -           -         -         126
Treasury shares purchased, at
  cost (Note 8)                                -           -            -           -      (325)       (325)
Treasury shares reissued (Note 8)              -         255            -           -       746       1,001
                                          ------  ----------    ---------    --------  --------   ---------
Balance, December 31, 2004                $  553  $  172,525    $  40,983    $206,329  $   (969)  $ 419,421
                                          ======  ==========    =========    ========  ========   =========

                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                           2004       2003        2002
                                                                        ---------   ---------   ---------
Cash flows from operating activities:
Net income                                                              $  63,871   $  43,052   $  30,127
Adjustments to reconcile net income to net cash
  provided by operating activities, net of balances acquired (see Note
  3 - Business Combinations):
Deferred income taxes                                                      22,435       7,839       9,404
Change in reserves for future policy benefits                              27,751      17,393      33,780
Change in policy and contract claims                                      (16,080)         23       9,055
Change in deferred policy acquisition costs                               (65,507)    (51,104)    (27,850)
Amortization of present value of future profits and other intangibles       5,232       3,023       1,642
Net accretion of bond discount                                             (3,724)     (3,299)     (3,716)
Amortization of capitalized loan origination fees                           1,193       2,248         539
Change in policy loans                                                      1,184         286         298
Change in accrued investment income                                         1,325      (1,371)        778
Change in reinsurance balances                                              5,825      18,327      (7,983)
Realized losses (gains) on investments                                    (10,647)     (2,057)      5,083
Change in income taxes payable                                            (13,354)     10,488      (1,143)
Other, net                                                                  6,850        (548)     (1,349)
                                                                        ---------   ---------   ---------
Net cash provided by operating activities                                  26,354      44,300      48,665
                                                                        ---------   ---------   ---------

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities                      304,886     271,968     266,541
Cost of fixed maturities purchased                                       (304,803)   (335,629)   (362,141)
Purchase of business, net of cash acquired (Note 3)                       (65,961)    (58,940)          -
Other investing activities                                                (19,803)     (3,852)     (3,734)
                                                                        ---------   ---------   ---------
Net cash used by investing activities                                     (85,681)   (126,453)    (99,334)
                                                                        ---------   ---------   ---------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                  4,916       4,741       1,020
Cost of treasury stock purchases                                             (325)     (1,113)     (1,520)
Change in policyholder account balances                                    58,688     109,870      34,835
Change in reinsurance on policyholder account balances                        (35)      1,028         798
Principal repayment on loan payable                                        (5,703)     (8,653)    (10,700)
Early extinguishment of debt (Note 14)                                          -     (68,950)          -
Issuance of new debt (Note 14)                                             68,594      65,000           -
Cost of new debt issued                                                    (2,075)          -           -
Issuance of trust preferred securities (Note 15)                                -      60,000      15,000
                                                                        ---------   ---------   ---------
Net cash provided by financing activities                                 124,060     161,923      39,433

                                                                        ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                       64,733      79,770     (11,236)

Cash and cash equivalents at beginning of year                            116,524      36,754      47,990
                                                                        ---------   ---------   ---------
Cash and cash equivalents at end of year                                $ 181,257   $ 116,524   $  36,754
                                                                        =========   =========   =========

Supplemental cash flow information:

  Cash paid for interest                                                $   7,805   $   4,804   $   2,574
                                                                        =========   =========   =========
  Cash paid for income taxes                                            $  20,464   $   3,199   $   3,707
                                                                        =========   =========   =========

                See notes to consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND COMPANY BACKGROUND:

      Universal American Financial Corp. was incorporated in the State of New York in 1981 as a life and accident & health insurance holding company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), The Pyramid Life Insurance Company ("Pyramid Life"), Heritage Health Systems, Inc., including SelectCare of Texas, L.L.C. (collectively "Heritage"), and CHCS Services, Inc. ("CHCS").

      Pyramid Life was acquired on March 31, 2003 and Heritage was acquired on May 28, 2004. Operating results for these entities prior to the date of their respective acquisitions are not included in Universal American's consolidated results of operations.

      Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through independent general agents and its career agency systems. The independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers while the career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada). Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plan in the northeastern portion of the United States. CHCS, the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

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

      b. USE OF ESTIMATES: The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are future policy benefits and claim liabilities, deferred policy acquisition costs, goodwill, present value of future profits and other intangibles, the valuation of certain investments and income taxes. There have been no changes in our critical accounting policies during the current year.

      c. INVESTMENTS: The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of tax and deferred policy acquisition cost adjustments.

            As of December 31, 2004 and 2003, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and deferred policy acquisition cost adjustments, included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include mortgage loans and collateral loans. The collateral loans are carried at their underlying collateral value, the cash surrender value of life insurance. Mortgage loans are carried at the unpaid principal balance.

            The fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage and asset- backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based on current economic conditions, past credit loss experience and other factors.

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

            The Company has several reinsurance arrangements in place on its life and accident & health insurance risks (see Note 12 - Deferred Acquisition Costs). Amounts capitalized for deferred acquisition costs are reported net of the related commissions and expense allowances received from the reinsurer on these costs.

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

            Amortization of present value of future profits is based upon the pattern of the projected cash flows of the in-force business acquired, over weighted average lives ranging from six to forty years. Other identified intangibles are amortized over their estimated lives.

            At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2004.

      f. RECOGNITION OF REVENUES, CONTRACT BENEFITS AND EXPENSES FOR INVESTMENT AND UNIVERSAL LIFE TYPE POLICIES: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under SFAS 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. The base rates on the annuity products currently marketed by us range from 3% to 3.6%. We offer sales inducements in the form of first year only bonus interest rates, which range from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 3% to 7.3%. Our currently marketed annuity products have minimum guaranteed interest rates ranging from 1.5% to 3%. For Universal Life products, current credited rates range from 4% to 6%, which represent the minimum guaranteed rates. There is no first year only bonus interest on our Universal Life policies.

      g. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR ACCIDENT & HEALTH INSURANCE PRODUCTS: Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. Claim reserves are established for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. These reserves are initially established based on past experience, continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due but unpaid and primarily relate to individual health insurance products.

      h. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR TRADITIONAL LIFE AND ANNUITY PRODUCTS: Premiums from traditional life and annuity policies with life contingencies generally are recognized as revenue when due. Benefits and expenses are matched with such revenue so as to result in the recognition of profits over the life of the contracts. This matching is accomplished by recording a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

      i. RECOGNITION OF PREMIUM REVENUES AND POLICY BENEFITS FOR MEDICARE ADVANTAGE POLICIES: Premiums received pursuant to Medicare
            Advantage contracts with the Federal government's Centers for Medicare & Medicaid Services ("CMS") for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and healthplan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets and are recorded net of estimated bad debts. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

      j. RECOGNITION OF ADMINISTRATIVE SERVICE REVENUE: Fees for administrative services generally are recognized over the period for which the Company is obligated to provide service.

      k. INCOME TAXES: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of a change in tax rates.

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

      l. REINSURANCE: Amounts recoverable under reinsurance contracts are included in total assets as amounts due from reinsurers rather than net against the related policy asset or liability. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

      m. FOREIGN CURRENCY TRANSLATION: The financial statement accounts of the Company's Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows are translated using a weighted average of exchange rates for each period presented.

      n. DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE: The Company uses derivative instruments, interest rate swaps, to hedge risk arising from interest rate volatility ("cash-flow" hedge). These cash-flow hedges are recognized on the balance sheet at their fair value, based on independent pricing sources. The fair value of the cash-flow hedges are reported as assets or liabilities in other assets or other liabilities. On the date the interest rate swap contract is entered into, the Company designates it as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of the interest rate swap that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income and are reclassified into earnings when the variability of the cash flow hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified into earnings are included in the line items in which the hedged item is recorded.

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

      o. EARNINGS PER COMMON SHARE: Basic earning per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options outstanding during the year. There were 109,250 and 2,000 stock options excluded from the computation of diluted EPS at December 31, 2004 and December 31, 2003, respectively because they were anti-dilutive.

      p. STOCK BASED COMPENSATION: The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options. Accordingly, no expense is recognized for those options issued with an exercise price at or above market on the date of the award. For options issued to employees with an exercise price that is less than market on the date of grant the Company recognizes an expense for the difference between the exercise price and the value of the options on the date of grant. The Company follows SFAS No. 123 "Accounting for Stock Based Compensation," ("SFAS 123") for determining the fair value of options issued to agents and others. The fair value of options awarded to agents and others are expensed over the vesting period of each award.

      q. CASH FLOW INFORMATION: Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase.

      r. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, which requires an entity to assess its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity ("VIE") is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties or the equity investors do not have the characteristics of a controlling financial interest. FIN 46 requires that a VIE be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

            The provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003 and for VIEs for which the Company obtains an interest after that date. For any VIEs acquired prior to February 1, 2003, the provisions of the interpretation of FIN 46, as amended by FASB Staff Position No. 46-6, are effective for the quarter ending December 31, 2003. An interpretation of FIN 46 was issued in December 2003, which allowed the Company to defer the effective date for consolidation of VIEs to the first reporting period that ends after March 15, 2004. Adoption of the provisions of the interpretation FIN 46 did not have a material impact on the consolidated financial condition or results of operations.

            In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Although early adoption was permitted, the Company adopted FIN 46R in the first quarter of 2004. The adoption of FIN 46R resulted in the deconsolidation of the VIEs that issued mandatorily redeemable preferred securities of a subsidiary trust ("trust preferred securities"). The sole assets of the VIEs are junior subordinated debentures issued by the Company with repayment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company's balance sheet as "company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures". The dividends on the trust preferred securities were reported as interest expense. As a result of the deconsolidation, the liability for the junior subordinated debentures issued by the Company to the subsidiary trusts are reported as a separate liability in the Company's balance sheet as "other long term debt". See Note 15 - Other Long Term Debt for a description of the trust preferred securities.

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

            On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS 148 as of December 31, 2003, as required and presented below.

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

                                                  For the year ended December 31,
                                                 2004           2003           2002
                                              ----------     ----------     ----------
                                              (in thousands, except per share amounts)
Reported net income                           $   63,871     $   43,052     $   30,127
Add back: Stock-based compensation
  expense included in reported net income,
  net of tax                                         589          1,527          1,536
Less: Stock based compensation expense
  determined under fair value based method
  for all awards, net of tax                      (2,126)        (2,895)        (2,623)
                                              ----------     ----------     ----------
Pro forma net income                          $   62,334     $   41,684     $   29,040
                                              ==========     ==========     ==========
Net income per share:
  Basic, as reported                          $     1.17     $     0.80     $     0.57
  Basic, pro forma                            $     1.14     $     0.78     $     0.55

  Diluted, as reported                        $     1.13     $     0.78     $     0.56
  Diluted, pro forma                          $     1.10     $     0.76     $     0.54

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

            The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates                     3.12%-6.68%
Dividend yields                                 0.0%
Expected volatility                        40.00% - 48.64%
Expected lives of options (in years)          0 - 9.0

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

      s. PENDING ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS 123, at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Company will adopt SFAS 123R in the third quarter of fiscal 2005 using the prospective method.

            As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.3, $0.1, and $0.1 in 2004, 2003 and 2002, respectively.

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

            In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position ("FSP") EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'", (FSP 03-1-a) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10 - 20 of EITF 03-1 in order to reconsider certain aspects of the consensus as well as the implementation guidance included in FSP 03-1-a. The disclosure guidance including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 6.

            The ultimate impact the adoption of EITF 03-1 will have on the Company's consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $2.7 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management's intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

      t. RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to current period presentation.

3.    BUSINESS COMBINATIONS:

      Acquisition of Heritage Health Systems, Inc.

      On May 28, 2004, the Company acquired 100% of the outstanding common stock of Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, L.L.C. ("SelectCare"), a health plan that offers coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Lastly, Heritage participates in the net results derived from these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 14 - Loan Payable) and $33.1 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements.

      On the acquisition date, the fair value of net tangible assets of Heritage amounted to $23.2 million. The excess of the purchase price over the fair value of net tangible assets acquired was $76.4 million. As of May 28, 2004, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $14.6 million was assigned to amortizing intangible assets, including $12.1 million (net of deferred income taxes of $6.5 million), which was assigned to the value of the membership in force and determined to have a weighted average life of 6 years and $2.2 million (net of deferred taxes of $1.2 million), which was assigned to the IPA's, and determined to have a weighted average lives of between 6 and 13 years. Approximately $4.7 million was allocated to non-amortizing intangible assets, including $4.0 million assigned to the value of trademarks and $0.7 million assigned to the value of Heritage's licenses. Each of these items was determined to have indefinite lives. The balance of $57.1 million was assigned to goodwill.

      Acquisition of Pyramid Life

      On March 31, 2003, the Company acquired all of the outstanding common stock of Pyramid Life. In this transaction, the Company acquired a block of in-force business as well as a career sales force skilled in selling senior market insurance products. The purchase price of $57.5 million and transaction costs of $2.4 million were financed with $20.1 million of net proceeds generated from the refinancing of the Company's credit facility and $39.8 million of cash on hand, including a portion of the proceeds from the issuance of trust preferred securities in December 2002 and March 2003. (See Note 14 - Loan Agreements and Note 15 - Trust Preferred Securities). Operating results generated by Pyramid Life prior to March 31, 2003, the date of acquisition, are not included in the Company's consolidated financial statements. At the time of closing, the fair value of net tangible assets of the acquired company amounted to $27.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was $32.3 million. At March 31, 2003, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $13.1 million (net of deferred taxes of $7.1 million) was assigned to the present value of future profits acquired and determined to have a weighted average life of 7 years. Approximately $14.3 million (net of deferred taxes of $7.7 million) was assigned to the distribution channel acquired and determined to have a weighted average life of 30 years. The distribution channel represents the estimated future new sales production from the career distribution established by Pyramid Life. Pyramid Life distributes its products on an exclusive basis through 32 Senior Sales Solution Centers ("SSSC's"). The remaining $4.9 million was assigned to the value of the trademarks and licenses acquired, which are deemed to have an indefinite life.

      The condensed balance sheets of Heritage and Pyramid Life were as follows on their respective dates of acquisition:

                                                   Heritage      Pyramid Life
                                                 May 28, 2004   March 31, 2003
                                                --------------  --------------
                                                (in thousands)  (in thousands)
Assets
Cash and Investments                               $ 38,150        $105,774
PVFP and other amortizing intangibles                22,013          42,263
Goodwill and other non-amortizing intangibles        61,849           4,867
Other                                                 7,160          16,232
                                                   --------        --------
   Total Assets                                    $129,172        $169,136
                                                   ========        ========
Liabilities
Policy related liabilities                         $  9,265        $103,978
Other                                                20,296           5,297
                                                   --------        --------
   Total Liabilities                                 29,561         109,275
Equity                                               99,611          59,861
                                                   --------        --------
   Total Liabilities and Equity                    $129,172        $169,136
                                                   ========        ========

      The consolidated pro forma results of operations, assuming that Pyramid Life and Heritage were purchased on January 1, 2004 and 2003 is as follows:

YEAR ENDED DECEMBER 31,           2004          2003
------------------------        --------      --------
                                   (In thousands)
Total revenue                   $792,933      $680,829
Income before taxes (1)         $101,731      $ 72,833
Net income (1)                  $ 67,293      $ 46,764

Earnings per common share:
    Basic                       $   1.23      $   0.87
    Diluted (1)                 $   1.19      $   0.85

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

4.    INTANGIBLE ASSETS

      The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                                December 31, 2004                     December 31, 2003
                                         -----------------------------           ---------------------------
                                           Value          Accumulated             Value         Accumulated
                                         Assigned         Amortization           Assigned       Amortization
                                         --------         ------------           --------       ------------
                                                                   (In thousands)
Senior Health Insurance:
  Present value of future
      profits ("PVFP")                    $18,472           $  3,628             $ 18,472         $  2,097
  Distribution Channel                     22,055              1,287               22,055              551
Life Insurance/Annuity - PVFP               4,127              1,308                4,127              661
Senior Managed Care - Medicare
  Advantage:
  PVFP                                     18,554              1,667                    -                -
  Value of IPA's                            3,459                234                    -                -
Senior Administrative Services
  PVFP                                      7,672              7,035                7,672            6,770
  Value of future override fees             1,796                172                1,820               20
                                          -------           --------             --------         --------
     Total                                $76,135           $ 15,331             $ 54,146         $ 10,099
                                          =======           ========             ========         ========

      The following table shows the changes in the present value of future profits and other amortizing intangible assets.

                                          2004              2003             2002
                                         -------           -------         --------
                                                      (In thousands)
Balance, beginning of year               $44,047           $ 2,987         $  3,463
  Additions from acquisitions             21,989            44,083            1,166
  Amortization, net of interest           (5,232)           (3,023)          (1,642)
                                         -------           -------         --------
Balance, end of year                     $60,804           $44,047         $  2,987
                                         =======           =======         ========

      Estimated future net amortization expense (in thousands) is as follows:

2005                 $  6,464
2006                    6,112
2007                    5,742
2008                    5,248
2009                    4,283
Thereafter             32,955
                     --------
                     $ 60,804
                     ========

      The carrying amounts of goodwill and intangible assets with indefinite lives are shown below.

                                                  December 31,
                                              --------------------
                                                2004         2003
                                              -------      -------
                                                 (In thousands)
Senior Market Health Insurance                $ 8,760      $ 8,760
Senior Managed Care - Medicare Advantage       62,063            -
Senior Administrative Services                  4,357        4,357
                                              -------      -------
   Total                                      $75,180      $13,117
                                              =======      =======

5.    REINSURANCE TRANSACTIONS

      Recapture of Reinsurance Ceded

      Effective April 1, 2003, American Pioneer entered into agreements to recapture approximately $48 million of Medicare Supplement business that had previously been reinsured to Transamerica Occidental Life Insurance Company, Reinsurance Division ("Transamerica") under two quota share contracts. In 1996, American Pioneer entered into two reinsurance treaties with Transamerica. Pursuant to the first of these contracts American Pioneer ceded to Transamerica 90% of approximately $50 million of annualized premium that it had acquired from First National Life Insurance Company ("First National") in 1996. Under the second contract, as subsequently amended, American Pioneer agreed to cede to Transamerica 75% of certain new business from October 1996 through December 31, 1999. As of April 1, 2003, approximately $27 million remained ceded under the First National treaty and approximately $16 million remained ceded under the new business treaty.

      As part of an effort to exit certain non-core lines of business, Transamerica approached the Company in 2002 to determine our interest in recapturing the two treaties. Under the terms of the recapture agreements, Transamerica transferred approximately $18 million in cash to American Pioneer to cover the statutory reserves recaptured by American Pioneer. No ceding allowance was paid by American Pioneer in the recapture and American Pioneer currently retains 100% of the risks on the $48 million of Medicare Supplement business. No gain or loss was recognized on these recapture agreements.

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

      Beginning July 1, 2003, the former Guarantee Reserve field force continued to write this business through Guarantee Reserve, with Universal American administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. Beginning in April 2004, as the products were approved for sale in each state, new business has been written by a Universal American subsidiary, with 50% of the risk ceded to Swiss Re.

6.    INVESTMENTS:

      The amortized cost and fair value of fixed maturities are as follows:

                                                               December 31, 2004
                                      ----------------------------------------------------------------
                                                         Gross              Gross
                                       Amortized       Unrealized        Unrealized           Fair
Classification                           Cost            Gains              Losses            Value
--------------------------------      -----------      -----------       -----------       -----------
                                                                   (In thousands)
U.S. Treasury securities and
  obligations of U.S. government      $    87,552      $       718       $      (327)      $    87,943
Corporate debt securities                 486,142           27,467            (1,830)          511,779
Foreign debt securities (1)               209,583           28,797               (33)          238,347
Mortgage and asset-
  backed securities                       326,401            6,879              (527)          332,753
                                      -----------      -----------       -----------       -----------
                                      $ 1,109,678      $    63,861       $    (2,717)      $ 1,170,822
                                      ===========      ===========       ===========       ===========

                                                              December 31, 2003
                                      ----------------------------------------------------------------
                                       Amortized        Amortized         Amortized         Amortized
Classification                           Cost             Cost              Cost              Cost
--------------------------------      -----------      -----------       -----------       -----------
                                                               (In thousands)
U.S. Treasury securities and
  obligations of U.S. government      $    74,187      $       695       $      (219)      $    74,663
Corporate debt securities                 544,744           36,892            (4,988)          576,648
Foreign debt securities (1)               218,011           19,041              (118)          236,934
Mortgage and asset-
  backed securities                       245,012            8,711              (576)          253,147
                                      -----------      -----------       -----------       -----------
                                      $ 1,081,954      $    65,339       $    (5,901)      $ 1,141,392
                                      ===========      ===========       ===========       ===========

(1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

      The amortized cost and fair value of fixed maturities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized          Fair
                                            Cost            Value
                                          ----------      ----------
                                              (In thousands)
Due in 1 year or less                     $   34,890      $   35,118
Due after 1 year through 5 years             197,124         208,709
Due after 5 years through 10 years           306,431         326,983
Due after 10 years                           244,832         267,259
Mortgage and asset-backed securities         326,401         332,753
                                          ----------      ----------
                                          $1,109,678      $1,170,822
                                          ==========      ==========

      The fair value and unrealized loss as of December 31, 2004 for fixed maturity and equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below.

                                    Less than 12 Months         12 Months or Longer               Total
                                  -----------------------     -----------------------     -----------------------
                                    Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
Classification                     Value          Loss          Value         Loss          Value         Loss
--------------                    --------     ----------     --------     ----------     --------     ----------
                                                                 (In thousands)
U.S. Treasury securities
  obligations of U.S.             $ 44,558      $    327      $      -      $      -      $ 44,558      $    327
Corporate debt                      15,787           188        45,718         1,643        61,505         1,831
Foreign debt securities              1,018             5           972            27         1,990            32
Mortgage and asset-
  backed securities                 67,092           369         3,493           158        70,585           527
                                  --------      --------      --------      --------      --------      --------
Total fixed maturities             128,455           889        50,183         1,828       178,638         2,717
Equity securities                        1             1             -             -             1             1
                                  --------      --------      --------      --------      --------      --------
Total                             $128,456      $    890      $ 50,183      $  1,828      $178,639      $  2,718
                                  ========      ========      ========      ========      ========      ========

      There were no fixed maturities as of December 31, 2004, with a fair value less than 87% of the security's amortized cost. As of December 31, 2004, fixed maturities represented more than 99% of the Company's unrealized loss amount, which was comprised of 84 different securities.

      The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of 61 securities. Approximately 99%, of the less than twelve months total unrealized loss amount was comprised of securities with fair value that is greater than 90% of amortized cost.

      The group of securities depressed for twelve months or more was comprised of 23 securities. This group consists primarily of corporate securities purchased at a premium and had a total amortized cost of $52 million. The market value for the group was approximately 97% of the amortized cost and 104% of the par value for these securities. There was only one security with a market value less than 90% of amortized cost with an unrealized loss of less than $0.1 million. A description of the events contributing to the security's unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

      As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2004 and 2003. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence (including evaluation of the underlying collateral of a security), the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

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

      Gross unrealized gains and gross unrealized losses of equity securities as of December 31, are as follows:

                                   2004      2003
                                ---------  ---------
                                   (In thousands)
Gross unrealized gains          $       7  $      34
Gross unrealized losses                (1)        (8)
                                ---------  ---------
Net unrealized gains            $       6  $      26
                                =========  =========

      The components of the change in unrealized gains and losses included in the consolidated statements of stockholders' equity are as follows:

                                               2004           2003           2002
                                           -----------   -------------   -----------
                                                         (In thousands)
Change in net unrealized gains (losses):
  Fixed maturities                         $     1,706    $      8,542   $    38,522
  Equity securities                                (20)             42           124
  Foreign currency                               2,329           9,090           679
  Fair value of cash flow swap                     636             196             -
  Adjustment relating to deferred
    policy acquisition costs                    (2,791)         (2,665)       (1,958)
                                           -----------    ------------   -----------
Change in net unrealized gains
  before income tax                              1,860          15,205        37,367
Income tax (expense)                              (651)         (5,318)      (13,083)
                                           -----------    ------------   -----------
Change in net unrealized gains             $     1,209    $      9,887   $    24,284
                                           ===========    ============   ===========

The details of net investment income are as follows:

                                  2004            2003            2002
                              ------------   --------------   ------------
                                             (In thousands)
Investment Income:
  Fixed maturities            $     62,342   $      59,528    $     54,553
  Cash and cash equivalents          2,155             882           1,044
  Equity securities                     34              93             197
  Other                                967             744           1,279
  Policy loans                       1,678           1,652           1,697
  Mortgage loans                        19              62             134
                              ------------   -------------    ------------
Gross investment income             67,195          62,961          58,904
Investment expenses                 (2,004)         (1,886)         (1,188)
                              ------------   -------------    ------------
Net investment income         $     65,191   $      61,075    $     57,716
                              ============   =============    ============

      There were no non-income producing fixed maturity securities for the years ended December 31, 2004, 2003 or 2002.

      Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

                                                     2004            2003            2002
                                                -------------   --------------   ------------
                                                                (In thousands)
Realized gains:
  Fixed maturities                              $      12,400    $      3,497    $     10,435
  Equity securities and other invested assets              32             476              72
                                                -------------    ------------    ------------
Total realized gains                                   12,432           3,973          10,507
                                                -------------    ------------    ------------
Realized losses:
  Fixed maturities                                     (1,344)         (1,811)        (14,914)
  Equity securities and other invested assets            (441)           (105)           (676)
                                                -------------    ------------    ------------
Total realized losses                                  (1,785)         (1,916)        (15,590)
                                                -------------    ------------    ------------
Net realized gains (losses)                     $      10,647    $      2,057    $     (5,083)
                                                =============    ============    ============

      The Company did not write down the value of any fixed maturity securities during 2004. The Company wrote down the value of certain fixed maturity securities by $1.3 million during 2003, and $10.6 million during 2002, primarily as a result of the impairment of our WorldCom bonds. The WorldCom bonds were disposed of in the third quarter of 2002 at a price approximating their carrying value after the other-than-temporary decline was recognized. These write downs represent management's estimate of other-than-temporary declines in value and were included in net realized gains (losses) on investments.

      At December 31, 2004 and 2003, the Company held unrated or less-than-investment grade corporate debt securities as follows:

                                          2004         2003
                                        ---------   ----------
                                           (In thousands)
Carrying value (estimated fair value)   $   7,003   $    8,361
                                        =========   ==========
Percentage of total assets                    0.3%         0.5%
                                        =========   ==========

      The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $3.0 million at December 31, 2004, and $3.1 million at December 31, 2003, which was less than 0.2% of total assets each year.

      Included in fixed maturities at December 31, 2004 and 2003 were securities with carrying values of $41.8 million and $44.1 million, respectively, held by various states as security for the policyholders of the Company within such states.

7.    INCOME TAXES:

      The parent holding company files a consolidated return for federal income tax purposes that includes all of the non-life insurance company subsidiaries, including Heritage. American Progressive was included in the consolidated return through March 31, 2002 and American Pioneer was included through June 30, 2002. American Exchange and its subsidiaries and Penncorp Life (Canada) are not currently included. American Exchange and its subsidiaries, including American Progressive since April 1, 2002 and American Pioneer since July 1, 2002, file a separate consolidated federal income tax return. Penncorp Life (Canada) files a separate return with Revenue Canada.

      Income before taxes by geographic distribution is as follows:

                                 2004           2003           2002
                            -------------   -------------   -----------
                                            (In thousands)
United States               $      77,457   $      51,597   $    30,290
Canada                             19,011          14,882        13,740
                            -------------   -------------   -----------
Total income before taxes   $      96,468   $      66,479   $    44,030
                            =============   =============   ===========

      The Company's federal and state income tax expense (benefit) is as follows:

                                2004             2003           2002
                            -------------   --------------   ----------
                                            (In thousands)
Current - United States     $        (825)   $        303    $      208
Current - Canada                    3,173          15,285         4,291
                            -------------    ------------    ----------
   Sub total current                2,348          15,588         4,499

Deferred - United States           27,148          17,821         8,268
Deferred - Canada                   3,101          (9,982)        1,136
                            -------------    ------------    ----------
   Sub total deferred              30,249           7,839         9,404
                            -------------    ------------    ----------
Total tax expense           $      32,597    $     23,427    $   13,903
                            =============    ============    ==========

A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

                                   2004           2003          2002
                                --------   --------------   ----------
                                           (In thousands)
Expected tax expense            $ 33,764     $   23,268     $  15,410
Change in valuation allowance      3,163         (4,507)       (1,694)
Reserve for prior year taxes
 of acquired entities             (3,805)         4,439             -
Other                               (525)           227           187
                                --------     ----------     ---------
Actual tax expense              $ 32,597     $   23,427     $  13,903
                                ========     ==========     =========

      In addition to federal and state income tax, the Company is subject to state premium taxes, which taxes are included in other operating costs and expenses in the accompanying statements of operations.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                             2004           2003
                                         ------------   ------------
                                               (In thousands)
Deferred tax assets:
Reserves for future policy benefits      $     43,733   $     36,180
Deferred policy acquisition costs              (6,998)         5,309
Loss carryforwards                              5,218          5,851
Asset valuation differences                     4,403          6,462
Deferred revenues                               1,113            998
Tax credit carryforwards                        1,234            320
Other                                          (2,444)        (4,083)
                                         ------------   ------------
  Total gross deferred tax assets              46,259         51,037
  Less valuation allowance                     (3,756)          (593)
                                         ------------   ------------
  Net deferred tax assets                      42,503         50,444
                                         ------------   ------------

Present value of future profits               (25,641)       (13,270)
Unrealized gains on investments               (22,068)       (21,417)
                                         ------------   ------------
  Total gross deferred tax liabilities        (47,709)       (34,687)
                                         ------------   ------------
  Net deferred tax (liability) asset     $     (5,206)  $     15,757
                                         ============   ============

      At December 31, 2004, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Life) had net operating loss carryforwards of approximately $7.9 million (including $6.9 million from Heritage) that expire in 2015 and 2024 and capital loss carryforwards of $1.3 million that expire in 2007. At December 31, 2004, the Company also had an Alternative Minimum Tax
(AMT) credit carryforward for federal income tax purposes of approximately $0.5 million that can be carried forward indefinitely. At December 31, 2004, American Exchange and its subsidiaries had net operating loss carryforwards, most of which relate to the companies acquired in 1999 (and were incurred prior to their acquisition), of approximately $6.9 million that expire between 2009 and 2017. At December 31, 2004, American Exchange and its subsidiaries also had capital loss carryforwards of $7.9 million that expire in 2007 and an AMT credit carryforward for federal income tax purposes of approximately $0.7 million that can be carried forward indefinitely. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

      At December 31, 2004 and 2003, the Company carried valuation allowances of $3.8 million and $0.6 million, respectively, with respect to its deferred tax assets. The Company establishes a valuation allowance based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. As a result of uncertainty regarding the ability to generate taxable capital gains to utilize capital loss carryforwards, the Company established a valuation allowance in the amount of $3.2 million during 2004 that was recorded as a deferred income tax expense. Additionally, the Company released $3.8 million relating to a portion of reserve amounts established for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service. At December 31, 2003, the valuation allowance on certain of the life tax loss carryforwards no longer was considered necessary. The amount of the valuation allowance released during 2003 was $4.5 million and was recorded as a deferred income tax benefit. In 2003, the Company established a reserve for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service. As a result of the increased profitability of the Administrative Services segment, valuation allowances on certain of the non-life tax loss carryforwards no longer were considered necessary as of December 31, 2003. The amount of the valuation allowance released during 2003 was $0.1 million and was also recorded as a deferred income tax benefit. Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

8.    STOCKHOLDERS' EQUITY

      Preferred Stock

      The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at December 31, 2004 or 2003.

      Common Stock

      The par value of common stock is $.01 per share with 100 million shares authorized for issuance. The shareholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 80 million shares to 100 million shares at the Annual Meeting on May 26, 2004.

      Changes in the number of shares of common stock issued were as follows:

          YEARS ENDED DECEMBER 31,               2004         2003         2002
-------------------------------------------   ----------   ----------   ----------
Common stock issued, beginning of year        54,111,923   53,184,381   52,799,899
Stock options exercised                        1,190,018      389,412      284,748
Stock issued in connection with acquisition            -      147,711            -
Agent stock award                                      -       41,872       69,484
Stock purchases pursuant to agents' stock
   purchase and deferred compensation plans       24,151      348,547       30,250
                                              ----------   ----------   ----------
Common stock issued, end of period            55,326,092   54,111,923   53,184,381
                                              ==========   ==========   ==========

      Treasury Stock

      The Board of Directors has approved a plan for the Company to repurchase up to 1.5 million shares of the Company's commons stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                2004                                         2003
                                    ---------------------------------------   ---------------------------------------
                                                                 WEIGHTED                                  WEIGHTED
                                                               AVERAGE COST                              AVERAGE COST
                                     SHARES        AMOUNT        PER SHARE     SHARES       AMOUNT         PER SHARE
                                    -------   --------------   ------------   --------   -------------   ------------
                                              (In thousands)                             (In thousands)
Treasury stock beginning of year    192,863     $    1,390        $ 7.21       241,076      $ 1,320        $ 5.48
Shares repurchased                   30,929            325         10.52       141,718        1,113          7.85
Shares distributed in the form of
employee bonuses                    (98,851)          (746)        10.12      (189,931)      (1,043)         5.58
                                    -------     ----------                    --------      -------
Treasury stock, end of period       124,941     $      969        $ 7.75       192,863      $ 1,390        $ 7.21
                                    =======     ==========                    ========      =======

      Through December 31, 2004, the Company had repurchased 791,119 shares at an aggregate cost of $4.4 million. As of December 31, 2004, 708,881 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

      Additional Paid In Capital

      In connection with the 1999 acquisition the Company provided loans to certain members of management to purchase shares of common stock. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Repayments of these loans amounted to $0.1 million in 2004 and $0.7 million in 2003 and are reported as an increase to additional paid in capital. As of December 31, 2004, the outstanding balance of these loans was $0.1 million.

      Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are as follows:

                                                            December 31,
                                                2004           2003            2002
                                              ---------   --------------   ------------
                                                          (In thousands)
Net unrealized appreciation
  on investments                              $  61,150      $  59,464      $  50,880
Deferred acquisition cost adjustment             (7,776)        (4,985)        (2,320)
Foreign currency translation gains (losses)       8,845          6,516         (2,574)
Fair value of cash flow swap                        832            196              -
Deferred tax on the above                       (22,068)       (21,417)       (16,099)
                                              ---------      ---------      ---------
     Accumulated other comprehensive income   $  40,983      $  39,774      $  29,887
                                              =========      =========      =========

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

      The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. On May 26, 2004, the Company's shareholders approved an amendment to increase the the number of shares of common stock authorized for issuance under the 1998 ICP by 2.5 million shares. As of December 31, 2004, a total of 9.8 million shares were eligible for grant under the plan of which 4.9 million shares were reserved for delivery under outstanding options awarded under the 1998 ICP, 2.8 million shares had been issued pursuant to previous awards and 2.1 million shares were reserved for issuance under future Awards at December 31, 2004.

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

      Employee Stock Awards

      In accordance with the 1998 ICP, the Company grants restricted stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed and awarded in the same year. The Company granted awards to non-officer employees of 1,661 shares with a fair value of $15.70 per share during 2004, 5,119 shares with a fair value of $9.71 per share during 2003 and 7,721 shares with a fair value of $5.92 per share during 2002. Executive officers are granted restricted stock in connection with the bonuses. This restricted stock vests over four years. The award for 2004 performance has not yet been determined. Executive officers were awarded 79,132 shares with a fair value of $10.11per share for 2003 performance and 50,269 shares with a fair value of $5.57 for 2002 performance. The expense for these awards is recognized over the vesting period. For 2002 and prior, other officers were also granted stock awards in connection with their bonuses. These awards vested immediately. Officer grants were accrued for during the year for which they were earned and awarded the following year. The Company granted awards to officers of 130,847 shares with a fair value of $5.57 per share during 2003 for 2002. The Company recognized compensation expense of $0.2 million for the year ended December 31, 2003, and $1.1 million for 2002.

      Agent's Stock Purchase Plan

      The Company offers shares of its common stock for sale to qualifying agents of the Insurance Subsidiaries pursuant to the Company's Agents Stock Purchase Plan ("ASPP"). Shares are sold at market price and, accordingly, no expense is recognized. Pursuant to the ASPP, agents purchased 5,100 shares at a weighted average price of 10.73 per share in 2004, 183,286 shares at a weighted average price of $6.20 per share in 2003, and 30,250 shares at a weighted average price of $6.30 per share in 2002.

      Agent's Deferred Compensation Plan

      The Company also offers shares of Common Stock for sale to its agents pursuant to the Company's Deferred Compensation Plan for Agents ("DCP"). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent's commissions. Both the agent's participation in the DCP and the Company's obligation to match the agent's deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price and, accordingly, no expense is recognized, except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounting to $0.3 million in 2004, $0.1 million in 2003, and $0.3 million in 2002.

      Option Awards

      A summary of the status of the Company's stock option plans during the three years ended December 31, 2004 and changes during the years ending on those dates is presented below:

                                               2004                      2003                      2002
                                     ------------------------  ------------------------  ------------------------
                                                     Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                         Options      Price        Options       Price      Options        Price
                                     --------------  --------  --------------  --------  --------------  --------
                                     (In thousands)            (In thousands)            (In thousands)
Outstanding-beginning of year             5,659       $ 4.17        5,513        $3.87        4,916       $3.31
Granted                                     832        10.69          745         6.28          940        6.64
Exercised                                (1,190)        3.99         (389)        3.63         (284)       3.30
Terminated                                 (121)        7.12         (210)        4.77          (59)       4.21
                                          -----                     -----                     -----
Outstanding-end of year                   5,180       $ 5.19        5,659        $4.17        5,513       $3.87
                                          =====                     =====                     =====
Options exercisable at end of Year        3,560       $ 4.46        4,019        $3.78        3,601       $3.51
                                          =====                     =====                     =====

      A summary of the weighted average fair value of options granted during the three years ended December 31, 2004 is presented below:

                          2004                         2003                        2002
               ---------------------------  --------------------------  --------------------------
                                Weighted-                   Weighted-                   Weighted-
                                 Average                     Average                     Average
                   Options      Fair Value      Options     Fair Value     Options      Fair Value
               --------------  -----------  --------------  ----------  --------------  ----------
               (In thousands)               (In thousands)              (In thousands)
Above market         173          $3.10          306          $1.85             176       $ 2.11
At market            659           5.84          439           2.84             629         4.08
Below market           -              -            -              -             135         3.01
                     ---                         ---                            ---
Total granted        832          $5.27          745          $2.43             940       $ 3.55
                     ===                         ===                            ===

The following table summarizes information about stock options outstanding at December 31, 2004:

                      Number            Weighted-                          Number
                    Outstanding          Average         Weighted-       Exercisable       Weighted-
   Range of             at              Remaining         Average            at             Average
Exercise Prices  December 31, 2004  Contractual Life  Exercise Price  December 31, 2004  Exercise Price
---------------  -----------------  ----------------  --------------  -----------------  --------------
                  (In thousands)                                       (In thousands)
$  1.88 - 3.12           754            3.0 years         $ 2.46              754             $ 2.46
          3.15         1,718            4.6 years           3.15            1,191               3.15
   3.25 - 4.79           593            5.4 years           4.03              489               4.04
   5.00 - 8.42         1,303            5.9 years           6.53              937               6.64
  10.11- 12.32           812            8.2 years          10.73              189              11.01
                       -----                                                -----
$ 1.88 - 12.32         5,180            5.4 years         $ 5.19            3,560             $ 4.46
                       =====                                                =====

      A summary of the activity relating to the options awarded by the Company for employees, directors and agents is as follows:

                                                       Agents &           Range of Exercise
                               Employees    Directors   Others    Total         Prices
                            --------------  ---------  --------  -------  -----------------
                                              (In thousands)
Balance, January 1, 2002         3,598         210      1,108     4,916
     Granted                       571          53        316       940     $ 4.75 - $ 8.55
     Exercised                    (131)        (10)      (143)     (284)    $ 2.00 - $ 5.31
     Terminated                    (34)        (11)       (14)      (59)    $ 2.25 - $ 6.45
                                 -----         ---      -----     -----
Balance, December 31, 2002       4,004         242      1,267     5,513
     Granted                       391          48        306       745     $ 5.57 - $10.56
     Exercised                    (162)         (2)      (225)     (389)    $ 2.00 - $ 8.42
     Terminated                   (122)         (9)       (79)     (210)    $ 2.62 - $ 8.42
                                 -----         ---      -----     -----
Balance, December 31, 2003       4,111         279      1,269     5,659
     Granted                       610          48        174       832     $10.11 - $12.32
     Exercised                    (420)        (14)      (756)   (1,190)    $ 1.01 - $10.11
     Terminated                    (35)          -        (86)     (121)    $ 3.15 - $10.56
                                 -----         ---      -----     -----
Balance, December 31, 2004       4,266         313        601     5,180
                                 =====         ===      =====     =====

      At December 31, 2004, approximately 2.9 million, 0.2 million, and 0.4 million options were exercisable by employees, directors and agents, respectively.

      Options Granted to Employees

      Options are generally granted to eligible employees at a price not less than the market price of the Company's common stock on the date of the grant. Option shares may be exercised subject to the terms prescribed by the individual grant agreement. During 2004, there were approximately 245,000 options issued to management in connection with the management bonus, 25,000 issued for new employees and 340,000 issued to Heritage employees in connection with the acquisition. During 2003, there were 301,000 options issued in connection with the management bonus and 90,000 for new employees. During 2002, there were 377,000 options issued in connection with the management bonus, 176,000 issued for new employees and 18,000 issued to relocated employees. Vested options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. Because these awards are made at a price equal to or greater than market on the date of grant, no compensation cost is recognized for such awards.

      On August 1, 1999, the Company issued 2.3 million below market stock options with an exercise price of $3.15 per share to certain employees and members of management. During 2000, the Company issued an additional 0.2 million below market stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. As of December 31, 2004, the number of these options outstanding decreased to 1.7 million, through employee terminations and exercises. These options are fully vested, except for 0.6 million which will become vested after seven years. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. The Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant of $0.1 million for the year ended December 31, 2004, $0.4 million for 2003, and $0.6 million for 2002.

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

      Stock Option and Stock Award Plans for Agents

      Both career agents and independent general agents are eligible for options under the 1998 ICP. Options are awarded to agents based on production. These options vest in equal installments over a two year period and expire five years from the date of grant. The exercise prices are set at between 110% and 125% of the fair market value of Universal American common stock on the date of the award. During 2004, career agents were awarded a total of approximately 75,000 options and independent general agents were awarded approximately 99,000 options with a weighted average exercise price of $11.45 per share for 2003 sales performance. During 2003 career agents were awarded a total of approximately 167,000 options and independent general agents were awarded approximately 139,000 options with a weighted average exercise price of $7.03 per share for 2002 sales performance. During 2002 career agents were awarded a total of approximately 150,000 options and independent general agents were awarded approximately 166,000 options with a weighted average exercise price of $6.84 per share for 2002 sales performance. The fair values of these options are expensed over the vesting period of each award.

      The Company also grants awards of common stock to qualifying Career agents. These shares vest after two years. During 2004, Career agents were awarded stock grants of approximately 36,000 shares with a fair value of $9.71 per share for 2003 sales performance. During 2003, Career agents were awarded stock grants of approximately 49,000 shares with a fair value of $5.92 per share for 2002 sales performance. During 2002, Career agents were awarded stock grants of approximately 71,000 shares with a fair value of $6.63 per share for 2001 sales performance.

      Total expense relating to the above plans was $0.6 million for the year ended December 31, 2004, $0.9 million for 2003, and $0.7 million for 2002.

10.   STATUTORY FINANCIAL DATA:

      The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the life insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2004, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $127.9 million at December 31, 2004 and $117.1 million at December 31, 2003. Statutory net income for the year ended December 31, 2004 was $5.4 million, which included after-tax net realized gains of $0.9 million, and for the year ended December 31, 2003 was $6.0 million, which included after-tax net realized losses of $0.3 million. The net statutory loss for the year ended December 31, 2002 was $9.1 million, which included after-tax net realized losses of $16.8 million.

      Heritage's insurance subsidiary, SelectCare of Texas is also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. SelectCare's statutory capital and surplus exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for SelectCare was $9.6 million at December 31, 2004 and $3.8 million at December 31, 2003. Statutory net income for the year ended December 31, 2004 was $5.5 million and for the year ended December 31, 2003 was $2.9 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$57.4 million (US$47.8 million) as of December 31, 2004 and were C$82.9 million (US$63.5 million) as of December 31, 2003. Net income based on Canadian generally accepted accounting principles was C$8.4 million (US$6.5 million) for the year ended December 31, 2004, C$34.4 million (US$24.6 million) for 2003 and C$12.8 million (US$8.2 million) for 2002. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at December 31, 2004.

11.   ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES:

      Activity in the accident & health policy and contract claim liability is as follows:

                                      2004       2003       2002
                                    --------   --------   --------
                                            (In thousands)
Balance at beginning of year        $100,232   $ 88,216   $ 79,596
     Less reinsurance recoverables   (39,014)   (48,925)   (44,685)
                                    --------   --------   --------
Net balance at beginning of year      61,218     39,291     34,911
                                    --------   --------   --------
Balances acquired                      9,265     18,744      3,198
Incurred related to:
     Current year                    390,814    249,862    138,429
     Prior years                      (2,141)    (1,949)    (1,506)
                                    --------   --------   --------
Total incurred                       388,673    247,913    136,923
                                    --------   --------   --------
Paid related to:
     Current year                    348,887    220,602    114,769
     Prior years                      47,401     25,302     21,074
                                    --------   --------   --------
Total paid                           396,288    245,904    135,843
                                    --------   --------   --------
Foreign currency adjustment              630      1,174        102
                                    --------   --------   --------
Net balance at end of year            63,498     61,218     39,291
Plus reinsurance recoverables         27,789     39,014     48,925
                                    --------   --------   --------
Balance at end of year              $ 91,288   $100,232   $ 88,216
                                    ========   ========   ========

      In 2004, the Company acquired Heritage. In 2003, the Company acquired Pyramid Life and recaptured a block of Medicare Supplement business previously ceded to Transamerica. In 2002, the Company acquired, through a 100% quota share reinsurance agreement, a block of Medicare Supplement business representing approximately $20.0 million of annualized premium in force. The balances acquired represent the accident and health claim liabilities acquired in these transactions.

      During 2004, the favorable development related primarily to the Medicare supplement business in the Senior Health Insurance Segment. During 2003 and 2002, the favorable development on the accident and health claims reserves resulted from the improvement in claims management processes in the Specialty Health Insurance segment.

12.   DEFERRED POLICY ACQUISITION COSTS:

      Details with respect to deferred policy acquisition costs (in thousands) are as follows:

                                                         2004           2003             2002
                                                     ------------  ---------------  ------------
                                                                    (In thousands)
Balance, beginning of year                           $   143,711   $       92,093   $     66,025
         Capitalized costs                               114,411           88,505         40,550
         Adjustment relating to unrealized gains on
           fixed maturities                               (2,791)          (2,665)        (1,958)
         Adjustment relating to recapture of
           reinsurance                                         -              275              -
         Foreign currency adjustment                       1,854            2,904            176
         Amortization                                    (48,904)         (37,401)       (12,700)
                                                     -----------   --------------   ------------
Balance, end of year                                 $   208,281   $      143,711   $     92,093
                                                     ===========   ==============   ============

      The increase in the amount of acquisition costs capitalized during 2003 and the corresponding increase in amortization is directly related to the increase in new business as a result of the acquisitions of Pyramid Life and the Guarantee Reserve marketing organization, the recapture of the Transamerica reinsurance and the increase in retention on new business, as well as the increase in annuities written during the year. The increase in the amount capitalized during 2004 is primarily the result of the full year impact of the above transactions along with an increase in new business in existing companies.

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

      The Company has several quota share reinsurance agreements in place with General Re Life Corporation ("General Re"), Hannover Life Re of America ("Hannover") and Swiss Re Life & Health America ("Swiss Re"), (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various insurance products, primarily Medicare Supplement, long term care and senior life policies, written or acquired by the Company and contain ceding percentages ranging between 15% and 100%. Effective January 1, 2004, the Company increased its retention on all new Medicare Supplement business to 100%. Therefore, the Company no longer reinsures new Medicare Supplement business. During 2004, we ceded premiums of $109.0 million to General Re, $105.3 million to Hannover, and $7.7 million to Swiss Re, representing 12%, 12% and 1%, respectively, of our total direct and assumed premiums. During 2003, we ceded premiums of $123.5 million to General Re, $116.3 million to Hannover and $4.9 million to Swiss Re, representing 17%, 16% and 1%, respectively, of our total direct and assumed premiums.

      Amounts recoverable from all our reinsurers were as follows:

               2004      2003
             --------  --------
               (In thousands)
Reinsurer
General Re   $ 83,696  $ 95,907
Hannover       68,463    69,544
Swiss Re       14,583    11,099
Other          45,759    42,632
             --------  --------
  Total      $212,501  $219,182
             ========  ========

      At December 31, 2004, the total amount recoverable from reinsurers included $208.3 million recoverable on future policy benefits and unpaid claims and $4.2 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2003, the total amount recoverable from reinsurers included $215.5 million recoverable on future policy benefits and unpaid claims and $3.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. A summary of reinsurance is presented below:

                                                 As of December 31,
                                ---------------------------------------------------
                                     2004                2003            2002
                                ---------------   ---------------   ---------------
                                                   (In thousands)
Life insurance in force
  Gross amount                  $     3,932,446   $     3,757,618   $     3,105,477
  Ceded to other companies             (833,452)         (788,761)         (692,132)
  Assumed from other companies          138,849           145,028            62,423
                                ---------------   ---------------   ---------------
  Net amount                    $     3,237,843   $     3,113,885   $     2,475,768
                                ===============   ===============   ===============
Percentage of assumed to net                  4%                5%                3%
                                ===============   ===============   ===============

                                            Year Ended December 31,
                                ---------------------------------------------
                                    2004            2003             2002
                                ------------   --------------   -------------
                                               (In thousands)
Premiums
  Life insurance                $     60,450   $       44,268   $      37,682
  Accident and health                798,471          656,147         549,004
                                ------------   --------------   -------------
    Total gross premiums             858,921          700,415         586,686
                                ------------   --------------   -------------

Ceded to other companies
  Life insurance                     (14,766)          (8,142)         (7,656)
  Accident and health               (234,653)        (272,347)       (317,528)
                                ------------   --------------   -------------
    Total ceded premiums            (249,419)        (280,489)       (325,184)
                                ------------   --------------   -------------

Assumed from other companies
  Life insurance                       7,376            3,339           1,044
  Accident and health                 28,306           23,703           4,031
                                ------------   --------------   -------------
    Total assumed premium             35,682           27,042           5,075
                                ------------   --------------   -------------

Net amount
  Life insurance                      53,060           39,465          31,070
  Accident and health                592,124          407,503         235,507
                                ------------   --------------   -------------
    Total net premium           $    645,184   $      446,968   $     266,577
                                ============   ==============   =============

Percentage of assumed to net
  Life insurance                          14%               8%              3%
  Accident and health                      5%               6%              2%
                                ------------   --------------   -------------
  Total assumed to total net               6%               6%              2%
                                ============   ==============   =============
Claims recovered                $    192,856   $      189,626   $     224,676
                                ============   ==============   =============

14.   LOAN PAYABLE:

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

      In connection with the acquisition of Heritage on May 28, 2004 (see Note 3
- Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of December 31, 2004. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective January 1, 2005, the interest rate on the term loan is 4.8%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

      The Company made regularly scheduled principal payments of $5.7 million and paid $3.1 million in interest in connection with its credit facilities during the year ended December 31, 2004. During the year ended December 31, 2003, the Company made regularly scheduled principal payments of $8.7 million and paid $2.7 million in interest in connection with its credit facilities.

      The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005      $     5,250
2006            5,250
2007            5,250
2008            5,250
2009           80,063
          -----------
          $   101,063
          ===========

      2003 Refinancing of Debt

      On March 31, 2003, the Credit Facility issued in 1999 was repaid from the proceeds of the Credit Agreement obtained in connection with the acquisition of Pyramid Life. The early extinguishment of this debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

      The following table sets forth certain summary information with respect to total borrowings of the Company:

             As of December 31,                 Year Ended December 31,
        --------------------------    --------------------------------------------
                                                          Weighted
                                          Maximum          Average        Average
            Amount        Interest        Amount           Amount         Interest
         Outstanding        Rate       Outstanding      Outstanding(a)    Rate (b)
        --------------    --------    --------------    --------------    --------
        (In thousands)                (In thousands)    (In thousands)
2004    $      101,063      4.29%       $ 105,000         $ 75,775          4.06%
        ==============      ====        =========         ========          ====
2003    $       38,172      4.14%       $  65,000         $ 49,889          4.50%
        ==============      ====        =========         ========          ====
2002    $       50,775      5.33%       $  61,475         $ 55,731          5.44%
        ==============      ====        =========         ========          ====

----------------------
(a) The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding in borrowings.

(b) The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

15.   OTHER LONG TERM DEBT:

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

      Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

                    Amount                            Spread          Rate as of
Maturity Date       Issued            Term          Over LIBOR     December 31, 2004
-------------   --------------   --------------   --------------   -----------------
                (In thousands)                    (Basis points)
December 2032     $ 15,000       Fixed/Floating       400(1)             6.7%
March 2033          10,000       Floating             400                6.1%
May 2033            15,000       Floating             420                6.6%
May 2033            15,000       Fixed/Floating       410(2)             7.4%
October 2033        20,000       Fixed/Floating       395(3)             7.0%
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

      The Company paid $4.7 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2004, and paid $2.1 million during 2003.

16.   DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

      Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $0.8 million at December 31, 2004 and $0.2 million at December 31, 2003 and is included in other assets.

17.   COMMITMENTS AND CONTINGENCIES:

      Lease Obligations

      We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Tennessee, Texas, and Ontario, Canada. Rent expense was $2.6 million for the year ended December 31, 2004, $1.9 million for 2003 and $1.7 million for 2002. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2005                  $  2,526
2006                     2,605
2007                     2,588
2008                     2,328
2009 and thereafter      9,236
                      --------
            Totals    $ 19,283
                      ========

      In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessees on 71 properties occupied by Career Agents for use as field offices. The Career Agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the Career Agents for these field offices during 2004 was approximately $1.1 million.

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

18.   UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN:

      Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year, starting at the end of the second year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Currently, the Company matches 50% of the employee's first 4% of contributions to 2% of the employee's eligible compensation with Company common stock. The Company made matching contributions under the Savings Plan of $0.6 million in 2004, $0.4 million in 2003 and $0.3 million in 2002. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. The Savings Plan held 565,034 shares of the Company's common stock at December 31, 2004, which represented 47% of total plan assets and 528,722 shares at December 31, 2003, which represented 41% of total plan assets. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

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

      Other invested assets: Other invested assets consists of collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

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

      Loan payable and trust preferred securities: Fair value for the loan payable and trust preferred securities is equal to the carrying amount.

      The estimated fair values of the Company's financial instruments are as follows:

                                                 2004                       2003
                                      -------------------------   -------------------------
                                       Carrying                    Carrying
                                        Amount       Fair Value     Amount      Fair Value
                                      -----------   -----------   -----------   -----------
                                            (In thousands)              (In thousands)
Financial assets:
Fixed maturities available for sale   $ 1,170,822   $ 1,170,822   $ 1,141,392   $ 1,141,392
Equity securities                             755           755         1,507         1,507
Policy loans                               24,318        24,318        25,502        25,502
Other invested assets                       1,187         1,187         1,583         1,583
Cash and cash equivalents                 181,257       181,257       116,524       116,524
Cash flow swap                                832           832           196           196

Financial liabilities:
  Investment contract liabilities         478,373       444,068       419,685       391,315
  Loan payable                            101,063       101,063        38,172        38,172
  Trust preferred securities               75,000        75,000        75,000        75,000

20.   EARNINGS PER SHARE:

      The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

                                                 For the Year Ended December 31, 2004
                                             --------------------------------------------
                                               Income           Shares         Per Share
                                             (Numerator)     (Denominator)      Amount
                                             ------------    -------------    -----------
                                             (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                       54,780
Less: Weighted average treasury shares                            (153)
                                                                ------
Basic earnings per share                     $     63,871       54,627          $ 1.17
                                             ============       ======          ======
Effect of dilutive Securities                                    2,005
                                                                ------
Diluted EPS                                  $     63,871       56,632          $ 1.13
                                             ============       ======          ======

                                                 For the Year Ended December 31, 2003
                                             --------------------------------------------
                                               Income           Shares         Per Share
                                             (Numerator)     (Denominator)      Amount
                                             ------------    -------------    -----------
                                             (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                       53,670
Less: Weighted average treasury shares                            (148)
                                                                ------
Basic earnings per share                       $  43,052        53,522           $0.80
                                               =========        ======           =====
Effect of dilutive Securities                                    1,508
                                                                ------
Diluted EPS                                    $  43,052        55,030           $0.78
                                               =========        ======           =====

                                                 For the Year Ended December 31, 2002
                                             --------------------------------------------
                                               Income           Shares         Per Share
                                             (Numerator)     (Denominator)      Amount
                                             ------------    -------------     ---------
                                             (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                       53,071
Less: Weighted average treasury shares                            (132)
                                                                ------
Basic earnings per share                       $   30,127       52,939           $ 0.57
                                               ==========       ======           ======
Effect of dilutive Securities                                    1,319
                                                                ------
Diluted EPS                                    $   30,127       54,258           $ 0.56
                                               ==========       ======           ======

21.   OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income, and the related tax effects for each component, are as follows:

                                                 Before Tax  Tax Expense  Net of Tax
                                                   Amount     (Benefit)     Amount
                                                 ----------  -----------  ----------
                                                            (In thousands)
For the year ended December 31, 2004
Net unrealized gain arising during
  the year (net of deferred acquisition costs)    $  9,542    $  3,339     $  6,203
Reclassification adjustment for gains
  included in net income                           (10,647)     (3,726)      (6,921)
                                                  --------    --------     --------
   Net unrealized loss                              (1,105)       (387)        (718)

Cash flow hedge                                        636         223          413

Foreign currency translation adjustment              2,329         815        1,514
                                                  --------    --------     --------

Other comprehensive income                        $  1,860    $    651     $  1,209
                                                  ========    ========     ========

                                                 Before Tax  Tax Expense  Net of Tax
                                                   Amount     (Benefit)     Amount
                                                 ----------  -----------  ----------
                                                            (In thousands)
For the year ended December 31, 2003
Net unrealized gain arising during
  the year (net of deferred acquisition costs)    $  7,976    $ 2,791      $ 5,185
Reclassification adjustment for gains
  included in net income                            (2,057)      (720)      (1,337)
                                                  --------    -------      -------
   Net unrealized gain                               5,919      2,071        3,848

Cash flow hedge                                        196         69          127

Foreign currency translation adjustment              9,090      3,178        5,912
                                                  --------    -------      -------

Other comprehensive income                        $ 15,205    $ 5,318      $ 9,887
                                                  ========    =======      =======

                                                 Before Tax  Tax Expense  Net of Tax
                                                   Amount     (Benefit)     Amount
                                                 ----------  -----------  ----------
                                                            (In thousands)
For the year ended December 31, 2002
Net unrealized gain arising during
  the year (net of deferred acquisition costs)    $ 31,605    $ 11,066     $ 20,539
Reclassification adjustment for losses
  included in net income                             5,083       1,779        3,304
                                                  --------    --------     --------
   Net unrealized gain                              36,688      12,845       23,843

Foreign currency translation adjustment                679         238          441
                                                  --------    --------     --------

Other comprehensive income                        $ 37,367    $ 13,083     $ 24,284
                                                  ========    ========     ========

22.   BUSINESS SEGMENT INFORMATION:

      The Company's principal business segments are based on product and include: Senior Market Health Insurance, Specialty Health Insurance, Life Insurance/Annuities, Senior Managed Care - Medicare Advantage and Senior Administrative Services. The Company also reports the activities of our holding company in a separate segment. Previously, the Company reported its segments based on distribution channel. The Company's former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance/Annuity and Specialty Health Insurance. The Senior Managed Care - Medicare Advantage and Administrative Services segments will be unchanged. Management believes that this new segmentation will provide even greater clarity to the results of the Company. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

SENIOR MARKET HEALTH INSURANCE -- This segment consists primarily of our Medicare Supplement business and other senior market health products distributed through our carrer agency sales force and through our network of independent general agencies.

SPECIALTY HEALTH INSURANCE -- The Specialty Health Insurance segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States and Canada. This segment also includes certain products that we no longer sell such as long term care and major medical. This segment's products are distributed primarily by our career agents.

LIFE INSURANCE/ANNUITY -- This segment includes all of the life insurance and annuity business sold in the United States. This segment's products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

SENIOR MANAGED CARE - MEDICARE ADVANTAGE - The Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in managed care for seniors. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plan in the northeastern portion of the United States. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Lastly, Heritage participates in the net results derived from these IPA's. Heritage's Medicare Advantage plans are sold by our career agency sales force and directly by employee representatives. Our Medicare Advantage private fee-for-service plans were introduced during the second quarter of 2004 and are sold by independent agents.

SENIOR ADMINISTRATIVE SERVICES -- Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

CORPORATE -- This segment reflects the activities of Universal American, including debt service, certain senior executive compensation, and compliance with requirements resulting from our status as a public company.

      Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments and interest on notes payable or receivable between the Corporate segment and the other operating segments.

      Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

                                             2004                      2003                      2002
                                    ----------------------    ----------------------    ----------------------
                                                  Income                    Income                    Income
                                                  (Loss)                    (Loss)                    (Loss)
                                                  Before                    Before                    Before
                                                  Income                    Income                    Income
                                     Revenue      Taxes        Revenue       Taxes       Revenue      Taxes
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                                  (in thousands)
Senior Market Health Insurance      $ 360,349    $  35,407    $ 271,619    $  27,734    $ 106,902    $   8,564
Specialty Health Insurance            174,649       26,316      172,131       24,435      162,325       25,603
Life Insurance/Annuity                 84,523       13,370       67,090       11,981       56,817       14,207
Senior Managed Care - Medicare
   Advantage                           93,528       10,136            -            -            -            -
Senior Administrative Services         56,668       13,090       48,531       11,018       43,218        7,632
Corporate                                 289      (12,498)         232      (10,746)         857       (6,893)
Intersegment revenues                 (44,340)           -      (37,068)           -      (32,197)           -
Adjustments to segment amounts:
   Net realized gains (losses)(1)      10,647       10,647        2,057        2,057       (5,083)      (5,083)
   Premium revenue adjustment(2)         (968)           -       (1,844)           -       (1,316)           -
                                    ---------    ---------    ---------    ---------    ---------    ---------
Total                               $ 735,345    $  96,468    $ 522,748    $  66,479    $ 331,523    $  44,030
                                    =========    =========    =========    =========    =========    =========

(1) We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

(2) We evaluate the results of our insurance segments based on incurred premium net of the change in unearned premium. The change in unearned premium is reported as part of the net increase in future policy benefits in the consolidated statements of operations. Management believes that including the change in unearned premium in revenue provides more indicative trends for the purpose of evaluating loss ratios.

Identifiable assets by segment are as follows:

                                             As of December 31,
                                         --------------------------
                                            2004           2003
                                         -----------    -----------
                                               (in thousands)
Senior Market Health Insurance           $   385,487    $   357,753
Specialty Health Insurance                   732,680        720,539
Life Insurance/Annuity                       723,343        652,673
Senior Managed Care - Medicare
   Advantage                                 136,349             --
Senior Administrative Services                19,401         19,321
Corporate                                    608,722        475,377
Intersegment assets(1)                      (588,894)      (444,715)
                                         -----------    -----------
Total Assets                             $ 2,017,088    $ 1,780,948
                                         ===========    ===========

(1) Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

23.   FOREIGN OPERATIONS:

      A portion of the Company's operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

                For the year ended December 31,
                  2004       2003       2002
                --------   --------   --------
                        (In thousands)
United States   $655,724   $456,631   $280,871
Canada            68,974     64,060     55,735
                --------   --------   --------
  Total         $724,698   $520,691   $336,606
                ========   ========   ========

      Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

                    December 31,
                 2004         2003
               ---------   ---------
                   (In thousands)
Assets         $ 233,741   $ 236,185
               =========   =========
Liabilities    $ 188,125   $ 175,253
               =========   =========

24.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

      The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts.

                  2004                                      Three Months Ended
------------------------------------------   --------------------------------------------------
                                             March 31,   June 30,  September 30,   December 31,
                                             ---------   --------  -------------   ------------
                                                             (In thousands)
Total revenue                                 158,538     166,507     203,721        206,579
Total benefits, claims and other expenses     137,353     146,582     174,403        180,539
                                              -------     -------     -------        -------

Income before income taxes                     21,185      19,925      29,318         26,040
Income tax expense                              7,309       6,874       9,776          8,638
                                              -------     -------     -------        -------

Net income                                     13,876      13,051      19,542         17,402
                                              =======     =======     =======        =======

Basic earnings per share                         0.26        0.24        0.36           0.32
                                              =======     =======     =======        =======
Diluted earnings per share                       0.25        0.23        0.34           0.30
                                              =======     =======     =======        =======

                  2003                                      Three Months Ended
------------------------------------------   --------------------------------------------------
                                             March 31,   June 30,  September 30,   December 31,
                                             ---------   --------  -------------   ------------
                                                             (In thousands)
Total revenue                                $  97,913   $138,109   $ 139,803      $ 146,923
Total benefits, claims and other expenses       86,262    121,464     122,106        126,438
                                             ---------   --------   ---------      ---------

Income before income taxes                      11,651     16,645      17,697         20,485
Income tax expense                               4,103      5,645       6,281          7,398
                                             ---------   --------   ---------      ---------

Net income                                   $   7,548   $ 11,000   $  11,416      $  13,087
                                             =========   ========   =========      =========

Basic earnings per share                     $    0.14   $   0.21   $    0.21      $    0.24
                                             =========   ========   =========      =========

Diluted earnings per share                   $    0.14   $   0.20   $    0.21      $    0.23
                                             =========   ========   =========      =========

                2002                                        Three Months Ended
-----------------------------------------    --------------------------------------------------
                                             March 31,   June 30,  September 30,   December 31,
                                             ---------   --------  -------------   ------------
                                                             (In thousands)
Total revenue                                $  82,166   $ 76,690   $  83,956       $  88,711
Total benefits, claims and other expenses       70,541     72,217      71,079          73,656
                                             ---------   --------   ---------       ---------

Income before income taxes                      11,625      4,473      12,877          15,055
Income tax expense                               4,127      1,155       4,558           4,063
                                             ---------   --------   ---------       ---------

Net income                                   $   7,498   $  3,318   $   8,319       $  10,992
                                             =========   ========   =========       =========

Basic earnings per share                     $    0.14   $   0.06   $    0.16       $    0.21
                                             =========   ========   =========       =========
Diluted earnings per share                   $    0.14   $   0.06   $    0.15       $    0.20
                                             =========   ========   =========       =========

      Significant Fourth Quarter Adjustments

      During the fourth quarter, the Company performs an annual evaluation of the recoverability of its tax net operating loss carryforwards, based on a projection of future taxable income and other factors. As a result of the continued profitability of the Company's operating segments, valuation allowances on certain of the Company's tax loss carryforwards were no longer considered necessary. The tax valuation allowance released through deferred tax expense was $1.6 million, or $0.03 per diluted share, during the fourth quarter of 2002. There were no significant fourth quarter adjustments during 2003 and 2004.

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           DECEMBER 31, 2004 AND 2003

                                                         December 31, 2004
                                          ----------------------------------------------------
                                            Face      Amortized        Fair         Carrying
              Classification                Value        Cost          Value          Value
----------------------------------------  ---------  ------------  -------------  ------------
                                                             (In thousands)
U.S. Treasury securities and obligations
  of U.S. Government                      $  85,547  $     87,552  $      87,943  $     87,943
Corporate bonds                             474,322       486,142        511,779       511,779
Foreign bonds (1)                           424,613       209,583        238,347       238,347
Asset and mortgage-backed securities        358,466       326,401        332,753       332,753
Equity securities                                             748            755           755
                                                     ------------  -------------  ------------
  Sub-total                                             1,110,426  $   1,171,577     1,171,577
                                                                   =============
Policy loans                                               24,318                       24,318
Other invested assets                                       1,187                        1,187
                                                     ------------                 ------------
  Total investments                                  $  1,135,931                 $  1,197,082
                                                     ============                 ============

                                                           December 31, 2003
                                          ----------------------------------------------------
                                            Face      Amortized        Fair         Carrying
              Classification                Value       Cost           Value          Value
----------------------------------------  ---------  ------------  -------------  ------------
                                                             (In thousands)
U.S. Treasury securities and obligations
  of U.S. Government                      $  72,362  $     74,187  $      74,663  $     74,663
Corporate bonds                             536,221       544,744        576,648       576,648
Foreign bonds (1)                           213,516       218,011        236,934       236,934
Asset and mortgage-backed securities        280,076       245,012        253,147       253,147
Equity securities                                           1,481          1,507         1,507
                                                     ------------  -------------  ------------
  Sub-total                                             1,083,435  $   1,142,899     1,142,899
                                                                   =============
Policy loans                                               25,502                       25,502
Other invested assets                                       1,583                        1,583
                                                     ------------                 ------------
  Total investments                                  $  1,110,520                 $  1,169,984
                                                     ============                 ============

(1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                   2004         2003
                                                ----------   ----------
                                                     (In thousands)
ASSETS

Cash and cash equivalents                       $    3,020   $   16,239
Investments in subsidiaries, at equity             535,277      382,115
Surplus note receivable from affiliate              48,450       60,000
Short term notes receivable from affiliates            821        3,214
Due from affiliates - agent balance financing        8,894        7,631
Deferred loan origination fees                       5,331        4,168
Deferred tax asset                                   1,537        1,373
Other assets                                         5,392          637
                                                ----------   ----------

Total assets                                    $  608,722   $  475,377
                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Loan payable                                    $  101,063   $   38,172
Other long term debt                                75,000       75,000
Note payable to affiliates                           3,407        6,925
Due to subsidiary                                    3,870        4,430
Retiree plan termination liability                   2,681        3,285
Accounts payable and other liabilities               3,280        1,827
                                                ----------   ----------

Total liabilities                                  189,301      129,639
                                                ----------   ----------

Total stockholders' equity                         419,421      345,738
                                                ----------   ----------

Total liabilities and stockholders' equity      $  608,722   $  475,377
                                                ==========   ==========

                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

                                                 2004       2003         2002
                                               --------    --------    --------
                                                       (In thousands)
REVENUES:

Surplus note investment income                 $  2,389    $  2,845    $  3,285
Realized losses                                       -           -      (1,307)
Other income                                        298         230         857
                                               --------    --------    --------
Total revenues                                    2,687       3,075       2,835
                                               --------    --------    --------

EXPENSES:

Selling, general and administrative expenses      5,743       4,308       3,987
Early extinguishment of debt                          -       1,766           -
Interest expense - loan payable                   3,074       2,245       3,033
Interest expense - subsidiary trusts              4,829       2,649          62
Interest expense - other affiliated                 502         991       1,721
                                               --------    --------    --------
Total expenses                                   14,148      11,959       8,803
                                               --------    --------    --------
Loss before income taxes and equity in
  income of subsidiaries                        (11,461)     (8,884)     (5,968)
Income tax benefit                               (4,680)     (3,635)     (2,085)
                                               --------    --------    --------
Loss before equity in income of subsidiaries     (6,781)     (5,249)     (3,883)

Equity in income of subsidiaries                 70,652      48,301      34,010
                                               --------    --------    --------
Net income                                     $ 63,871    $ 43,052    $ 30,127
                                               ========    ========    ========

                  See notes to condensed financial statements.

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

                                                          2004          2003        2002
                                                        ---------    ---------    ---------
                                                                  (In thousands)
Cash flows from operating activities:
Net income                                              $  63,871    $  43,052    $  30,127
Adjustments to reconcile net income to
  net cash used by operating activities:
  Realized losses                                               -            -        1,307
  Stock based compensation                                     92          422          200
  Equity in income of subsidiaries                        (70,652)     (48,903)     (34,010)
  Change in surplus note interest receivable                    -            -          583
  Change in amounts due to/from subsidiaries                 (560)        (223)      (1,815)
  Amortization of deferred loan origination fees              727        2,206          529
  Deferred income taxes                                      (164)      (1,177)       1,251
  Change in other assets and liabilities                    2,262           84       (1,146)
                                                        ---------    ---------    ---------
Net cash used by operating activities                      (4,424)      (4,539)      (2,974)
                                                        ---------    ---------    ---------
Cash flows from investing activities:
Proceeds from sale of fixed maturities                          -            -        1,721
Redemption of surplus note due from affiliate              11,550            -       10,000
Capital contributions to subsidiaries                     (17,800)     (36,500)     (14,209)
Purchase of additional common stock of Penncorp Life
(Canada)                                                                     -      (18,121)
Purchase of business                                     (100,149)           -            -
Loans to subsidiaries                                           -       (3,500)           -
Repayments of loans to subsidiaries                         2,397        1,102        1,034
Purchase of agent balances from subsidiaries, net of
collections                                                (1,263)      (5,840)         507
Other investing activities                                      -       (1,966)        (464)
                                                        ---------    ---------    ---------
Net cash used by investing activities                    (105,265)     (46,704)     (19,532)
                                                        ---------    ---------    ---------
Cash flows from financing activities:
Net proceeds from issuance of common stock                  4,791        4,086        1,042
Purchase of treasury stock                                   (325)      (1,113)      (1,271)
Repayment of stock loans                                      125          653            -
Issuance of debt to subsidiary                                  -            -       18,511
Repayments of debt to subsidiaries                         (3,518)      (9,111)      (4,875)
Issuance of trust preferred securities                          -       60,000       15,000
Issuance of new debt                                       68,594       65,000            -
Early extinguishment of debt                                    -      (68,950)           -
Principal repayment on debt                                (5,704)      (8,653)     (10,700)
Dividends received from subsidiaries                       34,582       16,568       15,001
Other financing activities                                 (2,075)      (3,860)           -
                                                        ---------    ---------    ---------
 Net cash provided from financing activities               96,470       54,620       32,708
                                                        ---------    ---------    ---------
 Net increase (decrease) in cash and cash equivalents     (13,219)       3,377       10,202
 Cash and cash equivalents:
  At beginning of year                                     16,239       12,862        2,660
                                                        ---------    ---------    ---------
  At end of year                                        $   3,020    $  16,239    $  12,862
                                                        =========    =========    =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
 Interest                                               $   8,307    $   5,863    $   2,574
                                                        =========    =========    =========
 Income taxes                                           $  (4,717)   $  (3,525)   $  (3,232)
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

3.    RETIREE PLAN TERMINATION LIABILITY:

      Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2004, $ 0.6 million of the liability was released. During the fourth quarter of 2003, $0.4 million of the liability was released. The future projected releases of the liability are $1.9 million in 2005, $0.7 million in 2006, and $0.1 million in 2007.

                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                 (In thousands)

                                        Reserves
                                           for              Policy
                            Deferred     Future              and       Net        Net                                 Other
                           Acquisition   Policy   Unearned Contract  Premium   Investment  Policyholder  Net Change Operating
                              Costs     Benefits  Premiums  Claims    Earned     Income      Benefits      in DAC     Expense
                           ----------- ---------- -------- -------- ---------- ----------  ------------  ---------- ---------
           2004

Senior Market Health
  Insurance                $    81,889 $  122,130  $   -   $ 50,743 $ 355,322  $    4,167  $    246,019  $ (32,878) $ 109,828
Specialty Health Insurance      66,310    472,716      -     26,276   147,781      26,351        96,836     (8,292)    59,774
Life Insurance/Annuities        60,082    646,090      -     10,623    50,037      34,207        53,461    (24,337)    41,105
Senior Managed Care -
  Medicare  Advantage                -          -      -     14,448    93,011         333        66,449          -     15,042
Senior Administrative
  Services                           -          -      -          -         -           9             -          -     43,160
Corporate                            -          -      -          -         -         247             -          -     13,398
Intersegment and other
  adjustments                        -          -      -          -      (967)       (123)       (1,163)         -    (44,757)
                           ----------- ----------  -----   -------- ---------  ----------  ------------  ---------  ---------
     Segment Total         $   208,281 $1,240,936  $   -   $102,090 $ 645,184  $   65,191  $    461,602  $ (65,507) $ 237,550
                           =========== ==========  =====   ======== =========  ==========  ============  =========  =========

           2003

Senior Market Health
  Insurance                $    48,909 $  117,637  $   -   $ 73,325 $ 268,057  $    3,341  $    184,493  $ (21,914) $  79,482
Specialty Health Insurance      56,150    444,419      -     27,058   144,615      26,970        97,204    (10,553)    61,033
Life Insurance/Annuities        38,652    580,095      -      8,521    36,140      30,742        41,311    (18,637)    31,617
Senior Administrative
  Services                           -          -      -          -         -          48             -          -     37,143
Corporate                            -          -      -          -         -         190             -          -     11,959
Intersegment and
  other adjustments                  -          -      -          -    (1,844)       (216)       (1,474)         -    (38,418)
                           ----------- ----------  -----   -------- ---------  ----------  ------------  ---------  ---------
     Segment Total         $   143,711 $1,142,151  $   -   $108,904 $ 446,968  $   61,075  $    321,534  $ (51,104) $ 182,816
                           =========== ==========  =====   ======== =========  ==========  ============  =========  =========
           2002

Senior Market Health
  Insurance                $    26,696 $  112,470  $   -   $ 63,632 $ 104,926  $    1,853  $     73,482  $ (10,201) $  34,946
Specialty Health Insurance      42,836    378,351      -     24,783   134,219      27,737        88,371    (11,805)    60,172
Life Insurance/Annuities        22,561    407,931      -      6,519    28,748      27,865        31,536     (5,844)    16,916
Senior Administrative
  Services                           -          -      -          -         -         470             -          -     34,072
Corporate                            -          -      -          -         -         229             -          -      8,803
Intersegment and
  other adjustments                  -          -      -          -    (1,316)       (438)       (1,020)         -    (33,577)
                           ----------- ----------  -----   -------- ---------  ----------  ------------  ---------  ---------
     Segment Total         $    92,093 $  898,752  $   -   $ 94,934 $ 266,577  $   57,716  $    192,369  $ (27,850) $ 121,332
                           =========== ==========  =====   ======== =========  ==========  ============  =========  =========

                  See accompanying independent auditor's report