Form 10-Q
period 2005-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2005-05-10
CIK 709878

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM        TO

                           COMMISSION FILE NO. 0-11321
                      ------------------------------------

                       UNIVERSAL AMERICAN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                       11-2580136
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   SIX INTERNATIONAL DRIVE, SUITE 190
           RYE BROOK, NEW YORK                              10573
(Address of principal executive offices)                  (Zip code)

                                 (914) 934-5200
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

      The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2005 was 55,735,038.

================================================================================

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                                    FORM 10-Q

                                    CONTENTS

                                                                                                  Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                                                 4
         Consolidated Statements of Operations - Three Months                                        5
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                    6
         Consolidated Statements of Cash Flows                                                       7
         Notes to Consolidated Financial Statements                                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      19

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                     37

Item 4.  Controls and Procedures                                                                    39


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                40

Item 3.  Defaults Upon Senior Securities                                                            40

Item 4.  Submission of Matters to a Vote of Security Holders                                        40

Item 5.  Other Information                                                                          40

Item 6.  Exhibits                                                                                   40

Signatures                                                                                          42

      As used in this Quarterly Report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Portions of the information in this Quarterly Report on Form 10-Q and certain oral statements made from time to time by representatives of the Company may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company's ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

      Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those other risks detailed in our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,           December 31,
                                                                                       2005                  2004
                                                                                   ------------          ------------
                                                                                    (Unaudited)
                                                                                             (In thousands)
ASSETS

Investments (Notes 2 and 6):
  Fixed maturities available for sale, at fair value
    (amortized cost: 2005, $1,170,374; 2004, $1,109,678)                           $  1,214,601          $  1,170,822
  Equity securities, at fair value (cost: 2005, $748; 2004, $749)                           755                   755
  Policy loans                                                                           24,208                24,318
  Other invested assets                                                                   1,196                 1,187
                                                                                   ------------          ------------
    Total investments                                                                 1,240,760             1,197,082

Cash and cash equivalents                                                               141,546               181,257
Accrued investment income                                                                13,603                13,151
Deferred policy acquisition costs                                                       227,516               208,281
Amounts due from reinsurers                                                             213,924               212,501
Due and unpaid premiums                                                                   7,914                 6,474
Present value of future profits and other amortizing intangible assets                   59,126                60,804
Goodwill and other indefinite lived intangible assets (Note 4)                           75,180                75,180
Income taxes receivable                                                                     586                   865
Other assets                                                                             67,353                61,493
                                                                                   ------------          ------------
    Total assets                                                                   $  2,047,508          $  2,017,088
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policyholder account balances                                                      $    487,214          $    478,373
Reserves for future policy benefits                                                     762,086               762,563
Policy and contract claims - life                                                        12,742                10,802
Policy and contract claims - health                                                     100,383                91,288
Loan payable (Note 9)                                                                    99,750               101,063
Other long term debt (Note 10)                                                           75,000                75,000
Amounts due to reinsurers                                                                 4,934                 6,023
Deferred income tax liability                                                             6,861                 5,206
Other liabilities                                                                        66,656                67,349
                                                                                   ------------          ------------
    Total liabilities                                                                 1,615,626             1,597,667
                                                                                   ------------          ------------

STOCKHOLDERS' EQUITY (Note 8)
Common stock (Authorized: 100 million shares, issued:
  2005, 55.8 million shares; 2004, 55.3 million shares)                                     558                   553
Additional paid-in capital                                                              176,650               172,525
Accumulated other comprehensive income                                                   32,670                40,983
Retained earnings                                                                       222,401               206,329
Less:  Treasury stock (2005, 0.1 million shares; 2004, 0.1 million shares)                 (397)                 (969)
                                                                                   ------------          ------------
    Total stockholders' equity                                                          431,882               419,421
                                                                                   ------------          ------------
    Total liabilities and stockholders' equity                                     $  2,047,508          $  2,017,088
                                                                                   ============          ============

            See notes to unaudited consolidated financial statements.

             UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                             2005                       2004
--------------------------------------------------                   -------------             --------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
   Direct premiums and policyholder fees earned                      $     253,344             $     190,306
   Reinsurance premiums assumed                                              9,069                     9,533
   Reinsurance premiums ceded                                              (60,145)                  (63,987)
                                                                     -------------             -------------
         Net premiums and policyholder fees earned                         202,268                   135,852

   Net investment income                                                    16,681                    16,078
   Realized gains on investments                                             1,073                     3,591
   Fee and other income                                                      4,180                     3,135
                                                                     -------------             -------------
         Total revenues                                                    224,202                   158,656
                                                                     -------------             -------------

Benefits, claims and expenses:
   Net change in future policy benefits                                      5,781                     8,135
   Net claims and other benefits                                           137,656                    86,471
   Interest credited to policyholders                                        4,545                     4,220
   Net increase in deferred acquisition costs                              (15,687)                  (16,321)
   Amortization of present value of future profits                           1,678                       923
   Commissions                                                              38,195                    35,083
   Commission and expense allowances on reinsurance                        (14,408)                  (12,349)
   Interest expense                                                          2,511                     1,523
   Other operating costs and expenses                                       39,274                    29,786
                                                                     -------------             -------------
         Total benefits, claims and expenses                               199,545                   137,471
                                                                     -------------             -------------

Income before taxes                                                         24,657                    21,185
Income tax expense                                                           8,585                     7,309
                                                                     -------------             -------------
Net income                                                           $      16,072             $      13,876
                                                                     -------------             -------------

Earnings per common share:
   Basic                                                             $        0.29             $        0.26
                                                                     =============             =============
   Diluted                                                           $        0.28             $        0.25
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

                       UNIVERSAL AMERICAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                               ACCUMULATED
                                                 ADDITIONAL       OTHER
                                     COMMON       PAID-IN     COMPREHENSIVE     RETAINED      TREASURY
   THREE MONTHS ENDED MARCH 31,       STOCK       CAPITAL     INCOME (LOSS)     EARNINGS       STOCK        TOTAL
   ----------------------------     ---------   -----------  --------------    -----------   ---------   ------------
                                                                     (In thousands)
            2004
Balance, January 1, 2004            $     541   $   164,355  $       39,774    $   142,458   $  (1,390)  $    345,738

Net income                                  -             -               -         13,876           -         13,876
Other comprehensive income
   (Note 7)                                 -             -           9,490              -           -          9,490

                                                                                                         ------------

Comprehensive income                                                                                           23,366
                                                                                                         ------------

Issuance of common stock (Note 8)           3         1,348               -              -           -          1,351
Stock-based compensation                    -            14               -              -           -             14
Loans to officers                           -            25               -              -           -             25
Treasury shares purchased, at
   cost (Note 8)                            -             -               -              -        (248)          (248)
Treasury shares reissued (Note 8)           -            13               -              -          38             51
                                    ---------   -----------  --------------    -----------   ---------   ------------

Balance, March 31, 2004             $     544   $   165,755  $       49,264    $   156,334   $  (1,600)  $    370,297
                                    =========   ===========  ==============    ===========   =========   ============
            2005
Balance, January 1, 2005            $     553   $   172,525  $       40,983    $   206,329   $    (969)  $    419,421

Net income                                  -             -               -         16,072           -         16,072
Other comprehensive loss
   (Note 7)                                 -             -          (8,313)             -           -         (8,313)
                                                                                                         ------------

Comprehensive income                                                                                            7,759
                                                                                                         ------------
Issuance of common stock (Note 8)           5         3,156               -              -           -          3,161
Stock-based compensation                    -           356               -              -           -            356
Loans to officers                                        20               -              -           -             20
Treasury shares purchased, at
   cost (Note 8)                            -             -               -              -         (11)           (11)
Treasury shares reissued (Note 8)           -           593               -              -         583          1,176
                                    ---------   -----------  --------------    -----------   ---------   ------------

Balance, March 31, 2005             $     558   $   176,650  $       32,670    $   222,401   $    (397)  $    431,882
                                    =========   ===========  ==============    ===========   =========   ============

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                            2005             2004
----------------------------                                                         -----------     -----------
                                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                                           $    16,072     $    13,876
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3 - Business Combinations):
  Deferred income taxes                                                                    6,128           6,213
  Change in reserves for future policy benefits                                              540           7,749
  Change in policy and contract claims                                                    11,035          (2,902)
  Change in deferred policy acquisition costs                                            (15,687)        (16,321)
  Amortization of present value of future profits and other intangibles                    1,678             923
  Net accretion of bond discount                                                            (988)           (862)
  Amortization of capitalized loan origination fees                                          960             123
  Change in policy loans                                                                     110             111
  Change in accrued investment income                                                       (451)            759
  Change in reinsurance balances                                                          (2,260)         (3,101)
  Realized gains on investments                                                           (1,073)         (3,591)
  Change in income taxes payable                                                           1,287         (11,489)
  Other, net                                                                              (5,983)         (3,468)
                                                                                     -----------     -----------
Net cash provided (used) by operating activities                                          11,368         (11,980)
                                                                                     -----------     -----------

Cash flows from investing activities:
  Proceeds from sale or redemption of fixed maturities                                    86,694         109,723
  Cost of fixed maturities purchased                                                    (146,420)       (139,078)
  Other investing activities                                                                (902)         (2,160)
                                                                                     -----------     -----------
Net cash used by investing activities                                                    (60,628)        (31,515)
                                                                                     -----------     -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                               2,173           1,376
  Cost of treasury stock purchases                                                           (11)           (248)
  Change in policyholder account balances                                                  8,842          23,790
  Change in reinsurance on policyholder account balances                                    (142)            (92)
  Principal repayment on loan payable                                                     (1,313)         (1,766)
                                                                                     -----------     -----------
Net cash provided by financing activities                                                  9,549          23,060
                                                                                     -----------     -----------

Net decrease in cash and cash equivalents                                                (39,711)        (20,435)

Cash and cash equivalents at beginning of period                                         181,257         116,524
                                                                                     -----------     -----------
Cash and cash equivalents at end of period                                           $   141,546     $    96,089
                                                                                     ===========     ===========
Supplemental cash flow information:
  Cash paid during the period for interest                                           $     2,506     $     1,529
                                                                                     ===========     ===========
  Cash paid during the period for income taxes                                       $     1,207     $    13,035
                                                                                     ===========     ===========

            See notes to unaudited consolidated financial statements.

               UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Basis of Presentation

      Universal American Financial Corp. (the "Company" or "Universal American") is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plan in the northeastern portion of the United States. CHCS, the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

      The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

      Consolidation

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), The Pyramid Life Insurance Company ("Pyramid Life"), Heritage Health Systems, Inc., including SelectCare of Texas, L.L.C. (collectively "Heritage") and CHCS Services, Inc. ("CHCS"). Heritage was acquired on May 28, 2004. Operating results for Heritage prior to the date of its acquisition are not included in Universal American's consolidated results of operations. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

      Use of Estimates

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

      Significant Accounting Policies

      For a description of significant accounting policies, see Note 2 - - Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

2.    RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

      Adoption of New Accounting Standards

      The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. Detailed information for activity in the Company's stock plans can be found in Note 9 - - Stock-Based Compensation, to consolidated financial statements in the Company's Annual Report of Form 10-K. As permitted by SFAS 123, the Company measured its stock-based compensation for employees and directors using the intrinsic value approach under APB 25. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company complied with the provisions of SFAS 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS 123. The Company uses a modified Black-Scholes option pricing model to estimate fair value. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

                                                Three months ended March 31,
                                                   2005             2004
                                                ----------       ----------
                                                      (In thousands)
Reported net income                             $   16,072       $   13,876
Add back: Stock-based compensation
  expense included in reported net income,
  net of tax                                           281               14
Less: Stock based compensation expense
  determined under fair value based
  method for all awards, net of tax                   (614)            (204)
                                                ----------       ----------
Pro forma net income                            $   15,739       $   13,686
                                                ==========       ==========

Net income per share:
  Basic, as reported                            $     0.29       $     0.26
  Basic, pro forma                              $     0.28       $     0.25

  Diluted, as reported                          $     0.28       $     0.25
  Diluted, pro forma                            $     0.27       $     0.24

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

      Pending Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.0 million for the three months ended March 31, 2005. There were no operating cash flows recognized for such excess tax deductions for the three months ended March 31, 2004.

3.    BUSINESS COMBINATIONS

      Acquisition of Heritage Health Systems, Inc.

      On May 28, 2004, the Company acquired 100% of the outstanding common stock of Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $1.6 million. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, L.L.C. ("SelectCare"), a health plan that offers health insurance coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the net results derived by these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 14 -- Loan Payable) and $33.1 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements.

      On the acquisition date, the fair value of net tangible assets of Heritage amounted to $23.2 million. The excess of the purchase price over the fair value of net tangible assets acquired was $76.4 million. As of May 28, 2004, the Company performed the initial allocation of the excess to identifiable intangible assets. Based on this initial allocation, approximately $14.6 million was assigned to amortizing intangible assets, including $12.1 million (net of deferred income taxes of $6.5 million), which was assigned to the value of the membership in force and determined to have a weighted average life of 6 years and $2.2 million (net of deferred taxes of $1.2 million), which was assigned to the value of the IPA's, and determined to have a weighted average lives of between 6 and 13 years. Approximately $4.7 million was allocated to non-amortizing intangible assets, including $4.0 million assigned to the value of trademarks and $0.7 million assigned to the value of Heritage's licenses. Each of these items was determined to have indefinite lives. The balance of $57.1 million was assigned to goodwill.

      The consolidated pro forma results of operations, assuming that Heritage was purchased on January 1, 2004 are as follows:

                                   THREE MONTHS ENDED
                                       MARCH 31,
                                --------------------------
                                    2005           2004
                                ----------      ----------
                                  (In thousands, except
                                    per share amounts)
Total revenue                   $  224,202      $  193,209
Income before taxes             $   24,657      $   24,343
Net income                      $   16,072      $   15,928

Earnings per common share:
    Basic                       $     0.29      $     0.29
    Diluted                     $     0.28      $     0.28

      The pro forma results of operations reflect management's best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and Heritage to account for the acquisition of Heritage under the purchase method of accounting. In accordance with SFAS No. 141, "Business Combinations", the total purchase cost was allocated to the assets and liabilities of Heritage based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Management has provided its best estimate of the fair values of assets and liabilities for the purpose of this pro forma information. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

4.    INTANGIBLE ASSETS

      The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

                                             March 31, 2005                December 31, 2004
                                       --------------------------      --------------------------
                                         Value        Accumulated       Value        Accumulated
                                       Assigned      Amortization      Assigned      Amortization
                                       --------      ------------      --------      ------------
                                                          (In thousands)
Senior Health Insurance:
  Present value of future
      profits ("PVFP")                 $ 18,472      $      4,154      $ 18,472      $      3,628
  Distribution Channel                   22,055             1,470        22,055             1,287
Life Insurance/Annuity -- PVFP            4,127             1,401         4,127             1,308
Senior Managed Care -- Medicare
  Advantage:
  PVFP                                   18,554             2,323        18,554             1,667
  Value of IPA's                          3,459               334         3,459               234
Senior Administrative Services
  PVFP                                    7,672             7,087         7,672             7,035
  Value of future override fees           1,796               240         1,796               172
                                       --------      ------------      --------      ------------
     Total                             $ 76,135      $     17,009      $ 76,135      $     15,331
                                       ========      ============      ========      ============

      The following table shows the changes in the present value of future profits and other amortizing intangible assets.

                                     For the three months ended
                                             March 31,
                                     --------------------------
                                       2005             2004
                                     ---------       ----------
                                           (In thousands)
Balance, beginning of year           $  60,804       $   44,047
  Additions from acquisitions                               (24)
  Amortization, net of interest         (1,678)            (923)
                                     ---------       ----------
Balance, end of year                 $  59,126       $   43,100
                                     =========       ==========

Estimated future net amortization expense (in thousands) is as follows:

2005 (remainder of year)        $  4,711
2006                               5,929
2007                               5,559
2008                               5,127
2009                               4,012
Thereafter                        33,788
                                --------
                                $ 59,126
                                ========

      The carrying amounts of goodwill and intangible assets with indefinite lives are shown below.

                                              March 31,    December 31,
                                                2005           2004
                                              --------     ------------
                                                    (In thousands)
Senior Market Health Insurance                $  8,760     $      8,760
Senior Managed Care -- Medicare Advantage       62,063           62,063
Senior Administrative Services                   4,357            4,357
                                              --------     ------------
   Total                                      $ 75,180     $     75,180
                                              ========     ============

5.    EARNINGS PER SHARE

      The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

                                               For the three months ended March 31, 2005
                                               ------------------------------------------
                                                Income          Shares          Per Share
                                              (Numerator)    (Denominator)       Amount
                                              -----------    -------------      ---------
                                              (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                       55,495
Less: Weighted average treasury shares                            (100)
                                                                ------

Basic earnings per share                       $  16,072        55,395          $    0.29
                                               =========        ======          =========

Effect of dilutive Securities                                    1,999
                                                                ------

Diluted EPS                                    $  16,072        57,394          $    0.28
                                               =========        ======          =========

                                               For the three months ended March 31, 2004
                                               ------------------------------------------
                                                Income          Shares          Per Share
                                              (Numerator)    (Denominator)        Amount
                                              -----------    -------------      ---------
                                              (In thousands, per share amounts in dollars)
Weighted average common stock outstanding                       54,269
Less: Weighted average treasury shares                            (207)
                                                                ------

Basic earnings per share                       $  13,876        54,062          $    0.26
                                               =========        ======          =========

Effect of dilutive Securities                                    2,086
                                                                ------

Diluted EPS                                    $  13,876        56,148          $    0.25
                                               =========        ======          =========

6.    INVESTMENTS

      Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

      The amortized cost and fair value of fixed maturities are as follows:

                                                                 March 31, 2005
                                      --------------------------------------------------------------------
                                                            Gross             Gross
                                        Amortized        Unrealized         Unrealized            Fair
Classification                            Cost              Gains             Losses              Value
--------------                        ------------      ------------       ------------       ------------
                                                                 (In thousands)
U.S. Treasury securities and
  obligations of U.S. government      $     98,723      $        406       $       (947)      $     98,182
Corporate debt securities                  498,949            19,926             (3,976)           514,899
Foreign debt securities (1)                214,536            26,552                (61)           241,027
Mortgage and asset-
  backed securities                        358,166             4,144             (1,817)           360,493
                                      ------------      ------------       ------------       ------------
                                      $  1,170,374      $     51,028       $     (6,801)      $  1,214,601
                                      ============      ============       ============       ============

                                                                 December 31, 2004
                                      --------------------------------------------------------------------
                                                            Gross             Gross
                                        Amortized        Unrealized         Unrealized            Fair
Classification                            Cost              Gains             Losses              Value
--------------                        ------------      ------------       ------------       ------------
                                                                 (In thousands)
U.S. Treasury securities and
  obligations of U.S. government      $     87,552      $        718       $       (327)      $     87,943
Corporate debt securities                  486,142            27,467             (1,830)           511,779
Foreign debt securities (1)                209,583            28,797                (33)           238,347
Mortgage and asset-
  backed securities                        326,401             6,879               (527)           332,753
                                      ------------      ------------       ------------       ------------
                                      $  1,109,678      $     63,861       $     (2,717)      $  1,170,822
                                      ============      ============       ============       ============

(1) Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

      The amortized cost and fair value of fixed maturities by contractual maturity at March 31, 2005 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             AMORTIZED          FAIR
                                               COST             VALUE
                                            -----------      -----------
                                                   (In thousands)
Due in 1 year or less                       $    31,265      $    31,338
Due after 1 year through 5 years                202,637          209,830
Due after 5 years through 10 years              342,525          355,804
Due after 10 years                              238,909          260,253
Mortgage - and asset-backed securities          355,038          357,376
                                            -----------      -----------
                                            $ 1,170,374      $ 1,214,601
                                            ===========      ===========

      The Company did not write down the value of any fixed maturity securities during the three months ended March 31, 2005 or 2004.

7.    COMPREHENSIVE INCOME

      The components of other comprehensive income and the related tax effects for each component are as follows:

                                                         2005                                       2004
                                         ------------------------------------      -------------------------------------
                                         GROSS OF                     NET OF       GROSS OF
    THREE MONTHS ENDED MARCH  31,          TAX        TAX EFFECT       TAX           TAX        TAX EFFECT    NET OF TAX
    -----------------------------        --------     ----------     --------      --------     ----------    ----------
                                                                         (In thousands)
Net unrealized gain (loss) arising
   during the year (net of deferred
   acquisition cost adjustment)          $(12,146)     $ (4,251)     $ (7,895)     $ 19,020      $  6,657      $ 12,363
Less: Reclassification adjustment
   for gains included in net income        (1,073)         (376)         (697)       (3,591)       (1,257)       (2,334)
                                         --------      --------      --------      --------      --------      --------
Net unrealized gains (losses)             (13,219)       (4,627)       (8,592)       15,429         5,400        10,029

Cash flow hedge                               657           230           427          (269)          (94)         (175)
Currency translation adjustments             (227)          (79)         (148)         (560)         (196)         (364)
                                         --------      --------      --------      --------      --------      --------

Other comprehensive income (loss)        $(12,789)     $ (4,476)     $ (8,313)     $ 14,600      $  5,110      $  9,490
                                         ========      ========      ========      ========      ========      ========

8.    STOCKHOLDERS' EQUITY

      Preferred Stock

      The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at March 31, 2005 or December 31, 2004.

      Common Stock

      The par value of common stock is $.01 per share with 100 million shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

      THREE MONTHS ENDED MARCH 31,                  2005            2004
      ----------------------------               ----------      ----------
Common stock issued, beginning of year           55,326,092      54,111,923
Stock options exercised                             378,317         300,121
Agent stock award                                    60,002               -
Stock purchases pursuant to agents' stock
   purchase and deferred compensation plans           1,100           4,498
                                                 ----------      ----------
Common stock issued, end of period               55,765,511      54,416,542
                                                 ==========      ==========

      Treasury Stock

      The Board of Directors has approved a plan for the Company to repurchase up to 1.5 million shares of the Company's commons stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

                                                        2005                                      2004
                                        ------------------------------------      ------------------------------------
                                                                    WEIGHTED                                  WEIGHTED
                                                                    AVERAGE                                   AVERAGE
                                                                    COST PER                                  COST PER
FOR THE THREE MONTHS ENDED MARCH 31,    SHARES         AMOUNT        SHARE        SHARES         AMOUNT        SHARE
------------------------------------    -------    --------------   --------      -------    --------------   --------
                                                   (In thousands)                            (In thousands)
Treasury stock beginning of year        124,941       $    969       $ 7.75       192,863       $  1,390       $ 7.21
Shares repurchased                          750             11        15.11        24,161            248        10.26
Shares distributed in the form of
employee bonuses                        (74,771)          (583)       15.72        (5,219)           (38)        9.71
                                        -------       --------                    -------       --------
Treasury stock, end of period            50,920       $    397       $ 7.81       211,805       $  1,600       $ 7.55
                                        =======       ========                    =======       ========

      Through March 31, 2005, the Company had repurchased 791,869 shares at an aggregate cost of $4.4 million. As of March 31, 2005, 708,131 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

      Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are as follows:

                                                 March 31,      December 31,
                                                   2005             2004
                                                 ---------      ------------
Net unrealized appreciation
  on investments                                 $  44,234       $  61,150
Deferred acquisition cost adjustment                (4,079)         (7,776)
Foreign currency translation gains (losses)          8,618           8,845
Fair value of cash flow swap                         1,489             832
Deferred tax on the above                          (17,592)        (22,068)
                                                 ---------       ---------
     Accumulated other comprehensive income      $  32,670       $  40,983
                                                 =========       =========

9.    LOAN PAYABLE

      Credit Facility, as Amended in May 2004

      In connection with the acquisition of Heritage on May 28, 2004 (see Note 3
- Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of March 31, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective April 1, 2005, the interest rate on the term loan is 5.1%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

      The Company made regularly scheduled principal payments of $1.3 million and paid $1.2 million in interest in connection with its credit facilities during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company made regularly scheduled principal payments of $1.8 million and paid $0.4 million in interest in connection with its credit facilities.

      The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005(remainder of year)                    $   3,937
2006                                           5,250
2007                                           5,250
2008                                           5,250
2009                                          80,063
                                           ---------
                                           $  99,750
                                           =========

10.   OTHER LONG TERM DEBT

      The Company has formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trusts. Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities that mature in 2032 and 2033.

      The Company paid $1.3 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2005 and paid $1.1 million during the three months ended March 31, 2004.

11.   DERIVATIVE INSTRUMENTS - CASH FLOW HEDGE

      Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.5 million at March 31, 2005 and $0.8 million at December 31, 2004 and is included in other assets.

12.   STATUTORY FINANCIAL DATA

      The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the life insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $135.7 million at March 31, 2005 and $127.9 million at December 31, 2004.

      SelectCare is also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At March 31, 2005, SelectCare's statutory capital and surplus exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for SelectCare was $12.1 million at March 31, 2005 and $9.6 million at December 31, 2004.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$59.3 million (US$49.0 million) as of March 31, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at March 31, 2005.

13.   BUSINESS SEGMENT INFORMATION

      The Company's principal business segments are based on product and include: Senior Market Health Insurance, Senior Managed Care - Medicare Advantage, Specialty Health Insurance, Life Insurance/Annuities and Senior Administrative Services. The Company also reports the activities of our holding company in a separate segment. Prior to our Annual Report of Form 10-K for the year ended December 31, 2004, the Company reported its segments based on distribution channel. The Company's former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance/Annuity and Specialty Health Insurance. The Senior Managed Care - Medicare Advantage and Administrative Services segments will be unchanged. Management believes that this new segmentation will provide even greater clarity to the results of the Company. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

SENIOR MARKET HEALTH INSURANCE -- This segment consists primarily of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies.

SENIOR MANAGED CARE - MEDICARE ADVANTAGE - The Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in managed care for seniors. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plans in New York and Pennsylvania. Heritage's Medicare Advantage plans are sold by our career agency sales force and directly by employee representatives. Our Medicare Advantage private fee-for-service plans are sold by independent agents.

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

LIFE INSURANCE AND ANNUITY -- This segment includes all of the life insurance and annuity business sold in the United States. This segment's products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

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

      Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

For the three months ended March 31,              2005                       2004
                                          --------------------       -------------------
                                          Segment     Segment        Segment     Segment
                                          Revenue      Income        Revenue      Income
                                          --------    --------       --------    -------
                                                          (In thousands)
Senior Market Health Insurance            $ 99,231    $  6,830       $ 88,325    $ 7,943
Senior Managed Care - Medicare Advantage    53,277       7,041              -          -
Specialty Health Insurance                  44,114       5,574         44,546      5,738
Life Insurance and Annuity                  22,833       4,040         19,493      3,244
Senior Administrative Services              14,908       3,615         13,972      3,154
Corporate                                       51      (3,516)            36     (2,485)
Intersegment revenues                      (11,268)          -        (11,067)         -
Adjustments to segment amounts:
   Net realized gains (losses)(1)            1,073       1,073          3,591      3,591
   Premium revenue adjustment(2)               (17)          -           (240)         -
                                          --------    --------       --------    -------
Total                                     $224,202    $ 24,657       $158,656    $21,185
                                          ========    ========       ========    =======

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

      Identifiable assets by segment are as follows:

                                      March 31,           December 31,
                                        2005                  2004
                                    ------------          ------------
                                              (In thousands)
Senior Market Health Insurance      $    392,317          $    385,487
Senior Managed Care - Medicare
   Advantage                             151,937               136,349
Specialty Health Insurance               734,591               732,680
Life Insurance and Annuity               732,905               723,343
Senior Administrative Services            18,986                19,401
Corporate                                618,489               608,722
Intersegment assets(1)                  (601,717)             (588,894)
                                    ------------          ------------
Total Assets                        $  2,047,508          $  2,017,088
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

15.   FOREIGN OPERATIONS

      A portion of the Company's operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

                   For the three months ended
                            March 31,
                       2005          2004
                   -----------  --------------
                                (In thousands)
 United States     $   204,674  $      137,645
 Canada                 18,455          17,302
                   -----------  --------------
   Total           $   223,129  $      154,947
                   ===========  ==============

      Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

                March 31,    December 31,
                   2005          2004
               -----------   ------------
                    (In thousands)
Assets         $   239,550   $    233,741
               ===========   ============
Liabilities    $   191,545   $    188,125
               ===========   ============

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion and analysis presents a review of the Company as of March 31, 2005, and its results of operations for the three months ended March 31, 2005. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation included in the Company's 2004 Annual Report on Form 10-K.

OVERVIEW

      Our principal business segments are based on product and include: Senior Market Health Insurance, Senior Managed Care - Medicare Advantage, Specialty Health Insurance, Life Insurance/Annuities and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Previously, we reported our segments based on distribution channel. Our former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance/Annuity and Specialty Health Insurance. Our Senior Managed Care - Medicare Advantage and Senior Administrative Services segments are unchanged. We believe that this new segmentation will provide even greater clarity to our results. Reclassifications have been made to conform prior year amounts to the current year presentation. See Note 13 - Business Segment Information in our consolidated financial statements included in this Form 10-Q for a description of our segments.

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

            On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of March 31, 2005.

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

SIGNIFICANT TRANSACTIONS AND INITIATIVES

      MEDICARE PART D

            On March 23, 2005, we announced that we established a strategic alliance with PharmaCare Management Services, Inc. ("PharmaCare"), a wholly owned subsidiary of CVS Corporation, to offer Medicare Part D Prescription Drug Benefit Plans ("PDPs"). Universal American's insurance subsidiaries have filed applications with the Centers for Medicare and Medicaid Services ("CMS") to become a PDP sponsor in all 34 CMS regions. PharmaCare, a leading pharmacy benefit manager, will provide comprehensive pharmacy benefit management services to the Universal American companies for this program, and the PDP sponsor will cede premium to an affiliate of PharmaCare. The products will be sold by the Universal American field force which consists of approximately 2,000 career agents who work through the Universal American Senior Solutions(R) program, as well as approximately 29,000 independent agents who specialize in the sale of Medicare supplement products. As part of the strategic alliance, CVS will assist in marketing the products through its 5,400 CVS/pharmacy stores, subject to the CMS guidelines. We believe that this program has the potential to have meaningful impact on our business. We estimate that during the remainder of 2005, we will expense between $4.0 million and $5.0 million of incremental out of pocket costs relating to product development, systems development and upgrades and marketing costs, before we receive any revenues from the program starting in 2006.

            There are significant risks associated with our participation in the Medicare Part D program. These include the following:

            - Although CMS has released regulations on Part D, some important requirements related to the implementation of the Part D prescription drug benefit have not yet been released by the federal government. This will create challenges for planning and implementation of our Part D program, and there is no assurance that Congress or CMS will not alter the program in a manner that will be detrimental to us.

            - We will incur significant expenditures of time and resources in developing this program, and we may need to divert human resources from other areas of the Company. Although we believe that we have the capability to meet our staffing needs, it is possible that the fulfillment of our administrative duties in other areas may suffer.

            - A PDP must submit bids to CMS for approval in each region in which it intends to become a sponsor. While we will submit all required bids, we cannot assure you that all of our bids will be accepted by CMS.

            - We are making actuarial assumptions about utilization of benefits in our PDP. Since PDPs are a newly created program, there is no historical basis for these assumptions, and we cannot assure you that these assumptions will prove to be correct and that premiums will be sufficient to cover benefits.

            - We cannot assure you that the market will accept and acquire insurance from our PDPs, and therefore our anticipated sales under, and revenues derived from, the program may be significantly less than our current expectations.

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

RESULTS OF OPERATIONS -- CONSOLIDATED OVERVIEW

            The following table reflects income from each of our segments (1) and contains a reconciliation to reported net income:

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2005             2004
                                                                  ---------       ----------
                                                                        (IN THOUSANDS)
Senior Market Health Insurance (1)...........................     $   6,830       $    7,943
Senior Managed Care - Medicare Advantage (1).................         7,041                -
Specialty Health Insurance (1)...............................         5,574            5,738
Life Insurance and Annuities (1).............................         4,040            3,244
Senior Administrative Services (1)...........................         3,615            3,154
Corporate (1)................................................        (3,516)          (2,485)
Realized gains...............................................         1,073            3,591
                                                                  ---------       ----------
Income before income taxes (1)...............................        24,657           21,185

Income taxes, excluding capital gains........................         8,209            6,052
Income taxes on capital gains................................           376            1,257
                                                                  ---------       ----------
   Total income taxes........................................         8,585            7,309
                                                                  ---------       ----------
      Net income.............................................     $  16,072       $   13,876
                                                                  =========       ==========
Per Share Data (Diluted):
      Net income.............................................     $    0.28       $     0.25
                                                                  =========       ==========

---------------------------
(1) We evaluate the results of operations of our segments based on income before realized gains and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. The schedule above reconciles our segment income to net income in accordance with generally accepted accounting principles.

      Three months ended March 31, 2005 and 2004

            Net income for the first quarter of 2005 increased 16% to $16.1 million, or $0.28 per diluted share, compared to $13.9 million, or $0.25 per diluted share in 2004. During the first quarter of 2005, we recognized realized gains, net of tax, of $0.7 million, or $0.01 per diluted share, compared to realized gains, net of tax, of $2.3 million, or $0.04 per diluted share in 2004. The realized gains in the first quarter of 2004 were generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.6 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See "Liquidity and Capital Resources -- -- Obligations of the Parent Company to Affiliates" for additional information regarding the dividend. Our overall effective tax rate was 34.8% for the first quarter of 2005 and 34.5% for the first quarter of 2004.

            Our Senior Market Health Insurance segment generated segment income of $6.8 million during the first quarter of 2005, a 14% decline compared to $7.9 million in 2004, primarily as a result of higher claim costs in our Medicare supplement lines.

            Our Senior Managed Care - Medicare Advantage segment generated segment income of $7.0 million during the first quarter of 2005. This segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans, since our acquisition or inception during the second quarter of 2004.

            Our Specialty Health Insurance segment generated segment income of $5.6 million for the first quarter of 2005, compared to $5.7 million for the first quarter of 2004, primarily as a result of the strengthening of the Canadian dollar, offset by higher claim costs.

            Results for our Life Insurance and Annuities segment improved by $0.8 million, or 25%, to $4.0 million compared to the first quarter of 2004, primarily as a result of an increase in business and lower claim costs.

            Our Senior Administrative Services segment income improved by $0.5 million, or 15%, compared to the first quarter of 2004. This improvement was primarily a result of the growth in premiums managed.

            The loss from our Corporate segment increased by $1.0 million, or 42%, compared to the first three months of 2004. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the first quarter of 2004.

SEGMENT RESULTS -- SENIOR MARKET HEALTH INSURANCE

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                              2005               2004
                                                           ---------           ---------
                                                                   (IN THOUSANDS)
PREMIUMS :

   Direct and assumed ................................     $ 148,454           $ 145,029
   Ceded .............................................       (50,592)            (57,778)
                                                           ---------           ---------
      Net premiums ...................................        97,862              87,251
Net investment income ................................         1,215               1,025
Other income..........................................           154                  49
                                                           ---------           ---------
      Total revenue ..................................        99,231              88,325
                                                           ---------           ---------

Policyholder benefits ................................        71,269              62,300
Change in deferred acquisition costs .................        (8,618)             (8,684)
Amortization of intangible assets ....................           540                 554
Commissions and general expenses, net of
   allowances.........................................        29,210              26,212
                                                           ---------           ---------
      Total benefits, claims and other deductions.....        92,401              80,382
                                                           ---------           ---------

Segment income........................................     $   6,830           $   7,943
                                                           =========           =========

      Three months ended March 31, 2005 and 2004

            Our Senior Market Health Insurance segment generated segment income of $6.8 million during the first quarter of 2005, a 14% decline compared to $7.9 million in 2004, primarily as a result of higher claim costs in our Medicare supplement lines.

            REVENUES. Net premiums for the Senior Market Health Insurance segment increased by $10.6 million, or 12%, compared to the first quarter of 2004, due to rate increases, new sales and increased retention of the Medicare supplement business.

            Net investment income increased by approximately $0.2 million, or 19%, compared to the first quarter of 2004, due primarily to growth in invested assets as a result of growth of our business in force.

            BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits incurred increased by $9.0 million, or 14%, compared to the first quarter of 2004, as a result of the increase in net premiums and an increase in loss ratios. Overall loss ratios for the segment increased 140 basis points to 72.8% for the first quarter of 2005 compared to 71.4% for the first quarter of 2004. The change in deferred acquisition costs was $8.6 million for the first quarter of 2005, consistent with the change in the first quarter of 2004. The amortization of intangibles relates to intangibles recorded from the acquisition of Pyramid Life.

            Commissions and general expenses increased by $3.0 million, or 11%, compared to the first quarter of 2004, consistent with the increase in premiums. The following table details the components of commission and other operating expenses:

                                                                                  2005                  2004
                                                                              ------------          ------------
                                                                                        (IN THOUSANDS)
Commissions...........................................................        $     20,812          $     21,288
Other operating costs.................................................              18,477                17,953
Reinsurance allowances................................................             (10,079)              (13,029)
                                                                              ------------          ------------
Commissions and general expenses, net of allowances...................        $     29,210          $     26,212
                                                                              ============          ============

            The ratio of commissions to gross premiums decreased to 14.0% for the first quarter of 2005, from 14.7% for the first quarter of 2004, as a result of lower commission rates associated with the continued growth of our in force renewal premium, including the effects of better persistency and rate increases. Other operating costs as a percentage of gross premiums was 12.4% for the first quarter of 2005, consistent with the first quarter of 2004. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 19.9% for the first quarter of 2005 from 22.6% for the first quarter of 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

SEGMENT RESULTS -- SENIOR MANAGED CARE - MEDICARE ADVANTAGE

                                                           FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------
                                                             2005             2004
                                                           -------          ---------
                                                                (IN THOUSANDS)
Net premiums.........................................      $52,837          $     --
Net investment and other income......................          440                --
                                                           -------          --------
   Total revenue.....................................       53,277                --
                                                           -------          --------

Medical expenses.....................................       37,504                --
Amortization of intangible assets....................          756                --
Commissions and general expenses.....................        7,976                --
                                                           -------          --------
   Total benefits, claims and other deductions ......       46,236                --
                                                           -------          --------

Segment income.......................................      $ 7,041          $     --
                                                           =======          ========

Depreciation, amortization and interest .............          490                --
                                                           -------          --------
Earnings before interest, taxes, depreciation and
   amortization ("EBITDA") (1).......................      $ 7,531          $     --
                                                           =======          ========

----------
(1) In addition to segment income, we also evaluate the results of our Medicare Advantage segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company's ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

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

            Starting in June 2004, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee-for-service product, a Medicare Advantage program that allows its member to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, American Progressive receives modest premium payments from the members.

            The components of the revenues and results within the segment are as follows:

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31, 2005
                                                                                    -----------------------------
                                                                                    REVENUES       SEGMENT INCOME
                                                                                    --------       --------------
                                                                                          (IN THOUSANDS)
Health Plan.................................................................        $  49,667         $   2,632
Affiliated IPA's............................................................           28,765             2,718
MSO's and Corporate.........................................................            7,690             1,684
Private Fee-for Service.....................................................            3,357                 7
Eliminations................................................................          (36,202)               --
                                                                                    ---------         ---------
      Total.................................................................        $  53,277         $   7,041
                                                                                    =========         =========


            Intrasegment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intrasegment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA's from the Health Plan amounting to $28.7 million and management fees received by the MSO's from the Health Plan and the IPA's amounting to $7.5 million for the seven months since its acquisition.

            Heritage operates a health plan through SelectCare, a provider sponsored organization ("PSO"). SelectCare is a Medicare Advantage coordinated care plan operating in Beaumont and Houston, Texas, which had 16,100 members as of May 28, 2004 (the date of acquisition) and receives its premiums primarily from CMS. SelectCare makes capitated risk payments to four IPA's or medical groups in the Houston and Beaumont regions, two of which are affiliated IPA's. In addition, SelectCare retains the risk for certain other types of care, primarily out of area emergency and transplants. As of March 31, 2005, SelectCare had approximately 20,350 members enrolled. During the first quarter of 2005, SelectCare had revenues of $49.7 million and reported a medical loss ratio of 81.4%.

            Heritage participates in the profits from the two affiliated IPA's that receive capitated payments from SelectCare. As of March 31, 2005, the affiliated IPA's managed the care for approximately 14,300 SelectCare members. During the first quarter of 2005, the IPA's earned $2.7 million on $28.8 million in revenues received from SelectCare.

            Heritage owns three MSO's that provide comprehensive management services to SelectCare and its affiliated IPA's as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the three months ended March 31, 2005, these MSO's earned $1.7 million of income on $7.7 million of fees collected.

            As of March 31, 2005, American Progressive had 2,051 members enrolled in its private fee-for-service plans. During the first quarter of 2005, American Progressive collected $3.4 million of premium from CMS and the members, and reported a medical loss ratio of 75.0%.

SEGMENT RESULTS -- SPECIALTY HEALTH INSURANCE

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                             2005               2004
                                                           --------           --------
                                                                 (IN THOUSANDS)
PREMIUMS :

   Direct and assumed..................................    $ 43,109           $ 43,786
   Ceded...............................................      (5,683)            (6,152)
                                                           --------           --------
      Net premiums.....................................      37,426             37,634
Net investment income..................................       6,389              6,779
Other income...........................................         299                133
                                                           --------           --------
      Total revenue....................................      44,114             44,546
                                                           --------           --------

Policyholder benefits..................................      25,382             24,895
Change in deferred acquisition costs...................      (1,969)            (1,502)
Commissions and general expenses, net of
   allowances..........................................      15,127             15,415
                                                           --------           --------
      Total benefits, claims and other deductions......      38,540             38,808
                                                           --------           --------
Segment income.........................................    $  5,574           $  5,738
                                                           ========           ========

      Three months ended March 31, 2005 and 2004

            Our Specialty Health Insurance segment generated segment income of $5.6 million for the first quarter of 2005, compared to $5.7 million for the first quarter of 2004, primarily as a result of the strengthening of the Canadian dollar, offset by higher claim costs. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2005. The average conversion rate increased 8%, to C$0.8157 per U.S.$1.00 for the first quarter of 2005, from C$0.7583 per U.S.$1.00 for the first quarter of 2004. This strengthening added approximately $0.2 million of pre-tax income to the Specialty Health segment results compared to the first quarter of 2004. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

            REVENUES. Net premiums for the Specialty Health Insurance segment decreased by $0.2 million, or less than 1%, compared to the first quarter of 2004. Canadian business accounted for approximately 43% of the net premiums of this segment for the first quarter of 2005 and 40% of the net premiums for the first quarter of 2004. The stronger Canadian dollar generated an increase in premiums of approximately $1.2 million, which was offset by a reduction in long term care premium as a result of our decision to discontinue marketing that product, beginning in late 2003.

            Net investment income decreased by approximately $0.4 million, or 6%, compared to the first quarter of 2004. The decrease is due primarily to lower yields during the first quarter of 2005.

            BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits incurred increased by $0.5 million, or 2%, compared to the first quarter of 2004, primarily as a result of higher loss ratios. Overall loss ratios for the segment increased to 67.8% during the first quarter of 2005 compared to 66.1% in the first quarter of 2004.

            The increase in deferred acquisition costs was $0.5 million more in the first quarter 2005 than the increase in the first quarter of 2004.

            Commissions and general expenses decreased by $0.3 million, or less than 1%, in the first quarter of 2005 compared to 2004, consistent with the decrease in net premium.

SEGMENT RESULTS -- LIFE INSURANCE AND ANNUITIES

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ---------------------------
                                                             2005               2004
                                                           --------           --------
                                                                  (IN THOUSANDS)
PREMIUMS :
   Direct and assumed.................................     $ 17,978           $ 13,535
   Ceded..............................................       (3,838)            (2,327)
                                                           --------           --------
      Net premiums....................................       14,140             11,208
Net investment income.................................        8,689              8,223
Other income..........................................            4                 62
                                                           --------           --------
      Total revenue...................................       22,833             19,493
                                                           --------           --------

Policyholder benefits.................................        8,988              7,567
Interest credited to policyholders....................        4,545              4,220
Change in deferred acquisition costs..................       (5,100)            (6,135)
Amortization of intangible assets.....................          259                260
Commissions and general expenses, net of
   allowances.........................................       10,101             10,337
                                                           --------           --------
      Total benefits, claims and other deductions.....       18,793             16,249
                                                           --------           --------

Segment income........................................     $  4,040           $  3,244
                                                           ========           ========

     Three months ended March 31, 2005 and 2004

            Results for our Life Insurance and Annuities segment improved by $0.8 million, or 25%, to $4.0 million compared to the first quarter of 2004, primarily as a result of an increase in business and lower claim costs.

            REVENUES. Net premiums for the segment increased by $2.9 million, or 26%, compared to the first quarter of 2004. Approximately $2.5 million of the increase relates to the net business produced by the former Guarantee Reserve field force. The balance relates to increased sales of our senior life product and an increase in policy fees on our interest sensitive life and annuity business as a result of the growth in the level of deposits for those products. Ceded premiums increased by approximately $1.5 million as a result of the Guarantee Reserve business. Prior to receiving approval to write the business through the insurance subsidiaries of Universal American during the first quarter of 2004, 50% of the Guarantee Reserve business was assumed from Swiss Re. As we received the regulatory approvals, we wrote the business through our insurance subsidiaries and ceded 50% to Swiss Re.

            Our agents sold $15.5 million of fixed annuities during the first quarter of 2005 and $26.6 million during the first quarter of 2004. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates on policy account balances and a decrease in minimum guaranteed crediting rates on our policies as compared to the crediting rates in 2004.

            Net investment income increased by approximately $0.5 million, or 6%, compared to the first quarter of 2004, as a result of the increase in policyholder account balances as a result of the additional deposits received as noted above, offset by a decline in yields on the portfolio.

            BENEFITS, CLAIMS AND EXPENSES. Policyholder benefits incurred increased by $1.4 million, or 19%, compared to the first quarter of 2004. Policyholder benefits increased by approximately $1.9 million as a result of the increase in business, offset by more favorable mortality. Interest credited increased by $0.3 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in credited rates. The increase in deferred acquisition costs was approximately $1.0 million less during the first quarter of 2005, as compared to the increase in 2004. This is directly related to the decline in annuity business produced during the quarter. The amortization of intangible assets relates to the present value of the future profits of the life business acquired with Pyramid Life. Commissions and general expenses decreased by $0.2 million, or 2%, compared to the first quarter of 2004.

SEGMENT RESULTS -- SENIOR ADMINISTRATIVE SERVICES

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                          2005            2004
                                                                       --------          -------
                                                                             (IN THOUSANDS)
Affiliated Fee Revenue
   Medicare supplement.............................................     $ 7,966          $ 7,203
   Long term care..................................................         596              693
   Life insurance..................................................         844            1,054
   Other...........................................................         797              591
                                                                        -------          -------
      Total Affiliated Revenue.....................................      10,203            9,541
                                                                        -------          -------

Unaffiliated Fee Revenue
   Medicare supplement.............................................       2,034            2,342
   Long term care..................................................       2,023            1,403
   Non-insurance products..........................................         384              399
   Other...........................................................         264              287
                                                                        -------          -------
      Total Unaffiliated Revenue ..................................       4,705            4,431
                                                                        -------          -------
      Total revenue................................................      14,908           13,972
                                                                        -------          -------

Amortization of present value of future profits ...................         119              104
General expenses...................................................      11,174           10,714
                                                                        -------          -------
      Total expenses...............................................      11,293           10,818
                                                                        -------          -------

      Segment income...............................................     $ 3,615          $ 3,154
                                                                        =======          =======

Depreciation, amortization and interest ...........................         532              535
                                                                        -------          -------
Earnings before interest, taxes, depreciation and amortization
   ("EBITDA")(1)...................................................     $ 4,147          $ 3,689
                                                                        =======          =======

----------
(1) In addition to segment income, we also evaluate the results of our Senior Administrative Services segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company's ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

            Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $1.1 million for the three months ended March 31, 2005, and $1.5 million for the three months ended March 31, 2004. These fees, together with the affiliated revenue, were eliminated in consolidation.

      Three months ended March 31, 2005 and 2004

            Our Senior Administrative Services segment income improved by $0.5 million, or 15%, compared to the first quarter of 2004. This improvement was primarily a result of the growth in premiums managed. EBITDA for this segment also increased $0.5 million, or 12%, compared to the first quarter of 2004.

            Service fee revenue increased by $0.9 million, or 7%, compared to the first quarter of 2004. Affiliated service fee revenue increased by $0.7 million compared to the first quarter of 2004 as a result of the increase in Medicare supplement/select business in force at our insurance subsidiaries. Unaffiliated service fee revenue increased by approximately $0.3 million compared to the first quarter of 2004. An increase of $0.6 million, or 44% for services for long term care products was offset, in part, by a decline in fees for Medicare supplement. General expenses for the segment increased by $0.5 million, or 4%, due primarily to the increase in business.

SEGMENT RESULTS -- CORPORATE

            The following table presents the primary components comprising the loss from the segment:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                           2005         2004
                                                         -------       ------
                                                            (IN THOUSANDS)
Interest.............................................    $ 2,511       $1,523
Amortization of capitalized loan origination fees....        217          123
Stock-based compensation expense.....................          2           23
Other parent company expenses, net...................        786          816
                                                         -------       ------
      Segment loss...................................    $ 3,516       $2,485
                                                         =======       ======

      Three months ended March 31, 2005 and 2004

            The loss from our Corporate segment increased by $1.0 million, or 42%, compared to the first three months of 2004. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the same period of 2004. Our combined outstanding debt was $174.8 million at March 31, 2005 compared to $111.4 million at March 31, 2004. The weighted average interest rate on our loan payable increased to 4.8% in 2005 from 4.2% in 2004. The weighted average interest rate on our other long term debt also increased to 6.9% for 2005 from 6.0% for 2004. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

LIQUIDITY AND CAPITAL RESOURCES

            Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and health plan and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

            We require cash at our parent company to meet our obligations under our credit facility and our outstanding debenture held by our subsidiary, Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The outstanding balance on the debenture was $3.4 million at March 31, 2005. We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

            Credit Facility, as Amended in May 2004

            In connection with the acquisition of Pyramid Life, the Company obtained an $80 million credit facility (the "Credit Agreement") on March 31, 2003 to repay the then existing loan and provide funds for the acquisition of Pyramid Life. The Credit Agreement consisted of a $65 million term loan which was drawn to fund the acquisition and a $15 million revolving loan facility. The Credit Agreement initially called for interest at the London Interbank Offering Rate ("LIBOR") for one, two or three months, at the option of the Company, plus 300 basis points. Effective March 31, 2004, the spread over LIBOR was reduced to 275 basis points in accordance with the terms of the Credit Agreement. Principal repayments were scheduled over a five-year period with a final maturity date of March 31, 2008. The Company incurred loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Credit Agreement.

            In connection with the acquisition of Heritage on May 28, 2004 (see
Note 3 - Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of March 31, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective April 1, 2005, the interest rate on the term loan is 5.1%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

            The Company made regularly scheduled principal payments of $1.3 million and paid $1.2 million in interest in connection with its credit facilities during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company made regularly scheduled principal payments of $1.8 million and paid $0.4 million in interest in connection with its credit facilities.

            The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005 (remainder of year)            $  3,937
2006                                   5,250
2007                                   5,250
2008                                   5,250
2009                                  80,063
                                    --------
                                    $ 99,750
                                    ========

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

            Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

                    Amount                            Spread         Rate as of
Maturity Date       Issued            Term          Over LIBOR     March 31, 2005
-------------   --------------   --------------   --------------   --------------
                (In thousands)                    (Basis points)
December 2032      $ 15,000      Fixed/Floating       400(1)            6.7%
March 2033           10,000      Floating             400               6.7%
May 2033             15,000      Floating             420               7.1%
May 2033             15,000      Fixed/Floating       410(2)            7.4%
October 2033         20,000      Fixed/Floating       395(3)            7.0%
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

            The Trusts have the right to call the Capital Securities at par after five years from the date of issuance (which ranged from December 2002 to October 2003). The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate Junior Subordinated Debt of the Company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt during 2003. The balance of the proceeds has been used, in part to fund acquisitions, to provide capital to the Company's insurance subsidiaries to support growth and to be held for general corporate purposes.

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

            The Company paid $1.3 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2005 and paid $1.1 million during the three months ended March 31, 2004.

      Lease Obligations

            We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Tennessee, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2005 (remainder of year)......    $   1,895
2006..........................        2,605
2007..........................        2,588
2008..........................        2,328
2009 and thereafter...........        9,236
                                  ---------
      Totals..................    $  18,652
                                  =========

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

      Shelf Registration

            On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P ("Capital Z"), our largest shareholder. In the event that Capital Z sells all of the five million shares, Capital Z would still own 20.3 million shares or approximately 37% of our outstanding common stock, before giving effect to any issuance of shares by us pursuant to the shelf registration. The shelf registration statement was declared effective in December, 2004.

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

      Obligations of the Parent Company to Affiliates

            In January 2002, our parent company issued an $18.5 million, 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The debenture is scheduled to be repaid in full during 2005. As of March 31, 2005, the outstanding balance was $3.4 million. Our parent holding company paid $0.1 million in interest on these debentures during the three months ended March 31, 2005 and $0.1 million during the three months ended March 31, 2004. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

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

Senior Administrative Services Company. Liquidity for our senior administrative services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our senior administrative services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the senior administrative services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our Senior Administrative Services segment was $4.1 million for the three months ended March 31, 2005, and was $3.7 million for the three months ended March 31, 2004.

Senior Managed Care Company. Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SelectCare and services provided to the IPA's. Dividend payments by SelectCare to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SelectCare's state of domicile. SelectCare is not able to pay dividends during 2005 without prior approval. We believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $7.5 million for the three months ended March 31, 2005.

Penncorp Life (Canada) Dividends. Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. No dividends were paid during the three months ended March 31, 2005. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy benefit reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)'s policy benefit reserves on a U.S. GAAP basis. During the remainder of 2004, Penncorp Life (Canada) paid dividends totaling C$7.2 million (US$5.6 million) relating to net income for 2004. We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during 2005, less $2.5 million.

Insurance Subsidiaries -- Surplus Note, Dividends and Capital Contributions. Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange. As of March 31, 2005, the principal amount of the surplus note was $45.3 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $3.2 million during the three months ended March 31, 2005 and $1.6 million during the three months ended March 31, 2004. American Exchange paid interest on the surplus note of $0.4 million during the three months ended March 31, 2005 and $0.7 million during the three months ended March 31, 2004.

      Our parent holding company made capital contributions to American Exchange amounting to $3.4 million during 2005. American Exchange made capital contributions of $2.0 million to Union Bankers, $0.8 million to Constitution and $0.5 million to American Pioneer during the three months ended March 31, 2005.

      Our parent holding company made capital contributions to American Exchange amounting to $17.8 million during 2004. In March 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $5.0 million to Union Bankers and $4.0 million to American Progressive during the three months ended March 31, 2004.

      Dividend payments by our U.S. insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $6.3 million to American Exchange during 2005, without prior approval. Pyramid Life is able to pay ordinary dividends of up to $2.5 million to Pennsylvania Life (its direct parent) with prior notice to the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.3 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department during 2005. American Exchange, American Pioneer, American Progressive, Constitution and Union Bankers had negative earned surplus at December 31, 2004 and are not able to pay dividends in 2005 without special approval.

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

      Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2005 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $34.6 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

      As of March 31, 2005, our insurance company subsidiaries held cash and cash equivalents totaling $139.1 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion.

      The net yields on our cash and invested assets decreased to 4.8% for the three months ended March 31, 2005, from 4.9% for the three months ended March 31, 2004. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

      Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the life insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At March 31, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $135.7 million at March 31, 2005 and $127.9 million at December 31, 2004. Statutory net income for the three months ended March 31, 2005 was $0.1 million, which included after-tax net realized gains of $0.1 million, and for the three months ended March 31, 2004 was $2.8 million, which included after-tax net realized gains of $0.1 million.

      SelectCare is also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At March 31, 2005, SelectCare's statutory capital and surplus exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for SelectCare was $12.1 million at March 31, 2005 and $9.6 million at December 31, 2004. Statutory net income for the three months ended March 31, 2005 was $2.6 million and for the three months ended March 31, 2004 was $1.1 million.

      Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$59.3 million (US$49.0 million) as of March 31, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Net income based on Canadian generally accepted accounting principles was C$1.9 million (US$1.6 million) for the three months ended March 31, 2005, and C$2.0 million (US$1.5 million) for the three months ended March 31, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at March 31, 2005.

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

      As of March 31, 2005, 99.7% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of March 31, 2005. We did not write down the value of any fixed maturity securities during the three months ended March 31, 2005 or 2004.

EFFECTS OF RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

      There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of recently issued accounting pronouncements. We do not anticipate any material impact from the future adoption of the pending accounting pronouncements, other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual periods beginning after June 15, 2005. Refer to Consolidated Financial Statements (Unaudited) Note 2 - Recent and Pending Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

      The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2005, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $76.7 million and a 200 basis point increase in market interest rates would result in $148.4 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $79.5 million and a 200 basis point decrease in market interest rates would result in a $166.1 million increase.

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

      The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of March 31, 2005, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR:

                                                          Effect of Change in LIBOR on Pre-tax Income
                                                           for the three months ended March 31, 2005
                             Weighted      Weighted    -----------------------------------------------
                              Average      Average     200 Basis    100 Basis    100 Basis   200 Basis
    Description of           Interest      Balance       Point        Point        Point       Point
  Floating Rate Debt           Rate      Outstanding    Decrease     Decrease    Increase    Increase
  ------------------         --------    -----------   ---------    ---------    ---------   ---------
                                                                  (in millions)
Loan Payable                     4.81%   $     101.1   $     0.5    $     0.3    $    (0.3)  $    (0.5)
Other long term debt             6.73%   $      25.0         0.1          0.1         (0.1)       (0.1)
                                                       ---------    ---------    ---------   ---------
                Total                                  $     0.6    $     0.4    $    (0.4)  $    (0.6)
                                                       =========    =========    =========   =========

      As noted above, we have fixed the interest rate on $50 million of our $175 million of total debt outstanding, leaving $125 million of the debt exposed to rising interest rates. As of March 31, 2005 we had approximately $142 million of cash and cash equivalents and $60 million in short duration floating rate investment securities. We anticipate that the net investment income on this $202 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

      Currency Exchange Rate Sensitivity

      Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended March 31, 2005, approximately 12% of our assets, 8% of our revenues, excluding realized gains, and 11% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the three months ended March 31, 2004, approximately 11% of our assets, 11% of our revenues, excluding realized gains, and 14% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

      We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

      A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the three months ended March 31, 2005, would have resulted in a decrease in our income before realized gains and taxes of approximately $0.2 million for the three months ended March 31, 2005 and a decrease in our shareholders' equity of approximately $4.1 million at March 31, 2005. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $0.3 million for the three months ended March 31, 2005 and an increase in shareholders' equity of approximately $5.0 million at March 31, 2005. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

      The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Change in Internal Control Over Financial Reporting

      There has been no material change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange
Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                     Total Number of     Maximum Number
                                                                    Shares Purchased     of Shares That
                                                        Average        as Part of          May Yet Be
                                         Total Number    Price          Publicly        Purchased Under
                                           of Shares    Paid Per     Announced Plans      the Plans or
              Period                     Purchased (1)   Share         or Programs          Programs
              ------                     ------------   --------    ----------------    ---------------
January 1, 2005 - January 31, 2005...         470       $  14.59           470               708,411
February 1, 2005 - February 28,                45       $  15.33            45               708,366
2005 ................................
March 1, 2005 - March 31, 2005.......         235       $  16.12           235               708,131
                                              ---                          ---
   Total.............................         750                          750
                                              ===                          ===

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS.

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

*11.1 Computation of Per Share Earnings
      Data required by Statement of Financial Accounting Standards No.
      128, Earnings Per Share, is provided in Note 4 to the Consolidated
      Financial Statements in this report.

*31.1 Certification of Chief Executive Officer as required by Rule
      13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer as required by Rule
      13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of the Chief Executive Officer and Chief Financial
      Officer, as required by Rule 13a-14(b) of the Securities Exchange
      Act of 1934 and 18 U.S.C. Section 1350, s adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Filed or furnished herewith.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIVERSAL AMERICAN FINANCIAL CORP.


Date:  May 10, 2005                           By:  /s/ Robert A. Waegelein
                                                  -----------------------
                                                  Robert A. Waegelein
                                                  Executive Vice President and
                                                  Chief Financial Officer