Form 10-Q
period 2005-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2005-08-09
CIK 709878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-11321

UNIVERSAL AMERICAN FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2580136 (IRS Employer Identification No.)
Six International Drive, Suite 190 Rye Brook, New York (Address of principal executive offices)	10573 (Zip code)
(914) 934-5200 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 1, 2005 was 58,622,591.

UNIVERSAL AMERICAN FINANCIAL CORP.
FORM 10-Q

        As used in this Quarterly Report on Form 10-Q, "Universal American," "the Company," "we," "our," and "us" refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

UNIVERSAL AMERICAN FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
ASSETS
Investments (Notes 2 and 6):
Fixed maturities available for sale, at fair value (amortized cost: 2005, $1,149,810; 2004, $1,109,678)	$1,223,165	$1,170,822
Equity securities, at fair value (cost: 2005, $1,303; 2004, $749)	1,298	755
Policy loans	23,672	24,318
Other invested assets	1,080	1,187

Total investments	1,249,215	1,197,082
Cash and cash equivalents	217,426	181,257
Accrued investment income	13,153	13,151
Deferred policy acquisition costs	241,557	208,281
Amounts due from reinsurers	208,169	212,501
Due and unpaid premiums	7,867	6,474
Present value of future profits and other amortizing intangible assets	54,760	60,804
Goodwill and other indefinite lived intangible assets (Note 4)	72,825	75,180
Income taxes receivable	4,925	865
Other assets	67,430	61,493

Total assets	$2,137,327	$2,017,088

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$489,540	$478,373
Reserves for future policy benefits	764,815	759,325
Policy and contract claims—life	12,517	10,802
Policy and contract claims—health	98,264	94,526
Loan payable (Note 9)	98,438	101,063
Other long term debt (Note 10)	75,000	75,000
Amounts due to reinsurers	4,457	6,023
Deferred income tax liability	20,355	5,206
Other liabilities	60,478	67,349

Total liabilities	1,623,864	1,597,667

STOCKHOLDERS' EQUITY (Note 8)
Common stock (Authorized: 100 million shares, issued: 2005, 58.0 million shares; 2004, 55.3 million shares)	580	553
Additional paid-in capital	223,318	172,525
Accumulated other comprehensive income	48,939	40,983
Retained earnings	241,049	206,329
Less: Treasury stock (2005, 0.1 million shares; 2004, 0.1 million shares)	(423)	(969)

Total stockholders' equity	513,463	419,421

Total liabilities and stockholders' equity	$2,137,327	$2,017,088

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Revenues:
Direct premiums and policyholder fees earned	$251,464	$199,517
Reinsurance premiums assumed	8,127	8,786
Reinsurance premiums ceded	(54,689)	(61,706)

Net premiums and policyholder fees earned	204,902	146,597
Net investment income	17,334	16,084
Realized gains on investments	3,030	209
Fee and other income	4,354	3,617

Total revenues	229,620	166,507

Benefits, claims and expenses:
Net change in future policy benefits	5,261	(271)
Net claims and other benefits	141,198	99,918
Interest credited to policyholders	4,630	4,258
Net increase in deferred acquisition costs	(17,569)	(14,902)
Amortization of present value of future profits	1,193	948
Commissions	37,672	34,417
Commission and expense allowances on reinsurance	(14,392)	(12,179)
Interest expense	2,670	1,762
Other operating costs and expenses	41,279	32,631

Total benefits, claims and expenses	201,942	146,582

Income before taxes	27,678	19,925
Income tax expense	9,030	6,874

Net income	$18,648	$13,051

Earnings per common share:
Basic	$0.33	$0.24

Diluted	$0.32	$0.23

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Revenues:
Direct premiums and policyholder fees earned	$504,807	$389,823
Reinsurance premiums assumed	17,197	18,319
Reinsurance premiums ceded	(114,833)	(125,694)

Net premiums and policyholder fees earned	407,171	282,448
Net investment income	34,015	32,162
Realized gains on investments	4,103	3,801
Fee and other income	8,533	6,752

Total revenues	453,822	325,163

Benefits, claims and expenses:
Net change in future policy benefits	11,042	7,864
Net claims and other benefits	278,854	186,389
Interest credited to policyholders	9,175	8,478
Net increase in deferred acquisition costs	(33,256)	(31,223)
Amortization of present value of future profits	2,871	1,871
Commissions	75,866	69,499
Commission and expense allowances on reinsurance	(28,800)	(24,528)
Interest expense	5,181	3,285
Other operating costs and expenses	80,554	62,418

Total benefits, claims and expenses	401,487	284,053

Income before taxes	52,335	41,110
Income tax expense	17,615	14,183

Net income	$34,720	$26,927

Earnings per common share:
Basic	$0.62	$0.50

Diluted	$0.60	$0.48

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

Six months ended June 30,	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	(In thousands)
2004
Balance, January 1, 2004	$541	$164,355	$39,774	$142,458	$(1,390)	$345,738
Net income	—	—	—	26,927	—	26,927
Other comprehensive loss (Note 7)	—	—	(19,296)	—	—	(19,296)

Comprehensive income						7,631

Issuance of common stock (Note 8)	7	2,405	—	—	—	2,412
Stock-based compensation	—	219	—	—	—	219
Loans to officers	—	38	—	—	—	38
Treasury shares purchased, at cost (Note 8)	—	—	—	—	(270)	(270)
Treasury shares reissued (Note 8)	—	215	—	—	636	851

Balance, June 30, 2004	$548	$167,232	$20,478	$169,385	$(1,024)	$356,619

2005
Balance, January 1, 2005	$553	$172,525	$40,983	$206,329	$(969)	$419,421
Net income	—	—	—	34,720	—	34,720
Other comprehensive income (Note 7)	—	—	7,956	—	—	7,956

Comprehensive income						42,676

Issuance of common stock (Note 8)	27	49,189	—	—	—	49,216
Stock-based compensation	—	985	—	—	—	985
Loans to officers		20	—	—	—	20
Treasury shares purchased, at cost (Note 8)	—	—	—	—	(31)	(31)
Treasury shares reissued (Note 8)	—	599	—	—	577	1,176

Balance, June 30, 2005	$580	$223,318	$48,939	$241,049	$(423)	$513,463

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$34,720	$26,927
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3—Business Combinations):
Deferred income taxes	11,975	12,589
Change in reserves for future policy benefits	5,122	7,311
Change in policy and contract claims	8,124	(10,240)
Change in deferred policy acquisition costs	(33,256)	(31,223)
Amortization of present value of future profits and other intangibles	2,871	1,871
Net accretion of bond discount	(2,083)	(1,601)
Amortization of capitalized loan origination fees	420	277
Change in policy loans	647	409
Change in accrued investment income	(2)	323
Change in reinsurance balances	1,914	2,208
Realized gains on investments	(4,103)	(3,801)
Change in income taxes payable	(2,639)	(13,589)
Other, net	(3,371)	(4,744)

Net cash provided (used) by operating activities	20,339	(13,283)

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	182,802	146,195
Cost of fixed maturities purchased	(219,796)	(191,574)
Purchase of business, net of cash acquired (Note 3)	—	(65,961)
Other investing activities	(3,720)	(1,397)

Net cash used by investing activities	(40,714)	(112,737)

Cash flows from financing activities:
Net proceeds from issuance of common stock	47,814	2,451
Cost of treasury stock purchases	(31)	(270)
Change in policyholder account balances	11,167	29,456
Change in reinsurance on policyholder account balances	219	389
Issuance of debt (Note 10)	—	66,519
Principal repayment on loan payable	(2,625)	(3,078)

Net cash provided by financing activities	56,544	95,467

Net increase (decrease) in cash and cash equivalents	36,169	(30,553)
Cash and cash equivalents at beginning of period	181,257	116,524

Cash and cash equivalents at end of period	$217,426	$85,971

Supplemental cash flow information:
Cash paid during the period for interest	$5,149	$3,219

Cash paid during the period for income taxes	$7,274	$15,038

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

  Basis of Presentation

        Universal American Financial Corp. (the "Company" or "Universal American") is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, the insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., and our Medicare Advantage private fee-for-service plan in the northeastern portion of the United States. CHCS, the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months or six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain reclassifications have been made to prior year's financial statements to conform to current period classifications.

  Consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American Financial Corp. ("Universal American") and its subsidiaries (collectively the "Company"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), American Pioneer Life Insurance Company ("American Pioneer"), American Exchange Life Insurance Company ("American Exchange"), SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), Pennsylvania Life Insurance Company ("Pennsylvania Life"), Peninsular Life Insurance Company ("Peninsular"), Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette"), Penncorp Life Insurance Company, a Canadian company ("Penncorp Life (Canada)"), The Pyramid Life Insurance Company ("Pyramid Life"), Heritage Health Systems, Inc ("Heritage") and CHCS Services, Inc. ("CHCS"). Heritage was acquired on May 28, 2004. Operating results for Heritage prior to the date of its acquisition are not included in Universal American's consolidated results of operations. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

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

  Significant Accounting Policies

        For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

2.     RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

  Adoption of New Accounting Standards

        The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. Detailed information for activity in the Company's stock plans can be found in Note 9—Stock-Based Compensation, to the consolidated financial statements in the Company's Annual Report on Form 10-K. As permitted by SFAS 123, the Company measures its stock-based compensation for employees and directors using the intrinsic value approach under APB 25. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company complies with the provisions of SFAS 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS 123. The Company uses a modified Black-Scholes option pricing model to estimate fair value. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Reported net income	$18,648	$13,051	$34,720	$26,927
Add back: Stock-based compensation expense included in reported net income, net of tax	471	33	752	47
Less: Stock based compensation expense determined under fair value based method for all awards, net of tax	(1,083)	(491)	(1,698)	(695)

Pro forma net income	$18,036	$12,593	$33,774	$26,279

Net income per share:
Basic, as reported	$0.33	$0.24	$0.62	$0.50
Basic, pro forma	$0.32	$0.23	$0.60	$0.48
Diluted, as reported	$0.32	$0.23	$0.60	$0.48
Diluted, pro forma	$0.31	$0.22	$0.59	$0.47

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

  Pending Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $1.4 million for the six months ended June 30, 2005. There were no operating cash flows recognized for such excess tax deductions for the six months ended June 30, 2004.

3.     BUSINESS COMBINATIONS

  Acquisition of Heritage Health Systems, Inc.

        On May 28, 2004, the Company acquired 100% of the outstanding common stock of Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $2.0 million. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, L.L.C. ("SelectCare"), a health plan that offers health insurance coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Last, Heritage participates in the net results derived by these IPA's. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company's credit facility (See Note 9—Loan Payable) and $33.5 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company's consolidated financial statements.

        As of May 28, 2005, the company finalized the purchase accounting for the acquisition, resulting in an increase in the fair value of net tangible assets of Heritage of $4.8 as of the date of acquisition to $28.0 million, as a result of the resolution of pre-acquisition contingencies. The excess of the purchase price over the fair value of net tangible assets acquired was $72.0 million, which the Company allocated to identifiable intangible assets. Based on this allocation, approximately $12.2 million was assigned to amortizing intangible assets, including $10.0 million (net of deferred income taxes of $5.4 million), which was assigned to the value of the membership in force and determined to have a weighted average life of 6 years and $2.2 million (net of deferred taxes of $1.2 million), which was assigned to the value of the IPA's, and determined to have a weighted average lives of between 6 and 13 years. Approximately $5.2 million was allocated to non-amortizing intangible assets, including $4.4 million assigned to the value of trademarks and $0.8 million assigned to the value of Heritage's licenses. Each of these items was determined to have indefinite lives. The balance of $54.3 million was assigned to goodwill.

        The consolidated pro forma results of operations, assuming that Heritage was purchased on January 1, 2004 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Total revenue	$229,620	$188,994	$453,822	$382,203
Income before taxes	$27,678	$20,904	$52,335	$45,247
Net income	$18,648	$13,688	$34,720	$29,616
Earnings per common share:
Basic	$0.33	$0.26	$0.62	$0.55
Diluted	$0.32	$0.25	$0.60	$0.53

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

4.    INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

	June 30, 2005		December 31, 2004
	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
	(In thousands)
Senior Health Insurance:
Present value of future profits ("PVFP")	$18,472	$4,697	$18,472	$3,628
Distribution Channel	22,055	1,654	22,055	1,287
Life Insurance/Annuity—PVFP	4,127	1,500	4,127	1,308
Senior Managed Care—Medicare Advantage:
PVFP	15,381	2,470	18,554	1,667
Value of IPA's	3,459	435	3,459	234
Senior Administrative Services
PVFP	7,672	7,138	7,672	7,035
Value of future override fees	1,796	308	1,796	172

Total	$72,962	$18,202	$76,135	$15,331

        The following table shows the changes in the present value of future profits and other amortizing intangible assets.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Balance, beginning of year	$59,126	$43,100	$60,804	$44,047
Additions and adjustments	(3,173)	20,200	(3,173)	20,176
Amortization, net of interest	(1,193)	(948)	(2,871)	(1,871)

Balance, end of year	$54,760	$62,352	$54,760	$62,352

        Estimated future net amortization expense (in thousands) is as follows:

2005 (remainder of year)	$3,418
2006	6,376
2007	6,060
2008	5,674
2009	4,612
Thereafter	28,620

$54,760

        The carrying amounts of goodwill and intangible assets with indefinite lives are shown below.

	June 30, 2005	December 31, 2004
	(In thousands)
Senior Market Health Insurance	$8,760	$8,760
Senior Managed Care—Medicare Advantage	59,708	62,063
Senior Administrative Services	4,357	4,357

Total	$72,825	$75,180

5.    EARNINGS PER SHARE

        The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

	Three months ended June 30,
	2005			2004
	Income Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount
	(In thousands)
Weighted average common stock outstanding		55,986			54,624
Less: Weighted average treasury shares		(51)			(146)

Basic earnings per share	$18,648	55,935	$0.33	$13,051	54,478	$0.24

Effect of dilutive securities		2,055			1,992

Diluted earnings per share	$18,648	57,990	$0.32	$13,051	56,470	$0.23

	Six months ended June 30,
	2005			2004
	Income Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount
	(In thousands)
Weighted average common stock outstanding		55,686			54,447
Less: Weighted average treasury shares		(76)			(177)

Basic earnings per share	$34,720	55,610	$0.62	$26,927	54,270	$0.50

Effect of dilutive securities		2,027			2,016

Diluted earnings per share	$34,720	57,637	$0.60	$26,927	56,286	$0.48

6.     INVESTMENTS

        Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

        The amortized cost and fair value of fixed maturities are as follows:

	June 30, 2005
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$139,447	$1,326	$(418)	$140,355
Corporate debt securities	453,102	26,373	(691)	478,784
Foreign debt securities(1)	201,789	39,976	(9)	241,756
Mortgage and asset-backed securities	355,472	7,190	(392)	362,270

	$1,149,810	$74,865	$(1,510)	$1,223,165

	December 31, 2004
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$87,552	$718	$(327)	$87,943
Corporate debt securities	486,142	27,467	(1,830)	511,779
Foreign debt securities(1)	209,583	28,797	(33)	238,347
Mortgage and asset-backed securities	326,401	6,879	(527)	332,753

	$1,109,678	$63,861	$(2,717)	$1,170,822

(1)
Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

        The amortized cost and fair value of fixed maturities by contractual maturity at June 30, 2005 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$78,435	$78,839
Due after 1 year through 5 years	230,338	239,305
Due after 5 years through 10 years	298,708	319,777
Due after 10 years	186,857	222,974
Mortgage—and asset-backed securities	355,472	362,270

	$1,149,810	$1,223,165

        The Company did not write down the value of any fixed maturity securities during the six months ended June 30, 2005 or 2004.

7.     COMPREHENSIVE INCOME

        The components of other comprehensive income and the related tax effects for each component are as follows:

	2005			2004
Three months ended June 30,	Gross of Tax	Tax Effect	Net of Tax	Gross of Tax	Tax Effect	Net of Tax
	(In thousands)
Net unrealized gain (loss) arising during the year (net of deferred acquisition cost adjustment)	$28,890	$10,111	$18,779	$(44,238)	$(15,483)	$(28,755)
Less: Reclassification adjustment for gains included in net income	(3,030)	(1,060)	(1,970)	(209)	(73)	(136)

Net unrealized gains (losses)	25,860	9,051	16,809	(44,447)	(15,556)	(28,891)
Cash flow hedge	(438)	(153)	(285)	1,214	425	789
Currency translation adjustments	(393)	(138)	(255)	(1,053)	(369)	(684)

Other comprehensive income (loss)	$25,029	$8,760	$16,269	$(44,286)	$(15,500)	$(28,786)

	2005			2004
Six months ended June 30,	Gross of Tax	Tax Effect	Net of Tax	Gross of Tax	Tax Effect	Net of Tax
	(In thousands)
Net unrealized gain (loss) arising during the year (net of deferred acquisition cost adjustment)	$16,744	$5,860	$10,884	$(25,217)	$(8,826)	$(16,391)
Less: Reclassification adjustment for gains included in net income	(4,103)	(1,436)	(2,667)	(3,801)	(1,330)	(2,471)

Net unrealized gains (losses)	12,641	4,424	8,217	(29,018)	(10,156)	(18,862)
Cash flow hedge	219	77	142	945	331	614
Currency translation adjustments	(620)	(217)	(403)	(1,613)	(565)	(1,048)

Other comprehensive income (loss)	$12,240	$4,284	$7,956	$(29,686)	$(10,390)	$(19,296)

8.     STOCKHOLDERS' EQUITY

  Preferred Stock

        The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at June 30, 2005 or December 31, 2004.

  Common Stock

        The par value of common stock is $.01 per share with 100 million shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

Six months ended June 30,	2005	2004
Common stock issued, beginning of year	55,326,092	54,111,923
Equity Offering	2,000,000	—
Stock options exercised	603,322	665,270
Agent stock award	60,002	—
Stock purchases pursuant to agents' stock plans	6,751	3,100

Common stock issued, end of period	57,996,167	54,780,293

        On June 22, 2005, the Company issued 2.0 million shares of its common stock at a price of $23.61 per share, in connection with a public offering pursuant to a shelf registration. The issuance of these shares generated proceeds to the Company of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold by Capital Z Financial Services Fund II, L.P. and its affiliates ("Capital Z"), the Company's largest shareholder, under the same shelf registration. On July 20, 2005, the underwriters exercised their over-allotment option and the Company issued an additional 660,000 shares of its common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of Universal American's outstanding common stock.

  Treasury Stock

        The Board of Directors has approved a plan for the Company to repurchase up to 1.5 million shares of the Company's common stock in the open market. The primary purpose of the plan is to fund employee stock bonuses.

	2005
				2004
			Weighted Average Cost Per Share
Six months ended June 30,	Shares	Amount		Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	124,941	$969	$7.75	192,863	$1,390	$7.21
Shares repurchased	1,674	31	18.73	26,092	270	10.35
Shares distributed in the form of employee bonuses	(74,081)	(577)	15.87	(84,351)	(636)	10.09

Treasury stock, end of period	52,534	$423	$8.05	134,604	$1,024	$7.61

        Through June 30, 2005, the Company had repurchased 792,793 shares at an aggregate cost of $4.5 million. As of June 30, 2005, 707,207 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income are as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Net unrealized appreciation on investments	$73,350	$61,150
Deferred acquisition cost adjustment	(7,335)	(7,776)
Foreign currency translation gains (losses)	8,225	8,845
Fair value of cash flow swap	1,051	832
Deferred tax on the above	(26,352)	(22,068)

Accumulated other comprehensive income	$48,939	$40,983

9.     LOAN PAYABLE

  Credit Facility, as Amended in May 2004

        In connection with the acquisition of Heritage on May 28, 2004 (see Note 3—Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of June 30, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective July 1, 2005, the interest rate on the term loan is 5.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

        The Company made regularly scheduled principal payments of $2.6 million and paid $2.5 million in interest in connection with its credit facilities during the six months ended June 30, 2005. During the six months ended June 30, 2004, the Company made regularly scheduled principal payments of $3.1 million and paid $1.0 million in interest in connection with its credit facilities.

        The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005 (remainder of year)	$2,625
2006	5,250
2007	5,250
2008	5,250
2009	80,063

$98,438

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

        The Company paid $2.6 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2005 and paid $2.2 million during the six months ended June 30, 2004.

11.   DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.1 million at June 30, 2005 and $0.8 million at December 31, 2004 and is included in other assets.

12.   STATUTORY FINANCIAL DATA

        The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the life insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $138.0 million at June 30, 2005 and $127.9 million at December 31, 2004.

        SelectCare is also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At June 30, 2005, SelectCare's statutory capital and surplus exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for SelectCare was $14.5 million at June 30, 2005 and $9.6 million at December 31, 2004.

        Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$63.0 million (US$51.4 million) as of June 30, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at June 30, 2005.

13.   BUSINESS SEGMENT INFORMATION

        The Company's principal business segments are based on product and include: Senior Market Health Insurance, Senior Managed Care—Medicare Advantage, Specialty Health Insurance, Life Insurance/Annuities and Senior Administrative Services. The Company also reports the activities of our holding company in a separate segment. Prior to our Annual Report of Form 10-K for the year ended December 31, 2004, the Company reported its segments based on distribution channel. The Company's former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance/Annuity and Specialty Health Insurance. The Senior Managed Care—Medicare Advantage and Administrative Services segments remain unchanged. Management believes that this new segmentation will provide even greater clarity to the results of the Company. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

  Senior Market Health Insurance—This segment consists primarily of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies.

  Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of Heritage and our other initiatives in managed care for seniors. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plans in New York and Pennsylvania. Heritage's Medicare Advantage plans are sold by our career agency sales force and directly by employee representatives. Our Medicare Advantage private fee-for-service plans are sold by career and independent agents.

  Specialty Health Insurance—The Specialty Health Insurance segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States and Canada. This segment also includes certain products that we no longer sell such as long term care and major medical insurance. This segment's products are distributed primarily by our career agents.

  Life Insurance and Annuity—This segment includes all of the life insurance and annuity business sold in the United States. This segment's products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

  Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment and referral to health care facilities.

  Corporate—This segment reflects the activities of Universal American, including debt service, certain senior executive compensation, and compliance with requirements resulting from our status as a public company.

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

        Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	2005		2004
Three months ended June 30,	Segment Revenue	Segment Income	Segment Revenue	Segment Income
	(In thousands)
Senior Market Health Insurance	$97,806	$8,449	$89,705	$8,021
Senior Managed Care—Medicare Advantage	57,852	7,089	11,958	838
Specialty Health Insurance	43,713	6,798	42,859	7,263
Life Insurance and Annuity	23,368	3,405	20,869	3,035
Senior Administrative Services	14,703	3,041	13,953	3,333
Corporate	58	(4,134)	34	(2,774)
Intersegment revenues	(10,902)	—	(11,044)	—
Adjustments to segment amounts:
Net realized gains(1)	3,030	3,030	209	209
Premium revenue adjustment(2)	(8)	—	(2,036)	—

Total	$229,620	$27,678	$166,507	$19,925

	2005		2004
Six months ended June 30,	Segment Revenue	Segment Income	Segment Revenue	Segment Income
	(In thousands)
Senior Market Health Insurance	$197,037	$15,279	$178,030	$15,961
Senior Managed Care—Medicare Advantage	111,129	14,130	11,958	838
Specialty Health Insurance	87,827	12,372	87,405	13,003
Life Insurance and Annuity	46,201	7,445	40,362	6,279
Senior Administrative Services	29,611	6,656	27,925	6,487
Corporate	109	(7,650)	70	(5,259)
Intersegment revenues	(22,212)	—	(22,110)	—
Adjustments to segment amounts:
Net realized gains(1)	4,103	4,103	3,801	3,801
Premium revenue adjustment(2)	17	—	(2,278)	—

Total	$453,822	$52,335	$325,163	$41,110

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

        Identifiable assets by segment are as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Senior Market Health Insurance	$405,079	$385,487
Senior Managed Care—Medicare Advantage	151,261	136,349
Specialty Health Insurance	749,466	732,680
Life Insurance and Annuity	746,694	723,343
Senior Administrative Services	18,168	19,401
Corporate	696,796	608,722
Intersegment assets(1)	(630,137)	(588,894)

Total Assets	$2,137,327	$2,017,088

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

14.   FOREIGN OPERATIONS

        A portion of the Company's operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
United States	$208,668	$150,155	$413,342	$287,917
Canada	17,922	16,143	36,377	33,445

Total	$226,590	$166,298	$449,719	$321,362

        Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Assets	$251,834	$233,741

Liabilities	$191,336	$188,125

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of the Company as of June 30, 2005, and its results of operations for the three months and six months ended June 30, 2005. This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the consolidated financial statements as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation included in the Company's 2004 Annual Report on Form 10-K.

Overview

        Our principal business segments are based on product and include: Senior Market Health Insurance, Senior Managed Care—Medicare Advantage, Specialty Health Insurance, Life Insurance/Annuities and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Previously, we reported our segments based on distribution channel. Our former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance/Annuity and Specialty Health Insurance. Our Senior Managed Care—Medicare Advantage and Senior Administrative Services segments are unchanged. We believe that this new segmentation will provide even greater clarity to our results. Reclassifications have been made to conform prior year amounts to the current year presentation. See Note 13—Business Segment Information in our consolidated financial statements included in this Form 10-Q for a description of our segments.

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

  Policy related liabilities

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability, premium rate increases and extra contractual damage awards. Therefore, the reserves and liabilities we establish are based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders' equity.

  Deferred policy acquisition costs

        The cost of acquiring new business, principally non-level commissions and agency production, underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." Amortization of deferred acquisition costs for Medicare supplement policies is periodically adjusted for significant changes in benefit structures and differences in assumed premium rates on a prospective basis, consistent with assumptions used in the related reserves for future policy benefits. During 2005, the Company determined that the actual approved rate increases and persistency were higher than assumed levels. The prospective unlocking of these assumptions resulted in a slower amortization of Medicare supplement deferred acquisition costs.

        The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or expected gross profits would not be adequate to cover related losses and expenses.

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

        On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of June 30, 2005.

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

Significant Transactions and Initiatives

  Medicare Part D

        On March 23, 2005, we announced that we established a strategic alliance with PharmaCare Management Services, Inc. ("PharmaCare"), a wholly owned subsidiary of CVS Corporation, to offer Medicare Part D Prescription Drug Benefit Plans ("PDPs"). Certain of Universal American's insurance subsidiaries have filed applications with the Centers for Medicare and Medicaid Services ("CMS") to become PDP sponsors in 32 of the 34 CMS regions. PharmaCare, a leading pharmacy benefit manager, will provide comprehensive pharmacy benefit management services to the Universal American companies for this program. The PDP sponsors and an affiliate of PharmaCare have entered into a 50% quota share reinsurance agreement on the products to be sold. The products will be sold by the Universal American field force which consists of career agents who work through the Universal

American Senior Solutions® program, as well independent agents who specialize in the sale of Medicare supplement products. As part of the strategic alliance, CVS will assist in marketing the products through its 5,400 CVS/pharmacy stores, subject to the CMS guidelines. Although CVS has agreed to promote our PDPs on a preferred basis, CVS is not precluded from entering into marketing arrangements with other PDP sponsors. We believe that this program has the potential to have a meaningful impact on our business. We have incurred $1.0 million in costs to prepare for the implementation of the plans and we estimate that during the remainder of 2005, we will expense an additional $5.0 million to $6.0 million of incremental out of pocket costs relating to product development, systems development and upgrades and marketing costs, before we receive any revenues from the program starting in 2006. Additionally, we anticipate that we will be funding up to $15 million in costs that will be capitalized.

        There are significant risks associated with our participation in the Medicare Part D program. These include the following:

  •
  Although CMS has released regulations on Part D, some important requirements related to the implementation and marketing of the Part D prescription drug benefit plan have not yet been released by the federal government. This will create challenges for planning and implementation of our Part D program, and there is no assurance that Congress or CMS will not alter the program in a manner that will be detrimental to us.

  •
  We will incur significant expenditures of time and resources in developing this program, and we may need to divert human resources from other areas of the Company. Although we believe that we have the capability to meet our staffing needs, it is possible that the fulfillment of our administrative duties in other areas may suffer.

  •
  While we have submitted bids to CMS for approval in 32 of the 34 regions in which we intend to become a sponsor, we cannot assure you that all of our bids will be accepted by CMS. Further, we cannot be certain that, if approved, our products will be competitive, as compared to other PDPs.

  •
  In order for a PDP to be eligible to receive premium for Medicare beneficiaries who are also eligible for Medicaid ("dual-eligibles") (who will be automatically assigned to PDPs) and other low income Medicare beneficiaries, its bid must be below a benchmark that will not be known until all bids have been received and accepted by CMS. We cannot assure you that our bids will qualify in any or all regions.

  •
  We are making actuarial assumptions about utilization of benefits in our PDPs. Since Part D is a newly created program, there is no historical basis for these assumptions, and we cannot assure you that these assumptions will prove to be correct and that premiums will be sufficient to cover benefits.

  •
  We cannot assure you that the market will accept and acquire insurance from our PDPs, and therefore our anticipated sales under, and revenues derived from, the program may be significantly less than our current expectations.

  •
  Part D is a new program and the competitive landscape is uncertain. We expect to encounter competition from other PDP sponsors, some of whom may have significantly greater resources and brand recognition than we do. Our marketing arrangement with CVS is non-exclusive and CVS may enter into marketing arrangements with our competitors. We cannot predict whether we will be able to effectively compete in this new market.

  •
  The costs of developing and marketing our PDPs could vary based upon the size of membership in our PDPs. Given the uncertainties and risks described above, the cost of developing PDPs that will allow us to effectively compete in this new market could exceed our current expectations.

        Additional discussion of the risks and speculative factors inherent in and affecting our business in general as well as our participation in the Medicare Part D program, are detailed in our filings with the Securities and Exchange Commission, including our prospectus supplement, dated June 16, 2005 and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

  Acquisition of Heritage Health Systems, Inc.

        On May 28, 2004, we acquired Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $2.0 million. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of our credit facility and $33.5 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to the date of acquisition are not included in our consolidated financial statements.

  Equity Offering

        On June 22, 2005, we issued 2.0 million shares of our common stock at a price of $23.61 per share, in connection with a public offering pursuant to a shelf registration. The issuance of these shares generated proceeds to us of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold under the same shelf registration by Capital Z Financial Services Fund II, L.P. and its affiliates ("Capital Z"), our largest shareholder. On July 20, 2005, the underwriters exercised their over-allotment option and we issued an additional 660,000 shares of our common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of our outstanding common stock. (See Shelf Registration and Equity Offering in the Liquidity section of this Management's Discussion and Analysis).

Results of Operations—Consolidated Overview

        The following table reflects income from each of our segments (1) and contains a reconciliation to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Senior Market Health Insurance(1)	$8,449	$8,021	$15,279	$15,961
Senior Managed Care—Medicare Advantage(1)	7,089	838	14,130	838
Specialty Health Insurance(1)	6,798	7,263	12,372	13,003
Life Insurance and Annuities(1)	3,405	3,035	7,445	6,279
Senior Administrative Services(1)	3,041	3,333	6,656	6,487
Corporate(1)	(4,134)	(2,774)	(7,650)	(5,259)
Realized gains	3,030	209	4,103	3,801

Income before income taxes(1)	27,678	19,925	52,335	41,110
Income taxes, excluding capital gains	8,970	6,801	17,179	12,853
Income taxes on capital gains	60	73	436	1,330

Total income taxes	9,030	6,874	17,615	14,183

Net income	$18,648	$13,051	$34,720	$26,927

Per Share Data (Diluted):
Net income	$0.32	$0.23	$0.60	$0.48

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

  Three months ended June 30, 2005 and 2004

        Net income for the second quarter of 2005 increased 43% to $18.6 million, or $0.32 per diluted share, compared to $13.1 million, or $0.23 per diluted share in 2004. Net income for the second quarter of 2005 includes after-tax realized investment gains of $3.0 million, or $0.05 per diluted share, which reflects the benefit from a $1.0 million release of a tax valuation allowance relating to net capital loss carryforwards. Net income for the second quarter of 2004 includes after-tax realized investment gains of $0.1 million. The realized investment gains during the second quarter of 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments. Additionally, net income for the second quarter of 2005 was reduced by after-tax expenses of $0.7 million, or $0.01 per diluted share, relating to the implementation of our Part D program. Our overall effective tax rate was 32.6% for the second quarter of 2005, reflecting the release of the valuation allowance noted above, and 34.5% for the second quarter of 2004.

        Our Senior Market Health Insurance segment generated segment income of $8.4 million during the second quarter of 2005, an increase of 5% compared to $8.0 million in 2004, primarily as a result of the increase in net retained business, offset by higher claim costs in our Medicare supplement lines. Additionally, segment income for the second quarter of 2005 was reduced by expenses of $0.4 million relating to the implementation of our Part D program. Excluding these expenses, segment income would have been $8.8 million, an increase of 10% from the 2004 amount.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $7.1 million during the second quarter of 2005, compared to $0.8 million in 2004. This segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans, since our acquisition or inception during the second quarter of 2004.

        Our Specialty Health Insurance segment generated segment income of $6.8 million for the second quarter of 2005, down 6% compared to $7.3 million for the second quarter of 2004, primarily as a result of higher claim costs.

        Results for our Life Insurance and Annuities segment improved by $0.4 million, or 12%, to $3.4 million compared to the second quarter of 2004, primarily as a result of an increase in business.

        Segment income for our Senior Administrative Services segment decreased by $0.3 million, or 9%, to $3.0 million, compared to the second quarter of 2004, primarily as a result of the $0.6 million of expenses incurred in this segment relating to our implementation of Part D. Excluding these expenses, segment income would have been $3.6 million, an increase of 9% from the 2004 amount.

        The loss from our Corporate segment increased by $1.4 million, or 50%, compared to the second quarter of 2004. The increase was primarily due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the second quarter of 2004.

  Six months ended June 30, 2005 and 2004

        Net income for the first six months of 2005 increased 29% to $34.7 million, or $0.60 per diluted share, compared to $26.9 million, or $0.48 per diluted share in 2004. Net income for the first six months of 2005 includes realized investment gains, net of tax, of $3.7 million, or $0.06 per diluted share. The realized investment gains during 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments. Additionally, net income for the first six months of 2005 was reduced by after-tax expenses of $0.7 million, or $0.01 per diluted share, relating to the implementation of our Part D program. Net income for the first six months of 2004 includes realized investment gains, net of tax, of $2.5 million, or $0.04 per diluted share. The realized investment gains during 2004 were generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.6 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See "Liquidity and Capital Resources—Obligations of the Parent Company to Affiliates" for additional information regarding the dividend. Our overall effective tax rate was 34.8% for the first six months of 2005 and 34.5% for the first six months of 2004.

        Our Senior Market Health Insurance segment generated segment income of $15.3 million during the first six months of 2005, a 4% decline compared to $16.0 million in 2004, primarily as a result of higher claim costs in our Medicare supplement lines, although net retained business increased by 11%. Additionally, segment income for the six months ended June 30, 2005 was reduced by expenses of $0.4 million relating to the implementation of our Part D program. Excluding these expenses, segment income would have been $15.7 million, a decrease of 2% from the 2004 amount.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $14.1 million during the first six months of 2005. This segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans, since our acquisition or inception during the second quarter of 2004.

        Our Specialty Health Insurance segment income of $12.4 million for the first six months of 2005 declined by 5% compared to $13.0 million for the first six months of 2004, primarily as a result of higher claim costs.

        Results for our Life Insurance and Annuities segment improved by $1.2 million, or 19%, to $7.4 million compared to the first six months of 2004, primarily as a result of an increase in business and lower claim costs.

        Segment income for our Senior Administrative Services segment increased by $0.2 million, or 3%, to $6.7 million compared to the first six months of 2004, primarily as a result of growth in premiums managed, offset by the $0.6 million of expenses incurred in this segment relating to our implementation of Part D. Excluding these expenses, segment income would have been $7.3 million, an increase of 12% from the 2004 amount.

        The loss from our Corporate segment increased by $2.4 million, or 46%, compared to the first six months of 2004. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the first six months of 2004.

Segment Results—Senior Market Health Insurance

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Premiums:
Direct and assumed	$141,134	$141,517	$289,589	$286,546
Ceded	(44,474)	(53,462)	(95,066)	(111,240)

Net premiums	96,660	88,055	194,523	175,306
Net investment income	1,147	1,053	2,363	2,077
Other income	(1)	597	151	647

Total revenue	97,806	89,705	197,037	178,030

Policyholder benefits	69,892	61,892	141,161	124,192
Change in deferred acquisition costs	(10,365)	(7,913)	(18,983)	(16,598)
Amortization of intangible assets	554	395	1,094	953
Commissions and general expenses, net of allowances	29,276	27,310	58,486	53,522

Total benefits, claims and other deductions	89,357	81,684	181,758	162,069

Segment income	$8,449	$8,021	$15,279	$15,961

  Three months ended June 301, 2005 and 2004

        Our Senior Market Health Insurance segment generated segment income of $8.4 million during the second quarter of 2005, an increase of 5% compared to $8.0 million in 2004, primarily as a result of the increase in net retained business, offset by higher claim costs in our Medicare supplement lines. Additionally, income was reduced by expenses of $0.4 million relating to the implementation of our Part D program. Excluding these expenses, segment income would have been $8.8 million, an increase of 10% from the 2004 amount.

        Revenues.    Net premiums for the Senior Market Health Insurance segment increased by $8.6 million, or 10%, compared to the second quarter of 2004, due to rate increases, new sales and increased retention of the Medicare supplement business.

        Net investment income increased by approximately $0.1 million, or 9%, compared to the second quarter of 2004.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $8.0 million, or 13%, compared to the second quarter of 2004, as a result of the increase in net premiums and an increase in loss ratios. Overall loss ratios for the segment increased 200 basis points to 72.3% for the second quarter of 2005 compared to 70.3% for the second quarter of 2004. The increase in deferred acquisition costs was $2.5 million more for the second quarter of 2005, compared to the increase in the second quarter of 2004, as a result of higher retained premium and the effect of prospective unlocking resulting from higher than anticipated rate increases and better than anticipated persistency. The amortization of intangibles relates to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.2 million compared to the second quarter of 2004.

        Commissions and general expenses increased by $2.0 million, or 7%, compared to the second quarter of 2004, consistent with the increase in premiums. The following table details the components of commission and other operating expenses:

	Three months ended June 30,
	2005	2004
	(In thousands)
Commissions	$20,622	$21,298
Other operating costs	18,229	18,053
Reinsurance allowances	(9,575)	(12,041)

Commissions and general expenses, net of allowances	$29,276	$27,310

        The ratio of commissions to gross premiums decreased to 14.6% for the second quarter of 2005, from 15.1% for the second quarter of 2004, as a result of a leveling off of new production as well as lower overall commission rates associated with the continued growth of our in force renewal premium, including the effects of better persistency and rate increases. Other operating costs as a percentage of gross premiums were 12.9% for the second quarter of 2005, consistent with the second quarter of 2004. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 21.5% for the second quarter of 2005 from 22.5% for the second quarter of 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

  Six months ended June 30, 2005 and 2004

        Our Senior Market Health Insurance segment generated segment income of $15.3 million during the first six months of 2005, a 4% decline compared to $16.0 million in 2004, primarily as a result of higher claim costs in our Medicare supplement lines, although net retained business increased by 11%. Additionally, income was reduced by expenses of $0.4 million relating to the implementation of our Part D program. Excluding these expenses, income would have been $15.7 million, a decrease of 2% from the 2004 amount.

        Revenues.    Net premiums for the Senior Market Health Insurance segment increased by $19.2 million, or 11%, compared to the first six months of 2004, due to rate increases, new sales and increased retention of the Medicare supplement business.

        Net investment income increased by approximately $0.3 million, or 14%, compared to the first six months of 2004.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $17.0 million, or 14%, compared to the first six months of 2004, as a result of the increase in net premiums and an increase in loss ratios. Overall loss ratios for the segment increased 180 basis points to 72.6% for the first six months of 2005 compared to 70.8% for the first six months of 2004. The increase in deferred acquisition costs was $2.4 million more for the first six months of 2005, compared to the increase in the first six months of 2004, as a result of higher retained premium and the effect of prospective unlocking resulting from higher than anticipated rate increases and better than anticipated persistency. As a percentage of premium, the increase in deferred acquisition costs was 9.8% for the first six months of 2005 compared to 9.5% for the first six months of 2004. The amortization of intangibles relates to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.2 million compared to the first six months of 2004.

        Commissions and general expenses increased by $5.0 million, or 9%, compared to the first six months of 2004, consistent with the increase in premiums. The following table details the components of commission and other operating expenses:

	Six months ended June 30,
	2005	2004
	(In thousands)
Commissions	$41,435	$42,586
Other operating costs	36,705	36,007
Reinsurance allowances	(19,654)	(25,071)

Commissions and general expenses, net of allowances	$58,486	$53,522

        The ratio of commissions to gross premiums decreased to 14.3% for the first six months of 2005, from 14.9% for the first six months of 2004, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium, including the effects of better persistency and rate increases. Other operating costs as a percentage of gross premiums were 12.7% for the first six months of 2005, consistent with the first six months of 2004. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 20.7% for the first six months of 2005 from 22.5% for the first six months of 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2005	2004(2)	2005	2004(2)
	(In thousands)
Net premiums	$57,093	$11,937	$109,930	$11,937
Net investment and other income	759	21	1,199	21

Total revenue	57,852	11,958	111,129	11,958

Medical expenses	41,512	8,642	79,016	8,642
Amortization of intangible assets	247	266	1,003	266
Commissions and general expenses	9,004	2,212	16,980	2,212

Total benefits, claims and other deductions	50,763	11,120	96,999	11,120

Segment income	$7,089	$838	$14,130	$838

Depreciation, amortization and interest	403	266	1,293	266

Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1)	$7,492	$1,104	$15,423	$1,104

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

(2)
Includes results for the one month since acquisition or inception

        Our Senior Managed Care—Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations ("MSO's") that manage the business of SelectCare and two affiliated Independent Physician Associations ("IPA's"). Lastly, Heritage participates in the profits derived from these IPA's.

        Starting in June 2004, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee-for-service ("PFFS") product, a Medicare Advantage program that allows its members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, American Progressive receives modest premium payments from the members. Beginning August 1, 2005, we have expanded our PFFS product offering to Medicare eligibles in 258 counties in seven new states. We plan on expanding the PFFS product to an additional 151 counties in six states on January 1, 2006, subject to CMS approval.

        The components of the revenues and results within the segment are as follows:

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plan	$52,905	$2,330	$102,572	$4,962
Affiliated IPA's	28,890	2,838	57,655	5,556
MSO's and Corporate	8,145	1,633	15,834	3,316
Private Fee-for Service	4,606	288	7,963	296
Eliminations	(36,694)	—	(72,895)	—

Total	$57,852	$7,089	$111,129	$14,130

        Intrasegment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intrasegment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA's from the Health Plan amounting to $28.8 million for the three months ended June 30, 2005 and $57.4 million for the six months ended June 30, 2005 and management fees received by the MSO's from the Health Plan and the IPA's amounting to $7.9 million for the three months ended June 30, 2005 and $15.5 million for the six months ended June 30, 2005.

        Heritage operates a health plan through SelectCare, a provider sponsored organization ("PSO"). SelectCare offers a Medicare Advantage coordinated care plan operating in southeastern Texas, including Beaumont and Houston and receives its premiums primarily from CMS. SelectCare makes capitated risk payments to IPA's or medical groups in the Houston and Beaumont regions, two of which are affiliated IPA's. In addition, SelectCare retains the risk for certain other types of care, primarily out of area emergency and transplants. As of June 30, 2005, SelectCare had approximately 22,180 members enrolled. During the second quarter of 2005, SelectCare had revenues of $52.9 million and reported a medical loss ratio of 82.6%. For the six months ended June 30, 2005, SelectCare had revenues of $102.6 million and reported a medical loss ratio of 82.0%.

        Heritage participates in the profits from the two affiliated IPA's that receive capitated payments from SelectCare. As of June 30, 2005, the affiliated IPA's managed the care for approximately 14,770 SelectCare members. During the second quarter of 2005, the IPA's earned $2.8 million on $28.9 million in revenues received from SelectCare. For the six months ended June 30, 2005, the IPA's earned $5.6 million on $57.7 million in revenues received from SelectCare.

        Heritage owns three MSO's that provide comprehensive management services to SelectCare and its affiliated IPA's as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the three months ended June 30, 2005, these MSO's earned $1.6 million of income on $8.1 million of fees collected. For the six months ended June 30, 2005, these MSO's earned $3.3 million of income on $15.8 million of fees collected.

        As of June 30, 2005, American Progressive had 2,792 members enrolled in its private fee-for-service plans. During the second quarter of 2005, American Progressive collected $4.6 million of premium from CMS and the members, and reported a medical loss ratio of 68.9%. For the six months ended June 30, 2005, American Progressive collected $8.0 million of premium from CMS and the members, and reported a medical loss ratio of 71.5%.

Segment Results—Specialty Health Insurance

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Premiums:
Direct and assumed	$42,398	$42,759	$85,508	$86,545
Ceded	(5,632)	(6,505)	(11,315)	(12,657)

Net premiums	36,766	36,254	74,193	73,888
Net investment income	6,608	6,530	12,997	13,309
Other income	339	75	637	208

Total revenue	43,713	42,859	87,827	87,405

Policyholder benefits	25,150	22,516	50,532	47,411
Change in deferred acquisition costs	(2,158)	(2,269)	(4,127)	(3,771)
Commissions and general expenses, net of allowances	13,923	15,349	29,050	30,762

Total benefits, claims and other deductions	36,915	35,596	75,455	74,402

Segment income	$6,798	$7,263	$12,372	$13,003

  Three months ended June 30, 2005 and 2004

        Our Specialty Health Insurance segment generated segment income of $6.8 million for the second quarter of 2005, down 6% compared to $7.3 million for the second quarter of 2004, primarily as a result of higher claim costs. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency.

The Canadian dollar strengthened relative to the U.S. dollar in 2005. The average conversion rate increased 9%, to C$0.8028 per U.S.$1.00 for the second quarter of 2005, from C$0.7346 per U.S.$1.00 for the second quarter of 2004. This strengthening added approximately $0.3 million of pre-tax income to the Specialty Health segment results compared to the second quarter of 2004. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

        Revenues.    Net premiums for the Specialty Health Insurance segment increased by $0.5 million, or 2%, compared to the second quarter of 2004. Canadian business accounted for approximately 42% of the net premiums of this segment for the second quarter of 2005 and 39% of the net premiums for the second quarter of 2004. The stronger Canadian dollar generated an increase in premiums of approximately $1.3 million, which was offset by a reduction in long term care premium as a result of our decision to discontinue marketing that product, beginning in late 2003.

        Net investment income increased by approximately $0.1 million, or 1%, compared to the second quarter of 2004.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $2.6 million, or 12%, compared to the second quarter of 2004, primarily as a result of higher loss ratios for our long term care and U.S. fixed benefit accident and sickness lines. Overall loss ratios for the segment increased to 68.4% during the second quarter of 2005 compared to 62.1% in the second quarter of 2004.

        The increase in deferred acquisition costs was $0.1 million less in the second quarter of 2005 than the increase in the second quarter of 2004.

        Commissions and general expenses decreased by $1.4 million, or 9%, in the second quarter of 2005 compared to 2004.

  Six months ended June 30, 2005 and 2004

        Our Specialty Health Insurance segment segment income of $12.4 million for the first six months of 2005 declined by 5% compared to $13.0 million for the first six months of 2004, primarily as a result of higher claim costs. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2005. The average conversion rate increased 8%, to C$0.8097 per U.S.$1.00 for the first six months of 2005, from C$0.7474 per U.S.$1.00 for the first six months of 2004. This strengthening added approximately $0.5 million of pre-tax income to the Specialty Health segment results compared to the first six months of 2004. See discussion below under the heading "Quantitative and Qualitative Disclosures about Market Risk" for additional information.

        Revenues.    Net premiums for the Specialty Health Insurance segment increased by $0.3 million, or less than 1%, compared to the first six months of 2004. Canadian business accounted for approximately 43% of the net premiums of this segment for the first six months of 2005 and 39% of the net premiums for the first six months of 2004. The stronger Canadian dollar generated an increase in premiums of approximately $2.4 million, which was offset by a reduction in long term care premium as a result of our decision to discontinue marketing that product, beginning in late 2003.

        Net investment income decreased by approximately $0.3 million, or 2%, compared to the first six months of 2004. The decrease is due primarily to lower yields during the first six months of 2005.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $3.1 million, or 7%, compared to the first six months of 2004, primarily as a result of higher loss ratios for our long term care and U.S. fixed benefit accident and sickness lines. Overall loss ratios for the segment increased to 68.1% during the first six months of 2005 compared to 64.2% in the first six months of 2004.

        The increase in deferred acquisition costs was $0.4 million more in the first six months of 2005 than the increase in the first six months of 2004.

        Commissions and general expenses decreased by $1.7 million, or 6%, in the first six months of 2005 compared to 2004.

Segment Results—Life Insurance and Annuities

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Premiums:
Direct and assumed	$19,074	$14,834	$37,052	$28,370
Ceded	(4,684)	(2,441)	(8,522)	(4,768)

Net premiums	14,390	12,393	28,530	23,602
Net investment income	8,908	8,422	17,598	16,645
Other income	70	54	73	115

Total revenue	23,368	20,869	46,201	40,362

Policyholder benefits	10,093	8,686	19,081	16,253
Interest credited to policyholders	4,630	4,258	9,175	8,478
Change in deferred acquisition costs	(5,047)	(4,719)	(10,146)	(10,854)
Amortization of intangible assets	269	178	529	439
Commissions and general expenses, net of allowances	10,018	9,431	20,117	19,767

Total benefits, claims and other deductions	19,963	17,834	38,756	34,083

Segment income	$3,405	$3,035	$7,445	$6,279

  Three months ended June 30, 2005 and 2004

        Results for our Life Insurance and Annuities segment improved by $0.4 million, or 12%, to $3.4 million compared to the second quarter of 2004, primarily as a result of an increase in business.

        Revenues.    Net premiums for the segment increased by $2.0 million, or 16%, compared to the second quarter of 2004. Approximately $1.4 million of the increase relates to increased sales of our senior life product and $0.8 million relates to the net business produced by the former Guarantee Reserve field force. The balance relates to increased sales of our senior life product and an increase in policy fees on our interest sensitive life and annuity business as a result of the growth in the level of deposits for those products. Ceded premiums increased by approximately $1.4 million as a result of the Guarantee Reserve business. Prior to receiving approval to write the business through the insurance subsidiaries of Universal American during the first quarter of 2004, 50% of the Guarantee Reserve business was assumed from Swiss Re. As we received the regulatory approvals, we wrote the business through our insurance subsidiaries and ceded 50% to Swiss Re.

        Our agents sold $9.6 million of fixed annuities during the second quarter of 2005 and $12.1 million during the second quarter of 2004. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates on policy account balances and a decrease in minimum guaranteed crediting rates on our policies as compared to the crediting rates in 2004.

        Net investment income increased by approximately $0.5 million, or 6%, compared to the second quarter of 2004, as a result of the increase in policyholder account balances as a result of the additional deposits received as noted above, offset by a decline in yields on the portfolio.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $1.4 million, or 16%, compared to the second quarter of 2004, primarily as a result of the increase in business. Interest credited increased by $0.4 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in credited rates. The increase in deferred acquisition costs was approximately $0.3 million more during the second quarter of 2005, as compared to the increase in 2004. This is directly related to the increase in senior life business produced during the quarter. The amortization of intangible assets relates to the present value of the future profits of the life business acquired with Pyramid Life. Commissions and general expenses increased by $0.6 million, or 6%, compared to the second quarter of 2004, primarily as a result of the increase in business.

  Six months ended June 30, 2005 and 2004

        Results for our Life Insurance and Annuities segment improved by $1.2 million, or 19%, to $7.4 million compared to the first six months of 2004, primarily as a result of an increase in business and lower claim costs.

        Revenues.    Net premiums for the segment increased by $4.9 million, or 21%, compared to the first six months of 2004. Approximately $2.8 million of the increase relates increased sales of our senior life product and $1.8 relates to the net business produced by the former Guarantee Reserve field force. Ceded premiums increased by approximately $2.8 million as a result of the Guarantee Reserve business. Prior to receiving approval to write the business through the insurance subsidiaries of Universal American during the first quarter of 2004, 50% of the Guarantee Reserve business was assumed from Swiss Re. As we received the regulatory approvals, we wrote the business through our insurance subsidiaries and ceded 50% to Swiss Re.

        Our agents sold $25.6 million of fixed annuities during the first six months of 2005 and $38.7 million during the first six months of 2004. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates on policy account balances and a decrease in minimum guaranteed crediting rates on our policies as compared to the crediting rates in 2004.

        Net investment income increased by approximately $1.0 million, or 6%, compared to the first six months of 2004, as a result of the increase in policyholder account balances as a result of the additional deposits received as noted above, offset by a decline in yields on the portfolio.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $2.8 million, or 17%, compared to the first six months of 2004. Policyholder benefits increased by approximately $3.3 million as a result of the increase in business, offset by favorable mortality. Interest credited increased by $0.7 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in credited rates. The increase in deferred acquisition costs was approximately $0.7 million less during the first six months of 2005, as compared to the increase in 2004. This is directly related to the decline in annuity business produced during the first six months of 2005 compared to 2004. The amortization of intangible assets relates to the present value of the future profits of the life business acquired with Pyramid Life. Commissions and general expenses increased by $0.4 million, or 2%, compared to the first six months of 2004.

Segment Results—Senior Administrative Services

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(In thousands)
Affiliated Fee Revenue
Medicare supplement	$7,585	$7,079	$15,551	$14,282
Long term care	673	712	1,269	1,405
Life insurance	886	1,048	1,730	2,102
Other	694	790	1,491	1,381

Total Affiliated Revenue	9,838	9,629	20,041	19,170

Unaffiliated Fee Revenue
Medicare supplement	2,124	2,164	4,158	4,506
Long term care	2,077	1,518	4,100	2,921
Non-insurance products	374	379	758	778
Other	290	263	554	550

Total Unaffiliated Revenue	4,865	4,324	9,570	8,755

Total revenue	14,703	13,953	29,611	27,925

Amortization of present value of future profits	120	105	239	209
General expenses	11,542	10,515	22,716	21,229

Total expenses	11,662	10,620	22,955	21,438

Segment income	$3,041	$3,333	$6,656	$6,487

Depreciation, amortization and interest	542	535	1,074	1,070

Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1)	$3,583	$3,868	$7,730	$7,557

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

        Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $1.0 million for the three months ended June 30, 2005, and $1.4 million for the three months ended June 30, 2004 and $2.1 million for the six months ended June 30, 2005, and $2.9 million for the six months ended June 30, 2004. These fees, together with the affiliated revenue, were eliminated in consolidation.

  Three months ended June 30, 2005 and 2004

        Segment income for our Senior Administrative Services segment decreased by $0.3 million, or 9%, to $3.0 million compared to the second quarter of 2004, primarily as a result of the $0.6 million of expenses incurred in this segment relating to our implementation of Part D. Excluding these expenses, income would have been $3.6 million, an increase of 9% from the 2004 amount. EBITDA for this segment also decreased $0.3 million compared to the second quarter of 2004.

        Service fee revenue increased by $0.8 million, or 7%, compared to the second quarter of 2004. Affiliated service fee revenue increased by $0.2 million compared to the second quarter of 2004 as a result of the increase in Medicare supplement/select business in force at our insurance subsidiaries over this period. Unaffiliated service fee revenue increased by approximately $0.6 million compared to the second quarter of 2004, primarily due to an increase in fees for services for long term care products. General expenses for the segment increased by $1.0 million, or 10%, due primarily as a result of the $0.6 million of expenses incurred in this segment relating to our implementation of Part D as well as the increase in business.

  Six months ended June 30, 2005 and 2004

        Segment income for our Senior Administrative Services segment increased by $0.2 million, or 3%, to $6.7 million compared to the first six months of 2004, primarily as a result of growth in premiums managed, offset by the $0.6 million of expenses incurred in this segment relating to our implementation of Part D. Excluding these expenses, income would have been $7.3 million, an increase of 12% from the 2004 amount. EBITDA for this segment also increased $0.2 million compared to the first six months of 2004.

        Service fee revenue increased by $1.7 million, or 6%, compared to the first six months of 2004. Affiliated service fee revenue increased by $0.9 million compared to the first six months of 2004 as a result of the increase in Medicare supplement/select business in force at our insurance subsidiaries over this period. Unaffiliated service fee revenue increased by approximately $0.8 million compared to the first six months of 2004. An increase of $1.2 million, or 40%, for services for long term care products was offset, in part, by a decline in fees for Medicare supplement of $0.3 million. General expenses for the segment increased by $1.5 million, or 7%, due primarily to the increase in business, as well as the Part D implementation costs.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(In thousands)
Interest	$2,670	$1,762	$5,181	$3,285
Amortization of capitalized loan origination fees	227	164	444	287
Stock-based compensation expense	—	23	2	46
Other parent company expenses, net	1,237	825	2,023	1,641

Segment loss	$4,134	$2,774	$7,650	$5,259

  Three months ended June 30, 2005 and 2004

        The loss from our Corporate segment increased by $1.4 million, or 50%, compared to the second quarter of 2004. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the same period of 2004. Our combined outstanding debt was $173.4 million at June 30,, 2005 compared to $178.7 million at June 30, 2004. The weighted average interest rate on our loan payable increased to 5.3% for the second quarter of 2005 from 4.0% for the second quarter of 2004. The weighted average interest rate on our other long term debt also increased to 7.1% for the second quarter of 2005 from 6.3% for the second quarter of 2004. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

  Six months ended June 30, 2005 and 2004

        The loss from our Corporate segment increased by $2.4 million, or 46%, compared to the first six months of 2004. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the same period of 2004. The weighted average interest rate on our loan payable increased to 5.0% for the first six months of 2005 from 4.1% for the first six months of 2004. The weighted average interest rate on our other long term debt also increased to 7.0% for the first six months of 2005 from 6.2% for the first six months of 2004. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

Liquidity and Capital Resources

        Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and health plan and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

        We require cash at our parent company to meet our obligations under our credit facility and our outstanding debenture held by our subsidiary, Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp Life (Canada). The outstanding balance on the debenture was $3.4 million at June 30, 2005. We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

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

        In connection with the acquisition of Heritage on May 28, 2004 (see Note 3—Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the "Amended Credit Agreement"), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of June 30, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points.

Effective July 1, 2005, the interest rate on the term loan is 5.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the "Guarantors") and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

        The Company made regularly scheduled principal payments of $2.6 million and paid $2.5 million in interest in connection with its credit facilities during the six months ended June 30, 2005. During the six months ended June 30, 2004, the Company made regularly scheduled principal payments of $3.1 million and paid $1.0 million in interest in connection with its credit facilities.

        The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005 (remainder of year)	$2,625
2006	5,250
2007	5,250
2008	5,250
2009	80,063

$98,438

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

        Separate subsidiary trusts of the Company (the "Trusts") have issued a combined $75.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of June 30, 2005
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		7.1%
May 2033	15,000	Floating	420		7.5%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%

	$75,000

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

        The Company paid $2.6 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2005 and paid $2.2 million during the six months ended June 30, 2004.

  Lease Obligations

        We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Tennessee, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2005 (remainder of year)	$1,263
2006	2,605
2007	2,588
2008	2,328
2009 and thereafter	9,236

Totals	$18,020

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

  Shelf Registration and Equity Offering

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

        On June 22, 2005, we issued 2.0 million shares of our common stock at a price of $23.61 per share, in connection with a public offering pursuant to the shelf registration. The issuance of these shares generated proceeds to us of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold by Capital Z Financial Services Fund II, L.P. and its affiliates ("Capital Z"), our largest shareholder, under the same shelf registration. On July 20, 2005, the underwriters exercised their over-allotment option and we issued an additional 660,000 shares of our common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of our outstanding common stock.

        Subsequent to the offering noted above, the aggregate offering that remains available on the shelf registration is $77.2 million.

  Obligations of the Parent Company to Affiliates

        In January 2002, our parent company issued an $18.5 million, 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life's Canadian Branch to Penncorp

Life (Canada). The debenture is scheduled to be repaid in full during 2005. As of June 30, 2005, the outstanding balance was $3.4 million. Our parent holding company paid $0.1 million in interest on these debentures during the six months ended June 30, 2005 and $0.3 million during the three months ended June 30, 2004. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

  Sources of Liquidity to the Parent Company

        We have several sources of liquidity to fund the obligations of the parent company and provide the capital required to grow our business. On an operating basis, we have four distinct and uncorrelated sources of cash flow as follows:

  •
  the expected cash flows of our senior administrative services company,

  •
  the expected cash flows of our senior managed care company (acquired in the acquisition of Heritage),

  •
  dividend payments received from Penncorp Life (Canada), and

  •
  surplus note principal and interest payments from American Exchange.

        In addition, we have access to our unutilized $15.0 million revolving credit facility. Finally, we have the ability, from time to time, to access the capital markets for additional capital. There can be no assurance as to our actual future cash flows, to the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets.

        Senior Administrative Services Company.    Liquidity for our senior administrative services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our senior administrative services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the senior administrative services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for our Senior Administrative Services segment was $7.7 million for the six months ended June 30, 2005, and was $7.6 million for the six months ended June 30, 2004.

        Senior Managed Care Company.    Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SelectCare and services provided to the IPA's. Dividend payments by SelectCare to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SelectCare's state of domicile. SelectCare is not able to pay dividends during 2005 without prior approval. We believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $15.4 million for the six months ended June 30, 2005.

        Penncorp Life (Canada) Dividends.    Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. No dividends were paid during the six months ended June 30, 2005. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy benefit reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)'s policy benefit reserves on a U.S. GAAP basis. During the remainder of 2004, Penncorp Life (Canada) paid dividends totaling C$7.2 million (US$5.6 million) relating to net income for 2004. We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during 2005, less $2.5 million.

        Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries may be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange. As of June 30, 2005, the principal amount of the surplus note was $44.2 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $4.3 million during the six months ended June 30, 2005 and $3.5 million during the six months ended June 30, 2004. American Exchange paid interest on the surplus note of $1.0 million during the six months ended June 30, 2005 and $1.3 million during the six months ended June 30, 2004.

        Our parent holding company made capital contributions to American Exchange amounting to $6.6 million during 2005. American Exchange made capital contributions of $2.8 million to Union Bankers, $1.7 million to Constitution and $2.0 million to American Pioneer during the six months ended June 30, 2005.

        Our parent holding company made capital contributions to American Exchange amounting to $3.5 million during the six months ended June 30, 2004. In March 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $7.0 million to Union Bankers and $4.0 million to American Progressive and $1.5 million to American Pioneer during the six months ended June 30, 2004.

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

  Insurance Subsidiaries—Liquidity

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

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2005 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $34.6 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        As of June 30, 2005, our insurance company subsidiaries held cash and cash equivalents totaling $143.4 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion.

        The net yields on our cash and invested assets decreased to 4.8% for the six months ended June 30, 2005, from 5.0% for the six months ended June 30, 2004. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the life insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At June 30, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $138.0 million at June 30, 2005 and $127.9 million at December 31, 2004. Statutory net income for the six months ended June 30, 2005 was $0.3 million, and for the six months ended June 30, 2004 was $3.8 million, which included after-tax net realized gains of $0.1 million.

        SelectCare is also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At June 30, 2005, SelectCare's statutory capital and surplus exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for SelectCare was $14.5 million at June 30, 2005 and $9.6 million at December 31, 2004. Statutory net income for the six months ended June 30, 2005 was $5.0 million and for the six months ended June 30, 2004 was $1.7 million.

        Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)'s net assets based upon Canadian statutory accounting principles were C$63.0 million (US$51.4 million) as of June 30, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Net income based on Canadian generally accepted accounting principles was C$5.6 million (US$4.5 million) for the six months ended June 30, 2005, and C$4.4 million (US$3.3 million) for the six months ended June 30, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio ("MCCSR") in excess of the minimum requirement at June 30, 2005.

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

        As of June 30, 2005, 98.6% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of June 30, 2005. We did not write down the value of any fixed maturity securities during the six months ended June 30, 2005 or 2004.

Effects of Recently Issued and Pending Accounting Pronouncements

        There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of recently issued accounting pronouncements. We do not anticipate any material impact from the future adoption of the pending accounting pronouncements, other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual periods beginning after June 15, 2005. Refer to Consolidated Financial Statements (Unaudited) Note 2—Recent and Pending Accounting Pronouncements.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2005, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $67.1 million and a 200 basis point increase in market interest rates would result in $132.4 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $72.2 million and a 200 basis point decrease in market interest rates would result in a $149.7 million increase.

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

        The sensitivity analysis of interest rate risk assumes scenarios of increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2005, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR:

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2005
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan Payable	5.05%	$100.4	$1.0	$0.5	$(0.5)	$(1.0)
Other long term debt	7.01%	$25.0	0.3	0.1	(0.1)	(0.3)

Total			$1.3	$0.6	$(0.6)	$(1.3)

        As noted above, we have fixed the interest rate on $50 million of our $175 million of total debt outstanding, leaving $125 million of the debt exposed to rising interest rates. As of June 30, 2005 we had approximately $217 million of cash and cash equivalents and $60 million in short duration floating rate investment securities. We anticipate that the net investment income on this $277 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

  Currency Exchange Rate Sensitivity

        Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the six months ended June 30, 2005, approximately 12% of our assets, 8% of our revenues, excluding realized gains, and 14% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the six months ended June 30, 2004, approximately 11% of our assets, 10% of our revenues, excluding realized gains, and 14% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder's equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

        We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

        A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the six months ended June 30, 2005, would have resulted in a decrease in our income before realized gains and taxes of approximately $0.6 million for the six months ended June 30, 2005 and a decrease in our shareholders' equity of approximately $5.2 million at June 30, 2005. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $0.7 million for the six months ended June 30, 2005 and an increase in shareholders' equity of approximately $6.3 million at June 30, 2005. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

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

Change in Internal Control over Financial Reporting

        There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management and counsel believe that after reserves and liability insurance recoveries, none of these will have a material adverse effect on the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs Under the Plans or Programs
April 1, 2005 – April 30, 2005	60	$17.58	60	708,071
May 1, 2005 – May 31, 2005	225	$17.58	225	707,846
June 1, 2005 – June 30, 2005	639	$23.49	639	707,207

Total	924		924

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

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On May 26, 2005, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to elect nine directors to the Board of Directors of the Company, among other things. The directors elected at the Annual Meeting were Richard A. Barasch, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright.

        At the Annual Meeting, the vote on the election of nine directors to hold office until the Company's 2006 annual meeting of stockholders, or until their successors are duly elected and qualified, was as follows:

	Number of Votes
	For	Against
Richard A. Barasch	51,624,324	1,011,397
Bradley E. Cooper	51,793,564	842,157
Mark M. Harmeling	51,198,711	1,437,010
Bertram Harnett	51,572,007	1,063,714
Linda H. Lamel	52,297,865	337,856
Eric W. Leathers	51,863,330	772,391
Patrick J. McLaughlin	52,293,346	342,375
Robert A. Spass	51,642,430	993,291
Robert F. Wright	52,068,544	567,177

        At the Annual Meeting, the vote on a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2005, was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
52,559,191	68,156	10,527	—

Item 5.    Other Information.

        None

Item 6.    Exhibits.

2.1	Agreement and Plan of Merger, dated as of March 9, 2004, among Universal American Financial Corp., HHS Acquisition Corp., Heritage Health Systems, Inc. and Carlyle Venture Partners, L.P., as the stockholder representative, incorporated by reference to Form 8-K dated March 9, 2004.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
Date: August 9, 2005	By:	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer

QuickLinks

UNIVERSAL AMERICAN FINANCIAL CORP. FORM 10-Q
CONTENTS
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
UNIVERSAL AMERICAN FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS
UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
UNIVERSAL AMERICAN FINANCIAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES