Form 10-Q
period 2005-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2005-11-09
CIK 709878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

(914) 934-5200

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2005 was 58,530,873.

UNIVERSAL AMERICAN FINANCIAL CORP.
FORM 10-Q

As used in this Quarterly Report on Form 10-Q, “Universal American,” “the Company,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Quarterly Report on Form 10-Q and certain oral statements made from time to time by representatives of the Company may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company’s ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those other risks detailed in our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

UNIVERSAL AMERICAN FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
ASSETS
Investments (Note 6):
Fixed maturities available for sale, at fair value (amortized cost: 2005, $1,250,400; 2004, $1,109,678)	$1,306,227	$1,170,822
Equity securities, at fair value (cost: 2005, $1,303; 2004, $749)	1,294	755
Policy loans	23,549	24,318
Other invested assets	899	1,187
Total investments	1,331,969	1,197,082
Cash and cash equivalents	230,268	181,257
Accrued investment income	13,081	13,151
Deferred policy acquisition costs	261,746	208,281
Amounts due from reinsurers	230,898	212,501
Due and unpaid premiums	6,888	6,474
Present value of future profits and other amortizing intangible assets	52,713	60,804
Goodwill and other indefinite lived intangible assets (Note 4)	73,000	75,180
Income taxes receivable	2,001	865
Other assets	66,858	61,493
Total assets	$2,269,422	$2,017,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances	$494,155	$478,373
Reserves for future policy benefits	791,069	759,325
Policy and contract claims—life	14,150	10,802
Policy and contract claims—health	104,190	94,526
Loan payable (Note 9)	97,125	101,063
Other long term debt (Note 10)	75,000	75,000
Amounts due to reinsurers	15,878	6,023
Deferred income tax liability	20,259	5,206
Payable for securities purchased	29,057	—
Other liabilities	89,159	67,349
Total liabilities	1,730,042	1,597,667
STOCKHOLDERS’ EQUITY (Note 8)
Common stock (Authorized: 100 million shares, issued: 2005, 58.9 million shares; 2004, 55.3 million shares)	589	553
Additional paid-in capital	241,217	172,525
Accumulated other comprehensive income	41,674	40,983
Retained earnings	256,337	206,329
Less: Treasury stock (2005, 0.1 million shares; 2004, 0.1 million shares)	(437)	(969)
Total stockholders’ equity	539,380	419,421
Total liabilities and stockholders’ equity	$2,269,422	$2,017,088

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Revenues:
Net premiums and policyholder fees earned	$213,224	$178,076
Net investment income	18,351	16,475
Realized gains on investments	982	5,485
Fee and other income	4,371	3,685
Total revenues	236,928	203,721
Benefits, claims and expenses:
Net change in future policy benefits	4,956	2,537
Net claims and other benefits	145,381	119,281
Interest credited to policyholders	5,096	4,737
Net increase in deferred acquisition costs	(15,016)	(16,304)
Amortization of present value of future profits	2,047	1,816
Commissions	38,747	35,413
Commission and expense allowances on reinsurance	(15,307)	(12,952)
Interest expense	2,826	2,234
Other operating costs and expenses	44,149	37,641
Total benefits, claims and expenses	212,879	174,403
Income before taxes	24,049	29,318
Income tax expense	8,761	9,776
Net income	$15,288	$19,542
Earnings per common share:
Basic	$0.26	$0.36
Diluted	$0.25	$0.34

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Revenues:
Net premiums and policyholder fees earned	$620,394	$460,524
Net investment income	52,366	48,636
Realized gains on investments	5,085	9,286
Fee and other income	12,904	10,437
Total revenues	690,749	528,883
Benefits, claims and expenses:
Net change in future policy benefits	15,998	10,400
Net claims and other benefits	424,235	305,670
Interest credited to policyholders	14,271	13,215
Net increase in deferred acquisition costs	(48,272)	(47,527)
Amortization of present value of future profits	4,918	3,687
Commissions	114,613	104,913
Commission and expense allowances on reinsurance	(44,107)	(37,481)
Interest expense	8,007	5,519
Other operating costs and expenses	124,703	100,059
Total benefits, claims and expenses	614,366	458,455
Income before taxes	76,383	70,428
Income tax expense	26,375	23,960
Net income	$50,008	$46,468
Earnings per common share:
Basic	$0.88	$0.85
Diluted	$0.85	$0.82

UNIVERSAL AMERICAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

Nine months ended September 30,	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	(In thousands)
2004
Balance, January 1, 2004	$541	$164,355	$39,774	$142,458	$(1,390)	$345,738
Net income	—	—	—	46,468	—	46,468
Other comprehensive loss (Note 7)	—	—	(1,423)	—	—	(1,423)
Comprehensive income						45,045
Issuance of common stock (Note 8)	10	3,705	—	—	—	3,715
Stock-based compensation	—	415	—	—	—	415
Loans to officers	—	76	—	—	—	76
Treasury shares purchased, at cost (Note 8)	—	—	—	—	(319)	(319)
Treasury shares reissued (Note 8)	—	254	—	—	746	1,000
Balance, September 30, 2004	$551	$168,805	$38,351	$188,926	$(963)	$395,670
2005
Balance, January 1, 2005	$553	$172,525	$40,983	$206,329	$(969)	$419,421
Net income	—	—	—	50,008	—	50,008
Other comprehensive income (Note 7)	—	—	691	—	—	691
Comprehensive income						50,699
Issuance of common stock (Note 8)	36	66,396	—	—	—	66,432
Stock-based compensation	—	1,678	—	—	—	1,678
Loans to officers		20	—	—	—	20
Treasury shares purchased, at cost (Note 8)	—	—	—	—	(45)	(45)
Treasury shares reissued (Note 8)	—	598	—	—	577	1,175
Balance, September 30, 2005	$589	$241,217	$41,674	$256,337	$(437)	$539,380

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$50,008	46,468
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3—Business Combinations):
Deferred income taxes	18,716	18,595
Change in reserves for future policy benefits	22,921	10,005
Change in policy and contract claims	15,684	(4,795)
Change in deferred policy acquisition costs	(48,272)	(47,527)
Amortization of present value of future profits and other intangibles	4,918	3,687
Net accretion of bond discount	(3,307)	(2,612)
Amortization of capitalized loan origination fees	626	507
Change in policy loans	769	693
Change in accrued investment income	70	1,601
Change in reinsurance balances	(10,180)	6,302
Realized gains on investments	(5,085)	(9,286)
Change in income taxes payable	(1,457)	(12,584)
Other, net	28,104	97
Net cash provided by operating activities	73,515	11,151
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	203,736	265,531
Cost of fixed maturities purchased	(329,743)	(247,243)
Purchase of business, net of cash acquired (Note 3)	—	(65,961)
Change in due from / to broker	28,931	(21,666)
Other investing activities	(4,039)	(1,727)
Net cash used by investing activities	(101,115)	(71,066)
Cash flows from financing activities:
Net proceeds from issuance of common stock	63,848	3,790
Cost of treasury stock purchases	(45)	(319)
Change in policyholder account balances	15,783	41,522
Change in reinsurance on policyholder account balances	963	(34)
Issuance of debt	—	66,519
Principal repayment on loan payable	(3,938)	(4,391)
Net cash provided by financing activities	76,611	107,087
Net increase in cash and cash equivalents	49,011	47,172
Cash and cash equivalents at beginning of period	181,257	116,524
Cash and cash equivalents at end of period	$230,268	$163,696
Supplemental cash flow information:
Cash paid during the period for interest	$7,950	$5,449
Cash paid during the period for income taxes	$7,535	$17,207

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                                     BASIS OF PRESENTATION

Basis of Presentation

Universal American Financial Corp. (the “Company” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, our insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life, Pyramid Life and Penncorp Life (Canada) while the independent general agents sell for American Pioneer, American Progressive, Constitution and Union Bankers. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., and in Oklahoma through SelectCare of Oklahoma, Inc., and our Medicare Advantage private fee-for-service plans in nine states. CHCS, the Company’s administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months or nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to prior year’s financial statements to conform to current period classifications.

Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate the accounts of Universal American Financial Corp. (“Universal American”) and its subsidiaries (collectively the “Company”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), American Pioneer Life Insurance Company (“American Pioneer”), American Exchange Life Insurance Company (“American Exchange”), SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), Pennsylvania Life Insurance Company (“Pennsylvania Life”), Peninsular Life Insurance Company (“Peninsular”), Union Bankers Insurance Company (“Union Bankers”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”), Penncorp Life Insurance Company, a Canadian company (“Penncorp Life (Canada)”), The Pyramid Life Insurance Company (“Pyramid Life”), Heritage Health Systems, Inc (“Heritage”) and CHCS Services, Inc. (“CHCS”). Heritage was acquired on May 28, 2004. Operating results for Heritage prior to the date of its acquisition are not included in Universal American’s consolidated results of operations. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

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

Significant Accounting Policies

For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

2.                                                     RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. Detailed information for activity in the Company’s stock plans can be found in Note 9—Stock-Based Compensation, to the consolidated financial statements in the Company’s Annual Report on Form 10-K. As permitted by SFAS 123, the Company measures its stock-based compensation for employees and directors using the intrinsic value approach under APB 25. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company complies with the provisions of SFAS 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS 123. The Company uses a modified Black-Scholes option pricing model to estimate fair value. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Reported net income	$15,288	$19,542	$50,008	$46,468
Add back: Stock-based compensation expense included in reported net income, net of tax	547	271	1,299	333
Less: Stock based compensation expense determined under fair value based method for all awards, net of tax	(942)	(754)	(2,639)	(1,412)
Pro forma net income	$14,893	$19,059	$48,668	$45,389
Net income per share:
Basic, as reported	$0.26	$0.36	$0.88	$0.85
Basic, pro forma	$0.25	$0.35	$0.86	$0.83
Diluted, as reported	$0.25	$0.34	$0.85	$0.82
Diluted, pro forma	$0.25	$0.34	$0.83	$0.80

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

Pending Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $2.6 million for the nine months ended September 30, 2005. There were no operating cash flows recognized for such excess tax deductions for the nine months ended September 30, 2004.

3.                                                     BUSINESS COMBINATIONS

Acquisition of Heritage Health Systems, Inc.

On May 28, 2004, the Company acquired 100% of the outstanding common stock of Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98 million in cash plus transaction costs of $2.0 million. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, L.L.C. (“SelectCare”), a health plan that offers health insurance coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations (“MSO’s”) that manage the business of SelectCare and two affiliated Independent Physician Associations (“IPA’s”). Last, Heritage participates in the net results derived by these IPA’s. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company’s credit facility (See Note 9—Loan Payable) and $33.5 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company’s consolidated financial statements.

As of May 28, 2005, the company finalized the purchase accounting for the acquisition, resulting in an increase in the fair value of net tangible assets of Heritage of $4.8 million as of the date of acquisition to $28.0 million, as a result of the resolution of pre-acquisition contingencies. The excess of the purchase price over the fair value of net tangible assets acquired was $72.0 million, which the Company allocated to identifiable intangible assets. Based on this allocation, approximately $12.2 million was assigned to amortizing intangible assets, including $10.0 million (net of deferred income taxes of $5.4 million), which was assigned to the value of the membership in force and determined to have a weighted average life of 6 years and $2.2 million (net of deferred taxes of $1.2 million), which was assigned to the value of the IPA’s, and determined to have weighted average lives of between 6 and 13 years. Approximately $5.2 million was allocated to non-amortizing intangible assets, including $4.4 million assigned to the value of trademarks and $0.8 million assigned to the value of Heritage’s licenses. Each of these items was determined to have indefinite lives. The balance of $54.3 million was assigned to goodwill.

The consolidated pro forma results of operations, assuming that Heritage was purchased on January 1, 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Total revenue	$236,928	$203,721	$690,749	$586,354
Income before taxes	$24,049	$29,318	$76,383	$75,116
Net income	$15,288	$19,542	$50,008	$49,515
Earnings per common share:
Basic	$0.26	$0.36	$0.88	$0.91
Diluted	$0.25	$0.34	$0.85	$0.88

The pro forma results of operations reflect management’s best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and Heritage to account for the acquisition of Heritage under the purchase method of accounting. In accordance with SFAS No. 141, “Business Combinations”, the total purchase cost was allocated to the assets and liabilities of Heritage based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Management has provided its best estimate of the fair values of assets and liabilities for the purpose of this pro forma information. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American’s future results of operations.

4.                                                     INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense.

	September 30, 2005		December 31, 2004
	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
	(In thousands)
Senior Market Health Insurance:
Present value of future profits (“PVFP”)	$18,472	$5,779	$18,472	$3,628
Distribution Channel	22,055	1,838	22,055	1,287
Life Insurance/Annuity—PVFP	4,127	1,518	4,127	1,308
Senior Managed Care—Medicare Advantage:
PVFP	15,381	3,014	18,554	1,667
Value of IPA’s	3,459	534	3,459	234
Senior Administrative Services
PVFP	7,672	7,189	7,672	7,035
Value of future override fees	1,796	377	1,796	172
Total	$72,962	$20,249	$76,135	$15,331

The following table shows the changes in the present value of future profits and other amortizing intangible assets.

	Three months ended September 30,		Nine months ended September 30
	2005	2004	2005	2004
	(In thousands)
Balance, beginning of period	$54,760	$62,352	$60,804	$44,047
Additions and adjustments	—	2,200	(3,173)	22,376
Amortization, net of interest	(2,047)	(1,816)	(4,918)	(3,687)
Balance, end of period	$52,713	$62,736	$52,713	$62,736

Estimated future net amortization expense (in thousands) is as follows:

2005 (remainder of year)	$2,230
2006	6,440
2007	6,103
2008	5,740
2009	5,360
Thereafter	26,840
$52,713

The carrying amounts of goodwill and intangible assets with indefinite lives are shown below.

	September 30, 2005	December 31, 2004
	(In thousands)
Senior Market Health Insurance	$8,760	$8,760
Senior Managed Care—Medicare Advantage	59,883	62,063
Senior Administrative Services	4,357	4,357
Total	$73,000	$75,180

5.                  EARNINGS PER SHARE

The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

	Three months ended September 30,
	2005			2004
	Income Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount
	(In thousands)
Weighted average common stock outstanding		58,568			54,960
Less: Weighted average treasury shares		(53)			(133)
Basic earnings per share	$15,288	58,515	$0.26	$19,542	54,827	$0.36
Effect of dilutive securities		2,097			1,897
Diluted earnings per share	$15,288	60,612	$0.25	$19,542	56,724	$0.34

	Nine months ended September 30,
	2005			2004
	Income Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount
	(In thousands)
Weighted average common stock outstanding		56,694			54,619
Less: Weighted average treasury shares		(67)			(162)
Basic earnings per share	$50,008	56,627	$0.88	$46,468	54,457	$0.85
Effect of dilutive securities		2,050			1,968
Diluted earnings per share	$50,008	58,677	$0.85	$46,468	56,425	$0.82

6.                  INVESTMENTS

Fixed maturity securities are classified as investments available for sale and are carried at fair value, with the unrealized gain or loss, net of tax and other adjustments (deferred policy acquisition costs), included in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities are as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and
obligations of U.S. government	$139,553	$412	$(991)	$138,974
Corporate debt securities	456,850	16,683	(2,005)	471,528
Foreign debt securities(1)	210,043	39,667	(43)	249,667
Mortgage and asset- backed securities	443,954	4,074	(1,970)	446,058
	$1,250,400	$60,836	$(5,009)	$1,306,227

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and
obligations of U.S. government	$87,552	$718	$(327)	$87,943
Corporate debt securities	486,142	27,467	(1,830)	511,779
Foreign debt securities(1)	209,583	28,797	(33)	238,347
Mortgage and asset- backed securities	326,401	6,879	(527)	332,753
	$1,109,678	$63,861	$(2,717)	$1,170,822

(1)          Primarily Canadian dollar denominated bonds owned by our Canadian insurance subsidiary.

The amortized cost and fair value of fixed maturities by contractual maturity at September 30, 2005 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$53,961	$53,918
Due after 1 year through 5 years	233,394	238,527
Due after 5 years through 10 years	326,056	341,320
Due after 10 years	116,912	130,010
Mortgage - and asset-backed securities	520,077	542,452
	$1,250,400	$1,306,227

The Company did not write down the value of any fixed maturity securities during the nine months ended September 30, 2005 or 2004.

7.                  COMPREHENSIVE INCOME

The components of other comprehensive income and the related tax effects for each component are as follows:

	Three months ended September 30,
	2005			2004
	Gross of Tax	Tax Effect	Net of Tax	Gross of Tax	Tax Effect	Net of Tax
	(In thousands)
Net unrealized gain (loss) arising during the year (net of deferred acquisition cost adjustment)	$(12,754)	$(4,463)	$(8,291)	$31,216	$10,926	$20,290
Less: Reclassification adjustment for gains included in net income	(982)	(344)	(638)	(5,485)	(1,920)	(3,565)
Net unrealized gains (losses)	(13,736)	(4,807)	(8,929)	25,731	9,006	16,725
Cash flow hedge	375	131	244	(594)	(208)	(386)
Currency translation adjustments	2,183	764	1,419	2,360	826	1,534
Other comprehensive income (loss)	$(11,178)	$(3,912)	$(7,266)	$27,497	$9,624	$17,873

	Nine months ended September 30,
	2005			2004
	Gross of Tax	Tax Effect	Net of Tax	Gross of Tax	Tax Effect	Net of Tax
	(In thousands)
Net unrealized gain (loss) arising during the year (net of deferred acquisition cost adjustment)	$3,990	$1,397	$2,593	$5,999	$2,100	$3,899
Less: Reclassification adjustment for gains included in net income	(5,085)	(1,780)	(3,305)	(9,286)	(3,250)	(6,036)
Net unrealized gains (losses)	(1,095)	(383)	(712)	(3,287)	(1,150)	(2,137)
Cash flow hedge	595	208	387	351	123	228
Currency translation adjustments	1,563	547	1,016	747	261	486
Other comprehensive income (loss)	$1,063	$372	$691	$(2,189)	$(766)	$(1,423)

8.                  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at September 30, 2005 or December 31, 2004.

Common Stock

The par value of common stock is $.01 per share with 100 million shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

	Nine months ended September 30,
	2005	2004
Common stock issued, beginning of year	55,326,092	54,111,923
Equity Offering	2,660,000	—
Stock options exercised	811,824	1,001,074
Agent stock award	78,167	—
Stock purchases pursuant to agents’ stock plans	6,951	11,977
Common stock issued, end of period	58,883,034	55,124,974

On June 22, 2005, the Company issued 2.0 million shares of its common stock at a price of $23.61 per share, in connection with a public offering pursuant to a shelf registration. The issuance of these shares generated proceeds to the Company of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold by Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), the Company’s largest shareholder, under the same shelf registration. On July 20, 2005, the underwriters exercised their over-allotment option and the Company issued an additional 660,000 shares of its common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of Universal American’s outstanding common stock.

Treasury Stock

The Board of Directors has approved a plan for the Company to repurchase up to 1.5 million shares of the Company’s common stock in the open market.

	Nine months ended September 30,
	2005			2004
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock, beginning of year	124,941	$969	$7.75	192,863	$1,390	$7.21
Shares repurchased	2,277	45	19.82	30,448	319	10.49
Shares distributed in the form ofemployee bonuses	(74,081)	(577)	15.87	(98,851)	(746)	10.12
Treasury stock, end of period	53,137	$437	$8.22	124,460	$963	$7.74

Through September 30, 2005, the Company had repurchased 793,396 shares at an aggregate cost of $4.5 million. As of September 30, 2005, 706,604 shares remained available for repurchase under the program. Additional repurchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Net unrealized appreciation on investments	$55,845	$61,150
Deferred acquisition cost adjustment	(3,565)	(7,776)
Foreign currency translation gains	10,408	8,845
Fair value of cash flow swap	1,426	832
Deferred tax on the above	(22,440)	(22,068)
Accumulated other comprehensive income	$41,674	$40,983

9.                  LOAN PAYABLE

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004 (see Note 3 - Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of September 30, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective October 1, 2005, the interest rate on the term loan is 6.1%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company made regularly scheduled principal payments of $3.9 million and paid interest of $4.0 million in connection with its credit facilities during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company made regularly scheduled principal payments of $4.4 million and paid interest of $2.0 million in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005 (remainder of year)	$1,312
2006	5,250
2007	5,250
2008	5,250
2009	80,063
$97,125

10.                                              OTHER LONG TERM DEBT

The Company has formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trusts. Separate subsidiary trusts of the Company (the “Trusts”) have issued a combined $75.0 million in thirty-year trust preferred securities that mature in 2032 and 2033.

The Company paid interest of $4.0 million in connection with the Junior Subordinated Debt during the nine months ended September 30, 2005 and paid interest of $3.5 million during the nine months ended September 30, 2004.

11.                                              DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.5 million at September 30, 2005 and $0.8 million at December 31, 2004 and is included in other assets.

12.                                              STATUTORY FINANCIAL DATA

The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the life insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At September 30, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $149.2 million at September 30, 2005 and $127.9 million at December 31, 2004.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At September 30, 2005, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $20.8 million at September 30, 2005 and $9.9 million at December 31, 2004.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$62.9 million (US$54.1 million) as of September 30, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at September 30, 2005.

13.                                              BUSINESS SEGMENT INFORMATION

The Company’s principal business segments are based on product and include:  Senior Market Health Insurance; Senior Managed Care—Medicare Advantage; Specialty Health Insurance; Life Insurance and Annuity; and Senior Administrative Services. The Company also reports the activities of our holding company in a separate corporate segment. Prior to our Annual Report on Form 10-K for the year ended December 31, 2004, the Company reported its segments based on distribution channel. The Company’s former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments:  Senior Market Health Insurance, Life Insurance and Annuity, and Specialty Health Insurance. The Senior Managed Care—Medicare Advantage and Administrative Services segments remain unchanged. Management believes that this new segmentation will provide even greater clarity to the results of the Company. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

Senior Market Health Insurance—This segment consists primarily of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies. This segment will also include the business that we generate through the sale of prescription drug plans by our insurance subsidiaries. See the “Significant Transactions and Initiatives” section of the Management’s Discussion and Analysis included in this Form 10-Q.

Senior Managed Care—Medicare Advantage—The Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in managed care for seniors. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and in Oklahoma, and our Medicare Advantage private fee-for-service plans in nine states. Heritage’s Medicare Advantage plans are sold by our career agency sales force and directly by employee representatives. Our Medicare Advantage private fee-for-service plans are sold by career and independent agents.

Specialty Health Insurance—The Specialty Health Insurance segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States and Canada. This segment also includes certain products that we no longer sell such as long term care and major medical insurance. This segment’s products are distributed primarily by our career agents.

Life Insurance and Annuity—This segment includes all of the life insurance and annuity business sold in the United States. This segment’s products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication and payment, case management, care assessment and referral to health care facilities.

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

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended September 30,
	2005		2004
	Segment Revenue	Segment Income	Segment Revenue	Segment Income
	(In thousands)
Senior Market Health Insurance	$99,830	$5,563	$90,725	$8,277
Senior Managed Care—Medicare Advantage	62,707	7,467	39,533	4,942
Specialty Health Insurance	44,187	6,836	43,400	7,338
Life Insurance and Annuity	24,869	4,304	21,701	3,711
Senior Administrative Services	14,573	2,846	14,075	3,096
Corporate	497	(3,949)	16	(3,531)
Intersegment revenues	(10,779)	—	(10,938)	—
Adjustments to segment amounts:
Net realized gains(1)	982	982	5,485	5,485
Premium revenue adjustment(2)	62	—	(276)	—
Total	$236,928	$24,049	$203,721	$29,318

	Nine months ended September 30,
	2005		2004
	Segment Revenue	Segment Income	Segment Revenue	Segment Income
	(In thousands)
Senior Market Health Insurance	$296,868	$20,841	$268,755	$24,240
Senior Managed Care—Medicare Advantage	173,836	21,597	51,491	5,780
Specialty Health Insurance	132,013	19,208	130,805	20,341
Life Insurance and Annuity	71,071	11,749	62,063	9,990
Senior Administrative Services	44,184	9,502	42,000	9,583
Corporate	606	(11,599)	86	(8,791)
Intersegment revenues	(32,991)	—	(33,048)	—
Adjustments to segment amounts:
Net realized gains(1)	5,085	5,085	9,285	9,285
Premium revenue adjustment(2)	77	—	(2,554)	—
Total	$690,749	$76,383	$528,883	$70,428

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

Identifiable assets by segment are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Senior Market Health Insurance	$424,874	$385,487
Senior Managed Care—Medicare Advantage	181,036	136,349
Specialty Health Insurance	816,960	732,680
Life Insurance and Annuity	755,858	723,343
Senior Administrative Services	21,234	19,401
Corporate	722,683	608,722
Intersegment assets(1)	(653,223)	(588,894)
Total Assets	$2,269,422	$2,017,088

(1)         Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

14.                                              FOREIGN OPERATIONS

A portion of the Company’s operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
United States	$217,368	$181,439	$630,710	$469,356
Canada	18,578	16,797	54,955	50,242
Total	$235,946	$198,236	$685,665	$519,598

Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Assets	$270,165	$233,741
Liabilities	$207,202	$188,125

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents a review of the Company as of September 30, 2005, and its results of operations for the three months and nine months ended September 30, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K.

Overview

Our principal business segments are based on product and include:  Senior Market Health Insurance; Senior Managed Care—Medicare Advantage; Specialty Health Insurance; Life Insurance and Annuity; and Senior Administrative Services. We also report the activities of our holding company in a separate corporate segment. Previously, we reported our segments based on distribution channel. Our former Senior Market Brokerage and Career Agency segments have been replaced with the three new segments: Senior Market Health Insurance, Life Insurance and Annuity, and Specialty Health Insurance. Our Senior Managed Care—Medicare Advantage and Senior Administrative Services segments are unchanged. We believe that this new segmentation will provide even greater clarity to our results. Reclassifications have been made to conform prior year amounts to the current year presentation. See “Note 13—Business Segment Information” in our consolidated financial statements included in this Form 10-Q for a description of our segments.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, intangible assets, valuation of certain investments and deferred income taxes. There have been no changes in our critical accounting policies during the current quarter.

Policy related liabilities

We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability, premium rate increases and extra contractual damage awards. Therefore, the reserves and liabilities we establish are based on extensive estimates, assumptions and prior years’ statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders’ equity.

Deferred policy acquisition costs

The cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  Amortization of deferred acquisition costs for Medicare supplement policies is periodically adjusted for significant changes in benefit structures and differences in assumed premium rates on a prospective basis, consistent with assumptions used in the related reserves for future policy benefits. During 2005, the Company determined that the actual approved rate increases and persistency were higher than assumed levels. The prospective unlocking of these assumptions resulted in a slower amortization of Medicare supplement deferred acquisition costs.

The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or expected gross profits would not be adequate to recover the unamortized costs.

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

On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of September 30, 2005.

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

During the nine months ended September 30, 2005, we released approximately $1.1 million of valuation allowances on tax capital loss as a result of investments gains taken during that period, including the release of $0.1 million during the third quarter. As of September 30, 2005 we have $2.6 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

Senior Market Initiatives

We believe that attractive growth opportunities exist in providing a range of products, particularly individual health insurance, to the growing senior market. At present, more than 41 million Americans are eligible for Medicare. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow faster as the so-called baby boomers begin to turn 65. In addition, many large employers, who traditionally have provided retiree medical coverage, have begun to curtail their offerings. Finally, the passage of the Medicare Modernization Act of 2003 (the “MMA”) expanded the healthcare options available to Medicare beneficiaries through private insurers by, among other things, increasing the reimbursement rates to Medicare managed care plans (“Medicare Advantage”) and making available a subsidized prescription drug insurance benefit pursuant to Part D. Taken together, these conditions present significant opportunities for us to increase the sale of our core products.

Medicare Supplement

In the past ten years, we have become a successful provider of Medicare Supplement coverage as well as other products designed for the senior market. The primary elements of our success have been broad and deep distribution, active risk management and opportunistic acquisitions. We believe that the market for Medicare Supplement products will continue to be vibrant, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

Recently, there has been increased competition from other Medicare Supplement carriers, as well as from Medicare Advantage plans, which has affected our production of Medicare Supplement business. We believe that based on our established distribution force, the markets that we serve (which are primarily non-urban markets) and the development of our Part D initiatives, we will be able to maintain and grow this block of business.

During the third quarter of 2005, we experienced Medicare supplement claim costs that were higher than the third quarter of the prior year, and higher than we had anticipated. Overall loss ratios for the segment increased 190 basis points to 71.7% for the third quarter of 2005 compared to 69.8% for the third quarter of 2004. The third quarter 2005 loss ratios were approximately 290 basis points higher than we had anticipated for the quarter. The increase was primarily as a result of higher-than-anticipated outpatient doctor (Part B) and skilled nursing facility utilization. Historically, we have experienced a trend of loss ratio improvement throughout the year. We believe that this trend may not be as significant in the future. We continue to actively pursue rate increases to offset the trends in claim costs for this line.

We also experienced higher than expected lapsation in our Medicare supplement business, largely caused by the departure of three sales managers in one of our career companies. This required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We believe, but cannot give assurances, that this type of activity will not continue. However, increased competition in this market may result in more lapsation than we have experienced in the past, thus requiring faster amortization of the deferred assets.

Medicare Advantage

As a result of the increased reimbursement rates from the Centers for Medicare and Medicaid Services (“CMS”) to Medicare Advantage plans, which allows them to offer more attractive benefits, including enhanced prescription drug coverage pursuant to Part D, we believe that enrollment in Medicare Advantage programs is likely to increase in the coming years.

During the third quarter of 2005, we expanded our private-fee-for-service (“PFFS”) product offering to seven additional states, for a total of nine states in which we currently offer this product. In January 2006, we will begin to market this product in six more states, bringing the total number of states in which we will be selling PFFS products to fifteen, representing 458 counties with approximately five million Medicare eligible seniors. In addition, we have received approval from CMS to offer an HMO product in three counties in Florida (Brevard, Broward and Dade) in 2006.

Medicare Part D

Part D, which was established by the Medicare Modernization Act of 2003, created a structure in which private insurance companies and Medicare Advantage plans will offer Medicare-sponsored prescription drug insurance plans to Medicare beneficiaries. The federal government will support Part D through a combination of direct subsidies of premium, risk adjustors, stop-loss reinsurance and risk corridors. Further, the federal government will provide additional subsidies to Medicare beneficiaries who also qualify for Medicaid (“dual eligible”) and other low income subsidy (“LIS”) beneficiaries.

In March 2005, we entered into a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a pharmacy benefits manager (“PBM”) that is a wholly owned subsidiary of CVS Corporation (“CVS”). CVS operates over 5,400 retail drug stores under the CVS/pharmacy name. PharmaCare is the fourth largest PBM in the nation, covering more than 30 million lives. The essential elements of the strategic alliance are:

•       Three of our insurance subsidiaries applied to the CMS to become a Prescription Drug Plan sponsor (“PDP”) in 32 of the 34 regions designated by CMS, thereby becoming eligible, upon final approval by CMS, to offer the Medicare-approved plans in those regions.

•       The PDP’s would contract with PharmaCare to provide the full range of PBM services required to operate the PDP’s.

•       A subsidiary of PharmaCare would reinsure approximately half of the risk assumed by our PDP’s.

•       CVS/pharmacy stores would assist in the marketing of our PDP’s on a non-exclusive basis, subject to the rules established by CMS.

In March 2005, three of our insurance subsidiaries applied to become PDP’s in 32 of the 34 CMS regions, and subsequently received conditional approval from CMS to become a sponsor in those regions.

In June 2005, our PDP’s, in consultation with PharmaCare, submitted bids for a wide range of Part D products that we believe will be attractive to a variety of Medicare beneficiaries and will, in our judgment, result in an appropriate financial return to our PDP’s. We submitted bids for the standard product prescribed by CMS, for products that are actuarially equivalent to the standard product and for products with enhanced benefits.

On September 23, 2005, CMS notified us that our bids were accepted in all 32 of the regions in which we bid.

Dual Eligibles

A dual eligible beneficiary will have the right to enroll in a qualifying standard PDP product beginning November 15, 2005. However, dual eligible beneficiaries who do not enroll themselves in a PDP will be automatically assigned on a pro rata basis by CMS to one of the PDP’s who meet applicable pricing regional benchmarks. We expect that most dual eligible beneficiaries will be automatically assigned.

Recently, CMS released its calculation of the national and regional benchmarks for standard plans. The standard bids of our PDP’s are below the benchmark in 26 regions, encompassing approximately 4.5 million dual eligible beneficiaries. Based on the number of other PDP sponsors whose bids are also below the benchmark in these regions, our preliminary estimate is that we will receive 350,000 automatic assignments, less those who choose a different plan. We estimate that our average base premium will be $89.50 per member per month subject to further modification by the risk adjustors. Dual eligible beneficiaries automatically will receive an initial 8% risk adjustment, but the final risk adjustment will vary based upon the health status of each covered beneficiary. The regions in which our bid was not below the benchmark were Regions 11 (Florida), 12 (Alabama and Tennessee), 14 (Ohio), 28 (Arizona), 29 (Nevada) and 21 (California).

Dual eligible beneficiaries can change their PDP each month. As a result, there can be no assurance that the dual eligible beneficiaries who are automatically assigned to us will stay in our PDP’s.

Low Income Subsidy

Medicare beneficiaries who qualify for the low income subsidy (“LIS”) can choose to enroll in the PDP of their choice. In May 2006, those beneficiaries who qualify for this subsidy but do not so enroll will be automatically assigned by CMS to one of the PDP’s whose bids for the standard product fall below the applicable regional benchmark.

We estimate that there are 3.5 million LIS beneficiaries in the regions in which our bids are below the applicable regional benchmark. Since we cannot predict how many LIS beneficiaries will sign up for programs voluntarily, we cannot estimate the number of LIS beneficiaries who may be auto-assigned to our PDP’s.

Marketing

There are more than 30 million Medicare beneficiaries who will not be automatically assigned to PDP’s and are eligible to buy this coverage voluntarily. Enrollment for this population begins November 15, 2005 for a January 1, 2006 effective date. Our efforts to market our products to this population will have several components:

•       Branding:   Our PDP’s are marketed under the trademarked brand name, Prescription PathwaySM .

•       Current Policyholders:   We are focusing on providing information and then selling our products to our existing policyholder base, principally our 300,000 existing Medicare Supplement policyholders.

•       Agency Force:   We are educating and mobilizing our career and independent agents to offer our products in the 32 regions in which our PDP’s are approved. To help educate Medicare beneficiaries about Part D PDP’s, we are offering local seminars hosted by our agents at senior centers and residential facilities.

•       CVS Stores:   We are continuing to work closely with PharmaCare and CVS to create appropriate marketing programs in the CVS stores consistent with CMS marketing requirements, using our agents.

•       Website and Call Center:   We are providing information and enrollment online at our website and over the phone through our call center. Our website also provides formulary and pharmacy searches, to enable prospective members to determine if their prescription drug needs are addressed in our formularies and if their local pharmacy is part of our pharmacy network.

Alliance with Arkansas Blue Cross/Blue Shield

We have entered into an alliance with a PDP sponsored by Arkansas Blue Cross and Blue Shield, the largest health insurer in Arkansas. The company affiliates have more than 2,700 employees and serve approximately one-third of Arkansans, including more than 113,000 Medicare supplement policyholders.

Pursuant to this alliance, CHCS Services, Inc., our senior administrative services company, will provide all administrative services for this PDP’s entrance into the Part D program in the Arkansas region. PharmaCare will provide all PBM services. An insurance company subsidiary of Universal American will provide 33.3% reinsurance to this PDP. The PDP sponsored by Arkansas Blue Cross and Blue Shield has submitted a bid that qualifies for automatic enrollment of dual eligible and LIS beneficiaries.

There are significant risks associated with our participation in the Medicare Part D program. See the “Risk Factor” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reinsurance Arrangement

During the third quarter of 2005, we commenced a new reinsurance arrangement with PharmaCare Captive Re, Ltd. Under the terms of the agreement, we provide an insured drug benefit for the employees of the State of Connecticut. The risk is reinsured to PharmaCare’s reinsurance subsidiary under a 100% quota share contract. We receive an underwriting fee of two percent of premium. Annualized premium in force on this block of business is approximately $260 million. As a result of this arrangement, both direct and ceded premium increased by approximately $65 million for the quarter, with no impact on net premium.

Equity Offering

On June 22, 2005, we issued 2.0 million shares of our common stock at a price of $23.61 per share, in connection with a public offering pursuant to a shelf registration. The issuance of these shares generated proceeds to us of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold under the same shelf registration by Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), our largest shareholder. On July 20, 2005, the underwriters exercised their over-allotment option and we issued an additional 660,000 shares of our common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of our outstanding common stock. See “Shelf Registration and Equity Offering” in the Liquidity section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations—Consolidated Overview

The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Senior Market Health Insurance(1)	$5,563	$8,277	$20,841	$24,240
Senior Managed Care—Medicare Advantage(1)	7,467	4,942	21,597	5,780
Specialty Health Insurance(1)	6,836	7,338	19,208	20,341
Life Insurance and Annuity(1)	4,304	3,711	11,749	9,990
Senior Administrative Services(1)	2,846	3,096	9,502	9,583
Corporate(1)	(3,949)	(3,531)	(11,599)	(8,791)
Realized gains	982	5,485	5,085	9,285
Income before income taxes(1)	24,049	29,318	76,383	70,428
Income taxes, excluding capital gains	8,510	7,856	25,688	20,710
Income taxes on capital gains	251	1,920	687	3,250
Total income taxes	8,761	9,776	26,375	23,960
Net income	$15,288	$19,542	$50,008	$46,468
Per Share Data(Diluted):
Net income	$0.25	$0.34	$0.85	$0.82

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

Three months ended September 30, 2005 and 2004

Net income for the third quarter of 2005 decreased 22% to $15.3 million, or $0.25 per diluted share, compared to $19.5 million, or $0.34 per diluted share in 2004. Net income for the third quarter of 2005 was affected by higher claim costs in our Medicare supplement business, which reduced net income by $1.1 million, or $0.02 per diluted share, compared to the third quarter of 2004, and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits that reduced net income by $1.7 million, or $0.03 per diluted share. Additionally, net income for the third quarter of 2005 was reduced by after-tax expenses of $0.9 million, or $0.01 per diluted share, relating to the implementation of our Part D program. These items are offset, in part, by the growth in our Senior Managed Care business, which added $1.6 million, or $0.03 per diluted share in 2005.

Net income for the third quarter of 2005 includes after-tax realized investment gains of $0.7 million, or $0.01 per diluted share, which reflects the benefit from a $0.1 million release of a tax valuation allowance relating to net capital loss carryforwards. Net income for the third quarter of 2004 includes after-tax realized investment gains of $3.6 million, or $0.06 per diluted share.

Our overall effective tax rate was 36.4% for the third quarter of 2005, and 33.3% for the third quarter of 2004.

Our Senior Market Health Insurance segment generated segment income of $5.6 million during the third quarter of 2005, a decrease of 33% compared to $8.3 million in 2004. Segment income for the third quarter of 2005 was affected by higher claim costs in our Medicare supplement lines and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. Additionally, segment income for the third quarter of 2005 was reduced by expenses of $0.7 million relating to the implementation of our Part D program.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $7.5 million during the third quarter of 2005, an increase of $2.6 million compared to $4.9 million in 2004, primarily as a result of growth in the membership in our Medicare Advantage plans. This segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans, since our acquisition or inception during the second quarter of 2004.

Our Specialty Health Insurance segment generated segment income of $6.8 million for the third quarter of 2005, a decrease of 7% compared to $7.3 million for the third quarter of 2004, primarily as a result of higher claim costs, partially offset by the underwriting fees earned on the new reinsurance arrangement with PharmaCare and the strengthening of the Canadian dollar.

Results for our Life Insurance and Annuity segment improved by $0.6 million, or 16%, to $4.3 million compared to the third quarter of 2004, primarily as a result of an increase in business.

Segment income for our Senior Administrative Services segment decreased by $0.3 million, or 8%, to $2.8 million, compared to the third quarter of 2004, primarily as a result of the $0.7 million of expenses incurred in this segment relating to our implementation of Part D.

The loss from our Corporate segment increased by $0.4 million, or 12%, compared to the third quarter of 2004. The increase was primarily due to higher interest cost as a result of an increase in the weighted average interest rates, as compared to the third quarter of 2004, offset partially by interest income earned on the proceeds from our equity offering in June 2005.

Nine months ended September 30, 2005 and 2004

Net income for the first nine months of 2005 increased 8% to $50.0 million, or $0.85 per diluted share, compared to $46.5 million, or $0.82 per diluted share in 2004. Net income for the third quarter of 2005 was affected by higher claim costs in our Medicare supplement business, which reduced net income by $3.1 million, or $0.05 per diluted share, and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits which reduced net income by $1.7 million, or $0.03 per diluted share. Additionally, net income for the first nine months of 2005 was reduced by after-tax expenses of $1.5 million, or $0.03 per diluted share, relating to the implementation of our Part D program. These items are offset, in part, by the growth in our Senior Managed Care business, which added $10.3 million, or $0.18 per diluted share in 2005.

Net income for the first nine months of 2005 includes realized investment gains, net of tax, of $4.4 million, or $0.08 per diluted share, which reflects the benefit from a $1.1 million release of a tax valuation allowance relating to net capital loss carryforwards. The realized investment gains during 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments. Net income for the first nine months of 2004 includes realized investment gains, net of tax, of $6.0 million, or $0.11 per diluted share.

Our overall effective tax rate was 34.5% for the first nine months of 2005, reflecting the release of the valuation allowance noted above, and 34.0% for the first nine months of 2004.

Our Senior Market Health Insurance segment generated segment income of $20.8 million during the first nine months of 2005, a 14% decline compared to $24.2 million in 2004. Segment income for the first nine months of 2005 was affected by higher claim costs in our Medicare supplement lines and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. Additionally, segment income for the nine months ended September 30, 2005 was reduced by expenses of $1.1 million relating to the implementation of our Part D program.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $21.6 million during the first nine months of 2005, an increase of $15.8 million, compared to $5.8 million in 2004, primarily due to the inclusion of the results of Heritage for nine months in 2005 compared to only four months in 2004 and the continued growth in membership in our Medicare Advantage plans. This segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans, since our acquisition or inception during the second quarter of 2004.

Our Specialty Health Insurance segment income of $19.2 million for the first nine months of 2005 declined by 6% compared to $20.3 million for the first nine months of 2004, primarily as a result of higher claim costs, partially offset by the underwriting fees earned on the new reinsurance arrangement with PharmaCare and the strengthening of the Canadian dollar.

Results for our Life Insurance and Annuity segment improved by $1.8 million, or 18%, to $11.7 million compared to the first nine months of 2004, primarily as a result of an increase in business and lower claim costs.

Segment income for our Senior Administrative Services segment decreased by $0.1 million, or 1%, to $9.5 million compared to the first nine months of 2004, primarily as a result of $1.2 million of expenses incurred in this segment relating to our implementation of Part D offset by growth in premiums managed.

The loss from our Corporate segment increased by $2.8 million, or 32%, compared to the first nine months of 2004. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the first nine months of 2004.

Segment Results—Senior Market Health Insurance

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Premiums:
Direct and assumed	$142,952	$141,609	$432,540	$428,155
Ceded	(44,292)	(52,038)	(139,357)	(163,279)
Net premiums	98,660	89,571	293,183	264,876
Net investment income	1,145	1,105	3,507	3,183
Other income	25	49	178	696
Total revenue	99,830	90,725	296,868	268,755
Policyholder benefits	70,752	62,490	211,913	186,683
Change in deferred acquisition costs	(7,919)	(8,245)	(26,902)	(24,843)
Amortization of intangible assets	1,262	534	2,694	1,483
Commissions and general expenses, net of allowances	30,172	27,669	88,322	81,192
Total benefits, claims and other deductions	94,267	82,448	276,027	244,515
Segment income	$5,563	$8,277	$20,841	$24,240

Three months ended September 30, 2005 and 2004

Our Senior Market Health Insurance segment generated income of $5.6 million during the third quarter of 2005, a decrease of 33% compared to $8.3 million in 2004. Segment income for the third quarter of 2005 was affected by higher claim costs in our Medicare supplement lines and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. Additionally, segment income for the third quarter of 2005 was reduced by expenses of $0.7 million relating to the implementation of our Part D program.

Revenues.   Net premiums for the Senior Market Health Insurance segment increased by $9.1 million, or 10%, compared to the third quarter of 2004, due to increased retention of our Medicare supplement business, rate increases and new sales.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $8.3 million, or 13%, compared to the third quarter of 2004. Higher net premiums added approximately $6.5 million to policyholder benefits and the increase in loss ratios added $1.7 million. Overall loss ratios for the segment increased 190 basis points to 71.7% for the third quarter of 2005 compared to 69.8% for the third quarter of 2004, primarily as a result of higher-than-anticipated outpatient doctor (Part B) and skilled nursing facility incidence.

The increase in deferred acquisition costs was $0.3 million less for the third quarter of 2005, compared to the increase in the third quarter of 2004. During the quarter, three sales managers from Pyramid Life, one of our career companies left our company and re-wrote a significant part of their business with other carriers. We also noted a modest increase in the lapsation of our Florida Medicare Select business. The excess lapsation of our Medicare supplement in force business related to the departure of these sales managers resulted in the acceleration of approximately $2.1 million in the amortization of deferred acquisition costs. Excluding the effect of the excess lapsation, the increase in deferred acquisition costs was $1.8 million more for the third quarter of 2005, compared to the third quarter of 2004, primarily as a result of higher retained premium and the effect of prospective unlocking resulting from higher than anticipated rate increases and better than anticipated persistency (excluding the lapses incurred from the departure of the sales managers discussed above).

The amortization of intangibles relates to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.7 million compared to the third quarter of 2004, primarily due to the excess lapsation of in force business from the departure of the sales managers, as noted above.

Commissions and general expenses increased by $2.5 million, or 9%, compared to the third quarter of 2004. The following table details the components of commission and other operating expenses:

	Three months ended September 30,
	2005	2004
	(In thousands)
Commissions	$20,531	$20,543
Other operating costs	18,897	18,259
Reinsurance allowances	(9,256)	(11,133)
Commissions and general expenses, net of allowances	$30,172	$27,669

The ratio of commissions to gross premiums decreased to 14.4% for the third quarter of 2005, from 14.5% for the third quarter of 2004. Other operating costs as a percentage of gross premiums increased to 13.2% for the third quarter of 2005, compared to 12.9% for the third quarter of 2004, primarily due to the $0.7 million of expenses incurred in this segment relating to our implementation of Part D. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to

20.9% for the third quarter of 2005 from 21.4% for the third quarter of 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Nine months ended September 30, 2005 and 2004

Our Senior Market Health Insurance segment generated segment income of $20.8 million during the first nine months of 2005, a 14% decline compared to $24.2 million in 2004. Segment income for the first nine months of 2005 was affected by higher claim costs in our Medicare supplement lines and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. Additionally, segment income for the nine months ended September 30, 2005 was reduced by expenses of $1.1 million relating to the implementation of our Part D program.

Revenues.   Net premiums for the Senior Market Health Insurance segment increased by $28.3 million, or 11%, compared to the first nine months of 2004, due to increased retention of our Medicare supplement business, rate increases and new sales.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $25.2 million, or 14%, compared to the first nine months of 2004. Higher net premiums added approximately $20.5 million to policyholder benefits and the increase in loss ratios added $4.8 million. Overall loss ratios for the segment increased 180 basis points to 72.3% for the first nine months of 2005 compared to 70.5% for the first nine months of 2004, primarily as a result of higher-than-anticipated outpatient doctor (Part B) and skilled nursing facility incidence.

The increase in deferred acquisition costs was $2.1 million more for the first nine months of 2005, compared to the increase in the first nine months of 2004. The excess lapsation of our Medicare supplement in force business related to the departure of three sales managers in the third quarter of 2005 and the increase in the lapsation of our Florida Medicare Select business resulted in the acceleration of approximately $2.1 million in the amortization of deferred acquisition costs. Excluding the effect of the excess lapsation, the increase in deferred acquisition costs was $4.2 million more for the third quarter of 2005, compared to the third quarter of 2004, primarily as a result of higher retained premium and the effect of prospective unlocking resulting from higher than anticipated rate increases and better than anticipated persistency (excluding the lapses incurred from the departure of the sales managers discussed above). As a percentage of premium, the increase in deferred acquisition costs, excluding the effect of the excess lapsation, was 9.9% for the first nine months of 2005 compared to 9.4% for the first nine months of 2004.

The amortization of intangibles relates to intangibles recorded from the acquisition of Pyramid Life, and increased by $1.2 million compared to the first nine months of 2004, due to the excess lapsation of in force business noted above.

Commissions and general expenses increased by $7.1 million, or 9%, compared to the first nine months of 2004. The following table details the components of commission and other operating expenses:

	Nine months ended September 30,
	2005	2004
	(In thousands)
Commissions	$61,966	$63,130
Other operating costs	55,266	54,265
Reinsurance allowances	(28,910)	(36,203)
Commissions and general expenses, net of allowances	$88,322	$81,192

The ratio of commissions to gross premiums decreased to 14.3% for the first nine months of 2005, from 14.7% for the first nine months of 2004, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium. Other operating costs as a percentage of gross premiums were 12.8% for the first nine months of 2005, consistent with the first nine months of 2004. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 20.7% for the first nine months of 2005 from 22.2% for the first nine months of 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004(2)
	(In thousands)
Net premiums	$61,967	$39,323	$171,897	$51,260
Net investment and other income	740	210	1,939	231
Total revenue	62,707	39,533	173,836	51,491
Medical expenses	44,564	27,672	123,579	36,314
Amortization of intangible assets	644	920	1,647	1,186
Commissions and general expenses	10,032	5,999	27,013	8,211
Total benefits, claims and other deductions	55,240	34,591	152,239	45,711
Segment income	$7,467	$4,942	$21,597	$5,780
Depreciation, amortization and interest	800	1,039	2,093	1,345
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$8,267	$5,981	$23,690	$7,125

(1)          In addition to segment income, we also evaluate the results of our Medicare Advantage segment based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company’s ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

(2)          Includes results for the four months since acquisition or inception

Our Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans and special needs plan. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries in Houston and Beaumont, Texas, under a contract with CMS. Next, Heritage operates three separate Management Service Organizations (“MSO’s”) that manage the business of SelectCare and two affiliated Independent Physician Associations (“IPA’s”). Lastly, Heritage participates in the profits derived from these IPA’s.

Starting in June 2004, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee-for-service (“PFFS”) product, a Medicare Advantage program that allows its members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, we receive modest premium payments from the members. Beginning September 1, 2005, we have expanded our PFFS product offering to Medicare eligibles in 258 counties in seven new states. As part of this expansion Pyramid Life, an insurance subsidiary of Universal American, began enrolling members in its PFFS product. We have been approved to expand the PFFS product to an additional 152 counties in six states on January 1, 2006.

In August 2005, SelectCare of Oklahoma, a wholly owned subsidiary of Heritage, began enrolling members in its Special Needs Plan (“SNP”), a Medicare Advantage program that provides health care management services to Medicare eligible seniors in nursing home facilities in ten counties in Oklahoma.

The components of the revenues and results within the segment are as follows:

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plan	$56,560	$2,552	$159,135	$7,416
Affiliated IPA’s	30,335	3,526	87,990	9,083
MSO’s and Corporate	8,630	1,317	24,461	4,730
Private Fee-for Service	5,852	72	13,815	368
Eliminations	(38,670)	—	(111,565)	—
Total	$62,707	$7,467	$173,836	$21,597

Intrasegment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intrasegment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from the Health Plan amounting to $30.2 million for the three months ended September 30, 2005 and $87.6 million for the nine months ended September 30, 2005 and management fees received by the MSO’s from the Health Plan and the IPA’s amounting to $8.5 million for the three months ended September 30, 2005 and $23.9 million for the nine months ended September 30, 2005.

Heritage operates a health plan through SelectCare, a provider sponsored organization (“PSO”). SelectCare offers a Medicare Advantage coordinated care plan operating in southeastern Texas, including Beaumont and Houston, and receives its premiums primarily from CMS. SelectCare makes capitated risk payments to IPA’s or other medical groups in the Houston and Beaumont regions, two of which are affiliated IPA’s. In addition, SelectCare retains the risk for certain other types of care, primarily out of area emergency and transplants. As of September 30, 2005, SelectCare had 23,270 members enrolled. As of September 30, 2005, SelectCare of Oklahoma had 86 members enrolled in its SNP. During the third quarter of 2005, the health plans had revenues of $56.6 million and reported a medical loss ratio of 82.2%. For the nine months ended September 30, 2005, the health plans had revenues of $159.1 million and reported a medical loss ratio of 82.1%.

Heritage participates in the profits from the two affiliated IPA’s that receive capitated payments from SelectCare. As of September 30, 2005, the affiliated IPA’s managed the care for approximately 15,133 SelectCare members. During the third quarter of 2005, the IPA’s earned $3.5 million on $30.3 million in revenues received from SelectCare. For the nine months ended September 30, 2005, the IPA’s earned $9.1 million on $88.0 million in revenues received from SelectCare.

Heritage owns three MSO’s that provide comprehensive management services to SelectCare and its affiliated IPA’s as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the three months ended September 30, 2005, these MSO’s earned $1.3 million of income on $8.6 million of fees collected. For the nine months ended September 30, 2005, these MSO’s earned $4.7 million of income on $24.5 million of fees collected.

As of September 30, 2005, American Progressive and Pyramid Life had 3,739 members enrolled in their PFFS plans. During the third quarter of 2005, American Progressive and Pyramid Life collected $5.9 million of premium from CMS and the members, and reported a medical loss ratio of 75.5%. For the nine months ended September 30, 2005, American Progressive and Pyramid Life collected $13.8 million of premium from CMS and the members, and reported a medical loss ratio of 73.2%.

   Three months ended September 30, 2005 and 2004

Results for the Senior Managed Care segment for the third quarter of 2005 are comparable for the first time to results for a full quarter for the prior year.

Revenues.   Net premiums for the Senior Managed Care segment increased by $22.6 million, or 58%, compared to the third quarter of 2004, due to increased membership, as noted above. Net investment income increased by $0.6 million, as a result of a program to invest excess cash in longer term securities.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $16.9 million, or 61%, compared to the third quarter of 2004, due primarily to the growth in business. Overall loss ratios for the segment increased by 150 basis points to 71.9% for the third quarter of 2005 from 70.4% for the third quarter of 2004. Commissions and general expenses increased by $4.0 million, or 67%, compared to the third quarter of 2004, due primarily to the growth in business.

Segment Results—Specialty Health Insurance

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Premiums:
Direct and assumed	$107,258	$42,364	$192,765	$128,910
Ceded	(70,397)	(5,917)	(81,712)	(18,574)
Net premiums	36,861	36,447	111,053	110,336
Net investment income	6,980	6,670	19,977	19,979
Other income	346	283	983	490
Total revenue	44,187	43,400	132,013	130,805
Policyholder benefits	26,463	23,330	76,995	70,741
Change in deferred acquisition costs	(3,399)	(2,013)	(7,526)	(5,784)
Commissions and general expenses, net of allowances	14,287	14,745	43,336	45,507
Total benefits, claims and other deductions	37,351	36,062	112,805	110,464
Segment income	$6,836	$7,338	$19,208	$20,341

   Three months ended September 30, 2005 and 2004

Our Specialty Health Insurance segment generated segment income of $6.8 million for the third quarter of 2005, a decrease of 7% compared to $7.3 million for the third quarter of 2004, primarily as a result of higher claim costs, partially offset by the underwriting fees earned on the new reinsurance arrangement with PharmaCare and the strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2005. The average conversion rate increased 9%, to C$0.8397 per U.S.$1.00 for the third quarter of 2005, from C$0.7685 per U.S.$1.00 for the third quarter of 2004. This strengthening added approximately $0.4 million of pre-tax income to the Specialty Health segment results compared to the third quarter of 2004. See discussion below under the heading “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $65.0 million in connection with the PharmaCare reinsurance agreement discussed above. Net premiums increased by $0.4 million, or 1%, compared to the third quarter of 2004. Canadian business accounted for approximately 43% of the net premiums of this segment for the third quarter of 2005 and 40% of the net premiums for the third quarter of 2004. The stronger Canadian dollar and increased sales in Canada generated an increase in premiums of approximately $1.5 million, which was offset by reductions of $0.6 million in our U.S. fixed benefit accident and sickness line and $0.4 million in our major medical and other lines.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $3.1 million, or 13%, compared to the third quarter of 2004, primarily as a result of higher loss ratios for our long term care lines, our Canadian business and our U.S. fixed benefit accident and sickness line. Overall loss ratios for the segment increased to 71.8% during the third quarter of 2005 compared to 64.0% in the third quarter of 2004.

The increase in deferred acquisition costs was $1.4 million more in the third quarter of 2005 than the increase in the third quarter of 2004, primarily as a result of an increase in acquisition costs in our Canadian subsidiary, including production bonuses to Canadian agents, where new business sales are higher by 7%. The increase also was impacted as a result of the higher foreign exchange rate for the quarter.

Commissions and general expenses decreased by $0.5 million, or 3%, in the third quarter of 2005 compared to 2004. Reinsurance allowances increased by $1.3 million due to the underwriting fees earned on the new reinsurance arrangement with PharmaCare that was offset, in part, by increases in commissions and other acquisition costs.

   Nine months ended September 30, 2005 and 2004

Our Specialty Health Insurance segment income of $19.2 million for the first nine months of 2005 declined by 6% compared to $20.3 million for the first nine months of 2004, primarily as a result of higher claim costs, partially offset by the underwriting fees earned on the new reinsurance arrangement with PharmaCare and the strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2005. The average conversion rate increased 8%, to C$0.8171 per U.S.$1.00 for the first nine months of 2005, from C$0.7531 per U.S.$1.00 for the first nine months of 2004. This strengthening added approximately $0.9 million of pre-tax income to the Specialty Health segment results compared to the first nine months of 2004. See discussion below under the heading “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $65.0 million in connection with the PharmaCare reinsurance agreement discussed above. Net premiums increased by $0.7 million, or less than 1%, compared to the first nine months of 2004. Canadian business accounted for approximately 43% of the net premiums of this segment for the first nine months of 2005 and 39% of the net premiums for the first nine months of 2004. The stronger Canadian dollar and increased sales in Canada generated an increase in premiums of approximately $4.5 million, which was offset by reductions of $1.9 million in our U.S. fixed benefit accident and sickness line, $0.7 million in our major medical and other lines and $0.5 million in our long term care line.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $6.3 million, or 9%, compared to the first nine months of 2004, primarily as a result of higher loss ratios for our U.S. fixed benefit accident and sickness line, our Canadian business and our long term care line. Overall loss ratios for the segment increased to 69.3% during the first nine months of 2005 compared to 64.1% in the first nine months of 2004.

The increase in deferred acquisition costs was $1.7 million more in the first nine months of 2005 than the increase in the first nine months of 2004, primarily as a result of an increase in acquisition costs, including bonuses to Canadian agents, where new business production is higher by 6%, the effect of which was even greater, as a result of the higher exchange rate for the first nine months of 2005.

Commissions and general expenses decreased by $2.2 million, or 5%, in the first nine months of 2005 compared to 2004, primarily as a result of an increase in reinsurance allowances of $1.3 million due to the underwriting fees earned on the new reinsurance arrangement with PharmaCare, as well as a reduction in commissions for long term care, as a result of our decision to discontinue marketing that product.

Segment Results—Life Insurance and Annuity

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Premiums:
Direct and assumed	$20,111	$16,292	$57,164	$44,661
Ceded	(4,459)	(3,277)	(12,982)	(8,044)
Net premiums	15,652	13,015	44,182	36,617
Net investment income	9,183	8,639	26,780	25,283
Other income	34	47	109	163
Total revenue	24,869	21,701	71,071	62,063
Policyholder benefits	8,476	8,914	27,557	25,167
Interest credited to policyholders	5,096	4,737	14,271	13,215
Change in deferred acquisition costs	(3,698)	(6,045)	(13,844)	(16,899)
Amortization of intangible assets	18	254	210	693
Commissions and general expenses, net of allowances	10,673	10,130	31,128	29,897
Total benefits, claims and other deductions	20,565	17,990	59,322	52,073
Segment income	$4,304	$3,711	$11,749	$9,990

   Three months ended September, 30, 2005 and 2004

Results for our Life Insurance and Annuity segment improved by $0.6 million, or 16%, to $4.3 million compared to the third quarter of 2004, primarily as a result of an increase in business.

Revenues.   Net premiums for the segment increased by $2.6 million, or 20%, compared to the third quarter of 2004. Approximately $1.9 million of the increase relates to the growth in premiums for our senior life product. The balance relates to an increase in policy fees on our interest sensitive life and annuity business as a result of the growth in the level of deposits maintained for those products. Ceded premiums increased by approximately $1.2 million, primarily as a result of the increase in our senior life premiums.

Our agents sold $9.3 million of fixed annuities during the third quarter of 2005 and $15.3 million during the third quarter of 2004. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $0.5 million, or 6%, compared to the third quarter of 2004, as a result of the increase in policyholder account balances as a result of the additional deposits received as noted above, offset by a decline in yields on the portfolio.

Benefits, Claims and Expenses.   Policyholder benefits incurred decreased by $0.4 million, or 5%, compared to the third quarter of 2004. Policyholder benefits declined by approximately $1.9 million as a result of favorable mortality, including a larger amount of reinsurance during the quarter to offset claims, as compared to the third quarter of 2004. The favorable mortality was offset by $1.4 million due to the increase in business and related reserves. Interest credited increased by $0.4 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in our overall average credited rates. The increase in deferred acquisition costs was approximately $2.3 million less during the third quarter of 2005, as compared to the increase in 2004. This was primarily due to lower production of new senior life insurance and annuity business during the quarter, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization due to the growth in business. Commissions and general expenses increased by $0.5 million, or 5%, compared to the third quarter of 2004, primarily as a result of the overall increase in business in force.

   Nine months ended September, 30, 2005 and 2004

Results for our Life Insurance and Annuity segment improved by $1.8 million, or 18%, to $11.7 million compared to the first nine months of 2004, primarily as a result of an increase in business and lower claim costs.

Revenues.   Net premiums for the segment increased by $7.6 million, or 21%, compared to the first nine months of 2004. Approximately $6.9 million of the increase relates to the growth in premiums for our senior life product. Ceded premiums increased by approximately $4.9 million, primarily as a result of the increase in our senior life premiums.

Our agents sold $35.0 million of fixed annuities during the first nine months of 2005 and $54.0 million during the first nine months of 2004. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $1.5 million, or 6%, compared to the first nine months of 2004, as a result of the increase in policyholder account balances as a result of the additional deposits received as noted above, offset by a decline in yields on the portfolio.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $2.4 million, or 10%, compared to the first nine months of 2004. The increase in business and related reserves added approximately $4.7 million to policyholder benefits during the first nine months of 2005, however this was offset by $2.3 million as a result of favorable mortality, including a larger amount of reinsurance to offset claims, as compared to the first nine months of 2004. Interest credited increased by $1.0 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in our overall credited rates. The increase in deferred acquisition costs was $3.1 million less during the first nine months of 2005, as compared to the increase in 2004. This was primarily due to lower production of new senior life insurance and annuity business during the first nine months of 2005, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization due to the growth in business. Commissions and general expenses increased by $1.2 million, or 4%, compared to the first nine months of 2004, due to the growth in business.

Segment Results—Senior Administrative Services

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Affiliated Fee Revenue
Medicare supplement	$7,484	$7,286	$23,035	$21,567
Long term care	687	658	1,957	2,063
Life insurance	760	910	2,489	3,012
Other	825	774	2,316	2,156
Total Affiliated Revenue	9,756	9,628	29,797	28,798
Unaffiliated Fee Revenue
Medicare supplement	1,938	1,943	6,096	6,449
Long term care	2,082	1,699	6,182	4,620
Non-insurance products	363	372	1,121	1,150
Other	434	433	988	983
Total Unaffiliated Revenue	4,817	4,447	14,387	13,202
Total revenue	14,573	14,075	44,184	42,000
Amortization of present value of future profits	119	104	358	313
General expenses	11,608	10,875	34,324	32,104
Total expenses	11,727	10,979	34,682	32,417
Segment income	$2,846	$3,096	$9,502	$9,583
Depreciation, amortization and interest	544	535	1,618	1,605
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$3,390	$3,631	$11,120	$11,188

(1)          In addition to segment income, we also evaluate the results of our Senior Administrative Services segment based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. It is also a measure that is included in the fixed charge ratio required by the covenants for our outstanding bank debt. Accordingly, these groups use EBITDA, along with other measures, to estimate the value of a company and evaluate the Company’s ability to meet its debt service requirements. While we consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to segment income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles).

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $1.0 million for the three months ended September 30, 2005, and $1.3 million for the three months ended September 30, 2004 and $3.1 million for the nine months ended September 30, 2005, and $4.2 million for the nine months ended September 30, 2004. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended September 30, 2005 and 2004

Segment income for our Senior Administrative Services segment decreased by $0.3 million, or 8%, to $2.8 million, compared to the third quarter of 2004, primarily as a result of the $0.7 million of expenses incurred in this segment relating to our implementation of Part D.

Service fee revenue increased by $0.5 million, or 4%, compared to the third quarter of 2004. Affiliated service fee revenue increased by $0.1 million compared to the third quarter of 2004 as a result of the increase in Medicare supplement business in force at our insurance subsidiaries offset, in part by a decline in revenues for administration of affiliated life insurance business. Unaffiliated service fee revenue increased by $0.4 million compared to the third quarter of 2004, primarily due to an increase in fees for services for long term care products. General expenses for the segment increased by $0.7 million, or 7%, due primarily as a result of the expenses incurred in this segment relating to our implementation of Part D.

Nine months ended September 30, 2005 and 2004

Segment income for our Senior Administrative Services segment decreased by $0.1 million, or 1%, to $9.5 million compared to the first nine months of 2004, primarily as a result of growth in premiums managed, offset by the $1.2 million of expenses incurred in this segment relating to our implementation of Part D.

Service fee revenue increased by $2.2 million, or 5%, compared to the first nine months of 2004. Affiliated service fee revenue increased by $1.0 million compared to the first nine months of 2004 as a result of the increase in Medicare supplement business in force at our insurance subsidiaries offset, in part by a decline in revenues for administration of affiliated life insurance business. Unaffiliated service fee revenue increased by $1.2 million compared to the first nine months of 2004. An increase of $1.6 million, or 34%, for services for long term care products was offset, in part, by a decline in fees for Medicare supplement of $0.4 million. General expenses for the segment increased by $2.3 million, or 7%, due to the Part D implementation costs, as well as an increase in business.

Segment Results—Corporate

The following table presents the primary components comprising the loss from the segment:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Interest	$2,826	$2,234	$8,007	$5,519
Amortization of capitalized loan origination fees	230	220	674	507
Stock-based compensation expense	—	23	2	69
Other parent company expenses, net	893	1,054	2,916	2,696
Segment loss	$3,949	$3,531	$11,599	$8,791

Three months ended September 30, 2005 and 2004

The loss from our Corporate segment increased by $0.4 million, or 12%, compared to the third quarter of 2004. The increase was due to higher interest cost as a result of an increase in the weighted average interest rates, as compared to the same period of 2004, offset partially by interest income earned on the proceeds from our equity offering in June 2005. Our combined outstanding debt was $172.1 million at September 30, 2005 compared to $177.4 million at September 30, 2004. The weighted average interest rate on our loan payable increased to 5.8% for the third quarter of 2005 from 3.8% for the third quarter of 2004. The weighted average interest rate on our other long term debt also increased to 7.4% for the third quarter of 2005 from 6.6% for the third quarter of 2004. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

Nine months ended September 30, 2005 and 2004

The loss from our Corporate segment increased by $2.8 million, or 32%, compared to the first nine months of 2004. The increase was due primarily to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to the same period of 2004, offset partially by interest income earned on the proceeds from our equity offering in June 2005. The weighted average interest rate on our loan payable increased to 5.3% for the first nine months of 2005 from 3.9% for the first nine months of 2004. The weighted average interest rate on our other long term debt also increased to 7.3% for the first nine months of 2005 from 7.1% for the first nine months of 2004. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

Liquidity and Capital Resources

Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and health plans and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

We require cash at our parent company to meet our obligations under our credit facility and our outstanding debenture held by our subsidiary, Pennsylvania Life. In January 2002, our parent company issued a debenture to Pennsylvania Life in conjunction with the transfer of the business of Pennsylvania Life’s Canadian Branch to Penncorp Life (Canada). The outstanding balance on the debenture was $0.9 million at September 30, 2005. We anticipate funding the repayment of the debenture from dividends of Penncorp Life (Canada). We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

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

Contractual Obligations and Commercial Commitments

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004 (see Note 3—Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility has been drawn as of September 30, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective October 1, 2005, the interest rate on the term loan is 6.1%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by WorldNet Services Corp., CHCS Services Inc., CHCS Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the “Guarantors”) and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, WorldNet Services Corp., CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

The Company made regularly scheduled principal payments of $3.9 million and paid interest of $4.0 million in connection with its credit facilities during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company made regularly scheduled principal payments of $4.4 million and paid interest of $2.0 million in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2005 (remainder of year)	$1,312
2006	5,250
2007	5,250
2008	5,250
2009	80,063
$97,125

Other Long Term Debt

The Company has formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the “Junior Subordinated Debt”) and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trusts.

Separate subsidiary trusts of the Company (the “Trusts”) have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of September 30, 2005
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		7.6%
May 2033	15,000	Floating	420		8.1%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
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

The Trusts have the right to call the Capital Securities at par after five years from the date of issuance (which ranged from December 2002 to October 2003). The proceeds from the sale of the Capital Securities, together with proceeds from the sale by the Trusts of their common securities to the Company, were invested in thirty-year floating rate Junior Subordinated Debt of the Company. From the proceeds of the trust preferred securities, $26.0 million was used to pay down debt during 2003. The balance of the proceeds has been used, in part to fund acquisitions, to provide capital to the Company’s insurance subsidiaries to support growth and to be held for general corporate purposes.

The Capital Securities represent an undivided beneficial interest in the Trusts’ assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. The Company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, the Company would be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of the Company and is effectively subordinated to all existing and future obligations of the Company’s subsidiaries. The Company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture’s maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. The Company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. The

Company has guaranteed, on a subordinated basis, all of the Trusts’ obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments.

The Company paid interest of $4.0 million in connection with the Junior Subordinated Debt during the nine months ended September 30, 2005 and paid interest of $3.5 million during the nine months ended September 30, 2004.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Tennessee, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2005 (remainder of year)	$632
2006	2,605
2007	2,588
2008	2,328
2009 and thereafter	9,236
Totals	$17,389

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

Shelf Registration and Equity Offering

On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P (“Capital Z”), our largest shareholder. The shelf registration statement was declared effective in December, 2004.

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

On June 22, 2005, we issued 2.0 million shares of our common stock at a price of $23.61 per share, in connection with a public offering pursuant to the shelf registration. The issuance of these shares generated proceeds to us of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold by Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), our largest shareholder, under the same shelf registration. On July 20, 2005, the underwriters exercised their over-allotment option and we issued an additional 660,000 shares of our common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of our outstanding common stock.

Subsequent to the offering noted above, the aggregate amount that remains available for offering under the shelf registration is $77.2 million.

Obligations of the Parent Company to Affiliates

In January 2002, our parent company issued an $18.5 million, 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life’s Canadian Branch to Penncorp Life (Canada). The debenture is scheduled to be repaid in full during 2005. As of September 30, 2005, the outstanding balance was $0.9 million. Our parent holding company paid $0.2 million in interest on these debentures during the nine months ended September 30, 2005 and $0.4 million during the nine months ended September 30, 2004. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded the interest and principal paid on the debenture to date and it is anticipated that they will fund all future payments made on this debenture.

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

In addition, we have access to our unutilized $15.0 million revolving credit facility. Finally, we have the ability, from time to time, to access the capital markets for additional capital. There can be no assurance as to our actual future cash flows, from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets.

The issues affecting the profitability of the Company during the third quarter of 2005, as discussed in the Managements’ Discussion and Analysis, do not materially affect the sources of liquidity to the Parent Company as discussed below. The increase in the Medicare supplement loss ratios are confined to the insurance companies that we do not look to for significant cash flow. The deferred acquisition cost and present value of future profit increased amortization is a non-cash item.

Senior Administrative Services Company.   Liquidity for our senior administrative services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our senior administrative services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the senior administrative services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA for our Senior Administrative Services segment was $11.1 million for the nine months ended September 30, 2005, and was $11.2 million for the nine months ended September 30, 2004.

Senior Managed Care Company.   Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SelectCare and services provided to the IPA’s. Dividend payments by SelectCare to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SelectCare’s state of domicile. SelectCare is not able to pay dividends during 2005 without prior approval. We believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $23.7 million for the nine months ended September 30, 2005, and was $7.1 million for the nine months ended September 30, 2004.

Penncorp Life (Canada) Dividends.   Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the nine months ended September 30, 2005, PennCorp Life (Canada) paid dividends of C$3.2 million (approximately US $2.7 million) to Universal American. During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy benefit reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)’s policy benefit reserves on a U.S. GAAP basis. During the remainder of 2004, Penncorp Life (Canada) paid dividends totaling C$7.2 million (US$5.6 million) relating to net income for 2004. We anticipate that Penncorp Life (Canada) will be able to pay dividends equal to its net income earned during 2005, less $2.5 million.

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries may be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange. As of September 30, 2005, the principal amount of the surplus note was $40.1 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $8.4 million during the nine months ended September 30, 2005 and $11.5 million during the nine months ended September 30, 2004. American Exchange paid interest on the surplus note of $1.9 million during the nine months ended September 30, 2005 and $1.8 million during the nine months ended September 30, 2004.

Our parent holding company made capital contributions to American Exchange amounting to $20.7 million during 2005. In September 2005, Pennsylvania Life declared and paid a dividend in the amount of $2.5 million to American Exchange. American Exchange made capital contributions of $12.0 million to American Pioneer, $3.0 million to Union Bankers, $2.4 million to Constitution and $1.5 million to American Progressive during the nine months ended September 30, 2005.

Our parent holding company made capital contributions to American Exchange amounting to $9.9 million during the nine months ended September 30, 2004. In March 2004, Pennsylvania Life declared and paid a dividend in the amount of $10.6 million to American Exchange. American Exchange made capital contributions of $9.3 million to Union Bankers, $6.7 million to American Pioneer and $4.0 million to American Progressive during the nine months ended September 30, 2004.

Dividend payments by our U.S. insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company’s state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $3.8 million to American Exchange during the remainder of 2005, without prior approval. Pyramid Life is able to pay ordinary dividends of up to $2.5 million to Pennsylvania Life (its direct parent) with prior notice to the Kansas Insurance Department and Marquette would be able to pay ordinary dividends of up to $0.3 million to Constitution (its direct parent) without the prior approval from the Texas Insurance Department during 2005. American Exchange, American Pioneer, American Progressive, Constitution and Union Bankers had negative earned surplus at December 31, 2004 and are not able to pay dividends in 2005 without special approval.

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

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2005 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $36.2 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

As of September 30, 2005, our insurance company subsidiaries held cash and cash equivalents totaling $137.2 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.3 billion.

The net yields on our cash and invested assets decreased to 4.8% for the nine months ended September 30, 2005, from 4.9% for the nine months ended September 30, 2004. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the life insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At September 30, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $149.2 million at September 30, 2005 and $127.9 million at December 31, 2004. Statutory net income for the nine months ended September 30, 2005 was $4.5 million, and for the nine months ended September 30, 2004 was $3.6 million.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At September 30, 2005, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $20.8 million at September 30, 2005 and $9.9 million at December 31, 2004. Statutory net income for our health plan affiliates for the nine months ended September 30, 2005 was $7.5 million and for the nine months ended September 30, 2004 was $3.7 million.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$62.9 million (US$54.1 million) as of September 30, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Net income based on Canadian generally accepted accounting principles was C$8.7 million (US$7.1 million) for the nine months ended September 30, 2005, and C$7.8 million (US$5.4 million) for the nine months ended September 30, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at September 30, 2005.

Investments

Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life, and certain floating rate portfolios, which are managed by Hyperion Capital. MFC Global Investment Management manages our Canadian portfolio. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of “BBB-” (Standard & Poor’s Corporation), “Baa3” (Moody’s Investor Service) or higher. Our current policy is not to invest in derivative programs or other hybrid securities, except for GNMA’s, FNMA’s and investment grade corporate collateralized mortgage obligations.

As of September 30, 2005, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of September 30, 2005. We did not write down the value of any fixed maturity securities during the nine months ended September 30, 2005 or 2004.

Effects of Recently Issued and Pending Accounting Pronouncements

There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of recently issued accounting pronouncements. We do not anticipate any material impact from the future adoption of the pending accounting pronouncements, other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual periods beginning after June 15, 2005. Refer to Consolidated Financial Statements (Unaudited) Note 2—Recent and Pending Accounting Pronouncements.

Risk Factors

Our business is subject to significant risks. We advise you to carefully consider the following risks in addition to those risks and speculative factors discussed in our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 Made Changes to the Medicare Program That Will Materially Impact Our Operations and Could Reduce Our Profitability and Increase Competition for Members.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, substantially changed the Medicare program and will modify how we operate our business. Many of these changes will be effective for 2006 and, as we have not been able to fully assess the impact of these changes, we do not know whether we will be able to operate our business and Medicare Advantage plans at current levels of profitability or competitively. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:

•       Beginning in 2006, Medicare beneficiaries generally will have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.

•       As a result of the limited annual enrollment period and the subsequent “lock-in” provisions of the MMA, our sales force, including our independent sales brokers and agents, may be limited in their ability to market our Medicare Advantage and PDP products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote these products.

There are significant risks associated with our participation in the Medicare Part D program.

Our participation in the Medicare Part D program involves a number of risks, including the following:

•       CMS continues to release regulations on Part D, including important requirements related to the implementation and marketing of the Part D prescription drug benefit plan. This will create challenges for planning and implementation of our Part D program, and there is no assurance that Congress or CMS will not alter the program in a manner that will be detrimental to us.

•       We will incur significant expenditures of time and resources in developing this program, and we may need to divert human resources from other areas of the Company. Although we believe that we have the capability to meet our staffing needs, it is possible that the fulfillment of our administrative duties in other areas may suffer.

•       We cannot be certain that our products will be competitive, as compared to other PDPs.

•       We are making actuarial assumptions about the utilization of benefits in our PDPs. Because Part D is a newly created program, there is no historical basis for these assumptions, and we cannot assure you that these assumptions will prove to be correct and that premiums will be sufficient to cover benefits.

•       We cannot assure you that the market will accept and acquire insurance from our PDPs, and therefore our anticipated sales under the program may generate significantly less revenue than our current expectations.

•       In October 2005, CMS automatically assigned approximately 350,000 dual eligibles to our PDP plans that are priced under the regional benchmarks. We cannot guarantee that all 350,000 of these dual eligibles assigned to us will enroll in our PDPs, since they will have the right to enroll in a qualifying standard PDP product beginning November 15, 2005. In addition, because dual eligible beneficiaries can change their PDP each month, we can not assure you that the dual eligible beneficiaries who are automatically assigned to our PDPs will remain in our PDP’s.

•       Part D is a new program and the competitive landscape is uncertain. We expect to encounter competition from other PDP sponsors, some of whom may have significantly greater resources and brand recognition than we do. Our marketing arrangement with CVS is non-exclusive, and CVS has entered into marketing arrangements with our competitors. We cannot predict whether we will be able to effectively compete in this new market.

•       The costs of developing and marketing our PDPs will vary based upon the size of membership in our PDPs. Given the uncertainties and risks described above, the cost of developing PDPs that will allow us to effectively compete in this new market could exceed our current expectations.

•       Companies that offer Medicare Advantage plans will be required to offer prescription drug benefits in 2006 as part of their Medicare Advantage plans. Such combined managed care plans offering drug benefits are, under the new law, called MA-PDs. It is not known at this time whether the governmental payments will be adequate to cover our actual costs for these new MA-PD benefits or, in light of our inexperience with this program, whether we will be able to profitably or competitively manage our MA-PDs.

•       Some enrollees may have chosen our Medicare Advantage plan in the past rather than those of our competitors or traditional Medicare fee-for-service because of the drug benefit that we offer with our Medicare Advantage plans. We do not know at this time whether our PDP or MA-PD benefits will be as or more attractive than those of our competitors. Additionally, Medicare beneficiaries that participate in a Medicare Advantage plan that enroll in a PDP will be automatically disenrolled from their Medicare Advantage plan. Accordingly, the existence of new PDPs in our service areas could result in our members intentionally or inadvertently disenrolling from our plans and reduce our membership and profitability.

•       The MMA provides for “risk corridors” that are expected to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the per member per month, or PMPM, bids submitted to CMS in excess of certain specified ranges. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. It is anticipated that the initial risk corridors in 2006 and 2007 will provide more protection against excess losses than will be available beginning in 2008 and future years as the thresholds increase and the reimbursement percentages decrease. In addition, we expect there will be a delay in obtaining reimbursement from CMS for reimbursable losses pursuant to the risk corridors. For example, if we incur reimbursable losses in 2006, we would not be reimbursed by CMS until 2007. In that event, we expect there would be a negative impact on our cash flows and financial condition as a result of being required to finance excess losses until we are reimbursed. In addition, as the risk corridors are designed to be symmetrical, a plan whose actual costs fall below their expected costs would be required to reimburse CMS based on a similar methodology as set forth above. Furthermore, reconciliation payments for estimated upfront federal reinsurance payments, or, in some cases, the entire amount of the reinsurance payments, for Medicare beneficiaries who reach the drug benefit’s catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. Accordingly, it may be difficult to accurately predict or report the operating results associated with our drug benefits.

CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. In 2004 and 2005, the portion of risk adjusted payments was increased to 30% and 50%, respectively, and will increase to 75% in 2006 and 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that we will be successful in accurately recording diagnosis code information and enhancing our risk scores.

Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The President’s budget for 2005 assumes the phasing out of the budget neutrality adjustments over a five year period from 2007 through 2011, that will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ premiums will be reduced unless our risk scores increase. Although our risk scores have increased historically, there is no assurance that the increases will continue or, if they do, that they will be large enough to offset the elimination of this adjustment.

We may experience future lapsation in our Medicare Supplement business.

During the quarter ended September 30, 2005, we experienced an unanticipated increase in lapsation of our Medicare Supplement business largely caused by the departure of three sales managers in one of our career companies, each of whom rewrote a significant part of their business with other carriers. This caused us to amortize the deferred policy acquisition costs and present value of future profit assets on these policies over a shorter period than expected. We believe, but cannot give assurance, that this type of activity will not continue. However, increased competition in the senior market may result in more lapsation than we have experienced in the past, thus requiring an increase in non-cash pre-tax amortization expense.

We may experience higher than expected loss ratios in our Medicare Supplement business.

During the quarter ended September 30, 2005, we experienced a higher than expected loss ratio on our Medicare Supplement business. As a result of higher than anticipated Part B costs (outpatient doctor costs) and skilled nursing facility incidence, we did not see our historical pattern of seasonal reduction in loss ratios in the latter part of the year. We are actively obtaining appropriate rate action in an effort to reverse the trend in these numbers, however, we can make no assurances that future rate increases will be obtained, or if obtained, will be sufficient. We also cannot give assurance that our Medicare Supplement loss ratio will not continue to increase beyond what we currently anticipate.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2005, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $69.5 million and a 200 basis point increase in market interest rates would result in $136.8 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $74.8 million and a 200 basis point decrease in market interest rates would result in a $154.2 million increase.

Debt

We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate (“LIBOR”) for one, two or three months. Due to the variable interest rate, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps.

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

The sensitivity analysis of interest rate risk assumes scenarios of increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended September 30, 2005, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR:

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2005
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	5.28%	$99.7	$1.5	$0.7	$(0.7)	$(1.5)
Other long term debt	7.29%	$25.0	0.4	0.2	(0.2)	(0.4)
Total			$1.9	$0.9	$(0.9)	$(1.9)

As noted above, we have fixed the interest rate on $50 million of our $175 million of total debt outstanding, leaving $125 million of the debt exposed to rising interest rates. As of September 30, 2005 we had approximately $230 million of cash and cash equivalents and $113 million in short duration floating rate investment securities. We anticipate that the net investment income on this $343 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

Currency Exchange Rate Sensitivity

Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the nine months ended September 30, 2005, approximately 12% of our assets, 8% of our revenues, excluding realized gains, and 15% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the nine months ended September 30, 2004, approximately 11% of our assets, 10% of our revenues, excluding realized gains, and 17% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder’s equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the nine months ended September 30, 2005, would have resulted in a decrease in our income before realized gains and taxes of approximately $1.0 million for the nine months ended September 30, 2005 and a decrease in our shareholders’ equity of approximately $5.6 million at September 30, 2005. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $1.2 million for the nine months ended September 30, 2005 and an increase in shareholders’ equity of approximately $6.9 million at September 30, 2005. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Change in Internal Control over Financial Reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	165	$23.27	165	707,042
August 1, 2005 - August 31, 2005	90	$22.93	90	706,952
September 1, 2005 - September 30, 2005	348	$22.63	348	706,604
Total	603		603

(1)          All shares were purchased in private transactions.

During 2000, our Board of Directors approved a plan for us to purchase up to 0.5 million shares of our common stock in the open market. Our Board approved an amendment to the plan to increase the total shares authorized for purchase to 1.0 million in March 2002 and during December 2003 approved a second amendment to increase the shares authorized for purchase to 1.5 million. Pursuant to the plan, purchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

Between October 28, 2005 and November 9, 2005, the Company purchased the remaining shares available under the plan, in open market transactions, at an average price per share of $15.43 in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

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

3.1

Restated Certificate of Incorporation of Universal American Financial Corp. incorporated by reference to Exhibit 3.1 to the registrant’s Amendment No. 2 to the Registration Statement (No. 333-62036) on Form S-3 filed on July 11, 2001.

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
4.1

Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004.

4.2

Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004.

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

*10.1	Quota Share Reinsurance Agreement, dated June 30, 2005, among the Company and PharmaCare Captive Re, Ltd.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
Date: November 9, 2005	By:	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein
Executive Vice President and
Chief Financial Officer