Form 10-K
period 2005-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2006-03-16
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(914) 934-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $760 million (based on the closing sales price of the registrant’s common stock on that date). As of February 15, 2006, 58,303,131 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), scheduled to be held on May 25, 2006, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

TABLE OF CONTENTS

	Item	Description	Page
PART 1	1	Business	4
	1A	Risk Factors	32
	1B	Unresolved Staff Comments	51
	2	Properties	51
	3	Legal Proceedings	51
	4	Submission of Matters to a Vote of Security Holders	52
PART II	5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	53
	6	Selected Financial Data	55
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
	7A	Quantitative and Qualitative Disclosures about Market Risk	86
	8	Financial Statements and Supplementary Data	88
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
	9A	Controls and Procedures	88
	9B	Other Information	90
PART III	10	Directors and Executive Officers of the Registrant	90
	11	Executive Compensation	90
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
	13	Certain Relationships and Related Transactions	90
	14	Principal Accountant Fees and Services	90
Part IV	15	Exhibits and Financial Statement Schedules	91
		Signatures	94

As used in this Annual Report on Form 10-K, “Universal American,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 1 “Business”, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—BUSINESS

Universal American Financial Corp. (the “Company” or “Universal American”) is a specialty health and life insurance holding company, with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. In 2005, our principal health insurance products for the senior market were Medicare Advantage and Medicare Supplement. Beginning in January 2006, we began to cover members in insured stand-alone prescription drug benefit plans (“PDP’s”) pursuant to Medicare Part D (“Part D”) through a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a wholly owned subsidiary of CVS Corporation (“CVS”). In addition, we sell specialty health insurance to self-employed individuals in the United States and Canada, as well as life insurance and fixed annuities. We also provide administrative services for senior market insurance and non-insurance programs to both affiliated and unaffiliated insurance companies.

Collectively, our insurance subsidiaries are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia, Puerto Rico and all the provinces of Canada. Our managed care subsidiary operates Medicare Advantage coordinated care plans in Texas, Florida and Oklahoma and private fee-for-service (“PFFS”) plans in 15 states.

We were incorporated under the laws of the State of New York on August 31, 1981. Our corporate headquarters are located at Six International Drive, Rye Brook, New York 10573 and our telephone number is (914) 934-5200. We make available free of charge on our Internet website (http://www.uafc.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of any materials we file with the SEC can be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of any materials we have filed electronically with the SEC may be accessed at the SEC’s website:  http://www.sec.gov.

Medicare Opportunity

We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, more than 44 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and certain disabled people under the age of 65. Standard Medicare coverage does not cover prescription drugs except as required in the course of a covered hospital stay. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers begin to turn 65. In addition, many large employers who traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Modernization Act of 2003 (the “MMA”) demonstrated the Federal government’s commitment to increase the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans (“Medicare Advantage”) and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D. Taken together, these conditions present significant opportunities for us to increase the sale of our products.

Our Strategy

The principal components of our business strategy are to:

•       Build our senior health insurance business by offering a broad array of products, including:

•       Medicare Advantage;

•        Medicare Supplement and Medicare Select; and

•        Medicare Part D Drug Benefit;

•       Build distribution with an emphasis on expanding our Senior Solutions® brand;

•       Sell complementary senior market and specialty health products through our distribution networks;

•       Build our senior market administrative services business; and

•       Continue to complement our internal growth through opportunistic acquisitions.

Medicare Advantage

As a result of the increased reimbursement rates from the Centers for Medicare and Medicaid Services (“CMS”), the Federal agency that administers the Medicare Advantage program, Medicare Advantage plans are able to offer more attractive benefits including enhanced prescription drug coverage pursuant to Part D. Consequently, we believe that enrollment in Medicare Advantage programs is likely to increase in the coming years.

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas. Heritage has expanded its service area to include 8 counties in Texas, and, in 2006, has begun to offer an HMO product in three counties in Florida (Brevard, Broward and Miami-Dade). In 2004, we began to offer Medicare Advantage PFFS plans in New York and Pennsylvania. As of January 2006, we are marketing PFFS plans in a total of 15 states.

Medicare Supplement

Medicare Supplement insurance reimburses the policyholder for certain expenses, such as deductibles and co-pays, that are not covered by standard Medicare coverage  This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program, as opposed to the more restrictive networks that exist in Medicare Advantage products. In the past ten years, we have become a successful provider of Medicare Supplement coverage. We believe that the market for Medicare Supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

Medicare Part D

Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone prescription drug benefit plans (“PDP’s”) pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan for certain low income Medicare beneficiaries. We have been approved to offer these programs in 32 of the 34 regions that have been established for this program.

Our Operating Segments

Our business consists of five principal business segments:  Senior Managed Care - Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity, and Senior Administrative Services. We also report the corporate activities of our holding company in a separate segment. Information regarding each segment’s revenue, income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years is included in “Note 21—Business Segment Information” in our consolidated financial statements included in this Form 10-K. Information regarding our foreign operations in Canada (included in our Specialty Health Insurance segment) is included in “Note 22—Foreign Operations” in our consolidated financial statements included in this Form 10-K.

Senior Managed Care—Medicare Advantage

We operate Medicare Advantage coordinated care plans in 8 counties in Southeastern Texas, 10 counties in Oklahoma and 3 counties in Florida, and Medicare Advantage PFFS plans in 15 states.

Medicare Advantage: Coordinated Care Plans (“HMO Plans”).   SelectCare of Texas, the health plan operated by Heritage, offers coordinated care plans in 8 counties in Houston and southeastern Texas. The plan provides all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, for certain products, the plan may collect a monthly premium from its members.

This plan is distributed by Heritage’s direct sales force, and our career agents through Senior Solutions® Centers in the coverage areas. As of December 31, 2005, SelectCare of Texas had approximately 24,800 members enrolled, representing $236 million of annualized premium in force.

Through SelectCare of Oklahoma, Heritage offers a special needs plan with benefits focused on Medicare beneficiaries who are institutionalized.

In addition, we began to offer a coordinated care plan in three counties in Florida (Brevard, Broward and Miami-Dade) in 2006.

Medicare Advantage: Private Fee-for-Service Plans.   PFFS plans provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. There are limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to a fixed monthly payment per member from CMS, individuals in these plans pay a monthly premium.

In June 2004, we began enrolling members in PFFS plans in certain counties of New York and Pennsylvania. The PFFS products are distributed by our independent agents in the coverage areas. As of December 31, 2005, approximately 5,100 members were enrolled in the program generating approximately $36.2 million of annualized revenue. As of January 2006, we are offering PFFS in a total of 15 states through our career and independent agents.

Membership and Annualized Premium In Force.

	Membership			Annualized Premiums
	May 28,	December 31,		May 28,	December 31,
Senior Managed Care	2004	2004	2005	2004	2004	2005
				(in thousands)
HMO plans (1)	16,075	18,822	24,932	$140,700	$162,800	$236,900
Private Fee-for-Service (2)	—	1,405	5,078	—	9,600	36,200
Total	16,075	20,227	30,010	$140,700	$172,400	$273,100

(1)          We acquired Heritage on May 28, 2004.

(2)          We began enrolling members in our PFFS plans in June, 2004.

Senior Market Health Insurance

Our Senior Market Health Insurance segment focuses on selling health insurance products designed for the senior market through our Senior Solutions® career agency force and through our network of independent general agencies. Our primary products are Medicare Supplement and Medicare Select. Beginning in 2006, we will also offer a stand-alone prescription drug benefit, which will be reported in this segment. As of December 31, 2005, we had $572 million of gross premiums in force in this segment.

Medicare Supplement.   Under Federal and National Association of Insurance Commissioners (“NAIC”) model regulations adopted in nearly all states, there are 14 standard Medicare Supplement plans (Plans A through L and High Deductible Plans F and J). These policies provide supplemental coverage for many of the medical expenses that the basic Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program’s maximum benefits. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. In some areas, we also sell Medicare Select policies in conjunction with hospitals that contract with us to waive the Medicare Part A deductible.

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

Medicare Part D.   Part D, which was established by the MMA, created a structure in which private insurance companies and Medicare Advantage plans will offer Medicare-sponsored prescription drug insurance plans to Medicare beneficiaries. The Federal government will support Part D through a combination of direct subsidies of premium, risk adjustors, stop-loss reinsurance and risk corridors. Further, the Federal government will provide additional subsidies to Medicare beneficiaries who also qualify for Medicaid (“dual eligible”) and other low income subsidy (“LIS”) beneficiaries.

In March 2005, we entered into a strategic alliance with PharmaCare, a pharmacy benefits manager (“PBM”) that is a wholly owned subsidiary of CVS. PharmaCare is the fourth largest PBM in the nation, covering more than 30 million lives. The essential elements of the strategic alliance are:

•       Three of our insurance subsidiaries applied to and were approved by CMS to become a Prescription Drug Plan sponsor (“PDP’s”) in 32 of the 34 regions designated by CMS, thereby becoming eligible to offer the Medicare-approved plans in those regions.

•       The PDP’s have contracted with PharmaCare to provide the full range of PBM services required to operate the PDP’s.

•       A subsidiary of PharmaCare has agreed to reinsure approximately half of the risk assumed by our PDP’s.

•       CVS/pharmacy stores have assisted in the marketing of our PDP’s on a non-exclusive basis, subject to the rules established by CMS.

Dual Eligibles

Dual eligible beneficiaries who did not enroll themselves in a PDP were automatically assigned on a pro rata basis by CMS among the PDP’s which submitted bids below the applicable regional benchmarks for standard plans. The standard bids of our PDP’s were below the applicable regional benchmark in 26 regions thus making us eligible to receive auto-assignment of the dual eligibles in those regions. Dual eligible beneficiaries can change their PDP each month, and some of these beneficiaries have already changed plans. As a result, there can be no assurance that the dual eligible beneficiaries who are automatically assigned to us will stay in our PDP’s.

Low Income Subsidy

Medicare beneficiaries who qualify for the LIS can choose to enroll in the PDP of their choice. In May 2006, those beneficiaries who qualify for this subsidy but do not so enroll will be automatically assigned by CMS to one of the PDP’s whose bids for the standard product fall below the applicable regional benchmark.

Marketing

Our efforts to market our products under the trademarked brand name, Prescription Pathway(sm), have several components including marketing to our current Medicare Supplement policyholders, marketing through our distribution force and marketing through pharmacies, including CVS.

Alliance with Arkansas Blue Cross/Blue Shield

We have entered into an alliance with a PDP sponsored by Arkansas Blue Cross and Blue Shield, the largest health insurer in Arkansas. Pursuant to this alliance, CHCS Services, Inc., our senior administrative services company, provides all administrative services for this PDP’s entrance into the Part D program in the Arkansas region. PharmaCare provides all PBM services. One of our insurance subsidiaries will provide 33.3% reinsurance to this PDP.

Other Senior Health Products.   Our other senior health products include acute recovery care (“Acute Care”), senior dental and hospital indemnity products marketed to seniors. We added Acute Care and senior dental products to our portfolio in 2004. Our Acute Care product provides benefits for confined care and home health care for short term periods for individuals recovering from accident or serious illness. Senior dental is a scheduled benefit indemnity product for seniors that allows them to use their own dentists.

New Business Production.   The following tables show the total new sales (issued annualized premiums) of our senior market health insurance products produced by our independent and career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

	Gross			Net
	Year ended December 31,			Year ended December 31,
Production	2003	2004	2005	2003	2004	2005
	(In thousands)
Senior Market Health Insurance
Medicare Supplement	$86,130	$83,469	$61,386	$74,116	$83,469	$61,386
Other Senior Health	—	1,283	1,309	—	758	781
Total	$86,130	$84,752	$62,695	$74,116	$84,227	$62,167
Percentage retained				86%	99%	99%

Annualized Premium In Force.   Total senior market insurance product annualized premium in force on a gross basis (before reinsurance) and the net amount we retained after reinsurance, is as follows:

	Gross			Net
	Year ended December 31,			Year ended December 31,
In Force	2003	2004	2005	2003	2004	2005
	(In thousands)
Senior Market Health Insurance
Medicare Supplement	$561,800	$573,600	$569,700	$319,000	$368,800	$395,100
Other Senior Health	1,100	1,800	2,500	900	1,300	1,600
Total	$562,900	$575,400	$572,200	$319,900	$370,100	$396,700
Percentage retained				57%	64%	69%

Specialty Health Insurance

Products in our Specialty Health Insurance segment include fixed benefit accident and sickness disability and other health insurance products sold to the self-employed market in the United States and Canada. This segment’s products are distributed primarily by our career agents. Traditionally, our career agency segment concentrated on selling specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the middle-income, self-employed market in the United States and Canada. Even though the primary focus of this field force in the United States has shifted to the senior market, a significant number of our United States career agents and all of the Canadian career agents continue to actively market these products. This segment also includes certain products that we no longer sell, such as long term care and major medical insurance. As of December 31, 2005, we had $164 million of gross premiums in force in this segment.

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

Connecticut State Employees.   During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Captive Re, Ltd. (“PharmaCare Re”). Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. The Company receives an underwriting fee of two percent of premium. Annualized premium for this program is approximately $260 million.

Long Term Care.   As of the end of 2004, we no longer distributed new long term care products. Previously, we had offered several long term care plans consisting of fully integrated plans and nursing home, and home health care plans, which remain in force. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but can seek to increase premium rates on existing policies based upon our actual claims experience, subject to state regulatory approval and loss-ratio requirements.

New Business Production.   The following tables show our total new sales (issued annualized premiums) of specialty health insurance products produced by primarily by our career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

	Gross(1)			Net(1)
	Year ended December 31,			Year ended December 31,
Production	2003	2004	2005	2003	2004	2005
	(In thousands)
Specialty Health Insurance
Accident & Sickness and Other Specialty Health	$8,338	$7,494	$5,159	$8,338	$7,494	$5,159
Canadian Products	6,334	6,438	7,095	6,334	6,438	7,095
Long Term Care	5,164	1,691	—	2,707	947	—
Total	$19,836	$15,623	$12,254	$17,379	$14,879	$12,254
Percentage retained				88%	95%	100%

(1)          Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

Annualized Premium In Force.   Total specialty health insurance product annualized premium in force on a gross basis (before reinsurance) and the net amount we retained after reinsurance, is as follows:

	Gross(1)			Net(1)
	Year ended December 31,			Year ended December 31,
In Force	2003	2004	2005	2003	2004	2005
	(In thousands)
Specialty Health Insurance
Accident & Sickness and Other Specialty Health	$70,600	$63,300	$59,100	$64,300	$61,200	$57,300
Canadian Products	57,000	61,300	66,400	57,000	61,300	66,400
Long Term Care	43,900	41,900	38,900	27,200	27,100	27,200
Total	$171,500	$166,500	$164,400	$148,500	$149,600	$150,900
Percentage retained				87%	90%	92%

(1)          Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

Life Insurance and Annuity

This segment includes all of the life insurance and annuity business that we sell in the United States. The life insurance products that we currently sell are designed primarily for the senior market. These include “final expense” life insurance and asset accumulation life insurance. In addition, we sell single and flexible premium fixed annuities. These products are distributed through both independent general agents and our career agency distribution systems. This segment also includes previously produced or acquired term, universal life, and whole life insurance products that are no longer sold. As of December 31, 2005, we had $62 million of gross premiums in force for this segment and policy holder account balances for our annuity and interest-sensitive life insurance products of $498 million.

Senior Life.   We offer a line of low-face amount, simplified issue whole life products that are sold by our senior market independent agency and our career agency systems.

Asset Enhancer Life Insurance.   We market a line of interest sensitive whole life products that are designed for efficient asset transfer to beneficiaries. These products also offer acceleration of death benefit features that cover certain long term care expenses.

New Business Production.   The following tables show our total new sales (issued annualized premiums) of our life insurance products produced by our independent agency and career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

	Gross			Net
	Year ended December 31,			Year ended December 31,
Production	2003	2004	2005	2003	2004	2005
	(In thousands)
Life Insurance	$25,264	$38,469	$24,521	$16,109	$23,951	$16,056
Percentage retained				64%	62%	66%

Annuities.   We market single and flexible premium deferred annuities primarily focusing on the senior and retirement markets. The base rate on the annuity products currently marketed by us is 3%. We offer sales inducements in the form of first year only bonus interest rates, which range from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 2.5% to 7.8%. Our currently marketed annuity products have minimum guaranteed interest rates ranging from 1.5% to 3%. We have the right to change the crediting rates at any time, subject to the minimums, and generally adjust them quarterly.

Annuity deposits are not reported as revenue in accordance with generally accepted accounting principles. The following table shows our annuity deposits by distribution channel:

	Year ended December 31,
	2003	2004	2005
	(In thousands)
Senior Market Independent Agents	$62,294	$19,495	$11,309
Career Agency	63,564	56,944	39,212
Total Annuity Deposits	$125,858	$76,439	$50,521

The decline in annuity deposits reflects our desire to de-emphasize this business and is also a result of a reduction in the current interest rates that we credit and the minimum interest rates that we guarantee on our annuity products.

Senior Administrative Services

We have built our administrative services capabilities through internal development and acquisition. Through our wholly owned subsidiary, CHCS Services, Inc., we provide outsourcing services that support insurance and non-insurance products, primarily for the senior market. Currently, we provide services to over 50 companies including our own insurance company subsidiaries. Our Senior Administrative Services segment generated revenues of $59 million for the year ended December 31, 2005.

We perform a full range of administrative services for senior market insurance products, primarily Medicare Supplement and Select, senior life and long term care, for both affiliated and unaffiliated companies. The services include policy underwriting and issuance, policy billing and collection, telephone verification, policyholder services, claims adjudication and payment, clinical case management, care assessment and referral to health care facilities. During 2005, we developed the administrative capacity to service Medicare Part D and certain Medicare Advantage programs. Our full service capabilities include enrollment and policy issuance, billing and reconciliation, agent commission administration and payment, comprehensive member services and CMS reporting.

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

We utilize multiple technologies and a national network of highly trained health care professionals to provide the administrative platforms for these products and services. These technologies include electronic claims processing, imaging and workflow processes to ensure maximum efficiency in policy issue, policy administration and claims processing. Our proprietary network of registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our proprietary network of discount providers is an integral part of our geriatric care management services. We have a customer contact center that provides 24/7 access to our nurses on staff and can handle calls in several different languages.

The following table shows the sources of our Senior Administrative Services revenue by type of product:

	Year ended December 31,
	2003	2004	2005
	(In thousands)
Affiliated Revenue
Medicare Supplement	$22,478	$29,376	$30,602
Long term care	2,589	2,752	2,641
Life Insurance	2,480	3,942	3,005
Other	1,797	2,819	3,101
Total Affiliated Revenue	29,344	38,889	39,349
Unaffiliated Revenue
Medicare Supplement	9,469	8,557	8,192
Long term care	7,065	6,331	8,204
Non-insurance products	1,563	1,552	1,461
Other	1,090	1,339	1,918
Total Unaffiliated Revenue	19,187	17,779	19,775
Total Administrative Services Revenue	$48,531	$56,668	$59,124

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer which amounted to $4.1 million for the year ended December 31, 2005, $5.3 million for 2004 and $7.4 million for 2003. These fees, together with the affiliated revenue, were eliminated in consolidation.

Corporate

Our corporate segment reflects the activities of our holding company including debt service, certain senior executive compensation and compliance with regulatory requirements resulting from our status as a public company.

Marketing and Distribution

We distribute our insurance and managed care products through our career agency system, a traditional independent general agency system and a direct sales force for our Medicare Advantage products.

We measure new sales of our products based on issued annualized premiums, representing the total annual premium expected to be received by us on policies that were issued during the year. The following tables show our new sales by our independent and career agents, excluding annuity deposits, by distribution channel and by major product line on a gross basis (before reinsurance) and a net basis (after reinsurance):

Product	Senior Market Health	Senior Managed Care	Specialty Health	Life Insurance/ Annuity	Total
	(In thousands)
Total Distribution—Gross
2005	$62,695	$86,725	$12,254	$24,521	$186,195
2004	84,752	21,574	15,623	38,469	160,418
2003	86,130	—	19,836	25,264	131,230
Total Distribution—Net
2005	$62,167	$86,725	$12,254	$16,056	$177,202
2004	84,227	21,574	14,879	23,951	144,631
2003	74,116	—	17,379	16,109	107,604

We have continued to expand geographically, and we have increased our recruiting efforts to augment our production. Additionally, based on the increased financial strength of our Company, we have increased our retention on new Medicare Supplement business issued to 100%, in order to continue growing our net premium.

One marketing organization produced 7.4% of our total annualized new sales, primarily Medicare Supplement and PFFS plans. One marketing organization produced 8.5% in 2004 and 7.6% in 2003 of our total annualized new sales, primarily senior life business. No other marketing organization or single agent produced more than 5.0% of our total annualized new sales in 2005, 2004 or 2003.

Career Agency

In order to maximize production from our career agency sales force, we focus on the sale of senior market insured and non-insured products through our Senior Solutions® program. Senior Solutions® is our trademarked brand for our portfolio of supplemental health and life insurance, asset protection and senior care service products we offer the senior market, primarily through our career companies of Pennsylvania Life and Pyramid Life. As of December 31, 2005, our career field force had 120 Senior Solutions® branch offices throughout the United States with approximately 2,200 agents. In contrast to independent agents, career agents have an exclusive arrangement with us, and only sell products that we provide or authorize.

Immediately after we acquired Heritage in 2004, our Senior Solutions® offices in Southeastern Texas began to sell our Medicare Advantage product. Sales by our Senior Solutions® agents represented approximately 40% of the new sales of this product for 2005. As of January 2006, we are marketing our Medicare Advantage PFFS products in 13 states where we have Senior Solutions® branch offices.

In addition, our career agency sales force distributes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the self-employed market in the United States and Canada. We have 13 branch offices in Canada, with 219 agents that focus primarily on this market.

The following tables show our new sales, excluding annuity deposits (issued annualized premiums), by our career agency systems by major product line on a gross basis (before reinsurance) and a net basis (after reinsurance):

Product	Senior Market Health	Senior Managed Care	Specialty Health	Life Insurance/ Annuity	Total
	(In thousands)
Career Agency—Gross
2005	$21,292	$50,180	$12,254	$3,523	$87,249
2004	26,614	11,284	15,408	5,466	58,772
2003	20,242	—	17,588	5,014	42,844
Career Agency—Net
2005	$20,905	$50,180	$12,254	$3,523	$86,862
2004	26,277	11,284	14,771	5,466	57,798
2003	19,658	—	16,255	5,014	40,927

Senior Market Independent Agents

This field force focuses on the sale of senior market products, including Medicare Supplement, senior life insurance, Acute Care and senior dental products. These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. We now sell our products through approximately 25,000 independent licensed agents in 35 states and have plans to recruit more agents and expand into additional states.

In 2004, we began offering our Medicare Advantage PFFS products in New York and Pennsylvania through our senior market independent agents. As of January 2006, we offer this program in a total of 15 states.

The following tables show our new sales, excluding annuity deposits (issued annualized premiums), by our independent general agency system by major product line on a gross basis (before reinsurance) and a net basis (after reinsurance):

Product	Senior Market Health	Senior Managed Care	Specialty Health	Life Insurance/ Annuities	Total
	(In thousands)
Senior Market Independent Agents—Gross
2005	$41,404	$36,544	$—	$20,998	$98,946
2004	58,137	10,291	215	33,003	101,646
2003	65,889	—	2,247	20,250	88,386
Senior Market Independent Agents—Net
2005	$41,263	$36,544	$—	$12,533	$90,340
2004	57,950	10,291	107	18,485	86,833
2003	54,458	—	1,124	11,095	66,677

Direct Distribution

The Medicare Advantage coordinated care plan products offered by Heritage in the Texas, Florida and Oklahoma markets are also distributed directly to consumers through a full-time employee sales force. If we expand the geographical areas in which we market Medicare Advantage coordinated care plans, we intend to enhance this aspect of our distribution.

Geographical Distribution of Premium

Through our insurance subsidiaries, we are licensed to market our products in all fifty states, the District of Columbia, Puerto Rico and in all the provinces of Canada. Our managed care subsidiary operates Medicare Advantage coordinated care plans in Texas, Florida and Oklahoma and PFFS plans in 15 states. The following table shows the geographical distribution of the direct cash premium and annuity deposits collected (in thousands), as reported on a statutory basis to the regulatory authorities for the full year of 2005:

State/Region	Total (1)	% of Total	Repetitive Direct Cash Premium(1)	% of Premium	Annuity Deposits	% of Annuity
Texas	$300,387	28.0%	$296,020	28.8%	$4,367	9.8%
Florida	123,764	11.5%	121,572	11.8%	2,192	4.9%
Canada	65,504	6.1%	65,504	6.4%	—	—%
New York	62,372	5.8%	59,510	5.8%	2,862	6.4%
Pennsylvania	53,397	5.0%	51,940	5.1%	1,457	3.3%
Indiana	47,421	4.4%	42,993	4.2%	4,428	9.9%
Virginia	37,395	3.5%	36,697	3.6%	698	1.6%
Subtotal	690,241	64.4%	674,236	65.6%	16,004	35.9%
All other	381,901	35.6%	353,279	34.4%	28,621	64.1%
Total	$1,072,142	100.0%	$1,027,515	100.0%	$44,625	100.0%

(1)          Excludes premiums of $132 million for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

Total Business In Force

Our direct, acquired and assumed annualized premium in force (including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance) and related policy counts are shown in the following tables:

	Gross Annualized Premium in Force(1) December 31, 2005
	Senior Market
	Independent Agents		Career Agency		Direct		Total
	$	%	$	%	$	%	$	%	Policies
	(in millions, Policies in thousands)
Senior Market Health Insurance
Medicare Supplement	441.5	81.0%	128.2	39.9%	—	—%	569.7	53.2%	289.1
Other Senior Health	1.4	0.2%	1.1	0.3%	—	—%	2.5	0.2%	5.9
Sub total	442.9	81.2%	129.3	40.2%	—	—%	572.2	53.4%	295.0
Senior Managed Care—Medicare Advantage
Health Plans	—	—%	31.9	9.9%	205.1	100.0%	237.0	22.1%	24.9
Private Fee-for-Service	32.5	6.0%	3.7	1.2%	-	—%	36.2	3.4%	5.1
Sub total	32.5	6.0%	35.6	11.1%	205.1	100.0%	273.2	25.5%	30.0
Specialty Health Insurance
Accident & Sickness and Other	4.0	0.7%	55.1	17.2%	—	—%	59.1	5.5%	182.0
Canadian Products	—	—%	66.4	20.7%	—	—%	66.4	6.2%	125.9
Long Term Care	22.2	4.1%	16.7	5.2%	—	—%	38.9	3.6%	22.1
Sub total	26.2	4.8%	138.2	43.1%	—	—%	164.4	15.3%	330.0
Life Insurance and Annuity	43.7	8.0%	18.0	5.6%	—	—%	61.7	5.8%	166.6
Total	545.3	100.0%	321.1	100.0%	205.1	100.0%	1,071.5	100.0%	821.6

(1)          Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

	Gross Annualized Premium in Force December 31, 2004
	Senior Market Independent Agents		Career Agency		Direct		Total
	$	%	$	%	$	%	$	%	Policies
	(In millions, Policies in thousands)
Senior Market Health Insurance
Medicare Supplement	447.4	85.3%	126.2	43.5%	—	—%	573.6	59.2%	310.1
Other Senior Health	1.2	0.2%	0.6	0.2%	—	—%	1.8	0.2%	4.3
Sub total	448.6	85.5%	126.8	43.7%	—	—%	575.4	59.4%	314.4
Senior Managed Care—Medicare Advantage
Health Plans	—	—%	8.7	3.0%	154.1	100.0%	162.8	16.8%	18.8
Private Fee-for-Service	9.6	1.8%	—	—%	—	—%	9.6	1.0%	1.4
Sub total	9.6	1.8%	8.7	3.0%	154.1	100.0%	172.4	17.8%	20.2
Specialty Health Insurance
Accident & Sickness and Other	4.4	0.8%	58.9	20.3%	—	—%	63.3	6.5%	200.5
Canadian Products	—	—%	61.3	21.1%	—	—%	61.3	6.3%	131.9
Long Term Care	24.0	4.6%	17.9	6.2%	—	—%	41.9	4.3%	24.7
Sub total	28.4	5.4%	138.1	47.6%	—	—%	166.5	17.2%	357.1
Life Insurance and Annuity	38.0	7.2%	16.5	5.7%	—	—%	54.5	5.6%	161.9
Total	524.6	100.0%	290.1	100.0%	154.1	100.0%	968.8	100.0%	853.6

Account Values on Interest-Sensitive Products

The following table shows the account values and policy counts for our interest-sensitive products before reinsurance. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

	As of December 31,
	2003	2004	2005
	(In thousands)
Annuities	$256,521	$317,085	$335,908
Interest-sensitive Life	163,164	161,288	162,513
Total	$419,685	$478,373	$498,421
Policies	46.1	46.1	45.7

Investments

Our investment policy is to attempt to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. However, we do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities.

The following table summarizes the composition of our investment portfolio by carrying value (which represents fair value):

	December 31, 2004		December 31, 2005
	Carrying Value (Fair Value)	Percent of Total Carrying Value	Carrying Value (Fair Value)	Percent of Total Carrying Value
	(In thousands)
Fixed Maturity Securities:
U.S. Government and
Government agencies(1)	$287,539	20.9%	$316,268	20.9%
Mortgage-backed(1)	45,629	3.3%	56,401	3.7%
Asset-backed	87,529	6.4%	247,129	16.4%
Foreign securities(2)	238,347	17.2%	266,168	17.6%
Investment grade corporates	504,775	36.6%	443,509	29.4%
Non-investment grade corporates	7,003	0.5%	15,300	1.0%
Total fixed maturity securities	1,170,822	84.9%	1,344,775	89.0%
Cash and cash equivalents	181,257	13.1%	138,899	9.2%
Other Investments:
Policy loans	24,318	1.8%	23,601	1.6%
Equity securities	755	0.1%	1,279	0.1%
Other invested assets	1,187	0.1%	896	0.1%
Total cash and invested assets	$1,378,339	100.0%	$1,509,450	100.0%

(1)          U.S. Government and government agencies include GNMA and FMNA mortgage-backed securities.

(2)          Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Available for Sale	Carrying Value	Percent of Total Fixed Maturities
	(In thousands)
Due in 1 year or less	$48,360	3.6%
Due after 1 year through 5 years	243,044	18.1%
Due after 5 years through 10 years	315,448	23.5%
Due after 10 years	229,987	17.1%
Asset-backed securities	247,128	18.4%
Mortgage-backed securities	260,808	19.3%
Total	$1,344,775	100.0%

The following table shows the distribution of the ratings assigned by Standard & Poor’s Corporation to the securities in our portfolio of fixed maturity securities:

	December 31, 2004		December 31, 2005
Standard & Poor’s Rating	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment
	(In thousands)
AAA	$425,504	36.3%	$451,813	33.6%
AA	136,396	11.7%	384,526	28.6%
A	434,710	37.1%	386,684	28.8%
BBB	167,209	14.3%	106,452	7.9%
BB	7,003	0.6%	15,300	1.1%
B	—	—%	—	—%
Total	$1,170,822	100.0%	$1,344,775	100.0%

At December 31, 2005 and 2004, approximately 99% of our fixed maturity investments were rated “investment grade.”  “Investment grade” securities are those rated “BBB-” or higher by Standard & Poor’s Corporation or “Baa3” or higher by Moody’s Investors Service. We owned approximately $507.9 million of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, as of December 31, 2005 compared to $332.8 million, as of December 31, 2004, representing approximately 37.8% of our fixed maturity portfolio as of December 31, 2005 and 28.4% of our fixed maturity portfolio as of December 31, 2004. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

Fixed maturity securities with less than investment grade ratings had aggregate carrying values of $15.3 million as of December 31, 2005 and $7.0 million as of December 31, 2004, amounting to 1.1% of total investments as of December 31, 2005 and 0.6% of total investments as of December 31, 2004. These securities represented approximately 0.7% of total assets as of December 31, 2005 and 0.4% of total assets as of December 31, 2004. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2005 was $7.0 million, which was approximately 0.3% of total assets. During the years ended December 31, 2005 and 2004, we did not write down the value of any fixed maturity securities.

Investment Income

Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates will have on our financial statements. The following table presents the investment results of our total invested asset portfolio:

	Years ended December 31,
	2003	2004	2005
	(In thousands)
Total cash and invested assets, end of period	$1,286,508	$1,378,339	$1,509,450
Net investment income	$61,075	$65,191	$71,612
Yield on average cash and investments	5.3%	4.9%	5.0%
Net realized investment gains on the sale of securities (including other-than-temporary declines in market value)	$2,057	$10,647	$5,773

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

The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2004				December 31, 2005(1)
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(In millions)
Senior Market Health Insurance
Medicare Supplement	$573.6	$204.8	$368.8	64%	$569.7	$174.6	$395.1	69%
Other Senior Health	1.8	0.5	1.3	72%	2.5	0.8	1.7	66%
Sub total	575.4	205.3	370.1	64%	572.2	175.4	396.8	69%
Specialty Health Insurance
Accident & Sickness and other	63.3	2.1	61.2	97%	59.1	1.9	57.2	97%
Canadian Products	61.3	—	61.3	100%	66.4	—	66.4	100%
Long Term Care	41.9	14.8	27.1	65%	38.9	11.7	27.2	70%
Sub total	166.5	16.9	149.6	90%	164.4	13.6	150.8	92%
Life Insurance and Annuity	54.5	13.1	41.4	76%	61.7	16.1	45.6	74%
Total	$796.4	$235.3	$561.1	71%	$798.3	$205.1	$593.2	74%

(1)          Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

We have several quota share coinsurance agreements (as described above) in place with General Re Life Corporation (“General Re”) and Hannover Life Re of America (“Hannover”). General Re is rated “A+” and Hannover is rated “A” by A.M. Best. These agreements cover various accident & health insurance products, primarily Medicare Supplement and long term care policies, written or acquired by us and contain ceding percentages ranging from 25% to 100%. As of January 1, 2004, our retention on all new Medicare Supplement sales was 100%. During 2005, we ceded premiums of $132.3 million to PharmaCare Re, $96.2 million to General Re and $90.6 million to Hannover, representing approximately 11%, 8% and 8%, respectively, of our total direct and assumed premiums. During 2004, we ceded premiums of $109.0 million to General Re and $105.3 million to Hannover, each representing approximately 12% of our total direct and assumed premiums. During 2003, we ceded premiums of $123.5 million to General Re and $116.3 million to Hannover, representing 17% and 16%, respectively, of our total direct and assumed premiums.

Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2005, all of our primary reinsurers were rated “A” or better by A.M. Best, except for PharmaCare Re, which is unrated. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

Administration of Reinsured Blocks of Business

We retain the administration for reinsured blocks of business, including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

Reinsurance of Senior Managed Care—Medicare Advantage

We reinsure our Medicare Advantage coordinated care and PFFS products on an excess of loss basis, which limits our per member risk to amounts ranging from $100,000 to $190,000.

Reinsurance of Senior Market Health Insurance

Historically, we reinsured much of our Senior Market Health Insurance business to unaffiliated reinsurers under quota share coinsurance agreements. In 2001, we began reducing the amount of premium that we ceded to reinsurers on new business, and all new Medicare Supplement business written after January 1, 2004 has been 100% retained by the Company. Under the existing coinsurance agreements, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. As older, reinsured business lapses and new business that has no reinsurance is written, the overall percentage of business we retain will increase. As of December 31, 2005, the percentage of Medicare Supplement business we retained increased to 69%, as compared to 64% at the end of 2004.

Reinsurance of Specialty Health Insurance

We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our Specialty Health Insurance segment. Long term care business is reinsured on a 50% quota share basis, except for the acquired long term care business written in Pennsylvania Life, Penncorp Life (Canada) and Union Bankers which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $250,000. For other long term care policies issued in the U.S. we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our major medical insurance policies to reduce the liability on individual risks to $325,000 per year.

Reinsurance—Connecticut State Employees

During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. The Company receives an underwriting fee of two percent of premium. Annualized premium in force on this block of business is approximately $260 million. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35 million.

Reinsurance of Life Insurance and Annuity

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

Applications for insurance are reviewed on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant’s age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, we use investigative services to supplement and substantiate information. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from using medical underwriting criteria for our Medicare Supplement policies for certain first-time purchasers and for dis-enrollees from health maintenance organizations (HMOs). If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, the application may not be rejected due to medical conditions. For other prospective Medicare Supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices.

In New York and some other states, some of our products, including Medicare Supplement, are subject to guaranteed issue “Community Rating” laws that severely limit or prevent underwriting of individual applications. See “Regulation” section of this document. Additionally, we are not permitted to underwrite for new members for our Medicare Advantage HMO Plan or our PFFS plans.

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

The reserves reflected in our consolidated financial statements are calculated in accordance with generally accepted accounting principles (“GAAP”). These reserves are determined based on our best estimates of mortality and morbidity, persistency, expenses and investment income. We use the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

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

Provider Arrangements

We provide health care services to members enrolled in our Medicare Advantage coordinated care plans through a network of contracted providers, including physicians, other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, skilled nursing facilities, optical services, and pharmacies.

We use a wide range of systems and processes to organize and deliver needed health care services to our members. The key steps in this process include:  the careful selection of primary care physicians to provide overall care management and care coordination of members, the selection of specialists by the primary care physicians, contracting for the balance of needed services based on the preference and experience of the local physicians, and the full range of medical management systems required to support the primary care and specialist physicians. We employ quality assessment and recredentialing programs to ensure that target goals relating to the provision of quality patient care are met. The medical management systems include: an inpatient hospitalist program, selected authorization of target services, case management, prescription drug management and disease management. Our hospitalist programs use specially-trained physicians to manage the entire range of our members’ medical care during hospital admissions and to coordinate the members’ discharge and post-discharge care. These various medical management systems are integrated through a care coordination information system to provide clinical and administrative information to support the medical management process. Our disease management programs relate to specific medical conditions such as congestive heart failure, coronary artery disease, asthma related illness, end stage renal disease, diabetes, cancer, and certain other conditions.

Our health plans usually contract with hospitals based on Medicare’s Diagnosis-Related Group (“DRG”) methodology, which is an all-inclusive rate per admission. Outpatient facilities generally are contracted on Medicare’s Ambulatory Payment Classification (“APC”) methodology, or a percentage of billed charges which approximates APC reimbursement. Physicians and other providers are contracted on a capitation or fee-for-service basis, utilizing Medicare’s Resource Based Relative Value Scale (“RBRVS”) methodology. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. Our provider contracts with network primary care physicians and specialists generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. The contracts generally may be cancelled by either party without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Our hospital contracts generally may be cancelled by either party without cause upon 120 days prior written notice.

Competition

The life and accident and health insurance and managed care industries in North America are highly competitive. There are approximately 2,000 life and accident and health insurance companies and approximately 400 managed care organizations operating in the United States. We compete with numerous other insurance and managed care companies on a national basis plus other regional insurance companies and financial services companies, including health maintenance organizations, preferred provider organizations, and other health care-related institutions which provide medical benefits based on contractual agreements. We may be at a disadvantage because many of these organizations have been in business for a longer period of time and have substantially greater capital, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings than we do. In addition, it has become increasingly difficult for smaller and mid-size companies to compete effectively with these larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the ratings and financial size of companies.

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

Beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program has been implemented pursuant to the MMA. Medicare PPO’s allow their members more flexibility to select physicians than other Medicare Advantage plans, such as HMOs, which often require members to coordinate with a primary care physician. Regional Medicare PPO plans will compete with local Medicare Advantage HMO plans, including the plans we offer, and with our Medicare Supplement business. In addition, several of our competitors have introduced highly competitive PFFS plans that compete with our Medicare Advantage and Medicare Supplement products.

Recently, the increased competition from other Medicare Supplement carriers, as well as from Medicare Advantage plans, has affected our production of Medicare Supplement business and has caused more lapsation of in-force business than we had anticipated.

Ratings

Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company’s financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Currently, A.M. Best maintains ratings of “B++” on American Pioneer, American Progressive, Constitution Life, Penncorp Life (Canada), Pennsylvania Life, and Pyramid Life and B+ on Union Bankers and SelectCare of Texas. These B++ and B+ ratings mean that, in A.M. Best’s opinion, these companies have demonstrated “very good” overall performance when compared to standards it has established and have a “good” ability to meet their obligations to policyholders and are in the “Secure” category of all companies rated by A.M. Best. A.M. Best does not rate our other insurance company subsidiaries.

Standard & Poor’s Ratings Service currently assigns its “BBB+” counterparty credit and financial strength ratings to our American Pioneer, American Progressive, Pennsylvania Life and Penncorp Life (Canada) subsidiaries. This rating means that in Standard & Poor’s opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor’s. A plus (+) or minus (-) shows Standard & Poor’s opinion of the relative standing of the insurer within a rating category. Standard & Poor’s Rating Service currently assigns its “BBB-”counterparty credit rating on our Amended Credit Facility. This investment grade rating means the obligation exhibits adequate protection parameters. In February, 2006, Standard & Poor’s Ratings Service revised the outlook to negative from stable on the insurer financial strength rating and counterparty credit ratings as well as the counterparty credit rating on our Amended Credit Facility. The outlook revision reflected earnings for the Company for 2005 that were below expectations.

Our insurance company subsidiaries are not currently rated by Moody’s Investors Service or Fitch Ratings. Although a higher rating by A.M. Best, Standard & Poor’s or another insurance rating organization could have a favorable effect on our business, we believe that our competitive pricing, effective rate management, quality customer service and effective marketing has enabled, and will continue to enable, our insurance company subsidiaries to compete effectively.

Regulation

General

Our insurance company subsidiaries and health plan affiliates are subject to the laws, regulations and supervision of the jurisdictions in which they are domiciled, as well as certain Federal laws. The purpose of those laws and regulations is primarily to provide safeguards for policyholders rather than to protect the interest of shareholders. Government regulation of insurance and health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and to interpret and enforce laws and rules. The passing of the Medicare Modernization Act of 2003, or MMA, represents the most sweeping changes to Medicare since the Balanced Budget Act of 1997. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect our operations and financial results. Also, it may become increasingly difficult to control medical costs if Federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations.

Federal Regulation

Medicare

Medicare is a Federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan as an HMO benefit in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide comparable Medicare benefits as a traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides.

The MMA made many significant changes to the Medicare fee-for-service and Medicare Advantage programs, as well as other changes to the commercial health insurance marketplace. Most significantly, the MMA created a voluntary prescription drug benefit, called “Part D” benefit, for Medicare beneficiaries that began in 2006, established a new Medicare Advantage program to replace the Medicare+Choice program, and enacted tax-advantaged health savings accounts, or HSA’s, for non-Medicare eligible individuals and groups.

The Part D benefit enables Medicare beneficiaries to pay a monthly premium for the covered outpatient drug benefit offered through a private drug plan. The drug benefit is subject to certain cost sharing. Under the standard drug coverage, for 2006 the cost sharing is a $250 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare up to a maximum of $2,250, and no reimbursement for drug costs above $2,250, until the beneficiary has paid $3,600. After that, the MMA provides catastrophic stop loss coverage for annual incurred drug costs in excess of $3,600, subject to nominal cost-sharing. Plans are not required to mirror these limits; instead, Part D drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. These numbers are adjusted on an annual basis. The MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid. The Part D benefit is offered by new regional prescription drug plans. Medicare Advantage organizations must offer a plan with the Part D benefit. In addition, Medicare Advantage plans may bid to offer a stand-alone prescription drug plan that beneficiaries who have fee-for-service Medicare may elect.

The MMA also revised payment methodologies for Medicare Advantage organizations beginning in 2004, and in 2006 the MMA expanded the Medicare Advantage program to include new regional plans which provide out-of-network benefits in addition to in-network benefits, in addition to the traditional HMO and fee-for-service plans established by county. The Secretary of Health and Human Services, or HHS, created 26 regions, each of which may include more than one state or portions of a particular state. The MMA created a new competitive bidding process that began in 2006 for both the local HMO plans and the new regional plans for setting the payment to the Medicare Advantage plans and the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program.

CMS conducts audits of plans qualified under its Medicare program at least biannually and may perform other reviews more frequently to determine compliance with Federal regulations and contractual obligations. These audits include review of the plans’ administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and dis-enrollment activity, claims processing, and complaint systems.

CMS regulations require submission of quarterly and annual financial statements. In addition, CMS requires that certain disclosures be made to them and to Medicare beneficiaries concerning operations of a health plan contracted under the Medicare program. CMS’s rules require disclosure, upon request, to members of information concerning financial arrangements and incentive plans between the plan and physicians in the plan’s networks. These rules also require certain levels of stop loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume.

Fraud and abuse laws

Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in Federal government health care programs such as Medicare. We participate extensively in these programs and have continued our stringent regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

Privacy regulations

The use of individually identifiable data by our business is regulated at Federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

HIPAA mandates guaranteed availability and renewability of health insurance for certain employees and individuals; limits on termination options and on the use of preexisting condition exclusions; prohibitions against discriminating on the basis of health status; and requirements which make it easier to continue coverage in cases where an employee is terminated or changes employers. HIPAA also calls for the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information. We believe that we met the HIPAA Security Rule changes that became effective on April 21, 2005; however HIPAA is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. We do not believe that compliance with HIPAA will have a material adverse effect on our financial condition or results of operations.

Insurance companies also are required to comply with Federal “Do Not Call” regulations. Insurance companies are required to develop their own “Do Not Call” lists and reference state and Federal Do Not Call Registries, before making calls to market insurance products. It is estimated that approximately two thirds of the country’s residential telephone numbers are on the Federal registry, which could limit the marketing calls made and potentially could negatively impact sales.

USA Patriot Act

A portion of the USA PATRIOT Act applying to insurance companies became effective in mid 2004. Insurance companies have to impose tighter processes and procedures to more thoroughly verify its agents, applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our insurance companies have implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers. The identification verification requirement of the USA PATRIOT Act was finalized in late 2005. In May 2006, insurance companies will be required to verify the identity of their applicants, insureds, and beneficiaries. We are establishing internal procedures, securing software and training our home office staff and producers in an effort to comply.

State and local regulation

Each of our insurance company subsidiaries and our health plan affiliates are also subject to the regulations and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. Such regulations cover, among other things, the declaration and payment of dividends by our insurance company subsidiaries, the setting of rates to be charged for some types of insurance, the granting and revocation of licenses to transact business, the licensing of agents, the regulation and monitoring of market conduct and claims practices, the approval of forms, the establishment of reserve requirements, investment restrictions, the regulation of maximum allowable commission rates, the mandating of some insurance benefits, minimum capital and surplus levels, and the form and accounting practices used to prepare financial statements required by statute. A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines or make restitution, which may affect our profitability.

American Pioneer Life Insurance Company (“American Pioneer”) and Peninsular Life Insurance Company (“Peninsular”) are Florida domiciled insurance companies. American Progressive Life & Health Insurance Company of New York (“American Progressive”) is a New York domiciled insurance company. The Pyramid Life Insurance Company (“Pyramid Life”) is a Kansas domiciled insurance company. Pennsylvania Life Insurance Company (“Pennsylvania Life”) is a Pennsylvania domiciled insurance company. American Exchange Life Insurance Company (“American Exchange”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and

Union Bankers Insurance Company (“Union Bankers”) are Texas domiciled insurance companies. Penncorp Life Insurance Company (“Penncorp Life (Canada)”) is a Canadian insurance Company. SelectCare of Texas, LLC (“SelectCare”) is licensed in Texas as a Provider Sponsored Organization (“PSO”). SelectCare Health Plans, Inc. and SelectCare of Oklahoma, Inc. are licensed as HMO’s in Texas and Oklahoma, respectively. Collectively, our insurance subsidiaries are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia, Puerto Rico and all the provinces of Canada. Our managed care subsidiary operates Medicare Advantage coordinated care plans in Texas, Florida and Oklahoma and PFFS plans in 15 states.

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

Under Federal and NAIC model regulations, adopted in substantially all states, there are 14 standard Medicare Supplement plans (Plans A through L and High Deductible Plans F and J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare Supplement insurers must offer Plan A, but may offer any of the other plans at their option. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) prohibits the sale of the former H, I and J plans and authorizes two additional plans after December 2005 (Plans K and L).

Every insurance company that is a member of an “insurance holding company system” generally is required to register with the insurance regulatory authorities in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies and members of the holding company system are required to be “fair and reasonable” and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

Each of our U.S. insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company’s domiciliary state with elective participation by representatives of the other states in which they are licensed to do business. Regularly scheduled regulatory financial examinations have been announced for American Pioneer, American Exchange, Constitution, Marquette, Union Bankers and Pyramid and has commenced for Pennsylvania Life as of and for the period ended December 31, 2005. We have not been informed of any significant findings or adjustments to statutory surplus from these examinations. During 2005, a regularly scheduled examination of SelectCare of Texas was completed as of and for the period ended December 31, 2004, with no significant findings noted. The final report on the examination of American Progressive for the three years ended December 31, 2003 was released in January 2006. This report included several findings of regulatory violations and recommendations relating to sales practices and administrative matters. American Progressive was fined $300,000, which was accrued by American Progressive as of December 31, 2005, and has either taken, or is taking, steps to correct the violations and comply with the recommendations.

During 2004 the Pennsylvania Insurance Department (“PA DOI”) conducted an on-site Market Conduct examination of Constitution. The exam focused on claims processes, policy forms and agent appointments. The PA DOI provided its final report in 2005, which included a $10,000 fine, primarily as a result of late claims payments, due to a processing error which has been corrected. During 2005 the Ohio Department of Insurance conducted a limited Market Conduct exam of the life insurance claims processes of Pennsylvania Life and provided a report of its findings which indicated that all reviewed life insurance claims processes were in compliance. In 2005, the Wisconsin Office of the Commissioner of Insurance (“WI OCI”) initiated an investigation into the sales practices of the Pennsylvania Life sales agents in the state. Company management has met with WI OCI on several occasions to discuss WI OCI’s concerns and to propose Company action. The discussions will continue in an effort to reach a satisfactory agreement.

Many states require deposits of assets by insurance companies for the protection of policyholders either in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2005, securities totaling $42.6 million, representing approximately 3.0% of the carrying value of our total investments, were on deposit with various state treasurers or custodians. As of December 31, 2004 securities totaling $41.8 million, representing approximately 3.5% of total investments, were on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

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

CHCS Services Inc., our senior administrative entity, is subject to regulation as a third party administrator in those states where it services policyholders. The primary intention of the regulation is to ensure adequate financial strength to meet the policyholder obligations.

Dividend Restrictions

New York State insurance law provides that the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance. Management expects that no dividend would be approved until American Progressive had generated sufficient statutory profits to offset its negative unassigned surplus.

Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the Insurance Department, provided they do not exceed the greater of (i) 10% of the insurer’s surplus as to policyholders as of the preceding December 31; or (ii) the insurer’s net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $9.8 million to American Exchange (its direct parent) without the prior approval from the Pennsylvania Insurance Department in 2006.

Texas insurance companies also are required to have positive “earned surplus” as defined by Texas regulations, which differs from statutory unassigned surplus, in order to pay dividends without prior regulatory approval. American Exchange, Constitution, Marquette and Union Bankers had negative earned surplus at December 31, 2005 and would not be able to pay dividends in 2006 without special approval. SelectCare is licensed in Texas as a Provider Sponsored Organization (“PSO”) would also not be able to pay dividends in 2006 without special approval.

Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when certain conditions are met. American Pioneer had negative unassigned surplus at December 31, 2005 and would not be able to pay dividends in 2006 without special approval.

Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During 2005, Penncorp Life (Canada) paid dividends of C$6.4 million (approximately US$5.4 million) to Universal American. During 2005, Penncorp Life (Canada) became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from Penncorp Life (Canada) in 2005 was C$0.2 million (approximately US$0.2 million). Due to limitations resulting from the timing of prior dividend payments by Penncorp Life (Canada), we do not anticipate that Penncorp Life (Canada) will be able to pay dividends in 2006, without prior approval.

Risk-Based Capital and Minimum Capital Requirements

Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer’s business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. Penncorp Life (Canada), is subject to minimum continuing capital and surplus requirements, which Canadian regulators use to assess financial strength and to determine when regulatory intervention is needed. As of December 31, 2005 all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level and Penncorp Life (Canada) maintained minimum continuing capital and surplus requirement ratios in excess of minimum requirements. However, should our insurance company subsidiaries’ and managed care affiliates’ risk-based capital position decline in the future, their ability to pay dividends, required capital contributions from Universal American and the degree of regulatory supervision or control to which they are subjected might be affected.

Guaranty Association Assessments

Our insurance company subsidiaries can be required, under solvency or guaranty laws of most jurisdictions in which they do business, to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer’s financial strength and, in most instances, may be offset against future premium taxes. The insurance company subsidiaries provide for known and expected insolvency assessments based on information provided by the National Organization of Life & Health Guaranty Associations. Our insurance company subsidiaries have not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

Producer Compensation Disclosure

State regulators and attorney generals have initiated investigations into producer compensation and product pricing. While the initial investigations have focused on commercial lines insurers and brokers, it remains to be seen whether the investigations will broaden and potentially change how our products are sold. We have responded to inquiries regarding our sales practices, and we do not anticipate that our responses will require any change in our compensation practices or any other adverse result. The NAIC, at the end of 2004, adopted an amendment to the Producer Licensing Model Act (the “PLMA”) which provides that when compensation is received by one of our producers from both the customer and an insurance company, the producer must receive the customer’s documented acknowledgement that compensation will be received from the insurance company and must disclose the amount of such compensation to the customer. Such disclosures, however, will not be necessary if the producer does not receive a fee from the customer for the placement of insurance and discloses to the customer that he/she is acting on behalf of the insurance company and may provide services to the customer on behalf of the insurance company.

In 2005, Arizona, Connecticut, Georgia, Nevada, Oregon, Rhode Island and Texas passed producer compensation disclosure legislation or regulations. Some other states may be considering legislation or regulations dealing with producer commission disclosure in 2006. It is possible that some states will adopt laws that are broader than the NAIC model amendment.

Annuity Suitability

In September 2003, the NAIC adopted the Senior Protection in Annuity Transaction Model Regulation. States are adopting the Model or similar suitable regulations. The model regulation imposes additional obligations on insurance producers, their supervisors and insurance carriers relating to annuity sales to customers age 65 and over. The burden of demonstrating suitability of the recommended annuity is that of the producer with oversight responsibilities imposed on the producer’s supervisor and the insurer. We have developed and distributed guidelines to our sales forces to assist in complying with the regulations. The NAIC is in the process of revising the Model to require producers to demonstrate annuity suitability for all customers. Such regulatory change will have minimal impact on our annuity business since the processes and procedures are in place and our marketing efforts focus on seniors.

Outsourcing Arrangements

Mainframe Processing—Data Center Outsourcing.   We outsource our mainframe processing to Alicomp (“Alicomp”), a division of Alicare, Inc. The data center is located in Leonia, New Jersey. Our core application software programs are run in Alicomp’s data center facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.

Our current agreement with Alicomp obligates Alicomp to provide us with comprehensive data processing services and obligates us to utilize Alicomp’s services for substantially all of our mainframe data processing requirements. We are billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific services. Our agreement with Alicomp, as amended, expires on December 31, 2008, and is terminable by us with or without cause. Our current agreement with Alicomp is renewable automatically for consecutive one year terms unless and until either party has provided the other with six months prior written notice of nonrenewal. In the event we elect to terminate the contract, we would be subject to termination fees equal to four months of current fees should we terminate the contract in 2006, two months of current fees should we terminate the contract in 2007 and one month of current fees should we terminate the contract in 2008. Alicomp also provides us with mainframe disaster recovery services. During 2005, we paid an average of $0.3 million per month under this contract.

Medicare Part D—Administration.   We outsource the administrative information technology platform necessary to support the Part D business to the Trizetto Group (“Trizetto”). We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information of our Part D business. The initial term for each of the agreements is one year, with automatic renewal from year to year provided that written notice not to renew is given with at least six months prior notice. During 2005, we paid $3.2 million to Trizetto under this contract.

Medicare Advantage Administration.   We also outsource certain administrative services for our Medicare Advantage business, including member services and billing and enrollment to an unaffiliated heath care services company, pursuant to an agreement which expires in December 2010. Under this agreement, we pay a percentage of monthly revenues, based on a tiered scale, for the contracted services. During 2005, we paid an average of $0.5 million per month, under this contract.

Employees

As of February 15, 2006, we employed approximately 1,300 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

Certain Material Weaknesses

Management has identified a material weakness in the Company’s internal control over financial reporting. A discussion of this material weakness can be found in Item 9A of Part II of this Annual Report on Form 10-K. Management believes that the Company has effectively remediated this weakness.

ITEM   1A—Risk Factors

You should carefully consider each of the following risks and all of the other information set forth elsewhere in this Form 10-K. These risks and other factors may affect forward-looking statements, including those contained in this 10-K or made by the Company elsewhere, such as in investor calls or conference presentations. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition and operating results. In that case, the trading price of our common stock could decline materially.

Risks Related To Our Overall Business

We have a significant amount of debt outstanding that contains restrictive covenants and we may be unable to service and repay our debt obligations if our subsidiaries cannot pay sufficient dividends or make other cash payments to us.

As of December 31, 2005, we had $96 million of debt outstanding under our amended credit agreement and $75 million in trust preferred securities. We have available borrowing capacity under our senior secured revolving credit facility of approximately $15 million. Substantially all of the capital stock of our operating subsidiaries is pledged to our bank lenders. Because our principal outstanding indebtedness has been incurred by our parent company, our ability to make interest and principal payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to our parent company. Our subsidiaries will be able to pay dividends to our parent company only if they earn sufficient profits and, in the case of our insurance company and health plan subsidiaries, they satisfy the requirements of the state insurance laws relating to dividend payments and the maintenance of required surplus, to which they are subject.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•       increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•       limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•       limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•       exposing us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable.

Capital constraints could restrict our ability to support our premium growth.

Our continued growth is dependent upon our ability to support premium revenue growth through the expansion of our markets and our network of agents while at the same time maintaining sufficient levels of capital and surplus to support that growth. Our new business growth typically results in reduced income caused by investment expenses in new market expansion and, on certain insurance products, net losses during the early years of a policy (statutory surplus strain). The resulting reduction in capital and surplus can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and other required statutory surplus parameters. In addition, some states, such as Florida and Texas, limit an insurer’s ability to write certain lines of business if gross and/or net premiums written would exceed a specified percentage of capital and surplus. In addition, we are required to maintain adequate risk based capital ratios as prescribed by each state. Moreover, substantially more capital than the statutory minimums are needed to support our level of premium growth and to finance acquisitions. If we cannot generate sufficient capital and statutory surplus to maintain minimum statutory requirements and support our growth, we could be restricted in our ability to generate new premium revenue.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our cash flows and liquidity may be adversely affected.

Our insurance and health plans operations are conducted through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, including our recent offerings of PDP’s and expansion of private fee for service products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

If state regulators do not approve payments, including dividends and other distributions, by our subsidiaries to us, our business and growth strategy could be materially impaired or we could be required to incur additional indebtedness to fund these strategies.

Our health plan and insurance company subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to their earnings. These laws and regulations also limit the amount of management fees our subsidiaries may pay to their affiliates, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state with some states, such as Texas, generally allowing, subject to advance notice requirements, dividends to be declared, provided the subsidiary meets or exceeds the applicable deposit, net worth, and risk-based capital requirements. The discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Subsidiaries that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our subsidiaries, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy and satisfy our debt obligations or we could be required to incur additional indebtedness to fund these strategies.

We hold reserves for expected claims, which are estimated, and these estimates involve an extensive degree of judgment; if actual claims exceed reserve estimates, our results could be materially adversely affected.

Our benefits incurred expense includes estimates of claims incurred but not reported, or IBNR. We, together with our internal and consulting actuaries, estimate our claim liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of benefit expense that we incur may be materially more or less than the amount of IBNR originally estimated, and materially different amounts could be reported in our financial statements for a particular period under different conditions or using different assumptions. Adjustments, if necessary, are made to benefits incurred expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. If our estimates of IBNR are inadequate in the future, our reported results of operations will be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.

Our financial strength rating is lower than several distributors’ minimum acceptable rating and could affect our competitiveness and results of operations.

Increased public and regulatory concerns regarding the financial stability of insurance companies and health plans have resulted in consumers placing greater emphasis upon financial strength ratings and have created some measure of competitive advantage for insurance companies and health plans with higher ratings. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our subsidiaries by independent industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our subsidiary writing the business improves to at least an “A-” from their current “B++.”  The lack of higher A.M. Best ratings for our subsidiaries could adversely affect sales of our products. In addition, any future downgrade in our ratings may cause our policyholders and members to lapse. Increased lapse rates would reduce our premium revenue and net income. Any future downgrade in our ratings could also cause some of our agents to sell less of our products or to cease selling our policies altogether.

Failure to maintain our information systems could adversely affect our business.

Our business depends significantly on efficient, effective and secure information systems. We have various information systems which support our operating segments. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow.

Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.

We have outsourced the operation of our data center to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed.

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

Acquisition risk

As part of our strategy, we have experienced, and expect to continue to experience, considerable growth through acquisitions.

Acquisitions involve numerous additional risks, some of which we have experienced in the past, including:

•       difficulties in integrating operations, technologies, products, systems and personnel of the acquired company;

•       diversion of financial and management resources from existing operations;

•       potential increases in policy lapses;

•       potential losses from unanticipated litigation or levels of claims; and

•       inability to generate sufficient revenue to offset acquisition costs.

In addition, we generally are required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want, including commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.

To the extent we complete an acquisition, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of: (1) additional employees who are not familiar with our operations; (2) new provider networks, which may operate on terms different from our existing networks; (3) additional members, who may decide to transfer to other healthcare providers or health plans; (4) disparate information technology, claims processing, and record keeping systems; and (5) accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of IBNR claims, valuation and accounting for goodwill and intangible assets, stock-based compensation, and income tax matters.

For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, you should be aware that we may issue stock that would dilute stock ownership, incur debt that would restrict our cash flow, assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.

Internal growth and expansion risk

Additionally, we are likely to incur additional costs if we develop new product offerings or enter new service areas or states where we do not currently operate, which may limit our ability to expand to, or further expand in, those areas. Our rate of expansion into new geographic areas may also be limited by:

•       the time and costs associated with designing and filing new product forms and recruiting related sales forces to offer in the new area;

•       the time and costs associated with obtaining an HMO license to operate in the new area or expanding our licensed service area, as the case may be;

•       our inability to develop a network of physicians, hospitals, and other healthcare providers that meets our requirements and those of the applicable regulators;

•       competition, which could increase the costs of recruiting members, reduce the pool of available members, or increase the cost of attracting and maintaining our providers;

•       the cost of providing healthcare services in those areas; and

•       demographics and population density.

Our ability to manage our growth and compete effectively will depend, in part, on our success in addressing these demands and risks. Any failure by us to effectively manage our growth could have a material adverse effect on our business, financial condition or results of operations.

Most of our assets are invested in fixed income securities and are subject to market fluctuations.

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

Compliance with recently enacted laws and regulations is complex and expensive.

Several laws and regulations adopted by the Federal government including Sarbanes-Oxley, the Gramm-Leach-Bliley Act, HIPAA, the USA PATRIOT Act, and “Do Not Call” regulations, have created additional administrative and compliance requirements on us. The requirements of these laws and regulations are still evolving, and the cost of compliance may have an adverse effect on our profitability. In addition, if we do not comply adequately, we may be faced with administrative penalties.

We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, such state standards and laws are not preempted by HIPAA.

We will conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

We are subject to extensive government regulation, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

Our health plans and insurance companies are extensively regulated by the Federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect policyholders, health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

•       imposing additional license, registration, or capital reserve requirements;

•       increasing our administrative and other costs;

•       forcing us to undergo a corporate restructuring;

•       increasing mandated benefits without corresponding premium increases;

•       limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

•       effecting our ability to operate under the Medicare program and to continue to serve our members and attract new members;

•       forcing us to restructure our relationships with providers and agents; or

•       requiring us to implement additional or different programs and systems.

In addition, we are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•       forfeiture of amounts we have been paid pursuant to our government contracts;

•       imposition of civil or criminal penalties, fines or other sanctions on us;

•       loss of our right to participate in government-sponsored programs, including Medicare;

•       damage to our reputation in various markets;

•       increased difficulty in marketing our products and services; and

•       loss of one or more of our licenses to act as an insurer or health maintenance organization or to otherwise provide a service.

Any of these events could reduce our revenues and profitability and otherwise adversely affect our operating results.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 made changes to the Medicare program that will materially impact our operations and could reduce our profitability and increase competition for existing and prospective members.

The MMA substantially changed the Medicare program and will modify how we operate our business. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:

Increased competition could adversely affect our enrollment and results of operations:

•        The MMA increased reimbursement rates for Medicare Advantage plans. Higher reimbursement rates may increase the number of plans that participate in the Medicare program, creating new competition that could adversely affect our profitability and cause increased lapsation in our Medicare Supplement in force as policyholders choose to enroll in a competitors plan.

•        As of 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program and private fee-for-service plans were implemented pursuant to the MMA. Medicare PPO’s and private fee-for-service plans allow their members more flexibility to select physicians than the current plans, which are HMOs that require members to coordinate with a primary care physician. The regional Medicare PPO program and private fee-for-service plans will compete with local Medicare Advantage programs and may affect our Medicare Advantage business. We do not know how the creation of the regional Medicare PPO program and private fee-for-service plans, which are intended to provide further choice to beneficiaries, will affect our Medicare Advantage HMO business.

The new competitive bidding process may adversely affect our profitability:

•        As of January 1, 2006, the payments for the local Medicare Advantage HMO and regional Medicare Advantage PPO programs are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

The new limited annual enrollment process may adversely affect our growth and ability to market our products:

•        Beginning in 2006, Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.

The limited annual enrollment period may make it difficult to retain an adequate sales force:

•        As a result of the limited annual enrollment period and the subsequent “lock-in” provisions of the MMA, our sales force, including our independent sales brokers and agents, may be limited in their ability to market our products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products.

We may be unable to provide the new Medicare Part D benefit profitably (See also “Risks Related To Our Prescription Drug Plan Business”):

•       Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer are required to offer a prescription drug benefit, as defined by Medicare, and Medicare Advantage enrollees will be required to obtain their drug benefit from their Medicare Advantage plan. Such combined managed care plans offering drug benefits are, under the new law, called MA-PD’s. It is not known at this time whether the governmental payments will be adequate to cover the actual costs for this benefit. Current enrollees may prefer a stand-alone drug plan and may dis-enroll from the Medicare Advantage plan altogether in order to participate in another drug plan. Accordingly, the new prescription drug benefit could reduce our profitability and membership enrollment.

•       Some enrollees may have chosen our Medicare Advantage plan in the past rather than a Medicare fee-for-service program because of the added drug benefit that we offer with our Medicare Advantage plans. As of January 1, 2006, Medicare beneficiaries have the opportunity to obtain a drug benefit without joining a managed care plan. We do not know at this time whether our PDP or MA-PD benefits will be as or more attractive than those of our competitors. Additionally, Medicare beneficiaries that participate in a Medicare Advantage plan that enroll in a PDP will be automatically dis-enrolled from their Medicare Advantage plan. Accordingly, the existence of new PDP’s in our service areas could result in our members intentionally or inadvertently dis-enrolling from our plans and reduce our membership and profitability.

•       We began marketing our MA-PD’s and PDP’s in October 2005 and began enrolling members, effective as of January 1, 2006, on November 15, 2005. Our ability to profitably operate our MA-PD’s and PDP’s will depend on a number of factors, including our ability to attract members, to develop the necessary core systems and processes and to manage our medical expense related to these plans. Because required prescription drug benefits are new to Medicare and to the health insurance market generally, there is significant uncertainty of the ultimate market size, consumer demand, and related medical loss ratio. Accordingly, we do not know whether we will be able to operate our MA-PD’s or PDP’s profitably or competitively, and our failure to do so could have an adverse effect on our results of operations.

•       The MMA provides for “risk corridors” that are expected to limit to some extent the losses MA-PD’s or PDP’s would incur if their costs turned out to be higher than those in the per member per month, or pmpm, bids submitted to CMS in excess of certain specified ranges. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. It is anticipated that the initial risk corridors in 2006 and 2007 will provide more protection against excess losses than will be available beginning in 2008 and future years as the thresholds increase and the reimbursement percentages decrease. In addition, we expect there will be a delay in obtaining reimbursement from CMS for reimbursable losses pursuant to the risk corridors. For example, if we incur reimbursable losses in 2006, we would not be reimbursed by CMS until 2007. In that event, we expect there would be a negative impact on our cash flows and financial condition as a result of being required to finance excess losses until we are reimbursed. In addition, as the risk corridors are designed to be symmetrical, a plan whose actual costs fall below their expected costs would be required to reimburse CMS based on a similar methodology as set forth above. Furthermore, reconciliation payments for estimated upfront Federal reinsurance payments, or, in some cases, the entire amount of the reinsurance payments, for Medicare beneficiaries who reach the drug benefit’s catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. Accordingly, it may be difficult to accurately predict or report the operating results associated with our drug benefits.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2005, relating to the accounting for our Medicare Supplement claim reserves and amounts recoverable from reinsurers.  Specifically, our analysis and review controls were not sufficient to ensure that our estimated claims reserves, amounts recoverable from reinsurers and net incurred claims for our Medicare Supplement business were appropriately stated.  As a result of this weakness, our internal controls did not detect the need for adjustments to the amounts initially recorded for these items. Based on additional analysis and procedures performed, management made adjustments in the fourth quarter of 2005 to our claim reserves and amounts recoverable from reinsurers as of December 31, 2005 and the related incurred claims expense for the year ended December 31, 2005 for our Medicare Supplement business prior to the issuance of the consolidated financial statements as of December 31, 2005. The existence of one or more material weaknesses or significant deficiencies could result in errors in our consolidated financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Restrictions on our ability to market would adversely affect our revenue.

We rely on our marketing and sales efforts for a significant portion of our premium revenue growth. The Federal and state governments in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that are permitted. If our marketing efforts were to be prohibited or curtailed, our ability to increase or sustain membership would be significantly harmed, which would adversely affect our revenue.

We may be responsible for the actions of our independent and career agents.

In litigation against our subsidiaries, claims are sometimes made that agents failed to comply with applicable laws, regulations and rules, or acted improperly in other ways and that we are responsible for such failure. Although we require our agents to comply with applicable laws, regulations, and our rules and standards, and maintain monitoring and supervisory procedures to enforce this requirement, we may be held liable for contractual or extra-contractual damages on such claims. We cannot assure you that any future claim will not result in material liability in the future.

Legal and regulatory investigations and actions are increasingly common in the insurance and managed care business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance and health plan operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, alleged agent misconduct, discrimination, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, Federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We, and certain of our officers and directors, currently are party to a number of lawsuits, including purported class actions and derivative claims. These actions generally relate to allegedly false statements about our medical loss ratio and allege various violations of law. These cases currently seek unspecified damages. We also may be subject to additional litigation in the future. Litigation could materially adversely affect our business or results of operations because of the costs of defending these cases, the costs of settlement or judgments against us, or the changes in our operations that could result from litigation. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. In addition, we could suffer significant harm to our reputation, which could have an adverse effect on our business, financial condition and results of operations. As a result, we may incur significant expenses and may be unable to effectively operate our business. Please see “Item 3—Legal Proceedings” for more information about litigation against us.

We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Potential liabilities may not be covered by insurance or indemnity, our insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all.

The occurrence of natural or man-made disasters could adversely affect our financial condition and results of operation.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and pandemic health events such as avian influenza, as well as man-made disasters, including acts of terrorism and military actions. For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends partly on the continued contribution of our senior management and other key employees. While we currently have employment agreements with certain key executives. these do not guarantee that the services of these executives will continue to be available to us. The loss of the services of any of our senior management, or other key employees, could harm our business. In addition, recruiting and retaining the personnel we require to effectively compete in our markets may be difficult. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

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

Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed on an annual basis by contract, and we are obligated during the contract period, which is generally one or two years, to provide or arrange for the provision of healthcare services as established by the Federal government. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our medical loss ratio, or MLR, can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.

Historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:

•       an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•       higher than expected utilization of healthcare services;

•       periodic renegotiation of hospital, physician, and other provider contracts;

•       changes in the demographics of our members and medical trends affecting them;

•       new mandated benefits or other changes in healthcare laws, regulations, and practices;

•       new treatments and technologies;

•       consolidation of physician, hospital, and other provider groups;

•       contractual disputes with providers, hospitals, or other service providers; and

•       the occurrence of catastrophes, major epidemics, or acts of terrorism.

Because of the relatively high average age of the Medicare population, medical expenses for our Medicare Advantage plans may be particularly difficult to control. We attempt to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with primary care physicians and other providers, advance approval for hospital services and referral requirements, case and disease management and quality assurance programs, information systems and reinsurance. Despite our efforts and programs to manage our medical expenses, we may not be able to continue to manage these expenses effectively in the future. If our medical expenses increase, our profits could be reduced or we may not remain profitable.

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

All of the Medicare Advantage programs we offer are through Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. The premium rates paid to health plans like ours by the Federal government are established by contract, although the rates differ depending on a combination of factors such as a member’s health status, age, gender, county or region, benefit mix, member eligibility categories, and the plans’ risk scores. CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2005, risk adjusted payments accounted for 50% of Medicare health plan payments, with the remaining 50% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 75% in 2006, and will increase to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information and thereby enhancing our risk scores.

Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” to prevent health plan payments from being reduced overall while, at the same time, directing higher risk adjusted payments to those plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The President’s budget issued in February 2005 assumed a phase-out of the budget neutrality adjustments over a five year period from 2007 through 2011. On February 8, 2006, the President signed the Deficit Reduction Act of 2005, which is estimated to reduce the growth in Medicare Advantage spending by more than $6 billion over the next five years. Among other changes, the legislation provided for a phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans. These legislative changes will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ premiums will be reduced unless our risk scores increase. We cannot assure you that our risk scores will increase in the future or, if they do, that they will be large enough to offset the elimination of this adjustment.

If we are unable to maintain satisfactory relationships with our providers, our profitability could decline and we may be precluded from operating in some markets.

Our operations and profitability depend, in large part, upon our ability to enter into cost-effective contracts with hospitals, physicians and other healthcare providers in appropriate numbers in our geographic markets and at convenient locations for our members. In any particular market, however, providers could refuse to contract with us, demand higher payments or take other actions that could result in higher healthcare costs, disruption of benefits to our members, or difficulty in meeting our regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. If such a provider or any of our other providers refuse to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be materially adversely affected. Our provider networks could also be materially disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of membership or higher healthcare costs. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market and could preclude us from renewing our Medicare contracts in those markets or from entering into new markets. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our network providers, we may be unable to maintain those relationships or enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or to enter into new provider contracts timely or on favorable terms, our profitability could decline.

We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce such rights.

Our success depends, in part, upon our ability to market our health plans under our brand names, including our “Texan Plus” family of products. While we hold Federal trademark registrations for the “Texan Plus” trademark, we have not taken enforcement action to prevent infringement of our Federal trademark and have not secured registrations of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

We are subject to competition that may limit our ability to increase or maintain membership in the markets we serve.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, new strategic alliances and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location and quality of provider network, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. Our failure to maintain or attract members to our health plans could adversely affect our results of operations. In addition, changes resulting from the MMA may bring additional competitors into our market area. As a result, we may be unable to increase or maintain our membership.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. A small percentage of these providers do not have malpractice insurance. As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability. In addition, managed care organizations may be sued directly for alleged negligence, such as in connection with the credentialing of network providers or for improper denials or delay of care. In addition, Congress and several states are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations.

Negative publicity regarding the managed care industry generally or us in particular may harm our business and operating results.

Negative publicity regarding the managed healthcare industry generally or us in particular may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:

•       requiring us to change our products and services;

•       increasing the regulatory burdens under which we operate;

•       adversely affecting our ability to market our products or services; or

•       adversely affecting our ability to attract and retain members.

Risks Related To Our Insurance Business

Our net income may decline if our premium rates are not adequate.

We set the premium rates on our insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity and duration of the claim, the mortality rate of our policyholder base, the persistency or renewal rate of our policies in force, our commission and policy administration expenses, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our accident & health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration our actual claims experience compared to expected claims experience, policy persistency (which means the percentage of policies that are in-force at certain intervals from the issue date compared to the total amount originally issued), investment income and medical cost inflation. If the regulators do not believe these factors warrant a rate increase, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for rate increases in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to let their policies lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period.

Our reserves for future policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders’ equity.

We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use to set our premiums. For our accident and health insurance business, we establish active life reserves for expected future policy benefits (including for certain of our policies, provisions for return of premiums (“ROP”)), plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, taxability of ROP benefits, inflation, hospital and medical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and prior years’ statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and shareholders’ equity.

The availability of reinsurance on acceptable terms and the financial stability of our reinsurers could impact our ability to manage risk and increase the volume of insurance that we sell.

We utilize reinsurance agreements with larger, financially sound reinsurers to mitigate insurance risks that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. As of December 31, 2005, we ceded to reinsurers approximately 26% of our gross annualized insurance premium in force. Reinsurance arrangements leave us exposed to two risks:  credit risk and replacement risk. Credit risk exists because reinsurance does not relieve us of our liability to our insureds for the portion of the risks ceded to reinsurers. We are exposed to the risk of a reinsurer’s failure to pay in full and in a timely manner the claims we make against them in accordance with the terms of our reinsurance agreements, which could expose our insurance company subsidiaries to liabilities in excess of their reserves and surplus and could expose them to insolvency proceedings. The failure of a reinsurer to make claims payments to us could materially and adversely affect our results of operations and financial condition and our ability to make payments to our policyholders. Replacement risk exists because a reinsurer may cancel its participation on new business issued on advance notice. As a result, we would need to find reinsurance from another source to support our level of new business. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Because our current reinsurance agreements are non-cancelable for business in force, non-renewal or cancellation of a reinsurance arrangement affects only new business and the reinsurer remains liable on business reinsured prior to non-renewal or cancellation. In the event that current reinsurers cancel their participation on new business, we would seek to replace them, possibly at higher rates. If we are not able to reinsure our life insurance products on acceptable terms, we would consider limiting the amount of such new business issued. A failure to obtain reinsurance on acceptable terms would allow us to underwrite new business only to the extent that we are willing and able to bear the exposure to the new business on our own.

Changes in the exchange rate between the U.S. dollar and the Canadian dollar may impact our results.

We publish our consolidated financial statements in U.S. dollars. However, portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2005, approximately 13% of our assets, 8% of our revenues, excluding realized gains, and 19% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholders’ equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our Canadian operations are denominated in Canadian dollars, we are still subject to losses resulting from currency translation that will impact our reported consolidated financial condition, results of operations and cash flows from year to year.

We may experience future lapsation in our Medicare Supplement business.

We experienced higher than expected lapsation in our Medicare Supplement business beginning in the third quarter of 2005  We believe that there are a number of factors contributing to the lapsation, including competitive pressure from other Medicare Supplement companies and Medicare Advantage products, as well as the departure of certain of our sales managers. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare Supplement business will decline from the 2005 level, requiring faster amortization of the deferred costs.

We may experience higher than expected loss ratios in our Medicare Supplement business.

During 2005, we experienced a higher than expected loss ratio on our Medicare Supplement business. As a result of higher than anticipated Part B costs (outpatient doctor costs) and skilled nursing facility incidence, we did not see our historical pattern of seasonal reduction in loss ratios in the latter part of the year. We are actively obtaining appropriate rate action in an effort to reverse the trend in these numbers, however, we can make no assurances that future rate increases will be obtained, or if obtained, will be sufficient. We also cannot give assurance that our Medicare Supplement loss ratio will not continue to increase beyond what we currently anticipate.

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

We have concluded that the sale of long term care insurance does not fit within our strategic or financial goals. We began to curtail the sale of new business in 2003, and stopped all new sales at the end of 2004. Approximately, $39 million of premium remains in force, of which we retain approximately $27 million. The overall block of business continues to generate losses; however we have incurred substantial losses from a specific block of Florida home health care business that we stopped selling in 1999. There can be no assurance that current premiums we charge will be adequate to cover the claims expenses that we will incur in the future. There is also no assurance that rate increases that we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience.

Risks Related To Our Prescription Drug Plan Business

We have incurred and may continue to incur significant expenses in connection with implementing our new prescription drug benefits, which may have an adverse effect on our near-term operating results.

We received approval from CMS to provide prescription drug benefits, as a stand-alone PDP, under Medicare Part D. We have incurred expenses to upgrade and improve our infrastructure, technology, and systems to manage our new prescription drug benefits. We incurred significant expenses in 2005 as we prepared to provide these prescription drug benefits as of January 1, 2006 and will continue to incur additional expenses. In particular, our expenses incurred in connection with the implementation of our prescription drug benefits related to the following:

•       hiring and training of personnel to establish and manage systems, operations, regulatory relationships, and materials;

•       systems development and upgrade costs, including hardware, software, and development resources;

•       marketing and sales;

•       enrolling new members and verifying eligibility with CMS;

•       developing and distributing member materials such as ID cards and member welcome kits; and

•       handling sales inquiry and customer service calls.

Recent challenges faced by CMS and our plans’ information and reporting systems related to implementation of Part D may temporarily disrupt or adversely affect our plans’ relationships with our members.

Partially in anticipation of the implementation of Part D, CMS transitioned to new information and reporting systems, which have recently generated confusing and, we believe in some cases, erroneous membership and payment reports concerning our and others’ Medicare eligibility and enrollment, most of which we believe reflects inadvertently dis-enrolled dual-eligible and other beneficiaries who were already members of one of our plans. In addition, recent media reports are prevalent concerning the confusion caused by failures in systems and reporting for Part D, particularly as these failures adversely affect the access of dual-eligibles and low income beneficiaries to obtain their prescription drugs. These developments have caused our plans to experience short-term disruptions in their operations and challenged our information and communications systems. Although we believe the current conditions are temporary, there can be no assurance that the current confusion, systems failures, and erroneous payment reports will not temporarily disrupt or adversely affect our plans’ relationships with our members, which could result in a reduction of our membership and adversely affect our results of operations.

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

•       We cannot be certain that our products will be competitive, as compared to other PDP’s.

•       We are making actuarial assumptions about the utilization of benefits in our PDP’s. Because Part D is a newly created program, there is no historical basis for these assumptions, and we cannot be assured that these assumptions will prove to be correct and that premiums will be sufficient to cover benefits.

•       We cannot be assured that potential members will accept and acquire insurance from our PDPs, and therefore our anticipated sales under the program may generate significantly less revenue than our current expectations.

•       As of December 31, 2005, CMS had automatically assigned dual eligibles to our PDP plans in regions where our price is under the regional benchmarks. We cannot guarantee that all of these dual eligibles assigned to us will enroll in our PDP’s. In addition, because dual eligible beneficiaries can change their PDP each month, we can not assure that the dual eligible beneficiaries who are automatically assigned to our PDP’s will remain in our PDP’s.

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

•       The costs of developing and marketing our PDP’s will vary based upon the size of membership in our PDP’s. Given the uncertainties and risks described above, the cost of developing PDP’s that will allow us to effectively compete in this new market could exceed our current expectations.

•       Companies that offer Medicare Advantage plans, including us, will be required to offer prescription drug benefits in 2006 as part of the Medicare Advantage plans. Such combined managed care plans offering drug benefits are, under the new law, called MA-PD’s. It is not known at this time whether the governmental payments will be adequate to cover our actual costs for these new MA-PD benefits or, in light of our inexperience with this program, whether we will be able to profitably or competitively manage our MA-PD’s.

•       Some enrollees may have chosen our Medicare Advantage plan in the past rather than those of our competitors or traditional Medicare fee-for-service because of the drug benefit that we offer with our Medicare Advantage plans. We do not know at this time whether our PDP or MA-PD benefits will be as or more attractive than those of our competitors. Additionally, Medicare beneficiaries that participate in a Medicare Advantage plan that enroll in a PDP will be automatically dis-enrolled from their Medicare Advantage plan. Accordingly, the existence of new PDP’s in our service areas could result in our members intentionally or inadvertently dis-enrolling from our plans and reduce our membership and profitability.

•       There is uncertainty as to whether the dual eligibles auto-assigned to us for 2006 will be re-assigned to our PDP’s in 2007.

•       We can not be certain that our bids for 2007 will be competitive to those bids submitted by other PDP’s.

•       If our current providers, including our PBM, terminate their contracts, we will have to contract with other providers to take their place.

ITEM 1B—UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Securities and Exchange Commission staff regarding the registrant’s periodic or current reports under the Act.

ITEM 2—PROPERTIES

Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Lake Mary, Florida. Our Canadian operations are located in Mississauga, Ontario, Canada. Our Administrative Services operations occupy office space in Pensacola and Weston, Florida. Our Medicare Advantage operations occupy office space in Houston and Beaumont, Texas. We lease all of the approximately 295,000 square feet of office space that we occupy. Management considers its office facilities suitable and adequate for the current level of operations. In addition to the above, Pennsylvania Life or Penncorp Life (Canada) is the named lessee on approximately 69 properties occupied by career agents for use as field offices. Rent for these field offices is reimbursed by the agents. Additional information regarding our lease obligations is included in Note 16—Commitments and Contingencies in our consolidated financial statements included in this Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

Securities Class Action and Derivative Litigation

Five actions containing related factual allegations were filed against the Company and certain of its officers and directors between November 22, 2005 and February 2, 2006. One of these actions was voluntarily withdrawn by plaintiffs, and four actions are now pending.

In the first action, Robert Kemp filed a purported class action complaint (the “Kemp Action”) on November 22, 2005, in the United States District Court for the Southern District of New York. The Kemp Action is a purported class action asserted on behalf of those shareholders of the Company who acquired the Company’s common stock between February 16, 2005 and October 28, 2005. Plaintiffs in the Kemp Action seek unspecified damages under Section 10(b) and 20(a) of the Securities Exchange Act of 1934

based upon allegedly false statements by the Company and Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant (hereinafter, the “Officer Defendants”) in press releases, financial statements and analyst conferences during the class period.

Another purported class action was recently filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who had filed a motion to be named as lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action.

Two additional actions have been brought derivatively by shareholders purporting to act on behalf of the Company, and not as class actions. One of these was filed by Green Meadows Partners LLP (the “Green Meadows Action”) on December 13, 2005, in the United States District Court for the Southern District of New York. In the Green Meadows Action, plaintiffs seek contribution under Section 10(b) and 21D of the Exchange Act on the ground that if the Company is found liable to have violated the securities laws in the Kemp Action, then the Officer Defendants are liable for contribution. The Green Meadows Action also asserts three claims under state law for breach of fiduciary duty against the Officer Defendants.

The second derivative action was filed by plaintiff Arthur Tsutsui (the “Tsutsui Action”) on December 30, 2005, in The Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three Officer Defendants named in the other actions, as well as all of the directors sitting on the Company’s Board of Directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that are the subject of the Kemp Action constituted a breach of fiduciary duty by the Officer Defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also seeks recovery of any proceeds derived by the Officer Defendants from the sale of Company stock that was in breach of their fiduciary duties.

All of the cases are at a preliminary stage. In the class actions, motions concerning the appointment of lead plaintiff are pending before the Court. The defendants were not required to respond to these motions, and did not do so. The time for the defendants initially to respond to the class actions will not expire until at least 45 days after the Court enters an order concerning the appointment of lead plaintiff. In the derivative actions, the time for defendants initially to respond to both complaints was extended to April 28, 2006. Each of the Officer Defendants  denies the allegations and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

Other Litigation

We have litigation in the ordinary course of our business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

Part II

ITEM 5—market for registrant’s common equity, related stockholder matters and Issuer purchases of EQUITY securities

Market information

Our common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market tier of The Nasdaq Stock Market (“Nasdaq”) under the symbol “UHCO”. The following table sets forth the high and low sales prices for our common stock on the Nasdaq National Market, as reported by Nasdaq for the periods indicated.

Period	Common Stock
	High	Low
Year Ended December 31, 2004
First Quarter	$12.82	$9.36
Second Quarter	12.50	10.00
Third Quarter	12.95	10.29
Fourth Quarter	16.01	11.07
Year Ended December 31, 2005
First Quarter	18.48	14.16
Second Quarter	24.11	16.26
Third Quarter	25.08	21.19
Fourth Quarter	23.90	13.68
Year Ending December 31, 2006
First Quarter (through February 15, 2006)	18.74	14.88

The closing sale price of our common stock on February 15, 2006, as reported by Nasdaq, was $15.00 per share.

Stockholders

As of the close of business on February 15, 2006, there were approximately 1,100 holders of record of our common stock. We estimate that there are approximately 8,700 beneficial owners of our common stock.

Dividends

We have never declared cash dividends on our common stock, and have no present intention to declare any cash dividends in the foreseeable future.

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2005—October 31, 2005	244,312	$14.69	244,312	462,292
November 1, 2005—November 30, 2005	461,524	$15.87	461,524	1,000,768
December 1, 2005—December 31, 2005	—	—	—	1,000,768
Total	705,836		705,836

(1)          Between October 28, 2005 and November 9, 2005, the Company purchased 705,036 shares in open market transactions at an average price per share of $15.46 in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. All remaining shares were purchased in private transactions.

During 2000, our Board of Directors approved a plan for us to purchase up to 0.5 million shares of our common stock in the open market. Our Board approved an amendment to the plan to increase the total shares authorized for purchase to 1.0 million in March 2002, and during December 2003 approved a second amendment to increase the shares authorized for purchase to 1.5 million. Pursuant to the plan, purchases may be made from time to time at prevailing prices, subject to restrictions on volume and timing.

Between October 28, 2005 and November 9, 2005, the Company purchased 705,036 shares in open market transactions at an average price per share of $15.46 in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. All remaining shares were purchased in private transactions.

On November 11, 2005, our Board of Directors approved a share repurchase program (the “2005 Share Repurchase Program”) that authorized the Company to repurchase up to 1.0 million shares of our Common Stock. The 2005 Share Repurchase Program has no expiration date, and purchases may be made under the 2005 Share Repurchase Program in the open market or in privately negotiated transactions from time to time at management’s discretion, as approved by a committee of the Board. As of December 31, 2005, we have not engaged in any repurchases under the 2005 Share Repurchase Program.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6—SELECTED FINANCIAL DATA

The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2005. We derived the selected financial data presented below for the five fiscal years ended December 31, 2005 from our audited financial statements, which were audited by Ernst & Young LLP, our independent auditors. We have prepared the following data, other than statutory data, in conformity with generally accepted accounting principles. You should read this selected financial data together with our financial statements and the notes to those financial statements as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or for the Year Ended December 31,
	2001	2002	2003(1)	2004(2)	2005
	(in thousands, except per share and other data)
Income Statement Data:
Direct premium and policyholder fees	$513,575	$586,686	$700,415	$854,146	$1,154,367
Reinsurance premium assumed	2,549	5,075	27,042	35,682	32,108
Reinsurance premium ceded	(286,918)	(325,184)	(280,489)	(244,883)	(350,416)
Net premium and other policyholder fees	229,206	266,577	446,968	644,945	836,059
Net investment income	57,812	57,716	61,075	65,191	71,612
Realized gains	3,078	(5,083)	2,057	10,647	5,773
Fee and other income	10,847	12,313	12,648	14,680	18,479
Total revenues	300,943	331,523	522,748	735,463	931,923
Total benefits, claims and other deductions	257,580	287,493	456,269	638,995	849,957
Income before taxes	43,363	44,030	66,479	96,468	81,966
Net income	28,925	30,127	43,052	63,871	53,876
Per Share Data:
Earnings per share:
Basic	0.58	0.57	0.80	1.17	0.94
Diluted	0.57	0.56	0.78	1.13	0.91
Book value per share:
Basic	$4.38	$5.42	$6.41	$7.60	$9.13

	As at
	December 31, 2004	December 31, 2005
Balance Sheet Data:
Total cash and investments	$1,378,339	$1,509,450
Total assets	2,017,088	2,227,979
Policyholder related liabilities	1,343,026	1,428,384
Outstanding bank debt	101,063	95,813
Trust preferred securities	75,000	75,000
Shareholders’ equity	419,421	531,884
Data Reported to Regulators(3):
Statutory capital and surplus	$183,136	$231,810
Asset valuation reserve	2,423	3,182
Adjusted capital and surplus	185,559	234,992

(1) Includes the results of Pyramid Life since its acquisition on March 31, 2003.

(2) Includes the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

(3) Includes capital and surplus of Penncorp Life (Canada) as reported to the Office of the Superintendent of Financial Institutions Canada of C$57,398 as of December 31, 2004, converted at the related exchange rate of C$0.8320 per U.S. $1.00 and C$62,307 as of December 31, 2005,  converted at the related exchange rate of C$0.8606 per U.S. $1.00.

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes included in this Annual Report on Form 10-K.

The following discussion and analysis presents a review of the Company as of December 31, 2005 and its results of operations for the fiscal years ended December 31, 2005, 2004 and 2003.

Overview

Our principal business segments are based on our products and include:  Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. See “Note 21—Business Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K for a description of our segments.

Inter-segment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These inter-segment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change income before taxes. The significant items eliminated include inter-segment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments and interest on notes payable or receivable between the Corporate segment and the other operating segments.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy related liabilities, deferred policy acquisition costs, intangible assets, valuation of certain investments and deferred income taxes. There have been no changes in our critical accounting policies during the current quarter.

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

Deferred policy acquisition costs

The cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  Amortization of deferred acquisition costs for Medicare Supplement policies is periodically adjusted for significant changes in benefit structures and differences in assumed premium rates on a prospective basis, consistent with assumptions used in the related reserves for future policy benefits. During 2005, the Company determined that the historical actual approved rate increases and persistency were higher than assumed levels. The prospective unlocking of these assumptions resulted in a slower amortization of Medicare Supplement deferred acquisition costs.

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

On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2005.

Investment valuation

Fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage-backed and asset-backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based upon current economic conditions, past credit loss experience and other circumstances.

We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. Impairments of securities generally are recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. Generally, we consider a decline in fair value to be other-than-temporary when the fair value of an individual security is below amortized cost for an extended period and we do not believe that recovery in fair value is probable. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates and we intend to hold the security until maturity. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

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

During the year ended December 31, 2005, we released approximately $1.6 million of valuation allowances on tax capital loss carryforwards as a result of investments gains taken during that period. As of December 31, 2005 we have $2.1 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

Medicare Opportunity

We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, more than 44 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old plus certain disabled people under the age of 65. The standard Medicare coverage does not cover prescription drugs except as required in the course of a covered hospital stay. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers begin to turn 65. In addition, many large employers who traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Modernization Act of 2003 (the “MMA”) demonstrated the Federal government’s commitment to expand the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans (“Medicare Advantage”) and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D (“Part D”). Taken together, these conditions present significant opportunities for us to increase the sale of our products.

Medicare Advantage

As a result of the increased reimbursement rates from the Centers for Medicare and Medicaid Services, the Federal agency that administers the Medicare Advantage program (“CMS”), Medicare Advantage plans are able to offer more attractive benefits including enhanced prescription drug coverage pursuant to Part D. Consequently, we believe that enrollment in Medicare Advantage programs is likely to increase in the coming years.

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas. Since 2005, Heritage has expanded its service area to include 8 counties in Texas, and has begun to offer an HMO product in three counties in Florida (Brevard, Broward and Miami-Dade) in 2006. In 2004, we began to offer Medicare Advantage PFFS plans in New York and Pennsylvania. As of January 2006, we are marketing PFFS plans in a total of 15 states.

Medicare Supplement

Medicare Supplement insurance reimburses the policyholder for certain expenses that are not covered by standard Medicare coverage such as deductibles and co-pays. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program, as opposed to the more restrictive networks that exist in Medicare Advantage products. In the past ten years, we have become a successful provider of Medicare Supplement coverage as well as other products designed for the senior market. We believe that the market for Medicare Supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

Recently, there has been increased competition from other Medicare Supplement carriers, as well as from Medicare Advantage plans, which has affected our production of Medicare Supplement business.

During the third and fourth quarters of 2005, we experienced Medicare Supplement claim costs that were higher than the comparable quarters of the prior year, and higher than we had anticipated. During the fourth quarter of 2005, the Company recorded a pre-tax adjustment that increased incurred claims by $9.9 million, or $0.11 per diluted share after tax. Two factors caused this action. First, incurred claims increased by $4.4 million as a result of a change in the estimate of the Company’s Medicare Supplement claim reserves of $6.8 million, offset by an increase in amounts recoverable from reinsurers of $2.4 million.

Second, the Company determined that, over a four year period, it had overstated the amounts recoverable from reinsurers for ceded Medicare Supplement claim reserves. During the fourth quarter of 2005, the Company decreased its recoverable from reinsurers for ceded Medicare Supplement claim reserves by $5.5 million. Approximately $1.1 million of the decrease was determined to relate to the first three quarters of 2005 and $3.1 million of the decrease was determined to relate to the years 2002 through 2004. When the effect of the reserve adjustments relating to prior periods is eliminated, the estimated pro-forma Medicare Supplement loss ratio for the full year 2005 was 73.4%. The increase in our Medicare Supplement loss ratio was primarily as a result of higher-than-anticipated outpatient doctor (Part B) and skilled nursing facility utilization.

We also experienced higher than expected lapsation in our Medicare Supplement business. We believe that there are a number of factors contributing to the lapsation, including competitive pressure from other Medicare Supplement companies and Medicare Advantage products, as well as the departure of certain of our sales managers. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare Supplement business will decline from the 2005 level, requiring faster amortization of the deferred costs.

Medicare Part D

Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone prescription drug benefit plans (“PDP’s”) pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. We have been approved to offer these programs in 32 of the 34 regions that have been established for this program.

Reinsurance—Connecticut State Employees

During the third quarter of 2005, we commenced a new reinsurance arrangement with PharmaCare Captive Re, Ltd. Under the terms of the agreement, we provide an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare’s reinsurance subsidiary under a 100% quota share contract. We receive an underwriting fee of two percent of premium. Annualized premium for this program is approximately $260 million. As a result of this arrangement, both direct and ceded premium increased by approximately $132 million for the year, with no impact on net premium.

Equity Offering

On June 22, 2005, we issued 2.0 million shares of our common stock at a price of $23.61 per share, in a public offering pursuant to a shelf registration. The issuance of these shares generated proceeds to us of $44.2 million, net of underwriters discount and other issuance costs. Additionally, 5.0 million shares were sold under the same shelf registration by Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), our largest shareholder. On July 20, 2005, the underwriters exercised their over-allotment option and we issued an additional 660,000 shares of our common stock at $23.61 per share, generating additional net proceeds of $14.8 million. Following the offering, Capital Z owned 20.2 million shares, or 34.5% of our outstanding common stock. See “Shelf Registration and Equity Offering” in the Liquidity section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Acquisition of Guarantee Reserve Marketing Organization

Effective July 1, 2003, we entered into an agreement with Swiss Re and its newly acquired subsidiary, Guarantee Reserve Life Insurance Company (“Guarantee Reserve”), to acquire Guarantee Reserve’s marketing organization, including all rights to do business with its field force. The primary product sold by this marketing organization is low face amount whole life insurance, primarily for seniors. Beginning July 1, 2003, the Guarantee Reserve field force continued to write this business in Guarantee Reserve, with us administering all new business and assuming 50% of the risk through a quota share reinsurance arrangement. New business has been written by our subsidiaries with 50% of the risk ceded to Swiss Re beginning in the second quarter of 2004 as the products were approved for sale in each state.

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

Acquisition of Pyramid Life

On March 31, 2003, we acquired all of the outstanding common stock of Pyramid Life Insurance Company (“Pyramid Life”). Pyramid Life specializes in selling health and life insurance products to the senior market, including Medicare Supplement, long term care, life insurance, and annuities. With this acquisition, we acquired a $120 million block of in-force business, as well as a career sales force that is skilled in selling senior market insurance products. As of the date of acquisition, Pyramid Life marketed its products in 30 states through a career agency sales force of over 1,000 agents operating out of 39 Senior Solutions® Sales Centers. Operating results generated by Pyramid Life prior to the date of acquisition are not included in our consolidated financial statements.

Results of Operations—Consolidated Overview

The following table reflects income from each of our segments (1) and contains a reconciliation to reported net income:

	For the year ended December 31,
	2003	2004	2005
	(In thousands)
Senior Managed Care-Medicare Advantage(1)	$—	$10,136	$27,829
Senior Market Health Insurance(1)	27,734	35,407	10,181
Specialty Health Insurance(1)	24,435	26,316	26,948
Life Insurance and Annuity(1)	11,981	13,370	15,723
Senior Administrative Services(1)	11,018	13,090	9,449
Corporate(1)	(10,746)	(12,498)	(13,937)
Realized gains	2,057	10,647	5,773
Income before income taxes(1)	66,479	96,468	81,966
Income taxes, excluding capital gains	23,325	28,871	27,734
Income taxes on capital gains	720	3,726	356
Income tax benefit on early extinguishment of debt	(618)	—	—
Total income taxes	23,427	32,597	28,090
Net income	$43,052	$63,871	$53,876
Per Share Data (Diluted):
Net income	$0.78	$1.13	$0.91

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

Years ended December 31, 2005 and 2004

Net income for 2005 declined 16% to $53.9 million, or $0.91 per diluted share, compared to $63.9 million, or $1.13 per diluted share in 2004. Net income for 2005 was affected by higher claim costs and reserve adjustments in our Medicare Supplement business, which reduced net income by $6.3 million, or $0.11 per diluted share, and increased lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits which reduced net income by $1.7 million, or $0.03 per diluted share. Additionally, net income for 2005 was reduced by after-tax expenses of $8.1 million, or $0.14 per diluted share, relating to the implementation of our Part D program and Medicare Advantage growth initiatives. These items are offset, in part, by the growth in our Senior Managed Care business, which added $11.5 million, or $0.21 per diluted share, in 2005.

Net income for 2005 includes realized investment gains, net of tax, of $5.4 million, or $0.09 per diluted share, which reflects the benefit from a $1.6 million release of a tax valuation allowance relating to capital loss carryforwards. The realized investment gains during 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments. Net income for 2004 includes realized investment gains, net of tax, of $6.9 million, or $0.12 per diluted share.

Our overall effective tax rate was 34.3% for 2005, reflecting the release of the valuation allowance noted above, and 33.8% for 2004.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $27.8 million during 2005, an increase of $17.7 million, compared to $10.1 million in 2004, primarily due to the inclusion of the results of Heritage for the full year in 2005 compared to only seven months in 2004 and the continued growth in membership in our Medicare Advantage plans. This segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans, since our acquisition or inception during the second quarter of 2004.

Our Senior Market Health Insurance segment generated segment income of $10.2 million during 2005, a 71% decline compared to segment income of $35.4 million in 2004. Segment income for 2005 was affected by higher claim costs and reserve adjustments in our Medicare Supplement lines and increased lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. Additionally, segment income for 2005 was reduced by expenses of $4.8 million relating to the implementation of our Part D program.

Our Specialty Health Insurance segment income of $26.9 million for 2005 improved by 2% compared to $26.3 million for 2004, primarily as a result of the underwriting fees earned on the new reinsurance arrangement with PharmaCare Re and the strengthening of the Canadian dollar, partially offset by higher claim costs.

Results for our Life Insurance and Annuity segment improved by $2.4 million, or 18%, to $15.7 million compared to 2004, primarily as a result of an increase in renewal business and lower claim costs.

Segment income for our Senior Administrative Services segment decreased by $3.6 million, or 28%, to $9.4 million compared to 2004, primarily as a result of the $5.9 million of expenses incurred in this segment relating to our implementation of Part D, offset in part by growth in premiums managed.

The loss from our Corporate segment increased by $1.4 million, or 12%, compared to 2004. The increase was due primarily to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to 2004.

Years ended December 31, 2004 and 2003

Net income for 2004 increased 48% to $63.9 million, or $1.13 per share, compared to $43.1 million, or $0.78 per share in 2003. During 2004, we recognized realized gains, net of tax, of $6.9 million, or $0.12 per share, compared to realized gains, net of tax, of $1.3 million, or $0.02 per share in 2003. The realized gains in 2004 were generated at Penncorp Life (Canada) as a result of the sale of investments to fund the dividend of approximately $19.9 million paid to the parent company during the first quarter of 2004 and the tax payments made during the first quarter of 2004 relating to 2003 taxable income. See “Liquidity and Capital Resources—Obligations of the Parent Company to Affiliates” for additional information regarding the dividend. Additionally, during the third quarter of 2004, we took the opportunity to realize investment gains as interest rates dropped during the year to make efficient use of our tax capital loss carryforwards. We believe that further opportunity for generating realized investment gains is limited. Our overall effective tax rate was 33.8% for 2004 and 35.2% for 2003.

Our Senior Managed Care—Medicare Advantage segment includes the results of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee for service plans, for the seven months since acquisition or inception.

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

Results for our Life Insurance and Annuity segment improved by $1.4 million, or 12%, to $13.4 million in 2004 compared to 2003, primarily as a result of an increase in business and more favorable morbidity.

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

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
	2003	2004(2)	2005
	(In thousands)
Net premiums	$—	$93,011	$237,891
Net and other investment income	—	517	2,859
Total revenue	—	93,528	240,750
Medical expenses	—	66,449	170,900
Amortization of intangible assets	—	1,901	2,292
Commissions and general expenses	—	15,042	39,729
Total benefits, claims and other deductions	—	83,392	212,921
Segment income	—	10,136	27,829
Depreciation, amortization and interest	—	2,185	2,961
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$—	$12,321	$30,790

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

Our Senior Managed Care - Medicare Advantage segment includes the operations of Heritage and our other initiatives in Medicare managed care, including our Medicare Advantage private fee-for-service plans and special needs plan. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas (“SCOT”), a health plan that offers coverage to Medicare beneficiaries in Houston and Beaumont, Texas, under a contract with CMS. Next, Heritage operates three separate Management Service Organizations (“MSO’s”) that manage the business of SelectCare and two affiliated Independent Physician Associations (“IPA’s”). Lastly, Heritage participates in the profits derived from these IPA’s.

Starting in June 2004, American Progressive, an insurance subsidiary of Universal American, began enrolling members in its private fee-for-service (“PFFS”) product, a Medicare Advantage program that allows its members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, we receive modest premium payments from the members. Beginning September 1, 2005, we have expanded our PFFS product offering to Medicare eligibles in 258 counties in seven new states. As part of this expansion Pyramid Life, an insurance subsidiary of Universal American, began enrolling members in its PFFS product. As of January 1, 2006, we expanded the PFFS product to an additional 152 counties in six states.

In August 2005, SelectCare of Oklahoma (“SCOK”), a wholly owned subsidiary of Heritage, began enrolling members in a Medicare Advantage special needs program that provides health care management services to Medicare eligible seniors in nursing home facilities in ten counties in Oklahoma.

The components of the revenues and results within the segment are as follows:

	For the years ended December 31,
	2004		2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$90,497	$3,722	$217,319	$9,590
Affiliated IPA’s	58,517	5,619	118,245	12,023
MSO’s and Corporate	15,843	1,124	35,991	3,764
Private Fee-for Service	3,333	(329)	22,157	2,452
Eliminations	(74,662)	—	(152,962)	—
Total	$93,528	$10,136	$240,750	$27,829

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from the Health Plan amounting to $117.7 million for 2005 and $59.1 million for the seven months since the acquisition of Heritage in 2004 and management fees received by the MSO’s from the Health Plan and the IPA’s amounting to $35.2 million for 2005 and $15.6 million for the seven months since the acquisition of Heritage in 2004.

Heritage operates a health plan through SCOT, a provider sponsored organization (“PSO”). SCOT offers Medicare Advantage coordinated care plans operating in Southeastern Texas, including Beaumont and Houston, and receives its premiums primarily from CMS. SCOT makes capitated risk payments to IPA’s or other medical groups in the Houston and Beaumont regions, two of which are affiliated IPA’s. In addition, SCOT retains the risk for certain other types of care, primarily out of area emergency and transplants. As of December 31, 2005, SCOT had 24,834 members enrolled. As of December 31, 2005, SCOK had 98 members enrolled in its special needs plan. During 2005, the health plans had revenues of $217.3 million and reported a medical loss ratio of 82.3%. For the seven months since the acquisition of Heritage in 2004, the health plans had revenues of $90.5 million and reported a medical loss ratio of 83.3%.

Heritage participates in the profits from the two affiliated IPA’s that receive capitated payments from SCOT. As of December 31, 2005, the affiliated IPA’s managed the care for approximately 15,795 SCOT members. During 2005, the IPA’s earned $12.0 million on $118.2 million in revenues received from SCOT. For the seven months since the acquisition of Heritage in 2004, the IPA’s earned $5.6 million on $58.5 million in revenues received from SCOT.

Heritage owns three MSO’s that provide comprehensive management services to SCOT and its affiliated IPA’s as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For 2005, these MSO’s earned $3.8 million of income on $36.0 million of fees collected. For the seven months since the acquisition of Heritage in 2004, these MSO’s earned $1.1 million of income on $15.8 million of fees collected.

As of December 31, 2005, American Progressive and Pyramid Life had 5,078 members enrolled in their PFFS plans. During 2005, American Progressive and Pyramid Life collected $22.2 million of premium from CMS and the members, and reported a medical loss ratio of 67.2%. For the seven months since inception in 2004, American Progressive and Pyramid Life collected $3.3 million of premium from CMS and the members, and reported a medical loss ratio of 75.4%.

Segment Results—Senior Market Health Insurance

	For the year ended December 31,
	2003	2004	2005
	(In thousands)
Premiums:
Direct and assumed	$511,272	$567,445	$571,486
Ceded	(243,215)	(212,122)	(180,966)
Net premiums	268,057	355,323	390,520
Net investment income	3,341	4,167	4,783
Other income	221	859	1,001
Total revenue	271,619	360,349	396,304
Policyholder benefits	184,493	246,019	291,696
Change in deferred acquisition costs	(21,914)	(32,878)	(31,035)
Amortization of intangible assets	1,823	1,973	3,858
Commissions and general expenses, net of allowances	79,483	109,828	121,604
Total benefits, claims and other deductions	243,885	324,942	386,123
Segment income	$27,734	$35,407	$10,181

Years ended December 31, 2005 and 2004

Our Senior Market Health Insurance segment generated segment income of $10.2 million during 2005, a 71% decline compared to segment income of $35.4 million in 2004. Segment income for 2005 was affected by higher claim costs and reserve adjustments in our Medicare Supplement lines and increased lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. Additionally, segment income for 2005 was reduced by expenses of $4.8 million relating to the implementation of our Part D program.

Revenues.   Net premiums for the Senior Market Health Insurance segment increased by $35.2 million, or 10%, compared to 2004, due to increased retention of our Medicare Supplement business, rate increases and new sales.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $45.7 million, or 19%, compared to 2004. Overall loss ratios for the segment increased 550 basis points to 74.7% for 2005 compared to 69.2% for 2004. During the fourth quarter of 2005, the Company recorded a pre-tax adjustment that increased incurred claims by $9.9 million. Two factors caused this action. First, incurred claims increased by $4.4 million as a result of a change in the estimate of the Company’s Medicare Supplement claim reserves of $6.8 million, offset by an increase in amounts recoverable from reinsurers of $2.4 million. Second, the Company determined that, over a four year period, it had overstated the amounts recoverable from reinsurers for ceded Medicare Supplement claim reserves. During the fourth quarter of 2005, the Company decreased its recoverable from reinsurers for ceded Medicare Supplement claim reserves by $5.5 million. Approximately $1.1 million of the decrease was determined to relate to the first three quarters of 2005 and $3.1 million of the decrease was determined to relate to the years 2002 through 2004. When the effect of the reserve adjustments relating to prior periods is eliminated, the estimated pro-forma Medicare Supplement loss ratio for the full year 2005 was 73.4%. The increase in our Medicare Supplement loss ratio was primarily as a result of higher-than-anticipated outpatient doctor (Part B) and skilled nursing facility utilization. Approximately $10.0 million of the increase related to the increase in the loss ratio, exclusive of the reserve adjustment noted above. Additionally, higher net premiums added approximately $25.8 million to policyholder benefits.

The increase in deferred acquisition costs was $1.8 million less for 2005, than the increase for 2004. We experienced higher than expected lapsation in our Medicare Supplement business beginning in the third quarter of 2005. We believe that there are a number of factors contributing to the lapsation, including competitive pressure from other Medicare Supplement companies and Medicare Advantage products, as well as the departure of certain of our sales managers. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. The excess lapsation of our Medicare supplement in force resulted in the acceleration of approximately $4.6 million in the amortization of deferred acquisition costs. Excluding the effect of the excess lapsation, the increase in deferred acquisition costs was $2.7 million more for 2005, than for 2004, primarily as a result of higher retained premium and the effect of prospective unlocking resulting from higher than anticipated rate increases and better than anticipated persistency (excluding the lapses incurred from the departure of the sales managers discussed above). As a percentage of premium, the increase in deferred acquisition costs, excluding the effect of the excess lapsation, was 9.1% for 2005 compared to 9.3% for 2004.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life, and increased by $1.9 million compared to 2004, due to the excess lapsation of in force business noted above.

Commissions and general expenses increased by $11.8 million, or 11%, compared to 2004. The following table details the components of commission and other operating expenses:

	2004	2005
	(In thousands)
Commissions	$84,977	$81,470
Other operating costs	72,269	77,335
Reinsurance allowances	(47,418)	(37,201)
Commissions and general expenses, net of allowances	$109,828	$121,604

The ratio of commissions to gross premiums decreased to 14.3% for 2005, from 15.0% for 2004, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium. Other operating costs as a percentage of gross premiums were 13.5% for 2005, compared to 12.7% for 2004. The increase relates primarily to the $4.8 million of expenses related to the implementation of our Part D program. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 20.6% for 2005 from 22.4% for 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Years ended December 31, 2004 and 2003

Our Senior Market Health Insurance segment results improved by $7.7 million, or 28%, to $35.4 million in 2004 compared to 2003, primarily as a result of the inclusion of the results of operations of the Pyramid Life business for a full year in 2004 compared to only nine months in 2003 and increased retention of the Medicare Supplement business. We have increased our retention to 100% for all Medicare Supplement business sold as of January 1, 2004.

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

	2003	2004
	(In thousands)
Commissions	$78,014	$84,977
Other operating costs	61,236	72,269
Reinsurance allowances	(59,767)	(47,418)
Commissions and general expenses, net of allowances	$79,483	$109,828

The ratio of commissions to gross premiums decreased to 15.0% during 2004, from 15.3% in 2003, as a result of the growth in the in force renewal premium from better persistency and rate increases. Other operating costs as a percentage of gross premiums increased to 12.7% during 2004 from 12.0% in 2003. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded also decreased to 22.4% during 2004 from 24.6% in 2003, primarily due to the reduction in new business ceded and the affects of normal lower commission allowances on an aging base of renewal ceded business.

Segment Results—Specialty Health Insurance

	For the year ended December 31,
	2003	2004	2005
	(In thousands)
Premiums:
Direct and assumed	$173,746	$171,959	$301,058
Ceded	(29,131)	(24,416)	(153,227)
Net premiums	144,615	147,543	147,831
Net investment income	26,970	26,351	27,152
Other income	546	874	1,264
Total revenue	172,131	174,768	176,247
Policyholder benefits	97,204	96,932	102,276
Change in deferred acquisition costs	(10,553)	(8,292)	(8,799)
Commissions and general expenses, net of allowances	61,045	59,812	55,822
Total benefits, claims and other deductions	147,696	148,452	149,299
Segment income	$24,435	$26,316	$26,948

Years ended December 31, 2005 and 2004

Our Specialty Health Insurance segment income improved by 2%, to $26.9 million for 2005, compared to $26.3 million for 2004, primarily as a result of the underwriting fees earned on the new reinsurance arrangement with PharmaCare Re and the strengthening of the Canadian dollar, partially offset by higher claim costs. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar in 2005. The average conversion rate increased 7%, to C$0.8256 per U.S.$1.00 for 2005, from C$0.7689 per U.S.$1.00 for 2004. This strengthening added approximately $1.0 million of pre-tax income to the Specialty Health segment results compared to 2004. See discussion below under the heading “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $132.2 million in connection with the PharmaCare Re reinsurance agreement discussed above. Net premiums increased by $0.3 million, or less than 1%, compared to 2004. Canadian business accounted for approximately 43% of the net premiums of this segment for 2005 and 40% of the net premiums for 2004. The stronger Canadian dollar and increased sales in Canada generated an increase in premiums of approximately $5.0 million, which was offset by reductions of $3.1 million in our U.S. fixed benefit accident and sickness line, $1.0 million in our long term care line and $0.5 million in our major medical and other lines.

Net investment income increased by approximately $0.8 million, or 3%, compared to 2004. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $5.3 million, or 6%, compared to 2004, primarily as a result of higher loss ratios for our U.S. fixed benefit accident and sickness line, our Canadian business and our long term care line. Overall loss ratios for the segment increased to 69.2% for 2005 compared to 65.7% for 2004.

The increase in deferred acquisition costs was $0.5 million more in 2005 than the increase in 2004, primarily as a result of the increase in commissions and acquisition costs for our Canadian business.

Commissions and general expenses decreased by $4.0 million, or 7%, in 2005 compared to 2004, primarily as a result of an increase in reinsurance allowances of $2.6 million due to the underwriting fees earned on the new reinsurance arrangement with PharmaCare Re. Commissions for our U.S. fixed benefit accident and sickness line decreased by $2.3 million and commissions for our long term care line decreased by $0.9 million as a result of the decline in premiums for those lines. Commissions for our Canadian business increased by $1.7 million, consistent with the increased sales.

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

Revenues.   Net premiums for the Specialty Health Insurance segment increased by $2.9 million, or 2%, compared to 2003. Approximately, $1.9 million of the increase relates to additional long term care and major medical premiums from the inclusion of the results of operations of Pyramid Life business for a full year in 2004 compared to only nine months in 2003. The balance of the increase is due to rate increases, offset by a reduction in long term care premium as a result of our decision to discontinue marketing that product, beginning in late 2003. Canadian business accounted for approximately 40% of the net premiums of this segment in 2004 and 38% of the net premiums in 2003, the increase attributed to the stronger Canadian dollar.

Net investment income decreased by approximately $0.6 million, or 2%, compared to 2003. The decrease is due primarily to a combination of lower yields and a decrease in invested assets, due to the dividend paid by Penncorp Life (Canada) to our parent holding company in early 2004.

Benefits, Claims and Expenses.   Policyholder benefits, including the change in reserves, decreased by $0.3 million, or less than 1%, during 2004 compared to 2003, primarily as a result of improved loss ratios. Overall loss ratios for the segment declined to 65.5% in 2004 compared to 67.2% in 2003. During 2004 we recorded a non-recurring reduction in reserves in the amount of U.S. $1.3 million (C$1.8 million) which was identified during a review in connection with a conversion of the actuarial system used to determine reserves on our Canadian policies. Additionally, during 2004, we increased reserves on the runoff block of Florida home healthcare business by $1.4 million as a result of an actuarial study performed on this block.

The increase in deferred acquisition costs was $2.3 million less in 2004, compared to the increase in 2003. This was a result of a lower level of new business being written relative to the amortization of amounts previously capitalized.

Commissions and general expenses decreased by $1.2 million, or 2%, in 2004 compared to 2003. Approximately $0.6 million of the decrease relates to reductions in general expenses and the balance relates to lower commission expense as a result of the reduction in new business sold.

Segment Results—Life Insurance and Annuity

	For the year ended December 31,
	2003	2004	2005
	(In thousands)
Premiums :
Direct and assumed	$43,933	$61,543	$76,565
Ceded	(7,793)	(11,506)	(16,825)
Net premiums	36,140	50,037	59,740
Net investment income	30,742	34,207	36,299
Other income	208	279	129
Total revenue	67,090	84,523	96,168
Policyholder benefits	26,411	34,844	37,523
Interest credited to policyholders	14,900	18,617	19,069
Change in deferred acquisition costs	(18,637)	(24,337)	(16,906)
Amortization of intangible assets	817	925	269
Commissions and general expenses, net of allowances	31,618	41,104	40,490
Total benefits, claims and other deductions	55,109	71,153	80,445
Segment income	$11,981	$13,370	$15,723

Years ended December 31, 2005 and 2004

Results for our Life Insurance and Annuity segment improved by $2.4 million, or 18%, to $15.7 million compared to 2004, primarily as a result of an increase in renewal business and lower claim costs.

Revenues.   Net premiums for the segment increased by $9.7 million, or 19%, compared to 2004. Approximately $9.3 million of the increase relates to the growth in renewal premiums for our senior life product. Ceded premiums increased by approximately $5.3 million, primarily as a result of the increase in our senior life premiums.

Our agents sold $44.8 million of fixed annuities during 2005 and $72.0 million during 2004. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $2.1 million, or 6%, compared to the 2004, primarily as a result of the increase in policyholder account balances as a result of the additional deposits received as noted above, offset by a decline in yields on the portfolio.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $2.7 million, or 8%, compared to 2004. The increase in business and related reserves added approximately $6.9 million to policyholder benefits during 2005, however this was offset by approximately $4.1 million as a result of favorable mortality, including a larger amount of reinsurance to offset claims, as compared to 2004. Interest credited increased by $0.5 million, due to the increase in policyholder account balances as a result of continued annuity sales, offset by a reduction in our overall credited rates. The increase in deferred acquisition costs was $7.4 million less during 2005, as compared to the increase in 2004. This was primarily due to lower production of new senior life insurance and annuity business during 2005, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization corresponding to the increased level of insurance in force. Commissions and general expenses decreased by $0.6 million, or 2%, compared to 2004, due to the lower levels of new senior life insurance an annuity business, as noted above.

Years ended December 31, 2004 and 2003

Results for our Life Insurance and Annuity segment improved by $1.4 million, or 12%, to $13.4 million in 2004 compared to 2003, primarily as a result of an increase in business and more favorable morbidity.

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

Segment Results—Senior Administrative Services

	For the year ended December 31,
	2003	2004	2005
	(In thousands)
Affiliated Fee Revenue
Medicare Supplement	$22,478	$29,376	$30,602
Long term care	2,589	2,752	2,641
Life insurance	2,480	3,942	3,005
Other	1,797	2,819	3,101
Total Affiliated Revenue	29,344	38,889	39,349
Unaffiliated Fee Revenue
Medicare Supplement	9,469	8,557	8,192
Long term care	7,065	6,331	8,204
Non-insurance products	1,563	1,552	1,461
Other	1,042	1,330	1,918
Total Unaffiliated Revenue	19,139	17,770	19,775
Service fee and other income	48,483	56,659	59,124
Net investment income	48	9	—
Total revenue	48,531	56,668	59,124
Amortization of present value of future profits	370	418	478
General expenses	37,143	43,160	49,197
Total expenses	37,513	43,578	49,675
Segment income	11,018	13,090	9,449
Depreciation, amortization and interest	2,038	2,199	2,285
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$13,056	$15,289	$11,734

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

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $4.1 million in the year ended December 31, 2005, $5.3 million for 2004 and $7.4 million for 2003. These fees, together with the affiliated revenue, were eliminated in consolidation.

Years ended December 31, 2005 and 2004

Segment income for our Senior Administrative Services segment decreased by $3.6 million, or 28%, to $9.4 million compared to 2004, primarily as a result of the $5.9 million of expenses incurred in this segment relating to our implementation of Part D, offset in part by growth in premiums managed.

Service fee revenue increased by $2.5 million, or 4%, compared to 2004. Affiliated service fee revenue increased by $0.5 million compared to 2004 as a result of the increase in Medicare Supplement business in force at our insurance subsidiaries offset, in part by a decline in revenues for administration of affiliated life insurance business. Unaffiliated service fee revenue increased by $2.0 million compared to 2004, due primarily to an increase of $1.9 million, or 30%, for services for long term care products. General expenses for the segment increased by $6.1 million, or 14%, due to the Part D implementation costs, as well as an increase in business.

Years ended December 31, 2004 and 2003

Our Senior Administrative Services segment income improved by $2.1 million, or 19%, compared to 2003. This improvement was primarily a result of the growth in premiums managed. EBITDA for this segment increased $2.2 million, or 17%, compared to 2003.

Service fee revenue increased by $8.2 million, or 17%, compared to 2003. Affiliated service fee revenue increased by $9.5 million compared to 2003 as a result of the increase in Medicare Supplement business in force at our insurance subsidiaries, including Pyramid, for which CHCS Services began providing service effective January 1, 2004, and fees from the administration of the life insurance products sold by the Guarantee Reserve marketing organization that was acquired in July 2003. Unaffiliated service fee revenue decreased by approximately $1.4 million primarily due to the reduction in the fees from the underwriting work we performed for the consortium that is offering long term care to employees of the Federal government and their families. The initial enrollment period for this program, for which we performed underwriting, began in the third quarter of 2002 and ended during the first quarter of 2003. General expenses for the segment increased by $6.0 million, or 16%, due primarily to the increase in business.

Segment Results—Corporate

The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2003	2004	2005
	(In thousands)
Interest	$4,894	$7,903	$10,983
Early extinguishment of debt	1,766	—	—
Amortization of capitalized loan origination fees	492	727	897
Stock-based compensation expense	367	92	(18)
Other parent company expenses, net	3,227	3,776	2,075
Segment loss	$10,746	$12,498	$13,937

Years ended December 31, 2005 and 2004

The loss from our Corporate segment increased by $1.4 million, or 12%, in 2005 compared to 2004. The increase was due primarily to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to 2004. Our combined outstanding debt was $170.8 million at December 31, 2005 compared to $176.1 million at December 31, 2004. The weighted average interest rate on our loan payable increased to 5.5% for 2005 from 4.1% for 2004. The weighted average interest rate on our other long term debt increased to 7.2% for 2005 from 6.3% for 2004. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt. The increase in interest cost was offset partially by interest income earned on the proceeds from our equity offering in June 2005.

Additionally, certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability has been reduced as, and to the extent that, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2005, $1.8 million of the liability was released, compared to a release of $0.6 million in 2004.

Years Ended December 31, 2004 and 2003

The loss from our Corporate segment increased by $1.8 million, or 16%, compared to the 2003. The increase was due to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, offset in part, by a reduction in the weighted average interest rates, as compared to the same period of 2003. Our combined outstanding debt was $176.1 million at December 31, 2004 compared to $113.2 million at December 31, 2003. The weighted average interest rate on our loan payable decreased to 4.1% for 2004 from 4.5% for 2003. The weighted average interest rate on our other long term debt increased slightly to 6.3% for 2004 from 5.9% for 2003. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt. In 2003, we reported a $1.8 million charge relating to the early extinguishment of debt that was incurred during the first quarter of 2003 that did not recur in 2004. Other parent company expenses increased as a result of additional expenses from an increase in corporate governance related activities, as well as management bonuses. Additionally, during the fourth quarter of 2004, $0.6 million of the retiree plan termination liability was released compared to a release of $0.4 million in 2003.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2005, are shown below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long Term Debt Obligations(1):
Trust preferred securities(2)	$248,769	$5,667	$11,809	$12,745	$218,549
Loan payable(3)	115,044	11,566	22,087	81,391	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	26,191	4,189	8,162	7,085	6,754
Purchase Obligations(4)	44,042	11,734	19,708	12,600	—
Policy Related Liabilities(5)
Policyholder account balances	702,501	49,842	90,964	80,461	481,234
Reserves for future policy benefits	1,136,141	61,974	116,501	107,233	850,433
Policy and contract claims	130,886	117,274	13,465	148	—
Other Long—Term Liabilities	—	—	—	—	—
Total	$2,403,574	$262,246	$282,696	$301,663	$1,556,970

(1)          These obligations include contractual interest and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2005 and does not include any obligations arising as a result of our shelf registration.

(2)          Trust preferred securities all have scheduled maturities of 30 years from the dates of issue; however they are all callable by us five years from the date of issuance. For the purpose of this schedule, we have assumed that the securities will be redeemed at their scheduled maturities, not the call date. Accordingly, the obligation for repayment of principal relating to these is included in the more than 5 Years column. The trust preferred securities all have floating rate coupons, except for $15 million which has a fixed rate through its no call period and then converts to a floating rate. Additionally, we have entered into separate swap agreements whereby we pay fixed rates on $35 million of the trust preferred securities through the no call period. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the base rate in effect at December 31, 2005 to all future periods. Additionally, we assumed that, upon the expiration of the swap agreements and the fixed rate, the rate for the respective trust preferred securities adjusted to a variable rate using the current base rate.

(3)          Includes scheduled amortization through final maturity in 2009. The loan payable is floating rate debt. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2005 to all future periods.

(4)          Includes minimum obligations on our data center outsourcing contract, as well as our outsourced administrative service contracts for certain portions of our Part D business and our HMO product (See Outsourcing Arrangements above). Our actual monthly payments are affected by the amount of service provided under the contract and the levels of business administered and currently the actual payments exceed the minimums stated in the contracts. Therefore our actual payments will exceed the amounts presented in the above schedule based upon future usage and premium amounts.

(5)          The obligations on policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our liabilities for policyholder account balances and reserves for future policy benefits totaling $1.3 billion, along with future net premiums,  investment income and recoveries from our reinsurers, will be sufficient to fund future policy benefit payments. In addition, we anticipate that our policy and contract claims liability totaling $130.3 million, along with recoveries from our reinsurers, will be sufficient to fund these claim liability payments.

Liquidity and Capital Resources

Our capital is used primarily to support the retained risks and growth of our insurance company subsidiaries and health plan and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

We require cash at our parent company to meet our obligations under our credit facility. We also require cash to pay the operating expenses necessary to function as a holding company (applicable insurance department regulations require us to bear our own expenses), and to meet the costs of being a public company.

We believe that our current cash position, the availability of our $15.0 million revolving credit facility, the expected cash flows of our administrative service company and management service organizations (acquired in the acquisition of Heritage) and the surplus note interest and principal payments from American Exchange (as explained below) can support our parent company obligations for the foreseeable future. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of December 31, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective January 1, 2006, the interest rate on the term loan was 6.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

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

The obligations of the Company under the Amended Credit Facility are guaranteed by our subsidiaries, CHCS Services Inc., WorldNet Services Corp., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the “Guarantors”) and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, CHCS Services Inc., WorldNet Services Corp., Heritage and HHS Texas Management, Inc., have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

The Amended Credit Facility requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, a minimum risk based capital test and a minimum consolidated net worth test. The Amended Credit Facility also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Amended Credit Facility contains customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency and judgment defaults. During the fourth quarter of 2005, the Company was in default with a covenant regarding limitations on treasury stock repurchases. The Company requested and received, from the administrative agent for the bank group, a waiver of the event of default and an amendment to the Amended Credit Facility to increase the limitation for treasury stock purchases to $30.0 million in the aggregate after January 1, 2006.

The Company made regularly scheduled principal payments of $5.3 million during the year ended December 31, 2005, $5.7 million during 2004 and $8.7 million during 2003 in connection with its credit facilities. The Company paid interest of $5.5 million during 2005, $3.1 million during 2004 and $2.7 million during 2003 in connection with its credit facilities. Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise.

The following table shows the schedule of principal payments (in thousands) remaining on our Amended Credit Agreement, with the final payment in March 2009:

2006	$5,250
2007	5,250
2008	5,250
2009	80,063
$95,813

2003 Refinancing of Debt

On March 31, 2003, the Credit Facility issued in 1999 was repaid from the proceeds of the Credit Agreement obtained in connection with the acquisition of Pyramid Life. The early extinguishment of this debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

Other Long Term Debt

We formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of our parent holding company (the “Junior Subordinated Debt”) and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, we have deconsolidated the trusts.

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2005
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		8.2%
May 2033	15,000	Floating	420		8.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
	$75,000

(1)          Effective September, 2003, we entered into a swap agreement whereby it will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

(2)          The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008 it will be converted to a floating rate equal to LIBOR plus 410 basis points.

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

The Capital Securities represent an undivided beneficial interest in the Trusts’ assets, which consist solely of the Junior Subordinated Debt. Holders of the Capital Securities have no voting rights. Our parent holding company owns all of the common securities of the Trusts. Holders of both the Capital Securities and the Junior Subordinated Debt are entitled to receive cumulative cash distributions accruing from the date of issuance, and payable quarterly in arrears at a floating rate equal to the three-month LIBOR plus a spread. The floating rate resets quarterly and is limited to a maximum of 12.5% during the first sixty months. Due to the variable interest rate for these securities, we may be subject to higher interest costs if short-term interest rates rise. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debt at maturity or upon earlier redemption. The Junior Subordinated Debt is unsecured and ranks junior and subordinate in right of payment to all present and future senior debt of our parent holding company and is effectively subordinated to all existing and future obligations of the Company’s subsidiaries. Our parent holding company has the right to redeem the Junior Subordinated Debt after five years from the date of issuance.

Our parent holding company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture’s maturity date. During any such period, interest will continue to accrue and our parent holding company may not declare or pay any cash dividends or distributions on, or purchase, our common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. Our parent holding company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. We have guaranteed, on a subordinated basis, all of the Trusts’ obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

We paid $5.3 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2005, $4.7 million during 2004 and $2.1 million during 2003.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, and Ontario, Canada. Rent expense was $4.2 million for the year ended December 31, 2005, $3.0 million for 2004 and $2.4 million for 2003. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2006	$4,189
2007	4,151
2008	4,011
2009	3,619
2010 and thereafter	10,220
Totals	$26,190

In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessees on 69 properties occupied by Career Agents for use as field offices. The Career Agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the Career Agents for these field offices during 2005 was approximately $1.7 million.

Shelf Registration

On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P. (“Capital Z”), our largest shareholder. The shelf registration statement was declared effective in December, 2004.

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

Subsequent to the offering noted above, the aggregate amount that remains available for offering under the shelf registration statement is $77.2 million.

Obligations of the Parent Company to Affiliates

In January 2002, our parent company issued an $18.5 million, 8.5% debenture to Pennsylvania Life in connection with the transfer of the business of Pennsylvania Life’s Canadian Branch to Penncorp Life (Canada). The debenture has been repaid in full as of December 31, 2005. Our parent company repaid principal of $4.5 million in 2002, $7.1 million in 2003, $3.5 million in 2004 and $3.4 million in 2005. Our parent holding company paid $0.3 million in interest on these debentures during 2005, $0.5 million in 2004 and $1.0 million in 2003. The interest on these debentures is eliminated in consolidation. Dividends from Penncorp Life (Canada) funded all the interest and principal paid on the debenture.

Sources of Liquidity to the Parent Company

We anticipate funding the obligations of the parent company and the capital required to grow our business from the four distinct and uncorrelated sources of cash flow within the organization as follows:

•       the expected cash flows of our senior administrative services company;

•       the expected cash flows of our senior managed care company (acquired in the acquisition of Heritage);

•       dividend payments received from Penncorp Life (Canada); and

•       surplus note principal and interest payments from American Exchange.

In addition, we have access to the $15.0 million available under the revolving portion of our credit facility. Finally, we have the ability, from time to time, to access the capital markets for additional capital.

There can be no assurance as to our actual future cash flows, from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets.

The issues affecting the profitability of the Company during the third and fourth quarters of 2005, as discussed in the Managements’ Discussion and Analysis, do not materially affect the sources of liquidity to the Parent Company as discussed below. The increase in the Medicare Supplement loss ratios is confined to insurance companies that we do not look to for significant cash flow. The increased amortization of deferred acquisition cost and present value of future profits is a non-cash item.

Senior Administrative Services Company.   Liquidity for our Senior Administrative Services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our Senior Administrative Services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the Senior Administrative Services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA for our Senior Administrative Services segment was $11.7 million for the year ended December 31, 2005, $15.3 million for 2004 and $13.1 million for 2003. The reduction in EBITDA from 2004 to 2005 was a result of the $5.9 million of expenses incurred in this segment relating to our implementation of Part D.

Senior Managed Care Company.   Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SCOT and services provided to the IPA’s. Dividend payments by SCOT to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SCOT’s state of domicile. SCOT is not able to pay dividends during 2006 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $30.8 for the year ended December 31, 2005 and $12.3 million for the seven months since its acquisition on May 28, 2004 through December 31, 2004.

Penncorp Life (Canada) Dividends.   Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During 2005, Penncorp Life (Canada) paid dividends of C$6.4 million (approximately US$5.4 million) to Universal American. During 2005, Penncorp Life (Canada) became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from Penncorp Life (Canada) in 2005 was C$0.2 million (approximately US$0.2 million). During the first quarter of 2004, Penncorp Life (Canada) paid dividends of C$26.7 million (approximately US$20.0 million) to Universal American, relating to 2003 net income. The amount of the dividend was larger than normal due to a benefit received by Penncorp Life (Canada) from an actuarial experience study that allowed Penncorp Life (Canada) to reduce its policy benefit reserves at December 31, 2003 on a Canadian GAAP basis. The actuarial experience study did not have an impact on Penncorp Life (Canada)’s policy benefit reserves on a U.S. GAAP basis. During the remainder of 2004, Penncorp Life (Canada) paid dividends totaling C$7.2 million (US$5.6 million) relating to net income for 2004. Penncorp Life (Canada) paid dividends to Universal American totaling C$11.2 million (US $8.1 million) during 2003. Due to limitations resulting from the timing of prior dividend payments by PennCorp (Canada), we do not anticipate that Penncorp (Canada) will be able to pay dividends in 2006, without prior approval.

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.Cash   generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of December 31, 2005, the principal amount of the surplus note was $40.1 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $8.4 million during the year ended December 31, 2005 and payments totaling $11.6 million during the year ended December 31, 2004. No principal payments were made during 2003. American Exchange paid interest on the surplus note of $2.6 million during the year ended December 31, 2005, $2.4 million in 2004, and $2.8 million in 2003.

Our parent holding company made capital contributions to American Exchange amounting to $37.2 million during 2005. In September 2005, Pennsylvania Life declared and paid a dividend in the amount of $2.5 million to American Exchange. American Exchange made capital contributions of $16.5 million to American Pioneer, $7.5 million to American Progressive, $5.0 million to Pennsylvania Life, $3.4 million to Constitution and $3.0 million to Union Bankers during the year ended December 31, 2005. Additionally, during 2005, Pennsylvania Life made a capital contribution of $13.0 million to Pyramid Life.

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

During the year ended December 31, 2003, no dividends were declared or paid by the U.S. insurance company subsidiaries to American Exchange. During 2003, American Exchange received capital contributions from its parent totaling $35.5 million. American Exchange made capital contributions of $27.0 million to Pennsylvania Life, primarily relating to the acquisition of Pyramid Life, $2.5 million to American Pioneer, $3.5 million to American Progressive and $2.5 million to Union Bankers. Pennsylvania Life contributed $1.0 million to Pyramid Life in 2003.

Dividend payments by our U.S. insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company’s state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $9.8 million to American Exchange during 2006, without prior approval.

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

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2005 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $33.8 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

As of December 31, 2005, our insurance company subsidiaries held cash and cash equivalents totaling $124.9 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.3 billion.

The net yields on our cash and invested assets decreased to 5.0% for the year ended December 31, 2005, from 4.9% for 2004 and 5.3% for 2003. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At December 31, 2005, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $158.4 million at December 31, 2005 and $127.9 million at December 31, 2004. For the year ended December 31, 2005, our U.S. insurance subsidiaries generated a statutory net loss of $1.8 million. Our U.S. insurance companies generated statutory net income of $5.4 million for the year ended December 31, 2004 and $0.6 million for the year ended December 31, 2003.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At December 31, 2005, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $23.0 million at December 31, 2005 and $9.9 million at December 31, 2004. Statutory net income for our health plan affiliates was $9.6 million for the year ended December 31, 2005 and $5.5 million for the year ended December 31, 2004.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$62.3 million (US$53.6 million) as of December 31, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Net income based on Canadian generally accepted accounting principles was C$11.3 million (US$9.3 million) for the year ended December 31, 2005, C$8.4 million (US$6.5 million) for 2004 and C$34.4 million (US$24.6 million) for 2003. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at December 31, 2005.

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

As of December 31, 2005, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of December 31, 2005. During the years ended December 31, 2005 and 2004, we did not write down the value of any fixed maturity securities. We wrote down the value of certain fixed maturity securities, considered to have been subject to an other-than-temporary decline in value, by $1.3 million during 2003. In each case, these write-downs represent our estimate of other than temporary declines in value and were included in net realized gains on investments in our consolidated statements of operations.

Federal Income Taxation of the Company

We file a consolidated return for Federal income tax purposes that includes all of the non-life insurance company subsidiaries, including Heritage. American Progressive was included in the consolidated return through March 31, 2002 and American Pioneer was included through June 30, 2002. American Exchange and its subsidiaries and Penncorp Life (Canada) are not currently included. American Exchange and its subsidiaries, including American Progressive since April 1, 2002 and American Pioneer since July 1, 2002, filed a separate consolidated Federal return. Penncorp Life (Canada) files a separate return with the Canada Revenue Agency.

At December 31, 2005, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Life) had net operating loss carryforwards of approximately $3.8 million (including $2.8 million from Heritage) that expire in 2015 and 2024 and capital loss carryforwards of $0.8 million that expire in 2007. At December 31, 2005, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes of approximately $0.3 million that can be carried forward indefinitely. At December 31, 2005, American Exchange and its subsidiaries had net operating loss carryforwards, most of which relate to the companies acquired in 1999 (and were incurred prior to their acquisition), of approximately $0.5 million that expire in 2017. At December 31, 2005, American Exchange and its subsidiaries also had capital loss carryforwards of $5.2 million that expire in 2007 and an AMT credit carryforward for Federal income tax purposes of approximately $0.9 million that can be carried forward indefinitely. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $2.9 million at December 31, 2005 and $3.8 million at December 31, 2004. At December 31, 2003, the valuation allowance on certain of the life tax loss carryforwards no longer was considered necessary and the Company released the valuation allowance of $4.5 million which was reported as a deferred income tax benefit. As a result of uncertainty regarding the ability to generate taxable capital gains to utilize capital loss carryforwards, the Company established a valuation allowance in the amount of $3.2 million during 2004 that was reported as a deferred income tax expense. Approximately $1.6 million of the valuation allowance related to the capital loss carryforward was released during 2005, and reported as a deferred income tax benefit, as capital gains were generated and the Company was able to realize the benefit from the capital loss carryforwards. During 2005, the Company incurred creditable foreign taxes related to dividends from Penncorp Life, its Canadian subsidiary, generating a foreign tax credit carryforward, for which a deferred tax asset of approximately $0.8 million was established. A valuation allowance for approximately $0.8 million was established because the Company lacks sufficient foreign source income to realize the benefit for the foreign tax credit. In 2003, the Company established a reserve for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service in the amount of $4.4 million. During 2004, the Company released $3.8 million relating to a portion of reserve amounts established for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service. Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

Our U.S. insurance company subsidiaries, other than Peninsular Life Insurance Company, are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus. There was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2005 due to the existence of our insurance company subsidiaries’ net operating loss carryforwards.

The Jobs Creation Tax Act of 2004 contains a provision that places a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts (“PSA”). Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. Any distribution during 2005 and 2006 from an insurance company that has a PSA will be treated as a distribution from its PSA account. However, the distribution will not be subject to Federal income tax. As of December 31, 2005, we had $20.2 million of PSA balances and have accrued $7.1 million in deferred tax liabilities corresponding to those balances. The Jobs Creation Tax Act of 2004 provides the mechanism to eliminate this potential tax without the imposition of any tax payment. Although, we have received the pre-approval of the Insurance Departments of the respective companies for the transactions required to trigger the elimination of the potential tax, such distributions had not been made as of December 31, 2005.

Effects of Recently Issued and Pending Accounting Pronouncements

There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of the recently issued accounting pronouncements. We do not anticipate any material impact from the future adoption of the pending accounting pronouncements, other than the adoption of Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”). FAS 123-R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for annual reporting periods beginning after June 15, 2005. Refer to Consolidated Financial Statements Note 2—Recent and Pending Accounting Pronouncements.

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2005, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $64.8 million and a 200 basis point increase in market interest rates would result in $126.7 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $70.2 million and a 200 basis point decrease in market interest rates would result in a $145.1 million increase.

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

The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2005, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2005
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	5.53%	$99.1	$2.0	$1.0	$(1.0)	$(2.0)
Other long term debt	7.57%	$25.0	0.5	0.3	(0.3)	(0.5)
Total			$2.5	$1.3	$(1.3)	$(2.5)

As noted above, we have fixed the interest rate on $50 million of our $171 million of total debt outstanding, leaving $121 million of the debt exposed to rising interest rates. As of December 31, 2005 we had approximately $139 million of cash and cash equivalents and $145 million in short duration floating rate investment securities. We anticipate that the net investment income on this $284 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

Currency Exchange Rate Sensitivity

Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the year ended December 31, 2005, approximately 13% of our assets, 8% of our revenues, excluding realized gains, and 19% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the year ended December 31, 2004, approximately 12% of our assets, 9% of our revenues, excluding realized gains, and 16% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder’s equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the year ended December 31, 2005, would have resulted in a decrease in our income before realized gains and taxes of approximately $1.3 million for the year ended December 31, 2005 and a decrease in our shareholders’ equity of approximately $5.9 million at December 31, 2005. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $1.6 million for the year ended December 31, 2005 and an increase in shareholders’ equity of approximately $7.3 million at December 31, 2005. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page F - 1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—Controls and procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Universal American have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2005, as a result of a material weakness in internal control over financial reporting set forth below. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

In light of the material weakness, the Company performed additional analyses and other post-closing procedures to ensure that its consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles and presented fairly in all material respects its financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing its assessment of internal control over financial reporting, management determined that a material weakness existed in the Company’s internal controls relating to the accounting for our Medicare Supplement claim reserves and the related amounts recoverable from reinsurers. Specifically, the Company’s analysis and review controls were not sufficient to ensure that our claim reserves, amounts recoverable from reinsurers and net incurred claims for our Medicare Supplement business were appropriately stated. As a result of this weakness, the Company’s internal controls did not detect the need for adjustments to the amounts initially recorded for these items. Based on additional analysis and procedures performed, management made adjustments in the fourth quarter of 2005 to its claim reserves and amounts recoverable from reinsurers as of December 31, 2005 and the related incurred claims expense for the year ended December 31, 2005 for our Medicare Supplement business prior to the issuance of the consolidated financial statements as of December 31, 2005.

As a result of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal controls that concurs with management’s assessment. This report is included on page F-3 of our consolidated financial statements included in this Form 10-K.

Remediation of Material Weaknesses

Management is responsible for maintaining effective internal control processes over its financial statement close and financial reporting processes. Management also is required to ensure that its finance and accounting personnel have the competence and training necessary for their assigned levels of responsibility, and that sufficient staff is present to effectively perform all processes necessary to maintaining a proper internal control environment. The Company believes it has taken the necessary steps to remediate its material weakness by: (i) adding additional analytical procedures to ensure the accuracy of claim reserves estimation methods; (ii) retaining independent consulting actuaries to review the estimation of claim reserves on a regular basis; and (iii) strengthening the management review of claim reserves trends and methods used to estimate Medicare Supplement claim reserves and amounts recoverable from reinsurers.

Changes in Internal Control Over Financial Reporting

Other than the above items, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None

Part III

ITEM 10—directors and executive officers of the registrant

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2006.

ITEM 11—Executive Compensation

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2006.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2006.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2006.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2006.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1   Financial Statements

See separate index to Financial Statements and Financial Statement Schedules on Page F-1 of this Form 10-K.

2   Financial Statement Schedules

See separate index to Financial Statements and Financial Statement Schedules on Page F-1 of this Form 10-K.

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

10.1

Amended and Restated Purchase Agreement among the Company, dated December 31, 1999, as amended and restated on July 2, 1999, between Universal American, PennCorp Financial Group, Inc. (“PFG”) and several of PFG’s subsidiaries, incorporated by reference to Annex B of Proxy Statement dated July 12, 1999.

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

10.4

Employment Agreements dated July 30, 1999, between Registrant and each of Richard A. Barasch, Robert A. Waegelein, and Gary W. Bryant, incorporated by reference to Exhibits D and E to Form 8-K/A dated March 14, 2001.

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

10.11	Amended and Restated Credit Agreement dated as of May 28, 2004, among the Company, various lending institutions and Bank of America, N.A., as the Administrative Agent, the
10.12*	First Amendment to Amended and Restated Credit Agreement dated as of June 2, 2005 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent.
10.13*

Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of December 30, 2005 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent.

10.14

Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan, incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-4 (No. 333-120190) filed on December, 10, 2004.

10.15	Addendum II for Item 1A to agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp.

10.16

Quota Share Reinsurance Agreement, dated June 30, 2005, among the Company and PharmaCare Captive Re, Ltd., incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.

10.17*	Employment Letter dated June 17, 2002, between the Company and Jason Israel.
10.18*	Employment Agreement dated March 9, 2004, by and among the Company, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr.
12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
March 16, 2006	/s/ Richard A. Barasch
Richard A. Barasch
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature and Title	Date
/s/ RICHARD A. BARASCH	March 16, 2006
Richard A. Barasch
Chairman of the Board, President,
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ ROBERT A. WAEGELEIN	March 16, 2006
Robert A. Waegelein
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
/s/ BRADLEY E. COOPER	March 16, 2006
Bradley E. Cooper
Director
/s/ MARK M. HARMELING	March 16, 2006
Mark M. Harmeling
Director
/s/ BERTRAM HARNETT	March 16, 2006
Bertram Harnett
Director
/s/ LINDA LAMEL	March 16, 2006
Linda Lamel
Director

/s/ ERIC LEATHERS	March 16, 2006
Eric Leathers
Director
/s/ PATRICK J. MCLAUGHLIN	March 16, 2006
Patrick J. McLaughlin
Director
/s/ ROBERT A. SPASS	March 16, 2006
Robert A. Spass
Director
/s/ ROBERT F. WRIGHT	March 16, 2006
Robert F. Wright
Director

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Financial Corp.

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal American Financial Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

New York, New York
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Financial Corp.

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Universal American Financial Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, because management determined that a material weakness existed in the Company’s internal controls relating to the accounting for its Medicare Supplement claim reserves and the related amounts recoverable from reinsurers, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Universal American Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.  As of December 31, 2005, the Company’s analysis and review controls were not sufficient to ensure that its claim reserves, amounts recoverable from reinsurers and net incurred claims for its Medicare supplement business were appropriately stated. As a result of this weakness, the Company’s internal controls did not detect the need for adjustments to the amounts initially recorded for these items.  Based on additional analysis and procedures performed, management made adjustments in the fourth quarter of 2005 to its claim reserves and amounts recoverable from reinsurers as of December

31, 2005 and to the related incurred claims expense for the year ended December 31, 2005 for its Medicare Supplement business prior to issuance of the consolidated financial statements as of December 31, 2005.  The effects on prior quarterly and annual consolidated financial statements of the Company were not material.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006 on those financial statements.

In our opinion, management’s assessment that Universal American Financial Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Universal American Financial Corp. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

New York, New York
March 14, 2006

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands)

	2005	2004
ASSETS
Investments (Notes 2 and 5):
Fixed maturities available for sale, at fair value (amortized cost: 2005, $1,294,124; 2004, $1,109,678)	$1,344,775	$1,170,822
Equity securities, at fair value (cost: 2005, $1,299; 2004, $749)	1,279	755
Policy loans	23,601	24,318
Other invested assets	896	1,187
Total investments	1,370,551	1,197,082
Cash and cash equivalents	138,899	181,257
Accrued investment income	13,067	13,151
Deferred policy acquisition costs (Notes 2 and 11)	272,542	208,281
Amounts due from reinsurers (Note 12)	227,392	212,501
Due and unpaid premiums	7,815	6,474
Present value of future profits and other amortizing intangible assets	50,724	60,804
Goodwill and other indefinite lived intangible assets (Notes 2 and 4)	73,000	75,180
Income taxes receivable	2,230	865
Other assets	71,759	61,493
Total assets	$2,227,979	$2,017,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances (Note 2)	$498,421	$478,373
Reserves for future policy benefits	799,659	759,325
Policy and contract claims—life	14,525	10,802
Policy and contract claims—health (Note 10)	115,779	94,526
Loan payable (Note 13)	95,813	101,063
Other long term debt (Note 14)	75,000	75,000
Amounts due to reinsurers	6,028	6,023
Deferred income tax liability (Note 6)	20,072	5,206
Other liabilities	70,798	67,349
Total liabilities	1,696,095	1,597,667
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY (Note 7)
Common stock (Authorized: 100 million shares, issued: 2005, 59.0 million shares; 2004, 55.3 million shares)	590	553
Additional paid-in capital	242,433	172,525
Accumulated other comprehensive income (Notes 7 and 20)	39,896	40,983
Retained earnings	260,205	206,329
Less: Treasury stock (2005, 0.8 million shares; 2004, 0.1 million shares)	(11,240)	(969)
Total stockholders’ equity	531,884	419,421
Total liabilities and stockholders’ equity	$2,227,979	$2,017,088

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2005
(In thousands, per share amounts in dollars)

	2005	2004	2003
Revenues:
Direct premium and policyholder fees earned	$1,154,367	$854,146	$700,415
Reinsurance premiums assumed	32,108	35,682	27,042
Reinsurance premiums ceded	(350,416)	(244,883)	(280,489)
Net premiums and policyholder fees earned (Note 12)	836,059	644,945	446,968
Net investment income (Note 5)	71,612	65,191	61,075
Net realized gains on investments (Note 5)	5,773	10,647	2,057
Fee and other income	18,479	14,680	12,648
Total revenues	931,923	735,463	522,748
Benefits, Claims and Expenses:
Claims and other benefits	579,786	421,807	292,211
Net increase in reserves for future policy benefits	22,796	21,275	14,423
Interest credited to policyholders	19,069	18,617	14,900
Increase in deferred acquisition costs (Note 11)	(56,740)	(65,507)	(51,104)
Amortization of intangible assets (Note 4)	6,907	5,232	3,023
Commissions	150,248	143,699	135,937
Reinsurance commission and expense allowances	(56,924)	(51,729)	(69,712)
Interest expense	10,983	7,903	4,894
Early extinguishment of debt (Note 13)	—	—	1,766
Other operating costs and expenses	173,832	137,698	109,931
Total benefits, claims and other deductions	849,957	638,995	456,269
Income before taxes	81,966	96,468	66,479
Income tax expense	28,090	32,597	23,427
Net income	$53,876	$63,871	$43,052
Earnings per common share (Notes 2 and 19):
Basic	$0.94	$1.17	$0.80
Diluted	$0.91	$1.13	$0.78

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Years Ended December 31, 2005
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2003	$532	$158,264	$29,887	$99,406	$(1,320)	$286,769
Net income	—	—	—	43,052	—	43,052
Other comprehensive income (Note 20)	—	—	9,887	—	—	9,887
Comprehensive income	—	—	—	—	—	52,939
Issuance of common stock (Note 7)	9	4,077	—	—	—	4,086
Stock-based compensation (Note 8)	—	1,343	—	—	—	1,343
Repayments of loans to officers (Note 7)	—	653	—	—	—	653
Treasury shares purchased, at cost (Note 7)	—	—	—	—	(1,113)	(1,113)
Treasury shares reissued (Note 7)	—	18	—	—	1,043	1,061
Balance, December 31, 2003	541	164,355	39,774	142,458	(1,390)	345,738
Net income	—	—	—	63,871	—	63,871
Other comprehensive income (Note 20)	—	—	1,209	—	—	1,209
Comprehensive income	—	—	—	—	—	65,080
Issuance of common stock (Note 7)	12	4,779	—	—	—	4,791
Stock-based compensation (Note 8)	—	3,010	—	—	—	3,010
Repayments of loans to officers (Note 7)	—	126	—	—	—	126
Treasury shares purchased, at cost (Note 7)	—	—	—	—	(325)	(325)
Treasury shares reissued (Note 7)	—	255	—	—	746	1,001
Balance, December 31, 2004	553	172,525	40,983	206,329	(969)	419,421
Net income	—	—	—	53,876	—	53,876
Other comprehensive income (loss) (Note 20)	—	—	(1,087)	—	—	(1,087)
Comprehensive income	—	—	—	—	—	52,789
Issuance of common stock (Note 7)	37	64,804	—	—	—	64,841
Stock-based compensation (Note 8)	—	4,486	—	—	—	4,486
Repayments of loans to officers (Note 7)	—	20	—	—	—	20
Treasury shares purchased, at cost (Note 7)	—	—	—	—	(10,961)	(10,961)
Treasury shares reissued (Note 7)	—	598	—	—	690	1,288
Balance, December 31, 2005	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended December 31, 2005
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$53,876	$63,871	$43,052
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired (see Note 3—Business Combinations):
Deferred income taxes	16,561	22,435	7,839
Change in reserves for future policy benefits	31,327	27,751	17,393
Change in policy and contract claims	27,647	(16,080)	23
Change in reinsurance balances	(17,056)	5,825	18,327
Change in deferred policy acquisition costs	(56,740)	(65,507)	(51,104)
Amortization of present value of future profits and other intangibles	6,907	5,232	3,023
Other amortization and depreciation	5,481	4,890	5,450
Net accretion of bond discount	(4,716)	(3,724)	(3,299)
Realized gains on investments	(5,773)	(10,647)	(2,057)
Equity in loss of unconsolidated subsidary	3,980	—	—
Change in income taxes payable	1,506	(13,354)	10,488
Change in policy loans	718	1,184	286
Change in accrued investment income	84	1,325	(1,371)
Other, net	(1,222)	3,153	(3,750)
Net cash provided by operating activities	62,580	26,354	44,300
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	283,154	304,886	271,968
Cost of fixed maturities purchased	(450,509)	(304,803)	(335,629)
Purchase of business, net of cash acquired (Note 3)	—	(65,961)	(58,940)
Other investing activities	(7,581)	(19,803)	(3,852)
Net cash used by investing activities	(174,936)	(85,681)	(126,453)
Cash flows from financing activities:
Net proceeds from issuance of common stock	64,861	4,916	4,741
Cost of treasury stock purchases	(10,961)	(325)	(1,113)
Change in policyholder account balances	20,048	58,688	109,870
Change in reinsurance on policyholder account balances	1,300	(35)	1,028
Principal repayment on loan payable	(5,250)	(5,703)	(8,653)
Early extinguishment of debt (Note 13)	—	—	(68,950)
Issuance of new debt (Note 13)	—	68,594	65,000
Cost of new debt issued	—	(2,075)	—
Issuance of trust preferred securities (Note 14)	—	—	60,000
Net cash provided by financing activities	69,998	124,060	161,923
Net increase (decrease) in cash and cash equivalents	(42,358)	64,733	79,770
Cash and cash equivalents at beginning of year	181,257	116,524	36,754
Cash and cash equivalents at end of year	$138,899	$181,257	$116,524
Supplemental cash flow information:
Cash paid for interest	$10,885	$7,805	$4,804
Cash paid for income taxes	$8,155	$20,464	$3,199

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (the “Company” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life Insurance Company (“Pennsylvania Life”), The Pyramid Life Insurance Company (“Pyramid Life”) and Penncorp Life Insurance Company, a Canadian company (“Penncorp Life (Canada)”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”). Heritage operates Medicare Advantage plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., and in Oklahoma through SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), and our Medicare Advantage private fee-for-service plans. CHCS Services, Inc. (“CHCS”), the Company’s administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs. Beginning in 2006, we will offer prescription drug benefit plans pursuant to Medicare Part D (“Part D”) through a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a wholly owned subsidiary of CVS Corporation (“CVS”).

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate the accounts of Universal American Financial Corp. (“Universal American”) and its subsidiaries (collectively the “Company”), American Progressive, American Pioneer, American Exchange Life Insurance Company (“American Exchange”), Pennsylvania Life, Peninsular Life Insurance Company (“Peninsular”), Union Bankers, Constitution, Marquette, Penncorp Life (Canada), Pyramid Life, Heritage Health Systems, Inc (“Heritage”) and CHCS. For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated. Pyramid Life was acquired on March 31, 2003 and Heritage was acquired on May 28, 2004. Operating results for these entities prior to the date of their respective acquisitions are not included in Universal American’s consolidated results of operations. The significant accounting policies followed by Universal American and its subsidiaries are summarized below.

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

Investments:   The Company follows Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Debt and Equity Securities” (“FAS 115”). FAS 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows:  Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. Debt and equity securities that are held for current resale are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of tax and deferred policy acquisition cost adjustments.

As of December 31, 2005 and 2004, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and deferred policy acquisition cost adjustments, included in accumulated other comprehensive income. Equity securities are carried at current fair value. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include mortgage loans and collateral loans. The collateral loans are carried at the underlying value of their collateral, the cash surrender value of life insurance. Mortgage loans are carried at the unpaid principal balance.

The fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage-backed and asset-backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based on current economic conditions, past credit loss experience and other factors.

The Company regularly evaluates the amortized cost of its investments compared to the fair value of those investments. Impairments of securities are generally recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

Realized investment gains and losses on the sale of securities are based on the specific identification method.

Investment income is generally recorded when earned. Premiums and discounts arising from the purchase of certain mortgage-backed and asset-backed securities are amortized into investment income over the estimated remaining term of the securities, adjusted for anticipated prepayments. The prospective method is used to account for the impact on investment income of changes in the estimated future cash for these securities. Premiums and discounts on other fixed maturity securities are amortized using the interest method over the remaining term of the security.

Deferred Policy Acquisition Costs:   The cost of acquiring new business, principally commissions and certain expenses of the agency, policy issuance and underwriting departments, all of which vary with, and are primarily related to the production of new and renewal business, have been deferred. These costs are being amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, “Accounting and

Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), for interest sensitive life and annuity products and in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”), for non-interest sensitive life and all accident & health products. Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

The Company has several reinsurance arrangements in place on its life and accident & health insurance risks. Amounts capitalized for deferred acquisition costs are reported net of the related commissions and expense allowances received from the reinsurer on these costs (see Note 11—Deferred Acquisition Costs).

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

At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2005.

Recognition of Revenues, Contract Benefits and Expenses for Investment and Universal Life Type Policies:   Revenues for Universal Life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under FAS 97 are determined following a “retrospective deposit” method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. The base rate on the annuity products currently marketed by us is 3%. We offer sales inducements in the form of first year only bonus interest rates, which range from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 2.5% to 7.8%. Our currently marketed annuity products have minimum guaranteed interest rates ranging from 1.5% to 3%. For Universal Life products, current credited rates range from 3% to 6%, which represent the minimum guaranteed rates. There is no first year only bonus interest on our Universal Life policies.

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

Recognition of Premium Revenues and Policy Benefits for Medicare Advantage Policies:   Premiums received pursuant to Medicare Advantage contracts with the Federal government’s Centers for Medicare & Medicaid Services (“CMS”) for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and healthplan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets and are recorded net of estimated bad debts. Commissions are deferred and recognized over the period they are earned. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

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

Foreign Currency Translation:   The financial statement accounts of the Company’s Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows are translated using a weighted average of exchange rates for each period presented.

Derivative Instruments—Cash Flow Hedge:   The Company uses certain derivative instruments, interest rate swap agreements, to manage risk arising from interest rate volatility. Interest rate swap agreements (“cash flow hedges”) are contracts to exchange interest payments on a specified principal (notional) amount for a specified period. By using derivatives to manage risk, the Company exposes itself to credit risk and additional market risk. Credit risk is the exposure to loss if a counterparty fails to perform under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings. Market risk is the exposure to changes in the market price of the underlying instrument and the related derivative. Such price changes result from movements in interest rates, and as a result, assets and liabilities will appreciate or depreciate in market value. These derivative instruments are recognized on the balance sheet at their fair value, based on independent pricing sources. The fair value of the derivative instruments are reported as assets or liabilities in other assets or other liabilities.

On the date the interest rate swap contract is entered into the Company may designate it as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), if certain criteria are met. At the inception of the contract, the Company formally documents all relationships between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

For a derivative designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.

If hedge accounting is discontinued, the derivative will continue to be carried at fair value, with change in the fair value of the derivative recognized in the current period results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in other accumulated other comprehensive income will be recognized immediately in results of operations.

Earnings Per Common Share:   Basic earning per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options outstanding during the year. There were 368,224 stock options excluded from the computation of diluted EPS at December 31, 2005 because they were antidilutive. At December 31, 2004, 109,250 were excluded.

Stock Based Compensation:   The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. Detailed information for activity in the Company’s stock plans can be found in Note 8—Stock-Based Compensation. The Company follows Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock Based Compensation,” (“FAS 123”) for determining the fair value of options issued to agents and others. The fair value of options awarded to agents and others is expensed over the vesting period of each award. As permitted by FAS 123, the Company measures its stock-based compensation for employees and directors using the intrinsic value approach under Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equaled the market price of the underlying common stock on the grant date. For options issued to employees with an exercise price that is less than market on the date of grant the Company recognizes an expense for the difference between the exercise price and the value of the options on the date of grant. The Company complies with the provisions of FAS 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of FAS 123. The Company uses a modified Black-Scholes option pricing model to estimate fair value. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

	For the year ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Reported net income	$53,876	$63,871	$43,052
Add back: Stock-based compensation expense included in reported net income, net of tax	1,331	589	1,527
Less: Stock based compensation expense determined under fair value based method for all awards, net of tax	(3,099)	(2,126)	(2,895)
Pro forma net income	$52,108	$62,334	$41,684
Net income per share:
Basic, as reported	$0.94	$1.17	$0.80
Basic, pro forma	$0.91	$1.14	$0.78
Diluted, as reported	$0.91	$1.13	$0.78
Diluted, pro forma	$0.88	$1.10	$0.76

Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company if it were to adopt the fair value based recognition provisions of FAS No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) for stock based compensation for its employees and directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	3.12% - 6.68%
Dividend yields	0.0%
Expected volatility	40.00% - 48.64%
Expected lives of options (in years)	0 - 9.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Detailed information for activity in the Company’s stock plans can be found in Note 8—Stock-Based Compensation.

Cash Flow Information:   Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase.

Adoption of New Accounting Pronouncements:   Other-Than-Temporary Impairment—In November, 2005, the Financial Accounting Standards Board issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 modifies certain existing quidance and establishes a framework for the evaluation of whether an impairment of an investment is other-than-temporary. The evaluation is based on the intent and ability to hold the security to maturity, and should be considered on an individual security basis, not on a portfolio basis. FSP 115-1 also clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The adoption of FSP 115-1 did not have an effect on the Company’s consolidated financial condition or results of operations. However, the framework provided in FSP 115-1 could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2005, the Company had $8.7 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Accounting for Certain Nontraditional Long-Duration Contracts—In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 addresses a wide variety of topics, however, the primary provision that applies to the Company relates to capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs. The Company adopted SOP 03-1 effective January 1, 2004. The Company currently offers enhanced or bonus crediting rates to contract-holders on certain of its individual annuity products. The Company’s policy in this regard was to defer only the portion of the bonus interest amount that was offset by a corresponding reduction in the sales commission to the agent. Effective January 1, 2004, all bonus interest was deferred and amortized. The adoption of SOP 03-1 did not have a material impact on the consolidated financial position or results of operations of the Company.

Future Adoption of Accounting Standards:   Accounting for Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board FAS 123-R. FAS 123-R requires companies to charge the fair value of all share-based payment awards (including stock options) issued to employees and non-employees to expense. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The provisions of this standard are effective for all new share-based arrangements entered into in the first quarter of 2006, as well as the fair value of the unvested portion of existing arrangements as of January 1, 2006. The estimated fair value of the unvested portion of existing arrangements as of January 1, 2006 is expected to be approximately $3.8 million, of which approximately $2.4 million will be expensed in 2006 in addition to the fair value of any future grants. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $2.9 million for the year ended December 31, 2005 and $2.3 million for the year ended December 31, 2004, and $0.1 million for the year ended December 31, 2003.

Deferred Acquisition Costs—In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company expects to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an effect on the Company’s consolidated financial statements; however, the effect has not yet been determined.

Reclassifications:   Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation.

3.                 BUSINESS COMBINATIONS

Acquisition of Heritage Health Systems, Inc.

On May 28, 2004, the Company acquired 100% of the outstanding common stock of Heritage, a privately owned managed care company that operates Medicare Advantage plans in Houston and Beaumont Texas, for $98.0 million in cash plus transaction costs of $2.0 million. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare of Texas, L.L.C. (“SelectCare”), a health plan that offers coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations (“MSO’s”) that manage the business of SelectCare and two affiliated Independent Physician Associations (“IPA’s”). Lastly, Heritage participates in the net results derived from these IPA’s. The acquisition was financed with $66.5 million of net proceeds derived from the amendment of the Company’s credit facility (See Note 13—Loan Payable)

and $33.5 million of cash on hand. As of the date of acquisition, Heritage had approximately 16,000 Medicare members and annualized revenues of approximately $140.0 million. Operating results generated by Heritage prior to May 28, 2004, the date of acquisition, are not included in the Company’s consolidated financial statements.

As of May 28, 2005, the Company finalized the purchase accounting for the acquisition, resulting in an increase in the fair value of the net tangible assets of Heritage of $4.8 million as of the date of acquisition, to $28.0 million, as a result of the resolution of pre-acquisition contingencies. The excess of the purchase price over the fair value of net tangible assets acquired was $72.0 million, which the Company allocated to identifiable intangible assets and goodwill. Based on this allocation, approximately $12.2 million was assigned to amortizing intangible assets, including $10.0 million (net of deferred income taxes of $5.4 million), which was assigned to the value of the membership in force and determined to have a weighted average life of 6 years and $2.2 million (net of deferred taxes of $1.2 million), which was assigned to the IPA’s, and determined to have a weighted average lives of between 6 and 13 years. Approximately $5.2 million was allocated to non-amortizing intangible assets, including $4.4 million assigned to the value of trademarks and $0.8 million assigned to the value of Heritage’s licenses. Each of these items was determined to have indefinite lives. The balance of $54.3 million was assigned to goodwill. The condensed balance sheet of Heritage was as follows on the date of acquisition:

May 28, 2004
(in thousands)
Assets
Cash and Investments	$38,150
PVFP and other amortizing intangibles	18,840
Goodwill and other non-amortizing intangibles	59,494
Other	8,271
Total Assets	$124,755
Liabilities
Policy related liabilities	$9,584
Other	15,124
Total Liabilities	24,708
Equity	100,047
Total Liabilities and Equity	$124,755

The consolidated pro forma results of operations, assuming that Heritage was purchased on January 1, 2004 is as follows:

Year ended December 31,	2005	2004
	(In thousands)
Total revenue	$931,923	$792,933
Income before taxes(1)	$81,966	$101,731
Net income(1)	$53,876	$67,293
Earnings per common share:
Basic	$0.94	$1.23
Diluted(1)	$0.91	$1.19

The pro forma results of operations reflect management’s best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and Heritage to account for Heritage under the purchase method of accounting. In accordance with FAS No. 141, “Business Combinations”, the total purchase cost was allocated to the assets and liabilities of Heritage based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon appraisals and other information at that time. Management has provided its best estimate of the fair values of assets and liabilities for the purpose of this pro forma information. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American’s future results of operations.

4.                 INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	December 31, 2005		December 31, 2004
	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
	(In thousands)
Senior Health Insurance:
Present value of future profits (“PVFP”)	$18,472	$6,761	$18,472	$3,628
Distribution Channel	22,055	2,022	22,055	1,287
Life Insurance/Annuity—PVFP	4,127	1,577	4,127	1,308
Senior Managed Care—Medicare Advantage:
PVFP	15,381	3,558	18,554	1,667
Value of IPA’s	3,459	635	3,459	234
Senior Administrative Services
PVFP	7,671	7,240	7,671	7,035
Value of future override fees	1,797	445	1,797	172
Total	$72,962	$22,238	$76,135	$15,331

The following table shows the changes in the present value of future profits and other amortizing intangible assets:

	2005	2004	2003
	(In thousands)
Balance, beginning of year	$60,804	$44,047	$2,987
Additions and adjustments relating to acquisitions	(3,173)	21,989	44,083
Amortization, net of interest	(6,907)	(5,232)	(3,023)
Balance, end of year	$50,724	$60,804	$44,047

Estimated future net amortization expense (in thousands) is as follows:

2006	$6,922
2007	6,583
2008	6,217
2009	4,623
2010	2,386
Thereafter	23,993
$50,724

The carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31,
	2005	2004
	(In thousands)
Senior Market Health Insurance	$8,760	$8,760
Senior Managed Care—Medicare Advantage	59,883	62,063
Senior Administrative Services	4,357	4,357
Total	$73,000	$75,180

5.                 INVESTMENTS

The amortized cost and fair value of fixed maturities are as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and
obligations of U.S. government	$112,857	$262	$(1,258)	$111,861
Corporate debt securities	449,639	12,956	(3,786)	458,809
Foreign debt securities(1)	223,428	42,949	(209)	266,168
Mortgage-backed and asset-backed securities	508,200	3,148	(3,411)	507,937
	$1,294,124	$59,315	$(8,664)	$1,344,775

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and
obligations of U.S. government	$87,552	$718	$(327)	$87,943
Corporate debt securities	486,142	27,467	(1,830)	511,779
Foreign debt securities(1)	209,583	28,797	(33)	238,347
Mortgage-backed and asset-backed securities	326,401	6,879	(527)	332,753
	$1,109,678	$63,861	$(2,717)	$1,170,822

(1)          Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

The amortized cost and fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$47,727	$48,360
Due after 1 year through 5 years	240,180	243,044
Due after 5 years through 10 years	303,230	315,448
Due after 10 years	194,788	229,987
Mortgage and asset-backed securities	508,199	507,936
	$1,294,124	$1,344,775

The fair value and unrealized loss as of December 31, 2005 for fixed maturity and equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Classification	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$75,939	$765	$31,155	$560	$107,094	$1,325
government
Corporate debt	129,176	3,278	13,223	471	142,399	3,749
Foreign debt securities	12,438	179	995	30	13,433	209
Mortgage-backed and asset-backed securities	270,117	2,975	15,721	406	285,838	3,381
Total fixed maturities	487,670	7,197	61,094	1,467	548,764	8,664
Equity securities	531	24	—	—	531	24
Total	$488,201	$7,221	$61,094	$1,467	$549,295	$8,688

Fixed maturity and equity securities in an unrealized loss position were diversified, representing 216 different securities as of December 31, 2005. Collectively, the unrealized loss for these securities was less than 2% of their amortized cost. The fair value for these securities was 101% of their par value. Individually, the amortized cost for approximately 99% of these securities was greater than 90% of its respective market value.

The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of 178 securities. Collectively, the unrealized loss for the securities in this group was less than 2% of their amortized cost. The fair value for the securities in this group was 101% of their par value. Approximately 97%, of the less than twelve months total unrealized loss amount was comprised of securities with fair value that is greater than 90% of amortized cost.

The group of securities depressed for twelve months or more was comprised of 37 securities. Collectively, the unrealized loss for the securities in this group was approximately 2% of their amortized cost. The fair value for the securities in this group was 104% of their par value. Individually, the amortized cost for approximately 99% of these securities was greater than 90% of its respective market value. U.S. Treasury securities and obligations of U.S. Government represent more than 50% and mortgage and asset-backed securities, which is comprised primarily of obligations of federal agencies, represents approximately 26% of the total fair value for the more than twelve month group. Corporate debt securities represent approximately 22% of the total fair value of the more than twelve month group. There was only one security with a market value less than 94% of amortized cost with an unrealized loss of less than $0.1 million. A description of the events contributing to the security’s unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2005 and 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence

(including evaluation of the underlying collateral of a security), the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.

Gross unrealized gains and gross unrealized losses of equity securities as of December 31, are as follows:

	2005	2004
	(In thousands)
Gross unrealized gains	$4	$7
Gross unrealized losses	(24)	(1)
Net unrealized gains	$(20)	$6

The components of the change in unrealized gains and losses included in the consolidated statements of stockholders’ equity are as follows:

	2005	2004	2003
	(In thousands)
Change in net unrealized gains (losses):
Fixed maturities	$($10,493)	$1,706	$8,542
Equity securities	(26)	(20)	42
Foreign currency	1,624	2,329	9,090
Fair value of cash flow swap	712	636	196
Adjustment relating to deferred policy acquisition costs	6,511	(2,791)	(2,665)
Change in net unrealized gains before income tax	(1,672)	1,860	15,205
Income tax (expense)	585	(651)	(5,318)
Change in net unrealized gains	$(1,087)	$1,209	$9,887

The details of net investment income are as follows:

	2005	2004	2003
	(In thousands)
Investment Income:
Fixed maturities	$65,330	$62,342	$59,528
Cash and cash equivalents	5,497	2,155	882
Policy loans	1,612	1,678	1,652
Other	1,555	1,020	899
Gross investment income	73,994	67,195	62,961
Investment expenses	(2,382)	(2,004)	(1,886)
Net investment income	$71,612	$65,191	$61,075

There were no non-income producing fixed maturity securities for the years ended December 31, 2005, 2004 or 2003.

Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2005	2004	2003
	(In thousands)
Realized gains:
Fixed maturities	$6,883	$12,400	$3,497
Equity securities and other invested assets	505	32	476
Total realized gains	7,388	12,432	3,973
Realized losses:
Fixed maturities	(1,587)	(1,344)	(1,811)
Equity securities and other invested assets	(28)	(441)	(105)
Total realized losses	(1,615)	(1,785)	(1,916)
Net realized gains	$5,773	$10,647	$2,057

The Company did not write down the value of any fixed maturity securities during 2005 or 2004. The Company wrote down the value of certain fixed maturity securities by $1.3 million during 2003. These write downs represent management’s estimate of other-than-temporary declines in value and were included in net realized gains on investments.

At December 31, 2005 and 2004, the Company held unrated or less-than-investment grade corporate debt securities as follows:

	2005	2004
	(In thousands)
Carrying value (estimated fair value)	$15,300	$7,003
Percentage of total assets	0.7%	0.3%

The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $7.0 million, or 0.03% of total assets at December 31, 2005, and $3.0 million, or 0.02% of total assets at December 31, 2004.

Included in fixed maturities were investments held by various states as security for the policyholders of the Company within such states with carrying values of $42.6 million at December 31, 2005 and $41.8 million at December 31, 2004.

6.                 INCOME TAXES

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

Income before taxes by geographic distribution is as follows:

	2005	2004	2003
	(In thousands)
United States	$66,383	$77,457	$51,597
Canada	15,583	19,011	14,882
Total income before taxes	$81,966	$96,468	$66,479

The Company’s federal and state income tax expense (benefit) is as follows:

	2005	2004	2003
	(In thousands)
Current—United States	$5,521	$(825)	$303
Current—Canada	5,017	3,173	15,285
Sub total current	10,538	2,348	15,588
Deferred—United States	16,885	27,148	17,821
Deferred—Canada	667	3,101	(9,982)
Sub total deferred	17,552	30,249	7,839
Total tax expense	$28,090	$32,597	$23,427

A reconciliation of the “expected” tax expense at 35% with the Company’s actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations is as follows:

	2005	2004	2003
	(In thousands)
Expected tax expense	$28,688	$33,764	$23,268
Change in valuation allowance	(807)	3,163	(4,507)
Reserve for prior year taxes of acquired entities	—	(3,805)	4,439
Other	209	(525)	227
Actual tax expense	$28,090	$32,597	$23,427

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Reserves for future policy benefits	$43,269	$43,733
Loss carryforwards	2,879	5,218
Asset valuation differences	4,329	4,403
Deferred revenues	610	1,113
Tax credit carryforwards	2,114	1,234
Total gross deferred tax assets	53,201	55,701
Less valuation allowance	(2,949)	(3,756)
Net deferred tax assets	50,252	51,945
Deferred tax liabilities:
Deferred policy acquisition costs	(23,485)	(6,998)
Present value of future profits	(21,480)	(25,641)
Unrealized gains on investments	(21,483)	(22,068)
Other	(3,876)	(2,444)
Total gross deferred tax liabilities	(70,324)	(57,151)
Net deferred tax liability	$(20,072)	$(5,206)

At December 31, 2005, the Company (exclusive of American Exchange and its subsidiaries and PennCorp Life) had net operating loss carryforwards of approximately $3.8 million (including $2.8 million from Heritage) that expire in 2015 and 2024 and capital loss carryforwards of $0.8 million that expire in 2007. At December 31, 2005, the Company also had an Alternative Minimum Tax (AMT) credit carryforward for federal income tax purposes of approximately $0.3 million that can be carried forward indefinitely. At December 31, 2005, American Exchange and its subsidiaries had net operating loss carryforwards, most of which relate to the companies acquired in 1999 (and were incurred prior to their acquisition), of approximately $0.5 million that expire in 2017. At December 31, 2005, American Exchange and its subsidiaries also had capital loss carryforwards of $5.2 million that expire in 2007 and an AMT credit carryforward for federal income tax purposes of approximately $0.9 million that can be carried forward indefinitely. As a result of changes in ownership of the Company in July 1999, the use of most of the loss carryforwards of the Company are subject to annual limitations.

The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $2.9 million at December 31, 2005 and $3.8 million at December 31, 2004. At December 31, 2003, the valuation allowance on certain of the life tax loss carryforwards no longer was considered necessary and the Company released the valuation allowance of $4.5 million which was reported as a deferred income tax benefit. As a result of uncertainty regarding the ability to generate taxable capital gains to utilize capital loss carryforwards, the Company established a valuation allowance in the amount of $3.2 million during 2004 that was reported as a deferred income tax expense. Approximately $1.6 million of the valuation allowance related to the capital loss carryforward was released during 2005, and reported as a deferred income tax benefit, as capital gains were generated and the Company was able to realize the benefit from the capital loss carryforwards. During 2005, the Company incurred creditable foreign taxes related to dividends from its subsidiary Penncorp Life (Canada) generating a foreign tax credit carryforward, for which a deferred tax asset of approximately $0.8 million was established. A valuation allowance for approximately $0.8 million was established because the Company lacks sufficient foreign source income to realize the benefit for the foreign tax credit. In 2003, the Company established a reserve for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service in the amount of $4.4 million. During 2004, the Company released $3.8 million relating to a portion of reserve amounts established for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service. Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

7.                 STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at December 31, 2005 or at December 31, 2004.

Common Stock

The par value of common stock is $0.01 per share with 100 million shares authorized for issuance. The shareholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 80 million shares to 100 million shares at the Annual Meeting on May 26, 2004.

Changes in the number of shares of common stock issued were as follows:

Years ended December 31,	2005	2004	2003
Common stock issued, beginning of year	55,326,092	54,111,923	53,184,381
Equity offering	2,660,000	—	—
Stock options exercised	954,684	1,190,018	389,412
Stock issued in connection with acquisition	—	—	147,711
Agent stock award	73,512	—	41,872
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	28,397	24,151	348,547
Common stock issued, end of period	59,042,685	55,326,092	54,111,923

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

Between October 28, 2005 and November 9, 2005, the Company purchased 705,036 shares in open market transactions at an average price per share of $15.46 in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. All remaining shares were purchased in private transactions.

	For the year ended December 31,
	2005			2004
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	124,941	$969	$7.75	192,863	$1,390	$7.21
Shares repurchased	708,113	10,961	15.48	30,929	325	10.52
Shares distributed in the form of employee bonuses	(81,581)	(690)	15.79	(98,851)	(746)	10.12
Treasury stock, end of period	751,473	$11,240	$14.96	124,941	$969	$7.75

On November 11, 2005, our Board of Directors approved a share repurchase program (the “2005 Share Repurchase Program”) that authorized the Company to repurchase up to 1,000,000 shares of our Common Stock. The 2005 Share Repurchase Program has no expiration date, and purchases may be made under the 2005 Share Repurchase Program in the open market or in privately negotiated transactions from time to time at management’s discretion, as approved by a committee of the Board. As of December 31, 2005, we have not engaged in any repurchases under the 2005 Share Repurchase Program.

Additional Paid In Capital

In connection with the 1999 acquisition the Company provided loans to certain members of management to purchase shares of common stock. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Through December 31, 2005, $0.9 million has been repaid. Repayments are reported as an increase to additional paid in capital. As of December 31, 2005, the outstanding balance of these loans was $0.1 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Net unrealized appreciation on investments	$50,631	$61,150	$59,464
Deferred acquisition cost adjustment	(1,265)	(7,776)	(4,985)
Foreign currency translation gains	10,469	8,845	6,516
Fair value of cash flow swap	1,544	832	196
Deferred tax on the above	(21,483)	(22,068)	(21,417)
Accumulated other comprehensive income	$39,896	$40,983	$39,774

8.                 STOCK BASED COMPENSATION

1998 Incentive Compensation Plan

On May 28, 1998, the Company’s shareholders approved the 1998 Incentive Compensation Plan (the “1998 ICP”). The 1998 ICP superceded the Company’s 1993 Incentive Stock Option Plan. Options previously granted under the Company’s Incentive Stock Option Plan will remain outstanding in accordance with their terms and the terms of the respective plans. The 1998 ICP provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property (“Awards”).

The total number of shares of the Company’s Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options (“ISOs”) may be granted shall not exceed 1.5 million. On May 26, 2004, the Company’s shareholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 1998 ICP by 2.5 million shares. As of December 31, 2005, a total of 10.2 million shares were eligible for grant under the plan of which 4.7 million shares were reserved for delivery under outstanding options awarded under the 1998 ICP, 3.7 million shares had been issued pursuant to previous awards and 1.8 million shares were reserved for issuance under future Awards at December 31, 2005.

Executive officers, directors, and other officers and employees of the Corporation or any subsidiary, as well as other persons who provide services to the Company or any subsidiary, are eligible to be granted Awards under the 1998 ICP, which is administered by the Board or a Committee established pursuant to the Plan. The Committee, may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a “change in control” of the Company, except to the extent otherwise determined by the Committee at the date of grant or thereafter. The Committee has not yet exercised any of its discretions noted above.

Employee Stock Awards

In accordance with the 1998 ICP, the Company grants restricted stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed and awarded in the same year. The Company granted awards to non-officer employees of 1,156 shares with a fair value of $15.08 per share during 2005, 1,661 shares with a fair value of $15.47 per share during 2004, and 5,219 shares with a fair value of $9.71 per share during 2003. Executive officers are granted restricted stock in connection with the bonuses. This restricted stock vests ratably over four years. The award for 2005 performance has not yet been determined. Executive officers were awarded 72,420 shares with a fair value of $15.88 per share for 2004 performance and 79,132 shares with a fair value of $10.11 per share for 2003 performance. The expense for these awards is recognized over the vesting period. For 2002 and prior, other officers were also granted stock awards in connection with their bonuses. These awards vested immediately. Officer grants were accrued for during the year for which they were earned and awarded the following year. The Company granted awards to officers of 130,847 shares with a fair value of $5.57 per share during 2003 for 2002. The Company recognized compensation expense of $0.2 million for the year ended December 31, 2003.

Agent’s Stock Purchase Plan

The Company offers shares of its common stock for sale to qualifying agents of the Insurance Subsidiaries pursuant to the Company’s Agents Stock Purchase Plan (“ASPP”). Shares are sold at market price and, accordingly, no expense is recognized. Pursuant to the ASPP, agents purchased 3,200 shares at a weighted average price of $17.67 per share in 2005, 5,100 shares at a weighted average price of $10.73 per share in 2004, and 183,286 shares at a weighted average price of $6.20 per share in 2003.

Agent’s Deferred Compensation Plan

The Company also offers shares of Common Stock for sale to its agents pursuant to the Company’s Deferred Compensation Plan for Agents (“DCP”). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent’s commissions. Both the agent’s participation in the DCP and the Company’s obligation to match the agent’s deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price and, accordingly, no expense is recognized, except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounted to $0.5 million in 2005, $0.3 million in 2004, and $0.3 million in 2003.

Option Awards

A summary of the status of the Company’s stock option plans during the three years ended December 31, 2005 and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding—beginning of year	5,180	$5.19	5,659	$4.17	5,513	$3.87
Granted	732	16.90	832	10.69	745	6.28
Exercised	(955)	5.78	(1,190)	3.99	(389)	3.63
Terminated	(134)	6.56	(121)	7.12	(210)	4.77
Outstanding—end of year	4,823	$6.81	5,180	$5.19	5,659	$4.17
Options exercisable at end of Year	3,369	$5.33	3,560	$4.46	4,019	$3.78

A summary of the weighted average fair value of options granted during the three years ended December 31, 2005 is presented below:

	2005		2004		2003
	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value
	(In thousands)		(In thousands)		(In thousands)
Above market	298	$4.94	173	$3.10	306	$1.85
At market	434	7.50	659	5.84	439	2.84
Below market	—	—	—	—	—	—
Total granted	732	$6.46	832	$5.27	745	$2.43

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price
	(In thousands)			(In thousands)
$ 1.88 - 3.12	594	2.3 years	$2.50	594	$2.50
3.15	1,450	3.6 years	3.15	1,024	3.15
3.25 - 4.79	520	4.5 years	4.01	470	4.02
5.00 - 8.42	873	5.6 years	6.35	795	6.40
10.11 - 12.32	713	7.4 years	10.73	308	10.69
15.61 - 22.92	673	9.0 years	17.12	178	16.67
$ 1.88 - 22.92	4,823	5.2 years	$6.81	3,369	$5.33

A summary of the activity relating to the options awarded by the Company for employees, directors and agents is as follows:

	Employees	Directors	Agents & Others	Total	Range of Exercise Prices
	(In thousands)
Balance, January 1, 2003	4,004	242	1,267	5,513
Granted	391	48	306	745	$5.57 - $10.56
Exercised	(162)	(2)	(225)	(389)	$2.00 - $ 8.42
Terminated	(122)	(9)	(79)	(210)	$2.62 - $ 8.42
Balance, December 31, 2003	4,111	279	1,269	5,659
Granted	610	48	174	832	$10.11 - $12.32
Exercised	(420)	(14)	(756)	(1,190)	$1.01 - $10.11
Terminated	(35)	—	(86)	(121)	$3.15 - $10.56
Balance, December 31, 2004	4,266	313	601	5,180
Granted	383	51	298	732	$15.61 - $24.85
Exercised	(569)	(17)	(369)	(955)	$2.00 - $19.21
Terminated	(112)	—	(22)	(134)	$3.15 - $15.88
Balance, December 31, 2005	3,968	347	508	4,823
Vested, December 31, 2005	2,868	248	253	3,369

Options Granted to Employees

Options are generally granted to eligible employees at a price not less than the market price of the Company’s common stock on the date of the grant. Option shares may be exercised subject to the terms prescribed by the individual grant agreement. During 2005, there were approximately 296,000 options issued to management in connection with the management bonus and 87,000 issued for new employees. During 2004, there were approximately 245,000 options issued to management in connection with the management bonus, 25,000 issued for new employees and 340,000 issued to Heritage employees in connection with the acquisition. During 2003, there were 301,000 options issued in connection with the management bonus and 90,000 for new employees. Vested options must be exercised not later than the expiration date of the option, or earlier, following termination of employment. Prior to September 2005, options issued to employees had a term of ten years. Options issued to employees after August 2005 have a term of five years. These awards are made at a price equal to or greater than market on the date of grant, therefore, no compensation cost is recognized for such awards.

On August 1, 1999, the Company issued 2.3 million below market stock options with an exercise price of $3.15 per share to certain employees and members of management. During 2000, the Company issued an additional 0.2 million below market stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. As of December 31, 2005, the number of these options outstanding decreased to 1.4 million, through employee terminations and exercises. These options are fully vested, except for 0.5 million which will become vested after seven years. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. The Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant of $(0.1) million for the year ended December 31, 2005, $0.1 million for 2004, and $0.4 million for 2003.

Stock Options Issued to Directors

Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Effective October 1, 2005, the annual grant of stock options to non-employee directors of the Board was increased to 5,000. A pro-rata award of 333 options was granted to each non-employee director on October 1, 2005. The 1998 ICP also provides that the non-employee directors for American Progressive and Penncorp Life (Canada) would be granted an option to purchase 1,500 shares of Common Stock at each annual meeting. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. These are made at a price equal to market, therefore, no compensation expense is recognized for such awards.

Stock Option and Stock Award Plans for Agents

Both career agents and independent general agents are eligible for options under the 1998 ICP. Options are awarded to agents based on production. These options vest in equal installments over a two year period and expire five years from the date of grant. The exercise prices are set at between 110% and 125% of the fair market value of Universal American common stock on the date of the award. During 2005, career agents were awarded a total of approximately 244,000 options and independent agents were awarded approximately 54,000 options with a weighted average exercise price of $17.44 per share for 2004 performance. During 2004, career agents were awarded a total of approximately 75,000 options and independent general agents were awarded approximately 99,000 options with a weighted average exercise price of $11.45 per share for 2003 sales performance. During 2003 career agents were awarded a total of approximately 167,000 options and independent general agents were awarded approximately 139,000 options with a weighted average exercise price of $7.03 per share for 2002 sales performance. The fair values of these options are expensed over the vesting period of each award.

The Company also granted awards of common stock to qualifying career agents for performance through 2004. These shares vest after two years. During 2005, career agents were awarded stock grants of approximately 25,000 shares with a fair value of $15.37 for 2004 performance. During 2004, career agents were awarded stock grants of approximately 36,000 shares with a fair value of $9.71 per share for 2003 sales performance. During 2003, career agents were awarded stock grants of approximately 49,000 shares with a fair value of $5.92 per share for 2002 sales performance.

Beginning in 2005, the Company began granting awards of common stock to certain other qualifying agents. These awards vest over five years. During 2005, the qualifying agents were awarded stock grants of approximately 18,000 shares with a fair value of $23.17 per share for 2004 performance.

Total expense relating to the above plans was $1.7 million for the year ended December 31, 2005, $0.6 million for 2004, and $0.9 million for 2003.

9.                 STATUTORY FINANCIAL DATA

The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the life insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At December 31, 2005, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $158.4 million at December 31, 2005 and $127.9 million at December 31, 2004. For the year ended December 31, 2005, the insurance subsidiaries generated a statutory net loss of $1.8 million. The insurance subsidiaries generated statutory net income of $5.4 million for the year ended December 31, 2004 and $0.6 million for the year ended December 31, 2003.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2005, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $23.0 million at December 31, 2005 and $9.9 million at December 31, 2004. Statutory net income for our health plan affiliates was $9.6 million for the year ended December 31, 2005 and $5.5 million for the year ended December 31, 2004.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$62.3 million (US$53.6 million) as of December 31, 2005 and were C$57.4 million (US$47.8 million) as of December 31, 2004. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at December 31, 2005. Net income for Penncorp Life (Canada) based on Canadian generally accepted accounting principles was C$11.3 million (US$9.3 million) for the year ended December 31, 2005, C$8.4 million (US$6.5 million) for 2004 and C$34.4 million (US$24.6 million) for 2003.

10.          ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES

Activity in the accident & health policy and contract claim liability is as follows:

	2005	2004	2003
	(In thousands)
Balance at beginning of year	$94,526	$100,232	$88,216
Less reinsurance recoverables	(27,789)	(39,014)	(48,925)
Net balance at beginning of year	66,737	61,218	39,291
Balances acquired	—	9,265	18,744
Incurred related to:
Current year	540,810	394,053	249,862
Prior years	3,515	(2,141)	(1,949)
Total incurred	544,325	391,912	247,913
Paid related to:
Current year	465,818	348,887	220,602
Prior years	59,198	47,401	25,302
Total paid	525,016	396,288	245,904
Foreign currency adjustment	282	630	1,174
Net balance at end of year	86,328	66,737	61,218
Plus reinsurance recoverables	29,451	27,789	39,014
Balance at end of year	$115,779	$94,526	$100,232

During 2005, the unfavorable development related primarily to higher than anticipated claims for the Medicare Supplement business in the Senior Market Health Insurance Segment. During 2004, the favorable development related primarily to the Medicare Supplement business in the Senior Market Health Insurance Segment. During 2003, the favorable development on the accident and health claims reserves resulted from the improvement in claims management processes in the Specialty Health Insurance Segment.

During the fourth quarter of 2005, the Company recorded a pre-tax adjustment that increased incurred claims by $9.9 million. Two factors caused this action. First, incurred claims increased by $4.4 million as a result of a change in the estimate of the Company’s Medicare Supplement claim reserves of $6.8 million, offset by an increase in amounts recoverable from reinsurers of $2.4 million. Second, the Company determined that, over a four year period, it had overstated the amounts recoverable from reinsurers for ceded Medicare Supplement claim reserves. During the fourth quarter of 2005, the Company decreased its recoverable from reinsurers for ceded Medicare Supplement claim reserves by $5.5 million. Approximately $1.1 million of the decrease was determined to relate to the first three quarters of 2005 and $3.1 million of the decrease was determined to relate to the years 2002 through 2004.

In 2004, the Company acquired Heritage. In 2003, the Company acquired Pyramid Life and recaptured a block of Medicare Supplement business previously ceded to Transamerica. The balances acquired represent the accident and health claim liabilities acquired in these transactions.

11.          DEFERRED POLICY ACQUISITION COSTS

Details with respect to deferred policy acquisition costs are as follows:

	2005	2004	2003
	(In thousands)
Balance, beginning of year	$208,281	$143,711	$92,093
Capitalized costs, net of reinsurance commissions and allowances	110,291	114,411	88,505
Adjustment relating to unrealized gains on fixed maturities	6,511	(2,791)	(2,665)
Adjustment relating to recapture of reinsurance	—	—	275
Foreign currency adjustment	1,010	1,854	2,904
Amortization	(53,551)	(48,904)	(37,401)
Balance, end of year	$272,542	$208,281	$143,711

The increase in amortization during 2005 is primarily due to a combination of higher amounts of deferred policy acquisition costs at the beginning of the year and an increase in lapsation of Medicare Supplement policies. The increase in the amount of acquisition costs capitalized during 2003 and the corresponding increase in amortization is directly related to the increase in new business as a result of the acquisitions of Pyramid Life and the Guarantee Reserve marketing organization, the recapture of the Transamerica reinsurance and the increase in retention on new business, as well as the increase in annuities written during the year. The increase in the amount capitalized during 2004 is primarily the result of the full year impact of the above transactions along with an increase in new business in existing companies.

12.          REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that it underwrites. The Company enters into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, the Company is party to several reinsurance agreements on its life and accident and health insurance risks. The Company’s senior market accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, the Company pays the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses the Company that same percentage of any losses. In addition, the reinsurer pays the Company certain allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. The Company also uses excess of loss reinsurance agreements for certain policies whereby the Company limits its loss in excess of specified thresholds. The Company’s quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force.

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company is obligated to pay claims in the event that any reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement.

The Company has several quota share reinsurance agreements in place with General Re Life Corporation (“General Re”), Hannover Life Re of America (“Hannover”) and Swiss Re Life & Health America (“Swiss Re”), (collectively, the “Reinsurers”), which Reinsurers are rated A or better by A.M. Best. These agreements cover various insurance products, primarily Medicare Supplement, long term care and senior life policies, written or acquired by the Company and contain ceding percentages ranging between 15% and 100%. Effective January 1, 2004, the Company’s retention on all new Medicare Supplement business was 100%. Therefore, the Company no longer reinsures new Medicare Supplement business.

During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Captive Re, Ltd. (“PharmaCare Re”). Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35.0 million. The Company receives an underwriting fee of two percent of premium. Annualized premium in force on this block of business is approximately $260.0 million. During 2005, both direct and ceded premium increased by approximately $132.3 million as a result of this agreement.

During 2005, we ceded premiums of $132.3 million to PharmaCare Re, $96.2 million to General Re, $90.6 million to Hannover and $12.0 million to Swiss Re, representing 11%, 8%, 8% and 1% respectively of our total direct and assumed premiums. During 2004, we ceded premiums of $109.0 million to General Re, $105.3 million to Hannover, and $7.7 million to Swiss Re, representing 12%, 12% and 1%, respectively, of our total direct and assumed premiums. During 2003, we ceded premiums of $123.5 million to General Re, $116.3 million to Hannover and $4.9 million to Swiss Re, representing 17%, 16% and 1%, respectively, of our total direct and assumed premiums. Amounts recoverable from all our reinsurers were as follows:

	2005	2004
	(In thousands)
Reinsurer
General Re	$86,864	$83,696
Hannover	64,885	68,463
PharmaCare Re	21,423	—
Swiss Re	17,947	14,583
Other	36,273	45,759
Total	$227,392	$212,501

At December 31, 2005, the total amount recoverable from reinsurers included $217.8 million recoverable on future policy benefits and unpaid claims and $9.6 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2004, the total amount recoverable from reinsurers included $208.3 million recoverable on future policy benefits and unpaid claims and $4.2 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. A summary of reinsurance is presented below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Premiums
Life insurance	$75,701	$58,059	$44,268
Accident and health	1,078,666	796,087	656,147
Total gross premiums	1,154,367	854,146	700,415
Ceded to other companies
Life insurance	(18,713)	(12,375)	(8,142)
Accident and health	(331,703)	(232,508)	(272,347)
Total ceded premiums	(350,416)	(244,883)	(280,489)
Assumed from other companies
Life insurance	5,628	7,376	3,339
Accident and health	26,480	28,306	23,703
Total assumed premium	32,108	35,682	27,042
Net amount
Life insurance	62,617	53,060	39,465
Accident and health	773,442	591,885	407,503
Total net premium	$836,059	$644,945	$446,968
Percentage of assumed to net premium
Life insurance	9%	14%	8%
Accident and health	3%	5%	6%
Total assumed to total net	4%	6%	6%
Claims recovered	$321,525	$192,856	$189,626

	As of December 31,
	2005	2004	2003
	(In thousands)
Life insurance in force
Gross amount	$4,013,595	$3,932,446	$3,757,618
Ceded to other companies	(835,724)	(833,452)	(788,761)
Assumed from other companies	109,353	138,849	145,028
Net amount	$3,287,224	$3,237,843	$3,113,885
Percentage of assumed to net in force	3%	4%	5%

13.          LOAN PAYABLE

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004 (see Note 3—Business Combinations), the Company amended the Credit Agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from

$36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of December 31, 2005. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective January 1, 2006, the interest rate on the term loan is 6.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by CHCS Services Inc., WorldNet Services Corp., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the “Guarantors”) and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, CHCS Services Inc., WorldNet Services Corp., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

The Amended Credit Facility requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, a minimum risk based capital test and a minimum consolidated net worth test. The Amended Credit Facility also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Amended Credit Facility contains customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency and judgment defaults. During the fourth quarter of 2005, the Company was in default with a covenant regarding limitations on treasury stock repurchases. The Company requested and received, from the administrative agent for the bank group, a waiver of the event of default and an amendment to the Amended Credit Facility to increase the limitation for treasury stock purchases to $30.0 million in the aggregate after January 1, 2006.

The Company made regularly scheduled principal payments of $5.3 million during the year ended December 31, 2005, $5.7 million during 2004 and $8.7 million during 2003 in connection with its credit facilities. The Company paid interest of $5.5 million during 2005, $3.1 million during 2004 and $2.7 million during 2003 in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006	$5,250
2007	5,250
2008	5,250
2009	80,063
$95,813

The following table sets forth certain summary information with respect to total borrowings of the Company:

	As of December 31,		Year Ended December 31,
				Weighted
			Maximum	Average	Average
	Amount	Interest	Amount	Amount	Interest
	Outstanding	Rate	Outstanding	Outstanding(1)	Rate(2)
	(In thousands)		(In thousands)	(In thousands)
2005	$95,813	6.64%	$101,063	$99,081	5.53%
2004	$101,063	4.29%	$105,000	$75,775	4.06%
2003	$38,172	4.14%	$65,000	$49,889	4.50%

(1)                The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months’ average outstanding in borrowings.

(2)                The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

2003 Refinancing of Debt

On March 31, 2003, the Credit Facility issued in 1999 was repaid from the proceeds of the Credit Agreement obtained in connection with the acquisition of Pyramid Life. The early extinguishment of this debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

14.          OTHER LONG TERM DEBT

The Company has formed separate statutory business trusts (the “Trusts”), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the “Junior Subordinated Debt”) and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company does not consolidate the trusts.

The Trusts have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2005
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		8.2%
May 2033	15,000	Floating	420		8.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
	$75,000

(1)                Effective September 2003, the Company entered into a swap agreement whereby it will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

(2)                The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008, it will be converted to a floating rate equal to LIBOR plus 410 basis points.

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

The Company paid $5.3 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2005, $4.7 million during 2004, and $ 2.1 million during 2003.

15.          DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.5 million at December 31, 2005 and $0.8 million at December 31, 2004 and is included in other assets.

During the third quarter of 2005, the Company began to consider alternatives to refinance its debt. As the likelihood of such refinancing grew, the Company entered into two separate forward treasury rate lock agreement transactions. Each such transaction locked in the rates on separate $25.0 million pieces of the anticipated $125.0 million refinancing. The Company designated the hedging transactions as cash flow hedges of a series of forecasted interest payments with a variability attributable to changes in the benchmark interest rate risk associated with a borrowing program over the life of the agreements. At the time the treasury rate lock agreements were entered into, the Company determined that it was likely that the forecasted transaction (the refinancing) would occur. Rates continued to rise subsequent to the dates the rate locks were entered into, and as a result, the value of the rate locks to the Company was positive.

In December 2005, the Company determined that it was no longer probable that the forecasted transaction (the refinancing) would occur, and the Company terminated both of the treasury rate lock agreements. The Company received a total of $0.5 million, the fair value of the treasury rate locks, as consideration upon the termination of the contracts. As the hedges were no longer effective, the total amount of the consideration was recognized as a realized gain.

16.          COMMITMENTS AND CONTINGENCIES

Securities Class Action and Derivative Litigation

Five actions containing related factual allegations were filed against the Company and certain of its officers and directors between November 22, 2005 and February 2, 2006. One of these actions was voluntarily withdrawn by plaintiffs, and four actions are now pending.

In the first action, Robert Kemp filed a purported class action complaint (the “Kemp Action”) on November 22, 2005, in the United States District Court for the Southern District of New York. The Kemp Action is a purported class action asserted on behalf of those shareholders of the Company who acquired the Company’s common stock between February 16, 2005 and October 28, 2005. Plaintiffs in the Kemp Action seek unspecified damages under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon allegedly false statements by the Company and Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant (hereinafter, the “Officer Defendants”) in press releases, financial statements and analyst conferences during the class period.

Another purported class action was recently filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who had filed a motion to be named as lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action are similar to those in the Kemp Action.

Two additional actions have been brought derivatively by shareholders purporting to act on behalf of the Company, and not as class actions. One of these was filed by Green Meadows Partners LLP (the “Green Meadows Action”) on December 13, 2005, in the United States District Court for the Southern District of New York. In the Green Meadows Action, plaintiffs seek contribution under Section 10(b) and 21D of the Exchange Act on the ground that if the Company is found liable to have violated the securities laws in the Kemp Action, then the Officer Defendants are liable for contribution. The Green Meadows Action also asserts three claims under state law for breach of fiduciary duty against the Officer Defendants.

The second derivative action was filed by plaintiff Arthur Tsutsui (the “Tsutsui Action”) on December 30, 2005, in The Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three Officer Defendants named in the other actions, as well as all of the directors sitting on the Company’s Board of Directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that are the subject of the Kemp Action constituted a breach of fiduciary duty by the Officer Defendants and the directors that caused the Company to sustain damages . The Tsutsui Action also seeks recovery of any proceeds derived by the Officer Defendants from the sale of Company stock that was in breach of their fiduciary duties.

All of the cases are at a preliminary stage. In the class actions, motions concerning the appointment of lead plaintiff are pending before the Court. The defendants were not required to respond to these motions, and did not do so. The time for the defendants initially to respond to the class actions will not expire until at least 45 days after the Court enters an order concerning the appointment of lead plaintiff. In the derivative actions, the time for defendants initially to respond to both complaints was extened to April 28, 2006. Each of the Officer Defendants denies the allegations and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

Other Litigation

The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Tennessee, Texas, and Ontario, Canada. Rent expense was $4.2 million for the year ended December 31, 2005, $3.0 million for 2004 and $2.4 million for 2003. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2006	$4,189
2007	4,151
2008	4,011
2009	3,619
2010 and thereafter	10,220
Total	$26,190

In addition to the above, Pennsylvania Life and Penncorp Life (Canada) are the named lessees on 69 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life and Penncorp Life (Canada) the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2005 was approximately $1.7 million.

17.          UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN

Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan (“Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 100% of the employee’s compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer’s contributions vest at the rate of 25% per plan year, starting at the end of the second year. Amounts credited to employee’s accounts under the Savings Plan are invested by the employer-appointed investment committee. Currently, the Company matches employee contributions with Company common stock in amounts equal to 100% of the employee’s first 1% of contributions and 50% of the employee’s next 4% of contributions to a maximum matching contribution of 3% of the employee’s eligible compensation. The Company made matching contributions under the Savings Plan of $0.7 million in 2005, $0.6 million in 2004 and $0.4 million in 2003. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. The Savings Plan held 610,132 shares of the Company’s common stock at December 31, 2005, which represented 44.3% of total plan assets and 565,034 shares at December 31, 2004, which represented 47% of total plan assets. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

18.          DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fixed maturities available for sale:   Fair value of fixed maturities is based upon quoted market prices, where available, or on values obtained from independent pricing services. For certain mortgage-backed and asset-backed securities, the determination of fair value is based primarily upon the amount and timing of expected future cash flows of the security. Estimates of these cash flows are based current economic conditions, past credit loss experience and other circumstances.

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

Loan payable and trust preferred securities   Fair value for the loan payable and trust preferred securities is equal to the carrying amount.

The estimated fair values of the Company’s financial instruments are as follows:

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities available for sale	$1,344,775	$1,344,775	$1,170,822	$1,170,822
Equity securities	1,279	1,279	755	755
Policy loans	23,601	23,601	24,318	24,318
Other invested assets	896	896	1,187	1,187
Cash and cash equivalents	138,899	138,899	181,257	181,257
Cash flow swap	1,544	1,544	832	832
Financial liabilities:
Investment contract liabilities	498,421	464,609	478,373	444,068
Loan payable	95,813	95,813	101,063	101,063
Trust preferred securities	75,000	75,000	75,000	75,000

19.          EARNINGS PER SHARE

The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

	For the Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		57,254
Less: Weighted average treasury shares		(175)
Basic earnings per share	$53,876	57,079	$0.94
Effect of dilutive securities		1,986
Diluted EPS	$53,876	59,065	$0.91

	For the Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		54,780
Less: Weighted average treasury shares		(153)
Basic earnings per share	$63,871	54,627	$1.17
Effect of dilutive securities		2,005
Diluted EPS	$63,871	56,632	$1.13

	For the Year Ended December 31, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		53,670
Less: Weighted average treasury shares		(148)
Basic earnings per share	$43,052	53,522	$0.80
Effect of dilutive securities		1,508
Diluted EPS	$43,052	55,030	$0.78

20.          OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
For the year ended December 31, 2005
Net unrealized gain arising during the year (net of deferred acquisition costs)	$1,765	$619	$1,146
Reclassification adjustment for gains included in net income	(5,773)	(2,021)	(3,752)
Net unrealized loss	(4,008)	(1,402)	(2,606)
Cash Flow Hedge	712	249	463
Foreign currency translation adjustment	1,624	568	1,056
Other comprehensive loss	$(1,672)	$(585)	$(1,087)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
For the year ended December 31, 2004
Net unrealized gain arising during the year (net of deferred acquisition costs)	$9,542	$3,339	$6,203
Reclassification adjustment for gains included in net income	(10,647)	(3,726)	(6,921)
Net unrealized loss	(1,105)	(387)	(718)
Cash flow hedge	636	223	413
Foreign currency translation adjustment	2,329	815	1,514
Other comprehensive income	$1,860	$651	$1,209

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
For the year ended December 31, 2003
Net unrealized gain arising during the year (net of deferred acquisition costs)	$7,976	$2,791	$5,185
Reclassification adjustment for gains included in net income	(2,057)	(720)	(1,337)
Net unrealized gain	5,919	2,071	3,848
Cash flow hedge	196	69	127
Foreign currency translation adjustment	9,090	3,178	5,912
Other comprehensive income	$15,205	$5,318	$9,887

21.          BUSINESS SEGMENT INFORMATION:

The Company’s principal business segments are based on product and include:  Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity and Senior Administrative Services. The Company also reports the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of Heritage and our other initiatives in managed care for seniors. Heritage operates Medicare Advantage plans in Houston and Beaumont Texas, and our Medicare Advantage private fee-for-service plans. Heritage generates its revenues and profits from three sources. First, Heritage owns an interest in SelectCare, a health plan that offers coverage to Medicare beneficiaries under a contract with CMS. Next, Heritage operates three separate Management Service Organizations (“MSO’s”) that manage the business of SelectCare and two affiliated Independent Physician Associations (“IPA’s”). Lastly, Heritage participates in the net results derived from these IPA’s. Heritage’s Medicare Advantage plans are sold by our career agency sales force and directly by employee representatives. Our Medicare Advantage private fee-for-service plans were introduced during the second quarter of 2004 and are sold by independent agents.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments and interest on notes payable or receivable between the Corporate segment and the operating segments.

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	2005		2004		2003
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$240,750	$27,829	$93,528	$10,136	$—	$—
Senior Market Health Insurance	396,304	10,181	360,349	35,407	271,619	27,734
Specialty Health Insurance	176,246	26,948	174,768	26,316	172,131	24,435
Life Insurance and Annuity	96,168	15,723	84,523	13,370	67,090	11,981
Senior Administrative Services	59,124	9,449	56,668	13,090	48,531	11,018
Corporate	1,017	(13,937)	289	(12,498)	232	(10,746)
Intersegment revenues	(43,795)	—	(44,340)	—	(37,068)	—
Adjustments to segment amounts:
Net realized gains(1)	5,773	5,773	10,647	10,647	2,057	2,057
Premium revenue adjustment(2)	336	—	(969)	—	(1,844)	—
Total	$931,923	$81,966	$735,463	$96,468	$522,748	$66,479

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

Identifiable assets by segment are as follows:

	As of December 31,
	2005	2004
	(In thousands)
Senior Managed Care—Medicare Advantage	$167,664	$136,349
Senior Market Health Insurance	440,661	385,487
Specialty Health Insurance	795,768	732,680
Life Insurance and Annuity	764,160	723,343
Senior Administrative Services	26,149	19,401
Corporate	705,409	608,722
Intersegment assets(1)	(671,832)	(588,894)
Total Assets	$2,227,979	$2,017,088

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

22.          FOREIGN OPERATIONS

A portion of the Company’s operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

	For the year ended December 31,
	2005	2004	2003
	(In thousands)
United States	$851,936	$655,842	$456,631
Canada	74,214	68,974	64,060
Total	$926,150	$724,816	$520,691

Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

	December 31,
	2005	2004
	(In thousands)
Assets	$277,695	$233,741
Liabilities	$212,270	$188,125

23.          CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts.

	Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$224,202	$229,797	$237,152	$240,772
Total benefits, claims and other expenses	199,545	202,119	213,103	235,190
Income before income taxes	24,657	27,678	24,049	5,582
Income tax expense	8,585	9,030	8,761	1,714
Net income	$16,072	$18,648	$15,288	$3,868
Basic earnings per share	$0.29	$0.33	$0.26	$0.07
Diluted earnings per share	$0.28	$0.32	$0.25	$0.06

	Three Months Ended
2004	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$158,538	$166,507	$203,721	$206,579
Total benefits, claims and other expenses	137,353	146,582	174,403	180,539
Income before income taxes	21,185	19,925	29,318	26,040
Income tax expense	7,309	6,874	9,776	8,638
Net income	$13,876	$13,051	$19,542	$17,402
Basic earnings per share	$0.26	$0.24	$0.36	$0.32
Diluted earnings per share	$0.25	$0.23	$0.34	$0.30

	Three Months Ended
2003	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$97,913	$138,109	$139,803	$146,923
Total benefits, claims and other expenses	86,262	121,464	122,106	126,438
Income before income taxes	11,651	16,645	17,697	20,485
Income tax expense	4,103	5,645	6,281	7,398
Net income	$7,548	$11,000	$11,416	$13,087
Basic earnings per share	$0.14	$0.21	$0.21	$0.24
Diluted earnings per share	$0.14	$0.20	$0.21	$0.23

Significant Fourth Quarter Adjustments

During the fourth quarter of 2005, the Company recorded a pre-tax adjustment that increased incurred claims by $9.9 million, or $0.11 per diluted share after tax. Two factors caused this action. First, incurred claims increased by $4.4 million as a result of a change in the estimate of the Company’s Medicare Supplement claim reserves of $6.8 million, offset by an increase in amounts recoverable from reinsurers of $2.4 million. Second, the Company determined that, over a four year period, it had overstated the amounts recoverable from reinsurers for ceded Medicare Supplement claim reserves. During the fourth quarter of 2005, the Company decreased its recoverable from reinsurers for ceded Medicare Supplement claim reserves by $5.5 million. Approximately $1.1 million of the decrease was determined to relate to the first three quarters of 2005 and $3.1 million of the decrease was determined to relate to the years 2002 through 2004.

Also during the fourth quarter of 2005, the Company incurred pre-tax expenses of $10.6 million, or $0.11 per diluted share after tax, to implement our Part D and Medicare Advantage expansion initiatives.

Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2005, $1.8 million of the liability was released, approximately $0.02 per diluted share after tax.

There were no significant fourth quarter adjustments during 2004 or 2003.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN FINANCIAL CORP.
December 31, 2005 and 2004

	December 31, 2005
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$114,089	$112,857	$111,861	$111,861
Corporate bonds	439,544	449,639	458,809	458,809
Foreign bonds(1)	453,678	223,428	266,168	266,168
Mortgage-backed and asset-backed securities	506,456	508,200	507,937	507,937
Equity securities		1,299	1,279	1,279
Sub-total		1,295,423	$1,346,054	1,346,054
Policy loans		23,601		23,601
Other invested assets		896		896
Total investments		$1,319,920		$1,370,551

	December 31, 2004
	Face	Amortized	Fair	Carrying
Classification	Value	Cost	Value	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$85,547	$87,552	$87,943	$87,943
Corporate bonds	474,322	486,142	511,779	511,779
Foreign bonds (1)	424,613	209,583	238,347	238,347
Mortgage-backed and asset-backed securities	358,466	326,401	332,753	332,753
Equity securities		748	755	755
Sub-total		1,110,426	$1,171,577	1,171,577
Policy loans		24,318		24,318
Other invested assets		1,187		1,187
Total investments		$1,135,931		$1,197,082

(1)          Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)
CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(In thousands)
ASSETS
Cash and cash equivalents	$12,455	$3,020
Investments in subsidiaries, at equity	632,449	535,277
Surplus note receivable from affiliate	40,050	48,450
Due from affiliates—agent balance financing	8,436	8,894
Due from affiliates	964	821
Deferred loan origination fees	4,656	5,331
Deferred tax asset	1,124	1,537
Other assets	5,275	5,392
Total assets	$705,409	$608,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Loan payable	$95,813	$101,063
Other long term debt	75,000	75,000
Note payable to affiliate	—	3,407
Due to affiliate	—	3,870
Retiree plan termination liability	772	2,681
Accounts payable and other liabilities	1,939	3,280
Total liabilities	173,524	189,301
Total stockholders’ equity	531,885	419,421
Total liabilities and stockholders’ equity	$705,409	$608,722

See notes to condensed financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2005

	2005	2004	2003
	(In thousands)
REVENUES:
Surplus note investment income—affiliated	$2,587	$2,389	$2,845
Realized gain	498	—	—
Other income	1,013	298	230
Total revenues	4,098	2,687	3,075
EXPENSES:
Selling, general and administrative expenses	5,553	6,347	4,701
Release of retiree plan termination liability	(1,815)	(604)	(393)
Equity in loss of unconsolidated subsidiary	3,980	—	—
Early extinguishment of debt	—	—	1,766
Interest expense—loan payable	5,557	3,074	2,245
Interest expense—other long term debt	5,426	4,829	2,649
Interest expense—affiliated	231	502	991
Total expenses	18,932	14,148	11,959
Loss before income taxes and equity in income of subsidiaries	(14,834)	(11,461)	(8,884)
Income tax benefit	5,706	4,680	3,635
Loss before equity in income of subsidiaries	(9,128)	(6,781)	(5,249)
Equity in income of subsidiaries	63,004	70,652	48,301
Net income	$53,876	$63,871	$43,052

See notes to condensed financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Years Ended December 31, 2005

	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$53,876	$63,871	$43,052
Adjustments to reconcile net income to net cash used by operating activities:
Realized gain	(498)	—	—
Equity in income of subsidiaries	(63,004)	(70,652)	(48,903)
Equity in loss of unconsolidated subsidiary	3,980	—	—
Change in amounts due to/from subsidiaries	(4,405)	(560)	(223)
Amortization of deferred loan origination fees	675	727	2,206
Deferred income taxes	413	(164)	(1,177)
Change in other assets and liabilities	(3,802)	2,354	506
Net cash used by operating activities	(12,765)	(4,424)	(4,539)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	23,253	—	—
Purchase of fixed maturities	(23,253)	—	—
Redemption of surplus note due from affiliate	8,400	11,550	—
Capital contributions to subsidiaries	(37,150)	(17,800)	(36,500)
Purchase of business	—	(100,149)	—
Loans to subsidiaries	—	—	(3,500)
Repayments of loans to subsidiaries	—	2,397	1,102
Purchase of agent balances from subsidiaries, net of collections	458	(1,263)	(5,840)
Other investing activities	(2,618)	—	(1,966)
Net cash used by investing activities	(30,910)	(105,265)	(46,704)
Cash flows from financing activities:
Net proceeds from issuance of common stock	64,843	4,791	4,086
Purchase of treasury stock	(10,961)	(325)	(1,113)
Repayment of stock loans	20	125	653
Repayments of debt to subsidiaries	(3,407)	(3,518)	(9,111)
Issuance of trust preferred securities	—	—	60,000
Issuance of new debt	—	68,594	65,000
Early extinguishment of debt	—	—	(68,950)
Principal repayment on debt	(5,250)	(5,704)	(8,653)
Dividends received from subsidiaries	6,975	34,582	16,568
Other financing activities	890	(2,075)	(3,860)
Net cash provided from financing activities	53,110	96,470	54,620
Net increase (decrease) in cash and cash equivalents	9,435	(13,219)	3,377
Cash and cash equivalents:
At beginning of year	3,020	16,239	12,862
At end of year	12,455	$3,020	$16,239
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,116	$8,307	$5,863
Income taxes	$3,300	$(4,717)	$(3,525)

See notes to condensed financial statements

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                 BASIS OF PRESENTATION

In the parent-company-only financial statements, the parent company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The parent company’s share of net income of its wholly owned unconsolidated subsidiaries is included in its net income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation.

2.                 RETIREE PLAN TERMINATION LIABILITY

Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2005, $1.8 million of the liability was released. The liability released during the fourth quarter of 2004 was $ 0.6 million and the liability released during the fourth quarter of 2003 was $0.4 million. The future projected releases of the liability are $0.7 million in 2006 and $0.1 million in 2007.

3.                 UNCONSOLIDATED SUBSIDIARY

In the second quarter of 2005, Universal American entered into a joint venture with PharmaCare and created PDMS, Inc., which is 50% owned by each Universal American and PharmaCare. The net deficit of the entity of $1.0 million is included in other assets. The Company and PharmaCare each made additional contributions of $1.3 million to PDMS, Inc. in January 2006.

4.                 EARLY EXTINGUISHMENT OF DEBT

On March 31, 2003, the company repaid the balance of its existing credit facility from the proceeds of the new loan obtained in connection with the acquisition of Pyramid Life Insurance Company. The early extinguishment of debt resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.8 million.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION
UNIVERSAL AMERICAN FINANCIAL CORP.
(In thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2005
Senior Managed Care—Medicare Advantage	$ —	$ —	—	$ 27,692	$ 237,891	$ 2,685	$ 170,900	$ —	$ 39,729
Senior Market Health Insurance	112,800	113,029	—	51,780	390,520	4,783	291,696	(31,035)	121,604
Specialty Health Insurance	76,083	507,634	—	36,751	147,831	27,152	102,276	(8,799)	55,822
Life Insurance/Annuities	83,659	677,417	—	14,081	59,740	36,299	56,592	(16,906)	40,491
Senior Administrative Services	—	—	—	—	—	—	—	—	49,197
Corporate	—	—	—	—	—	815	—	—	15,164
Intersegment and other adjustments	—	—	—	—	77	(122)	187	—	(43,868)
Segment Total	$ 272,542	$ 1,298,080	—	$ 130,304	$ 836,059	$ 71,612	$ 621,651	$ (56,740)	$ 278,139
2004
Senior Managed Care—Medicare Advantage	$ —	$ —	—	$ 14,448	$ 93,011	$ 333	$ 66,449	$ —	$ 15,042
Senior Market Health Insurance	81,889	118,892	—	53,981	355,323	4,167	246,019	(32,878)	109,828
Specialty Health Insurance	66,310	472,716	—	26,276	147,543	26,351	96,932	(8,292)	59,812
Life Insurance/Annuities	60,082	646,090	—	10,623	50,037	34,207	53,461	(24,337)	41,104
Senior Administrative Services	—	—	—	—	—	9	—	—	43,160
Corporate	—	—	—	—	—	247	—	—	13,398
Intersegment and other adjustments	—	—	—	—	(969)	(123)	(1,162)	—	(44,773)
Segment Total	$ 208,281	$ 1,237,698	$ —	$ 105.328	$ 644,945	$ 65,191	$ 461,699	$ (65,507)	$ 237,571
2003
Senior Market Health Insurance	$ 48,909	$ 117,637	$ —	$ 73,325	$ 268,057	$ 3,341	$ 184,493	$ (21,914)	$ 79,482
Specialty Health Insurance	56,150	444,419	—	27,058	144,615	26,970	97,204	(10,553)	61,033
Life Insurance/Annuities	38,652	580,095	—	8,521	36,140	30,742	41,311	(18,637)	31,617
Senior Administrative Services	—	—	—	—	—	48	—	—	37,143
Corporate	—	—	—	—	—	190	—	—	11,959
Intersegment and other adjustments	—	—	—	—	(1,844)	(216)	(1,474)	—	(38,418)
Segment Total	$ 143,711	$ 1,142,151	$ —	$ 108,904	$ 446,968	$ 61,075	$ 321,534	$ (51,104)	$ 182,816