Form 10-Q
period 2006-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2006-05-10
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, 58,398,558 shares of the registrant’s common stock were issued and outstanding.

As used in this Quarterly Report on Form 10-Q, “Universal American,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in our Annual Report on Form 10-K in Item 1 “Business” and Item 1A “Risk Factors” and in this Quarterly Report on Form 10-Q in report Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments (Note 5):
Fixed maturities available for sale, at fair value (amortized cost: 2006, $1,287,548; 2005, $1,294,124)	$1,316,228	$1,344,775
Policy loans	23,598	23,601
Other invested assets	1,658	2,175
Total investments	1,341,484	1,370,551
Cash and cash equivalents	348,302	138,899
Accrued investment income	12,576	13,067
Deferred policy acquisition costs	282,190	272,542
Amounts due from reinsurers	273,191	227,392
Due and unpaid premiums	23,141	7,815
Present value of future profits and other amortizing intangible assets (Note 4)	60,432	50,724
Goodwill and other indefinite lived intangible assets (Note 4)	73,000	73,000
Income taxes receivable	—	2,230
Other assets	136,290	71,759
Total assets	$2,550,606	$2,227,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances	$503,262	$498,421
Reserves for future policy benefits	790,528	781,363
Policy and contract claims—life	13,544	14,525
Policy and contract claims—health	163,043	115,779
Advance Premiums	77,585	18,296
CMS contract deposits for amounts not at risk	151,545	—
Loan payable (Note 9)	94,500	95,813
Other long term debt (Note 10)	75,000	75,000
Amounts due to reinsurers	29,887	6,028
Income taxes payable	5,803	—
Deferred income tax liability	6,442	20,072
Other liabilities	110,626	70,798
Total liabilities	2,021,765	1,696,095
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY (Note 6)
Common stock (Authorized: 100 million shares, issued: 2006, 59.1 million shares; 2005, 59.0 million shares)	591	590
Additional paid-in capital	243,815	242,433
Accumulated other comprehensive income (Notes 6 and 14)	28,440	39,896
Retained earnings	267,226	260,205
Less: Treasury stock (2006, 0.8 million shares; 2005, 0.8 million shares)	(11,231)	(11,240)
Total stockholders’ equity	528,841	531,884
Total liabilities and stockholders’ equity	$2,550,606	$2,227,979

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands, per share amounts in dollars)

	2006	2005
Revenues:
Direct premium and policyholder fees earned	$485,318	$253,344
Reinsurance premiums assumed	8,317	9,069
Reinsurance premiums ceded	(184,329)	(60,145)
Net premiums and policyholder fees earned	309,306	202,268
Net investment income	20,129	16,681
Net realized gains (losses) on investments	(1)	1,073
Fee and other income	16,094	4,180
Total revenues	345,528	224,202
Benefits, Claims and Expenses:
Claims and other benefits	242,688	137,656
Net increase in reserves for future policy benefits	9,500	5,781
Interest credited to policyholders	4,470	4,545
Increase in deferred acquisition costs	(5,385)	(15,687)
Amortization of intangible assets (Note 4)	2,368	1,678
Commissions	35,725	38,195
Reinsurance commission and expense allowances	(17,864)	(14,408)
Interest expense	3,042	2,511
Other operating costs and expenses	59,928	39,274
Total benefits, claims and other deductions	334,472	199,545
Income before taxes	11,056	24,657
Income tax expense	4,035	8,585
Net income	$7,021	$16,072
Earnings per common share (Note 13):
Basic	$0.12	$0.29
Diluted	$0.12	$0.28

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
2005
Balance, January 1, 2005	$553	$172,525	$40,983	$206,329	$(969)	$419,421
Net income	—	—	—	16,072	—	16,072
Other comprehensive loss (Note 14)	—	—	(8,313)	—	—	(8,313)
Comprehensive income						7,759
Issuance of common stock	5	3,156	—	—	—	3,161
Stock-based compensation	—	356	—	—	—	356
Repayments of loans to officers	—	20	—	—	—	20
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(11)	(11)
Treasury shares reissued (Note 6)	—	593	—	—	583	1,176
Balance, March 31, 2005	$558	$176,650	$32,670	$222,401	$(397)	$431,882
2006
Balance, January 1, 2006	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	7,021	—	7,021
Other comprehensive loss (Note 14)	—	—	(11,456)	—	—	(11,456)
Comprehensive loss						(4,435)
Issuance of common stock	1	306	—	—	—	307
Stock-based compensation	—	1,075	—	—	—	1,075
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(8)	(8)
Treasury shares reissued (Note 6)	—	1	—	—	17	18
Balance, March 31, 2006	$591	$243,815	$28,440	$267,226	$(11,231)	$528,841

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$7,021	$16,072
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Deferred income taxes	(7,465)	6,128
Change in reserves for future policy benefits	10,183	540
Change in policy and contract claims	46,283	11,035
Change in reinsurance balances	(22,658)	(2,260)
Change in deferred policy acquisition costs	(5,385)	(15,687)
Amortization of present value of future profits and other intangibles	2,368	1,678
Other amortization and depreciation	1,774	960
Net accretion of bond discount	(1,528)	(988)
Realized losses (gains) on investments	1	(1,073)
Equity in the income of unconsolidated subsidiary	(9,807)	—
Change in income taxes payable	8,033	1,287
Change in policy loans	3	110
Change in accrued investment income	491	(451)
Other, net	29,220	(5,983)
Net cash provided by operating activities	58,534	11,368
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	17,347	86,694
Cost of fixed maturities purchased	(10,398)	(146,420)
Purchase of business	(12,075)	—
Other investing activities	37	(902)
Net cash used by investing activities	(5,089)	(60,628)
Cash flows from financing activities:
Net proceeds from issuance of common stock	559	2,173
Cost of treasury stock purchases	(7)	(11)
Receipts from CMS contract deposits	270,397	—
Withdrawals from CMS contract deposits	(118,852)	—
Change in policyholder account balances	4,841	8,842
Change in reinsurance on policyholder account balances	333	(142)
Principal repayment on loan payable	(1,313)	(1,313)
Net cash provided by financing activities	155,958	9,549
Net increase (decrease) in cash and cash equivalents	209,403	(39,711)
Cash and cash equivalents at beginning of year	138,899	181,257
Cash and cash equivalents at end of year	$348,302	$141,546
Supplemental cash flow information:
Cash paid for interest	$3,061	$2,506
Cash paid for income taxes	$2,311	$1,207

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (“we”, the “Company” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life Insurance Company (“Pennsylvania Life”), The Pyramid Life Insurance Company (“Pyramid Life”) and Penncorp Life Insurance Company, a Canadian company (“Penncorp Life (Canada)”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”). Heritage Health Systems, Inc. (“Heritage”) operates Medicare Advantage plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., and in Oklahoma through SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), and our Medicare Advantage private fee-for-service plans. CHCS Services, Inc. (“CHCS”), the Company’s administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs. During 2005, we entered into a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a wholly owned subsidiary of CVS Corporation (“CVS”), and created Part D Management Services, L.L.C. (“PDMS”). PDMS is 50% owned by Universal American and 50% owned by PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. In 2006, we began offering prescription drug benefit plans pursuant to Medicare Part D (“Part D”) through a strategic alliance with PharmaCare, a third party pharmacy benefits manager (“PBM”).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate the accounts of Universal American Financial Corp. (“Universal American”) and its subsidiaries (collectively the “Company”), American Progressive, American Pioneer, American Exchange Life Insurance Company (“American Exchange”), Pennsylvania Life, Peninsular Life Insurance Company (“Peninsular”), Union Bankers, Constitution, Marquette, Penncorp Life (Canada), Pyramid Life, Heritage and CHCS. For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Significant Accounting Policies:   For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under Prescription Drug Plans (“PDPs”).

In general, pharmacy benefits under Medicare Part D PDPs may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D PDPs must offer either “standard coverage” or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These “defined standard” benefits represent the minimum level of benefits mandated by Congress. We also offer other PDPs containing benefits in excess of the standard coverage limits for an additional beneficiary premium.

The payment our PDPs receive monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage for each month which members are entitled to service. However, our CMS payment includes subsidies and is subject to risk corridor adjustments in order for our PDPs and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to our PDPs by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s actual prescription drug costs as a percentage of revenues to the ratio targeted in their bids (“target amount’). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate does not consider future pharmacy claims experience.

Certain subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are all reimbursed by CMS through the reinsurance subsidy for PDP plans offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as a deposit in our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded to the balance sheet as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration to PharmaCare, a third party pharmacy benefit manager (“PBM”). Certain of our PDPs receive all or a portion of the rebates from drug companies on prescriptions filled. These rebates are reflected as a reduction in pharmacy benefit costs. Pharmacy benefit costs are based on rates as contracted with PharmaCare.

We based our membership for Part D on March enrollment information provided by CMS representing approximately 367,000 members enrolled in our PDPs for which we were paid by CMS. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data we based our results on for the first quarter will increase, with a corresponding change in the financial results for the segment, however, we are unable to quantify the impact of this likely increase until the membership data is fully reconciled with CMS. Our claims expense is based on incurred pharmacy benefits for the reported enrolled membership.

During 2005, we entered into a strategic alliance with PharmaCare and created Part D Management Services, L.L.C. (“PDMS”), which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. At March 31, 2006, our investment in the equity in PDMS was $10.1 million and at December 31, 2005, our share of the deficit of PDMS was $1.0 million. Our share in the net income of PDMS was $9.8 million for the three months ended March 31, 2006 and is included in other income.

The condensed financial information for 100% of PDMS is as follows:

March 31, 2006
(in thousands)
Assets
Cash and investments	$13,444
Other	7,502
Total Assets	$20,946
Liabilities
Accrued expenses and other	$793
Equity	20,153
Total liabilities and equity	$20,946

Three months ended March 31, 2006
(in thousands)
Total revenue	$21,103
Total expenses	1,490
Net income	$19,613

Reclassifications:   Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation.

3.   RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements:

Accounting for Stock-Based Compensation—As of January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) using the modified prospective method. FAS 123-R requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and that this fair value be amortized over the grantees’ service period. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. Under the modified prospective method compensation cost is recognized for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements. Prior periods are not restated, as is allowed under the modified retrospective basis, but will continue to be disclosed on a pro forma basis in the Notes to the Consolidated Financial Statements, as previously reported. See Note 7—Stock-Based Compensation for additional information.

Other-Than-Temporary Impairment—In November, 2005, the Financial Accounting Standards Board issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 modifies certain existing guidance and establishes a framework for the evaluation of whether an impairment of an investment is other-than-temporary. The evaluation is based on the intent and ability to hold the security to maturity, and should be considered on an individual security basis, not on a portfolio basis. FSP 115-1 also clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The adoption of FSP 115-1 did not have an effect on the Company’s consolidated financial condition or results of operations. However, the framework provided in FSP 115-1 could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of March 31, 2006, the Company had $17.3 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Future Adoption of Accounting Standards:

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

4.   INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	March 31, 2006		December 31, 2005
	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
	(In thousands)
Senior Health Insurance:
Present value of future profits (“PVFP”)	$18,472	$7,876	$18,472	$6,761
Distribution Channel	22,055	2,206	22,055	2,022
Life Insurance and Annuity—PVFP	4,127	1,653	4,127	1,577
Senior Managed Care—Medicare Advantage:
PVFP—Healthplan membership	15,381	4,025	15,381	3,558
PVFP—IPA’s	15,535	1,037	3,459	635
Senior Administrative Services
PVFP—Administrative service contracts	7,671	7,280	7,671	7,240
PVFP—Override fees	1,797	529	1,797	445
Total	$85,038	$24,606	$72,962	$22,238

The following table shows the changes in the present value of future profits and other amortizing intangible assets:

	Three months ended March 31,
	2006	2005
	(In thousands)
Balance, beginning of year	$50,724	$60,804
Additions	12,076	—
Amortization, net of interest	(2,368)	(1,678)
Balance, end of period	$60,432	$59,126

During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to present value of the future profits, representing the value of the additional interest, and will be amortized over ten years.

Estimated future net amortization expense (in thousands) is as follows:

2006 (remainder of year)	$5,710
2007	6,750
2008	6,385
2009	6,003
2010	5,554
Thereafter	30,030
$60,432

The carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	March 31,	December 31,
	2006	2005
	(In thousands)
Senior Market Health Insurance	$8,760	$8,760
Senior Managed Care—Medicare Advantage	59,883	59,883
Senior Administrative Services	4,357	4,357
Total	$73,000	$73,000

5.   INVESTMENTS

The amortized cost and fair value of fixed maturities are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$113,190	$58	$(2,174)	$111,074
Corporate debt securities	446,970	7,896	(7,864)	447,002
Foreign debt securities(1)	223,032	35,516	(809)	257,739
Mortgage-backed and asset-backed securities	504,356	2,480	(6,423)	500,413
	$1,287,548	$45,950	$(17,270)	$1,316,228

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$112,857	$262	$(1,258)	$111,861
Corporate debt securities	449,639	12,956	(3,786)	458,809
Foreign debt securities(1)	223,428	42,949	(209)	266,168
Mortgage-backed and asset-backed securities	508,200	3,148	(3,411)	507,937
	$1,294,124	$59,315	$(8,664)	$1,344,775

(1)          Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

The amortized cost and fair value of fixed maturities at March 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$53,233	$54,289
Due after 1 year through 5 years	239,138	239,917
Due after 5 years through 10 years	289,747	294,200
Due after 10 years	201,204	227,410
Mortgage-backed and asset-backed securities	504,226	500,412
	$1,287,548	$1,316,228

6.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at March 31, 2006 or December 31, 2005.

Common Stock

The par value of common stock is $0.01 per share with 100 million shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

	Three months ended March 31,
	2006	2005
Common stock issued, beginning of year	59,042,685	55,326,092
Stock options exercised	47,283	378,317
Agent stock award	(639)	60,002
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	1,200	1,100
Common stock issued, end of period	59,090,529	55,765,511

Treasury Stock

The Company currently has 1,000,255 shares available to purchase pursuant to share repurchase programs approved by our Board of Directors in November 2005 and December 2003. Changes in the number of shares of Treasury stock issued were as follows:

	Three months ended March 31,
	2006			2005
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
		(In thousands)			(In thousands)
Treasury stock beginning of year	751,473	$11,240	$14.96	124,941	$969	$7.75
Shares repurchased	513	8	14.85	750	11	15.11
Shares distributed in the form of employee bonuses	(1,156)	(17)	15.08	(74,771)	(583)	15.72
Treasury stock, end of period	750,830	$11,231	$14.96	50,920	$397	$7.81

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Net unrealized appreciation on investments	$28,679	$50,631
Deferred acquisition cost adjustment	3,181	(1,265)
Foreign currency translation gains	10,183	10,469
Fair value of cash flow swap	1,714	1,544
Deferred tax on the above	(15,317)	(21,483)
Accumulated other comprehensive income	$28,440	$39,896

7.   STOCK-BASED COMPENSATION

The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. The Company issues new shares upon the exercise of options. Detailed information for activity in the Company’s stock plans can be found in the financial statement section of our Annual Report on Form 10-K in Note 8—Stock-Based Compensation. The Company adopted FAS 123-R beginning January 1, 2006, using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which is amortized over the grantees’ service period. The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on the Company’s method of computing compensation costs for options from that used to prepare the pro forma disclosures in prior periods. The effect of the adoption of FAS 123-R on selected line items is as follows

(In thousands, except per share amounts)	Three months ended March 31, 2005
Stock option expense	$715
Income before taxes	(715)
Income tax (benefit)	(261)
Net income	(454)
Cash flows from operations	(253)
Cash flows from financing	253
Net income per share:
Basic	$0.01
Diluted	$0.01

The Company did not capitalize any cost of stock-based compensation for its employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

Compensation costs for share-based payments to employees and non-employee didrectors under the fair value method prior to adoption of FAS 123-R is not reflected in the financial statements of those periods. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to those periods.

(In thousands, except per share amounts)	Three months ended March 31, 2005
Reported net income	$16,072
Add back: Stock-based compensation expense included in reported net income, net of tax	281
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(614)
Pro forma net income	$15,739
Net income per share:
Basic, as reported	$0.29
Basic, pro forma	$0.28
Diluted, as reported	$0.28
Diluted, pro forma	$0.27

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	3.12% - 6.68%
Dividend yields	0.0%
Expected volatility	40.00% - 48.64%
Expected lives of options (in years)	0 - 9.0%

A summary of option activity as of and for the three months ended March 31, 2006 is presented below:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	4,823	$6.81	5.2
Granted	41	17.98
Exercised	(47)	6.10
Forfeited or expired	(25)	13.10
Outstanding at end of period	4,792	$6.82	4.7	$42,107
Exerciseable at end of period	3,637	$6.04	4.3	$34,544

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $4.72 and was $6.11 for options granted during the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.4 million and was $3.7 million for options exercised during the three months ended March 31, 2005.

As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $3.4 million, which is expected to be recognized over a weighted average period of 1 year.

Cash received from the exercise of stock options was $0.3 million in the first three months of 2006 and was $2.2 million in the first three months of 2005. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. The amount of financing cash flows recognized for such excess tax deductions were $0.3 million for the three months ended March 31, 2006. The amount of operating cash flows recognized for such excess tax deductions were $1.0 million for the three months ended March 31, 2005.

8.   STATUTORY FINANCIAL DATA

The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the life insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At March 31, 2006, all of our life insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the U.S. life insurance subsidiaries totaled $172.4 million at March 31, 2006 and $158.4 million at December 31, 2005. For the three months ended March 31, 2006, the insurance subsidiaries generated statutory net income of $2.9 million and for the three months ended March 31, 2005, the insurance subsidiaries generated statutory net income of $0.1 million.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At March 31, 2006, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $27.7 million at March 31, 2006 and $23.0 million at December 31, 2005. Statutory net income for our health plan affiliates was $3.1 million for the three months ended March 31, 2006 and $2.6 million for the three months ended March 31, 2005.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$64.3 million (US$55.0 million) as of March 31, 2006 and were C$62.3 million (US$53.6 million) as of December 31, 2005. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at March 31, 2006. Net income for Penncorp Life (Canada) based on Canadian generally accepted accounting principles was C$2.0 million (US$1.7 million) for the three months ended March 31, 2006, C$1.9 million (US$1.6 million) for the three months ended March 31, 2005.

9.   LOAN PAYABLE

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of March 31, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective April 1, 2006, the interest rate on the term loan was 7.2%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company made regularly scheduled principal payments of $1.3 million during the three months ended March 31, 2006 and $1.3 million during the three months ended March 31, 2005, in connection with its credit facilities. The Company paid interest of $1.6 million during the three months ended March 31, 2006 and $1.2 million during the three months ended March 31, 2005, in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006 (remainder of the year)	$3,937
2007	5,250
2008	5,250
2009	80,063
$94,500

10.   OTHER LONG TERM DEBT

The Company has formed separate statutory business trusts (the “Trusts”), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the “Junior Subordinated Debt”) and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company does not consolidate the trusts. The Trusts have issued a combined $75.0 million in thirty year trust preferred securities.

The Company paid $1.4 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2006, and $1.3 million during the three months ended March 31, 2005.

11.   DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.7 million at March 31, 2006 and $1.5 million at December 31, 2005 and is included in other assets.

12.   COMMITMENTS AND CONTINGENCIES

Securities Class Action and Derivative Litigation

Five actions containing related factual allegations were filed against the Company and certain of its officers and directors between November 22, 2005 and February 2, 2006. One of these actions was voluntarily withdrawn by plaintiffs, and four actions are now pending, two of which have been consolidated.

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

Another purported class action was filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who had filed a motion to be named as lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action. By order dated May 1, 2006, the Kemp Action and the Western Trust Action were consolidated, and Western Trust Laborers-Employers Pension Trust was named lead plaintiff.

Two additional actions have been brought derivatively by shareholders purporting to act on behalf of the Company, and not as class actions. One of these was filed by Green Meadows Partners LLP (the “Green Meadows Action”) on December 13, 2005, in the United States District Court for the Southern District of New York, and has been assigned to the same judge presiding over the Kemp Action and the Western Trust Action. In the Green Meadows Action, plaintiffs seek contribution under Section 10(b) and 21D of the Exchange Act on the ground that if the Company is found liable to have violated the securities laws in the Kemp Action, then the Officer Defendants are liable for contribution. The Green Meadows Action also asserts three claims under state law for breach of fiduciary duty against the Officer Defendants.

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

All of the cases are at a preliminary stage. In the consolidated class actions, the Court has adopted a schedule under which the lead plaintiff will file an amended consolidated complaint by June 19, 2006, and defendants’ motion to dismiss that complaint will be fully briefed and argued by December 13, 2006. The Court has adopted a similar schedule in the Green Meadows Action. In the Tsutsui Action, the time for defendants initially to respond to the complaint has been extended to June 2, 2006. Each of the Officer Defendants denies the allegations in the cases and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

Other Litigation

The Company has litigation in the ordinary course of business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

13.   EARNINGS PER SHARE

The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

	Three months ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		59,056
Less: Weighted average treasury shares		(751)
Basic earnings per share	$7,021	58,305	$0.12
Effect of dilutive securities		1,611
Diluted EPS	$7,021	59,916	$0.12

	Three months ended March 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		55,495
Less: Weighted average treasury shares		(100)
Basic earnings per share	$16,072	55,395	$0.29
Effect of dilutive securities		1,999
Diluted EPS	$16,072	57,394	$0.28

14.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Three months ended March 31, 2006
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(17,507)	$(6,126)	$(11,381)
Reclassification adjustment for gains included in net income	1	—	1
Net unrealized loss	(17,506)	(6,126)	(11,380)
Cash Flow Hedge	170	60	110
Foreign currency translation adjustment	(286)	(100)	(186)
Other comprehensive loss	$(17,622)	$(6,166)	$(11,456)

	Three months ended March 31, 2005
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(12,146)	$(4,251)	$(7,895)
Reclassification adjustment for gains included in net income	(1,073)	(376)	(697)
Net unrealized loss	(13,219)	(4,627)	(8,592)
Cash Flow Hedge	657	230	427
Foreign currency translation adjustment	(227)	(79)	(148)
Other comprehensive loss	$(12,789)	$(4,476)	$(8,313)

15.   BUSINESS SEGMENT INFORMATION

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries, under a contract with CMS, in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career agency sales force and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, and are sold by our career and independent agents. We currently market PFFS products in 459 counties throughout 15 states.

Senior Market Health Insurance—This segment consists of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies, as well as our new Medicare Part D plans that began offering prescription drug coverage for seniors on January 1, 2006. The inclusion of the operating results from our Medicare Part D business with those of our Medicare Supplement business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. These businesses generally see higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income attributable to those businesses.

Specialty Health Insurance—This segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States and Canada. This segment also includes certain products that we no longer sell such as long term care and major medical. This segment’s products are distributed primarily by our career agents.

Life Insurance and Annuity—This segment includes all of the life insurance and annuity business sold in the United States. This segment’s products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, claims adjudication, case management, care assessment, referral to health care facilities and administration of our Part D prescription drug plans on behalf of our subsidiaries which commenced on January 1, 2006.

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

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended March 31,
	2006		2005
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$91,035	$9,232	$53,277	$7,041
Senior Market Health Insurance	178,790	(860)	99,231	6,830
Specialty Health Insurance	44,955	4,697	44,114	5,574
Life Insurance and Annuity	25,041	1,042	22,833	4,040
Senior Administrative Services	20,204	2,427	14,908	3,615
Corporate	135	(5,481)	51	(3,516)
Intersegment revenues	(14,631)	—	(11,285)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(1)	(1)	1,073	1,073
Total	$345,528	$11,056	$224,202	$24,657

(1)          We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

Identifiable assets by segment are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Senior Managed Care—Medicare Advantage	$202,183	$167,664
Senior Market Health Insurance	719,088	440,661
Specialty Health Insurance	811,822	795,768
Life Insurance and Annuity	769,810	764,160
Senior Administrative Services	27,417	26,149
Corporate	704,187	705,409
Intersegment assets(1)	(683,901)	(671,832)
Total Assets	$2,550,606	$2,227,979

(1)          Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

16.   FOREIGN OPERATIONS

A portion of the Company’s operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)
United States	$325,467	$204,674
Canada	20,062	18,455
Total	$345,529	$223,129

Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Assets	$277,259	$277,695
Liabilities	$214,334	$212,270

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents a review of the Company as of March 31, 2006 and its results of operations for the three months ended March 31, 2006, and 2005. The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Our principal business segments are based on our products and include:  Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. See “Note 21—Business Segment Information” in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of our segments.

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

Policy related liabilities

We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability, premium rate increases and extra contractual damage awards. Therefore, the reserves and liabilities we establish are based on estimates, assumptions and prior years’ statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders’ equity.

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

On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of March 31, 2006.

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

We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. Impairments of securities generally are recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. Generally, we consider a decline in fair value to be other-than-temporary when the fair value of an individual security is below amortized cost for an extended period and we do not believe that recovery in fair value is probable. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates and we intend to hold the security until recovery. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

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

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas. Since 2005, we have expanded our service area to include 8 counties in Texas, 10 counties in Oklahoma, and has begun to offer a coordinated care product in 3 counties in Florida in 2006. In 2004, we began to offer Medicare Advantage private fee-for-service (“PFFS”) plans in New York and Pennsylvania. As of January 2006, we are marketing PFFS plans in a total of 15 states.

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

Recently, there has been increased competition from other Medicare Supplement carriers, as well as from Medicare Advantage plans, which has affected our production and persistency of Medicare Supplement business. As a result, we continue to experience higher than expected lapsation in our Medicare Supplement business. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare Supplement business will decline, requiring faster amortization of the deferred costs.

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

Reinsurance—Connecticut State Employees

During the third quarter of 2005, we began to provide an insured drug benefit for the employees of the State of Connecticut. This coverage is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare’s wholly-owned reinsurance subsidiary, PharmaCare Captive Re, Ltd. (“PharmaCare Re”), under a 100% quota share contract. We receive an underwriting fee of two percent of premium. Annualized premium for this program is approximately $265 million. As a result of this arrangement, both direct and ceded premium increased by approximately $67.5 million for the three months ended March 31, 2006, with no impact on net premium.

Results of Operations—Consolidated Overview

The inclusion of the operating results from our Medicare Part D business with the those of our Medicare Supplement business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. These businesses generally see higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income over the calendar year attributable to those business.

The following table reflects income from each of our segments (1) and contains a reconciliation to reported net income:

	Three months ended March 31,
	2006	2005
	(In thousands)
Senior Managed Care-Medicare Advantage(1)	$9,232	$7,041
Senior Market Health Insurance(1)	(860)	6,830
Specialty Health Insurance(1)	4,697	5,574
Life Insurance and Annuity(1)	1,042	4,040
Senior Administrative Services(1)	2,427	3,615
Corporate(1)	(5,481)	(3,516)
Realized (losses) gains	(1)	1,073
Income before income taxes(1)	11,056	24,657
Income taxes, excluding realized (losses) gains	4,035	8,209
Income taxes on realized (losses) gains	—	376
Total income taxes	4,035	8,585
Net income	$7,021	$16,072
Per Share Data (Diluted):
Net income	$0.12	$0.28

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

Three months ended March 31, 2006 and 2005

Net income for the first quarter of 2006 declined to $7.0 million, or $0.12 per diluted share, compared to $16.1 million, or $0.28 per diluted share for the first quarter of 2005. Net income for the first quarter of 2006 was affected by higher claim costs in our Medicare Supplement, long term care and life businesses and increased lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. These items are offset, in part, by the growth in our Senior Managed Care business and the income from our new Part D business.

Net income for the first quarter of 2005 includes realized investment gains, net of tax, of $0.7 million, or $0.01 per diluted share.

Our overall effective tax rate was 36.5% for the first quarter of 2006, and 34.8% for the first quarter of 2005.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $9.2 million during the first quarter of 2006, an increase of $2.2 million, compared to $7.0 million for the first quarter of 2005, primarily due to the continued growth in membership in our Medicare Advantage plans.

Our Senior Market Health Insurance segment historically has included our Medicare Supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under PDPs. The Senior Market Health Insurance segment generated a loss of $0.9 million for the first quarter of 2006, compared to segment income of $6.8 million for the first quarter of 2005. Results for our Medicare Supplement business declined by $13.1 million, compared to the first quarter of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. This was offset, in part, by the segment income of $5.4 million generated by our Part D business.

Our Specialty Health Insurance segment income declined by $0.9 million, or 16%, compared to the first quarter of 2005, primarily as a result higher loss ratios in our long term care line of business, offset, in part, by the underwriting fees earned on the reinsurance agreement with PharmaCare Captive Re Ltd. and the strengthening of the Canadian dollar.

Segment income from our Life Insurance and Annuity segment decreased by $3.0 million, compared to the first quarter of 2005, primarily as an increase in claim costs and an increase in the amortization of deferred acquisition costs.

Segment income for our Senior Administrative Services segment decreased by $1.2 million, or 33%, to $2.4 million for the first quarter of 2006, as compared to the same period of 2005. The decrease is primarily as a result of the $1.8 million of extra expenses incurred in this segment relating to our implementation of Part D, offset in part by growth in business administered.

The loss from our Corporate segment increased by $2.0 million, or 56%, for the first quarter of 2006 compared to the first quarter months of 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R and higher interest cost as a result of an increase in the weighted average interest rates, as compared to the first quarter of 2005.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2006	2005
Net premiums	$89,959	$52,837
Net and other investment income	1,076	440
Total revenue	91,035	53,277
Medical expenses	66,200	37,504
Amortization of intangible assets	870	756
Commissions and general expenses	14,733	7,976
Total benefits, claims and other deductions	81,803	46,236
Segment income	9,232	7,041
Depreciation, amortization and interest	934	890
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$10,166	$7,931

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

Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries, under a contract with CMS, in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career agency sales force and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage PFFS plans, also under a contract with CMS, and are sold by our career and independent agents.

Three months ended March 31, 2006 and 2005

Revenues.   Net premiums for the Senior Managed Care segment increased by $37.1 million, or 70%, compared to the first quarter of 2005. Approximately $34.4 million of the increase was due to growth in membership and  $6.7 million was from additional CMS revenue for the Part D prescripton drug benefit. This was partially offset by the reduction in the average premium per member per month (“PMPM”) due to an increase in the percentage of members in our PFFS plans which have a lower PMPM than our health plans. Net investment income increased by $0.6 million, due primarily to growth in invested assets as a result of growth in business, as well as increased yields.

Benefits, Claims and Expenses.   Medical expenses increased by $28.7 million, or 77%, compared to the first quarter of 2005. Growth in membership added approximately $20.3 million and the additional pharmacy expenses from providing an enhanced Part D prescription drug benefit added $3.7 million. The balance of $4.7 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by 260 basis points to 73.6% for the first quarter of 2006 from 71.0% for the first quarter of 2005. Commissions and general expenses increased by $6.8 million compared to the first quarter of 2005, due primarily to the growth in business, including marketing costs for new service areas and other development activities.

The components of the revenues and results within the segment are as follows:

	Three months ended March 31,
	2006		2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$74,142	$2,728	$49,667	$2,632
Affiliated IPA’s	35,635	3,529	28,765	2,718
MSO’s and Corporate	10,398	381	7,690	1,684
Private Fee-for Service	16,357	2,594	3,357	7
Eliminations	(45,497)	—	(36,202)	—
Total	$91,035	$9,232	$53,277	$7,041

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from our health plans amounting to $35.4 million for 2006 and $28.7 million for 2005 and management fees received by the MSO’s from the health plans and the IPA’s amounting to $10.1 million for 2006 and $7.5 million for 2005.

Our health plans receive premiums primarily from CMS. As of March, 2006, there were 28,014 members in these health plans. Membership is based on enrollment information provided by CMS, this enrollment information is subject to reconciliation with CMS. The health plans make capitated risk payments to the IPA’s or other medical groups in the Houston and Beaumont regions, two of which are affiliated IPA’s. In addition, the health plans retain the risk for certain other types of care, primarily out of area emergency and transplants. In August 2005, we began enrolling members in a Medicare Advantage special needs program. Beginning January 1, 2006, we began enrolling members in our Medicare Advantage coordinated care plan in South Florida. During the first quarter of 2006, the health plans had revenues of $74.1 million and reported a medical loss ratio of 83.7% versus revenues of $49.7 million and a medical loss ratio of 81.4% in the first quarter of 2005.

We participate in the profits from the two affiliated IPA’s that receive capitated payments from SelectCare of Texas. As of March 31, 2006, the affiliated IPA’s managed the care for approximately 16,811 members. During the first quarter of 2006, the IPA’s earned $3.5 million on $35.6 million in revenues. For the first quarter of 2005, the IPA’s earned $2.7 million on $28.8 million in revenues.

Our MSO’s provide comprehensive management services to our health plans and affiliated IPA’s as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the first quarter of 2006, these MSO’s earned $0.4 million of income on $10.4 million of fees collected. For the first quarter of 2005, these MSO’s earned $1.7 million of income on $7.7 million of fees collected.

Starting in June 2004, we began enrolling members in our PFFS product, a Medicare Advantage program that allows its members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, we receive modest premium payments from the members. Beginning September 1, 2005, we expanded our PFFS product offering to Medicare eligibles in 258 counties in seven new states. On January 1, 2006, we expanded the PFFS product to an additional 152 counties in six states for a total service area of 459 counties in 15 states. As of March 31, 2006, we had 9,815 members enrolled in our PFFS plans. During the first quarter of 2006, we collected $16.4 million of premium from CMS and the members, and reported a medical loss ratio of 71.4%. For the first quarter of 2005, we collected $3.4 million of premium from CMS and the members, and reported a medical loss ratio of 75.0%.

Segment Results—Senior Market Health Insurance

	Three months ended March 31,
	2006	2005
	(In thousands)
Total Segment
Premiums:
Direct and assumed	$274,035	$148,454
Ceded	(107,534)	(50,592)
Net premiums	166,501	97,862
Other Part D revenue	9,807	—
Net investment income	1,970	1,215
Other income	512	154
Total revenue	178,790	99,231
Policyholder benefits	145,578	71,269
Change in deferred acquisition costs	(2,788)	(8,618)
Amortization of intangible assets	1,295	706
Commissions and general expenses, net of allowances	35,565	29,044
Total benefits, claims and other deductions	179,650	92,401
Segment (loss) income	$(860)	$6,830

Three months ended March 31, 2006 and 2005

Our Senior Market Health Insurance segment historically has included our Medicare Supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under PDPs. The total results for the segment are presented above. Results for our Medicare Supplement business are separately presented below on a comparative basis. Additionally, we have also separately presented the results for our Part D business.

The Senior Market Health Insurance segment generated a loss of $0.9 million for the first quarter of 2006, compared to segment income of $6.8 million for the first quarter of 2005. Results for our Medigap business declined by $13.1 million, compared to the first quarter of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. This was offset, in part, by the segment income of $5.4 million generated by our Part D business.

	Three months ended March 31,
	2006	2005
	(In thousands)
Medigap
Premiums:
Direct and assumed	$139,220	$148,454
Ceded	(40,847)	(50,592)
Net premiums	98,373	97,862
Net investment income	1,488	1,215
Other income	495	154
Total revenue	100,356	99,231
Policyholder benefits	78,712	71,269
Change in deferred acquisition costs	(2,788)	(8,618)
Amortization of intangible assets	1,295	706
Commissions and general expenses, net of allowances	29,438	29,044
Total benefits, claims and other deductions	106,657	92,401
Segment (loss) income	$(6,301)	$6,830

Revenues.   Net premiums for our Medigap business increased by $0.5 million, compared to 2004, due to increased retention of our Medicare Supplement business, rate increases and new sales, offset by policies that lapsed during the period.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $7.4 million, or 10%, compared to the first quarter of 2005. Overall loss ratios for the first quarter of 2006 increased 720 basis points to 80.0% for the first quarter of 2006 compared to 72.8% for the first quarter of 2005. The loss ratio for the quarter ended March 31, 2005, after consideration of certain adjustments made at the end of 2005 to increase claim reserves, was 79.3%, or 70 basis points lower than the first quarter of 2006. The increase in our Medicare Supplement loss ratio was primarily as a result of the increase in the Part B deductible.

The increase in deferred acquisition costs was $5.8 million less for the first quarter of 2006, than the increase for the first quarter of 2005. Two factors contributed to the decrease. First, we incurred lower commissions and other costs of acquisition as a result of lower production, resulting in a decrease in the costs capitalized of $1.3 million. Second, amortization increased by approximately $4.5 million, primarily as a result of higher lapsation of our Medicare Supplement business, compared to the first quarter of 2005. We began to experience higher than expected lapsation in our Medicare Supplement business in the third quarter of 2005 that continued and worsened in the first quarter of 2006. We believe that there are a number of factors contributing to the lapsation, primarily competitive pressure from Medicare Advantage products, as well as increased competition from other Medicare Supplement carriers. This increase in lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.6 million compared to the first quarter of 2005, due to the increase in lapsation of in force business noted above.

Commissions and general expenses increased by $0.4 million, or 1%, compared to the first quarter of 2005. The following table details the components of commission and other operating expenses:

	2006	2005
	(In thousands)
Commissions	$18,710	$20,812
Other operating costs	18,560	18,311
Reinsurance allowances	(7,832)	(10,079)
Commissions and general expenses, net of allowances	$29,438	$29,044

The ratio of commissions to gross premiums decreased to 13.4% for the first quarter of 2006, from 14.0% for the first quarter of 2005, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production with its higher commission rates. Other operating costs as a percentage of gross premiums were 13.3% for the first quarter of 2006, compared to 12.3% for the first quarter of 2005. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 19.2% for the first quarter of 2006 from 19.9% for the first quarter of 2005, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

	Three months ended March 31,
	2006	2005
	(In thousands)
Part D
Part D Revenue
CMS and Member premium	$134,815	$—
Ceded premiums	(66,687)	—
Net premiums	68,128	—
Other Part D revenue	9,807	—
Total Part D Revenue	77,935
Net investment and other income	499	—
Total revenue	78,434	—
Pharmacy benefits	66,866	—
Commissions and general expenses, net of allowances	6,127	—
Total benefits, claims and other deductions	72,993	—
Segment income	$5,441	$—

A discussion of the accounting for Part D is included in “Note 2—Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements in this Form 10-Q. We based our membership for Part D on March 2006 enrollment information provided by CMS representing approximately 367,000 members enrolled in our PDPs for which we were paid by CMS. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data we based our results on for the first quarter will increase, with a corresponding change in the financial results for the segment, however, we are unable to quantify the impact of this likely increase until the membership data is fully reconciled with CMS. The claims represent amounts based on incurred claims for the reported enrolled membership.

Other Part D revenue represents our equity in the earnings of PDMS, a strategic alliance we formed with PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare.

The ratio of pharmacy benefits to Part D revenue for the first quarter of 2006 was 85.8%. Based on the coverage provided by our PDPs, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first quarter, decreasing in each of the second, third and fourth quarters. However, changes in the benefit ratios are partially offset as a result of the risk corridor adjustments.

Segment Results—Specialty Health Insurance

	Three months ended March 31,
	2006	2005
	(In thousands)
Premiums:
Direct and assumed	$109,792	$43,109
Ceded	(72,319)	(5,683)
Net premiums	37,473	37,426
Net investment income	7,347	6,389
Other income	135	299
Total revenue	44,955	44,114
Policyholder benefits	28,932	25,382
Change in deferred acquisition costs	(1,847)	(1,969)
Commissions and general expenses, net of allowances	13,173	15,127
Total benefits, claims and other deductions	40,258	38,540
Segment income	$4,697	$5,574

Three months ended March 31, 2006 and 2005

Our Specialty Health Insurance segment income declined by $0.9 million, or 16%, compared to the first quarter of 2005, primarily as a result higher loss ratios in our long term care line of business, offset, in part, by the underwriting fees earned on the reinsurance arrangement with PharmaCare Re and the strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar during the first quarter of 2006. The average conversion rate increased 6%, to C$0.8662 per U.S.$1.00 for the first quarter of 2006, from C$0.8157 per U.S.$1.00 for the first quarter of 2005. This strengthening added approximately $0.2 million of pre-tax income to the Specialty Health segment results compared to the first quarter of 2005. See discussion below under the heading “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $67.5 million, compared to the first quarter of 2005, in connection with the PharmaCare Re reinsurance agreement discussed above. Net premiums were approximately the same as the first quarter of 2005. Canadian business accounted for approximately 46% of the net premiums of this segment for the first quarter of 2006 and 43% of the net premiums for the first quarter of 2005. The stronger Canadian dollar and increased sales in Canada generated an increase in premiums of approximately $1.1 million, which was offset by reductions of $0.8 million in our U.S. fixed benefit accident and sickness line and $0.2 million in our long term care line.

Net investment income increased by approximately $1.0 million, or 15%, compared to the first quarter of 2005. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $3.6 million, or 14%, compared to the first quarter of 2005, primarily as a result of higher loss ratios for our long term care line. Long term care loss ratios increased to 153.3% for the first quarter of 2006 from 96.1% for the first quarter of 2005. Overall loss ratios for the segment increased to 77.2% for the first quarter of 2006 compared to 67.8% for the first quarter of 2005.

Commissions and general expenses decreased by $2.0 million, or 13%, compared to the first quarter of 2005, primarily as a result of the reinsurance allowance of $1.4 million for the underwriting fees earned on the new reinsurance arrangement with PharmaCare Re. General expenses decreased by $0.7 million compared to the first quarter of 2005 as a result of a decline in costs of acquisition as well as a reduction in operating costs.

Segment Results—Life Insurance and Annuity

	Three months ended March 31,
	2006	2005
	(In thousands)
Premiums :
Direct and assumed	$19,197	$17,978
Ceded	(3,825)	(3,838)
Net premiums	15,372	14,140
Net investment income	9,582	8,689
Other income	87	4
Total revenue	25,041	22,833
Policyholder benefits	11,320	8,988
Interest credited to policyholders	4,470	4,545
Change in deferred acquisition costs	(750)	(5,100)
Amortization of intangible assets	76	93
Commissions and general expenses, net of allowances	8,883	10,267
Total benefits, claims and other deductions	23,999	18,793
Segment income	$1,042	$4,040

Segment Results—Life Insurance and Annuity

Three months ended March 31, 2006 and 2005

Segment income from our Life Insurance and Annuity segment decreased by $3.0 million, compared to the first quarter of 2005, primarily as an increase in claim costs and an increase in the amortization of deferred acquisition costs.

Revenues.   Net premiums for the segment increased by $1.2 million, or 9%, compared to the first quarter of 2005. Approximately $1.1 million of the increase relates to the growth in renewal premiums for our senior life product.

Our agents sold $10.8 million of fixed annuities during the first quarter of 2006 and $15.5 million during the first quarter of 2005. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $0.9 million, or 10%, compared to the first quarter of 2005, primarily as a result of the increase in policyholder account balances as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $2.3 million, or 26%, compared to the first quarter of 2005. Claim costs were higher by approximately $1.5 million as a result of worsening mortality and the increase in business added approximately $0.8 million to policyholder benefits during the first quarter of 2006, as compared to the first quarter of 2005. The increase in deferred acquisition costs was $4.4 million less during the first quarter of 2006, as compared to the increase during the first quarter of 2005. This was primarily due to lower production of new life insurance and annuity business during the first quarter of 2006, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization as compared to the first quarter of 2005 as a result of higher lapsation and aging of the block of business. Commissions and general expenses, net of allowances decreased by $1.4 million, or 14%, compared to the first quarter of 2005, due to the lower production levels of new life insurance an annuity business, as noted above.

Segment Results—Senior Administrative Services

	Three months ended March 31,
	2006	2005
	(In thousands)
Affiliated Fee Revenue
Medicare Supplement	$7,722	$7,966
Part D	3,929	—
Long term care	755	596
Life insurance	541	844
Other	781	797
Total Affiliated Revenue	13,728	10,203
Unaffiliated Fee Revenue
Medicare Supplement	1,857	2,034
Long term care	2,027	2,023
Non-insurance products	280	384
Part D	328	—
Other	1,984	264
Total Unaffiliated Revenue	6,476	4,705
Total revenue	20,204	14,908
Amortization of present value of future profits	123	119
General expenses	17,654	11,174
Total expenses	17,777	11,293
Segment income	2,427	3,615
Depreciation, amortization and interest	811	532
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$3,238	$4,147

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

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $0.9 million for the three months ended March 31, 2006, and $1.1 million for the three months ended March 31, 2005. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended March 31, 2006 and 2005

Segment income for our Senior Administrative Services segment decreased by $1.2 million, or 33%, to $2.4 million for the first quarter of 2006, as compared to the same period of 2005. The decrease is primarily as a result of the $1.8 million of extra expenses incurred in this segment relating to our implementation and roll-out of Part D, offset in part by growth in business administered.

Service fee revenue increased by $5.3 million, or 36%, during the first quarter of 2006 compared to the first quarter of 2005. Affiliated service fee revenue increased by $3.5 million primarily as a result of fees for the administration of our Part D prescription drug plans on behalf of our subsidiaries which commenced on January 1, 2006, offset, in part, by a decline in revenues for administration of affiliated life insurance business.

Unaffiliated service fee revenue increased by $1.8 million, due primarily to an increase in fees for the administration of agency services, including commission payments, for unaffiliated clients. General expenses for the segment increased by $6.5 million, or 58%, due to growth in business administered, as well as the $1.8 million of extra expenses relating to our implementation of  Part D.

Segment Results—Corporate

The following table presents the primary components comprising the loss from the segment:

	Three months ended March 31,
	2006	2005
	(In thousands)
Interest	$3,042	$2,511
Amortization of capitalized loan origination fees	229	217
Stock-based compensation expense	715	2
Other parent company expenses, net	1,495	786
Segment loss	$5,481	$3,516

Three months ended March 31, 2006 and 2005

The loss from our Corporate segment increased by $2.0 million, or 56%, for the first three months of 2006 compared to the first three months of 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R and higher interest cost as a result of an increase in the weighted average interest rates, as compared to the first three months of 2005. During the first three months of 2006, we recognized $0.7 million of stock-based compensation expense relating to options vesting during the period. Our combined outstanding debt was $169.5 million at March 31, 2006 compared to $174.8 million at March 31, 2005. The weighted average interest rate on our loan payable increased to 6.8% for the first three months of 2006 from 4.8% for the first three months of 2005. The weighted average interest rate on our other long term debt increased to 7.6% for the first three months of 2006 from 6.9% for the first three months of 2005. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

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

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of March 31, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective April 1, 2006, the interest rate on the term loan was 7.2%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

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

We made regularly scheduled principal payments of $1.3 million during the three months ended March 31, 2006 and $1.3 million during the three months ended March 31, 2005, in connection with our credit facilities. We paid interest of $1.6 million during the three months ended March 31, 2006 and $1.2 million during the three months ended March 31, 2005, in connection with our credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006 (remainder of the year)	$3,937
2007	5,250
2008	5,250
2009	80,063
$94,500

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

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of March 31, 2006
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		8.6%
May 2033	15,000	Floating	420		9.0%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
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

We paid $1.4 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2006, and $1.3 million during the three months ended March 31, 2005.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2006 (remainder of the year)	$3,142
2007	4,151
2008	4,011
2009	3,619
2010 and thereafter	10,220
Totals	$25,143

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

Senior Administrative Services Company.   Liquidity for our Senior Administrative Services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our Senior Administrative Services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the Senior Administrative Services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA for our Senior Administrative Services segment was $3.2 million for the three months ended March 31, 2006, and $4.1 million for the three months ended March 31, 2005.

Senior Managed Care Company.   Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SCOT and services provided to the IPA’s. Dividend payments by SCOT to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SCOT’s state of domicile. SCOT is not able to pay dividends during 2006 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $10.2 for the three months ended March 31, 2006 and $7.9 million for the three months ended March 31, 2005.

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

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of March 31, 2006, the principal amount of the surplus note was $39.1 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and with which American Exchange files a consolidated Federal income tax return. American Exchange made principal payments of $1.0 million during the three months ended March 31, 2006, and $3.2 million during the three months ended March 31, 2005. American Exchange paid interest on the surplus note of $0.5 million during the three months ended March 31, 2006 and $0.4 million during the three months ended March 31, 2005.

Our parent holding company made capital contributions to American Exchange amounting to $3.5 million during the first three months of 2006. In January 2006, Pyramid Life declared and paid a dividend in the amount of $10.8 million to Pennsylvania Life. American Exchange made capital contributions of $2.5 million to Constitution during the first three months of 2006.

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

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2006 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $35.0 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

As of March 31, 2006, our insurance company subsidiaries held cash and cash equivalents totaling $161.2 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.3 billion.

The net yields on our cash and invested assets increased to 5.0% for the three months ended March 31, 2006, from 4.8% for the three months ended March 31, 2005. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At March 31, 2006, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $172.4 million at March 31, 2006, and $158.4 million at December 31, 2005. For the three months ended March 31, 2006, our U.S. insurance subsidiaries generated statutory net income of $2.9 million. Our U.S. insurance companies generated statutory net income of $0.1 million for the three months ended March 31, 2005.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At March 31, 2006, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $27.7 million at March 31, 2006, and $23.0 million at December 31, 2005. Statutory net income for our health plan affiliates was $3.1 million for the three months ended March 31, 2006 and $2.6 million for the three months ended March 31, 2005.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$64.3 million (US$55.0 million) as of March 31, 2006, and C$62.3 million (US$53.6 million) as of December 31, 2005. Net income based on Canadian generally accepted accounting principles was C$2.0 million (US$1.7 million) for the three months ended March 31, 2006 and C$1.9 million (US$1.6 million) for the three months ended March 31, 2005. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at March 31, 2006.

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

As of March 31, 2006, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of March 31, 2006. During the three months ended March 31, 2006 and 2005, we did not write down the value of any fixed maturity securities. These write-downs would represent our estimate of other than temporary declines in value and would be included in net realized gains on investments in our consolidated statements of operations.

Effects of Recently Issued and Pending Accounting Pronouncements

There was no material impact on our consolidated financial condition or results of operations as a result of our adoption of the recently issued accounting pronouncements. We do not anticipate any material impact from the adoption of the recently issued or pending accounting pronouncements, other than the adoption of Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”). FAS 123-R was adopted effective January 1, 2006, and requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. Refer to Consolidated Financial Statements Note 2—Recent and Pending Accounting Pronouncements and Note 8—Stock-based Compensation.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2006, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $65.1 million and a 200 basis point increase in market interest rates would result in $127.2 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $70.1 million and a 200 basis point decrease in market interest rates would result in a $144.7 million increase.

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

The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended March 31, 2006, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income
		Weighted	for the three months ended March 31, 2006
Description of Floating Rate Debt	Weighted Average Interest Rate	Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	6.78%	$95.8	$0.5	$0.2	$(0.2)	$(0.5)
Other long term debt	8.69%	$25.0	0.1	0.1	(0.1)	(0.1)
Total			$0.6	$0.3	$(0.3)	$(0.6)

As noted above, we have fixed the interest rate on $50 million of our $170 million of total debt outstanding, leaving $120 million of the debt exposed to rising interest rates. As of March 31, 2006 we had approximately $166 million of cash and cash equivalents and $147 million in short duration floating rate investment securities. We anticipate that the net investment income on this $313 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

Currency Exchange Rate Sensitivity

Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the three months ended March 31, 2006, approximately 11% of our assets, 6% of our revenues, excluding realized gains, and 30% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the three months ended March 31, 2005, approximately 12% of our assets, 8% of our revenues, excluding realized gains, and 11% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder’s equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the three months ended March 31, 2006, would have resulted in a decrease in our income before realized gains and taxes of approximately $0.3 million for the three months ended March 31, 2006 and a decrease in our shareholders’ equity of approximately $5.7 million at March 31, 2006. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $0.4 million for the three months ended March 31, 2006 and an increase in shareholders’ equity of approximately $7.0 million at March 31, 2006. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

The magnitude of changes reflected in the above analysis regarding interest rates and foreign currency exchange rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4—Controls and procedures

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

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the

Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, at a reasonable assurance level, to timely alerting management to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Remediation of Material Weaknesses

Management had assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in performing its assessment of internal control over financial reporting, management determined that a material weakness existed in the Company’s internal controls relating to the accounting for our Medicare Supplement claim reserves and the related amounts recoverable from reinsurers. Specifically, the Company’s analysis and review controls were not sufficient to ensure that our claim reserves, amounts recoverable from reinsurers and net incurred claims for our Medicare Supplement business were appropriately stated. As a result of this weakness, the Company’s internal controls did not detect the need for adjustments to the amounts initially recorded for these items. Based on additional analysis and procedures performed, management made adjustments in the fourth quarter of 2005 to its claim reserves and amounts recoverable from reinsurers as of December 31, 2005 and the related incurred claims expense for the year ended December 31, 2005 for our Medicare Supplement business prior to the issuance of the consolidated financial statements as of December 31, 2005.

Management is responsible for maintaining effective internal control processes over its financial statement close and financial reporting processes. Management also is required to ensure that its finance and accounting personnel have the competence and training necessary for their assigned levels of responsibility, and that sufficient staff is present to effectively perform all processes necessary to maintaining a proper internal control environment. The Company believes it has taken the necessary steps to remediate its material weakness by: (i) adding additional analytical procedures to ensure the accuracy of claim reserves estimation methods; (ii) retaining independent consulting actuaries to review the estimation of claim reserves and independently calculate claim reserves on a regular basis; and (iii) strengthening the management review of claim reserves trends and methods used to estimate Medicare Supplement claim reserves and amounts recoverable from reinsurers.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, management implemented additional analysis and review controls, as noted above, relating to the accounting for our Medicare Supplement claim reserves and the related amounts recoverable from reinsurers. Additionally, management implemented disclosure controls and procedures relating to the operations associated with Medicare Part D, which commenced January 1, 2006. Other than the above items, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action and Derivative Litigation

Five actions containing related factual allegations were filed against the Company and certain of its officers and directors between November 22, 2005 and February 2, 2006. One of these actions was voluntarily withdrawn by plaintiffs, and four actions are now pending, two of which have been consolidated.

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

Another purported class action was filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who had filed a motion to be named as lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action. By order dated May 1, 2006, the Kemp Action and the Western Trust Action were consolidated, and Western Trust Laborers-Employers Pension Trust was named lead plaintiff.

Two additional actions have been brought derivatively by shareholders purporting to act on behalf of the Company, and not as class actions. One of these was filed by Green Meadows Partners LLP (the “Green Meadows Action”) on December 13, 2005, in the United States District Court for the Southern District of New York, and has been assigned to the same judge presiding over the Kemp Action and the Western Trust Action. In the Green Meadows Action, plaintiffs seek contribution under Section 10(b) and 21D of the Exchange Act on the ground that if the Company is found liable to have violated the securities laws in the Kemp Action, then the Officer Defendants are liable for contribution. The Green Meadows Action also asserts three claims under state law for breach of fiduciary duty against the Officer Defendants.

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

All of the cases are at a preliminary stage. In the consolidated class actions, the Court has adopted a schedule under which the lead plaintiff will file an amended consolidated complaint by June 19, 2006, and defendants’ motion to dismiss that complaint will be fully briefed and argued by December 13, 2006. The Court has adopted a similar schedule in the Green Meadows Action. In the Tsutsui Action, the time for defendants initially to respond to the complaint has been extended to June 2, 2006. Each of the Officer Defendants denies the allegations in the cases and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

Other Litigation

We have litigation in the ordinary course of our business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

ITEM 1A—RISK FACTORS

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to the Company’s risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Company’s Annual Report on Form 10-K.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2006—January 31, 2006	—	—	—	1,000,768
February 1, 2006—February 28, 2006	60	$15.15	60	1,000,708
March 1, 2006—March 31, 2006	453	$14.81	453	1,000,255
Total	513		513

(1)          All shares were purchased in private transactions.

Recent Sales of Unregistered Securities

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the first quarter of 2006.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by us to a vote of shareholders, through the solicitation of proxies or otherwise, during the first quarter of 2006.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

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

11.1*	Computation of Per Share Earnings Data, (contained in Note 4 to the Consolidated Financial Statements in this Report).
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
May 10, 2006	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chief Executive Officer
May 10, 2006	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)