Form 10-Q
period 2006-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2006-08-09
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2006, 58,472,243 shares of the registrant’s common stock were issued and outstanding.

As used in this Quarterly Report on Form 10-Q, “Universal American,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Quarterly Report on Form 10-Q including, but not limited to, the information contained in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain oral statements made from time to time by representatives of the Company may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company’s ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments (Note 5):
Fixed maturities available for sale, at fair value (amortized cost: 2006, $1,320,169; 2005, $1,294,124)	$1,329,590	$1,344,775
Policy loans	23,032	23,601
Other invested assets	1,681	2,175
Total investments	1,354,303	1,370,551
Cash and cash equivalents	430,219	138,899
Accrued investment income	13,150	13,067
Deferred policy acquisition costs	290,163	272,542
Amounts due from reinsurers	260,207	227,392
Due and unpaid premiums	19,817	7,815
Present value of future profits and other amortizing intangible assets (Note 4)	58,327	50,724
Goodwill and other indefinite lived intangible assets (Note 4)	73,000	73,000
Deferred income tax asset	723	—
Income taxes receivable	—	2,230
Other assets	153,576	71,759
Total assets	$2,653,485	$2,227,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances	$501,440	$498,421
Reserves for future policy benefits	804,842	781,363
Policy and contract claims—life	13,992	14,525
Policy and contract claims—health	174,554	115,779
Advance Premiums	98,623	18,296
CMS contract deposits for amounts not at risk	203,644	—
Loan payable (Note 9)	93,188	95,813
Other long term debt (Note 10)	75,000	75,000
Amounts due to reinsurers	30,643	6,028
Income taxes payable	5,840	—
Deferred income tax liability	—	20,072
Other liabilities	112,545	70,798
Total liabilities	2,114,311	1,696,095
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY (Note 6)
Common stock (Authorized: 100 million shares, issued: 2006, 59.2 million shares; 2005, 59.0 million shares)	592	590
Additional paid-in capital	245,723	242,433
Accumulated other comprehensive income (Notes 6 and 14)	17,987	39,896
Retained earnings	285,335	260,205
Less: Treasury stock (2006, 0.7 million shares; 2005, 0.8 million shares)	(10,463)	(11,240)
Total stockholders’ equity	539,174	531,884
Total liabilities and stockholders’ equity	$2,653,485	$2,227,979

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, per share amounts in dollars)

	2006	2005
Revenues:
Direct premium and policyholder fees earned	$495,283	$251,464
Reinsurance premiums assumed	8,230	8,127
Reinsurance premiums ceded	(183,643)	(54,689)
Net premiums and policyholder fees earned	319,870	204,902
Net investment income	21,276	17,334
Equity in earnings of unconsolidated subsidiary (Note 15)	12,867	—
Fee and other income	7,156	4,531
Net realized gains (losses) on investments	48	3,030
Total revenues	361,217	229,797
Benefits, Claims and Expenses:
Claims and other benefits	240,548	141,198
Net increase in reserves for future policy benefits	4,496	5,261
Interest credited to policyholders	4,740	4,630
Increase in deferred acquisition costs	(5,547)	(17,569)
Amortization of intangible assets (Note 4)	2,111	1,193
Commissions	34,753	37,672
Reinsurance commission and expense allowances	(19,387)	(14,392)
Interest expense	3,186	2,670
Other operating costs and expenses	67,420	41,456
Total benefits, claims and other deductions	332,320	202,119
Income before taxes	28,897	27,678
Income tax expense	10,787	9,030
Net income	$18,110	$18,648
Earnings per common share (Note 13):
Basic	$0.31	$0.33
Diluted	$0.30	$0.32

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, per share amounts in dollars)

	2006	2005
Revenues:
Direct premium and policyholder fees earned	$980,600	$504,807
Reinsurance premiums assumed	16,546	17,197
Reinsurance premiums ceded	(367,971)	(114,833)
Net premiums and policyholder fees earned	629,175	407,171
Net investment income	41,405	34,015
Equity in earnings of unconsolidated subsidiary (Note 15)	22,674	—
Fee and other income	13,444	8,710
Net realized gains (losses) on investments	47	4,103
Total revenues	706,745	453,999
Benefits, Claims and Expenses:
Claims and other benefits	483,236	278,854
Net increase in reserves for future policy benefits	13,995	11,042
Interest credited to policyholders	9,210	9,175
Increase in deferred acquisition costs	(10,932)	(33,256)
Amortization of intangible assets (Note 4)	4,478	2,871
Commissions	70,478	75,866
Reinsurance commission and expense allowances	(37,251)	(28,800)
Interest expense	6,228	5,181
Other operating costs and expenses	127,350	80,731
Total benefits, claims and other deductions	666,792	401,664
Income before taxes	39,953	52,335
Income tax expense	14,823	17,615
Net income	$25,130	$34,720
Earnings per common share (Note 13):
Basic	$0.43	$0.62
Diluted	$0.42	$0.60

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
2005
Balance, January 1, 2005	$553	$172,525	$40,983	$206,329	$(969)	$419,421
Net income	—	—	—	34,720	—	34,720
Other comprehensive income (Note 14)	—	—	7,956	—	—	7,956
Comprehensive income						42,676
Issuance of common stock	27	49,189	—	—	—	49,216
Stock-based compensation	—	985	—	—	—	985
Repayments of loans to officers	—	20	—	—	—	20
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(31)	(31)
Treasury shares reissued (Note 6)	—	599	—	—	577	1,176
Balance, June 30, 2005	$580	$223,318	$48,939	$241,049	$(423)	$513,463
2006
Balance, January 1, 2006	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	25,130	—	25,130
Other comprehensive loss (Note 14)	—	—	(21,909)	—	—	(21,909)
Comprehensive income						3,221
Issuance of common stock	2	970	—	—	—	972
Stock-based compensation	—	2,298	—	—	—	2,298
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(44)	(44)
Treasury shares reissued (Note 6)	—	22	—	—	821	843
Balance, June 30, 2006	$592	$245,723	$17,987	$285,335	$(10,463)	$539,174

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$25,130	$34,720
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Deferred income taxes	(8,997)	11,975
Change in reserves for future policy benefits	16,372	5,122
Change in policy and contract claims	58,242	8,124
Change in reinsurance balances	(9,324)	1,914
Change in advanced premium	68,324	—
Change in deferred policy acquisition costs	(10,932)	(33,256)
Amortization of present value of future profits and other intangibles	4,478	2,871
Other amortization and depreciation	2,769	420
Net accretion of bond discount	(3,356)	(2,083)
Realized gains on investments	(47)	(4,103)
Equity in the earnings of unconsolidated subsidiary	(22,674)	—
Distribution from unconsolidated subsidiary	18,500	—
Change in income taxes payable	8,070	(2,639)
Change in policy loans	568	647
Change in accrued investment income	(83)	(2)
Other, net	(30,179)	(3,371)
Net cash provided by operating activities	116,861	20,339
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	53,629	182,802
Cost of fixed maturities purchased	(68,180)	(219,796)
Purchase of business	(12,081)	—
Other investing activities	(5,291)	(3,720)
Net cash used by investing activities	(31,923)	(40,714)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,535	47,814
Cost of treasury stock purchases	(44)	(31)
Receipts from CMS contract deposits	507,394	—
Withdrawals from CMS contract deposits	(303,750)	—
Change in policyholder account balances	3,019	11,167
Change in reinsurance on policyholder account balances	853	219
Principal repayment on loan payable	(2,625)	(2,625)
Net cash provided by financing activities	206,382	56,544
Net increase in cash and cash equivalents	291,320	36,169
Cash and cash equivalents at beginning of year	138,899	181,257
Cash and cash equivalents at end of year	$430,219	$217,426
Supplemental cash flow information:
Cash paid for interest	$6,218	$5,149
Cash paid for income taxes	$13,515	$7,274

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (“we”, the “Company” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident & health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and all the provinces of Canada. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance, senior life insurance and fixed annuities. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life Insurance Company (“Pennsylvania Life”), The Pyramid Life Insurance Company (“Pyramid Life”) and Penncorp Life Insurance Company, a Canadian company (“Penncorp Life (Canada)”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”). Heritage Health Systems, Inc. (“Heritage”) operates Medicare Advantage plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., and in Oklahoma through SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), and our Medicare Advantage private fee-for-service plans (“PFFS”) through American Progressive and Pyramid Life. CHCS Services, Inc. (“CHCS”), the Company’s administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs. In 2006, we began offering prescription drug benefit plans (“PDPs”) pursuant to Medicare Part D (“Part D”) through a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a third party pharmacy benefits manager (“PBM”) and wholly-owned subsidiary of CVS Corporation (“CVS”)..

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

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three or six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, we began offering prescription drug coverage in accordance with Medicare Part D as a stand-alone benefit to Medicare-eligible beneficiaries under Prescription Drug Plans (“PDPs”).

In general, prescription drug benefits under Part D PDPs may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D PDPs must offer either “standard coverage” or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These defined “standard” benefits represent the minimum level of benefits mandated by Congress. We also offer other PDPs containing benefits in excess of standard coverage limits for an additional beneficiary premium.

The payment our PDPs receive monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits. However, our CMS payment includes subsidies and is subject to risk corridor adjustments, which permits our PDPs and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to our PDPs by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s actual prescription drug costs as a percentage of revenues to their targeted costs, as reflected in their bids (“target amount’). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined “standard” benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience.

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

For the six months ended June 30, 2006, we based our membership for Part D on enrollment information provided by CMS which indicated that, as of June 30, 2006, approximately 440,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 418,000 members in our PDPs that we participate in on a 50% basis and 22,000 members in an unaffiliated PDP that we participate in on a 33% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data upon which we based our results for the first six months of 2006 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS, however, we do not believe that any change from the amounts reported as of June 30, 2006 is likely to be material.

Reclassifications:   Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation.

3.   RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements:

Accounting for Stock-Based Compensation—As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) using the modified prospective method. FAS 123-R requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and that this fair value be amortized over the grantees’ service period. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. Under the modified prospective method compensation cost is recognized for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements. Prior periods are not restated, as is allowed under the modified retrospective basis, but will continue to be disclosed on a pro forma basis in the Notes to the Consolidated Financial Statements, as previously reported. See Note 7—Stock-Based Compensation for additional information.

Other-Than-Temporary Impairment—In November, 2005, the Financial Accounting Standards Board issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 modifies certain existing guidance and establishes a framework for the evaluation of whether an impairment of an investment is other-than-temporary. The evaluation is based on the intent and ability to hold the security to recovery, and should be considered on an individual security basis, not on a portfolio basis. FSP 115-1 also clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The adoption of FSP 115-1 did not have an effect on the Company’s consolidated financial condition or results of operations. However, the framework provided in FSP 115-1 could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments. As of June 30, 2006, the Company had $26.1 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

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

Income Taxes—In July 2006, the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We currently are evaluating the impact of adopting FIN 48.

4.   INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	June 30, 2006		December 31, 2005
	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
	(In thousands)
Senior Health Insurance:
Present value of future profits (“PVFP”)	$18,473	$8,687	$18,473	$6,761
Distribution Channel	22,055	2,389	22,055	2,022
Life Insurance and Annuity—PVFP	4,127	1,775	4,127	1,577
Senior Managed Care—Medicare Advantage:
PVFP—Health plan membership	15,381	4,493	15,381	3,558
PVFP—IPA’s	15,539	1,440	3,458	635
Senior Administrative Services
PVFP—Administrative service contracts	7,671	7,320	7,671	7,240
PVFP—Override fees	1,797	612	1,797	445
Total	$85,043	$26,716	$72,962	$22,238

Changes in the present value of future profits and other amortizing intangible assets are presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Balance, beginning of period	$60,432	$59,126	$50,724	$60,804
Additions and adjustments	5	(3,173)	12,081	(3,173)
Amortization, net of interest	(2,110)	(1,193)	(4,478)	(2,871)
Balance, end of period	$58,327	$54,760	$58,327	$54,760

During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to present value of the future profits, representing the value of the additional interest, and will be amortized over ten years.

Estimated future net amortization expense (in thousands) is as follows:

2006 (remainder of year)	$3,745
2007	6,963
2008	6,597
2009	6,216
2010	5,631
Thereafter	29,175
$58,327

The carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	June 30,	December 31,
	2006	2005
	(In thousands)
Senior Market Health Insurance	$8,760	$8,760
Senior Managed Care—Medicare Advantage	59,883	59,883
Senior Administrative Services	4,357	4,357
Total	$73,000	$73,000

5.   INVESTMENTS

The amortized cost and fair value of fixed maturities are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government	$116,802	$2	$(2,956)	$113,848
Corporate debt securities	451,338	5,321	(11,614)	445,045
Foreign debt securities(1)	240,754	28,013	(1,937)	266,830
Mortgage-backed and asset-backed securities	511,275	2,160	(9,568)	503,867
	$1,320,169	$35,496	$(26,075)	$1,329,590

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government	$112,857	$262	$(1,258)	$111,861
Corporate debt securities	449,639	12,956	(3,786)	458,809
Foreign debt securities(1)	223,428	42,949	(209)	266,168
Mortgage-backed and asset-backed securities	508,200	3,148	(3,411)	507,937
	$1,294,124	$59,315	$(8,664)	$1,344,775

       (1) Primarily Canadian dollar denominated bonds supporting our Canadian insurance reserves.

The amortized cost and fair value of fixed maturities at June 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$45,841	$46,848
Due after 1 year through 5 years	264,521	263,377
Due after 5 years through 10 years	293,883	293,612
Due after 10 years	212,007	228,934
Mortgage-backed and asset-backed securities	503,917	496,819
	$1,320,169	$1,329,590

6.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at June 30, 2006 or December 31, 2005.

Common Stock

The par value of common stock is $0.01 per share with 100 million shares authorized for issuance. Changes in the number of shares of common stock issued were as follows:

	Six months ended June 30,
	2006	2005
Common stock issued, beginning of year	59,042,685	55,326,092
Equity offering	—	2,000,000
Stock options exercised	125,176	603,322
Agent stock award	(507)	60,002
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	2,500	6,751
Common stock issued, end of period	59,169,854	57,996,167

Treasury Stock

The Company currently has 997,729 shares available to purchase pursuant to share repurchase programs approved by our Board of Directors in November 2005 and December 2003. Changes in the number of shares of Treasury stock issued were as follows:

	Six months ended June 30,
	2006			2005
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	751,473	$11,240	$14.96	124,941	$969	$7.75
Shares repurchased	3,039	44	14.32	1,674	31	18.73
Shares distributed in the form of employee bonuses	(54,901)	(821)	15.34	(74,081)	(577)	15.87
Treasury stock, end of period	699,611	$10,463	$14.95	52,534	$423	$8.05

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Net unrealized appreciation on investments	$9,424	$50,631
Deferred acquisition cost adjustment	4,181	(1,265)
Foreign currency translation gains	12,297	10,469
Fair value of cash flow swap	1,770	1,544
Deferred tax on the above	(9,685)	(21,483)
Accumulated other comprehensive income	$17,987	$39,896

7.   STOCK-BASED COMPENSATION

The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. The Company issues new shares upon the exercise of options. Detailed information for activity in the Company’s stock plans can be found in the financial statement section of our Annual Report on Form 10-K in Note 8—Stock-Based Compensation.

Stock Option Awards

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

The effect of the adoption of FAS 123-R on selected line items is as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(In thousands, except per share amounts)
Stock option expense	$780	$1,495
Income before taxes	(780)	(1,495)
Income tax (benefit)	(273)	(523)
Net income	(507)	(972)
Cash flows from operations	(311)	(563)
Cash flows from financing	311	563
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The Company did not capitalize any cost of stock-based compensation for its employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

Compensation costs for share-based payments to employees and non-employee directors under the fair value method prior to adoption of FAS 123-R is not reflected in the financial statements of those periods. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to those periods.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(In thousands, except per share amounts)
Reported net income	$18,648	$34,720
Add back: Stock-based compensation expense included in reported net income, net of tax	471	752
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,083)	(1,698)
Pro forma net income	$18,036	$33,774
Net income per share:
Basic, as reported	$0.33	$0.62
Basic, pro forma	$0.32	$0.60
Diluted, as reported	$0.32	$0.60
Diluted, pro forma	$0.31	$0.59

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	3.12% - 5.28%
Dividend yields	0.0%
Expected volatility	40.00% - 47.23%
Expected lives of options (in years)	3.0 - 9.0

A summary of option activity for the six months ended June 30, 2006 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of year	4,823	$6.81	5.2
Granted	429	15.37
Exercised	(125)	7.84
Forfeited or expired	(37)	13.52
Outstanding at end of period	5,090	$7.40	4.4	$32,547
Exercisable at end of period	3,872	$6.41	4.2	$27,724

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $5.26 and was $6.10 for options granted during the six months ended June 30, 2005. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.8 million and was $7.3 million for options exercised during the six months ended June 30, 2005.

As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $4.5 million, which is expected to be recognized over a weighted average period of 1 year.

Cash received from the exercise of stock options was $1.0 million in the first six months of 2006 and was $3.6 million in the first six months of 2005. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. The amount of financing cash flows recognized for such excess tax deductions were $0.6 million for the six months ended June 30, 2006. The amount of operating cash flows recognized for such excess tax deductions were $1.4 million for the six months ended June 30, 2005.

Employee Stock Awards

In accordance with the 1998 ICP, the Company may grant restricted stock to its officers and non-officer employees. These grants vest upon issue. Executive officers may be granted restricted stock in connection with their bonuses. This restricted stock vests ratably over four years. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant and are generally issued out of treasury shares. Compensation expense for restricted stock awards is recognized on a straight line basis over the vesting period. A summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of year	157	$12.05
Granted	54	15.35
Vested	(51)	11.05
Forfeited	—	—
Nonvested at end of period	160	$13.47

The total fair value of shares vested was $0.8 million during the six months ended June 30, 2006 and $0.5 million during the six months ended June 30, 2005.

8.   STATUTORY FINANCIAL DATA

Our U.S. insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our U.S. insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At June 30, 2006, all of our U.S. insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $169.4 million at June 30, 2006 and $158.4 million at December 31, 2005. For the six months ended June 30, 2006, our U.S. insurance subsidiaries generated statutory net income of $9.2 million and for the six months ended June 30, 2005, our U.S. insurance subsidiaries generated statutory net income of $0.3 million.

Our health plans are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At June 30, 2006, the statutory capital and surplus of each of our health plans exceed minimum requirements and their RBCs are in excess of the “authorized control level”. The statutory capital and surplus for our health plan was $33.7 million at June 30, 2006 and $23.0 million at December 31, 2005. Statutory net income for our health plans was $7.7 million for the six months ended June 30, 2006 and $4.9 million for the six months ended June 30, 2005.

Our Canadian insurance subsidiary, Penncorp Life (Canada), reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$62.8 million (US$56.3 million) as of June 30, 2006 and were C$62.3 million (US$53.6 million) as of December 31, 2005. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at June 30, 2006. Net income for Penncorp Life (Canada) based on Canadian generally accepted accounting principles was C$5.4 million (US$4.7 million) for the six months ended June 30, 2006, C$5.6 million (US$4.5 million) for the six months ended June 30, 2005.

9.   LOAN PAYABLE

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of June 30, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective July 1, 2006, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company made regularly scheduled principal payments of $2.6 million during the six months ended June 30, 2006 and $2.6 million during the six months ended June 30, 2005, in connection with its credit facilities. The Company paid interest of $3.4 million during the six months ended June 30, 2006 and $2.5 million during the six months ended June 30, 2005, in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006 (remainder of the year)	$2,625
2007	5,250
2008	5,250
2009	80,063
$93,188

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

The Company paid $2.8 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2006, and $2.6 million during the six months ended June 30, 2005.

11.   DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated and qualify as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.8 million at June 30, 2006 and $1.5 million at December 31, 2005 and is included in other assets.

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

Another purported class action was filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who had filed a motion to be named as lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action. By order dated May 1, 2006, the Kemp Action and the Western Trust Action were consolidated.

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which will now subsume the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. Under a scheduling order entered by the Court, defendants will file a motion to dismiss the Amended Complaint on or before August 14, 2006.

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

On July 19, 2006, the plaintiff in the Green Meadows Action filed a Verified Amended Shareholder Derivative Complaint (the “GM Amended Complaint”). The GM Amended Complaint adds as new defendants Mr. Wehner, Capital Z Financial Services Fund II, L.P. (“Capital Z”) and three directors of the Company who are affiliated with Capital Z, namely Bradley E. Cooper, Robert A. Spass and Eric W. Leathers. Capital Z is the largest shareholder of the Company. The GM Amended Complaint carries forward the legal claims asserted in the original complaint against the original defendants (with additional allegations), and adds new claims (i) against the new director defendants for alleged breach of fiduciary duty in connection with a secondary offering in June 2005 that included 5 million shares of the Company’s common stock that had been owned by Capital Z and (ii) against Capital Z for alleged unjust enrichment with respect to the proceeds Capital Z realized from the sale of the 5 million shares it formerly owned in the secondary offering. Under an order entered by the Court, defendants are scheduled to file a motion to dismiss the GM Amended Complaint on or before September 8, 2006.

The second derivative action was filed by plaintiff Arthur Tsutsui (the “Tsutsui Action”) on December 30, 2005, in The Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three Officer Defendants named in the other actions, as well as all of the directors sitting on the Company’s Board of Directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that are the subject of the Kemp Action constituted a breach of fiduciary duty by the Officer Defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also seeks recovery of any proceeds derived by the Officer Defendants from the sale of Company stock that was in breach of their fiduciary duties. Defendants in the Tsutsui Action filed a motion to dismiss the complaint on June 9, 2006. Plaintiff has not yet responded to that motion and counsel for the parties are discussing a proposed stipulation under which the Tsutsui Action would be stayed pending developments in the federal case.

Each of the Officer Defendants and Mr. Wehner denies the allegations in the above-described cases and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

Other Litigation

The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company. In addition, our insurance company subsidiaries and health plan affiliates are subject to the regulations of, and supervision by, the insurance departments of each of the jurisdictions in which they are admitted and authorized to transact business.  Periodically, these insurance departments conduct examinations and/or investigations of our insurance company subsidiaries and health plan affiliates, which could result in adverse findings, monetary fines or disciplinary action, as more fully described in “Item 1—Business—Regulation” of our Annual Report on Form 10-K.

13.   EARNINGS PER SHARE

The reconciliation of the numerators and the denominators for the computation of basic and diluted EPS is as follows:

	Three months ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		59,116			55,986
Less: Weighted average treasury shares		(697)			(51)
Basic earnings per share	$18,110	58,419	$0.31	$18,648	55,935	$0.33
Effect of dilutive securities		1,403			2,055
Diluted EPS	$18,110	59,822	$0.30	$18,648	57,990	$0.32

	Six months ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, per share amounts in dollars)
Weighted average common stock outstanding		59,086			55,686
Less: Weighted average treasury shares		(724)			(76)
Basic earnings per share	$25,130	58,362	$0.43	$34,720	55,610	$0.62
Effect of dilutive securities		1,507			2,027
Diluted EPS	$25,130	59,869	$0.42	$34,720	57,637	$0.60

14.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Three months ended June 30,
	2006			2005
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$(18,207)	$(6,375)	$(11,832)	$28,890	$10,111	$18,779
Reclassification adjustment for gains included in net income	(48)	(17)	(31)	(3,030)	(1,060)	(1,970)
Net unrealized (loss) gain	(18,255)	(6,392)	(11,863)	25,860	9,051	16,809
Cash Flow Hedge	56	20	36	(438)	(153)	(285)
Foreign currency translation adjustment	2,114	740	1,374	(393)	(138)	(255)
Other comprehensive (loss) income	$(16,085)	$(5,632)	$(10,453)	$25,029	$8,760	$16,269

	Six months ended June 30,
	2006			2005
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$(35,714)	$(12,501)	$(23,213)	$16,744	$5,860	$10,884
Reclassification adjustment for gains included in net income	(47)	(16)	(31)	(4,103)	(1,436)	(2,667)
Net unrealized (loss) gain	(35,761)	(12,517)	(23,244)	12,641	4,424	8,217
Cash Flow Hedge	226	79	147	219	77	142
Foreign currency translation adjustment	1,828	640	1,188	(620)	(217)	(403)
Other comprehensive (loss) income	$(33,707)	$(11,798)	$(21,909)	$12,240	$4,284	$7,956

15.   UNCONSOLIDATED SUBSIDIARY

During 2005, we entered into a strategic alliance with PharmaCare and created Part D Management Services, L.L.C. (“PDMS”), which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. At June 30, 2006, our investment in the equity in PDMS was $4.4 million and at December 31, 2005, our share of the deficit of PDMS was $1.0 million. Our share in the net income of PDMS was $22.7 million for the six months ended June 30, 2006 and is included in “equity in earnings of unconsolidated subsidiary.”  During the six months ended June 30, 2006, PDMS made distributions to its owners aggregating $37.0 million. Our share of these distributions was $18.5 million.

The condensed financial information for 100% of PDMS is as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Assets
Cash and investments	$1,215	$131
Other	8,339	2,353
Total Assets	$9,554	$2,484
Liabilities
Accrued expenses and other	$667	$4,444
Equity	8,887	(1,960)
Total liabilities and equity	$9,554	$2,484

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Total revenue	$27,712	$—	$48,816	$—
Total expenses	1,978	354	3,468	354
Net income	$25,734	$(354)	$45,348	$(354)

16.   BUSINESS SEGMENT INFORMATION

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries, under a contract with CMS, in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, and are sold by our career and independent agents. We currently market PFFS products in 459 counties throughout 15 states.

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

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended June 30,
	2006		2005
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$111,297	$10,371	$57,852	$7,089
Senior Market Health Insurance	173,975	8,316	97,983	8,449
Specialty Health Insurance	44,615	8,017	43,713	6,798
Life Insurance and Annuity	24,999	3,758	23,368	3,405
Senior Administrative Services	21,758	4,775	14,703	3,041
Corporate	135	(6,388)	58	(4,134)
Intersegment revenues	(15,610)	—	(10,910)	—
Adjustments to segment amounts:
Net realized gains(1)	48	48	3,030	3,030
Total	$361,217	$28,897	$229,797	$27,678

	Six months ended June 30,
	2006		2005
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$202,332	$19,603	$111,129	$14,130
Senior Market Health Insurance	352,765	7,456	197,214	15,279
Specialty Health Insurance	89,569	12,714	87,827	12,372
Life Insurance and Annuity	50,041	4,800	46,201	7,445
Senior Administrative Services	41,962	7,202	29,611	6,656
Corporate	350	(11,869)	109	(7,650)
Intersegment revenues	(30,321)	—	(22,195)	—
Adjustments to segment amounts:
Net realized gains(1)	47	47	4,103	4,103
Total	$706,745	$39,953	$453,999	$52,335

       (1) We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

Identifiable assets by segment are as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Senior Managed Care—Medicare Advantage	$290,801	$182,754
Senior Market Health Insurance	820,103	426,180
Specialty Health Insurance	732,801	811,154
Life Insurance and Annuity	755,176	744,185
Senior Administrative Services	28,011	26,149
Corporate	710,265	705,409
Intersegment assets(1)	(683,672)	(667,852)
Total Assets	$2,653,485	$2,227,979

       (1) Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

17.   FOREIGN OPERATIONS

A portion of the Company’s operations is conducted in Canada through Penncorp Life (Canada). These assets and liabilities are located in Canada where the insurance risks are written. Revenues, excluding capital gains and losses, of the Company by geographic distribution by country are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
United States	$340,877	$208,845	$666,344	$413,519
Canada	20,292	17,922	40,354	36,377
Total	$361,169	$226,767	$706,698	$449,896

Total assets and liabilities of Penncorp Life (Canada), located entirely in Canada, are as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Assets	$286,099	$277,695
Liabilities	$228,241	$212,270

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents a review of the Company as of June 30, 2006 and its results of operations for the three and six months ended June 30, 2006, and 2005. The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Our principal business segments are based on our products and include: Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. See “Note 16—Business Segment Information” in our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our segments.

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

Accident & Health Insurance Policy related liabilities

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

Deferred policy acquisition costs

The cost of acquiring new accident & health insurance, life insurance and annuity business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. For other life and accident & health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Amortization of deferred acquisition costs for Medicare Supplement policies is periodically adjusted for significant changes in benefit structures and differences in assumed premium rates on a prospective basis, consistent with assumptions used in the related reserves for future policy benefits. During 2005, the Company determined that the historical actual approved rate increases and persistency were higher than assumed levels. The prospective unlocking of these assumptions resulted in a slower amortization of Medicare Supplement deferred acquisition costs.

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

On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of June 30, 2006.

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

Significant Transactions and Initiatives

Medicare Opportunity

We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, more than 44 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old plus certain disabled people under the age of 65. The standard Medicare coverage does not cover prescription drugs except as required in the course of a covered hospital stay. According to the

U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers begin to turn 65. In addition, many large employers who traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Modernization Act of 2003 (the “MMA”) demonstrated the Federal government’s commitment to expand the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans (“Medicare Advantage”) and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D (“Part D”). Taken together, these conditions present significant opportunities for us to increase the sale of our products. We expect to expand into new Part D and Medicare HMO markets and to expand our PFFS product from 15 to 35 states in 2007. We anticipate that we will incur additional costs in order to execute these expansion initiatives during the fourth quarter of 2006; however, we will not know the total projected costs until our expansion plans our finalized.

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

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas. Since 2005, we have expanded our service area to include 8 counties in Texas, 10 counties in Oklahoma, and have begun to offer a coordinated care product in 3 counties in Florida in 2006. In 2004, we also began to offer Medicare Advantage private fee-for-service (“PFFS”) plans in New York and Pennsylvania. As of January 2006, we are marketing PFFS plans in a total of 15 states.

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

Recently, there has been increased competition from other Medicare Supplement carriers, as well as from Medicare Advantage plans, which has affected our production and persistency of Medicare Supplement business. As a result, we continue to experience higher than expected lapsation in our Medicare Supplement business. This excess lapsation has accelerated the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare Supplement business will decline, requiring faster amortization of the deferred costs.

Medicare Part D

Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone prescription drug benefit plans (“PDPs”) pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. We have been approved to offer these programs in 32 of the 34 regions that have been established for this program for the 2006 plan year and had bids below the benchmark in 26 regions. As a result, we were auto-assigned approximately 328,000 Medicare and Medicaid eligible (dual eligible) and facilitated enrollees by CMS for the current plan year. We believe that this new program provides increased opportunities to offer a much needed coverage and to further serve our target markets.

We have entered into a strategic alliance with PharmaCare Management services, Inc. (“PharmaCare”), a pharmacy benefits manager (“PBM”) that is a wholly-owned subsidiary of CVS Corporation. PharmaCare performs PBM services for our Medicare Part D Plans. We retain 50% of the Medicare Part D business of our PDPs. The remainder is reinsured to PharmaCare’s wholly-owned reinsurance subsidiary, PharmaCare Captive Re, Ltd (“PharmaCare Re”) on a 50% quota share basis. Additionally, as part of the strategic alliance, we created Part D Management Services, L.L.C. (“PDMS”), which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare.

Reinsurance—Connecticut State Employees

During the third quarter of 2005, we began to provide an insured drug benefit for the employees of the State of Connecticut. This coverage is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare’s wholly-owned reinsurance subsidiary, PharmaCare Re on a 100% first dollar quota share basis. We receive an underwriting fee of two percent of premium. As a result of this arrangement, both direct and ceded premium increased by approximately $140.3 million for the six months ended June 30, 2006, with no impact on net premium.

Results of Operations—Consolidated Overview

The inclusion of the operating results from our Medicare Part D business with those of our Medicare Supplement business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. These businesses generally see higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income over the calendar year attributable to those businesses.

The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Senior Managed Care-Medicare Advantage(1)	$10,371	$7,089	$19,603	$14,130
Senior Market Health Insurance(1)	8,316	8,449	7,456	15,279
Specialty Health Insurance(1)	8,017	6,798	12,714	12,372
Life Insurance and Annuity(1)	3,758	3,405	4,800	7,445
Senior Administrative Services(1)	4,775	3,041	7,202	6,656
Corporate(1)	(6,388)	(4,134)	(11,869)	(7,650)
Realized gains	48	3,030	47	4,103
Income before income taxes(1)	28,897	27,678	39,953	52,335
Income taxes, excluding realized gains	10,770	8,970	14,807	17,179
Income taxes on realized gains	17	60	16	436
Total income taxes	10,787	9,030	14,823	17,615
Net income	$18,110	$18,648	$25,130	$34,720
Per Share Data (Diluted):
Net income	$0.30	$0.32	$0.42	$0.60

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

Three months ended June 30, 2006 and 2005

Net income for the second quarter of 2006 declined to $18.1 million, or $0.30 per diluted share, compared to $18.6 million, or $0.32 per diluted share for the second quarter of 2005. Net income for the second quarter of 2005 includes realized investment gains, net of tax, of $3.0 million, or $0.05 per diluted share, which reflects the benefit from a $1.0 million release of a tax valuation allowance relating to net capital loss carryforwards. The realized investment gains during the second quarter of 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments. Our overall effective tax rate was 37.3% for the second quarter of 2006, and 32.6% for the second quarter of 2005, reflecting the release of the valuation allowance noted above.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $10.4 million during the second quarter of 2006, an increase of $3.3 million, compared to $7.1 million for the second quarter of 2005, primarily due to the continued growth in membership in our Medicare Advantage plans.

Our Senior Market Health Insurance segment historically has included our Medicare Supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under PDPs. The Senior Market Health Insurance segment income declined by $0.1 million to $8.3 million for the second quarter of 2006, compared to $8.4 million for the second quarter of 2005. Results for our Medicare Supplement business declined by $8.4 million, compared to the second quarter of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. This was substantially offset by the segment income of $7.9 million generated by our Part D business for the second quarter of 2006, compared to a loss of $0.4 million for the second quarter of 2005.

Our Specialty Health Insurance segment income increased by $1.2 million, or 18%, compared to the second quarter of 2005, primarily as a result of the underwriting fees earned on the reinsurance arrangement with PharmaCare Re and the strengthening of the Canadian dollar.

Segment income from our Life Insurance and Annuity segment increased by $0.4 million, compared to the second quarter of 2005, primarily as a result of a decrease in claim costs.

Segment income for our Senior Administrative Services segment increased by $1.7 million, or 57%, to $4.8 million for the second quarter of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered.

The loss from our Corporate segment increased by $2.3 million, or 55%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost.

Six months ended June 30, 2006 and 2005

Net income for the first six months of 2006 declined to $25.1 million, or $0.42 per diluted share, compared to $34.7 million, or $0.60 per diluted share for the first six months of 2005. Net income for the first six months of 2006 was affected by higher claim costs in our Medicare Supplement, long term care and life businesses and increased lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. These items are offset, in part, by the growth in our Senior Managed Care business and the income from our new Part D business.

Net income for the first six months of 2005 includes realized investment gains, net of tax, of $3.7 million, or $0.06 per diluted share, which reflects the benefit from a $1.0 million release of a tax valuation allowance relating to net capital loss carryforwards. The realized investment gains during the second quarter of 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments.

Our overall effective tax rate was 37.1% for the first six months of 2006, and 33.7% for the first six months of 2005, reflecting the release of the valuation allowance noted above.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $19.6 million during the first six months of 2006, an increase of $5.5 million, compared to $14.1 million for the first six months of 2005, primarily due to the continued growth in membership in our Medicare Advantage plans.

The Senior Market Health Insurance segment income declined by $7.8 million to $7.5 million for the first six months of 2006, compared to segment income of $15.3 million for the first six months of 2005. Results for our Medicare Supplement business declined by $21.6 million, compared to the first six months of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. This was offset, in part, by the segment income of $13.3 million generated by our Part D business for the first six months of 2006, compared to a loss of $0.4 million for the first six months of 2005.

Our Specialty Health Insurance segment income increased by $0.3 million, or 3%, compared to the first six months of 2005. The underwriting fees earned on the reinsurance arrangement with

PharmaCare Re and the strengthening of the Canadian dollar were partially offset by higher claim costs in our runoff block of long term care business.

Segment income from our Life Insurance and Annuity segment decreased by $2.6 million, compared to the first six months of 2005, primarily as a result of an increase in claim costs and an increase in the amortization of deferred acquisition costs.

Segment income for our Senior Administrative Services segment increased by $0.5 million, or 8%, to $7.2 million for the first six months of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered, offset in part by the $1.2 million incremental increase in expenses incurred in this segment relating to Part D, as compared to 2005.

The loss from our Corporate segment increased by $4.2 million, or 55%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net premiums	$110,036	$57,093	$199,995	$109,930
Net investment and other income	1,261	759	2,337	1,199
Total revenue	111,297	57,852	202,332	111,129
Medical expenses	80,680	41,512	146,880	79,016
Amortization of intangible assets	870	247	1,740	1,003
Commissions and general expenses	19,376	9,004	34,109	16,980
Total benefits, claims and other deductions	100,926	50,763	182,729	96,999
Segment income	10,371	7,089	19,603	14,130
Depreciation, amortization and interest	1,125	403	2,059	1,293
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$11,496	$7,492	$21,662	$15,423

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

Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries, under a contract with CMS, in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage

PFFS plans, also under a contract with CMS, are sold by our career and independent agents through American Progressive and Pyramid Life.

Three months ended June 30, 2006 and 2005

Revenues.   Net premiums for the Senior Managed Care segment increased by $52.9 million, or 93%, compared to the second quarter of 2005. Approximately $49.9 million of the increase was due to growth in membership. Pursuant to the MMA, we began to receive incremental revenue from CMS for the Part D prescription drug benefit in 2006. In the second quarter of 2006, our health plans received $7.7 million from CMS for the Part D prescription drug benefit. Those increases were partially offset by the reduction in the average premium per member per month (“PMPM”) due to an increase in the percentage of members in our PFFS plans which have a lower PMPM than our health plans. Net investment and other income increased by $0.5 million, due primarily to growth in invested assets as a result of growth in business, as well as increased yields.

Benefits, Claims and Expenses.   Medical expenses increased by $39.2 million, or 94%, compared to the second quarter of 2005. Growth in membership added approximately $30.8 million. The enhanced prescription drug benefit increased pharmacy benefit costs by $3.6 million to $6.2 million. The balance of $4.8 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by 60 basis points to 73.3% for the second quarter of 2006 from 72.7% for the second quarter of 2005. Commissions and general expenses increased by $10.4 million compared to the second quarter of 2005, due primarily to the growth in business, including marketing costs for new service areas and other development activities, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

The components of the revenues and results within the segment are as follows:

	Three months ended June 30,
	2006		2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$82,682	$3,446	$52,907	$2,271
Affiliated IPA’s	35,328	2,988	28,890	2,838
MSO’s and Corporate	11,375	520	8,143	1,692
Private Fee-for Service	28,114	3,417	4,606	288
Eliminations	(46,202)	—	(36,694)	—
Total	$111,297	$10,371	$57,852	$7,089

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from our health plans amounting to $35.1 million for three months ended June 30, 2006 and $28.8 million for three months ended June 30, 2005 and management fees received by the MSO’s from the health plans and the IPA’s amounting to $11.1 million for three months ended June 30, 2006 and $7.9 million for three months ended June 30, 2005.

Our health plans receive premiums primarily from CMS. As of June 30, 2006, there were 32,778 members in these health plans. Membership is based on enrollment information provided by CMS, which enrollment information is subject to reconciliation with CMS. The health plans make capitated risk payments to the IPA’s or other medical groups in the Houston and Beaumont regions, two of which are affiliated IPA’s. In addition, the health plans retain the risk for certain other types of care, primarily out of area emergency and transplants. In August 2005, we began enrolling members in a Medicare Advantage special needs program. Beginning January 1, 2006, we began enrolling members in our Medicare Advantage coordinated care plan in South Florida. During the second quarter of 2006, the health plans had revenues of $82.7 million and reported a medical loss ratio of 81.1% versus revenues of $52.9 million and a medical loss ratio of 82.6% in the second quarter of 2005.

We participate in the profits from the two affiliated IPA’s that receive capitated payments from SelectCare of Texas. As of June 30, 2006, the affiliated IPA’s managed the care for 17,320 members. During the second quarter of 2006, the IPA’s earned $3.0 million on $35.3 million in revenues. For the second quarter of 2005, the IPA’s earned $2.8 million on $28.9 million in revenues.

Our MSO’s provide comprehensive management services to our health plans and affiliated IPA’s as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the second quarter of 2006, these MSO’s earned $0.5 million on $11.4 million of fees collected. For the second quarter of 2005, these MSO’s earned $1.7 million of income on $8.1 million of fees collected. The reduction in earnings from MSO’s and Corporate is primarily due to the cost of marketing, development and expansion initiatives relating to our Medicare Advantage programs.

Starting in June 2004, we began enrolling members in our PFFS product, a Medicare Advantage program that allows its members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, we receive modest premium payments from the members. Beginning September 1, 2005, we expanded our PFFS product offering to Medicare eligibles in 258 counties in seven new states. On January 1, 2006, we expanded the PFFS product to an additional 152 counties in six states for a total service area of 459 counties in 15 states. As of June 30, 2006, we had 15,446 members enrolled in our PFFS plans. During the second quarter of 2006, we collected $28.1 million of premium from CMS and the members, and reported a medical loss ratio of 73.7%. For the second quarter of 2005, we collected $4.6 million of premium from CMS and the members, and reported a medical loss ratio of 68.9%.

Six months ended June 30, 2006 and 2005

Revenues.   Net premiums for the Senior Managed Care segment increased by $90.1 million, or 82%, compared to the first six months of 2005. Approximately $84.4 million of the increase was due to growth in membership. Pursuant to the MMA, we began to receive incremental revenue from CMS for the Part D prescription drug benefit in 2006. For the first six months of 2006, our health plans received $14.4 million from CMS for the Part D prescription drug benefit. Those increases were partially offset by the reduction in the average premium per member per month (“PMPM”) due to an increase in the percentage of members in our PFFS plans which have a lower PMPM than our health plans. Net investment income increased by $1.3 million, due primarily to growth in invested assets as a result of growth in business, as well as increased yields.

Benefits, Claims and Expenses.   Medical expenses increased by $67.9 million, or 86%, compared to the first six months of 2005. Growth in membership added approximately $51.1 million. The enhanced prescription drug benefit increased pharmacy benefit costs by $7.3 million to $12.1 million. The balance of $9.5 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by 150 basis points to 73.4% for the first six months of 2006 from 71.9% for the first six months of 2005. Commissions and general expenses increased by $17.1 million compared to the first six months of 2005, due primarily to the growth in business, including marketing costs for new service areas and other development activities, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

The components of the revenues and results within the segment are as follows:

	Six months ended June 30,
	2006		2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$156,824	$5,459	$102,576	$4,865
Affiliated IPA’s	70,963	6,517	57,655	5,556
MSO’s and Corporate	21,773	1,615	15,830	3,413
Private Fee-for Service	44,471	6,012	7,963	296
Eliminations	(91,699)	—	(72,895)	—
Total	$202,332	$19,603	$111,129	$14,130

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from our health plans amounting to $70.5 million for the first six months of 2006 and $57.4 million for the first six months of 2005 and management fees received by the MSO’s from the health plans and the IPA’s amounting to $21.2 million for the first six months of 2006 and $15.5 million for the first six months of 2005.

During the first six months of 2006, our health plans had revenues of $156.8 million and reported a medical loss ratio of 82.3% versus revenues of $102.6 million and a medical loss ratio of 82.0% for the first six months of 2005.

During the first six months of 2006, the IPA’s earned $6.5 million on $71.0 million in revenues. For the first six months of 2005, the IPA’s earned $5.6 million on $57.7 million in revenues.

For the first six months of 2006, our MSO’s earned $1.6 million of income on $21.8 million of fees collected. For the first six months of 2005, these MSO’s earned $3.4 million of income on $15.8 million of fees collected.

During the first six months of 2006, we collected $44.5 million of premium from CMS and the members for our PFFS product, and reported a medical loss ratio of 72.8%. For the first six months of 2005, we collected $8.0 million of premium from CMS and the members for our PFFS product, and reported a medical loss ratio of 71.5%.

Segment Results—Senior Market Health Insurance

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Premiums:
Direct and assumed	$257,787	$141,134	$531,822	$289,589
Ceded	(100,109)	(44,474)	(207,643)	(95,066)
Net premiums	157,678	96,660	324,179	194,523
Other Part D revenue	12,867	—	22,674	—
Net investment income	2,631	1,147	4,601	2,363
Other income	799	176	1,311	328
Total revenue	173,975	97,983	352,765	197,214
Policyholder benefits	129,155	69,891	274,734	141,160
Change in deferred acquisition costs	(1,713)	(10,365)	(4,501)	(18,983)
Amortization of intangible assets	994	725	2,289	1,431
Commissions and general expenses, net of allowances	37,223	29,283	72,787	58,327
Total benefits, claims and other deductions	165,659	89,534	345,309	181,935
Segment income	$8,316	$8,449	$7,456	$15,279

Our Senior Market Health Insurance segment historically has included our Medicare Supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under PDPs. We reinsure 50% of the business of our PDPs to PharmaCare Re. The total results for the segment are presented above. Results for our Medicare Supplement business are separately presented below on a comparative basis. Additionally, we have also separately presented the results for our Part D business.

Three months ended June 30, 2006 and 2005

The Senior Market Health Insurance segment income declined by $0.1 million to $8.3 million for the second quarter of 2006, compared to $8.4 million for the second quarter of 2005. Results for our Medicare Supplement business declined by $8.4 million, compared to the second quarter of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. This was substantially offset by the segment income of $7.9 million generated by our Part D business for the second quarter of 2006, compared to a loss of $0.4 million for the second quarter of 2005.

Six months ended June 30, 2006 and 2005

The Senior Market Health Insurance segment income declined by $7.8 million to $7.5 million for the first six months of 2006, compared to segment income of $15.3 million for the first six months of 2005. Results for our Medicare Supplement business declined by $21.6 million, compared to the first six months of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits. This was offset, in part, by the segment income of $13.3 million generated by our Part D business for the first six months of 2006, compared to a loss of $0.4 million for the first six months of 2005..

Medicare Supplement

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Premiums:
Direct and assumed	$127,782	$141,134	$267,002	$289,589
Ceded	(36,221)	(44,474)	(77,068)	(95,066)
Net premiums	91,561	96,660	189,934	194,523
Net investment income	1,995	1,147	3,483	2,363
Other income	781	176	1,276	328
Total revenue	94,337	97,983	194,693	197,214
Policyholder benefits	65,722	69,891	144,435	141,160
Change in deferred acquisition costs	(1,713)	(10,365)	(4,501)	(18,983)
Amortization of intangible assets	994	725	2,289	1,431
Commissions and general expenses, net of allowances	28,878	28,848	58,315	57,892
Total benefits, claims and other deductions	93,881	89,099	200,538	181,500
Segment income (loss)	$456	$8,884	$(5,845)	$15,714

Three months ended June 30, 2006 and 2005

Revenues.   Net premiums for our Medicare Supplement business declined by $5.1 million, compared to the second quarter of 2005, due to the continued effect of higher than expected lapsation of our Medicare Supplement in force business, offset in part by increased retention of our Medicare Supplement business, rate increases and new sales.

Net investment income increased by approximately $0.8 million, compared to the second quarter of 2005, due to an increase in invested assets as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred decreased by $4.2 million, or 6%, compared to the second quarter of 2005. The reduction in business, as noted above, resulted in a decline of $3.7 million. Improved loss ratios resulted in a decline of $0.5 million. Overall loss ratios declined 50 basis points to 71.8% for the second quarter of 2006 compared to 72.3% for the second quarter of 2005, as a result of the rate increases we have implemented in the past year. We anticipate that we will see seasonal reductions in the overall loss ratio for this segment during the third and fourth quarters of 2006. After consideration of certain adjustments made at the end of 2005 to increase claim reserves, the loss ratio for the quarter ended June 30, 2005 was 73.4%, or 160 basis points higher than the second quarter of 2006.

The increase in deferred acquisition costs was $8.7 million less for the second quarter of 2006 than the increase for the second quarter of 2005. Two factors contributed to the decrease. First, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $3.5 million. Second, amortization increased by approximately $5.0 million as a result of higher lapsation of our Medicare Supplement business, compared to the second quarter of 2005. We began to experience higher than expected lapsation in our Medicare Supplement business in the third quarter of 2005 that continued and worsened in the first quarter of 2006. This excess lapsation moderated somewhat in the second quarter of 2006, but not as much as we anticipated. We believe that there are a number of factors contributing to the lapsation, primarily competitive pressure from Medicare Advantage products, as well as increased competition from other Medicare Supplement carriers. This increase in lapsation has accelerated the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.3 million compared to the second quarter of 2005, due to the increase in lapsation of in force business noted above.

Commissions and general expenses, net of reinsurance allowances, were level with the second quarter of 2005. The following table details the components of commission and other operating expenses:

	2006	2005
	(In thousands)
Commissions	$17,312	$20,622
Other operating costs	18,308	17,801
Reinsurance allowances	(6,742)	(9,575)
Commissions and general expenses, net of allowances	$28,878	$28,848

The ratio of commissions to gross premiums decreased to 13.4% for the second quarter of 2006, from 14.6% for the second quarter of 2005, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 14.3% for the second quarter of 2006, compared to 12.6% for the second quarter of 2005 due to lower premium revenues, the ratio of fixed to variable costs, and certain non-recurring legal and consulting costs incurred. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 18.6% for the second quarter of 2006 from 21.5% for the second quarter of 2005, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Six months ended June 30, 2006 and 2005

Revenues.   Net premiums for our Medicare Supplement business declined by $4.6 million, compared to the first six months of 2005, due to the continued effect of higher than expected lapsation of our Medicare Supplement in force business, offset in part by increased retention of our Medicare Supplement business, rate increases and new sales.

Net investment income increased by approximately $1.1 million, compared to the first six months of 2005, due to an increase in invested assets as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $3.3 million, or 2%, compared to the first six months of 2005. Overall loss ratios for the first six months of 2006 increased 340 basis points to 76.0% for the first six months of 2006 compared to 72.6% for the first six months of 2005. The increase in our Medicare Supplement loss ratio was primarily as a result of the federally prescribed increase in the Part B deductible. The increase in the loss ratio added $6.6 million to benefits during the first six months of 2006 and was offset by the reduction in business, as noted above, that resulted in a reduction in benefits of $3.7 million.

The increase in deferred acquisition costs was $14.5 million less for the first six months of 2006 than the increase for the first six months of 2005. Two factors contributed to the decrease. First, we incurred lower commissions and other costs of acquisition as a result of lower production, resulting in a decrease in the costs capitalized of $5.5 million. Second, amortization increased by approximately $10.6 million, primarily as a result of higher lapsation of our Medicare Supplement business, compared to the first six months of 2005. We began to experience higher than expected lapsation in our Medicare Supplement business in the third quarter of 2005 that continued and worsened in the first quarter of 2006. This excess lapsation moderated somewhat in the second quarter of 2006, but not as much as we anticipated. We believe that there are a number of factors contributing to the lapsation, primarily competitive pressure from Medicare Advantage products, as well as increased competition from other Medicare Supplement carriers. This increase in lapsation has accelerated the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.9 million compared to the first six months of 2005, due to the increase in lapsation of in force business noted above.

Commissions and general expenses, net of reinsurance allowances, increased by $0.4 million, or 1%, compared to the first six months of 2005. The following table details the components of commission and other operating expenses:

	2006	2005
	(In thousands)
Commissions	$36,022	$41,435
Other operating costs	36,868	36,111
Reinsurance allowances	(14,575)	(19,654)
Commissions and general expenses, net of allowances	$58,315	$57,892

The ratio of commissions to gross premiums decreased to 13.5% for the first six months of 2006, from 14.3% for the first six months of 2005, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 13.8% for the first six months of 2006, compared to 12.5% for the first six months of 2005 due to lower premium revenues, the ratio of fixed to variable costs, and certain non-recurring legal and consulting costs incurred. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 18.9% for the first six months of 2006 from 20.7% for the first six months of 2005, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Part D

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Part D Revenue
CMS and Member premium	$130,005	$—	$264,820	$—
Ceded premiums	(63,888)	—	(130,575)	—
Net premiums	66,117	—	134,245	—
Other Part D revenue	12,867	—	22,674	—
Total Part D Revenue	78,984		156,919
Net investment and other income	654	—	1,153	—
Total revenue	79,638	—	158,072	—
Pharmacy benefits	63,433	—	130,299	—
Commissions and general expenses, net of allowances	8,345	435	14,472	435
Total benefits, claims and other deductions	71,778	435	144,771	435
Segment income	$7,860	$(435)	$13,301	$(435)

A discussion of the accounting for Part D is included in Notes 2 and 15 included in the notes to the consolidated financial statements in this Form 10-Q. For the six months ended June 30, 2006, we based our membership for Part D on enrollment information provided by CMS which indicated that, as of June 30, 2006, approximately 440,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 418,000 members in our PDPs that we participate in on a 50% basis and 22,000 members in an unaffiliated PDP that we participate in on a 33% basis. Our revenues and claims expenses are based on premium earned and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data upon which we based our results for the first six months of 2006 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS, however, we do not believe that any change from the amounts reported as of June 30, 2006 is likely to be material.

Other Part D revenue represents our equity in the earnings of PDMS, a strategic alliance we formed with PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare.

The ratio of incurred prescription drug benefits to Part D revenue for the second quarter of 2006 was 80.3% and for the first six months of 2006 was 83.0%. Based on the coverage provided by our PDPs, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the benefit ratios are partially offset as a result of the risk corridor adjustments.

Segment Results—Specialty Health Insurance

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Premiums:
Direct and assumed	$115,076	$42,398	$224,868	$85,508
Ceded	(78,043)	(5,632)	(150,362)	(11,315)
Net premiums	37,033	36,766	74,506	74,193
Net investment income	7,446	6,608	14,793	12,997
Other income	136	339	270	637
Total revenue	44,615	43,713	89,569	87,827
Policyholder benefits	25,127	25,150	54,058	50,532
Change in deferred acquisition costs	(1,651)	(2,158)	(3,498)	(4,127)
Commissions and general expenses, net of allowances	13,122	13,923	26,295	29,050
Total benefits, claims and other deductions	36,598	36,915	76,855	75,455
Segment income	$8,017	$6,798	$12,714	$12,372

Three months ended June 30, 2006 and 2005

Our Specialty Health Insurance segment income increased by $1.2 million, or 18%, compared to the second quarter of 2005, primarily as a result of the underwriting fees earned on the reinsurance arrangement with PharmaCare Re and the strengthening of the Canadian dollar. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar during the second quarter of 2006. The average conversion rate increased 10%, to C$0.8984 per U.S. $1.00 for the second quarter of 2006, from C$0.8028 per U.S. $1.00 for the second quarter of 2005. This strengthening added approximately $0.5 million of pre-tax income to the Specialty Health segment results compared to the second quarter of 2005. See discussion below under the heading “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $72.8 million, compared to the second quarter of 2005, in connection with the PharmaCare Re reinsurance agreement discussed above. Net premiums were approximately the same as the second quarter of 2005. Canadian business accounted for approximately 47% of the net premiums of this segment for the second quarter of 2006 and 42% of the net premiums for the second quarter of 2005. The stronger Canadian dollar and increased sales in Canada generated an increase in premiums of approximately $1.7 million, which was offset by reductions of $0.9 million in our U.S. fixed benefit accident and sickness line and $0.4 million in our long term care line.

Net investment income increased by approximately $0.8 million, or 13%, compared to the second quarter of 2005. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred were level with the second quarter of 2005. Overall loss ratios for the segment were 67.9% for the second quarter of 2006 compared to 68.4% for the second quarter of 2005. Improvements in the loss ratios for our long term care line and our Canadian business were offset by an increase in the loss ratio on our U.S. disability line.

Commissions and general expenses decreased by $0.7 million, or 6%, compared to the second quarter of 2005. The reinsurance allowance for the underwriting fees earned on the new reinsurance arrangement with PharmaCare Re of $1.5 million was offset by an increase in commissions, primarily for our Canadian business.

Six months ended June 30, 2006 and 2005

Our Specialty Health Insurance segment income increased by $0.3 million, or 3%, compared to the first six months of 2005. The underwriting fees earned on the reinsurance arrangement with PharmaCare Re and the strengthening of the Canadian dollar were offset by higher claim costs in our runoff block of long term care business. The operations of Penncorp Life (Canada), which are included in our Specialty Health segment results, are transacted using the Canadian dollar as the functional currency. The Canadian dollar strengthened relative to the U.S. dollar during the first six months of 2006. The average conversion rate increased 9%, to C$0.8788 per U.S. $1.00 for the first six months of 2006, from C$0.8097 per U.S. $1.00 for the first six months of 2005. This strengthening added approximately $0.7 million of pre-tax income to the Specialty Health segment results compared to the first six months of 2005. See discussion below under the heading “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $140.3 million, compared to the first six months of 2005, in connection with the PharmaCare Re reinsurance agreement discussed above. Net premiums were approximately the same as the first six months of 2005. Canadian business accounted for approximately 46% of the net premiums of this segment for the first six months of 2006 and 43% of the net premiums for the first six months of 2005. The stronger Canadian dollar and increased sales in Canada generated an increase in premiums of approximately $2.8 million, which was offset by reductions of $1.7 million in our U.S. fixed benefit accident and sickness line and $0.7 million in our long term care line.

Net investment income increased by approximately $1.8 million, or 14%, compared to the first six months of 2005. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $3.5 million, or 7%, compared to the first six months of 2005. Overall loss ratios for the segment increased to 72.6% for the first six months of 2006 compared to 68.1% for the first six months of 2005, primarily as a result of higher loss ratios for our long term care line. Long term care loss ratios increased to 131.9% for the first six months of 2006 from 106.1% for the first six months of 2005.

Commissions and general expenses decreased by $2.8 million, or 10%, compared to the first six months of 2005, primarily as a result of the reinsurance allowance of $2.8 million for the underwriting fees earned on the new reinsurance arrangement with PharmaCare Re.

Segment Results—Life Insurance and Annuity

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Premiums :
Direct and assumed	$19,385	$19,074	$38,582	$37,052
Ceded	(4,268)	(4,684)	(8,093)	(8,522)
Net premiums	15,117	14,390	30,489	28,530
Net investment income	9,815	8,908	19,396	17,598
Other income	67	70	156	73
Total revenue	24,999	23,368	50,041	46,201
Policyholder benefits	10,209	10,093	21,530	19,081
Interest credited to policyholders	4,740	4,630	9,210	9,175
Change in deferred acquisition costs	(2,183)	(5,047)	(2,933)	(10,146)
Amortization of intangible assets	122	269	198	529
Commissions and general expenses, net of allowances	8,353	10,018	17,236	20,117
Total benefits, claims and other deductions	21,241	19,963	45,241	38,756
Segment income	$3,758	$3,405	$4,800	$7,445

Three months ended June 30, 2006 and 2005

Segment income from our Life Insurance and Annuity segment increased by $0.4 million, compared to the second quarter of 2005, primarily as a result of a decrease in claim costs

Revenues.   Net premiums for the segment increased by $0.7 million, or 5%, compared to the second quarter of 2005, primarily due to growth in renewal premiums for our senior life product of $0.8 million.

Our agents sold $7.7 million of fixed annuities during the second quarter of 2006 and $10.1 million during the second quarter of 2005. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $0.9 million, or 10%, compared to the second quarter of 2005, primarily as a result of the increase in policyholder account balances as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $0.1 million, or 1%, compared to the second quarter of 2005. The increase in business added approximately $0.5 million to policyholder benefits during the second quarter of 2006, but was offset by a reduction in claim costs of $0.4 million as a result of improved mortality, as compared to the second quarter of 2005. The increase in deferred acquisition costs was $2.9 million less during the second quarter of 2006, as compared to the increase during the second quarter of 2005. This was primarily due to lower production of new life insurance and annuity business during the second quarter of 2006, resulting in a lower level of acquisition costs to capitalize, and aging of the block of business as compared to the second quarter of 2005. Commissions and general expenses, net of allowances decreased by $1.8 million, or 18%, compared to the first quarter of 2005, due to the lower production levels of new life insurance an annuity business, as noted above.

Six months ended June 30, 2006 and 2005

Segment income from our Life Insurance and Annuity segment decreased by $2.6 million, compared to the first six months of 2005, primarily as a result of an increase in claim costs and an increase in the amortization of deferred acquisition costs.

Revenues.   Net premiums for the segment increased by $2.0 million, or 7%, compared to the first six months of 2005, as a result of the growth in renewal premiums for our senior life product.

Our agents sold $18.5 million of fixed annuities during the first six months of 2006 and $25.6 million during the first six months of 2005. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $1.8 million, or 10%, compared to the first six months of 2005, primarily as a result of the increase in policyholder account balances as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $2.4 million, or 13%, compared to the first six months of 2005. The increase in business added approximately $1.4 million to policyholder benefits and other claim costs were higher by approximately $1.1 million as a result of increased mortality in the first six months of 2006, as compared to the first six months of 2005. The increase in deferred acquisition costs was $7.2 million less during the first six months of 2006, as compared to the increase during the first six months of 2005. This was primarily due to lower production of new life insurance and annuity business during the first six months of 2006, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization (primarily in the first quarter of 2006) as compared to the first six months of 2005 as a result of higher lapsation and aging of the block of business. Commissions and general expenses, net of allowances decreased by $3.2 million, or 16%, compared to the first six months of 2005, due to the lower production levels of new life insurance an annuity business, as noted above.

Segment Results—Senior Administrative Services

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Affiliated Service Fee Revenue
Medicare Supplement	$6,905	$7,585	$14,627	$15,551
Part D	5,970	—	9,899	—
Long term care	765	673	1,520	1,269
Life insurance	524	886	1,065	1,730
Other	645	694	1,426	1,491
Total Affiliated Revenue	14,809	9,838	28,537	20,041
Unaffiliated Service Fee Revenue
Medicare Supplement	1,734	2,124	3,591	4,158
Long term care	1,963	2,077	3,990	4,100
Non-insurance products	364	374	644	758
Part D	402	—	730	—
Other	2,486	290	4,470	554
Total Unaffiliated Revenue	6,949	4,865	13,425	9,570
Total revenue	21,758	14,703	41,962	29,611
Amortization of present value of future profits	123	120	246	239
General expenses	16,860	11,542	34,514	22,716
Total expenses	16,983	11,662	34,760	22,955
Segment income	4,775	3,041	7,202	6,656
Depreciation, amortization and interest	817	542	1,628	1,074
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1)	$5,592	$3,583	$8,830	$7,730

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

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $0.8 million for the six months ended June 30, 2006, and $1.0 million for the six months ended June 30, 2005 and $1.7 million for the six months ended June 30, 2006, and $2.1 million for the six months ended June 30, 2005. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended June 30, 2006 and 2005

Segment income for our Senior Administrative Services segment increased by $1.7 million, or 57%, to $4.8 million for the second quarter of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered.

Service fee revenue increased by $7.1 million, or 48%, during the second quarter of 2006 compared to the second quarter of 2005. Affiliated service fee revenue increased by $5.0 million primarily as a result of fees for the administration of our Part D prescription drug plans on behalf of our insurance subsidiaries which commenced on January 1, 2006, offset, in part, by a decline in revenues for administration of affiliated Medicare supplement and life insurance business. Unaffiliated service fee revenue increased by $2.1 million, due primarily to an increase in fees for the administration of agency services, including licensing and commission payments, for unaffiliated clients. General expenses for the segment increased by $5.3 million, or 46%, due primarily to the administration of the affiliated Part D business, beginning in 2006. During the second quarter of 2005, approximately $0.6 million of expenses were incurred in this segment relating to our implementation of Part D.

Six months ended June 30, 2006 and 2005

Segment income for our Senior Administrative Services segment increased by $0.5 million, or 8%, to $7.2 million for the first six months of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered, offset in part by the $1.2 million incremental increase in expenses incurred in this segment relating to Part D as compared to 2005.

Service fee revenue increased by $12.4 million, or 42%, during the first six months of 2006 compared to the first six months of 2005. Affiliated service fee revenue increased by $8.5 million primarily as a result of fees for the administration of our Part D prescription drug plans on behalf of our insurance subsidiaries which commenced on January 1, 2006, offset, in part, by a decline in revenues for administration of affiliated Medicare supplement and life insurance business. Unaffiliated service fee revenue increased by $3.9 million, due primarily to an increase in fees for the administration of agency services, including licensing and commission payments, for unaffiliated clients. General expenses for the segment increased by $11.8 million, or 52%, primarily to the administration of the affiliated Part D business, beginning in 2006. During the six months ended June 30, 2006, approximately $1.8 million of expenses were incurred in this segment relating to Part D compared to approximately $0.6 million of expenses that were incurred during the first six months of 2005.

Segment Results—Corporate

The following table presents the primary components comprising the loss from the segment:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Interest	$3,186	$2,670	$6,228	$5,181
Amortization of capitalized loan origination fees	229	227	458	444
Stock-based compensation expense	780	—	1,495	2
Other parent company expenses, net	2,193	1,237	3,688	2,023
Segment loss	$6,388	$4,134	$11,869	$7,650

Three months ended June 30, 2006 and 2005

The loss from our Corporate segment increased by $2.3 million, or 55%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost. During the three months ended June 30, 2006, we recognized $0.8 million of stock-based compensation expense relating to options vesting during the period. We also incurred $0.7 million of costs associated with due diligence for a potential acquisition that we determined we will not pursue at this time. Our combined outstanding debt was $168.2 million at June 30, 2006 compared to $173.4 million at June 30, 2005. The weighted average interest rate on our loan payable increased to 7.2% for the three months ended June 30, 2006 from 5.3% for the three months ended June 30, 2005. The weighted average interest rate on our other long term debt increased to 7.8% for the three months ended June 30, 2006 from 7.1% for the three months ended June 30, 2005. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

Six months ended June 30, 2006 and 2005

The loss from our Corporate segment increased by $4.2 million, or 55%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost. During the six months ended June 30, 2006, we recognized $1.5 million of stock-based compensation expense relating to options vesting during the period. We also incurred $0.7 million of costs associated with due diligence for a potential acquisition that we determined we will not pursue at this time. The weighted average interest rate on our loan payable increased to 7.0% for the six months ended June 30, 2006 from 5.0% for the six months ended June 30, 2005. The weighted average interest rate on our other long term debt increased to 7.7% for the six months ended June 30, 2006 from 7.0% for the six months ended June 30, 2005. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

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

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of June 30, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective July 1, 2006, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

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

The obligations of the Company under the Amended Credit Facility are guaranteed by our subsidiaries, CHCS Services Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the “Guarantors”) and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, CHCS Services Inc., Heritage and HHS Texas Management, Inc., have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

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

We made regularly scheduled principal payments of $2.6 million during the six months ended June 30, 2006 and $2.6 million during the six months ended June 30, 2005, in connection with our credit facilities. We paid interest of $3.4 million during the six months ended June 30, 2006 and $2.5 million during the six months ended June 30, 2005, in connection with our credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006 (remainder of the year)	$2,625
2007	5,250
2008	5,250
2009	80,063
$93,188

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

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of June 30, 2006
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.1%
May 2033	15,000	Floating	420		9.4%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
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

We paid $2.8 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2006, and $2.6 million during the six months ended June 30, 2005.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2006 (remainder of the year)	$2,095
2007	4,151
2008	4,011
2009	3,619
2010 and thereafter	10,220
Totals	$24,096

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

On June 22, 2005, we issued 2.0 million shares of our common stock in connection with a public offering pursuant to the shelf registration, generating proceeds to us of $44.2 million, net of underwriters discount and other issuance costs. On July 20, 2005, the underwriters exercised their over-allotment option and we issued an additional 660,000 shares of our common stock generating additional net proceeds of $14.8 million. The aggregate amount that remains available for offering under the shelf registration statement is $77.2 million.

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

Senior Administrative Services Company.   Liquidity for our Senior Administrative Services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our Senior Administrative Services company exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company. We measure the ability of the Senior Administrative Services company to pay dividends based on its earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA for our Senior Administrative Services segment was $8.8 million for the six months ended June 30, 2006, and $7.7 million for the six months ended June 30, 2005.

Senior Managed Care Company.   Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of SCOT and services provided to the IPA’s. Dividend payments by SCOT to Heritage are subject to the approval of the insurance regulatory authorities of the state of Texas, SCOT’s state of domicile. SCOT is not able to pay dividends during 2006 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company. We measure the ability of the senior managed care holding company to pay dividends based on its EBITDA. EBITDA for our senior managed care holding company was $21.7 million for the six months ended June 30, 2006 and $15.4 million for the six months ended June 30, 2005.

Penncorp Life (Canada) Dividends.   Penncorp Life (Canada) is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the six months ended June 30, 2006, Penncorp Life (Canada) paid dividends of C$4.9 million (approximately US$4.4 million) to Universal American. During 2005, Penncorp Life (Canada) became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from Penncorp Life (Canada) in 2006 was C$0.2 million (approximately US$0.2 million). No dividends were paid by Penncorp Life (Canada) during the six months ended June 30, 2005. Due to limitations resulting from the timing of prior dividend payments by PennCorp Life (Canada), we do not anticipate that Penncorp Life (Canada) will be able to pay dividends in 2006 without prior approval.

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange, the intermediate parent of our U.S. insurance subsidiaries. As of June 30, 2006, the principal amount of the surplus note was $32.6 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, and by tax-sharing payments among the insurance companies that are included in the consolidated Federal income tax return that is filed by American Exchange. American Exchange made principal payments of $7.5 million during the six months ended June 30, 2006, and $4.3 million during the six months ended June 30, 2005. American Exchange paid interest on the surplus note of $1.4 million during the six months ended June 30, 2006 and $1.0 million during the three months ended June 31, 2005.

Our parent holding company made capital contributions to American Exchange amounting to $3.5 million during the first six months of 2006. During May, 2006, our parent holding company also contributed its interest in PDMS to American Exchange. On the date of the contribution, our interest in PDMS was $4.1 million. In January 2006, Pyramid Life declared and paid a dividend in the amount of $10.8 million to Pennsylvania Life. American Exchange made capital contributions of $2.5 million to Constitution during the first six months of 2006.

Dividend payments by our U.S. insurance companies are limited by, or subject to the approval of, the insurance regulatory authorities of each insurance company’s state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $9.8 million to American Exchange during 2006, without prior approval.

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

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2006 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $33.4 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

As of June 30, 2006, our insurance company subsidiaries held cash and cash equivalents totaling $186.8 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.3 billion.

The net yields on our cash and invested assets increased to 5.1% for the six months ended June 30, 2006, from 4.8% for the six months ended June 30, 2005. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our U.S. insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our U.S. insurance subsidiaries’ operations. Each of our U.S. insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At June 30, 2006, all of our U.S. insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $169.4 million at June 30, 2006, and $158.4 million at December 31, 2005. For the six months ended June 30, 2006, our U.S. insurance subsidiaries generated statutory net income of $9.2 million. Our U.S. insurance companies generated statutory net income of $0.3 million for the six months ended June 30, 2005.

Our health plans are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At June 30, 2006, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plans was $33.7 million at June 30, 2006, and $23.0 million at December 31, 2005. Statutory net income for our health plans was $7.7 million for the six months ended June 30, 2006 and $4.9 million for the six months ended June 30, 2005.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$62.8 million (US$56.3 million) as of June 30, 2006, and C$62.3 million (US$53.6 million) as of December 31, 2005. Net income based on Canadian generally accepted accounting principles was C$5.4 million (US$4.7 million) for the six months ended June 30, 2006 and C$5.6 million (US$4.5 million) for the six months ended June 30, 2005. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at June 30, 2006.

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

As of June 30, 2006, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of June 30, 2006. During the six months ended June 30, 2006 and 2005, we did not write down the value of any fixed maturity securities. These write-downs would represent our estimate of other than temporary declines in value and would be included in net realized gains on investments in our consolidated statements of operations.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in interest rates and foreign exchange rates. We are exposed principally to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our variable rate debt. Additionally, we are exposed to changes in the Canadian dollar that affects the translation of the financial position and the results of operations of our Canadian subsidiary from Canadian dollars to U.S. dollars.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2006, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $65.9 million and a 200 basis point increase in market interest rates would result in $127.9 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $70.7 million and a 200 basis point decrease in market interest rates would result in a $144.9 million increase.

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

The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2006, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

		Weighted	Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2006
Description of Floating Rate Debt	Weighted Average Interest Rate	Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(In millions)
Loan Payable	7.0%	$95.1	$1.0	$0.5	$(0.5)	$(1.0)
Other long term debt	9.0%	$25.0	0.2	0.1	(0.1)	(0.2)
Total			$1.2	$0.6	$(0.6)	$(1.2)

As noted above, we have fixed the interest rate on $50 million of our $168 million of total debt outstanding, leaving $118 million of the debt exposed to rising interest rates. As of June 30, 2006 we had approximately $208 million of cash and cash equivalents and $149 million in short duration floating rate investment securities. We anticipate that the net investment income on this $357 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

Currency Exchange Rate Sensitivity

Portions of our operations are transacted using the Canadian dollar as the functional currency. As of and for the six months ended June 30, 2006, approximately 11% of our assets, 6% of our revenues, excluding realized gains, and 23% of our income before realized gains and taxes were derived from our Canadian operations. As of and for the six months ended June 30, 2005, approximately 12% of our assets, 8% of our revenues, excluding realized gains, and 14% of our income before realized gains and taxes were derived from our Canadian operations. Accordingly, our earnings and shareholder’s equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the six months ended June 30, 2006, would have resulted in a decrease in our income before realized gains and taxes of approximately $0.8 million for the six months ended June 30, 2006 and a decrease in our shareholders’ equity of approximately $5.3 million at June 30, 2006. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income before realized gains and taxes of approximately $0.9 million for the six months ended June 30, 2006 and an increase in shareholders’ equity of approximately $6.4 million at June 30, 2006. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

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

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Universal American have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Another purported class action was filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who had filed a motion to be named as lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action. By order dated May 1, 2006, the Kemp Action and the Western Trust Action were consolidated.

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which will now subsume the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. Under a scheduling order entered by the Court, defendants will file a motion to dismiss the Amended Complaint on or before August 14, 2006.

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

On July 19, 2006, the plaintiff in the Green Meadows Action filed a Verified Amended Shareholder Derivative Complaint (the “GM Amended Complaint”). The GM Amended Complaint adds as new defendants Mr. Wehner, Capital Z Financial Services Fund II, L.P. (“Capital Z”) and three directors of the Company who are affiliated with Capital Z, namely Bradley E. Cooper, Robert A. Spass and Eric W.

Leathers. Capital Z is the largest shareholder of the Company. The GM Amended Complaint carries forward the legal claims asserted in the original complaint against the original defendants (with additional allegations), and adds new claims (i) against the new director defendants for alleged breach of fiduciary duty in connection with a secondary offering in June 2005 that included 5 million shares of the Company’s common stock that had been owned by Capital Z and (ii) against Capital Z for alleged unjust enrichment with respect to the proceeds Capital Z realized from the sale of the 5 million shares it formerly owned in the secondary offering. Under an order entered by the Court, defendants are scheduled to file a motion to dismiss the GM Amended Complaint on or before September 8, 2006.

The second derivative action was filed by plaintiff Arthur Tsutsui (the “Tsutsui Action”) on December 30, 2005, in The Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three Officer Defendants named in the other actions, as well as all of the directors sitting on the Company’s Board of Directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that are the subject of the Kemp Action constituted a breach of fiduciary duty by the Officer Defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also seeks recovery of any proceeds derived by the Officer Defendants from the sale of Company stock that was in breach of their fiduciary duties. Defendants in the Tsutsui Action filed a motion to dismiss the complaint on June 9, 2006. Plaintiff has not yet responded to that motion, and counsel for the parties are discussing a proposed stipulation under which the Tsutsui Action would be stayed pending developments in the federal case.

Each of the Officer Defendants and Mr. Wehner denies the allegations in the above-described cases and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

Other Litigation

We have litigation in the ordinary course of our business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us. In addition, our insurance company subsidiaries and health plan affiliates are subject to the regulations of, and supervision by, the insurance departments of each of the jurisdictions in which they are admitted and authorized to transact business.  Periodically, these insurance departments conduct examinations and/or investigations of our insurance company subsidiaries and health plan affiliates, which could result in adverse findings, monetary fines or disciplinary action, as more fully described in “Item 1—Business—Regulation” of our Annual Report on Form 10-K.

ITEM 1A—RISK FACTORS

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to the Company’s risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Company’s Annual Report on Form 10-K.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2006—April 30, 2006	—	—	—	1,000,255
May 1, 2006—May 31, 2006	155	$13.74	155	1,000,100
June 1, 2006—June 30, 2006	2,371	$14.24	2,371	997,729
Total	2,526		2,526

  (1) All shares were purchased in private transactions.

Recent Sales of Unregistered Securities

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the first quarter of 2006.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 25, 2006. The following describes the actions taken at the Annual Meeting.

Election of Directors.   At the Annual Meeting, ten nominees were re-elected to serve as members of the Company’s Board of Directors until the Company’s 2007 annual meeting of shareholders, or until their successors are duly elected and qualified. The tabulation of votes for each of the nominees was as follows:

	Number of Votes
Nominee	For	Withheld
Barry W. Averill	35,651,271	297,503
Richard A. Barasch	35,071,737	877,037
Bradley E. Cooper	34,478,087	1,470,687
Mark M. Harmeling	35,567,954	380,820
Bertram Harnett	33,912,399	2,036,375
Linda H. Lamel	35,645,081	303,693
Eric W. Leathers	35,583,829	364,945
Patrick J. McLaughlin	35,628,896	319,878
Robert A. Spass	34,419,742	1,529,032
Robert F. Wright	34,464,118	1,484,656

Ratification of the Election of Independent Auditors.   At the Annual Meeting, the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 was approved. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
35,901,113	41,686	5,975	—

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

UNIVERSAL AMERICAN FINANCIAL CORP.
August 9, 2006	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chief Executive Officer
August 9, 2006	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)