Form 10-Q
period 2006-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2006-11-09
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, 58,990,385 shares of the registrant’s common stock were issued and outstanding.

As used in this Quarterly Report on Form 10-Q, the “Company,” “Universal American,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Quarterly Report on Form 10-Q including, but not limited to, the information contained in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain oral statements made from time to time by representatives of the Company may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company’s ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from the results discussed in the forward-looking statements include, but are not limited to, the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in our subsequently filed Quarterly Reports on Form 10-Q. The Company assumes no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments (Note 5):
Fixed maturities available for sale, at fair value (amortized cost: 2006, $1,118,394; 2005, $1,101,209)	$1,120,986	$1,109,745
Policy loans	22,376	23,493
Other invested assets	1,702	2,175
Total investments	1,145,064	1,135,413
Cash and cash equivalents	341,097	136,930
Accrued investment income	11,807	12,482
Deferred policy acquisition costs	257,826	243,300
Amounts due from reinsurers	266,658	220,944
Due and unpaid premiums	15,108	6,025
Present value of future profits and other amortizing intangible assets (Note 4)	56,517	50,724
Goodwill and other indefinite lived intangible assets (Note 4)	71,332	73,000
Income taxes receivable	—	3,481
Other assets	162,923	53,985
Assets of discontinued operations (Note 16)	304,074	277,695
Total assets	$2,632,406	$2,213,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances	$492,898	$495,751
Reserves for future policy benefits	593,761	585,934
Policy and contract claims—life	13,053	14,081
Policy and contract claims—health	168,654	107,156
Advance Premiums	25,303	17,878
CMS contract deposits for amounts not at risk	155,357	—
Loan payable (Note 9)	91,875	95,813
Other long term debt (Note 10)	75,000	75,000
Amounts due to reinsurers	80,856	6,028
Income taxes payable	3,294	—
Deferred income tax liability	1,565	4,820
Other liabilities	107,313	67,364
Liabilities of discontinued operations (Note 16)	231,661	212,270
Total liabilities	2,040,590	1,682,095
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY (Note 6)
Common stock (Authorized: 100 million shares, issued: 2006, 59.2 million shares; 2005, 59.0 million shares)	592	590
Additional paid-in capital	246,961	242,433
Accumulated other comprehensive income (Notes 6 and 13)	39,353	39,896
Retained earnings	315,538	260,205
Less: Treasury stock (2006, 0.7 million shares; 2005, 0.8 million shares)	(10,628)	(11,240)
Total stockholders’ equity	591,816	531,884
Total liabilities and stockholders’ equity	$2,632,406	$2,213,979

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, per share amounts in dollars)

	2006	2005
Revenues:
Direct premium and policyholder fees earned	$466,714	$307,348
Reinsurance premiums assumed	7,694	8,463
Reinsurance premiums ceded	(173,141)	(118,565)
Net premiums and policyholder fees earned	301,267	197,246
Net investment income	19,578	15,735
Fee and other income	7,304	4,538
Net realized (losses) gains on investments	(26)	260
Total revenues	328,123	217,779
Benefits, Claims and Expenses:
Claims and other benefits	212,773	139,996
Increase in future policy benefits	1,913	1,352
Interest credited to policyholders	4,503	5,096
Increase in deferred acquisition costs	(3,863)	(13,299)
Amortization of present value of future profits	1,810	2,047
Commissions	28,566	34,602
Reinsurance commissions and expense allowances	(18,199)	(15,241)
Interest expense	3,670	2,826
Other operating costs and expenses	68,210	41,119
Total benefits, claims and expenses	299,383	198,498
Income from continuing operations, before equity in earnings of unconsolidated subsidiary	28,740	19,281
Equity in earnings (loss) of unconsolidated subsidiary (Note 14)	13,971	(224)
Income from continuing operations before taxes	42,711	19,057
Provision for income taxes	15,983	7,182
Income from continuing operations	26,728	11,875
Income from discontinued operations, net of taxes (Note 16)	3,474	3,413
Net income	$30,202	$15,288
Earnings per common share
Basic:
Income from continuing operations	$0.46	$0.20
Income from discontinued operations, net of taxes (Note 16)	0.06	0.06
Net income	$0.52	$0.26
Diluted:
Income from continuing operations	$0.44	$0.19
Income from discontinued operations, net of taxes (Note 16)	0.06	0.06
Net income	$0.50	$0.25
Weighted average shares outstanding:
Weighted average shares outstanding	59,191,384	58,568,131
Less weighted average treasury shares	(707,648)	(52,718)
Basic weighted shares outstanding	58,483,736	58,515,413
Effect of dilutive securities	1,434,330	2,096,420
Diluted weighted shares outstanding	59,918,066	60,611,833

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, per share amounts in dollars)

	2006	2005
Revenues:
Direct premium and policyholder fees earned	$1,412,205	$779,819
Reinsurance premiums assumed	24,240	25,659
Reinsurance premiums ceded	(540,440)	(232,693)
Net premiums and policyholder fees earned	896,005	572,785
Net investment income	55,244	44,950
Fee and other income	20,570	13,160
Net realized gains on investments	21	4,363
Total revenues	971,840	635,258
Benefits, Claims and Expenses:
Claims and other benefits	684,342	407,451
Increase in future policy benefits	7,820	5,204
Interest credited to policyholders	13,713	14,271
Increase in deferred acquisition costs	(12,350)	(44,355)
Amortization of present value of future profits	6,288	4,918
Commissions	90,533	102,459
Reinsurance commissions and expense allowances	(55,307)	(43,873)
Interest expense	9,898	8,007
Other operating costs and expenses	189,248	116,048
Total benefits, claims and expenses	934,185	570,130
Income from continuing operations, before equity in earnings of unconsolidated subsidiary	37,655	65,128
Equity in earnings (loss) of unconsolidated subsidiary (Note 14)	36,645	(400)
Income from continuing operations before taxes	74,300	64,728
Provision for income taxes	27,278	22,715
Income from continuing operations	47,022	42,013
Income from discontinued operations, net of taxes (Note 16)	8,311	7,995
Net income	$55,333	$50,008
Earnings per common share
Basic:
Income from continuing operations	$0.81	$0.74
Income from discontinued operations, net of taxes (Note 16)	0.14	0.14
Net income	$0.95	$0.88
Diluted:
Income from continuing operations	$0.78	$0.72
Income from discontinued operations, net of taxes (Note 16)	0.14	0.13
Net income	$0.92	$0.85
Weighted average shares outstanding:
Weighted average shares outstanding	59,121,776	56,694,196
Less weighted average treasury shares	(718,677)	(67,546)
Basic weighted shares outstanding	58,403,099	56,626,650
Effect of dilutive securities	1,482,847	2,050,371
Diluted weighted shares outstanding	59,885,946	58,677,021

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
2005
Balance, January 1, 2005	$553	$172,525	$40,983	$206,329	$(969)	$419,421
Net income	—	—	—	50,008	—	50,008
Other comprehensive income (Note 13)	—	—	691	—	—	691
Comprehensive income						50,699
Issuance of common stock	36	66,396	—	—	—	66,432
Stock-based compensation	—	1,678	—	—	—	1,678
Repayments of loans to officers	—	20	—	—	—	20
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(45)	(45)
Treasury shares reissued (Note 6)	—	598	—	—	577	1,175
Balance, September 30, 2005	$589	$241,217	$41,674	$256,337	$(437)	$539,380
2006
Balance, January 1, 2006	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	55,333	—	55,333
Other comprehensive loss (Note 13)	—	—	(543)	—	—	(543)
Comprehensive income						54,790
Issuance of common stock	2	2,050	—	—	—	2,052
Stock-based compensation	—	2,456	—	—	—	2,456
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(209)	(209)
Treasury shares reissued (Note 6)	—	22	—	—	821	843
Balance, September 30, 2006	$592	$246,961	$39,353	$315,538	$(10,628)	$591,816

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$55,333	$50,008
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Income from discontinued operations	(8,311)	(7,995)
Equity in the (earnings) loss of unconsolidated subsidiary	(36,645)	401
Distribution from unconsolidated subsidiary	30,500	—
Deferred income taxes	(1,884)	16,007
Realized gains on investments	(21)	(4,363)
Amortization of present value of future profits and other intangibles	6,288	4,918
Net amortization of bond premium	1,688	2,464
Change in deferred policy acquisition costs	(12,350)	(44,355)
Change in reserves for future policy benefits	7,827	10,797
Change in policy and contract claims payable	60,470	15,207
Change in reinsurance balances	27,944	(9,468)
Change in advanced premium	(1,820)	18,442
Change in income taxes payable	6,775	1,141
Change in Part D receivables	(89,323)	—
Change in Part D payables	31,941	—
Other, net	8,640	8,142
Cash from operating activities—continuing operations	87,052	61,346
Cash from operating activities—discontinued operations	10,411	12,169
Cash from operating activities	97,463	73,515
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	70,979	197,620
Cost of fixed maturities purchased	(89,798)	(315,306)
Purchase of business	(10,407)	(1,611)
Purchase of fixed assets	(10,249)	(2,793)
Other investing activities	956	29,340
Cash used for investing activities—continuing operations	(38,519)	(92,750)
Cash used for investing activities—discontinued operations	(4,562)	(8,365)
Cash used for investing activities	(43,081)	(101,115)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,053	63,848
Cost of treasury stock purchases	(209)	(45)
Receipts from CMS contract deposits	663,054	—
Withdrawals from CMS contract deposits	(507,697)	—
Deposits and interest credited to policyholder account balances, net of reinsurance	37,803	53,625
Policyholder account balance surrenders and other withdrawals	(39,805)	(36,879)
Distribution from discontinued operations	4,372	2,706
Principal repayment on loan payable	(3,938)	(3,938)
Cash from financing activities—continuing operations	155,633	79,317
Cash from financing activities—discontinued operations	(4,372)	(2,706)
Cash from financing activities	151,261	76,611
Net increase in cash and cash equivalents	205,643	49,011
Cash and cash equivalents at beginning of year	138,899	181,257
Cash and cash equivalents at end of period	344,542	230,268
Less cash and cash equivalents of discontinued operations at end of period	3,445	3,460
Cash and cash equivalents of continuing operations at end of period	$341,097	$226,808

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (“we,” the “Company,” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, and Puerto Rico. The principal insurance products currently sold by the Company are Medicare Supplement and Select, fixed benefit accident and sickness disability insurance and senior life insurance. The Company distributes these products through an independent general agency system and a career agency system. The career agents focus on sales for Pennsylvania Life Insurance Company (“Pennsylvania Life”) and The Pyramid Life Insurance Company (“Pyramid Life”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”). Heritage Health Systems, Inc. (“Heritage”) operates Medicare Advantage plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., in Oklahoma through SelectCare of Oklahoma, Inc. (formerly Eagle Life Insurance Company), and in Florida through American Pioneer and our Medicare Advantage private fee-for-service plans (“PFFS”) through American Progressive and Pyramid Life. CHCS Services, Inc. (“CHCS”), the Company’s administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

In 2006, we began offering prescription drug benefit plans (“PDPs”) pursuant to Medicare Part D (“Part D”) through a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a third party pharmacy benefits manager (“PBM”) and wholly-owned subsidiary of CVS Corporation (“CVS”).

On August 31, 2006, the Company entered into a definitive agreement to sell Penncorp Life Insurance Company (“PennCorp Life Canada”), its Canadian subsidiary. The Company anticipates that the closing of the transaction, which is subject to the receipt of applicable regulatory approvals and other customary conditions, will occur during the fourth quarter of 2006. Consequently, the Company has accounted for the operations of PennCorp Life Canada as discontinued operations, beginning in the third quarter. All prior period amounts have been reclassified to conform to this presentation. See Note 16—Discontinued Operations.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate the accounts of Universal American and its subsidiaries (collectively, the “Company”), American Progressive, American Pioneer, American Exchange Life Insurance Company (“American Exchange”), Pennsylvania Life, Peninsular Life Insurance Company (“Peninsular”), Union Bankers, Constitution, Marquette, Pyramid Life, Heritage and CHCS. During 2005, we entered into a strategic alliance with PharmaCare and created Part D Management Services, L.L.C. (“PDMS”). PDMS is 50% owned by us and 50% owned by PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. PDMS principally performs marketing and risk management services on behalf of our

PDPs and PharmaCare Re, for which it receives fees and other remuneration from our PDPs and PharmaCare. As noted above, the operations of PennCorp Life Canada are reported as discontinued operations.

For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three or nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Supplemental Cash Flow Information:   Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	Nine months ended September 30,
	2006	2005
	(in thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$9,499	$7,950
Cash paid for income taxes	$20,800	$4,768
Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$5,118	$2,767

Significant Accounting Policies:   For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, we began offering prescription drug coverage in accordance with Part D as a stand-alone benefit to Medicare-eligible beneficiaries under PDPs.

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

The amount of revenue payable to our PDPs by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s actual prescription drug costs as a percentage of revenues to their targeted costs, as a percentage of revenues, as reflected in their bids (“target amount’). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined “standard” benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience.

Certain subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are all reimbursed by CMS through the reinsurance subsidy for PDPs offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as a deposit in our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in the balance sheet as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration to PharmaCare, a third party PBM. Certain of our PDPs receive all or a portion of the rebates from drug manufacturers on prescriptions filled. A significant portion of these rebates are reflected as a reduction in pharmacy benefit costs with the balance offset against the catastrophic claims reimbursed by CMS, for which we are not at risk. Pharmacy benefit costs are based on rates as contracted with PharmaCare.

The PDPs sponsored by subsidiaries of Universal American are reinsured, on a 50% quota share basis, to PharmaCare Captive Re, Ltd (“PharmaCare Re”) a wholly-owned subsidiary of PhamaCare, which itself is a wholly-owned subsidiary of CVS. Our insurance company subsidiaries also assume, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan.

For the nine months ended September 30, 2006, we based our membership for Part D on enrollment information provided by CMS which indicated that, as of September 30, 2006, approximately 445,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 422,000 members in our PDPs that we participate in on a 50% basis and 23,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data upon which we based our results for the first nine months of 2006 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of September 30, 2006 is likely to be material.

Reclassifications:   Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation.

3.                 RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements:

Accounting for Stock-Based Compensation—As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) using the modified prospective method. FAS 123-R requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and that this fair value be amortized over the grantees’ service period. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. Under the modified prospective method, compensation cost is recognized for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements. Prior periods are not restated, as is allowed under the modified retrospective basis, but will continue to be disclosed on a pro forma basis in the notes to the consolidated financial statements, as previously reported. See Note 7—Stock-Based Compensation for additional information.

Other-Than-Temporary Impairment—In November, 2005, the FASB issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 modifies certain existing guidance and establishes a framework for the evaluation of whether an impairment of an investment is other-than-temporary. The evaluation is based on the intent and ability to hold the security to recovery, and should be considered on an individual security basis, not on a portfolio basis. FSP 115-1 also clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The adoption of FSP 115-1 did not have an effect on the Company’s consolidated financial condition or results of operations. However, the framework provided in FSP 115-1 could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments. As of September 30, 2006, the Company had $10.2 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Future Adoption of Accounting Standards:

Deferred Acquisition Costs—In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company expects to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an effect on the Company’s consolidated financial statements; however, the effect has not yet been determined.

Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We currently are evaluating the impact of adopting FIN 48.

4.                 INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	Weighted Average	September 30, 2006		December 31, 2005
	Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Senior Health Insurance:
Policies in force	9	$18,473	$9,270	$18,473	$6,761
Distribution Channel	30	22,055	2,573	22,055	2,022
Life Insurance and Annuity—PVFP	7	4,127	1,825	4,127	1,577
Senior Managed Care—Medicare Advantage:
Membership Base	7	15,381	4,960	15,381	3,558
Provider Contracts	10	15,539	1,842	3,458	635
Senior Administrative Services
Administrative service contracts	6	7,671	7,360	7,671	7,240
Hospital network contracts	10	1,797	696	1,797	445
Total	17	$85,043	$28,526	$72,962	$22,238

Changes in the present value of future profits and other amortizing intangible assets are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Balance, beginning of period	$58,327	$54,760	$50,724	$60,804
Additions and adjustments	—	—	12,081	(3,173)
Amortization, net of interest	(1,810)	(2,047)	(6,288)	(4,918)
Balance, end of period	$56,517	$52,713	$56,517	$52,713

During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—Provider Contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years. The adjustments in 2005 relate to changes in the valuation of the amortizing intangible assets from the acquisition of Heritage.

Estimated future net amortization expense (in thousands) is as follows:

2006 (remainder of year)	$1,923
2007	6,967
2008	6,601
2009	6,220
2010	5,600
Thereafter	29,206
$56,517

Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31,			September 30,
	2005	Additions	Adjustments	2006
	(In thousands)
Senior Market Health Insurance
Goodwill	$3,893	$—	$—	$3,893
Other	4,867	—	—	4,867
Subtotal—Senior Market Health Insurance	8,760	—	—	8,760
Senior Managed Care—Medicare Advantage
Goodwill	54,720	—	(1,668)	53,052
Other	5,163	—	—	5,163
Subtotal—Senior Managed Care—Medicare Advantage	59,883	—	(1,668)	58,215
Senior Administrative Services—Goodwill	4,357	—	—	4,357
Total	$73,000	$—	$(1,668)	$71,332

Other non-amortizing intangible assets consist primarily of trademarks and licenses. The reduction in goodwill for Senior Managed Care—Medicare Advantage was the result of a purchase price adjustment for the acquisition of Heritage.

5.                 INVESTMENTS

The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$120,415	$375	$(1,193)	$119,597
Corporate debt securities	444,161	8,511	(4,544)	448,128
Foreign debt securities	33,128	497	(448)	33,177
Mortgage-backed and asset-backed securities	520,690	3,375	(3,981)	520,084
	$1,118,394	$12,758	$(10,166)	$1,120,986

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$112,857	$262	$(1,258)	$111,861
Corporate debt securities	448,564	12,946	(3,786)	457,724
Foreign debt securities	31,588	813	(178)	32,223
Mortgage-backed and asset-backed securities	508,200	3,148	(3,411)	507,937
	$1,101,209	$17,169	$(8,633)	$1,109,745

The amortized cost and fair value of fixed maturity investments at September 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$53,571	$54,329
Due after 1 year through 5 years	248,581	251,406
Due after 5 years through 10 years	224,326	225,270
Due after 10 years	71,226	69,898
Mortgage-backed and asset-backed securities	520,690	520,083
	$1,118,394	$1,120,986

6.                 STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at September 30, 2006 or December 31, 2005.

Common Stock

The Company has 100 million shares of common stock, par value $0.01 per share, authorized for issuance. Changes in the number of shares of common stock issued were as follows:

	Nine months ended September 30,
	2006	2005
Common stock issued, beginning of year	59,042,685	55,326,092
Equity offering	—	2,660,000
Stock options exercised	200,480	811,824
Agent stock award	(507)	78,167
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	4,500	6,951
Common stock issued, end of period	59,247,158	58,883,034

Treasury Stock

The Company currently has 984,339 shares of common stock available to purchase pursuant to share repurchase programs approved by the Company’s Board of Directors in November 2005 and December 2003. Changes in the number of shares of treasury stock were as follows:

	Nine months ended September 30,
	2006			2005
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	751,473	$11,240	$14.96	124,941	$969	$7.75
Shares repurchased	16,429	209	12.74	2,277	45	19.82
Shares distributed in the form of employee bonuses	(54,901)	(821)	15.34	(74,081)	(577)	15.87
Treasury stock, end of period	713,001	$10,628	$14.91	53,137	$437	$8.22

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Continuing Operations:
Net unrealized appreciation on investments	$2,597	$8,515
Deferred acquisition cost adjustment	911	(1,265)
Foreign currency translation gains	282	242
Fair value of cash flow swap	1,328	1,544
Deferred tax	(1,791)	(3,163)
Accumulated other comprehensive income—continuing operations	3,327	5,873
Discontinued Operations:
Net unrealized appreciation on investments	43,454	42,116
Foreign currency translation gains	11,970	10,227
Deferred tax	(19,398)	(18,320)
Accumulated other comprehensive income—discontinued operations	36,026	34,023
Total accumulated other comprehensive income	$39,353	$39,896

7.                 STOCK-BASED COMPENSATION

The Company has various stock-based incentive plans for its employees, non-employee directors and agents. The Company issues new shares upon the exercise of options granted under such stock-based incentive plans. Detailed information for activity in the Company’s stock-based incentive plans can be found in Note 8—Stock-Based Compensation to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Option Awards

Beginning January 1, 2006, the Company adopted FAS 123-R using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which is amortized over the grantees’ service period. The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on the Company’s method of computing compensation costs for options as compared to the method the Company used to prepare the pro forma disclosures in prior periods.

The effect of the adoption of FAS 123-R on selected line items for stock-based compensation is as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(In thousands, except per share amounts)
Stock option expense	$501	$1,997
Income from continuing operations before taxes	(501)	(1,997)
Provision for (benefit from) income taxes	(175)	(699)
Net income	(326)	(1,298)
Cash flows from operations—continuing operations	—	(563)
Cash flows from financing—continuing operations	—	563
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The Company did not capitalize any cost of stock-based compensation for its employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

Compensation costs for share-based payments to employees and non-employee directors under the fair value method prior to the adoption of FAS 123-R by the Company are not reflected in the financial statements of those periods. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to those periods.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(In thousands, except per share amounts)
Reported net income	$15,288	$50,008
Add back: Stock-based compensation expense included in reported net income, net of tax	547	1,299
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(942)	(2,639)
Pro forma net income	$14,893	$48,668
Net income per share:
Basic, as reported	$0.26	$0.88
Basic, pro forma	$0.25	$0.86
Diluted, as reported	$0.25	$0.85
Diluted, pro forma	$0.25	$0.83

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	3.12% - 5.28%
Dividend yields	0.0%
Expected volatility	40.00% - 47.23%
Expected lives of options (in years)	3.0 - 9.0

A summary of option activity for the nine months ended September 30, 2006 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of year	4,823	$6.81	5.2
Granted	430	15.37
Exercised	(200)	7.35
Forfeited or expired	(97)	11.10
Outstanding at end of period	4,956	$7.39	4.1	$31,799
Exercisable at end of period	3,754	$6.38	4.0	$27,006

The weighted-average grant-date fair value was $5.30 for options granted during the nine months ended September 30, 2006 and was $6.07 for options granted during the nine months ended September 30, 2005. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1.5 million and the total intrinsic value of options exercised during the nine months ended September 30, 2005 was $10.8 million.

As of September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $3.4 million, which is expected to be recognized over a weighted average period of 1.2 years.

Cash received from the exercise of stock options was $1.5 million for the first nine months of 2006 and was $4.9 million for the first nine months of 2005. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for such excess tax deductions was $0.6 million for the nine months ended September 30, 2006. The amount of operating cash flows recognized for such excess tax deductions was $2.6 million for the nine months ended September 30, 2005.

Employee Stock Awards

In accordance with the Company’s 1998 Incentive Compensation Plan, the Company may grant restricted stock to its officers and non-officer employees. Such restricted stock vest upon issuance. Executive officers may be granted restricted stock in connection with their bonuses. This restricted stock vests ratably over four years. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant and are generally issued out of treasury shares. Compensation expense for restricted stock awards is recognized on a straight line basis over the vesting period. A summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at beginning of year	157	$12.05
Granted	54	15.35
Vested	(51)	11.05
Forfeited	(11)	11.78
Nonvested at end of period	149	$13.60

The total fair value of shares of restricted stock vested during the nine months ended September 30, 2006 was $0.8 million and the total fair value of shares of restricted stock vested during the nine months ended September 30, 2005 was $0.5 million.

8.                 STATUTORY FINANCIAL DATA

Our U.S. insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our U.S. insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At September 30, 2006, all of our U.S. insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level.” The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $175.6 million at September 30, 2006 and $158.4 million at December 31, 2005. For the nine months ended September 30, 2006, our U.S. insurance subsidiaries generated statutory net income of $18.9 million and for the nine months ended September 30, 2005, our U.S. insurance subsidiaries generated statutory net income of $4.5 million.

Our health plans also are required by regulatory authorities to maintain minimum amounts of capital and surplus, and also are subject to RBC requirements. At September 30, 2006, the statutory capital and surplus of each of our health plans exceeded minimum requirements and their RBCs are in excess of the “authorized control level”. The statutory capital and surplus for our health plan was $38.0 million at September 30, 2006 and $26.0 million at December 31, 2005. Statutory net income for our health plans was $12.0 million for the nine months ended September 30, 2006 and $7.4 million for the nine months ended September 30, 2005.

Our Canadian insurance subsidiary, PennCorp Life Canada, reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. PennCorp Life Canada’s net assets based upon Canadian statutory accounting principles were C$65.6 million (US$58.7 million) as of September 30, 2006 and were C$62.3 million (US$53.6 million) as of December 31, 2005. PennCorp Life Canada maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at September 30, 2006. Net income for PennCorp Life Canada based on Canadian generally accepted accounting principles was C$8.2 million (US$7.2 million) for the nine months ended September 30, 2006, C$8.7 million (US$7.1 million) for the nine months ended September 30, 2005.

9.                 LOAN PAYABLE

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of September 30, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective October 1, 2006, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company made regularly scheduled principal payments of $3.9 million during the nine months ended September 30, 2006 and $3.9 million during the nine months ended September 30, 2005, in connection with its credit facilities. The Company paid interest of $5.2 million during the nine months ended September 30, 2006 and $4.0 million during the nine months ended September 30, 2005, in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006 (remainder of the year)	$1,312
2007	5,250
2008	5,250
2009	80,063
$91,875

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

The Company paid $4.3 million in interest in connection with the Junior Subordinated Debt during the nine months ended September 30, 2006, and $4.0 million during the nine months ended September 30, 2005.

11.          DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The swaps are designated as cash flow hedges, and changes in their fair value are recorded in accumulated other comprehensive income. The combined fair value of the swaps was $1.3 million at September 30, 2006 and $1.5 million at December 31, 2005 and is included in other assets.

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

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which will now subsume the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. On August 14, 2006, defendants served a motion to dismiss the Amended Complaint in the Kemp Action. The lead plaintiff served opposition papers to the motion on October 17, 2006. Defendants are scheduled to serve a reply in further support of their motion to dismiss the complaint later in November, and the motion will be argued before the Court on December 13, 2006.

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

On July 19, 2006, the plaintiff in the Green Meadows Action filed a Verified Amended Shareholder Derivative Complaint (the “GM Amended Complaint”). The GM Amended Complaint adds as new defendants Mr. Wehner, Capital Z Financial Services Fund II, L.P. (“Capital Z”) and three directors of the Company who are affiliated with Capital Z, namely Bradley E. Cooper, Robert A. Spass and Eric W. Leathers. Capital Z is the largest shareholder of the Company. The GM Amended Complaint carries forward the legal claims asserted in the original complaint against the original defendants (with additional allegations), and adds new claims (i) against the new director defendants for alleged breach of fiduciary duty in connection with a secondary offering in June 2005 that included 5 million shares of the Company’s common stock that had been owned by Capital Z and (ii) against Capital Z for alleged unjust enrichment with respect to the proceeds Capital Z realized from the sale of the 5 million shares it formerly owned in the secondary offering. On September 8, 2006, defendants served a motion to dismiss the GM Amended

Complaint. On October 26, 2006 (prior to the response date for plaintiff), the Court entered an order staying the case for 90 days.

The second derivative action was filed by plaintiff Arthur Tsutsui (the “Tsutsui Action”) on December 30, 2005, in The Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three Officer Defendants named in the other actions, as well as all of the directors sitting on the Company’s Board of Directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that are the subject of the Kemp Action constituted a breach of fiduciary duty by the Officer Defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also seeks recovery of any proceeds derived by the Officer Defendants from the sale of Company stock that was in breach of their fiduciary duties. Defendants in the Tsutsui Action filed a motion to dismiss the complaint on June 9, 2006. On August 17, 2006, the Court issued an order staying the case until such time (i) as the Kemp Action is fully and finally resolved or settled, or (ii) the Green Meadows Action is fully and finally resolved, or shareholders in that case receive notice of a proposed settlement. Each of the Officer Defendants denies the allegations and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

Class Action Litigation Relating to Acquisition Proposal

Four actions have recently been commenced in New York state courts against the Company and other defendants concerning the acquisition proposal received by the Company on October 24, 2006, from members of management led by Richard A. Barasch, the Company’s Chairman and Chief Executive Officer, and private equity firms Capital Z Partners, Ltd., Lee Equity Partners, LLC, Perry Capital, LLC and Welsh, Carson, Anderson & Stowe X, L.P. to acquire all of the Company’s publicly held common stock for $18.15 per share in cash (the “Offer”). Two of these actions are pending in the Supreme Court for New York County, and are known as Stellato v. Universal American Financial Corp., et al. (06-116006) (“Stellato”) and Green Meadows Partners LLP v. Barasch, et al. (603724-06) (“Green Meadows II”).

The Stellato action names as defendants the Company, Mr. Barasch and the other sponsors of the offer, including Capital Z Partners Ltd. (“Capital Z”), as well as eight other members of the Company’s board of directors. Stellato alleges that the offer was made at an “unfair price, under unfair terms and through improper means.” The action seeks an injunction preventing the offer from being consummated, or in the alternative, monetary damages.

The Green Meadows II action names the Company, Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass as defendants. The complaint alleges that these defendants dominate the board of directors of the Company, and have breached their fiduciary duties by, among other things, making a buyout proposal that “fails to take into account the value of UHCO, its improving financial results and its value in comparison to other similar companies.” The action seeks, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages.

A third and a fourth action pertaining to the Offer are pending in the Supreme Court for Westchester County and are known as Conolly v. Universal American Financial Corp, et al (“Conolly”) and McCormack v. Averill et al. (06-21365) (“McCormack”). The Conolly action names as defendants Mr. Barasch and other sponsors of the Offer, including Capital Z, as well as the Company and all of its directors. The complaint alleges that the shareholder agreement to which Mr. Barasch and Capital Z are parties “deter[s] potential bids for the Company at a premium to the presently offered price,” and that the sponsors of the offer (excluding Mr. Barasch) are members of a “club” of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in “driv[ing] down the prices of potential acquisition targets.” The Conolly action further asserts that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the Offer. The complaint seeks an injunction prohibiting consummation of the Offer, or in the alternative, monetary damages.

The complaint in McCormack names as defendants the Company and all of its directors, and alleges, among other things, that the Offer is unfair and grossly inadequate. The complaint also asserts that the buyout offer is “the product of unfair dealing” by the management of the Company and its largest shareholder, Capital Z. The action seeks an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the Offer, as well as monetary damages.

All four actions pertaining to the Offer are currently being reviewed by counsel for defendants. Therefore, management cannot yet ascertain the impact that these complaints may have, if any, on the Company’s financial statements. The defendants are not required to respond to any of the actions until later in November 2006.

Other Litigation

The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

13.          OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Three months ended September 30,
	2006			2005
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$16,671	$5,835	$10,836	$(13,898)	$(4,864)	$(9,034)
Reclassification adjustment for losses (gains) included in net income	26	9	17	(260)	(91)	(169)
Net unrealized (loss) gain	16,697	5,844	10,853	(14,158)	(4,955)	(9,203)
Cash Flow Hedge	(442)	(155)	(287)	375	131	244
Foreign currency translation adjustment	(1)	—	(1)	49	17	32
Other comprehensive (loss) income from continuing operations	16,254	5,689	10,565	(13,734)	(4,807)	(8,927)
From discontinued operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	17,290	6,051	11,239	1,144	401	743
Reclassification adjustment for gains included in net income	(630)	(220)	(410)	(722)	(253)	(469)
Net unrealized gain	16,660	5,831	10,829	422	148	274
Foreign currency translation adjustment	(43)	(15)	(28)	2,134	747	1,387
Other comprehensive income from discontinued operations	16,617	5,816	10,801	2,556	895	1,661
Total other comprehensive (loss) income	$32,871	$11,505	$21,366	$(11,178)	$(3,912)	$(7,266)

	Nine months ended September 30,
	2006			2005
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$(3,721)	$(1,303)	$(2,418)	$(12,655)	$(4,429)	$(8,226)
Reclassification adjustment for losses (gains) included in net income	(21)	(7)	(14)	(4,363)	(1,527)	(2,836)
Net unrealized (loss) gain	(3,742)	(1,310)	(2,432)	(17,018)	(5,956)	(11,062)
Cash Flow Hedge	(215)	(75)	(140)	595	208	387
Foreign currency translation adjustment	40	14	26	24	8	16
Other comprehensive (loss) income from continuing operations	(3,917)	(1,371)	(2,546)	(16,399)	(5,740)	(10,659)
From discontinued operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	1,968	688	1,280	$16,645	$5,826	$10,819
Reclassification adjustment for gains included in net income	(630)	(220)	(410)	(722)	(253)	(469)
Net unrealized (loss) gain	1,338	468	870	15,923	5,573	10,350
Foreign currency translation adjustment	1,743	610	1,133	1,539	539	1,000
Other comprehensive (loss) income from discontinued operations	3,081	1,078	2,003	17,462	6,112	11,350
Total other comprehensive (loss) income	$(836)	$(293)	$(543)	$1,063	$372	$691

14.          UNCONSOLIDATED SUBSIDIARY

During 2005, we entered into a strategic alliance with PharmaCare and created PDMS, which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. At September 30, 2006, our investment in the equity in PDMS was $6.4 million and at December 31, 2005, our share of the deficit of PDMS was $1.0 million. Our share in the net income of PDMS was $36.6 million for the nine months ended September 30, 2006 and is included in “equity in earnings of unconsolidated subsidiary.” During the nine months ended September 30, 2006, PDMS made distributions to its owners aggregating $61.0 million. Our share of these distributions was $30.5 million.

The condensed financial information for 100% of PDMS is as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Assets
Cash and investments	$4,724	$131
Other	9,123	2,353
Total Assets	$13,847	$2,484
Liabilities
Accrued expenses and other	$1,021	$4,444
Equity	12,826	(1,960)
Total liabilities and equity	$13,847	$2,484

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Total revenue	$29,186	$—	$78,002	$—
Total expenses	1,247	447	4,716	801
Net income	$27,939	$(447)	$73,286	$(801)

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, are sold by our career and independent agents. We currently market PFFS products in 459 counties throughout 15 states. Beginning November 15, 2006, we will market PFFS products in 2,600 counties throughout 35 states.

Senior Market Health Insurance—This segment consists of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies, as well as our Medicare Part D plans that began offering prescription drug coverage for seniors on January 1, 2006. The inclusion of the operating results from our Medicare Part D business with those of our Medicare Supplement business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. These businesses generally see higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income attributable to those businesses.

Specialty Health Insurance—This segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States. This segment also includes certain products that we no longer sell such as long term care and major medical insurance. This segment’s products are distributed primarily by our career agents. The results for this segment exclude the results for PennCorp Life Canada,  since it is now classified as discontinued operations. Prior period amounts have been conformed to this presentation.

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

Financial data by segment, including a reconciliation of segment revenues from continuing operations and segment income (loss) from continuing operations before income taxes to total revenue and income from continuing operations in accordance with generally accepted accounting principles is as follows:

	Three months ended September 30,
	2006		2005
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$126,373	$4,008	$62,707	$7,467
Senior Market Health Insurance	145,274	30,217	100,054	5,563
Specialty Health Insurance	24,652	3,828	25,536	2,566
Life Insurance and Annuity	25,467	6,045	24,869	4,304
Senior Administrative Services	21,073	4,630	14,573	2,846
Corporate	388	(5,991)	497	(3,949)
Intersegment revenues	(15,078)	—	(10,717)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(26)	(26)	260	260
Total	$328,123	$42,711	$217,779	$19,057

	Nine months ended September 30,
	2006		2005
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$328,705	$23,611	$173,836	$21,597
Senior Market Health Insurance	475,365	37,673	297,268	20,841
Specialty Health Insurance	73,867	8,179	76,843	8,274
Life Insurance and Annuity	75,508	10,845	71,071	11,749
Senior Administrative Services	63,035	11,832	44,184	9,502
Corporate	738	(17,861)	606	(11,598)
Intersegment revenues	(45,399)	—	(32,913)	—
Adjustments to segment amounts:
Net realized gains(1)	21	21	4,363	4,363
Total	$971,840	$74,300	$635,258	$64,728

(1)          We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

Identifiable assets by segment are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Senior Managed Care—Medicare Advantage	$272,428	$182,754
Senior Market Health Insurance	781,486	426,180
Specialty Health Insurance	478,283	533,459
Life Insurance and Annuity	748,541	744,185
Senior Administrative Services	34,008	26,149
Corporate	761,406	705,409
Intersegment assets(1)	(747,820)	(681,852)
Assets of discontinued operations	304,074	277,695
Total Assets	$2,632,406	$2,213,979

(1)          Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

16.          DISCONTINUED OPERATIONS

On August 31, 2006, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with La Capitale Civil Service Insurer Inc. (“La Capitale”), a subsidiary of La Capitale Financial Group Inc., and GMF Assurances, S.A., a French mutual insurance company (“GMF,” and, together with La Capitale, the “Purchaser”).

Pursuant to the Purchase Agreement, the Company will sell all of the outstanding shares of UAFC (Canada) Inc., owner of the Company’s Canadian insurance subsidiary, PennCorp Life Canada, to a venture 70% owned by La Capitale and 30% owned by GMF, for an aggregate purchase price of approximately $131 million (C$147 million) in cash, on the terms and conditions set forth in the Purchase Agreement (the “Sale”). The purchase price is comprised of $121.9 million (C $137.0 million) in cash, plus an amount equal to the balance of net earnings generated by PennCorp Life during the period from January 1, 2006 through the closing date, which the Company estimates to equal approximately $8.9 million (CAD $10 million). Under the terms of the Purchase Agreement, the aggregate purchase price is subject to adjustment for all dividends paid by PennCorp Life Canada to the Company with respect to net earnings for 2006, none of which has been paid to date.

The closing of the Sale, which is expected to occur in the fourth calendar quarter of 2006, is subject to a number of conditions, including receipt of regulatory approvals and permits, and other customary conditions.

The Purchase Agreement includes representations, covenants, Company non-competition arrangements and indemnification obligations customary for transactions of this nature, as well as an escrow for the benefit of the Purchaser, consisting of $2.7 million (CAD $3.0 million) of the purchase price. The escrow amount is expected to be released to the Company at the second anniversary of the closing date, subject to any claims. The Purchase Agreement may be terminated upon the occurrence of certain events, including the failure to complete the Sale on or before February 28, 2007.

Universal American anticipates that its equity in PennCorp Life Canada will increase to $74.9 million, which includes both the earnings through the earliest anticipated closing date of November 30, 2006, and unrealized foreign exchange gains and losses and unrealized investment gains and losses of $36 million, net of tax, as of September 30, 2006.

Based on after-tax proceeds of approximately $96 million (comprised of approximately $93 million of cash at closing, plus an additional $2.7 million in two years if certain conditions are satisfied), the Sale is expected to result in a net gain to book value of $21 million, or $0.36 per diluted share. Universal American anticipates that the transaction will generate an after-tax realized gain of $57 million, or approximately $0.95 per diluted share, that will be reported in its income statement.

PennCorp Life Canada is a Canadian insurance company. Canadian law provides that a life insurer may pay a dividend after such dividend declaration has been approved by its board of directors and upon at least 10 days prior notification to the Superintendent of Financial Institutions. Such a dividend is limited to retained net income (based on Canadian GAAP) for the preceding two years, plus net income earned for the current year. In considering approval of a dividend, the board of directors must consider whether the payment of such dividend would be in contravention of the Insurance Companies Act of Canada. During the nine months ended September 30, 2006, PennCorp Life Canada paid dividends of C$4.9 million (approximately US$4.4 million) to Universal American. During 2005, PennCorp Life Canada became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from PennCorp Life Canada in 2006 was C$0.2 million (approximately US$0.2 million). During the nine months ended September 30, 2005, PennCorp Life Canada paid dividends of C$3.2 million (approximately US$2.7 million) to Universal American. Due to limitations resulting from the timing of prior dividend payments by PennCorp Life Canada and the effect of reducing the proceeds from the Sale, we do not anticipate that PennCorp Life Canada will make any dividend payments to its parent company during the remainder of 2006.

As Universal American previously stated in its Annual Report on Form 10-K, changes in the exchange rate between the U.S. dollar and the Canadian dollar may impact our results. Thus, the Company’s expected revenue from the Sale could fluctuate with the value of the U.S. dollar as compared to the Canadian dollar. In order to mitigate this risk in connection with the sale of PennCorp Life Canada, on September 5, 2006, Universal American entered into a financial hedging currency collar, which set the upper value of the exchange rate at C$0.9124 per U.S. $1.00 and the lower value of the exchange rate at C$0.8900 per U.S. $1.00. The spot exchange rate was C$0.8993 per U.S. $1.00 at the time Universal American entered into the hedging transaction. At September 30, 2006, the value of the financial hedging currency collar was approximately $0.4 million, and is included in Assets of discontinued operations. The change in the value of the collar is included in income from discontinued operations.

At September 30, 2006, PennCorp Life Canada was classified as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for our discontinued operations is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Total revenue	$20,025	$18,651	$60,379	$55,170
Total expenses	15,563	14,381	47,554	44,236
Income before realized gains, gain on collar and income taxes	4,462	4,270	12,825	10,934
Realized gains	630	722	630	722
Gain on financial hedging currency collar	396	—	396	—
Income before provision for taxes	5,488	4,992	13,851	11,656
Provision for income taxes	2,013	1,579	5,540	3,660
Income from discontinued operations	$3,475	$3,413	$8,311	$7,996

Total assets and liabilities of PennCorp Life Canada, located entirely in Canada, are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Assets
Cash and investments	$259,981	$236,999
Deferred policy acquisition costs	34,039	29,242
Other assets	10,054	11,454
Total assets	$304,074	$277,695
Liabilities
Policyholder liabilities	$227,652	$207,165
Other liabilities	4,009	5,105
Total liabilities	$231,661	$212,270

17.          SUBSEQUENT EVENT

On October 25, 2006, the Company announced that its Board of Directors had received a proposal from members of management led by Richard A. Barasch, Universal American’s Chairman and Chief Executive Officer, and private equity firms Capital Z Partners, Ltd., Lee Equity Partners, LLC, Perry Capital, LLC and Welsh, Carson, Anderson & Stowe X, L.P. to acquire all of Universal American’s publicly held common stock for $18.15 per share in cash.

In the aggregate, the management and investor group making the proposal currently holds approximately 48% of the outstanding shares of Universal American’s common stock. The proposal is subject to a number of conditions, including, among other things, (i) obtaining financing for the proposed transaction as contemplated by the “highly confident” letters submitted with the proposal, and (ii) the negotiation and execution of definitive transaction agreements on mutually acceptable terms.

Universal American’s Board of Directors has established a Special Committee consisting of four independent directors to review and evaluate the proposal and any strategic alternatives to the proposal that may be available to Universal American. In establishing the Special Committee, the Board determined that it would not approve the proposal unless it receives a prior favorable recommendation from the Special Committee. The Special Committee has retained Citigroup Global Markets, Inc. as its financial advisor and Willkie Farr & Gallagher LLP as its legal advisor.

Universal American cautions its shareholders and others considering trading in its securities that its Board of Directors has just received the proposal, and that the process of considering the proposal is only in its beginning stages. The Special Committee will proceed in an orderly and timely manner to consider the proposal and its implications. The Special Committee has not made a determination whether a transaction is in the best interests of Universal American and its shareholders or whether Universal American should pursue any available alternative to the proposal. Accordingly, there is no assurance that Universal American will enter into this or any other transaction. Shareholders are not now being asked to take any action with respect to the proposal.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents a review of the Company as of September 30, 2006 and its results of operations for the three and nine months ended September 30, 2006, and 2005. The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Our principal business segments are based on our products and include: Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. See “Note 15—Business Segment Information” in our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our segments.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy related liabilities, deferred policy acquisition costs, intangible assets, valuation of certain investments and deferred income taxes. There have been no changes in our critical accounting policies during the current quarter.

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

Present value of future profits and other intangibles

Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting basis. The present value of future profits is based on an estimate of the cash flows of the in-force business acquired, discounted to reflect the present value of those cash flows. The discount rate selected depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. Purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, is allocated to goodwill. Allocation of purchase price is performed in the period in which the purchase is consummated. Adjustments, if any, in subsequent periods could relate to purchase price adjustments, resolution of pre-acquisition contingencies and refinements made to estimates of fair value in connection with the preliminary allocation.

Amortization of present value of future profits is based upon the pattern of the projected cash flows of the in-force business acquired, over weighted average lives ranging from six to forty years. Other identified intangibles are amortized over their estimated lives.

On a periodic basis, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of September 30, 2006.

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

Significant Transactions and Initiatives

Pending Sale of Canadian Subsidiary

On August 31, 2006, we entered into an agreement to sell our Canadian operations for approximately $131 million cash. The closing of the Sale, which is expected to occur in the fourth calendar quarter of 2006, is subject to a number of conditions, including receipt of regulatory approvals and permits, and other customary conditions. We expect that the Sale will generate approximately $96 million of after tax proceeds. As a result, our Canadian Subsidiary will be reported as discontinued operations. See “Note 16—Discontinued Operations” in our consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed description of the Sale.

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

As a result of the increased reimbursement rates from CMS, the Federal agency that administers the Medicare Advantage program, Medicare Advantage plans are able to offer more attractive benefits including enhanced prescription drug coverage pursuant to Part D. Consequently, we believe that enrollment in Medicare Advantage programs is likely to increase in the coming years. For 2007, we have expanded into new Part D and Medicare HMO markets and, through our insurance subsidiaries American Progressive and Pyramid Life, we will offer our PFFS products in 35 states, up from 15 states in 2006 and we will be expanding with new Medicare Advantage coordinated care plans in 3 new markets; in Florida, Texas and Wisconsin in 2007. We anticipate that we will incur approximately $19 million to $23 million of additional costs in order to execute these expansion initiatives, of which approximately $5.5 million was expensed in the third quarter.

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

Medicare Part D

Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. We have been approved to offer these programs in 32 of the 34 regions that have been established for this program for the 2006 plan year and had bids below the benchmark in 26 regions. As a result, we were auto-assigned approximately 328,000 Medicare and Medicaid eligible (dual eligible) and facilitated enrollees by CMS for the 2006 plan year. For the 2007 plan year, the Company has again been approved to offer, through its insurance subsidiaries, its Prescription PathwaySM prescription drug plans in all 32 of the 34 regions designated by CMS in which we bid, which excludes only Hawaii and Alaska. In addition, the Company is entitled to receive auto assignment of dual eligibles and low income subsidy (“LIS”) beneficiaries who are dually eligible for Medicare and Medicaid in 28 of the 32 CMS regions. These regions include all of the 26 regions for which Universal American was eligible to receive auto assignees in 2006, plus two new regions. We believe that this new program provides increased opportunities to offer a much needed coverage and to further serve our target markets.

Through our strategic alliance with PharmaCare, we retain 50% of the Medicare Part D business of our PDPs. The remainder is reinsured PharmaCare Re on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare Re.

Reinsurance—Connecticut State Employees

During the third quarter of 2005, we began to provide an insured drug benefit for the employees of the State of Connecticut. This coverage is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re on a 100% first dollar quota share basis. We receive an underwriting fee of two percent of premium. As a result of this arrangement, both direct and ceded premium increased by approximately $70 million per quarter, with no impact on net premium.

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

The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Senior Managed Care-Medicare Advantage(1)	$4,008	$7,467	$23,611	$21,597
Senior Market Health Insurance(1)	30,217	5,563	37,673	20,841
Specialty Health Insurance(1)	3,828	2,566	8,179	8,274
Life Insurance and Annuity(1)	6,045	4,304	10,845	11,749
Senior Administrative Services(1)	4,630	2,846	11,832	9,502
Corporate(1)	(5,991)	(3,949)	(17,861)	(11,598)
Realized gains	(26)	260	21	4,363
Income before provision for income taxes(1)	42,711	19,057	74,300	64,728
Income taxes, excluding realized gains	15,992	7,091	27,271	22,281
Income taxes on realized gains	(9)	91	7	435
Total income taxes	15,983	7,182	27,278	22,716
Income from continuing operations	26,728	11,875	47,022	42,012
Income from discontinued operations	3,474	3,413	8,311	7,996
Net income	$30,202	$15,288	$55,333	$50,008
Per Share Data (Diluted):
Income from continuing operations	$0.44	$0.19	$0.78	$0.72
Income from discontinued operations	$0.06	$0.06	$0.14	$0.13
Net income	$0.50	$0.25	$0.92	$0.85

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

Three months ended September 30, 2006 and 2005

Net income for the third quarter of 2006 increased to $30.2 million, or $0.50 per diluted share, compared to $15.3 million, or $0.25 per diluted share for the third quarter of 2005. Income from continuing operations, after taxes, was $26.7 million, or $0.44 per diluted share compared income from continuing operations, after taxes, of $11.9 million, or $0.19 per diluted share. Income from discontinued operations, after taxes, was $3.5 million or $0.06 per diluted share, for the third quarter of 2006, compared to $3.4 million, or $0.06 per diluted share, for the third quarter of 2005. Our overall effective tax rate was 37.3% for the third quarter of 2006, and 36.4% for the third quarter of 2005.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $4.0 million during the third quarter of 2006, a decrease of $3.5 million, compared to $7.5 million for the third quarter of 2005, primarily due to expansion costs of $5.5 million incurred in the third quarter of 2006, offset in part by the continued growth in membership in our Medicare Advantage plans.

Our Senior Market Health Insurance segment historically has included our Medicare Supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under PDPs. The Senior Market Health Insurance segment income increased by $24.7 million to $30.2 million for the third quarter of 2006, compared to $5.6 million for the third quarter of 2005. Results for our Medicare Supplement business was level with the third quarter of 2005. Segment income for our Part D business increased by $24.6 million to $24.3 million, for the third quarter of 2006 compared to a loss of $0.3 million for the third quarter of 2005.

Our Specialty Health Insurance segment income increased by $1.2 million, or 18%, compared to the second quarter of 2005, primarily as a result of the underwriting fees earned on the reinsurance arrangement with PharmaCare Re.

Segment income from our Life Insurance and Annuity segment increased by $1.7 million, compared to the second quarter of 2005, primarily as a result of an increase in net investment income and a decrease in claim costs.

Segment income for our Senior Administrative Services segment increased by $1.8 million, or 63%, to $4.6 million for the third quarter of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered.

The loss from our Corporate segment increased by $2.0 million, or 52%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost.

Nine months ended September 30, 2006 and 2005

Net income for the first nine months 2006 increased to $55.3 million, or $0.92 per diluted share, compared to $50.0 million, or $0.85 per diluted share for the first nine months of 2005. Income from continuing operations, after taxes, was $47.0 million, or $0.78 per diluted share compared income from continuing operations, after taxes, of $42.0 million, or $0.72 per diluted share. Income from discontinued operations, after taxes, was $8.3 million or $0.14 per diluted share, for the first nine months of 2006, compared to $8.0 million, or $0.13 per diluted share, for the first nine months of 2005.

Net income for the first nine months of 2005 includes realized investment gains, net of tax, of $3.9 million, or $0.07 per diluted share, which reflects the benefit from a $1.1 million release of a tax valuation allowance relating to net capital loss carryforwards

Our overall effective tax rate was 37.2% for the first nine months of 2006, and 34.5% for the first nine months of 2005, reflecting the release of the valuation allowance noted above.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $23.6 million during the first nine months of 2006, an increase of $2.0 million, compared to $21.6 million for the first nine months of 2005, primarily due to the continued growth in membership in our Medicare Advantage plans.

The Senior Market Health Insurance segment income increased by $16.8 million to $37.7 million for the first nine months of 2006, compared to segment income of $20.8 million for the first nine months of 2005. Segment income for our Part D business increased by $38.4 million, to $37.6 million, for the first nine months of 2006, compared to a loss of $0.8 million for the first nine months of 2005. This was offset, in part, by the results for our Medicare Supplement business, which declined by $21.5 million, compared to the first nine months of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits.

Our Specialty Health Insurance segment income decreased by $0.1 million, or 1%, compared to the first nine months of 2005.

Segment income from our Life Insurance and Annuity segment decreased by $0.9 million, compared to the first nine months of 2005, primarily as a result of an increase in claim costs and an increase in the amortization of deferred acquisition costs.

Segment income for our Senior Administrative Services segment increased by $2.3 million, or 25%, to $11.8 million for the first nine months of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered.

The loss from our Corporate segment increased by $6.3 million, or 54%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net premiums	$124,719	$61,967	$324,714	$171,897
Net investment and other income	1,654	740	3,991	1,939
Total revenue	126,373	62,707	328,705	173,836
Medical expenses	94,389	44,564	241,269	123,579
Amortization of intangible assets	870	644	2,610	1,647
Commissions and general expenses	27,106	10,032	61,215	27,013
Total benefits, claims and other deductions	122,365	55,240	305,094	152,239
Segment income	$4,008	$7,467	$23,611	$21,597

Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries, under a contract with CMS, in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate MSO’s that manage that business and affiliated IPA’s. We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage PFFS plans, also under a contract with CMS, are sold by our career and independent agents through American Progressive and Pyramid Life.

Three months ended September 30, 2006 and 2005

Revenues.   Net premiums for the Senior Managed Care segment increased by $62.8 million, or 101%, compared to the third quarter of 2005. Approximately $57.9 million of the increase was due to growth in membership. Pursuant to the MMA, we began to receive incremental revenue from CMS for the Part D prescription drug benefit in 2006. In the third quarter of 2006, our health plans received $8.6 million from CMS for the Part D prescription drug benefit. Those increases were partially offset by the reduction in the average premium per member per month (“PMPM”) due to an increase in the percentage of members in our PFFS plans which have a lower PMPM than our health plans. Net investment and other income increased by $0.9 million, due primarily to growth in invested assets as a result of growth in business, as well as increased yields.

Benefits, Claims and Expenses.   Medical expenses increased by $49.8 million, or 112%, compared to the third quarter of 2005. Growth in membership added approximately $36.5 million. The enhanced prescription drug benefit increased pharmacy benefit costs by $4.4 million to $7.2 million. The balance of $8.9 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by

380 basis points to 75.7% for the third quarter of 2006 from 71.9% for the third quarter of 2005. Commissions and general expenses increased by $17.1 million compared to the third quarter of 2005, due primarily to the growth in business, including $5.5 million for marketing costs for new service areas and other development activities, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

The components of the revenues and results within the segment are as follows:

	Three months ended September 30,
	2006		2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$91,757	$4,330	$56,560	$2,552
Affiliated IPA’s	36,988	3,009	30,335	3,526
MSO’s and Corporate	13,239	(1,638)	8,630	1,317
Private Fee-for Service	33,928	(1,693)	5,852	72
Eliminations	(49,539)	—	(38,670)	—
Total	$126,373	$4,008	$62,707	$7,467

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from our health plans amounting to $36.7 million for three months ended September 30, 2006 and $30.2 million for three months ended September 30, 2005 and management fees received by the MSO’s from the health plans and the IPA’s amounting to $12.8 million for three months ended September 30, 2006 and $8.5 million for three months ended September 30, 2005.

Our health plans receive premiums primarily from CMS. As of September 30, 2006, there were 34,038 members in these health plans. Membership is based on enrollment information provided by CMS, which enrollment information is subject to reconciliation with CMS. The health plans make capitated risk payments to the IPA’s or other medical groups in the Houston and Beaumont regions, two of which are affiliated IPA’s. In addition, the health plans retain the risk for certain other types of care, primarily out of area emergency and transplants. In August 2005, we began enrolling members in a Medicare Advantage special needs program. Beginning January 1, 2006, we began enrolling members in our Medicare Advantage coordinated care plan in South Florida. During the third quarter of 2006, the health plans had revenues of $91.8 million and reported a medical loss ratio of 81.0% versus revenues of $56.6 million and a medical loss ratio of 82.2% in the third quarter of 2005.

We participate in the profits from the two affiliated IPA’s that receive capitated payments from SelectCare of Texas. As of September 30, 2006, the affiliated IPA’s managed the care for 16,822 members. During the third quarter of 2006, the IPA’s earned $3.0 million on $37.0 million in revenues. For the third quarter of 2005, the IPA’s earned $3.5 million on $30.3 million in revenues.

Our MSO’s provide comprehensive management services to our health plans and affiliated IPA’s as part of long-term management agreements. Services provided include strategic planning, provider network services, marketing, finance and accounting, enrollment, claims processing, information systems, utilization review, credentialing and quality management. For the third quarter of 2006, these MSO’s incurred a loss of $1.6 million on $13.2 million of fees collected. For the third quarter of 2005, these MSO’s earned $1.3 million of income on $8.6 million of fees collected.

Starting in June 2004, we began enrolling members in our PFFS product, a Medicare Advantage program that allows its members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to premium received from CMS, we receive modest premium payments from the members. Beginning September 1, 2005, we expanded our PFFS product offering to Medicare eligibles in 258 counties in 7 new states. On January 1, 2006, we expanded the PFFS product to an additional 152 counties in 6 states for a total service area of 459 counties in 15 states. As of September 30, 2006, we had 17,616 members enrolled in our PFFS plans. During the third quarter of 2006, we collected $33.9 million of premium from CMS and the members, and reported a medical loss ratio of 83.1%, which included adverse development of prior period reserves for these plans of approximately $1.3 million. For the third quarter of 2005, we collected $5.9 million of premium from CMS and the members, and reported a medical loss ratio of 75.5%.

Nine months ended September 30, 2006 and 2005

Revenues.   Net premiums for the Senior Managed Care segment increased by $152.8 million, or 89%, compared to the first nine months of 2005. Approximately $142.6 million of the increase was due to growth in membership. Pursuant to the MMA, we began to receive incremental revenue from CMS for the Part D prescription drug benefit in 2006. For the first nine months of 2006, our health plans received $23.0 million from CMS for the Part D prescription drug benefit. Those increases were partially offset by $12.8 million related to the reduction in the average premium PMPM due to an increase in the percentage of members in our PFFS plans which have a lower PMPM than our health plans. Net investment income increased by $2.1 million, due primarily to growth in invested assets as a result of growth in business, as well as increased yields.

Benefits, Claims and Expenses.   Medical expenses increased by $117.7 million, or 95%, compared to the first nine months of 2005. Growth in membership added approximately $87.6 million. The enhanced prescription drug benefit increased pharmacy benefit costs by $11.7 million to $19.3 million. The balance of $18.4 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by 240 basis points to 74.3% for the first nine months of 2006 from 71.9% for the first nine months of 2005. Commissions and general expenses increased by $34.2 million compared to the first nine months of 2005, due primarily to the growth in business, including $5.5 million for marketing costs for new service areas and other development activities, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

The components of the revenues and results within the segment are as follows:

	Nine months ended September 30,
	2006		2005
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$248,580	$9,790	$159,135	$7,416
Affiliated IPA’s	107,951	9,526	87,990	9,083
MSO’s and Corporate	35,013	(23)	24,461	4,730
Private Fee-for Service	78,399	4,318	13,815	368
Eliminations	(141,238)	—	(111,565)	—
Total	$328,705	$23,611	$173,836	$21,597

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from our health plans amounting to $107.2 million for the first nine months of 2006 and $87.6 million for the first nine months of 2005 and management fees received by the MSO’s from the health plans and the IPA’s amounting to $34.0 million for the first nine months of 2006 and $23.9 million for the first nine months of 2005.

During the first nine months of 2006, our health plans had revenues of $248.6 million and reported a medical loss ratio of 81.8% versus revenues of $159.1 million and a medical loss ratio of 82.1% for the first nine months of 2005.

During the first nine months of 2006, the IPA’s earned $9.5 million on $108.0 million in revenues. For the first nine months of 2005, the IPA’s earned $9.1 million on $88.0 million in revenues.

For the first nine months of 2006, our MSO’s broke even on $35.0 million of fees collected. For the first nine months of 2005, these MSO’s earned $4.7 million of income on $24.5 million of fees collected.

During the first nine months of 2006, we collected $78.4 million of premium from CMS and the members for our PFFS product, and reported a medical loss ratio of 77.3%. For the first nine months of 2005, we collected $13.8 million of premium from CMS and the members for our PFFS product, and reported a medical loss ratio of 73.2%.

Segment Results—Senior Market Health Insurance

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Premiums:
Direct and assumed	$227,375	$142,952	$759,197	$432,540
Ceded	(85,721)	(44,292)	(293,363)	(139,357)
Net premiums	141,654	98,660	465,834	293,183
Other Part D income (PDMS)	13,969	(224)	36,643	(400)
Net investment income	2,915	1,145	7,516	3,507
Other income	705	249	2,015	578
Total revenue	159,243	99,830	512,008	296,868
Policyholder benefits	96,495	70,752	371,228	211,913
Change in deferred acquisition costs	(1,789)	(7,919)	(6,289)	(26,902)
Amortization of intangible assets	764	1,262	3,053	2,694
Commissions and general expenses, net of allowances	33,556	30,172	106,343	88,322
Total benefits, claims and other deductions	129,026	94,267	474,335	276,027
Segment income	$30,217	$5,563	$37,673	$20,841

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

Three months ended September 30, 2006 and 2005

The Senior Market Health Insurance segment income increased by $24.7 million to $30.2 million for the third quarter of 2006, compared to $5.6 million for the third quarter of 2005. Results for our Medicare Supplement business was level with the third quarter of 2005. Segment income for our Part D business increased by $24.6 million to $24.3 million, for the third quarter of 2006 compared to a loss of $0.3 million for the third quarter of 2005.

Nine months ended September 30, 2006 and 2005

The Senior Market Health Insurance segment income increased by $16.8 million to $37.7 million for the first nine months of 2006, compared to segment income of $20.8 million for the first nine months of 2005. Segment income for our Part D business increased by $38.4 million, to $37.6 million, for the first nine months of 2006, compared to a loss of $0.8 million for the first nine months of 2005. This was offset, in part, by the results for our Medicare Supplement business, which declined by $21.5 million, compared to the first nine months of 2005, as a result of increased loss ratios and the continued effect of higher than expected lapsation of our Medicare Supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits.

	Three months ended September 30,		Nine months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Medicare Supplement
Premiums:
Direct and assumed	$124,916	$142,952	$391,917	$432,540
Ceded	(35,330)	(44,292)	(112,397)	(139,357)
Net premiums	89,586	98,660	279,520	293,183
Net investment income	2,055	1,145	5,538	3,507
Other income	690	249	1,965	578
Total revenue	92,331	100,054	287,023	297,268
Policyholder benefits	61,705	70,752	206,139	211,913
Change in deferred acquisition costs	(1,789)	(7,919)	(6,289)	(26,902)
Amortization of intangible assets	764	1,262	3,053	2,694
Commissions and general expenses, net of allowances	25,718	30,063	84,032	87,955
Total benefits, claims and other deductions	86,398	94,158	286,935	275,660
Segment income (loss)	$5,933	$5,896	$88	$21,608

Three months ended September 30, 2006 and 2005

Revenues.   Net premiums for our Medicare Supplement business declined by $9.1 million, compared to the third quarter of 2005, due to the continued effect of higher lapsation of our Medicare Supplement in force business, offset in part by a decrease in the level of our Medicare Supplement premiums reinsured, rate increases and new sales.

Net investment income increased by approximately $0.9 million, compared to the third quarter of 2005, due to an increase in invested assets as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred decreased by $9.0 million, or 13%, compared to the third quarter of 2005. The reduction in business, as noted above, resulted in a decline of $6.3 million. Improved loss ratios resulted in a decline of $2.8 million. Overall loss ratios declined approximately 30 basis points to 68.9% for the third quarter of 2006 compared to 71.7% for the third quarter of 2005, as a result of the rate increases we have implemented in the past year. The increased loss ratios in the third quarter of 2005 related primarily to higher-than-anticipated outpatient doctor (Part B) and skilled nursing facility incidence. After consideration of certain adjustments made at the end of 2005 to increase claim reserves, the loss ratio for the quarter ended September 30, 2005 was 70.4%, or 150 basis points higher than the third quarter of 2006. We anticipate that our Medicare Supplement loss ratio will continue to decrease during the fourth quarter and for the full year 2006, will be in the range of 71.5% to 73.5%.

The increase in deferred acquisition costs was $6.1 million less for the third quarter of 2006 than the increase for the third quarter of 2005. Two factors contributed to the decrease. First, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $1.1 million. Second, amortization increased by approximately $5.0 million as a result of higher lapsation of our Medicare Supplement business, compared to the third quarter of 2005. We began to experience higher than expected lapsation in our Medicare Supplement business in the third quarter of 2005 that continued and worsened in the first quarter of 2006. This excess lapsation moderated somewhat in the second and third quarters of 2006, but not as much as we anticipated. We believe that there are a number of factors contributing to the increased lapsation, including competitive pressure from new Medicare Advantage products and increased competition from other Medicare Supplement carriers. This increase in lapsation has accelerated the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life and decreased by $0.5 million, compared to the third quarter of 2005, due to the moderation of the lapsation of in force business of Pyramid.

Commissions and general expenses, net of reinsurance allowances, declined by $4.3 million , or 15%, compared to the third quarter of 2005. The following table details the components of commission and other operating expenses:

	2006	2005
	(In thousands)
Commissions	$16,684	$20,531
Other operating costs	15,267	18,788
Reinsurance allowances	(6,233)	(9,256)
Commissions and general expenses, net of allowances	$25,718	$30,063

The ratio of commissions to gross premiums decreased to 13.4% for the third quarter of 2006, from 14.4% for the third quarter of 2005, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 12.2% for the third quarter of 2006, compared to 13.1% for the third quarter of 2005 as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 17.6% for the third quarter of 2006 from 20.9% for the third quarter of 2005, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Nine months ended September 30, 2006 and 2005

Revenues.   Net premiums for our Medicare Supplement business declined by $13.7 million, compared to the first nine months of 2005, due to the continued effect of higher lapsation of our Medicare Supplement in force business, offset in part by increased retention of our Medicare Supplement business, rate increases and new sales.

Net investment income increased by approximately $2.0 million, compared to the first nine months of 2005, due to an increase in invested assets as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $5.8 million, or 3%, compared to the first nine months of 2005. Overall loss ratios for the first nine months of 2006 increased 140 basis points to 73.7% compared to 72.3% for the first nine months of 2005. The increase in our Medicare Supplement loss ratio was primarily as a result of the increase in the federally prescribed Part B deductible. The reduction in business, as noted above, resulted in a reduction in benefits of $9.9 million, this was offset by an increase in the loss ratio, which added $4.1 million to benefits during the first nine months of 2006.

The increase in deferred acquisition costs was $20.6 million less for the first nine months of 2006 than the increase for the first nine months of 2005. Two factors contributed to the decrease. First, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $6.5 million. Second, amortization increased by approximately $14.1 million, primarily as a result of higher lapsation of our Medicare Supplement business, compared to the first nine months of 2005. We began to experience higher than expected lapsation in our Medicare Supplement business in the third quarter of 2005 that continued and worsened in the first quarter of 2006. This excess lapsation moderated somewhat in the second and third quarters of 2006, but not as much as we anticipated. We believe that there are a number of factors contributing to the increased lapsation, including competitive pressure from new Medicare Advantage products and increased competition from other Medicare Supplement carriers. This increase in lapsation has accelerated the amortization of the deferred acquisition costs and present value of future profits assets associated with the business that lapsed.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life, and increased by $0.4 million compared to the first nine months of 2005, due to the increase in lapsation of in force business at Pyramid.

Commissions and general expenses, net of reinsurance allowances, decreased by $3.9 million, or 5%, compared to the first nine months of 2005. The following table details the components of commission and other operating expenses:

	2006	2005
	(In thousands)
Commissions	$52,706	$61,966
Other operating costs	52,134	54,899
Reinsurance allowances	(20,808)	(28,910)
Commissions and general expenses, net of allowances	$84,032	$87,955

The ratio of commissions to gross premiums decreased to 13.4% for the first nine months of 2006, from 14.3% for the first nine months of 2005, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 13.3% for the first nine months of 2006, compared to 12.7% for the first nine months of 2005 as a result of lower acquisition expenses due to lower new business production and lower fixed costs.. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 18.5% for the first nine months of 2006 from 20.7% for the first nine months of 2005, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Part D
Direct and assumed premium after risk corridor adjustment	$102,459	$—	$367,280	$—
Ceded premiums	(50,391)	—	(180,966)	—
Net premiums	52,068	—	186,314	—
Other Part D income (PDMS)	13,984	(224)	36,693	(400)
Total Part D Revenue	66,052	(224)	223,007	(400)
Net investment and other income	860	—	1,978	—
Total revenue	66,912	(224)	224,985	(400)
Pharmacy benefits	34,790	—	165,089	—
Commissions and general expenses, net of allowances	7,838	109	22,311	367
Total benefits, claims and other deductions	42,628	109	187,400	367
Segment income	$24,284	$(333)	$37,585	$(767)

A discussion of the accounting for Part D is included in Notes 2 and 14 included in the notes to the consolidated financial statements in this Form 10-Q. For the nine months ended September 30, 2006, we based our membership for Part D on enrollment information provided by CMS which indicated that, as of September 30, 2006, approximately 445,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 422,000 members in our PDPs that we participate in on a 50% basis and 23,000 members in an unaffiliated PDP that we participate in on a 33% basis. Our revenues and claims expenses are based on premium earned and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data upon which we based our results for the first nine months of 2006 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS, however, we do not believe that any change from the amounts reported as of September 30, 2006 is likely to be material. Other Part D revenue represents our equity in the earnings of PDMS.

The ratio of incurred prescription drug benefits to Part D revenue for the third quarter of 2006 was 52.7% and for the first nine months of 2006 was 74.0%. Based on the coverage provided by our PDPs, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the benefit ratios are partially offset as a result of the risk corridor adjustments.

Segment Results—Specialty Health Insurance

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Premiums:
Direct and assumed	$100,217	$90,934	$289,975	$144,106
Ceded	(80,612)	(70,051)	(230,303)	(80,663)
Net premiums	19,605	20,883	59,672	63,443
Net investment income	4,792	4,364	13,846	12,561
Other income	255	289	349	839
Total revenue	24,652	25,536	73,867	76,843
Policyholder benefits	15,830	17,474	50,134	49,417
Change in deferred acquisition costs	(541)	(1,682)	(1,594)	(3,609)
Commissions and general expenses, net of allowances	5,535	7,178	17,148	22,761
Total benefits, claims and other deductions	20,824	22,970	65,688	68,569
Segment income	$3,828	$2,566	$8,179	$8,274

Three months ended September 30, 2006 and 2005

Our Specialty Health Insurance segment income increased by $1.2 million, or 18%, compared to the third quarter of 2005, primarily as a result of the underwriting fees earned on the reinsurance arrangement with PharmaCare Re. The operations of PennCorp Life Canada, which have previously been included in our Specialty Health segment results, are now classified as discontinued operations and are not reflected in the above table.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $10.8 million, compared to the third quarter of 2005, as a result of the premiums relating to the PharmaCare Re reinsurance agreement discussed above. Net premiums declined by $1.3 million, or 6%, compared to the third quarter of 2005 as a result of lower sales and renewals in our U.S. fixed benefit accident and sickness line and our non-marketed long term care line.

Net investment income increased by approximately $0.4 million, or 10%, compared to the third quarter of 2005. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $1.6 million, or 9%, compared to the third quarter of 2005. Overall loss ratios for the segment were 67.9% for the third quarter of 2006 compared to 68.4% for the third quarter of 2005. Improvements in the loss ratios for our fixed benefit accident and sickness line and major medical lines were offset by an increase in the loss ratio on our long term care line.

Commissions and general expenses decreased by $1.6 million, or 23%, compared to the third quarter of 2005. Commissions and general expenses declined by approximately $0.8 million each, primarily as a result of the reduction in new business produced.

Nine months ended September 30, 2006 and 2005

Our Specialty Health Insurance segment income decreased by $0.1 million, or 1%, compared to the first nine months of 2005.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $151.1 million, compared to the first nine months of 2005, as a result of the premiums relating to the PharmaCare Re reinsurance agreement discussed above. Net premiums declined by approximately $3.8 million, or 6%, compared to the first nine months of 2005. Net premiums declined by approximately $2.6 million in our U.S. fixed benefit accident and sickness line and $1.4 million in our long term care line.

Net investment income increased by approximately $1.3 million, or 10%, compared to the first nine months of 2005. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $0.7 million, or 2%, compared to the first nine months of 2005. Overall loss ratios for the segment increased to 84.0% for the first nine months of 2006 compared to 77.9% for the first nine months of 2005, primarily as a result of higher loss ratios for our long term care line. Long term care loss ratios increased to 135.2% for the first nine months of 2006 from 108.5% for the first nine months of 2005.

Commissions and general expenses decreased by $5.6 million, or 25%, compared to the first nine months of 2005, primarily as a result of the $3.0 million increase in the reinsurance allowance earned on the reinsurance arrangement with PharmaCare Re, as compared to the first nine months of 2005, due to the arrangement beginning on July 1, 2005. Commissions declined by $0.8 million and general expenses declined by approximately $2.0 million, primarily as a result of the reduction in new business and renewal premium.

Segment Results—Life Insurance and Annuity

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Premiums :
Direct and assumed	$19,677	$20,111	$58,259	$57,164
Ceded	(4,407)	(4,459)	(12,499)	(12,982)
Net premiums	15,270	15,652	45,760	44,182
Net investment income	10,054	9,183	29,450	26,780
Other income	143	34	298	109
Total revenue	25,467	24,869	75,508	71,071
Policyholder benefits	7,953	8,476	29,483	27,557
Interest credited to policyholders	4,503	5,096	13,713	14,271
Change in deferred acquisition costs	(1,534)	(3,698)	(4,467)	(13,844)
Amortization of intangible assets	50	18	248	210
Commissions and general expenses, net of allowances	8,450	10,673	25,686	31,128
Total benefits, claims and other deductions	19,422	20,565	64,663	59,322
Segment income	$6,045	$4,304	$10,845	$11,749

Three months ended September 30, 2006 and 2005

Segment income from our Life Insurance and Annuity segment increased by $1.7 million, compared to the third quarter of 2005, primarily as a result of an increase in net investment income and a decrease in claim costs

Revenues.   Net premiums for the segment declined by $0.4 million, or 2%, compared to the third quarter of 2005. Declines in premiums for our non-marketed traditional life insurance and interest sensitive products of approximately $1.0 were offset by growth in renewal premiums for our senior life product.

Our agents sold $2.4 million of fixed annuities during the third quarter of 2006 and $9.3 million during the third quarter of 2005. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $0.9 million, or 10%, compared to the third quarter of 2005, primarily as a result of the increase in policyholder account balances as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred decreased by $0.5 million, or 6%, compared to the third quarter of 2005. Improved mortality resulted in a reduction in claim costs of $0.5 million, as compared to the third quarter of 2005. The increase in deferred acquisition costs was $2.2 million less during the third quarter of 2006, as compared to the increase during the third quarter of 2005. This was primarily due to lower production of new life insurance and annuity business during the third quarter of 2006, resulting in a lower level of acquisition costs to capitalize, and aging of the block of business as compared to the third quarter of 2005. Commissions and general expenses, net of allowances decreased by $2.2 million, or 21%, compared to the third quarter of 2005, due to the lower production levels of new life insurance an annuity business, as noted above.

Nine months ended September 30, 2006 and 2005

Segment income from our Life Insurance and Annuity segment decreased by $0.9 million, compared to the first nine months of 2005, primarily as a result of an increase in benefits incurred and an increase in the amortization of deferred acquisition costs.

Revenues.   Net premiums for the segment increased by $1.6 million, or 4%, compared to the first nine months of 2005, as a result of the growth in renewal premiums for our senior life product of approximately $2.6 million, offset by declines in our traditional life insurance and interest sensitive products of approximately $1.0 million.

Our agents sold $20.9 million of fixed annuities during the first nine months of 2006 and $35.0 million during the first nine months of 2005. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $2.7 million, or 10%, compared to the first nine months of 2005, primarily as a result of the increase in policyholder account balances as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $1.9 million, or 7%, compared to the first nine months of 2005. The increase in business added approximately $1.0 million to policyholder benefits and claim costs were higher by approximately $0.9 million as a result of increased mortality in the first nine months of 2006, as compared to the first nine months of 2005. The increase in deferred acquisition costs was $9.4 million less during the first nine months of 2006, as compared to the increase during the first nine months of 2005. This was primarily due to lower production of new life insurance and annuity business during the first nine months of 2006, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization (primarily in the first quarter of 2006) as compared to the first nine months of 2005 as a result of higher lapsation and aging of the block of business. Commissions and general expenses, net of allowances decreased by $5.4 million, or 18%, compared to the first nine months of 2005, due to the lower production levels of new life insurance an annuity business, as noted above.

Segment Results—Senior Administrative Services

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Affiliated Service Fee Revenue
Medicare Supplement	$6,897	$7,484	$21,524	$23,035
Part D	5,398	—	15,297	—
Long term care	698	687	2,218	1,957
Life insurance	599	760	1,664	2,489
Other	707	825	2,133	2,316
Total Affiliated Revenue	14,299	9,756	42,836	29,797
Unaffiliated Service Fee Revenue
Medicare Supplement	1,614	1,938	5,205	6,096
Long term care	2,133	2,082	6,123	6,182
Non-insurance products	306	363	950	1,121
Part D	405	—	1,135	—
Other	2,316	434	6,786	988
Total Unaffiliated Revenue	6,774	4,817	20,199	14,387
Total revenue	21,073	14,573	63,035	44,184
Amortization of present value of future profits	124	119	370	358
General expenses	16,319	11,608	50,833	34,324
Total expenses	16,443	11,727	51,203	34,682
Segment income	$4,630	$2,846	11,832	$9,502

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $0.8 million for the three months ended September 30, 2006, and $1.0 million for the three months ended September 30, 2005 and $2.5 million for the nine months ended September 30, 2006, and $3.1 million for the nine months ended September 30, 2005. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended September 30, 2006 and 2005

Segment income for our Senior Administrative Services segment increased by $1.8 million, or 63%, to $4.6 million for the third quarter of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered.

Service fee revenue increased by $6.5 million, or 45%, during the third quarter of 2006 compared to the third quarter of 2005. Affiliated service fee revenue increased by $4.5 million primarily as a result of fees for the administration of our PDPs on behalf of our insurance subsidiaries which commenced on January 1, 2006, offset, in part, by a decline in revenues for administration of affiliated Medicare Supplement and life insurance business. Unaffiliated service fee revenue increased by $2.0 million, due primarily to an increase in additional administrative services performed for unaffiliated clients. General expenses for the segment increased by $4.7 million, or 41%, due primarily to the administration of the affiliated Part D business, beginning in 2006.

Nine months ended September 30, 2006 and 2005

Segment income for our Senior Administrative Services segment increased by $2.3 million, or 25%, to $11.8 million for the first nine months of 2006, as compared to the same period of 2005. This increase is primarily the result of new business administered.

Service fee revenue increased by $18.9 million, or 43%, during the first nine months of 2006 compared to the first nine months of 2005. Affiliated service fee revenue increased by $13.0 million primarily as a result of fees for the administration of our Part D prescription drug plans on behalf of our insurance subsidiaries which commenced on January 1, 2006, offset, in part, by a decline in revenues for administration of affiliated Medicare supplement and life insurance business. Unaffiliated service fee revenue increased by $5.8 million, due primarily to an increase in additional administrative services performed for unaffiliated clients. General expenses for the segment increased by $16.5 million, or 48%, primarily to the administration of the affiliated Part D business, beginning in 2006.

Segment Results—Corporate

The following table presents the primary components comprising the loss from the segment:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Interest	$3,320	$2,826	$9,548	$8,007
Amortization of capitalized loan origination fees	230	230	688	674
Stock-based compensation expense	491	—	1,986	2
Other parent company expenses, net	1,950	893	5,639	2,915
Segment loss	$5,991	$3,949	$17,861	$11,598

Three months ended September 30, 2006 and 2005

The loss from our Corporate segment increased by $2.0 million, or 52%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost. During the three months ended September 30, 2006, we recognized $0.5 million of stock-based compensation expense relating to options vesting during the period. We also incurred $0.4 million of costs associated with our board of directors’ review of the proposed buyout offer. Our combined outstanding debt was $166.9 million at September 30, 2006 compared to $172.1 million at September 30, 2005. The weighted average interest rate on our loan payable increased to 7.7% for the three months ended September30, 2006 from 5.8% for the three months ended September 30, 2005. The weighted average interest rate on our other long term debt increased to 8.0% for the three months ended September 30, 2006 from 7.4% for the three months ended September 30, 2005. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

Nine months ended September 30, 2006 and 2005

The loss from our Corporate segment increased by $6.3 million, or 54%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost. During the nine months ended September 30, 2006, we recognized $2.0 million of stock-based compensation expense relating to options vesting during the period. We also incurred $0.7 million of costs associated with due diligence for a potential acquisition that we determined we will not pursue at this time and we incurred $0.4 million of costs associated with our board of directors’ review of the proposed buyout offer. The weighted average interest rate on our loan payable increased to 7.2% for the nine months ended September 30, 2006 from 5.3% for the nine months ended September 30, 2005. The weighted average interest rate on our other long term debt increased to 7.8% for the nine months ended September 30, 2006 from 7.3% for the nine months ended September 30, 2005. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

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

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of September 30, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective October 1, 2006, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

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

We made regularly scheduled principal payments of $3.9 million during the nine months ended September 30, 2006 and $3.9 million during the nine months ended September 30, 2005, in connection with our credit facilities. We paid interest of $5.2 million during the nine months ended September 30, 2006 and $4.0 million during the nine months ended September 30, 2005, in connection with our credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2006 (remainder of the year)	$1,312
2007	5,250
2008	5,250
2009	80,063
$91,875

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

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of September 30, 2006
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.5%
May 2033	15,000	Floating	420		9.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
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

Our Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture’s maturity date. During any such period, interest will continue to accrue and our parent holding company may not declare or pay any cash dividends or distributions on, or purchase, our common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. Our parent holding company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. We have guaranteed, on a subordinated basis, all of the Trusts’ obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

We paid $4.3 million in interest in connection with the Junior Subordinated Debt during the nine months ended September 30, 2006, and $4.0 million during the nine months ended September 30, 2005.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, and Ontario, Canada. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2006 (remainder of the year)	$1,048
2007	4,151
2008	4,011
2009	3,619
2010 and thereafter	10,220
Totals	$23,049

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

Shelf Registration

On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z, our largest shareholder. The shelf registration statement was declared effective in December 2004.

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

Sources of Liquidity to Universal American

We anticipate funding the obligations of Universal American and the capital required to grow our business from the four distinct and uncorrelated sources of cash flow within the organization as follows:

•       the expected cash flows of CHCS, our senior administrative services company;

•       the expected cash flows of our senior managed care company (acquired in the acquisition of Heritage);

•       dividend payments and proceeds from sale of Penncorp Life (Canada); and

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

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange, the intermediate parent of our U.S. insurance subsidiaries. As of September 30, 2006, the principal amount of the surplus note was $32.6 million. The note bears interest to our parent holding company at LIBOR plus 325 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, and by tax-sharing payments among the insurance companies that are included in the consolidated Federal income tax return that is filed by American Exchange. American Exchange made principal payments of $7.5 million during the nine months ended September 30, 2006, and $8.4 million during the nine months ended September 30, 2005. American Exchange paid interest on the surplus note of $2.1 million during the nine months ended September 30, 2006 and $1.9 million during the nine months ended September 30, 2005.

Universal American made capital contributions to American Exchange amounting to $3.5 million during the first nine months of 2006. During May, 2006, our parent holding company also contributed its interest in PDMS to American Exchange. On the date of the contribution, our interest in PDMS was $4.1 million. In January 2006, Pyramid Life declared and paid a dividend in the amount of $10.8 million to Pennsylvania Life. American Exchange made capital contributions of $2.5 million to Constitution during the first nine months of 2006.

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

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2006 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $33.3 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

As of September 30, 2006, our U.S. insurance company subsidiaries and health plans held cash and cash equivalents totaling $154.7 million, as well as fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.1 billion. In addition, our U.S. insurance company subsidiaries have approximately $162.4 million of cash for the operations of our PDPs.

The net yields on our cash and invested assets increased to 5.0% for the nine months ended September 30, 2006, from 4.8% for the nine months ended September 30, 2005. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our U.S. insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our U.S. insurance subsidiaries’ operations. Each of our U.S. insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the NAIC imposes RBC requirements on life insurance enterprises. At September 30, 2006, all of our U.S. insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $175.6 million at September 30, 2006, and $158.4 million at December 31, 2005. For the nine months ended September 30, 2006, our U.S. insurance subsidiaries generated statutory net income of $18.9 million. Our U.S. insurance companies generated statutory net income of $4.5 million for the nine months ended September 30, 2005.

Our health plans are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At September 30, 2006, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plans was $38.0 million at September 30, 2006, and $26.0 million at December 31, 2005. Statutory net income for our health plans was $12.0 million for the nine months ended September 30, 2006 and $7.4 million for the nine months ended September 30, 2005.

Penncorp Life (Canada) reports to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Penncorp Life (Canada)’s net assets based upon Canadian statutory accounting principles were C$65.6 million (US$58.7 million) as of September 30, 2006, and C$62.3 million (US$53.6 million) as of December 31, 2005. Net income based on Canadian generally accepted accounting principles was C$8.2 million (US$7.2 million) for the nine months ended September 30, 2006 and C$8.7 million (US$7.1 million) for the nine months ended September 30, 2005. Penncorp Life (Canada) maintained a Minimum Continuing Capital and Surplus Requirement Ratio (“MCCSR”) in excess of the minimum requirement at September 30, 2006.

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

As of September 30, 2006, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of September 30, 2006. During the nine months ended September 30, 2006 and 2005, we did not write down the value of any fixed maturity securities. These write-downs would represent our estimate of other than temporary declines in value and would be included in net realized gains on investments in our consolidated statements of operations.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2006, and with all other variables held constant. For our investments held to support our continuing operations, a 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $37.8 million and a 200 basis point increase in market interest rates would result in $76.5 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $37.8 million and a 200 basis point decrease in market interest rates would result in a $72.6 million increase.

For our investments held by our discontinued operations, a 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $29.0 million and a 200 basis point increase in market interest rates would result in $53.8 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $34.2 million and a 200 basis point decrease in market interest rates would result in a $74.9 million increase.

Debt

We pay interest on our term loan and a portion of our trust preferred securities based on LIBOR for one, two or three months. Due to the variable interest rate, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $15.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps.

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

The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended September 30, 2006, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

		Weighted	Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2006
Description of Floating Rate Debt	Weighted Average Interest Rate	Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	7.2%	$94.5	$1.4	$0.7	$(0.7)	$(1.4)
Other long term debt	9.2%	$25.0	0.4	0.2	(0.2)	(0.4)
Total			$1.8	$0.9	$(0.9)	$(1.8)

As noted above, we have fixed the interest rate on $50 million of our $167 million of total debt outstanding, leaving $117 million of the debt exposed to rising interest rates. As of September 30, 2006 we had approximately $179 million of cash and cash equivalents and $151 million in short duration floating rate investment securities. We anticipate that the net investment income on this $330 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

Currency Exchange Rate Sensitivity

Our discontinued operations are transacted using the Canadian dollar as the functional currency. As of and for the nine months ended September 30, 2006, approximately 12% of our assets, 6% of our revenues, excluding realized gains, and 15% of our income before realized gains and taxes were derived from our discontinued Canadian operations. As of and for the nine months ended September 30, 2005, approximately 12% of our assets, 8% of our revenues, excluding realized gains, and 15% of our income before realized gains and taxes were derived from our discontinued Canadian operations. Accordingly, our earnings and shareholder’s equity are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Although this risk is somewhat mitigated by the fact that both the assets and liabilities for our foreign operations are denominated in Canadian dollars, we are still subject to translation gains and losses.

We periodically conduct various analyses to gauge the financial impact of changes in the foreign currency exchange rate on our financial condition. The ranges selected in these analyses reflect our assessment of what is reasonably possible over the succeeding twelve-month period.

A 10% strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the actual average exchange rate for the nine months ended September 30, 2006, would have resulted in a decrease in our income from discontinued operations before realized gains and taxes of approximately $1.2 million for the nine months ended September 30, 2006 and a decrease in our shareholders’ equity of approximately $6.6 million at September 30, 2006. A 10% weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an increase in our income from discontinued operations before realized gains and taxes of approximately $1.4 million for the nine months ended September 30, 2006 and an increase in shareholders’ equity of approximately $8.0 million at September 30, 2006. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential change in sales levels, local prices or any other variables.

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

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which will now subsume the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. On August 14, 2006, defendants served a motion to dismiss the Amended Complaint in the Kemp Action. The lead plaintiff served opposition papers to the motion on October 17, 2006. Defendants are scheduled to serve a reply in further support of their motion to dismiss the complaint later in November, and the motion will be argued before the Court on December 13, 2006.

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

On July 19, 2006, the plaintiff in the Green Meadows Action filed a Verified Amended Shareholder Derivative Complaint (the “GM Amended Complaint”). The GM Amended Complaint adds as new defendants Mr. Wehner, Capital Z Financial Services Fund II, L.P. (“Capital Z”) and three directors of the Company who are affiliated with Capital Z, namely Bradley E. Cooper, Robert A. Spass and Eric W. Leathers. Capital Z is the largest shareholder of the Company. The GM Amended Complaint carries forward the legal claims asserted in the original complaint against the original defendants (with additional allegations), and adds new claims (i) against the new director defendants for alleged breach of fiduciary duty in connection with a secondary offering in June 2005 that included 5 million shares of the Company’s common stock that had been owned by Capital Z and (ii) against Capital Z for alleged unjust enrichment with respect to the proceeds Capital Z realized from the sale of the 5 million shares it formerly owned in the secondary offering. On September 8, 2006, defendants served a motion to dismiss the GM Amended Complaint. On October 26, 2006 (prior to the response date for plaintiff), the Court entered an order staying the case for 90 days.

The second derivative action was filed by plaintiff Arthur Tsutsui (the “Tsutsui Action”) on December 30, 2005, in The Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three Officer Defendants named in the other actions, as well as all of the directors sitting on the Company’s Board of Directors as of the time the complaint was filed. The Tsutsui Action alleges that the same alleged misstatements that are the subject of the Kemp Action constituted a breach of fiduciary duty by the Officer Defendants and the directors that caused the Company to sustain damages. The Tsutsui Action also seeks recovery of any proceeds derived by the Officer Defendants from the sale of Company stock that was in breach of their fiduciary duties. Defendants in the Tsutsui Action filed a motion to dismiss the complaint on June 9, 2006. On August 17, 2006, the Court issued an order staying the case until such time (i) as the Kemp Action is fully and finally resolved or settled, or (ii) the Green Meadows Action is fully and finally resolved, or shareholders in that case receive notice of a proposed settlement. Each of the Officer Defendants denies the allegations and has indicated that he intends to vigorously defend against the allegations. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

Class Action Litigation Relating to Acquisition Proposal

Four actions have recently been commenced in New York state courts against the Company and other defendants concerning the acquisition proposal received by the Company on October 24, 2006, from members of management led by Richard A. Barasch, the Company’s Chairman and Chief Executive Officer, and private equity firms Capital Z Partners, Ltd., Lee Equity Partners, LLC, Perry Capital, LLC and Welsh, Carson, Anderson & Stowe X, L.P. to acquire all of the Company’s publicly held common stock for $18.15 per share in cash (the “Offer”). Two of these actions are pending in the Supreme Court for New York County, and are known as Stellato v. Universal American Financial Corp., et al. (06-116006) (“Stellato”) and Green Meadows Partners LLP v. Barasch, et al. (603724-06) (“Green Meadows II”)

The Stellato action names as defendants the Company, Mr. Barasch and the other sponsors of the offer, including Capital Z, as well as eight other members of the Company’s board of directors. Stellato alleges that the offer was made at an “unfair price, under unfair terms and through improper means.” The action seeks an injunction preventing the offer from being consummated, or in the alternative, monetary damages.

The Green Meadows II action names the Company, Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass as defendants. The complaint alleges that these defendants dominate the board of directors of the Company, and have breached their fiduciary duties by, among other things, making a buyout proposal that “fails to take into account the value of UHCO, its improving financial results and its value in comparison to other similar companies.” The action seeks, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages.

A third and a fourth action pertaining to the Offer are pending in the Supreme Court for Westchester County and are known as Conolly v. Universal American Financial Corp, et al (“Conolly”) and McCormack v. Averill et al.(06-21365) (“McCormack”). The Conolly action names as defendants Mr. Barasch and other sponsors of the Offer, including Capital Z, as well as the Company and all of its directors. The complaint alleges that the shareholder agreement to which Mr. Barasch and Capital Z are parties “deter[s] potential bids for the Company at a premium to the presently offered price,” and that the sponsors of the offer (excluding Mr. Barasch) are members of a “club” of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in “driv[ing] down the prices of potential acquisition targets.” The Conolly action further asserts that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the Offer. The complaint seeks an injunction prohibiting consummation of the Offer, or in the alternative, monetary damages.

The complaint in McCormack names as defendants the Company and all of its directors, and alleges, among other things, that the Offer is unfair and grossly inadequate. The complaint also asserts that the buyout offer is “the product of unfair dealing” by the management of the Company and its largest shareholder, Capital Z. The action seeks an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the Offer, as well as monetary damages.

All four actions pertaining to the Offer are currently being reviewed by counsel for defendants. Therefore, management cannot yet ascertain the impact that these complaints may have, if any, on the Company’s financial statements. The defendants are not required to respond to any of the actions until later in November 2006.

Other Litigation

We have litigation in the ordinary course of our business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on us.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption “Part I- Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the occurrence of any of which could materially adversely affect our business, prospects, financial condition or results of operations. We also could be materially adversely affected by additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial.

The following risk factors update and supplement the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our reliance upon third party data in connection with our Part D and Private Fee-For-Service Plans may continue to disrupt or adversely affect our operations.

We are reliant upon data from our joint venture partner PharmaCare, our third party administrator TMG Health (“TMG”) and CMS for information relating to Part D and Medicare Advantage membership and claims administration. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment. These developments have caused, and could continue to cause, us to utilize additional information, communications and administrative resources and to incur additional expense. While we believe that we have adequate monitoring and review controls in place including review of SAS 70 reports for those providers that have them, we have not been able to independently test and verify these third party systems and data. Although we believe the current conditions are temporary and improving, there can be no assurance that future third party data will not disrupt or adversely affect our plans’ relationships with our members or our results of operations. Additionally, beginning in 2006, we will no longer utilize TMG to manage our PFFS claims, but will bring this function in house to our Heritage offices. This, too, could put new administrative burdens on us.

Our inability to collect receivables owed to us by other Part D prescription drug plans may disrupt or adversely affect our prescription drug plans.

Upon the direction of CMS, we have paid approximately $64.1 million of prescription drug benefits for Medicare beneficiaries who were, in fact, members of another PDP plan, other than our Prescription Pathway plans. We have recorded a receivable of $64.1 million for these payments. We believe that we may have a liability of approximately $3.8 million to other PDPs for our Prescription Pathway members whose drug costs have been borne by other plans. Although CMS has initiated a process for reconciling these errors in membership and drug costs, there can be no assurance that we will receive reimbursement of these costs from CMS or another PDP plan sponsor. Therefore, we have booked a $5.6 million reserve allowance for uncollectible amounts relating to this receivable. Although we intend to actively pursue amounts due us in the CMS reconciliation process, we cannot assure you that we will receive reimbursements from any other plan.

Reductions in funding for Medicare programs could materially reduce our profitability.

Approximately 51% of our total revenue for the nine months ended September 30, 2006 are premiums generated by the operation of our Medicare Advantage and Part D prescription drug plans. As a result, our revenue and profitability are dependent on government funding levels for these programs. The premium rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense, including prescription drug costs, and other federal budgetary constraints. Changes in the Medicare program, including with respect to funding, may affect our ability to operate under the Medicare program and/or lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.

We contract with the Centers for Medicare & Medicaid Services to provide Medicare Part D Prescription Drug benefits.

Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals. While we believe we have adequately reviewed our assumptions regarding the Medicare Part D program, our actual results may differ from our assumptions. Risks associated with the Medicare prescription drug plans include:

•       an increase in the cost of pharmaceuticals;

•       inability to receive and process information;

•       higher than expected utilization;

•       potential uncollectability of receivables;

•       new mandated benefits or other regulatory changes that increase our costs;

•       other regulatory changes such as restructuring of the Medicare Part D program thereby affecting our ability to operate under the program or increase our costs or reduce our reimbursement; and

•       other unforeseen occurrences.

Our strategic alliance with our pharmacy benefits manager, PharmaCare Management Services, Inc., could be terminated after 2007.

On March 21, 2005, we entered into a strategic alliance in the ordinary course of business with PharmaCare Management Services, Inc., a pharmacy benefits manager that is a wholly-owned subsidiary of CVS Corporation, pursuant to which PharmaCare performs pharmacy benefits management services for our Medicare Part D Plans. Under the strategic alliance, we share equally with PharmaCare in the results of the Part D business, including through (i) a 50% quota share reinsurance agreement with PharmaCare’s wholly-owned subsidiary, PharmaCare Captive Re, Ltd., and (ii) Part D Management Services, L.L.C., or PDMS, the joint venture owned equally by Universal American and PharmaCare, which principally performs Part D marketing and risk management services for which it receives fees and other remuneration from our Part D plans and PharmaCare Re.

The strategic alliance continues in effect through December 2007, and, thereafter, automatically renews annually for successive Part D coverage years beginning in January 2008, unless either we or PharmaCare deliver to the other party a notice of offer to purchase all of such other party’s equity interest in one or more of the CMS-approved regions in which we sell our Part D plans. The receiving party of the offer notice may elect to (a) sell its equity interest to the initiating party for the price stated in the offer notice or (b) buy the equity interest of the initiating party for the price stated in the offer notice. To be effective, the offer notice must be delivered at least 11 months prior to the beginning of the Part D coverage year to which the offering applies.

The strategic alliance with PharmaCare will continue to be effective through 2007, and although we presently expect the strategic alliance to continue after 2007, we cannot make assurances of that expectation given the option of either party to deliver to the other party an offer notice, which, only if timely delivered by PharmaCare and accepted by us, could interrupt our Part D operations for a period of time. If an offer notice is timely delivered by us and accepted by PharmaCare, or if an offer notice is timely delivered by PharmaCare and we exercise our right to buy PharmaCare’s equity interest, we expect our Part D operations to continue uninterrupted, other than the replacement of PharmaCare with another pharmacy benefits manager, which we believe can be effected seamlessly, although possibly on varying terms from the PharmaCare arrangement

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2006—July 31, 2006	—	—	—	997,729
August 1, 2006—August 31, 2006	12,465	$12.07	12,465	985,269
September 1, 2006—September 30, 2006	925	$16.47	925	984,339
Total	13,390		13,390

(1)          All shares were purchased in private transactions.

Recent Sales of Unregistered Securities

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the third quarter of 2006.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

11.1*	Computation of Per Share Earnings Data, (contained in Consolidated Statements of Operations in this Report).
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
November 9, 2006	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chief Executive Officer
November 9, 2006	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)