Form 10-K
period 2006-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2007-03-16
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number: 0-11321

UNIVERSAL AMERICAN FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

New York	11-2580136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $450 million (based on the closing sales price of the registrant’s common stock on that date). As of March 2, 2007, 59,286,281 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), scheduled to be held on May 25, 2007, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

As used in this Annual Report on Form 10-K, “Universal American,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Annual Report on Form 10-K, including, but not limited to, those set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and certain oral statements made from time to time by representatives of the Company may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company’s ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

PART I

ITEM 1—BUSINESS

Universal American Financial Corp. (the “Company” or “Universal American”) is a health and life insurance holding company, with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Our principal health insurance products for the senior market are Medicare Advantage, insured stand-alone prescription drug benefit plans pursuant to Medicare Part D (“Part D”) and Medicare supplement. We also provide administrative services for senior market insurance and non-insurance programs to both affiliated and unaffiliated insurance companies.

Collectively, our insurance subsidiaries are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia, and Puerto Rico. Our managed care subsidiary operates Medicare Advantage coordinated care plans (“HMO plans”) in Texas, Florida, Wisconsin and Oklahoma and private fee-for-service (“PFFS”) plans in 35 states.

We were incorporated under the laws of the State of New York on August 31, 1981. Our corporate headquarters are located at Six International Drive, Rye Brook, New York 10573 and our telephone number is (914) 934-5200. We make available free of charge on our Internet website (http://www.uafc.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of any materials we file with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of any materials we have filed electronically with the SEC may be accessed at the SEC’s website: http://www.sec.gov.

Medicare Opportunity

We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, more than 44 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and certain disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers begin to turn 65. In addition, many large employers who traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) demonstrated the Federal government’s commitment to increase the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans (“Medicare Advantage”) and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D. Taken together, these conditions present significant opportunities for us to increase the sale of our products.

Our Strategy

The principal components of our business strategy are to:

•       Build our senior health insurance and managed care business by offering a broad array of products, including:

•        Medicare Advantage, including HMO plans, PFFS and Special Needs Plans (“SNP’s”);

•        Medicare Part D Drug Benefit; and

•        Medicare supplement;

•       Build distribution with an emphasis on expanding our Senior Solutions® brand and our career distribution;

•       Sell complementary senior market and specialty health products through our distribution networks;

•       Build our senior market administrative services business; and

•       Continue to complement our internal growth through opportunistic acquisitions.

Our Operating Segments

Our business consists of five principal business segments: Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity, and Senior Administrative Services. We also report the corporate activities of our holding company in a separate segment. Information regarding each segment’s revenue, income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years is included in “Note 20—Business Segment Information” in our consolidated financial statements included in this Form 10-K.

Senior Managed Care—Medicare Advantage

We operate Medicare Advantage coordinated care plans in 8 counties in Southeastern Texas, 10 counties in Oklahoma and 3 counties in Florida, and Medicare Advantage PFFS plans in 35 states.

Medicare Advantage: HMO plans.   SelectCare of Texas, the health plan operated by our Medicare Advantage division, offers HMO plans in 8 counties in Houston and southeastern Texas. The plan provides all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, for certain products, the plan may collect a monthly premium from its members.

This plan is distributed by our Medicare Advantage direct sales force, and by our career agents through Senior Solutions® Centers in the coverage areas. As of December 31, 2006, SelectCare of Texas had approximately 34,400 members enrolled, representing approximately $370 million of annualized premium in force.

In 2006, we began an effort to expand our Medicare Advantage HMO plan operations to locations outside of Texas. In 2006, we began to offer HMO plans in three counties in Florida and in 2007, we added two additional counties in Florida, two additional counties in the greater Houston service area, two counties in North Texas and four counties in Wisconsin.

Medicare Advantage: PFFS plans.   PFFS plans provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. There are limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans. In addition to a fixed monthly payment per member from CMS, individuals in these plans may pay a monthly premium.

As of December 31, 2006, approximately 18,200 members were enrolled in the program generating approximately $144.3 million of annualized revenue. As of January 1, 2007, we offer PFFS plans in a total of 35 states through our career and independent agents, up from 15 states in 2006.

Medicare Advantage: Special Needs Plans (“SNP”). We offer a special needs plan with benefits focused on Medicare beneficiaries who are institutionalized in 10 counties in Oklahoma.

Membership and Annualized Premium In Force.   The following table shows the total membership and annualized premium inforce for our Medicare Advantage products:

	Membership			Annualized Premiums
	December 31,			December 31,
Senior Managed Care	2004	2005	2006	2004	2005	2006
	(in thousands)
HMO plans(1)	18,822	24,834	35,194	$162,800	$235,500	$364,200
SNP plans(2)	—	98	196	—	1,400	2,900
PFFS plans(3)	1,405	5,078	18,183	9,600	36,200	144,300
Total	20,227	30,010	53,573	$172,400	$273,100	$511,400

(1)          We acquired Heritage on May 28, 2004.

(2)          We began enrolling members in our SNP plans in the third quarter of 2005.

(3)          We began enrolling members in our PFFS plans in June 2004.

Senior Market Health Insurance

Our Senior Market Health Insurance segment focuses on selling health insurance products designed for the senior market through our Senior Solutions® career agency force and through our network of independent general agencies. Our primary product has historically been Medicare supplement. In 2006, we began to offer a stand-alone prescription drug benefit pursuant to Part D, which is reported in this segment. As of December 31, 2006, we had $1.1 billion of gross premiums in force in this segment.

Medicare Part D.   Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone prescription drug benefit plans pursuant to Part D. A portion of the premium for this insurance is paid by the Federal government, and the balance is paid by the individuals who enroll. The Federal government will support Part D through a combination of direct subsidies of premium, risk adjustors, stop-loss reinsurance and risk corridors. Further, the Federal government will provide additional subsidies to Medicare beneficiaries who also qualify for Medicaid (“dual eligible”) and other low income subsidy (“LIS”) beneficiaries.

In March 2005, we entered into a strategic alliance with PharmaCare, a pharmacy benefits manager (“PBM”) that is a wholly owned subsidiary of CVS. PharmaCare is the fourth largest PBM in the nation, covering more than 30 million lives. The essential elements of the strategic alliance are:

•       Three of our insurance subsidiaries applied to, and were approved by, CMS to become a Prescription Drug Plan sponsor (“PDPs”) in 32 of the 34 regions designated by CMS, thereby becoming eligible to offer the Medicare-approved plans in those regions.

•       The PDPs have contracted with PharmaCare to provide the full range of PBM services required to operate the PDPs.

•       A subsidiary of PharmaCare has agreed to reinsure approximately half of the risk assumed by our PDPs.

•       CVS/pharmacy stores have assisted in the marketing of our PDPs on a non-exclusive basis, subject to the rules established by CMS.

•       Part D Management Services, L.L.C. (“PDMS”), which is owned 50% by us and 50% by PharmaCare, was created to perform marketing and risk management services on behalf of our PDPs and PharmaCare Re.

Our efforts to market our products under the trademarked brand name, Prescription Pathway(sm), include marketing to our current Medicare supplement policyholders and marketing through our distribution force.

Dual eligible beneficiaries who did not enroll themselves in a PDP were automatically assigned on a pro rata basis by CMS among the PDPs which submitted bids below the applicable regional benchmarks for standard plans. The standard bids of our PDPs were below the applicable regional benchmark in 26 regions thus making us eligible to receive auto-assignment of the dual eligibles in those regions. Dual eligible beneficiaries can change their PDP each month, and some of these beneficiaries have already changed plans. As a result, there can be no assurance that the dual eligible beneficiaries who are automatically assigned to us will stay in our PDPs.

Medicare beneficiaries who qualify for the LIS can choose to enroll in the PDP of their choice. In May 2006, those beneficiaries who qualified for this subsidy but did not so enroll were automatically assigned by CMS to one of the PDPs whose bids for the standard product were below the applicable regional benchmark.

Medicare Supplement.   Medicare supplement insurance reimburses the policyholder for certain expenses, such as deductibles and co-pays, that are not covered by standard Medicare coverage This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program, as opposed to the more restrictive networks that exist in many Medicare Advantage products. In the past ten years, we have become a successful provider of Medicare supplement coverage. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

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

New Business Production.   The following table shows the total new sales (issued annualized premiums) of our senior market health insurance products produced by our independent and career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

	Gross			Net
	Year ended December 31,			Year ended December 31,
Production	2004	2005	2006	2004	2005	2006
	(In thousands)
Senior Market Health Insurance
Medicare Supplement	$83,469	$61,386	$36,251	$83,469	$61,386	$36,251
Other Senior Health	1,283	1,309	1,707	758	781	1,185
Total	$84,752	$62,695	$37,958	$84,227	$62,167	$37,436
Percentage retained				99%	99%	99%

Annualized Premium In Force.   Total senior market insurance product annualized premium in force on a gross basis (before reinsurance) and the net amount we retained after reinsurance, is as follows:

	Gross			Net
	Year ended December 31,			Year ended December 31,
In Force	2004	2005	2006	2004	2005	2006
	(In thousands)
Senior Market Health Insurance
Medicare Supplement	$573,600	$569,700	$501,500	$368,800	$395,100	$361,100
Part D	—	—	573,300	—	—	291,500
Other Senior Health	1,800	2,500	3,300	1,300	1,600	2,300
Total	$575,400	$572,200	$1,078,100	$370,100	$396,700	$654,900
Percentage retained				64%	69%	61%

Specialty Health Insurance

Products in our Specialty Health Insurance segment include fixed benefit accident and sickness disability and other health insurance products sold to the self-employed market in the United States. This segment’s products are distributed primarily by our career agents. Traditionally, our career agency segment concentrated on selling specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the middle-income, self-employed market in the United States. Even though the primary focus of this field force in the United States has shifted to the senior market, a significant number of our United States career agents continue to actively market these products. This segment also includes certain products that we no longer sell, such as long term care and major medical insurance. As of December 31, 2006, we had $93 million of gross premiums in force in this segment.

Sale of Canadian Subsidiary.   On December 1, 2006, we completed the sale of our Canadian operations for approximately $131 million cash. The sale resulted in an after-tax realized gain of approximately $48 million and generated approximately $96 million of after tax proceeds. As a result, our Canadian subsidiary is reported as discontinued operations. At the time of the sale, PennCorp Life Canada had approximately $70.6 million of annualized premium in force. Its agents produced approximately $6.7 million of new annualized premium (primarily fixed benefit accident and sickness) during 2006 through the date of the sale. See ”Note 21—Discontinued Operations” in our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed description of the sale.

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

Connecticut State Employees.   During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Captive Re, Ltd. (“PharmaCare Re”). Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. The Company receives an underwriting fee of two percent of premium. Annualized premium for this program is approximately $300 million.

Long Term Care.   As of the end of 2004, we ceased selling new long term care products. Previously, we had offered several long term care plans consisting of fully integrated plans and nursing home, and home health care plans, which remain in force. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but can seek to increase premium rates on existing policies based upon our actual claims experience, subject to state regulatory approval and loss-ratio requirements.

New Business Production.   The following tables show our total new sales (issued annualized premiums) of specialty health insurance products produced by primarily by our career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

	Gross(1)			Net(1)
	Year ended December 31,			Year ended December 31,
Production	2004	2005	2006	2004	2005	2006
	(In thousands)
Specialty Health Insurance
Accident & Sickness and Other Specialty Health	$7,494	$5,159	$3,846	$7,494	$5,159	$3,846
Long Term Care	1,691	—	—	947	—	—
Total	$9,185	$5,159	$3,846	$8,441	$5,159	$3,846
Percentage retained				92%	100%	100%

(1)          Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

Annualized Premium In Force.   Total specialty health insurance product annualized premium in force on a gross basis (before reinsurance) and the net amount we retained after reinsurance, is as follows:

	Gross(1)			Net(1)
	Year ended December 31,			Year ended December 31,
In Force	2004	2005	2006	2004	2005	2006
	(In thousands)
Specialty Health Insurance
Accident & Sickness and Other Specialty Health	$63,300	$59,100	$55,100	$61,200	$57,200	$53,400
Long Term Care	41,900	38,900	37,500	27,100	25,800	24,300
Total	$105,200	$98,000	$92,600	$88,300	$83,000	$77,700
Percentage retained				84%	85%	84%

(1)          Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

Life Insurance and Annuity

This segment includes all of the life insurance and annuity business that we sell in the United States. The life insurance products that we currently sell are designed primarily for the senior market. These include “final expense” life insurance and asset accumulation life insurance. These products are distributed through both independent general agents and our career agency distribution systems. This segment also includes previously produced or acquired term, universal life, and whole life insurance products and single and flexible premium fixed annuities that we no longer sell. As of December 31, 2006, we had $67 million of gross premiums in force for this segment and policy holder account balances for our annuity and interest-sensitive life insurance products of $485 million.

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

New Business Production.   The following tables show our total new sales (issued annualized premiums) of our life insurance products produced by our independent agency and career agency systems on a gross basis (before reinsurance) and a net basis (after reinsurance):

	Gross			Net
	Year ended December 31,			Year ended December 31,
Production	2004	2005	2006	2004	2005	2006
	(In thousands)
Life Insurance	$38,469	$24,521	$16,259	$23,951	$16,056	$11,941
Percentage retained				62%	66%	73%

Annuities.   As of September 30, 2006, we ceased selling annuity products. The annuity products sold prior to September 30, 2006, were primarily focused on the senior and retirement markets. We offered sales inducements in the form of first year only bonus interest rates, which ranged from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 2.5% to 8.3%. Minimum guaranteed interest rates on our annuity products range from 1.5% to 3%. We have the right to change the crediting rates at any time, subject to the minimums, and generally adjust them quarterly.

Annuity deposits are not reported as revenue in accordance with generally accepted accounting principles. The following table shows our annuity deposits by distribution channel:

	Year ended December 31,
	2004	2005	2006
	(In thousands)
Senior Market Independent Agents	$17,930	$10,622	$4,099
Career Agency	54,121	34,152	17,416
Total Annuity Deposits	$72,051	$44,774	$21,515

The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Senior Administrative Services

We have built our administrative services capabilities through internal development and acquisition. Through our wholly-owned subsidiary, CHCS Services, Inc., we provide outsourcing services that support insurance and non-insurance products, primarily for the senior market. Currently, we provide services to over 50 companies including our own insurance company subsidiaries. Our Senior Administrative Services segment generated revenues of $85 million for the year ended December 31, 2006.

We perform a full range of administrative services for senior market insurance and managed care products, primarily Medicare supplement, Medicare Advantage, Part D, senior life and long term care, for both affiliated and unaffiliated companies. The services include policy underwriting and issuance, policy billing and collection, telephone verification, policyholder services, claims adjudication and payment, clinical case management, care assessment and referral to health care facilities. Our full service capabilities include enrollment and policy issuance, billing and reconciliation, agent commission administration and payment, comprehensive member services and CMS reporting.

We also perform similar services, particularly in the long term care area, for non-insurance products offered both by insurance and non-insurance companies, including our Nurse Navigator® product, a non-insurance elder care service product that includes health related information and referrals and access to nationwide networks of geriatric care nurses and long term care providers available on a discounted basis.

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

The following table shows the sources of our Senior Administrative Services revenue by type of product:

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Affiliated fee revenue
Medicare supplement	$29,376	$30,602	$27,962
Part D	—	—	20,887
Long term care	2,752	2,641	2,869
Life insurance	3,942	3,005	2,170
Other	2,819	3,101	4,117
Total affiliated revenue	38,889	39,349	58,005
Unaffiliated fee revenue
Medicare supplement	8,557	8,192	6,963
Long term care	6,331	8,204	8,269
Non-insurance products	1,552	1,461	1,303
Part D	—	—	1,475
Medicare Advantage	—	865	8,191
Other	1,339	1,053	808
Total unaffiliated revenue	17,779	19,775	27,009
Total Administrative Services Revenue	$56,668	$59,124	$85,014

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $3.2 million in the year ended December 31, 2006, $4.1 million for 2005 and $5.3 million for 2004. These fees, together with the affiliated revenue, were eliminated in consolidation.

Corporate

Our corporate segment reflects the activities of our holding company including debt service, certain senior executive compensation and compliance with regulatory requirements resulting from our status as a public company.

Marketing and Distribution

We distribute our Medicare Advantage and insurance products through our career agency system, and a traditional independent general agency system. Our Medicare Advantage products are also marketed by a direct sales force.

We measure new sales of our products based on issued annualized premiums, representing the total annual premium expected to be received by us on policies that were issued during the year. The following tables show our new sales by major product line on a gross basis (before reinsurance):

Product	Senior Market Health	Senior Managed Care	Specialty Health	Life Insurance/ Annuity	Total
	(In thousands)
Total Distribution—Gross
2006	$37,958	$190,953	$3,846	$16,258	$249,015
2005	62,696	86,724	5,159	24,521	179,100
2004	84,751	21,575	8,833	38,413	153,572

We have continued to expand geographically, and we have increased our recruiting efforts to augment our production. Additionally, based on the increased financial strength of our Company, we have increased our retention on new Medicare supplement business issued to 100%, in order to continue growing our net premium.

In 2006, one marketing organization produced 22.5% of our total annualized new sales, primarily HMO plans, one marketing organization produced 7.0% of our total annualized new sales, primarily PFFS plans and one marketing organization produced 5.3% of our total annualized new sales, primarily Medicare supplement. One marketing organization produced 7.4% of our total annualized new sales, primarily Medicare supplement and PFFS plans, in 2005. One marketing organization produced 8.5% in 2004 of our total annualized new sales, primarily senior life business. No other marketing organization or single agent produced more than 5.0% of our total annualized new sales in 2006, 2005 or 2004.

Career Agency

In order to maximize production from our career agency sales force, we focus on the sale of senior market insured and non-insured products through our Senior Solutions® program. Senior Solutions® is our registered brand for our portfolio of supplemental health and life insurance, asset protection and senior care service products we offer the senior market, primarily through our career companies, Pennsylvania Life Insurance Company and Pyramid Life Insurance Company. As of December 31, 2006, our career field force had 167 Senior Solutions branch offices throughout the United States with approximately 3,000 agents.

Immediately after we acquired Heritage in 2004, our Senior Solutions offices in Southeastern Texas began to sell our Medicare Advantage HMO plan product. Sales by our Senior Solutions agents represented approximately 40% of the new sales of this product for 2006.

In addition, our career agency sales force distributes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the self-employed market in the United States.

The following tables show our new sales, excluding annuity deposits (issued annualized premiums), by our career agency systems by major product line on a gross basis (before reinsurance) :

Product	Senior Market Health	Senior Managed Care	Specialty Health	Life Insurance/ Annuity	Total
	(In thousands)
Career Agency—Gross
2006	$12,768	$106,258	$3,846	$3,768	$126,640
2005	21,292	50,180	5,159	3,523	80,154
2004	26,614	11,284	8,618	5,410	51,926

Senior Market Independent Agents

This field force focuses on the sale of senior market products, including Medicare Advantage, Medicare supplement, senior life insurance, Acute Care and senior dental products. These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organization. We now sell our products through approximately 25,000 independent licensed agents in 35 states and have plans to recruit more agents and expand into additional states.

The following tables show our new sales, excluding annuity deposits (issued annualized premiums), by our independent general agency system by major product line on a gross basis (before reinsurance):

Product	Senior Market Health	Senior Managed Care	Specialty Health	Life Insurance/ Annuities	Total
	(In thousands)
Senior Market Independent Agents—Gross
2006	$25,190	$84,695	$—	$12,490	$122,375
2005	41,404	36,544	—	20,998	98,946
2004	58,137	10,291	215	33,003	101,646

Direct Distribution

The Medicare Advantage coordinated care plan products that we offer in the Texas, Florida and Oklahoma markets are also distributed directly to consumers through a full-time employee sales force. If we expand the geographical areas in which we market Medicare Advantage coordinated care plans, we intend to enhance this aspect of our distribution.

Geographical Distribution of Premium

Through our insurance subsidiaries, we are licensed to market our products in all 50 states, the District of Columbia, and Puerto Rico. Our managed care subsidiary operated Medicare Advantage coordinated care plans in Texas, Florida and Oklahoma and PFFS plans in 15 states during 2006. The following table shows the geographical distribution of the direct cash premium and annuity deposits collected (in thousands), as reported on a statutory basis to the regulatory authorities for the full year of 2006:

State/Region	Total(1)	% of Total	Repetitive Direct Cash Premium(1)	% of Premium	Annuity Deposits	% of Annuity
Texas	$433,549	25.7%	$429,432	25.8%	$4,117	17.8%
New York	174,148	10.3%	173,138	10.4%	1,010	4.4%
Florida	124,840	7.4%	123,146	7.4%	1,694	7.3%
Pennsylvania	67,113	4.0%	66,499	4.0%	614	2.7%
Virginia	64,026	3.8%	63,194	3.8%	832	3.6%
Indiana	59,478	3.5%	58,221	3.5%	1,257	5.4%
Subtotal	923,154	54.6%	913,630	54.8%	9,524	41.2%
All other	766,244	45.4%	752,628	45.2%	13,616	58.8%
Total	$1,689,398	100.0%	$1,666,258	100.0%	$23,140	100.0%

(1)          Excludes premiums of $291 million for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

Total Business In Force

Our direct, acquired and assumed annualized premium in force (including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance) and related policy counts are shown in the following tables:

December 31, 2006

	Gross Annualized Premium in Force(1)
	Senior Market
	Independent Agents		Career Agency		Direct		Total
	$	%	$	%	$	%	$	%	Policies
	(In millions, policies in thousands)
Senior Market Health Insurance
Medicare Supplement	392.3	68.0%	109.2	35.0%	—	—%	501.5	28.7%	231.6
PDP	—	—	—	—	573.3	66.6%	573.3	32.8%	455.9
Other Senior Health	1.8	0.3%	1.5	0.5%	—	—%	3.3	0.2%	7.3
Sub total	394.1	68.3%	110.7	35.5%	573.3	66.6%	1,078.1	61.6%	694.8
Senior Managed Care—Medicare Advantage
Health Plans	5.1	0.9%	75.1	24.1%	286.9	33.4%	367.1	21.0%	35.4
Private Fee-for-Service	105.3	18.2%	39.0	12.5%	—	—%	144.3	8.2%	18.2
Sub total	110.4	19.1%	114.1	36.6%	286.9	33.4%	511.4	29.2%	53.6
Specialty Health Insurance
Accident & Sickness and Other	3.8	0.7%	51.3	16.4%	—	—%	55.1	3.2%	165.7
Long Term Care	20.9	3.6%	16.6	5.3%	—	—%	37.5	2.1%	20.2
Sub total	24.7	4.3%	67.9	21.7%	—	—%	92.6	5.3%	185.9
Life Insurance and Annuity	48.1	8.3%	19.2	6.2%	—	—%	67.3	3.9%	169.5
Total	577.3	100.0%	311.9	100.0%	860.2	100.0%	1,749.4	100.0%	1,103.8

(1)           Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

December 31, 2005

	Gross Annualized Premium in Force(1)
	Senior Market Independent Agents		Career Agency		Direct		Total
	$	%	$	%	$	%	$	%	Policies
	(In millions, policies in thousands)
Senior Market Health Insurance
Medicare Supplement	441.5	81.0%	128.2	50.3%	—	—%	569.7	56.7%	289.1
Other Senior Health	1.4	0.2%	1.1	0.4%	—	—%	2.5	0.2%	5.9
Sub total	442.9	81.2%	129.3	50.7%	—	—%	572.2	56.9%	295.0
Senior Managed Care—Medicare Advantage
Health Plans	—	—%	31.9	12.5%	205.1	100.0%	237.0	23.6%	24.9
Private Fee-for-Service	32.5	6.0%	3.7	1.5%	—	—%	36.2	3.6%	5.1
Sub total	32.5	6.0%	35.6	14.0%	205.1	100.0%	273.2	27.2%	30.0
Specialty Health Insurance
Accident & Sickness and Other	4.0	0.7%	55.1	21.6%	—	—%	59.1	5.9%	182.0
Long Term Care	22.2	4.1%	16.7	6.6%	—	—%	38.9	3.9%	22.1
Sub total	26.2	4.8%	71.8	28.2%	—	—%	98.0	9.8%	204.1
Life Insurance and Annuity	43.7	8.0%	18.0	7.1%	—	—%	61.7	6.1%	166.6
Total	545.3	100.0%	254.7	100.0%	205.1	100.0%	1,005.1	100.0%	695.7

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

	As of December 31,
	2004	2005	2006
	(In thousands)
Annuities	$314,430	$333,235	$321,075
Interest-sensitive Life	161,288	162,513	164,114
Total	$475,718	$495,748	$485,189
Policies	45.0	44.7	42.9

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

The following table summarizes the composition of our investment portfolio by carrying value (which represents fair value):

	December 31, 2005		December 31, 2006
	Carrying Value (Fair Value)	Percent of Total Carrying Value	Carrying Value (Fair Value)	Percent of Total Carrying Value
	(In thousands)
Fixed Maturity Securities:
U.S. Government and
Government agencies(1)	$316,268	24.9%	$263,514	15.7%
Mortgage-backed(1)	56,401	4.4%	137,130	8.2%
Asset-backed	247,129	19.4%	244,483	14.6%
Foreign securities	32,223	2.5%	32,188	1.9%
Investment grade corporates	442,423	34.8%	421,399	25.1%
Non-investment grade corporates	15,301	1.2%	13,372	0.8%
Total fixed maturity securities	1,109,745	87.2%	1,112,086	66.3%
Other Investments:
Policy loans	23,493	1.8%	22,032	1.3%
Other invested assets	2,175	0.2%	1,725	0.1%
Total invested assets	1,135,413	89.2%	1,135,843	67.7%
Cash and cash equivalents	136,930	10.8%	542,130	32.3%
Total cash and invested assets	$1,272,343	100.0%	$1,677,973	100.0%

(1)          U.S. Government and government agencies include GNMA and FMNA mortgage-backed securities.

The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Available for Sale	Carrying Value	Percent of Total Fixed Maturities
	(In thousands)
Due in 1 year or less	$49,403	4.4%
Due after 1 year through 5 years	266,996	24.0%
Due after 5 years through 10 years	199,232	17.9%
Due after 10 years	66,193	6.0%
Mortgage and asset-backed securities	530,262	47.7%
Total	$1,112,086	100.0%

The following table shows the distribution of the ratings assigned by Standard & Poor’s Corporation to the securities in our portfolio of fixed maturity securities:

	December 31, 2005		December 31, 2006
Standard & Poor’s Rating	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment
	(In thousands)
AAA	$389,010	35.1%	$417,465	37.5%
AA	265,157	23.9%	297,006	26.7%
A	338,378	30.4%	289,156	26.0%
BBB	101,899	9.2%	95,087	8.6%
BB	15,301	1.4%	8,670	0.8%
B	—	—%	4,702	0.4%
Total	$1,109,745	100.0%	$1,112,086	100.0%

At December 31, 2006 and 2005, approximately 99% of our fixed maturity investments were rated “investment grade.” “Investment grade” securities are those rated “BBB-” or higher by Standard & Poor’s Corporation or “Baa3” or higher by Moody’s Investors Service. We owned approximately $530.3 million of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, as of December 31, 2006 compared to $507.9 million, as of December 31, 2005, representing approximately 47.7% of our fixed maturity portfolio as of December 31, 2006 and 45.8% of our fixed maturity portfolio as of December 31, 2005. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

Fixed maturity securities with less than investment grade ratings had aggregate carrying values of $13.4 million as of December 31, 2006 and $15.3 million as of December 31, 2005, amounting to 1.2% of total fixed maturity investments as of December 31, 2006 and 1.4% of total investments as of December 31, 2005. These securities represented approximately 0.5% of total assets as of December 31, 2006 and 0.7% of total assets as of December 31, 2005. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2006 was $7.3 million, which was approximately 0.3% of total assets. During the years ended December 31, 2006 and 2005, we did not write down the value of any fixed maturity securities.

Investment Income

Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates will have on our financial statements. The following table presents the investment results of our total invested asset portfolio:

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Total cash and invested assets, end of period	$1,187,775	$1,272,343	$1,677,973
Net investment income	$55,564	$61,448	$75,459
Yield on average cash and investments	4.9%	5.0%	5.1%
Net realized investment gains (including other-than-temporary declines in market value)	$5,616	$5,044	$4,818

Reinsurance

In the normal course of business, we reinsure portions of certain policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our senior market accident & health insurance products are generally reinsured under quota share coinsurance treaties, while our life insurance risks are generally reinsured under either quota share coinsurance or yearly-renewable term treaties. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds.

The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2005				December 31, 2006
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(In millions)
Senior Market Health Insurance
Medicare Supplement	$569.7	$174.6	$395.1	69%	$501.5	$140.4	$361.1	72%
Part D	—	—	—	—%	573.3	281.8	291.5	51%
Other Senior Health	2.5	0.8	1.7	68%	3.3	1.1	2.2	67%
Sub total	572.2	175.4	396.8	69%	1,078.1	423.3	654.8	61%
Specialty Health Insurance(1)
Accident & Sickness and other	59.1	1.9	57.2	97%	55.1	1.7	53.4	97%
Long Term Care	38.9	13.1	25.8	66%	37.5	13.2	24.3	65%
Sub total	98.0	15.0	83.0	85%	92.6	14.9	77.7	84%
Life Insurance and Annuity	61.7	16.1	45.6	74%	67.4	16.3	51.1	76%
Total	$731.9	$206.5	$525.4	72%	$1,238.1	$454.5	$783.6	63%

(1)          Excludes $305.7 million of annualized premiums in force for 2006 and $267.9 million for 2005 for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

We have several quota share coinsurance agreements (as described above) in place with General Re Life Corporation (“General Re”) and Hannover Life Re of America (“Hannover”). General Re is rated “A+” and Hannover is rated “A” by A.M. Best. These agreements cover various accident & health insurance products, primarily Medicare supplement and long term care policies, written or acquired by us and contain ceding percentages ranging from 15% to 100%. Our retention on all new Medicare supplement sales has been 100% since January 1, 2004.

The PDPs sponsored by our subsidiaries are reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Captive Re, Ltd. (“PharmaCare Re”). During 2006, there was approximately $237.4 million of premium ceded as a result of this agreement. During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Re to provide an insured drug benefit for the employees of the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35.0 million. During 2006, there was approximately $292.8 million of both direct and ceded premium as a result of this agreement. During 2005, there was approximately $132.3 million of both direct and ceded premium as a result of this agreement.

During 2006, we ceded premiums of $530.2 million to PharmaCare Re, $80.5 million to General Re, $74.1 million to Hannover and $12.4 million to Swiss Re, representing 28%, 4%,4% and 1% respectively of our total direct and assumed premiums. During 2005, we ceded premiums of $132.3 million to PharmaCare Re, $96.2 million to General Re, $90.6 million to Hannover and $12.0 million to Swiss Re, representing 12%, 9%, 8% and 1% respectively of our total direct and assumed premiums. During 2004, we ceded premiums of $109.0 million to General Re, $105.3 million to Hannover, and $7.7 million to Swiss Re, representing 13%, 13% and 1%, respectively, of our total direct and assumed premiums.

Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2006, all of our primary reinsurers were rated “A” or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re which adequately supports the risks ceded. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

Administration of Reinsured Blocks of Business

We retain the administration for most reinsured blocks of business, including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our administration.

Reinsurance of Senior Managed Care—Medicare Advantage

We reinsure our Medicare Advantage coordinated care and PFFS products on an excess of loss basis, which limits our per member risk to amounts ranging from $100,000 to $200,000.

Reinsurance of Senior Market Health Insurance

Historically, we reinsured much of our Senior Market Health Insurance business to unaffiliated reinsurers under quota share coinsurance agreements. In 2001, we began reducing the amount of premium that we ceded to reinsurers on new business, and all new Medicare supplement business written after January 1, 2004 has been 100% retained by the Company. Under the existing coinsurance agreements, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. As older, reinsured business lapses and new business that has no reinsurance is written, the overall percentage of business we retain will increase. As of December 31, 2006, the percentage of Medicare supplement business in force retained by us increased to 72%, as compared to 69% at the end of 2005.

Reinsurance of Part D

The PDPs sponsored by our subsidiaries are reinsured, on a 50% coninsurance funds withheld share basis, to PharmaCare Re. During 2006, there was approximately $237.4 million of ceded premium as a result of this agreement. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business will be terminated as of December 31, 2007, however, under the termination provisions of the contract, Pennsylvania Life will receive an amount equal to two years of the reinsurance profits generated by the block of business.

Reinsurance of Specialty Health Insurance

We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our Specialty Health Insurance segment. We reinsure our long term care businesson a 50% quota share basis, except for the acquired long term care business written in Pennsylvania Life Insurance Company, and Union Bankers Insurance Company which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $250,000. For other long term care policies issued in the U.S. we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our major medical insurance policies to reduce the liability on individual risks to $325,000 per year.

Reinsurance—Connecticut State Employees

During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. The Company receives an underwriting fee of two percent of premium. Annualized premium in force on this block of business is approximately $300 million. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35 million.

Reinsurance of Life Insurance and Annuity

Senior life insurance products currently being issued are reinsured under 75% quota share coinsurance agreements. Our whole life products currently being issued are reinsured on a yearly renewable term basis for amounts in excess of $100,000.

Provider Arrangements

We provide health care services to members enrolled in our Medicare Advantage coordinated care plans through a network of contracted providers, including physicians, and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, skilled nursing facilities, optical services, and pharmacies.

We use a wide range of systems and processes to organize and deliver needed health care services to our members. The key steps in this process include: the careful selection of primary care physicians to provide overall care management and care coordination of members, the selection of specialists usually by the primary care physicians, contracting for the balance of needed services based on the preference and experience of the local physicians, and the full range of medical management systems required to support the primary care and specialist physicians. We employ quality assessment and recredentialing programs to ensure that target goals relating to the provision of quality patient care are met. The medical management systems include: an inpatient hospitalist program at contracted hospitals, selected authorization of target services, case management, prescription drug management and disease management. Our hospitalist programs use either the patient’s primary care physician or a specially-trained physicians to manage the entire range of our members’ medical care during hospital admissions and to coordinate the members’ discharge and post-discharge care. Substantially all members are assessed upon initial enrollment via a health risk assessment, which permits the stratification of membership into categories of health risk. Members in higher risk categories receive enhanced clinical attention. These various medical management systems are integrated through a care coordination information system to provide clinical and administrative information to support the medical management process. Our disease management programs target high risk specific medical conditions such as congestive heart failure, coronary artery disease, diabetes, and certain other conditions. Our special needs plans for institutionalized beneficiaries focus on the unique needs of this population. SelectCare of Texas has implemented a quality compensation program that measures quality process indicators of care related to prevention and disease specific metrics.

Our health plans usually contract with hospitals based on Medicare’s Diagnosis-Related Group (“DRG”) methodology, which is an all-inclusive rate per admission. Outpatient facilities generally are contracted on Medicare’s Ambulatory Payment Classification (“APC”) or Ambulatory Surgery Center (“ASC”) methodology as appropriate, or a percentage of billed charges which approximates APC reimbursement. Physicians and other providers are contracted on a capitation or fee-for-service basis, utilizing Medicare’s Resource Based Relative Value Scale (“RBRVS”) methodology. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. Our provider contracts with network primary care physicians, specialists and ancillaries generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. The contracts generally may be cancelled by either party without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Our hospital contracts generally may be cancelled by either party without cause upon 90 days prior written notice.

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

In New York and some other states, some of our products, including Medicare supplement, are subject to guaranteed issue “Community Rating” laws that severely limit or prevent underwriting of individual applications. See “Regulation” section of this document. Additionally, we are not permitted to underwrite for new members for our Medicare Advantage HMO Plans or our PFFS plans pursuant to applicable regulations.

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

The increased competition from other Medicare supplement carriers, as well as from Medicare Advantage plans, has affected our production of Medicare supplement business and has caused more of our in-force business to lapse than we had anticipated.

Ratings

Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company’s financial and operating performance, A.M. Best reviews profitability, leverage and liquidity as well as the quality of the book of business, the adequacy and soundness of reinsurance programs, the quality and estimated market value of assets, reserve adequacy and the experience and competence of management. A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Currently, A.M. Best maintains ratings of “B++” on American Pioneer Life Insurance Company, American Progressive Life and Health Insurance Company of New York, Constitution Life Insurance Company, Pennsylvania Life Insurance Company, and Pyramid Life Insurance Company and B+ on Union Bankers Insurance Company and SelectCare of Texas. These B++ and B+ ratings mean that, in A.M. Best’s opinion, these companies have demonstrated “very good” overall performance when compared to standards it has established and have a “good” ability to meet their obligations to policyholders and are in the “Secure” category of all companies rated by A.M. Best. A.M. Best does not rate our other insurance company subsidiaries.

Standard & Poor’s Ratings Service currently assigns its “BBB+” counterparty credit and financial strength ratings to our American Pioneer, American Progressive and Pennsylvania Life subsidiaries. This rating means that in Standard & Poor’s opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor’s. A plus (+) or minus (-) shows Standard & Poor’s opinion of the relative standing of the insurer within a rating category. Standard & Poor’s Rating Service currently assigns its “BBB-”counterparty credit rating on our Amended Credit Facility. This investment grade rating means the obligation exhibits adequate protection parameters.

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

Regulation

General

Our insurance company subsidiaries and health plan affiliates are subject to the laws, regulations and supervision of the jurisdictions in which they are domiciled and licensed, as well as certain Federal laws. The primary purpose of those laws and regulations is to provide safeguards for policyholders rather than to protect the interest of shareholders. Government agencies that oversee insurance and health care products and services generally have broad authority to issue regulations to interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically, which could make it increasingly difficult to control medical costs, among other things. Therefore, future regulatory revisions could affect our operations and financial results.

Medicare

Medicare is a Federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan as an HMO benefit in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide comparable Medicare benefits as a traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides as well as a member’s demographics and acuity.

Under Federal and NAIC model regulations adopted in substantially all states, there are 14 standard Medicare supplement plans (Plans A through L and High Deductible Plans F and J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare supplement insurers must offer Plan A, but may offer any of the other plans at their option. The MMA prohibits the sale of the former H, I and J plans and authorizes two additional plans after December 2005 (Plans K and L).

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

The Part D drug benefit enables Medicare beneficiaries to obtain covered outpatient prescription drug benefit offered through a private drug plan. The Part D drug benefit is subject to certain cost sharing. Under the standard drug coverage, for 2006 the cost sharing is a $250 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare up to a maximum of $2,250, and no reimbursement for drug costs above $2,250, until the beneficiary has paid $3,600. After that, the MMA provides catastrophic stop loss coverage for annual incurred drug costs in excess of $3,600, subject to nominal cost-sharing. Plans are not required to mirror these limits; instead, Part D drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. These numbers are adjusted on an annual basis. The MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid. The Part D drug benefit is offered by new regional prescription drug plans. Medicare Advantage organizations must offer a plan with the Part D drug benefit. In addition, Medicare Advantage plans may bid to offer a stand-alone prescription drug plan of which beneficiaries who have fee-for-service Medicare, may elect.

The MMA also revised payment methodologies for Medicare Advantage organizations beginning in 2004, and in 2006 the MMA expanded the Medicare Advantage program to include new regional plans that provide out-of-network benefits in addition to in-network benefits, in addition to the traditional HMO and fee-for-service plans established by county. The Secretary of Health and Human Services, or HHS, created 34 regions, each of which may include more than one state or portions of a particular state. The MMA created a new competitive bidding process that began in 2006 for both the local HMO plans and the new regional plans for setting the payment to the Medicare Advantage plans and the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program.

CMS conducts audits of plans qualified under its Medicare program at least biannually and may perform other reviews more frequently to determine compliance with Federal regulations and contractual obligations. These audits include review of the plans’ administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

CMS regulations require submission of annual financial statements. In addition, CMS requires that certain disclosures be made to them and to Medicare beneficiaries concerning operations of a health plan contracted under the Medicare program. CMS’s rules require disclosure, upon request, to members of information concerning financial arrangements and incentive plans between the plan and physicians in the plan’s networks. These rules also require certain levels of stop loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume.

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

USA Patriot Act

A portion of the USA PATRIOT Act applying to insurance companies became effective in mid 2004. Insurance companies have to impose processes and procedures to thoroughly verify their agents, applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our insurance companies have implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers. The identification verification requirement of the USA PATRIOT Act was finalized in late 2005. In May 2006, insurance companies were required to verify the identity of their applicants, insureds, and beneficiaries. We continually upgrade our internal procedures, securing software and training of home office staff and producers to maintain compliance.

State and local regulation

Each of our insurance company subsidiaries and our health plan affiliates are also subject to the regulations and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. Such regulations cover, among other things, the declaration and payment of dividends by our insurance company subsidiaries, the setting of rates to be charged for some types of insurance, the granting and revocation of licenses to transact business, the licensing of agents, the regulation and monitoring of market conduct and claims practices, the approval of forms, the establishment of reserve requirements, investment restrictions, the regulation of maximum allowable commission rates, the mandating of some insurance benefits, minimum capital and surplus levels, and the form and accounting practices used to prepare financial statements. A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines or make restitution, which may affect our profitability.

American Pioneer is a Florida domiciled insurance company. American Progressive is a New York domiciled insurance company. Pyramid Life is a Kansas domiciled insurance company. Pennsylvania Life is a Pennsylvania domiciled insurance company. American Exchange, Constitution, Marquette and Union Bankers are Texas domiciled insurance companies. SelectCare of Texas is licensed in Texas as a Provider Sponsored Organization (“PSO”). SelectCare Health Plans, Inc. and SelectCare of Oklahoma, Inc. are licensed as HMO’s in Texas and Oklahoma, respectively. Collectively, our insurance subsidiaries are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia and Puerto Rico. We also operate Medicare Advantage coordinated care plans in Texas, Florida, Wisconsin and Oklahoma. In addition, certain of these subsidiaries have CMS approved plans to enroll members in our PDPs in 48 states and in our PFFS plans in 35 states, for 2007.

Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. Generally we are required to maintain, with respect to our individual long term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent of earned premium. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required loss ratio standards for both long term care and Medicare supplement insurance. We prepare these calculations utilizing statutory lapse and interest rate assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective premium refunds or prospective premium rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and request approval for rate increases from the respective insurance departments when we determine they are needed. We cannot guarantee that we will receive the rate increases we request.

Every insurance company that is a member of an “insurance holding company system” generally is required to register with the insurance regulatory authority in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies and members of the holding company system are required to be “fair and reasonable” and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

Each of our U.S. insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company’s domiciliary state with elective participation by representatives of the other states in which they are licensed to do business. Regularly scheduled regulatory financial examinations are in process for American Pioneer, American Exchange, Constitution, Marquette, Union Bankers, Pyramid, Pennsylvania Life and SelectCare Health Plans, Inc. as of and for the period ended December 31, 2005. We have not been informed of any significant findings or adjustments to statutory surplus, in the aggregate, from these examinations. During 2005, a regularly scheduled examination of SelectCare of Texas was completed as of and for the period ended December 31, 2004, with no significant findings noted. During 2006, a regularly scheduled examination of SelectCare of Oklahoma was completed as of and for the period ended December 31 2005 with no significant findings noted. The final report on the examination of American Progressive for the three years ended December 31, 2003 was released in January 2006, noting no adjustements to statutory surplus, but cited violations that have all been remediated.

In 2005, the Wisconsin Office of the Commissioner of Insurance (“WI OCI”) initiated an investigation into the sales practices of the Pennsylvania Life sales agents in the state. Company management has met with WI OCI on several occasions to discuss WI OCI’s concerns and to propose Company action. The discussions will continue in an effort to reach a satisfactory agreement.

Many states require deposits of assets by insurance companies for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2006, securities totaling $43.4 million, were on deposit with various state treasurers or custodians. As of December 31, 2005 securities totaling $42.6 million were on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

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

Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the Insurance Department, provided they do not exceed the greater of (i) 10% of the insurer’s surplus as to policyholders as of the preceding December 31; or (ii) the insurer’s net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $21.9 million and Pyramid Life would be able to pay dividends of $2.7 million to American Exchange (their direct parent) in 2007 without the prior approval from the insurance department for their respective states of domicile.

Texas insurance companies also are required to have positive “earned surplus” as defined by Texas regulations, which differs from statutory unassigned surplus, in order to pay dividends without prior regulatory approval. American Exchange, Constitution, Marquette and Union Bankers had negative earned surplus at December 31, 2006 and would not be able to pay dividends in 2007 without regulatory approval. SelectCare is licensed in Texas as a Provider Sponsored Organization (“PSO”) would also not be able to pay dividends in 2007 without regulatory approval.

Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when certain conditions are met. American Pioneer had negative unassigned surplus at December 31, 2006 and would not be able to pay dividends in 2007 without regulatory approval.

Risk-Based Capital and Minimum Capital Requirements

Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer’s business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2006 all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries’ and managed care affiliates’ risk-based capital position decline in the future, their ability to pay dividends, the need for capital contributions from Universal American or the degree of regulatory supervision or control to which they are subjected might be affected.

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

In 2005, Arizona, Connecticut, Georgia, Nevada, Oregon, Rhode Island and Texas passed producer compensation disclosure legislation or regulations. Some other states are considering legislation or regulations dealing with producer commission disclosure. It is possible that some states will adopt laws that are broader than the NAIC model amendment.

Annuity Suitability

In September 2003, the NAIC adopted the Senior Protection in Annuity Transaction Model Regulation. States are adopting the Model or similar suitable regulations. The model regulation imposes additional obligations on insurance producers, their supervisors and insurance carriers relating to annuity sales to customers age 65 and over. The burden of demonstrating suitability of the recommended annuity is that of the producer with oversight responsibilities imposed on the producer’s supervisor and the insurer. We have developed and distributed guidelines to our sales forces to assist in complying with the regulations. The NAIC is in the process of revising the Model to require producers to demonstrate annuity suitability for all customers. We no longer sell annuities, as of September 30, 2006.

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

Our current agreement with Alicomp obligates Alicomp to provide us with comprehensive data processing services and obligates us to utilize Alicomp’s services for substantially all of our mainframe data processing requirements. We are billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific services. Our agreement with Alicomp, as amended, expires on December 31, 2008, and is terminable by us with or without cause. Our current agreement with Alicomp is renewable automatically for consecutive one year terms unless and until either party has provided the other with six months prior written notice of nonrenewal. In the event we elect to terminate the contract, we would be subject to termination fees equal two months of current fees should we terminate the contract in 2007 and one month of current fees should we terminate the contract in 2008. Alicomp also provides us with mainframe disaster recovery services. During 2006, we paid an average of $0.2 million per month under this contract.

Membership Administration.   We outsource the administrative information technology platform necessary to support the Part D business to the Trizetto Group (“Trizetto”). We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information of our Part D business. The initial term for each of the agreements is one year, with automatic renewal from year to year provided that written notice not to renew is given with at least six months prior notice. During 2006, we paid $8.7 million to Trizetto under this contract.

We outsource certain administrative services for our HMO plan business, including member services and billing and enrollment to an unaffiliated heath care services company, pursuant to an agreement which expires in December 2010. Under this agreement, we pay a percentage of monthly revenues, based on a tiered scale, for the contracted services. During 2006, we paid an average of $0.6 million per month, under this contract.

Call Center Outsourcing.   We also outsource a portion of our call center operations to PRC L.L.C. (“PRC”). They operate in multiple locations and handle calls on our Medicare Part D, Medicare Advantage and Medicare supplement business. We are billed monthly on an as used basis. We have agreements with PRC that have an initial term of four years and will expire in 2009, with the ability to renew provided prior written notice has not been given. There are no explicit minimum payments required under the terms of this contract. During 2006 we paid $6.0 million under these contracts.

Business Process Outsourcing.   We have retained Patni Computer Systems, Inc. (“Patni”) as a business outsource vendor to provide various support services for our operations. These support services include data entry, data validation, mailroom imaging and scanning, and overflow labor support. Patni also provides some information technology support and programming. We are billed monthly on an as used basis. The Master Services Agreement was signed in 2005 with an initial term of four years. Additional statements of work have been executed to cover specific limited assignments. The MSA is automatically renewable for annual periods unless written notice to cancel has been provided in advance. There are no explicit minimum payments required under the terms of this contract. In 2006 we paid $3.2 million to Patni under these agreements.

Employees

As of February 15, 2007, we employed approximately 1,400 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

ITEM 1A—Risk Factors

This document includes both historical and forward-looking statements. The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements in this Form 10-K or made by the Company elsewhere to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends and uncertainties. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition or operating results. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results.

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

We have a significant amount of debt outstanding that contains restrictive covenants, and we may be unable to service and repay our debt obligations if our subsidiaries cannot pay sufficient dividends or make other cash payments to us.

As of December 31, 2006, we had $91 million of debt outstanding under our amended credit agreement. As of March 13, 2007, we also had $50 million of debt outstanding under our new short-term revolving credit facility. We have available borrowing capacity under our senior secured revolving credit facility of $15 million. In addition, as of December 31, 2006, we had $75 million in trust preferred securities. In March 2007, we signed a letter of intent to issue up to an additional $100 million in trust preferred securities through a subsidiary trust. The closing of the issuance of $50 million of the trust preferred securities is expected to occur in late March 2007. These trust preferred securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This reference to the trust preferred securities shall not constitute and offer of any sale of the securities. Substantially all of the capital stock of our operating subsidiaries is pledged to our bank lenders. Because our principal outstanding indebtedness has been incurred by our parent company, our ability to make interest and principal payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to our parent company. Our subsidiaries will be able to pay dividends to our parent company only if they earn sufficient profits and, in the case of our insurance company and health plan subsidiaries, they satisfy the requirements of the state insurance laws relating to dividend payments and the maintenance of required surplus, to which they are subject.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. We may also incur additional indebtedness in the future. Our indebtedness could have additional adverse consequences, including:

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

Our continued growth is dependent upon our ability to support premium revenue growth through the expansion of our markets and our network of agents while at the same time maintaining sufficient levels of capital and surplus to support that growth. Our new business growth typically results in reduced income caused by investment expenses in new market expansion and, on certain insurance products, net losses during the early years of a policy (statutory surplus strain). The resulting reduction in capital and surplus can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and other required statutory surplus parameters. In addition, some states, such as Florida and Texas, limit an insurer’s ability to write certain lines of business if gross and/or net premiums written would exceed a specified percentage of capital and surplus. In addition, we are required to maintain adequate risk based capital ratios as prescribed by each state. Moreover, substantially more capital than the statutory minimums are needed to support our level of premium growth and to finance acquisitions. If we cannot generate sufficient capital and statutory surplus to maintain minimum statutory requirements and to support our growth, we could be restricted in our ability to generate new premium revenue.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our ability to obtain funds from our subsidiaries may be restricted and our cash flows and liquidity may be adversely affected.

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Universal American Financial Corp., our parent company, including payment of principal and interest on our debt obligations. These subsidiaries generally are regulated by states’ Departments of Insurance. Our health plan and insurance company subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to their earnings. These laws and regulations also limit the amount of management fees our subsidiaries may pay to their affiliates, including our management subsidiaries, without prior approval of, or notification to, state regulators.

We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from our parent company. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. The pre-approval and notice requirements vary from state to state, and the discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Subsidiaries that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our subsidiaries, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy and satisfy our debt obligations or we could be required to incur additional indebtedness to fund these strategies.

In addition, one or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state Departments of Insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, including our recent offerings of PDPs and expansion of private fee for service products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

In the event that we are unable to provide sufficient capital to fund the obligations of Universal American Financial Corp., our operations or financial position may be adversely affected.

Downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations.

Increased public and regulatory concerns regarding the financial stability of insurance companies and health plans have resulted in consumers placing greater emphasis upon financial strength ratings. Claims paying ability, financial strength, and debt ratings by recognized rating organizations are an increasingly important factor in establishing the competitive position of insurance companies and health plans. Ratings information is broadly disseminated and generally used throughout the industry. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our subsidiaries by independent industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our subsidiary writing the business improves to at least an “A-“ from their current “B++.” The lack of higher A.M. Best ratings for our subsidiaries could adversely affect sales of our products. Our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. Any future downgrade in our ratings may cause our policyholders and members to lapse, and may cause some of our agents to sell less of our products or to cease selling our products altogether. Increased lapse rates would reduce our premium revenue and net income. Thus, downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

If we fail to properly maintain the integrity of our data and information systems, our business could be materially adversely affected.

Our business depends significantly on efficient, effective and secure information systems and the integrity and timeliness of the data we use to run our business. We have various information systems which support our operating segments. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data.

Our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses was found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, or suffer other adverse consequences.

To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of our data center to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed.

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

There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting our proprietary information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our financial positions, results of operations and cash flows.

Any failure by us to manage our growing operations or to successfully integrate acquisitions and other significant transactions could harm our financial results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions that will enhance our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, transactions as well as effectively integrate any such acquired companies into our operations. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be unable to sustain our historical growth rates, we may be put at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

Acquisition risk

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

Acquisitions involve numerous additional risks, some of which we have experienced in the past, including:

•       difficulties in the integration of operations, technologies, products, systems and personnel of the acquired company;

•       diversion of financial and management resources from existing operations;

•       potential increases in policy lapses;

•       potential losses from unanticipated litigation or levels of claims;

•       inability to generate sufficient revenue to offset acquisition costs;

•       loss of key customer accounts: and

•       loss of key provider contracts or renegotiation of existing contracts on less favorable terms.

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

To the extent we complete an acquisition, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of: (1) additional employees who are not familiar with our operations; (2) new provider networks, which may operate on terms different from our existing networks; (3) additional members, who may decide to transfer to other healthcare providers or health plans; (4) disparate information technology, claims processing, and record keeping systems; and (5) accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of reserves, IBNR claims, valuation and accounting for goodwill and intangible assets, stock-based compensation, and income tax matters.

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

•       our inability to raise sufficient capital;

•       the time and costs associated with designing and filing new product forms and recruiting related sales forces to offer in the new area;

•       the time and costs associated with obtaining regulatory approval to operate in the new area or expanding our licensed service area, as the case may be;

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

•       the cost of implementation and on-going administration of newly developed programs and services,

•       our inability to achieve sufficient scale of operations to cover the administration and marketing costs associated with entering new markets, and

•       demographics and population density.

Our ability to manage our growth and compete effectively will depend, in part, on our success in addressing these demands and risks. Any failure by us to effectively manage our growth could have a material adverse effect on our business, financial condition or results of operations.

If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes opportunities created by the Medicare Modernization Act of 2003. or MMA. The MMA offers new opportunities in our Medicare programs, including our HMO and private fee-for-service Medicare Advantage products, as well as our stand-alone Part D prescription drug plans; we have made substantial additional investments in our Medicare programs to enhance our ability to participate in these programs. Over the last few years we have increased the size of our Medicare geographic reach since the enactment of the MMA through expanded Medicare product offerings. We offer both stand-alone Part D prescription drug plans and Medicare Advantage plans with prescription drug coverage in addition to our other product offerings. For 2007, we have been approved to offer the Medicare Part D prescription drug plans in 38 states as well as the District of Columbia. We are also approved to offer PFFS plans in 35 states, up from 15 states in 2006. The growth in our Medicare membership and revenues impacts the pattern of our quarterly earnings, including the timing of membership enrollment and the speed with which the individual members meet their deductibles and cost-sharing provisions.

We have also made substantial investments in the service personnel and technology necessary to administer the growing Medicare business. We continue to work with CMS to devise solutions to certain CMS systems issues that have created some difficulty receiving correct information about eligibility of our members in the Medicare Advantage and Part D programs.

The growth of our Medicare business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our financial position, results of operations or cash flows. In addition, the expansion of our Medicare business in relation to our other businesses may intensify the risks to us inherent in the Medicare business, which are described elsewhere in this document. These expansion efforts may result in less diversification of our revenue stream.

There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position us for future growth or that the products we design will be accepted or adopted in the time periods assumed. We also make no assurance that investments in these initiatives will recoup their costs and/or be profitable in the future. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

Any failure to manage sales and administrative costs could hamper profitability.

The level of our sales and administrative expenses impacts our profitability. While we proactively attempt to effectively manage such expenses, increases in the cost of sales and marketing, staff-related expenses, investment in new products, including our opportunities in the Medicare programs, greater emphasis on small group and individual health insurance products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time.

There can be no assurance that we will be able to successfully contain our sales expenses in line with our actual levels of production and our administrative expenses in line with our membership base. This may result in a material adverse effect on our financial position, results of operations and cash flows.

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

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

There is substantial federal and state governmental regulation of our business. Several laws and regulations adopted by the Federal government including the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, HIPAA, MMA, the USA PATRIOT Act, and “Do Not Call” regulations, have created additional administrative and compliance requirements on us. The requirements of these laws and regulations are still evolving, and the cost of compliance may have an adverse effect on our profitability. In addition, if we do not comply adequately, we may be faced with civil, criminal and administrative penalties.

Laws in each of the states in which we operate our health plans and insurance companies also regulate our sales practices, operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. These state regulations generally require, among other things, prior approval and/or notice of new products, premium rates, benefit changes, and certain material transactions, including dividend payments, purchases or sales of assets, inter-company agreements, and the filing of various financial and operational reports.

We are also subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Our health plans and insurance companies are audited by state Departments of Insurance for financial and contractual compliance. Our health plans are audited for compliance with health services by state Departments of Health. Audits and investigations are also conducted by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, and state Departments of Insurance and Departments of Health. Several state attorneys general and Departments of Insurance are currently investigating the practices of insurance brokers, including some of those used by certain companies in the health care industry.

Any adverse review, audit or investigation could result in:

•       forfeiture of amounts we have been paid pursuant to our government contracts;

•       imposition of civil or criminal penalties, fines or other sanctions on us;

•       loss of licensure or the right to participate in government-sponsored programs, including Medicare;

•       damage to our reputation in various markets; and

•       increased difficulty in marketing our products and services.

Any of these events could make it more difficult for us to sell our products and services, reduce our revenues and profitability and otherwise adversely affect our operating results. See “Regulation” section in Part I, Item 1 of this Annual Report on Form 10-K.

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

Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA could also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of the work force, who on behalf of a covered entity performs or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation, or financial services.

Changes in governmental regulation or legislative reform could increase our costs of doing business and adversely affect our profitability.

Our health plans and insurance companies are extensively regulated by the Federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect policyholders, health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

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

•       forcing us to alter or restructure our relationships with providers and agents;

•       restricting our ability to market our products; or

•       requiring us to implement additional or different programs and systems.

While it is not possible to predict when and whether fundamental policy changes would occur, these could include policy changes on the local, state and federal level that could fundamentally change the dynamics of our industry, such as a much larger role of the government in the health care arena. Changes in public policy could materially affect our profitability, our ability to retain or grow business, or in the event of extreme circumstances, our financial condition. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•       health insurance access and affordability;

•       disclosure of provider quality information;

•       universal health coverage; and

•       disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency.

All of these proposals could apply to us and could result in new regulations that increase the cost of our operations. There can be no assurance that legislative or regulatory change will not have a material adverse effect on our business.

Our reliance upon third party administrators may disrupt or adversely affect our operations.

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors.

We have outsourced the operation of our data center, call centers and new business processing services to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. We also are reliant upon data from our joint venture partner PharmaCare, our prior third party administrator TMG Health (“TMG”), and CMS for information relating to Part D and Medicare Advantage membership and claims administration. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. While we believe that we have adequate monitoring and review controls in place including review of reports of independent auditors on controls placed in operation and tests of operating effectiveness, pursuant to Statement on Auditing Standards No. 70, for those providers that have them, we have not been able to independently test and verify these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans’ relationships with our members or our results of operations. Additionally, as of 2006, we ceased to utilize TMG to manage our PFFS claims, and brought this function in house. This has put new administrative burdens on us. A change in service providers could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

Reductions in funding for Medicare programs could materially reduce our profitability.

Approximately 55% of our total revenue for the fiscal year ended December 31, 2006 is generated by the operation of our Medicare Advantage health plans, PFFS plans and Part D prescription drug plans. As a result, our revenue and profitability are dependent on government funding levels for these programs. Therates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare rate levels may be affected by continuing government efforts to contain medical expense, including prescription drug costs, and other federal budgetary constraints. Medicare Advantage health plans like ours are currently being examined by the government in comparison to Medicare fee-for-service payments, and such examination could result in a reduction in payments to Medicare Advantage health plans. Changes in the Medicare program, including with respect to funding, may affect our ability to operate under the Medicare program and/or lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.

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

•        As of 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program and private fee-for-service plans were implemented pursuant to the MMA. Medicare PPO’s and private fee-for-service plans allow their members more flexibility to select physicians than the current plans, which are HMOs that require members to coordinate with a primary care physician. The regional Medicare PPO program and private fee-for-service plans compete with local Medicare Advantage programs and have affected, and may continue to affect, our Medicare Advantage business.

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

The new limited annual enrollment process may adversely affect our growth and ability to market our products:

•        Beginning in 2006, Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits until the next enrollment period. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.

The limited annual enrollment period may make it difficult to retain an adequate sales force:

•        As a result of the limited annual enrollment period and the subsequent “lock-in” provisions of the MMA, our sales force, including our independent sales brokers and agents, may be limited in their ability to market certain of our products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products.

We may be unable to continue to provide the Medicare Part D benefit profitably.

Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer were required to offer a prescription drug benefit, as defined by Medicare, and Medicare Advantage enrollees were required to obtain their drug benefit from their Medicare Advantage plan. Such combined managed care plans offering drug benefits are, under the new law, called MA-PDs. Current enrollees may prefer a stand-alone drug plan and may dis-enroll from the Medicare Advantage plan altogether in order to participate in another drug plan. Accordingly, the new prescription drug benefit could reduce our profitability and membership enrollment.

Some enrollees may have chosen our Medicare Advantage plan in the past rather than a Medicare fee-for-service program because of the added drug benefit that we offer with our Medicare Advantage plans. Effective January 1, 2006, Medicare beneficiaries have the opportunity to obtain a drug benefit without joining a managed care plan. Additionally, Medicare beneficiaries that participate in a Medicare Advantage plan that enroll in a stand-alone PDP will be automatically dis-enrolled from their Medicare Advantage plan. Accordingly, the existence of new PDPs in our service areas could result in our members intentionally or inadvertently dis-enrolling from our plans and reduce our membership and profitability.

We began marketing our MA-PDs and PDPs in October 2005 and began enrolling members, effective as of January 1, 2006, on November 15, 2005. Our ability to profitably operate our MA-PDs and PDPs will depend on a number of factors, including our ability to attract members, to continue to develop the necessary core systems and processes and to manage our medical expense related to these plans. Because there has only been one year of experience with the new Medicare Part D program, there remains uncertainty as to the ultimate market size, consumer demand, and related medical loss ratio. Accordingly, we do not know whether we will be able to operate our MA-PDs or PDPs profitably or competitively in the future, and our failure to do so could have an adverse effect on our results of operations.

The MMA provides for “risk corridors” that are expected to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the per member per month, or pmpm, bids submitted to CMS in excess of certain specified ranges. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. It is anticipated that the initial risk corridors in 2006 and 2007 will provide more protection against excess losses than will be available beginning in 2008 and future years as the thresholds increase and the reimbursement percentages decrease. In addition, we expect there will be a delay in obtaining reimbursement from CMS for reimbursable losses pursuant to the risk corridors. In that event, we expect there would be a negative impact on our cash flows and financial condition as a result of being required to finance excess losses until we are reimbursed. In addition, as the risk corridors are designed to be symmetrical, a plan whose actual costs fall below their expected costs would be required to reimburse CMS based on a similar methodology as set forth above. Furthermore, reconciliation payments for estimated upfront Federal reinsurance payments, or, in some cases, the entire amount of the reinsurance payments, for Medicare beneficiaries who reach the drug benefit’s catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. Accordingly, it may be difficult to accurately predict or report the operating results associated with our drug benefits. We anticipate settling with CMS on amounts related to the risk corridor adjustment and subsidies in 2007 as part of final settlement of Part D payments for the 2006 plan year.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Due to the nature of our business, we are subject to a variety of legal and regulatory actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•       claims relating to sales or underwriting practices;

•       claims relating to the methodologies for calculating premiums;

•       claims relating to the denial or delay of health care benefit payments;

•       claims relating to claims payments and procedures;

•       additional premium charges for premiums paid on a periodic basis;

•       claims relating to the denial, delay or rescission of insurance coverage;

•       challenges to the use of some software products used in administering claims;

•       claims relating to our administration of our Medicare Part D and other healthcare and insurance offerings;

•       medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice or negligence;

•       claims relating to product design;

•       allegations of anti-competitive and unfair business activities;

•       provider disputes over compensation and termination of provider contracts;

•       allegations of discrimination;

•       claims related to the failure to disclose some business practices;

•       allegations of breaches of fiduciary or other duties to customers;

•       claims relating to inadequate disclosure in our public filings;

•       allegations of agent misconduct;

•       claims relating to customer audits and contract performance; and

•       claims relating to dispensing of drugs associated with our in-house mail order pharmacy.

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

A description of material legal actions in which we are currently involved is included under “Item 3—Legal Proceedings” and “Commitments and Contingencies” in Note 15 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. We also may be subject to additional litigation in the future. Litigation could materially adversely affect our business or results of operations because of the costs of defending these cases, the costs of settlement or judgments against us, or the changes in our operations that could result from litigation. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. In addition, we could suffer significant harm to our reputation, which could have an adverse effect on our business, financial condition and results of operations. As a result, we may incur significant expenses and may be unable to effectively operate our business.

While we currently maintain insurance coverage that we believe is adequate based on industry standards, potential liabilities may not be covered by insurance or indemnity, insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. In addition, some types of damages, like punitive damages, may not be covered by insurance. The cost of business insurance coverage has increased significantly. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all.

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

We provide our Medicare and other services through a limited number of contracts with Federal government agencies. These contracts generally have terms of one or two years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, our right to add new members may be suspended by a government agency if it finds deficiencies in our provider network or operations. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, including seeking to enter into contracts in other geographic markets, seeking to enter into contracts for other services in our existing markets, or seeking to acquire other businesses with existing government contracts. If we were unable to do so, we could be forced to cease conducting business. In any such event, our revenues and profits would decrease materially.

Because our Medicare Advantage premiums, which generate most of our Medicare Advantage revenues, are fixed by contract, we are unable to increase our Medicare Advantage premiums during the contract term if our corresponding medical benefits expense exceeds our estimates.

Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, and various other costs incurred to provide health insurance coverage to our members. Generally, premiums in the health care business are fixed on an annual basis by contract, and we are obligated during the contract period to provide or arrange of the provision of healthcare services as established by the Federal government.

If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows. If our estimates of reserves are inaccurate, our ability to take timely correction actions or to otherwise establish appropriate premium pricing could be adversely affected. Failure to adequately price our products or to estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, cost trends, product mix, seasonality, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:

•       increased utilization of medical facilities and services, including prescription drugs;

•       increased cost of such services;

•       our membership mix;

•       variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•       periodic renegotiation of hospital, physician and other provider contracts, or the consolidation of such entities;

•       membership in markets lacking adequate provider networks;

•       changes in the demographics of our members and medical trends affecting them;

•       termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•       possible changes in our pharmacy rebate program with drug manufacturers;

•       the occurrence of catastrophes, including acts of terrorism, public health epidemics, or severe weather events;

•       the introduction of new or costly treatments, including new technologies;

•       medical cost inflation;

•       government mandated benefits or other regulatory changes; and

•       contractual disputes with hospitals, physicians and other providers.

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

We derive a substantial portion of our Medicare Advantage health plan revenues and profits from Medicare Advantage health plan operations in Texas, and legislative actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

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

CMS has implemented a risk adjustment model which apportions premiums paid to Medicare health plans according to health severity. A risk adjustment model pays more for enrollees with predictably higher costs. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility.

Under the risk adjustment methodology, all Medicare health plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. CMS has transitioned to the risk adjustment model for Medicare Advantage plans. In 2006, the portion of risk adjusted payment was increased to 75% from 50% in 2005. The phase-in of risk adjusted payment has increased to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information and thereby enhancing our risk scores.

Commensurate with phase-in of the risk-adjustment methodology, payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. The payment adjustments for budget neutrality were first developed in 2002 and began to be used with the 2003 payments. The budget neutrality adjustment will begin phasing out in 2007 and will be fully eliminated by 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans’ premiums unless our risk scores increase. We cannot assure you that our risk scores will increase in the future or, if they do, that they will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

If we are unable to develop and maintain satisfactory relationships with the providers of care to our members, our profitability could be adversely affected and we may be precluded from operating in some markets.

We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products encourage or require our customers to use these contracted providers. These providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependant upon our ability to enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers in our geographic markets, and convenient locations for our members.

In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market and could preclude us from renewing our Medicare contracts in those markets or from entering into new markets. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our network providers, we may be unable to maintain those relationships or enter into agreements with providers in new markets on a timely basis or under favorable terms. In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members, disruption of benefits to our members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-

specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. It is our understanding that one of our significant provider groups recently has formed an HMO in the southeastern Texas market. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or otherwise place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a “capitation” contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations, including loss of membership or higher healthcare costs.

Corporate practice of medicine and fee-splitting laws may govern our business operations, and violation of such laws could result in penalties and adversely affect our arrangements with contractors and our profitability.

Several states have laws known as the corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services.

We perform only non-medical administrative and business services for physicians and physician groups. We do not represent that we offer medical services, and we do not exercise control over the practice of medical care by providers with whom we contract. We do, however, monitor medical services to ensure they are provided and reimbursed within the appropriate scope of licensure. In addition, we have developed close relationships with our network providers that include our review and monitoring of the coding of medical services provided by those providers. We also have compensation arrangements with providers that may be based on a percentage of certain provider fees and in certain cases our network providers have agreed to exclusivity arrangements. In each case, we believe we have structured these and other arrangements on a basis that complies with applicable state law, including the corporate practice of medicine and fee-splitting laws.

Despite our structuring these arrangements in ways that we believe comply with applicable law, regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or if new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found legally invalid and unenforceable, which could adversely affect our operations and profitability and we could be subject to civil or, in some cases, criminal, penalties.

We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce such rights.

Our success depends, in part, upon our ability to market our health plans under our brand names, including, but not limited to, our Today’s Options®, Prescription PathwaySM, Senior Solutions®, and Texan Plus® family of products. While we have been granted trademark registrations in the United States for these names, we may not have taken enforcement action to prevent infringement of these marks and may not have secured registrations of the other brand names that we use in our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our intellectual property is difficuld, and we cannot be certain that the steps we have taken will prevent misappropriation of such intellectual property rights. Other businesses may have prior rights in the brand names that we market under or in similar names, which could cause market confusion, limit or prevent our ability to use these marks, or prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

We are subject to significant competition, and if we do not design and price our products properly and competitively, our membership and profitability could decline.

We operate in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future. We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. We compete for members in our health plans on the basis of many factors, including the size, location, quality and depth of provider networks, benefits provided, quality of service and reputation. We also expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into additional markets.

If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to maintain or increase our market share, if membership and customers do not increase as we expect, if membership declines, or if we lose accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

Increased litigation and negative publicity could increase our cost of doing business.

The health care industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation and governmental review of industry practices. These factors, as well as any negative publicity about us in particular, could adversely affect our ability to market our products or services and to attract and retain members, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

Our net income may decline if our insurance premium rates are not adequate.

We set the premium rates on our insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity and duration of the claim, the mortality rate of our policyholder base, the persistency or renewal rate of our policies in force, our commission and policy administration expenses, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our accident and health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration our actual claims experience compared to expected claims experience, policy persistency (which means the percentage of policies that are in-force at certain intervals from the issue date compared to the total amount originally issued), investment income and medical cost inflation. If the regulators do not believe these factors warrant a rate increase, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for rate increases in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to let their policies lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period.

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

Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders’ equity.

We calculate and maintain reserves for the estimated future payment of claims to our insurance policyholders using the same actuarial assumptions that we use to set our premiums. For our accident and health insurance business, we establish active life reserves for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and medical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and prior years’ statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and shareholders’ equity.

The availability of reinsurance on acceptable terms and the financial stability of our reinsurers could impact our ability to manage risk and increase the volume of insurance that we sell.

We utilize reinsurance agreements with larger, financially sound reinsurers to mitigate insurance risks that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. As of December 31, 2006, we ceded to reinsurers approximately 28% of our gross annualized insurance premium in force, excluding the State of Connecticut employee business, which is 100% ceced to Pharmacare Re. Reinsurance arrangements leave us exposed to two risks: credit risk and replacement risk. Credit risk exists because reinsurance does not relieve us of our liability to our insureds for the portion of the risks ceded to reinsurers. We are exposed to the risk of a reinsurer’s failure to pay in full and in a timely manner the claims we make against them in accordance with the terms of our reinsurance agreements, which could expose our insurance company subsidiaries to liabilities in excess of their reserves and surplus and could expose them to insolvency proceedings. The failure of a reinsurer to make claims payments to us could materially and adversely affect our results of operations and financial condition and our ability to make payments to our policyholders. Replacement risk exists because a reinsurer may cancel its participation on new business issued on advance notice. As a result, we would need to find reinsurance from another source to support our level of new business. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Because our current reinsurance agreements are non-cancelable for business in force, non-renewal or cancellation of a reinsurance arrangement affects only new business and the reinsurer remains liable on business reinsured prior to non-renewal or cancellation. In the event that current reinsurers cancel their participation on new business, we would seek to replace them, possibly at higher rates. If we are not able to reinsure our life insurance products on acceptable terms, we would consider limiting the amount of such new business issued. A failure to obtain reinsurance on acceptable terms would allow us to underwrite new business only to the extent that we are willing and able to bear the exposure to the new business on our own.

We may experience future lapsation in our Medicare Supplement business.

We experienced higher than expected lapsation in our Medicare supplement business beginning in the third quarter of 2005, which continued through 2006. We believe that there are a number of factors contributing to the lapsation, including competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of certain of our sales managers. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare supplement business will decline from the 2005 and 2006 levels, requiring faster amortization of the deferred costs.

We may experience higher than expected loss ratios in our Medicare Supplement business.

We may experience higher than expected loss ratios on our Medicare supplement business. In the past, as a result of higher than anticipated Part B costs (outpatient doctor costs) and skilled nursing facility incidence, we did not see our historical pattern of seasonal reduction in loss ratios in the latter part of the year. We actively seek to obtain appropriate rate action in an effort to reverse the trend in these numbers, however, we can make no assurances that future rate increases will be obtained, or if obtained, will be sufficient. We also cannot give assurance that our Medicare supplement loss ratio will not continue to increase beyond what we currently anticipate.

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

We have concluded that the sale of long term care insurance and annuities does not fit within our strategic or financial goals. We began to curtail the sale of new long-term care business in 2003, and stopped all new sales at the end of 2004. Approximately, $37.5 million of annualized premium remains in force, of which we retain approximately $24.3 million. The overall block of business continues to generate losses; however we have incurred substantial losses from a specific block of Florida home health care business that we stopped selling in 1999. We stopped selling new annuity business in 2006. There can be no assurance that current premiums we charge will be adequate to cover the claims expenses that we will incur in the future. There is also no assurance that rate increases that we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience.

We contract with CMS to provide Medicare Part D Prescription Drug benefits.

Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals. While we believe we have adequately reviewed our assumptions regarding the Medicare Part D program, our actual results may differ from our assumptions. Risks associated with the Medicare prescription drug plans include:

•       an increase in the cost of pharmaceuticals;

•       possible changes in our pharmacy rebate program with drug manufacturers;

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

•       CMS has released regulations on Part D that impact the revenue that can be earned by our joint venture, PDMS.  It is likely that the level of earnings of PDMS will be significantly reduced, beginning in 2008.

•       We cannot be certain that our products will be competitive, as compared to other PDPs.

•       We are making actuarial assumptions about the utilization of benefits in our PDPs. Because Part D is a relatively new program, there is little historical basis for these assumptions, and we cannot be assured that these assumptions will prove to be correct and that premiums will be sufficient to cover benefits.

•       As of December 31, 2006, CMS had automatically assigned dual eligibles to our PDP plans in regions where our price is under the regional benchmarks. We cannot guarantee that all of these dual eligibles assigned to us will continue to participate in our PDP’s in the future. In addition, because dual eligible beneficiaries can change their PDP each month, we can not assure that the dual eligible beneficiaries who are automatically assigned to our PDP’s will remain in our PDPs.

•       Part D is a relatively new program and the competitive landscape is uncertain. We expect to encounter competition from other PDP sponsors, some of whom may have significantly greater resources and brand recognition than we do. Our marketing arrangement with CVS is non-

exclusive, and CVS has entered into marketing arrangements with our competitors. We cannot predict whether we will be able to effectively compete in this new market.

•       There is uncertainty as to whether the dual eligibles auto-assigned to us for 2007 will be re-assigned to our PDPs in 2008.

•       We can not be certain that our future bids will be competitive to those bids submitted by other PDPs.

•       If our current providers, including our pharmacy benefits manager, terminate their contracts, we will have to contract with other providers to take their place.

Our inability to collect receivables owed to us by other Part D prescription drug plans may disrupt or adversely affect our prescription drug plans.

During 2006, we incurred Part D medical expenses on behalf of Medicare beneficiaries who were not members of our prescription drug plans. Likewise, we received notice of claims from other plans who paid claims on behalf of our members. CMS established a plan-to-plan, or P2P, reconciliation process to address this condition and provide a means of settlement between plans. Additionally, CMS recently published its state-to-plan, or S2P, reconciliation process whereby health plans will settle with state Medicaid programs who paid claims on behalf of Medicare beneficiaries. We have recorded our estimated liabilities under P2P and S2P at December 31, 2006. Ultimate resolution of the P2P and S2P reconciliation processes could result in adjustments, up or down, to the amounts currently estimated and recoverable.

Upon the direction of CMS, we have paid prescription drug benefits for Medicare beneficiaries who were, in fact, members of PDP plans, other than our Prescription Pathway plans. We have recorded a receivable of $50.7 million for these payments. We have recorded a liability of approximately $1.7 million to other PDPs for our Prescription Pathway members whose drug costs have been borne by other plans. Although CMS has initiated a process for reconciling these errors in membership and drug costs, there can be no assurance that we will be fully reimbursed for these costs by CMS or another PDP plan sponsor. Although we intend to actively pursue amounts due us in the CMS reconciliation process, we cannot assure you that we will receive reimbursements from any other plan. Any amounts not collectible will be reported as additional claim costs and are subject to both reinsurance and the risk corridor adjustment.

Financial accounting for the Medicare Part D benefits is complex.

The accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition, taken together with the complexity of the Part D product and recent challenges in reconciling CMS Part D membership data with our records, may lead to variability in our reporting of quarter-to-quarter earnings and to uncertainty among investors and research analysts following the company as to the impacts of our Medicare Part D plans on our full year results.

We rely on the accuracy of information provided by CMS regarding the eligibility of a person to participate in our Part D plans, and any inaccuracies in those lists could cause CMS to recoup premium payments from us with respect to members who turn out not to be ours, which could reduce our revenue and profitability.

Premium payments that we receive from CMS are based upon eligibility lists produced by federal and local governments. From time to time, CMS requires us to reimburse them for premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service areas or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals. In addition to recoupment of premiums previously paid, we also face the risk that CMS could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

Our strategic alliance with our pharmacy benefits manager, PharmaCare Management Services, Inc., could be terminated after 2007.

On March 21, 2005, we entered into a strategic alliance in the ordinary course of business with PharmaCare Management Services, Inc., a pharmacy benefits manager that is a wholly-owned subsidiary of CVS Corporation, pursuant to which PharmaCare performs pharmacy benefits management services for our Medicare Part D Plans. Under the strategic alliance, we share equally with PharmaCare in the results of the Part D business, including through (i) a 50% coinsurance funds withheld reinsurance agreement with PharmaCare’s wholly-owned subsidiary, PharmaCare Captive Re, Ltd., and (ii) Part D Management Services, L.L.C., or PDMS, the joint venture owned equally by Universal American and PharmaCare, which principally performs Part D marketing and risk management services for which it receives fees and other remuneration from our Part D plans and PharmaCare Re.

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

The strategic alliance with PharmaCare will continue to be effective through 2007, and although we presently expect the strategic alliance to continue after 2007, we cannot make assurances of that expectation given the option of either party to deliver to the other party an offer notice, which, only if timely delivered by PharmaCare and accepted by us, could interrupt our Part D operations for a period of time. If an offer notice is timely delivered by us and accepted by PharmaCare, or if an offer notice is timely delivered by PharmaCare and we exercise our right to buy PharmaCare’s equity interest, we expect our Part D operations to continue uninterrupted, other than the replacement of PharmaCare with another pharmacy benefits manager, which we believe can be effected seamlessly, although possibly on varying terms from the PharmaCare arrangement.

A reduction in the number of members in our health plans could adversely affect our results of operations.

A reduction in the number of members in our health plans could adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•       competition in premium or plan benefits from other health care benefit companies;

•       reductions in the number of employers offering health care coverage;

•       competition from physicians or other provider groups who may elect to form their own health plans;

•       reductions in work force by existing customers;

•       our increases in premiums or benefit changes;

•       our exit from a market or the termination of a health plan;

•       negative publicity and news coverage relating to our company or the managed health care industry generally; and

•       catastrophic events, including natural disasters and man-made catastrophes, and other unforeseen occurrences.

We have and may continue to incur significant expenses in connection with the implementation and expansion of our new Medicare Advantage plans, which could adversely affect our operating results.

For the 2007 selling season, we expanded the markets in which we offer our Medicare Advantage products, including expansion of our PFFS plans from 15 to 35 states and expansion of our HMO plans to new markets in Florida, North Texas and Wisconsin. In connection with this expansion, we have incurred expenses to upgrade and improve our infrastructure, technology, and systems to manage these products, and will in the future incur additional expenses. In particular, our expenses incurred in connection with the implementation and expansion of our Medicare Advantage program included the following:

•       hiring and training of personnel to establish and manage systems, operations, regulatory relationships, and materials;

•       systems development and upgrade costs, including hardware, software and development resources;

•       marketing and sales;

•       enrolling new members;

•       developing and distributing member materials such as ID cards and member handbooks; and

•       handling sales inquiry and customer service calls.

There can be no assurance that such expenditures will be recouped or will result in profitable operations, currently, or in the future.

Our stock price and trading volume may be volatile.

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in our industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care and insurance industries (including the regulatory environment) and the capital markets may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•       variations in our operating results;

•       changes in the market’s expectations about our future operating results;

•       changes in financial estimates and recommendations by securities analysts concerning our company or the health care or insurance industries generally;

•       operating and stock price performance of other companies that investors may deem comparable;

•       news reports relating to trends in our markets;

•       changes in the laws and regulations affecting our business;

•       acquisitions and financings by us or others in our industry; and

•       sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur, including potential going-private transactions.

If we are unable to maintain effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our common stock.

Because of our status as a public company, we are required to enhance and test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. We consistently review and work with our internal departments and independent legal, accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. If we are unable to timely identify, implement, and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction. These results may also subject us to adverse regulatory consequences.

State insurance laws and anti-takeover provisions in our organizational documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of state insurance laws and in our restated certificate of incorporation and our amended and restated bylaws, each as amended, as well as the percentage of our common stock owned by our management, directors and private equity investors, including Capital Z, may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices or that stockholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Our restated certificate of incorporation and our amended and restated bylaws are incorporated into this 10-K by reference in “Part IV—Item 15—Exhibits and Financial Statement Schedules.”

ITEM 1B—UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Securities and Exchange Commission staff regarding the registrant’s periodic or current reports under the Act.

ITEM 2—PROPERTIES

Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Lake Mary, Florida. Our Administrative Services operations occupy office space in Pensacola and Weston, Florida and Mississauga, Ontario, Canada. Our Medicare Advantage operations occupy office space in Houston and Beaumont, Texas. We lease all of the approximately 331,000 square feet of office space that we occupy. Management considers its office facilities suitable and adequate for the current level of operations. In addition to the above, Pennsylvania Life is the named lessee on approximately 52 properties occupied by career agents for use as field offices. Rent for these field offices is reimbursed by the agents. Additional information regarding our lease obligations is included in Note 15—Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Another purported class action was filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who has been appointed lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action. By order dated May 1, 2006, the Kemp Action and the Western Trust Action were consolidated.

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which now subsumes the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. On August 14, 2006, defendants served a motion to dismiss the Amended Complaint in the Kemp Action. The lead plaintiff served opposition papers to the motion on October 17, 2006. The motion was argued before the Court on December 13, 2006, and, on January 10, 2007, the complaint was dismissed without prejudice. Plaintiffs have until March 29, 2007 to file an amended complaint.

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

On July 19, 2006, the plaintiff in the Green Meadows Action filed a Verified Amended Shareholder Derivative Complaint (the “GM Amended Complaint”). The GM Amended Complaint adds as new defendants Mr. Wehner, Capital Z Financial Services Fund II, L.P. (“Capital Z”) and three directors of the Company who are affiliated with Capital Z, namely Bradley E. Cooper, Robert A. Spass and Eric W. Leathers. Capital Z is the largest shareholder of the Company. The GM Amended Complaint carries forward the legal claims asserted in the original complaint against the original defendants (with additional allegations), and adds new claims (i) against the new director defendants for alleged breach of fiduciary duty in connection with a secondary offering in June 2005 that included five million shares of the Company’s common stock that had been owned by Capital Z and (ii) against Capital Z for alleged unjust enrichment with respect to the proceeds Capital Z realized from the sale of the five million shares it formerly owned in the secondary offering. On September 8, 2006, defendants served a motion to dismiss the GM Amended Complaint. On October 26, 2006 (prior to the response date for plaintiff), the Court entered an order staying the case for 90 days. On January 22, 2007 (prior to the expiration of the previous stay), the Court entered an order staying the case for an additional 120 days.

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

Class Action Litigation Relating to Acquisition Proposal

Between October 25, 2006 and November 6, 2006, six purported class actions were filed in New York state courts against the Company and other defendants concerning the acquisition proposal received by the Company on October 24, 2006, from members of management led by Richard A. Barasch, the Company’s Chairman and Chief Executive Officer, and private equity firms Capital Z Partners, Ltd., Lee Equity Partners, LLC, Perry Capital, LLC and Welsh, Carson, Anderson & Stowe X, L.P. to acquire all of the Company’s publicly held common stock for $18.15 per share in cash (the “Offer”). Three of these actions were filed in the Supreme Court for New York County as Stellato v. Universal American Financial Corp., et al. (06-116006) (“Stellato”), Green Meadows Partners LLP v. Barasch, et al. (603724-06) (“Green Meadows II”), and Sorrentino v. Barasch et al. (06-603853) (“Sorrentino”).

The Stellato action alleged that the offer was made at an “unfair price, under unfair terms and through improper means” and sought an injunction preventing the Offer from being consummated, or in the alternative, monetary damages. The Green Meadows II action alleged that Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass dominate the board of directors of the Company, and have breached their fiduciary duties by, among other things, making a buyout proposal that “fails to take into account the value of UHCO, its improving financial results and its value in comparison to other similar companies.” The action sought, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages. The Sorrentino action also alleged board domination by Messers. Barasch, Cooper, Leathers, and Spass, and asserted that the Offer price is “unconscionable, unfair and grossly inadequate and constitutes unfair dealing.” The action sought an injunction preventing the Offer from being consummated or rescinding the Offer, or, in the alternative, monetary damages.

Three other actions pertaining to the Offer were filed in the Supreme Court for Westchester County as Conolly v. Universal American Financial Corp, et al. (06-21712) (“Conolly”), McCormack v. Averill et al.(06-21365) (“McCormack”), and Zhang v. Barasch et al. (21672-06) (“Zhang”). The Conolly action alleged that the shareholder agreement to which Mr. Barasch and Capital Z are parties “deter[s] potential bids for the Company at a premium to the presently offered price,” and that the sponsors of the offer (excluding Mr. Barasch) are members of a “club” of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in “driv[ing] down the prices of potential acquisition targets.” The Conolly action further asserted that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the Offer. The complaint sought an injunction prohibiting consummation of the Offer, or in the alternative, monetary damages. The McCormack action also asserted that the buyout offer is “the product of unfair dealing” by the management of the Company and its largest shareholder, Capital Z, and sought an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the Offer, as well as monetary damages. The Zhang action asserted that the Offer price was unfair and failed to take into account the value of the Company; it sought injunctive relief and/or damages.

On January 11, 2007, the New York Supreme Court, Westchester County, signed an order consolidating each of the six actions in the Commercial Division of Westchester Court under the caption, In re Universal American Financial Corp. Buyout Offer Shareholder Litigation (the “Consolidated Action”). The defendants named in the consolidation order included the Company, Mr. Barasch and the other sponsors of the offer, including Capital Z, as well as eight other members of the Company’s board of directors. The court’s order provided that the plaintiff would file a consolidated amended complaint, and the defendants’ time to respond would extend to 40 days thereafter. The consolidated amended complaint has not yet been filed.

The Consolidated Action pertaining to the Offer is currently being considered by counsel for defendants. Therefore, management cannot yet ascertain the impact that it may have, if any, on the Company’s financial statements.

Other Litigation

The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is traded in the over-the-counter market and quoted on the Nasdaq Global Select tier of The Nasdaq Stock Market (“Nasdaq”) under the symbol “UHCO”. The following table sets forth the high and low sales prices for our common stock on the Nasdaq National Market, as reported by Nasdaq for the periods indicated.

	Common Stock
Period	High	Low
Year Ended December 31, 2005
First Quarter	18.48	14.16
Second Quarter	24.11	16.26
Third Quarter	25.08	21.19
Fourth Quarter	23.90	13.68
Year Ended December 31, 2006
First Quarter	18.74	14.33
Second Quarter	15.93	12.72
Third Quarter	16.90	12.13
Fourth Quarter	19.30	15.55
Year Ending December 31, 2007
First Quarter (through February 28, 2007)	19.52	18.13

The closing sale price of our common stock on February 28, 2007, as reported by Nasdaq, was $19.19 per share.

Stockholders

As of the close of business on February 28, 2007, there were approximately 1,100 holders of record of our common stock. We estimate that there are approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared cash dividends on our common stock, and have no present intention to declare any cash dividends in the foreseeable future. As discussed elsewhere, including under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, our credit facility, as amended in 2004, limits our ability to pay dividends, and the debentures that we have issued simultaneously with our trust preferred securities also limit our ability to pay dividends if we fail to make the required interest payments under the debentures.

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2006—October 31, 2006	—	—	—	985,514
November 1, 2006—November 30, 2006	1,042	$18.52	1,042	984,472
December 1, 2006—December 31, 2006	—	—	—	984,472
Total	1,042		1,042

(1)          All shares were purchased in private transactions.

(2)          As a result of the reversal of prior purchases, 1,175 shares were added back to the maximum number of shares that may yet be purchased under the plan as of October 1, 2006.

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

ITEM 6—SELECTED FINANCIAL DATA

The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2006. We derived the selected financial data presented below for the five fiscal years ended December 31, 2006 from our audited financial statements, which were audited by Ernst & Young LLP, our independent auditors. We have prepared the following data, other than statutory data, in conformity with generally accepted accounting principles. You should read this selected financial data together with our financial statements and the notes to those financial statements as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or for the Year Ended December 31,
	2002(3)	2003(1)(3)	2004(2)(3)	2005(3)	2006
	(in thousands, except per share data)
Income Statement Data:
Direct premium and policyholder fees	$537,385	$644,259	$793,749	$1,088,857	$1,883,579
Reinsurance premium assumed	5,075	27,042	35,682	32,108	32,187
Reinsurance premium ceded	(324,313)	(279,371)	(243,590)	(349,003)	(718,624)
Net premium and other policyholder fees	218,147	391,930	585,841	771,962	1,197,142
Net investment income	49,069	51,372	55,564	61,448	75,459
Fee and other income	12,139	12,405	14,436	18,294	27,645
Net realized gains (losses) on investments	(7,848)	1,701	5,616	5,044	4,818
Total revenues	271,507	457,408	661,457	856,748	1,305,064
Total benefits, claims and other deductions	242,733	405,811	583,999	786,385	1,257,495
Income from continuing operations before equity in earnings of unconsolidated subsidiary	28,774	51,597	77,458	70,363	47,569
Equity in earnings (loss) of unconsolidated subsidiary	—	—	—	(3,980)	46,187
Income from continuing operations before taxes	28,774	51,597	77,458	66,383	93,756
Provision for income taxes	7,801	17,474	25,639	22,626	32,610
Income from continuing operations	20,973	34,123	51,819	43,757	61,146
Discontinued Operations:
Income from discontinued operations, net of taxes	9,154	8,929	12,052	10,119	9,788
Gain on Sale of discontinued operations, net of taxes	—	—	—	—	48,372
Income from discontinued operations	9,154	8,929	12,052	10,119	58,160
Net income	$30,127	$43,052	$63,871	$53,876	$119,306
Earnings per common share:
Basic:
Income from continuing operations	$0.40	$0.64	$0.95	$0.76	$1.04
Income from discontinued operations	0.17	0.16	0.22	0.18	0.99
Net income	$0.57	$0.80	$1.17	$0.94	$2.03
Diluted:
Income from continuing operations	$0.39	$0.62	$0.92	$0.74	$1.02
Income from discontinued operations	0.17	0.16	0.21	0.17	0.97
Net income	$0.56	$0.78	$1.13	$0.91	$1.99

(1)          Includes the results of Pyramid Life since its acquisition on March 31, 2003.

(2)          Includes the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

(3)          Prior period amounts have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

	As of December 31,
	2002(3)	2003(1)(3)	2004(2)(3)	2005(3)	2006
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$849,218	$1,086,579	$1,187,775	$1,272,343	$1,677,973
Total assets	1,401,668	1,773,440	2,011,016	2,224,344	2,585,042
Policyholder related liabilities
Outstanding bank debt	50,775	38,172	101,063	95,813	90,563
Trust preferred securities	15,000	75,000	75,000	75,000	75,000
Shareholders’ equity	286,769	345,738	419,421	531,884	623,910
Book value per share:
Basic	$5.42	$6.41	$7.60	$9.13	$10.54
Data Reported to Regulators:
Statutory capital and surplus	$105,653	$115,571	$135,380	$180,448	$282,453
Asset valuation reserve	858	1,542	2,423	3,182	4,445
Adjusted capital and surplus	$106,511	$117,113	$137,803	$183,630	$286,898

(1)          Includes the results of Pyramid Life since its acquisition on March 31, 2003.

(2)          Includes the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

(3)          Prior period amounts have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes included in this Annual Report on Form 10-K.

The following discussion and analysis presents a review of the Company as of December 31, 2006 and its results of operations for the fiscal years ended December 31, 2006, 2005 and 2004.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include future policy benefits and claim liabilities, deferred policy acquisition costs, goodwill, present value of future profits and other intangible assets, the valuation of certain investments and deferred income taxes. There have been no changes in our critical accounting policies during the current quarter.

Policy related liabilities

We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders’ equity.

A summary of the liabilities by category is presented in the following table:

	December 31,
Liability Type	2006	% of Total Policy Liabilities	2005	% of Total Policy Liabilities
	($ in thousands)
Policyholder Account Balances	$485,189	37%	$495,751	41%
Future Policy Benefit Reserves:
Traditional life insurance	189,243	14%	178,158	15%
Accident and health	411,254	32%	407,776	34%
Total Future Policy Benefit Reserves	600,497	46%	585,934	49%
Policy and contract claims—Accident and Health:
Due and Unpaid Claims	101,984	8%	37,457	3%
Incurred but not reported claims (“IBNR”)	99,827	8%	69,699	6%
Total Accident and Health Claim Liabilities	201,811	16%	107,156	9%
Policy and contract claims—Life	12,901	1%	14,081	1%
Total Policy Liabilities	$1,300,398	100%	$1,202,922	100%

Policyholder Account Balances

Policyholder account balances represent the balance that accrues to the benefit of the policyholder, otherwise known as the account value, as of the financial statement date. Account values are increased for additional deposits received and interest credited based on the account value. Account values are reduced by surrenders and other withdrawals, including withdrawals relating to the cost of insurance and expense charges. The interest crediting rates are reviewed periodically and adjusted (with certain minimum levels below which the crediting rate cannot fall).

Future Policy Benefit Reserves—Traditional Life Insurance Policies

The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and is calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate.

Future Policy Benefit Reserves—Accident and Health Policies

The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and is calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate.

For our fixed benefit accident and sickness and our long term care products, we establish a reserve for future policy benefits at the time each policy is issued based on the present value of future benefit payments less the present value of future premiums. (It should be noted that we no longer issue new long term care policies, however our current policies are renewably annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments.) In establishing these reserves, we must evaluate assumptions about mortality, morbidity, lapse rates and the rate at which new claims are submitted to us. We estimate the future policy benefits reserve for these products using the above assumptions and actuarial principles. For long-duration insurance contracts, these original assumptions are used throughout the life of the policy and generally are not subsequently modified.

A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. These reserves are estimated primarily using recovery and mortality rates, as described above.

Policy and Contract Claims—Accident and Health Policies

The Policy and Contract Claims liability for our Accident and Health Policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not yet reported claims (“IBNR”). Our IBNR, by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Accident & Health Claims Liability	2006	% of Total Policy Liabilities	2005	% of Total Policy Liabilities	2006	2005
	($ In thousands)
Due & Unpaid Claims:
Medicare Part D	$44,052	4%	$—	—%	$22,179	$—
Medicare Advantage—Health Plans	41,542	3%	22,353	2%	41,542	22,353
Other—Specialty	16,390	1%	15,104	1%	4,000	4,000
Total Due & Unpaid Claims	101,984	8%	37,457	3%	67,721	26,353
IBNR:
Medicare Supplement	$51,860	4%	$53,047	4%	$37,801	$36,879
Medicare Advantage—Private Fee-For-Service	36,273	3%	5,339	1%	34,308	5,339
Other—Specialty	11,694	1%	11,313	1%	11,695	11,312
Total IBNR	99,827	8%	69,699	6%	83,804	53,530
Total Accident and Health Claim Liabilities	$201,811	16%	$107,156	9%	$151,525	79,883

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

We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month (“PMPM”) claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation.

Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, prescription drugs, and new medical technologies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, increases in medical services, an aging population, catastrophes, and epidemics also may impact medical cost trends. Internal factors such as claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the PMPM claims trend for purposes of determining the reserve for the most recent three months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

Our historical assumptions have not varied significantly from the actual amounts experienced to the extent that such variance resulted in a material adverse impact on reserves and net income. Activity in the accident & health policy and contract claim liability is as follows:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$107,156	$86,513	$93,032
Less reinsurance recoverables	(29,258)	(27,655)	(38,951)
Net balance at beginning of year	77,898	58,858	54,081
Balances acquired	—	—	9,265
Incurred related to:
Current year	866,318	522,631	373,058
Prior years	(628)	2,373	(151)
Total incurred	865,690	525,004	372,907
Paid related to:
Current year	720,901	454,580	329,994
Prior years	75,491	51,384	47,401
Total paid	796,392	505,964	377,395
Net balance at end of year	147,196	77,898	58,858
Plus reinsurance recoverables	54,615	29,258	27,655
Balance at end of year	$201,811	$107,156	$86,513

During 2006, the claim reserve balances at December 31, 2005 ultimately settled during 2006 for $0.6 million less than originally estimated, representing 0.1% of the incurred claims recorded in 2005. During 2005, the claim reserve balances at December 31, 2004 ultimately settled during 2005 for

$2.4 million more than originally estimated, representing 0.6% of the incurred claims recorded in 2004. This unfavorable development related primarily to higher than anticipated claims for the Medicare supplement business in the Senior Market Health Insurance Segment. During 2004, the claim reserve balances at December 31, 2003 ultimately settled during 2004 for $0.2 million less than originally estimated, representing less than 0.1% of the incurred claims recorded in 2003.

During the fourth quarter of 2005, we recorded a pre-tax adjustment that increased incurred claims by $9.9 million. Two factors caused this action. First, incurred claims increased by $4.4 million as a result of a change in the estimate of our Medicare supplement claim reserves of $6.8 million, offset by an increase in amounts recoverable from reinsurers of $2.4 million. Second, we determined that, over a four year period, we had overstated the amounts recoverable from reinsurers for ceded Medicare supplement claim reserves. During the fourth quarter of 2005, we decreased our recoverable from reinsurers for ceded Medicare supplement claim reserves by $5.5 million. Approximately $1.1 million of the decrease was determined to relate to the first three quarters of 2005 and $3.1 million of the decrease was determined to relate to the years 2002 through 2004.

Beginning in 2002, we began to increase our retention of new Medicare supplement policies issued. The method used to determine the portion of the claims reserves ceded to our reinsurers was not appropriately reflecting the effect of these increasing retention levels. The method used resulted in the build up of the overstatement from 2002 through the third quarter of 2005.

Upon the identification of the overstatement, we took the following steps to reduce the likelihood of such overstatements from occurring in the future by: (i) adding additional analytical procedures to ensure the accuracy of claim reserves estimation methods; (ii) retaining independent consulting actuaries to review the estimation of claim reserves on a regular basis; and (iii) strengthening the management review of claim reserves trends and methods used to estimate Medicare supplement claim reserves and amounts recoverable from reinsurers.

We analyzed the impact of the overstatement to determine whether it was material to the current or prior periods. We considered both qualitative and quantitative factors in assessing materiality in order to evaluate misstatements in financial statements, including the evaluation of whether the misstatement: a) arose from an item that could be precisely measured or is an estimate, b) resulted in a change of earnings trends or other trends, c) resulted in a failure to meet analysts’ consensus expectations, d) changed income to a loss or loss into income, e) had an impact on segment information and related trends, f) affected compliance with regulatory requirements, g) affected compliance with loan covenants or other contractual requirements, h) had the effect of increasing management’s compensation, or i) concealed an unlawful act.

The dilution to net income and EPS for prior period financial statements as a result of this adjustment is less than 1.6% in any prior year and the understatement is 3.6% in the year of correction. We believe these impacts are not material. In addition, the growth rate before and after the adjustment is substantially the same. Accordingly, we believe that the adjustment did not materially affect the earnings reported or trends in earnings growth for the periods impacted.

In 2004, we acquired Heritage. The balances acquired represent the accident and health claim liabilities acquired in this transaction.

Sensitivity Analysis

The following table illustrates the sensitivity of our accident and health IBNR payable at December 31, 2006 to certain reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$427	(3)%	$(1,220)
(2)%	$284	(2)%	$(813)
(1)%	$142	(1)%	$(407)
1%	$(142)	1%	$407
2%	$(283)	2%	$813
3%	$(424)	3%	$1,220

(a)           Reflects estimated potential changes in medical and other expenses payable caused by changes in completion factors for incurred months prior to the most recent three months.

(b)          Reflects estimated potential changes in medical and other expenses payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

Policy and Contract Claims—Life Policies

The liability for unpaid claims, including IBNR, include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred, but have not yet been reported to the Company.

Deferred policy acquisition costs

The cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs (“DAC”).

For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises.”

The Company utilizes a prospective unlocking approach to account for DAC for its Medicare supplement business. Assumptions for future rate increases, persistency and benefit-design are used in the determination of DAC. Actual experience may vary from assumed trends, however these assumptions are not changed unless prospective unlocking is triggered. Prospective unlocking revised the assumptions to bring them in line with emerging experience. Annually, during its third fiscal quarter, the Company performs an analysis to determine whether unlocking as a result of significant changes in the actual premium rate increase experience. At the point when unlocking is triggered, the DAC model is modified prospectively with assumptions for all components, including rate increases, persistency, benefit design and expenses updated based on actual experience. If and when unlocking of assumptions is triggered, there is not immediate impact on the DAC balance. Rather, the unlocking impacts the pattern of the future amortization of the DAC balance. The reserves for future policy benefits for Medicare supplement business also are impacted prospectively by unlocking and according, similar assumption revisions would occur.

At January 1, 2005, prospective unlocking was triggered due to the actual trend in premium rates of 11.6% exceeding the assumed trend of 10%. The balance of DAC for Medicare supplement business as of January 1, 2005 was approximately $81 million. The prospective unlocking had the effect of slowing the future amortization of DAC, as compared to the anticipated amortization had the prospective unlocking not been triggered. Prospective unlocking also had the effect of slowing the future increase in benefit reserves, as compared to the anticipated increase had the unlocking not been triggered.

During the third quarter of 2006, the annual test for unlocking was performed and we determined that there were no significant changes in the actual premium rate increase experience. Accordingly, there was no prospective unlocking of assumptions for DAC for the Company’s Medicare supplement business during 2006. However, based on current premium rate trends, we believe that it is likely that unlocking will be triggered during 2007. The balance of DAC for Medicare Supplement business as of December 1, 2006 was approximately $121 million. Should the unlocking be triggered in 2007, we anticipate that it is reasonably likely that the amortization subsequent to the unlocking will be slower in the initial quarters subsequent to unlocking by between $0.3 million and $0.8 million per quarter and then it will increase.

Deferred policy acquisition costs are written off to the extent that it is determined that present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs.

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

Other amortizing assets include acquired life and accident & health policy bases, managed care membership bases, provider contracts, customer contracts and hospital network contracts. Below is a table reflecting our amortization policies for each of these items:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7-9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution Channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7	The pattern of projected future cash flows for the membership base acquired over the estimated weighted average life of the membership base
Provider Contracts	10	Straight line of the estimated weighted average life of the contracts
Administrative Service Contracts	6	The pattern of projected future cash flows for the customer contracts acquired, over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2006.

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

We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. Impairments of securities generally are recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. The evaluation is based on the intent and ability to hold the security to recovery, and is considered on an individual security basis, not on a portfolio basis. Generally, we consider a decline in fair value to be other-than-temporary when the fair value of an individual security is below amortized cost for an extended period and we do not believe that recovery in fair value is probable. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates and we intend to hold the security until recovery. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

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

During the year ended December 31, 2006, we released approximately $1.9 million of valuation allowances on tax capital loss carryforwards as a result of investments gains taken during that period. As of December 31, 2006 we have $0.2 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

Sale of Canadian Subsidiary

On December 1, 2006, we completed the sale of our Canadian operations for approximately $131 million cash. The sale resulted in an after-tax realized gain of approximately $48 million and generated approximately $96 million of after tax proceeds. As a result, our Canadian Subsidiary has been reported as discontinued operations. See ”Note 21—Discontinued Operations” in our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed description of the sale.

Medicare Advantage

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas and began offering new PFFS plans in 2 states. During 2006, we increased the marketing of PFFS plans to a total of 15 states.

For 2007, we have expanded into new markets for our Medicare HMO and PFFS plans. We will be offering our Medicare Advantage coordinated care plans in 3 new markets; Florida, north Texas and Wisconsin. Through our insurance subsidiaries American Progressive and Pyramid Life, we will offer our PFFS products in 35 states in 2007, up from 15 states in 2006. We incurred approximately $25 million of additional costs in order to execute these expansion initiatives during the third and fourth quarters of 2006. As of March 1, 2007 our enrollment in PFFS plans has increased to approximately 140,000, representing approximately $1.1 billion of annualized premium.

On March 1, 2007, the Company acquired Harmony Health, Inc. (“Harmony”), a provider-owned company that operates GlobalHealth, Inc. (“GlobalHealth”), a Medicare Advantage HMO plan and commercial managed care plan in Oklahoma City, OK for $17.5 million in cash. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 3,200 Medicare Advantage members with annualized revenue of approximately $30 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic will retain the risk for commercial business under a global capitation arrangement.

Medicare Part D

Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. We have been approved to offer these programs in 32 of the 34 regions that have been established for this program for the 2006 plan year and had bids below the benchmark in 26 regions. As a result, we were auto-assigned approximately 328,000 Medicare and Medicaid eligible (dual eligible) and facilitated enrollees by CMS for the 2006 plan year. For the 2007 plan year,we have again been approved to offer, through our insurance subsidiaries, our Prescription Pathway SM prescription drug plans in all 32 of the 34 regions designated by CMS in which we bid, which excludes only Hawaii and Alaska. In addition, we are entitled to receive auto assignment of dual eligibles and low income subsidy (“LIS”) beneficiaries who are dually eligible for Medicare and Medicaid in 28 of the 32 CMS regions. These regions include all of the 26 regions for which we were eligible to receive auto assignees in 2006, plus two new regions. We believe that this new program provides increased opportunities to offer a much needed coverage and to further serve our target markets.

Through our strategic alliance with PharmaCare, we retain 50% of the Medicare Part D business of our PDPs. The remainder is reinsured PharmaCare Re on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare Re.

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

Results of Operations—Consolidated Overview

The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$10,136	$27,829	$10,509
Senior Market Health Insurance(1)	35,407	10,181	56,702
Specialty Health Insurance(1)(2)	12,337	12,094	10,209
Life Insurance and Annuity(1)	13,370	15,723	18,121
Senior Administrative Services(1)	13,090	9,449	15,840
Corporate(1)	(12,498)	(13,937)	(22,443)
Net realized gains on investments	5,616	5,044	4,818
Income before income taxes(1)	77,458	66,383	93,756
Income taxes, excluding capital gains	23,674	22,526	32,795
Income taxes on capital gains	1,965	100	(185)
Total income taxes	25,639	22,626	32,610
Income from continuing operations	51,819	43,757	61,146
Discontinued Operations(2):
Income from discontinued operations, net of income taxes	12,052	10,119	9,788
Gain on sale of discontinued operations, net of taxes	—	—	48,372
Income from discontinued operations	12,052	10,119	58,160
Net income	$63,871	$53,876	$119,306
Earnings per common share (diluted):
Income from continuing operations	$0.92	$0.74	$1.02
Income from discontinued operations	0.21	0.17	0.97
Net income	$1.13	$0.91	$1.99

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

(2)          Prior periods adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

Years ended December 31, 2006 and 2005

Net income for 2006 increased to $119.3 million, or $1.99 per diluted share, compared to $53.9 million, or $0.91 per diluted share for 2005. Income from continuing operations, after taxes, was $61.1 million, or $1.02 per diluted share for 2006 compared income from continuing operations, after taxes, of $43.8 million, or $0.74 per diluted share for 2005. Income from continuing operations for 2006 includes realized investment gains, net of tax, of $5.0 million, which reflects a benefit from a $1.9 million release of a tax valuation allowance relating to net capital loss carryforwards. Realized investment gains, net of tax, included in income from continuing operations for 2005 was $4.9 million, which reflects a benefit from a $1.7 million release of a tax valuation allowance relating to net capital loss carryforwards. Our effective tax rate for continuing operations was 34.8% for 2006, and 34.1% for 2005, reflecting the release of the valuation allowance noted above.

Income from discontinued operations, after taxes, including the gain on sale of Penncorp Life was $58.2 million or $0.97 per diluted share, for 2006, compared to $10.1 million, or $0.17 per diluted share, for 2005.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $10.5 million during 2006, a decrease of $17.0 million, compared to $27.8 million for 2005, primarily due to expenses of approximately $24.9 million relating to expansion initiatives for our Medicare Advantage plans, offset in part by the continued growth in membership in our Medicare Advantage plans.

The Senior Market Health Insurance segment income increased by $46.5 million to $56.7 million for 2006. Segment income for our Part D business increased by $54.0 million, to $49.2 million, for 2006, compared to a loss of $4.8 million for 2005. This was offset, in part, by the results for our Medicare supplement business, which declined by $7.5 million, compared to 2005, as a result of the continued effect of higher than expected lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits.

Our Specialty Health Insurance segment income decreased by $1.9 million, or 16%, compared to 2005, primarily as a result of worsening morbidity in our long-term care lines.

Segment income from our Life Insurance and Annuity segment increased by $2.4 million, compared to 2005, primarily as a result of a $1.5 million gain on the sale of our group life insurance business and increased investment income.

Segment income for our Senior Administrative Services segment increased by $6.4 million, or 68%, to $15.8 million for 2006, as compared to 2005. This increase is primarily the result of new business administered.

The loss from our Corporate segment increased by $8.5 million, or 61%, for 2006 compared to 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost.

Years ended December 31, 2005 and 2004

Net income for 2005 declined 16% to $53.9 million, or $0.91 per diluted share, compared to $63.9 million, or $1.13 per diluted share in 2004. Income from continuing operations, after taxes, was $43.8 million, or $0.74 per diluted share for 2005 compared income from continuing operations, after taxes, of $51.8 million, or $0.92 per diluted share for 2004. Income from continuing operations for 2005 was affected by higher claim costs and reserve adjustments in our Medicare supplement business, which reduced net income by $6.3 million, or $0.11 per diluted share, and increased lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits which reduced net income by $1.7 million, or $0.03 per diluted share. Additionally, income from continuing operations for 2005 was reduced by after-tax expenses of $8.1 million, or $0.14 per diluted share, relating to the implementation of our Part D program and Medicare Advantage growth initiatives. These items are offset, in part, by the growth in our Senior Managed Care business, which added $11.5 million, or $0.21 per diluted share, in 2005.

Income from continuing operations for 2005 includes realized investment gains, net of tax, of $4.9 million, which reflects the benefit from a $1.7 million release of a tax valuation allowance relating to capital loss carryforwards. The realized investment gains during 2005 were generated as we took advantage of the tightening of the yield curve and sold longer duration investments. Income from continuing operations for 2004 includes realized investment gains, net of tax, of $3.7 million. Our effective tax rate for continuing operations was 34.1% for 2005, reflecting the release of the valuation allowance noted above, and 33.1% for 2004.

Income from discontinued operations, after taxes, was $10.1 million or $0.17 per diluted share, for 2005, compared to $12.1 million, or $0.22 per diluted share, for 2004.

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

Our Specialty Health Insurance segment income decreased by $0.2 million, or 2%, to $12.1 million for 2005 compared to $12.3 million for 2004, primarily due to higher claim costs, partially offset by the allowances earned on the new reinsurance arrangement with PharmaCare Re.

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

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
	2004(1)	2005	2006
	(In thousands)
Net premiums	$93,011	$237,891	$444,663
Net and other investment income	517	2,859	5,972
Total revenue	93,528	240,750	450,635
Medical expenses	66,449	170,900	332,248
Amortization of intangible assets	1,901	2,292	3,479
Commissions and general expenses	15,042	39,729	104,399
Total benefits, claims and other deductions	83,392	212,921	440,126
Segment income	$10,136	$27,829	$10,509

(1)          Includes results for the seven months since acquisition or inception.

Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans that offer coverage to Medicare beneficiaries, under contracts with CMS, in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate MSO’s that manage that business and affiliated IPA’s. We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage PFFS plans, also under a contract with CMS, are sold by our career and independent agents through American Progressive and Pyramid Life.

Years ended December 31, 2006 and 2005

Revenues.   Net premiums for the Senior Managed Care segment increased by $206.8 million, or 87%, compared to 2005. Approximately $192.4 million of the increase was due to growth in membership. Pursuant to the MMA, we began to receive incremental revenue from CMS for the Part D prescription drug benefit in 2006. For 2006, our health plans received $28.0 million from CMS for the Part D prescription drug benefit. Those increases were partially offset by $13.8 million related to the reduction in the average premium PMPM due to an increase in the percentage of members in our PFFS plans which have a lower PMPM than our health plans. Net investment income increased by $3.1 million, due primarily to growth in invested assets as a result of growth in business, as well as increased yields.

Benefits, Claims and Expenses.   Medical expenses increased by $161.3 million, or 94%, compared to 2005. Growth in membership added approximately $120.5 million. The enhanced prescription drug benefit increased pharmacy benefit costs by $12.0 million to $22.4 million. The balance of $28.8 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by 290 basis points to 74.7% for 2006 from 71.8% for 2005. Commissions and general expenses increased by $64.7 million compared to 2005, due primarily to the growth in business, including $24.9 million for marketing costs for new service areas and other development activities, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

Segment Components.   The components of the revenues and results within the segment are as follows:

	For the years ended December 31,
	2005		2006
	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Health Plans	$217,319	$9,590	$335,784	$15,020
Affiliated IPA’s	118,245	12,023	142,824	11,214
MSO’s and Corporate	35,991	3,764	47,319	(5,568)
Private Fee-for Service	22,157	2,452	112,266	(10,157)
Eliminations	(152,962)	—	(187,558)	—
Total	$240,750	$27,829	$450,635	$10,509

Intra-segment revenues are reported on a gross basis in each of the above components of the Medicare Advantage segment. These intra-segment revenues are eliminated in the consolidation for the segment totals. The eliminations include premiums received by the IPA’s from the Health Plan amounting to $141.8 million for 2006 and $117.7 million for 2005 and management fees received by the MSO’s from the Health Plan and the IPA’s amounting to $45.9 million for 2006 and $35.2 million for 2005.

During 2006, the health plans had revenues of $335.8 million and reported a medical loss ratio of 81.2% as compared to revenues of $217.3 million and medical loss ratio of 82.3% in 2005.

During 2006, the IPA’s earned $11.2 million on $142.8 million in revenues received from our health plans as compared to earnings of $12.0 million on $118.2 million in revenues for 2005.

For 2006, these MSO’s had a loss of $5.6 million on $47.3 million of fees collected as compared to earnings of $3.8 million on $36.0 million of fees collected.

As of December 31, 2006, we had 18,183 members enrolled in our PFFS plans. During 2006, we collected $112.3 million of premium from CMS and the members, and reported a medical loss ratio of 78.9% as compared to revenues of $22.2 million and a medical loss ratio of 67.2% in 2005.

Years ended December 31, 2005 and 2004

Revenues.   Net premiums for the Senior Managed Care segment increased by $144.9 million, for the full year of 2005 compared to the seven months since acquisition in 2004. Approximately $123.6 million of the increase was due an increase in member months due to the inclusion of a full year for 2005 as well as growth in membership. The balance of $21.3 million was related to an increase in the average premium PMPM of 9.1%. Net investment income increased by $2.3 million, due primarily to growth in invested assets as a result of growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $104.4 million, for the full year of 2005 compared to the seven months since acquisition in 2004. Approximately $103.5 million of the increase was due an increase in member months due to the inclusion of a full year for 2005 as well as growth in membership. The balance of $0.9 million was due to an increase in the loss ratio. Overall loss ratios for the segment increased by 40 basis points to 71.8% for 2005 from 71.4% for 2004. Commissions and general expenses increased by $24.7 million for the full year of 2005 compared to the seven months since acquisition in 2004, due primarily to growth in business,

Segment Components.   The components of the revenues and results within the segment are as follows:

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

During 2005, the IPA’s earned $12.0 million on $118.2 million in revenues received from our health plans. For the seven months since the acquisition of Heritage in 2004, the IPA’s earned $5.6 million on $58.5 million in revenues received from our health plans.

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

Segment Results—Senior Market Health Insurance

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Premiums:
Direct and assumed	$567,445	$571,486	$996,756
Ceded	(212,122)	(180,966)	(383,494)
Net premiums	355,323	390,520	613,262
Other Part D income (loss)—PDMS	—	(3,980)	46,187
Net investment income	4,167	4,783	10,406
Other income	859	1,001	2,760
Total revenue	360,349	392,324	672,615
Policyholder benefits	246,019	291,696	480,808
Change in deferred acquisition costs	(32,878)	(31,035)	(8,311)
Amortization of intangible assets	1,973	3,858	3,749
Commissions and general expenses, net of allowances	109,828	117,624	139,667
Total benefits, claims and other deductions	324,942	382,143	615,913
Segment income	$35,407	$10,181	$56,702

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

Years ended December 31, 2006 and 2005

The Senior Market Health Insurance segment income increased by $46.5 million to $56.7 million for 2006. Segment income for our Part D business increased by $54.0 million, to $49.2 million, for 2006, compared to a loss of $4.8 million for 2005. This was offset, in part, by the results for our Medicare supplement business, which declined by $7.5 million, compared to 2005, as a result of the continued effect of higher than expected lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs and present value of future profits.

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

	For the year ended December 31,
Medicare Supplement	2004	2005	2006
	(In thousands)
Premiums:
Direct and assumed	$567,445	$571,486	$514,582
Ceded	(212,122)	(180,966)	(146,131)
Net premiums	355,323	390,520	368,451
Net investment income	4,167	4,783	7,327
Other income	859	1,001	2,698
Total revenue	360,349	396,304	378,476
Policyholder benefits	246,019	291,696	266,899
Change in deferred acquisition costs	(32,878)	(31,035)	(8,311)
Amortization of intangible assets	1,973	3,858	3,749
Commissions and general expenses, net of allowances	109,828	116,803	108,627
Total benefits, claims and other deductions	324,942	381,322	370,964
Segment income	$35,407	$14,982	$7,512

Years ended December 31, 2006 and 2005

Revenues.   Net premiums for our Medicare supplement business declined by $22.1 million, compared to 2005, due to the continued effect of higher lapsation of our Medicare supplement in force business, offset in part by increased retention of our Medicare supplement business, rate increases and new sales.

Net investment income increased by approximately $2.5 million, compared to 2005, due to an increase in invested assets as well as an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $24.8 million, or 9%, compared to 2005. The reduction in business, as noted above, resulted in a reduction in benefits of $15.9 million. The decrease in the loss ratio further reduced benefits by $8.9 million to benefits during 2006. Overall loss ratios for 2006 decreased 230 basis points to 72.4% compared to 74.7% for 2005. The decrease in our Medicare supplement loss ratio was primarily as a result of the adjustment in the fourth quarter of 2005 to increase incurred claims by $9.9 million (see further discussion below) that increased the loss ratio for 2005.

The increase in deferred acquisition costs was $22.7 million less for 2006 than the increase for 2005. Two factors contributed to the decrease. First, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $9.3 million. Second, amortization increased by approximately $13.4 million, primarily as a result of higher lapsation of our Medicare supplement business, compared to 2005. We began to experience higher than expected lapsation in our Medicare supplement business in the third quarter of 2005 that continued and worsened in the first quarter of 2006. This excess lapsation moderated somewhat in the second and third quarters of 2006, but not as much as we anticipated, and increased again in the fourth quarter. We believe that there are a number of factors contributing to the increased lapsation, including competitive pressure from new Medicare Advantage products and increased competition from other Medicare supplement carriers. This increase in lapsation has accelerated the amortization of the deferred acquisition costs and present value of future profits assets associated with the business that lapsed.

The amortization of intangibles relates primarily to intangibles recorded from the acquisition of Pyramid Life, and decreased by $0.1 million compared to 2005.

Commissions and general expenses, net of reinsurance allowances, decreased by $8.2 million, or 7%, compared to 2005. The following table details the components of commission and other operating expenses:

	2005	2006
	(In thousands)
Commissions	$81,470	$67,993
Other operating costs	72,534	67,215
Reinsurance allowances	(37,201)	(26,581)
Commissions and general expenses, net of allowances	$116,803	$108,627

The ratio of commissions to gross premiums decreased to 13.2% for 2006, from 14.3% for 2005, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 13.1% for 2006, compared to 12.7% for 2005 as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 18.2% for 2006 from 20.6% for 2005, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Years ended December 31, 2005 and 2004

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

Commissions and general expenses increased by $7.0 million, or 6%, compared to 2004. The following table details the components of commission and other operating expenses:

	2004	2005
	(In thousands)
Commissions	$84,977	$81,470
Other operating costs	72,269	72,534
Reinsurance allowances	(47,418)	(37,201)
Commissions and general expenses, net of allowances	$109,828	$116,803

The ratio of commissions to gross premiums decreased to 14.3% for 2005, from 15.0% for 2004, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium. Other operating costs as a percentage of gross premiums were 12.7% for 2005, compared to 12.7% for 2004. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 20.6% for 2005 from 22.4% for 2004, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

	For the year ended December 31,
Part D	2004	2005	2006
	(In thousands)
Direct and assumed premium	$—	$—	$551,311
Risk corridor adjustment/government reinsurance	—	—	(69,137)
Direct and assumed premium after risk corridor adjustment	—	—	482,174
Ceded premiums	—	—	(237,363)
Net premiums	—	—	244,811
Other Part D income (loss)—PDMS	—	(3,980)	46,187
Total Part D revenue	—	(3,980)	290,998
Net investment and other income	—	—	3,141
Total revenue	—	(3,980)	294,139
Pharmacy benefits	—	—	213,909
Commissions and general expenses, net of allowances	—	821	31,040
Total benefits, claims and other deductions	—	821	244,949
Segment income	$—	$(4,801)	$49,190

A discussion of the accounting for Part D is included in Notes 2 and 19 of the notes to the consolidated financial statements in this Annual Report on Form 10-K. For the year ended December 31, 2006, we based our membership for Part D on enrollment information provided by CMS which indicated

that, as of December 31, 2006, approximately 456,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 432,000 members in our PDPs that we participate in on a 50% basis and 24,000 members in an unaffiliated PDP that we participate in on a 33% basis. Our revenues and claims expenses are based on premium earned and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the allocation among all plans participating in the Part D program. As a result, it is likely that the membership data upon which we based our results for 2006 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS, however, we do not believe that the effect of any change from the amounts reported as of December 31, 2006 is likely to be material. Other Part D revenue represents our equity in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line following income from continuing operations. See reconciliation of segment revenues in Note 21 of the notes to the consolidated financial statements in this Annual Report on Form 10-K.

The ratio of incurred prescription durg benefits to net premiums for 2006 was 87.4%. The ratio of incurred prescription drug benefits to total Part D revenue for 2006 was 73.5%. Our PDP designs generally result in us sharing in a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages. Based on the coverage provided by our PDPs, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the benefit ratios are partially offset as a result of the risk corridor adjustments.

Segment Results—Specialty Health Insurance

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Premiums:
Direct and assumed	$111,562	$235,548	$389,629
Ceded	(23,123)	(151,814)	(311,186)
Net premiums	88,439	83,734	78,443
Net investment income	16,722	16,989	18,404
Other income	632	1,078	401
Total revenue	105,793	101,801	97,248
Policyholder benefits	64,713	65,139	66,854
Change in deferred acquisition costs	(5,927)	(3,866)	(1,622)
Commissions and general expenses, net of allowances	34,670	28,434	21,807
Total benefits, claims and other deductions	93,456	89,707	87,039
Segment income	$12,337	$12,094	$10,209

Years ended December 31, 2006 and 2005

Our Specialty Health Insurance segment income decreased by $1.9 million, or 16%, compared to 2005, primarily as a result of worsening morbidity in our long-term care lines.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $160.5 million, compared to 2005, as a result of the premiums relating to the PharmaCare Re reinsurance agreement discussed above. Net premiums declined by approximately $5.3 million, or 6%, compared to 2005 as a result of declines of $3.5 million in our U.S. fixed benefit accident and sickness line and $1.9 million in our long term care line.

Net investment income increased by approximately $1.4 million, or 8%, compared to 2005. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $1.7 million, or 3%, compared to 2005. Overall loss ratios for the segment increased to 85.2% for 2006 compared to 77.8% for 2005, primarily as a result of higher loss ratios for our long term care line. Long term care loss ratios increased to 139.7% for 2006 from 112.2% for 2005.

The increase in deferred acquisition costs was $2.2 million less during 2006, as compared to the increase during 2005. This was primarily due to lower production of new fixed benefit accident and sickness business during 2006, resulting in a lower level of acquisition costs to capitalize.

Commissions and general expenses decreased by $6.6 million, or 23%, compared to 2005, primarily as a result of the $3.2 million increase in the reinsurance allowance earned on the reinsurance arrangement with PharmaCare Re, as compared to 2005, due to the arrangement beginning on July 1, 2005. Commissions declined by $0.8 million and general expenses declined by approximately $2.6 million, primarily as a result of the reduction in new business and renewal premium.

Years ended December 31, 2005 and 2004

Our Specialty Health Insurance segment income decreased by $0.2 million, or 2%, to $12.1 million for 2005 compared to $12.3 million for 2004, primarily due to higher claim costs, partially offset by the allowances earned on the new reinsurance arrangement with PharmaCare Re.

Revenues.   Both direct and ceded premium for the Specialty Health Insurance segment increased approximately $132.2 million, compared to 2004, as a result of the premiums relating to the PharmaCare Re reinsurance agreement discussed above. Net premiums declined by approximately $4.7 million, or 5%, compared to 2004 as a result of declines of $3.1 million in our U.S. fixed benefit accident and sickness line, $1.0 million in our long term care line, and $0.5 million in our major medical and other lines.

Net investment income increased by approximately $0.3 million, or 2%, compared to 2004. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $0.4 million, or 1%, compared to 2004. Overall loss ratios for the segment increased to 77.8% for 2005 compared to 73.2% for 2004, primarily as a result of higher loss ratios for our long term care and our U.S. fixed benefit accident and sickness lines. Loss ratios for our long-term care lines increased to 112.2% for 2005 from 106.9% for 2004 and for our U.S. fixed benefit accident and sickness lines increased to 58.8% for 2005 from 54.1% for 2004 .

The increase in deferred acquisition costs was $2.1 million less during 2005, as compared to the increase during 2004. This was primarily due to lower production of new fixed benefit accident and sickness business during 2005, resulting in a lower level of acquisition costs to capitalize.

Commissions and general expenses decreased by $6.2 million, or 18%, compared to 2004, primarily as a result of the $2.6 million increase in the reinsurance allowance earned on the reinsurance arrangement with PharmaCare Re that began on July 1, 2005. Commissions declined by $3.8 million and general expenses declined by approximately $0.7 million, primarily as a result of the reduction in new business and renewal premium.

Segment Results—Life Insurance and Annuity

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Premiums:
Direct and assumed	$61,543	$76,565	$78,414
Ceded	(11,506)	(16,825)	(16,838)
Net premiums	50,037	59,740	61,576
Net investment income	34,207	36,299	39,718
Other income	279	129	368
Total revenue	84,523	96,168	101,662
Policyholder benefits	34,844	37,523	39,624
Interest credited to policyholders	18,617	19,069	18,346
Change in deferred acquisition costs	(24,337)	(16,906)	(6,177)
Amortization of intangible assets	925	269	334
Commissions and general expenses, net of allowances	41,104	40,490	31,414
Total benefits, claims and other deductions	71,153	80,445	83,541
Segment income	$13,370	$15,723	$18,121

Years ended December 31, 2006 and 2005

Segment income from our Life Insurance and Annuity segment increased by $2.4 million, compared to 2005, primarily as a result of a $1.5 million gain on the sale of our group life insurance business and increased investment income.

Revenues.   Net premiums for the segment increased by $1.8 million, or 3%, compared to 2005, as a result of the growth in renewal premiums for our senior life product of approximately $2.6 million, offset by declines in our traditional life insurance and interest sensitive products of approximately $0.8 million.

Our agents sold $21.5 million of fixed annuities during 2006 and $44.8 million during 2005. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles. Since September 30, 2006, we are no longer issuing annuity product. The reduction in annuity sales was the result of lower interest crediting rates offered and our reduced emphasis on this business as we continue our focus more on providing health insurance alternatives to the growing senior market.

Net investment income increased by approximately $3.4 million, or 9%, compared to 2005, primarily as a result of the increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred increased by $2.1 million, or 6%, compared to 2005. The increase in business added approximately $1.2 million to policyholder benefits and claim costs were higher by approximately $0.9 million as a result of increased mortality in 2006, as compared to 2005. The increase in deferred acquisition costs was $10.7 million less during 2006, as compared to the increase during 2005. This was primarily due to lower production of new life insurance and annuity business during 2006, resulting in a lower level of acquisition costs to capitalize, as well as increased levels of amortization (primarily in the first quarter of 2006) as compared to 2005 as a result of higher lapsation and aging of the block of business. Commissions and general expenses, net of allowances decreased by $9.1 million, or 22%, compared to 2005,including the $1.5 million allowance on the sale of the group life insurance business. The remaining $7.6 million decrease is primarily due to the lower production levels of new life insurance an annuity business, as noted above.

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

Segment Results—Senior Administrative Services

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Affiliated fee revenue
Medicare supplement	$29,376	$30,602	$27,962
Part D	—	—	20,887
Long term care	2,752	2,641	2,869
Life insurance	3,942	3,005	2,170
Other	2,819	3,101	4,117
Total affiliated revenue	38,889	39,349	58,005
Unaffiliated fee revenue
Medicare supplement	8,557	8,192	6,963
Long term care	6,331	8,204	8,269
Non-insurance products	1,552	1,461	1,303
Part D	—	—	1,475
Medicare Advantage	—	865	8,191
Other	1,339	1,053	808
Total unaffiliated revenue	17,779	19,775	27,009
Total revenue	56,668	59,124	85,014
Amortization of present value of future profits	418	478	494
General expenses	43,160	49,197	68,680
Total expenses	43,578	49,675	69,174
Segment income	$13,090	$9,449	$15,840

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $3.2 million in the year ended December 31, 2006, $4.1 million for 2005 and $5.3 million for 2004. These fees, together with the affiliated revenue, were eliminated in consolidation.

Years ended December 31, 2006 and 2005

Segment income for our Senior Administrative Services segment increased by $6.4 million, or 68%, to $15.8 million for the year ended December 31, 2006, as compared to 2005. This increase is primarily the result of new business administered.

Revenue increased by $25.9 million, or 44%, during 2006 compared to 2005. Affiliated service fee revenue increased by $18.7 million primarily as a result of fees for the administration of our Part D prescription drug plans on behalf of our insurance subsidiaries which commenced on January 1, 2006, offset, in part, by a decline in revenues for administration of affiliated Medicare supplement and life insurance business. Unaffiliated service fee revenue increased by $7.2 million, due primarily to an increase in additional administrative services performed for unaffiliated clients for Part D and Medicare Advantage business, partially offset by a decrease in Medicare supplement business. General expenses for the segment increased by $19.5 million, or 40%, primarily attributed to the administration of the affiliated Part D business and increase in Medicare Advantage service agreements.

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

Segment Results—Corporate

The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2004	2005	2006
	(In thousands)
Interest	$7,903	$10,983	$12,821
Amortization of capitalized loan origination fees	727	897	933
Stock-based compensation expense	92	(18)	2,613
Other parent company expenses, net	3,776	2,075	6,076
Segment loss	$12,498	$13,937	$22,443

Years ended December 31, 2006 and 2005

The loss from our Corporate segment increased by $8.5 million, or 61%, for the year ended December 31, 2006 compared to 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost. During 2006, we recognized $2.6 million of stock-based compensation expense relating to options vesting during the period. We also incurred $0.7 million of costs associated with due diligence for a potential acquisition that we determined we will not pursue at this time and we incurred $0.6 million of costs associated with our board of directors’ review of the proposed buyout offer. Additionally, certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability has been reduced as, and to the extent that, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2006, $0.6 million of the liability was released, compared to a release of $1.8 million in 2005.

Our combined outstanding debt was $165.6 million at December 31, 2006 compared to $170.8 million at December 31, 2005. The weighted average interest rate on our loan payable increased to 7.3% for 2006 from 5.5% for 2005. The weighted average interest rate on our other long term debt increased to 7.8% for 2006 from 7.2% for 2005. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

Years ended December 31, 2005 and 2004

The loss from our Corporate segment increased by $1.4 million, or 12%, in 2005 compared to 2004. The increase was due primarily to higher interest cost as a result of an increase in the amount of the debt outstanding during the year, relating to the amendment of our credit facility in connection with our acquisition of Heritage, and an increase in the weighted average interest rates, as compared to 2004. During the fourth quarter of 2005, $1.8 million of the liability for the terminated plans was released, compared to a release of $0.6 million in 2004.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2006, are shown below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long Term Debt Obligations(1):
Trust preferred securities(2)	$286,357	$6,001	$14,622	$15,549	$250,185
Loan payable(3)	105,920	12,180	93,740	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	23,875	4,554	8,182	6,189	4,950
Purchase Obligations(4)	33,600	9,600	16,800	7,200	—
Policy Related Liabilities(5)
Policyholder account balances	646,508	53,371	103,946	94,711	394,480
Reserves for future policy benefits	853,175	46,539	87,485	80,526	638,625
Policy and contract claims	215,660	193,241	22,419	—	—
Other Long—Term Liabilities	—	—	—	—	—
Total	$2,165,095	$325,486	$347,194	$204,175	$1,288,240

(1)          These obligations include contractual interest and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2006 and does not include any obligations arising as a result of our shelf registration.

(2)          Trust preferred securities all have scheduled maturities of 30 years from the dates of issue; however they are all callable by us five years from the date of issuance. For the purpose of this schedule, we have assumed that the securities will be redeemed at their scheduled maturities, not the call date. Accordingly, the obligation for repayment of principal relating to these is included in the more than 5 Years column. The trust preferred securities all have floating rate coupons, except for $15 million which has a fixed rate through its no call period and then converts to a floating rate. Additionally, we have entered into separate swap agreements whereby we pay fixed rates on $35 million of the trust preferred securities through the no call period. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the base rate in effect at December 31, 2006 to all future periods. Additionally, we assumed that, upon the expiration of the swap agreements and the fixed rate, the rate for the respective trust preferred securities adjusted to a variable rate using the current base rate.

(3)          Includes scheduled amortization through final maturity in 2009. The loan payable is floating rate debt. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2006 to all future periods.

(4)          Includes minimum obligations on our data center outsourcing contract, as well as our outsourced administrative service contracts for certain portions of our HMO plan business (See Outsourcing Arrangements in Part 1, Item 1 of this Annual Report on Form 10-K). Our actual monthly payments are affected by the amount of service provided under the contract and the levels of business administered and currently the actual payments exceed the minimums stated in the contracts. Therefore our actual payments will exceed the amounts presented in the above schedule based upon future usage and premium amounts.

(5)          The obligations on policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our liabilities for policyholder account balances and reserves for future policy benefits totaling $1.1 billion, along with future net premiums, investment income and recoveries from our reinsurers, will be sufficient to fund future policy benefit payments. In addition, we anticipate that our policy and contract claims liability totaling $214.7 million, along with recoveries from our reinsurers, will be sufficient to fund these claim liability payments.

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

We believe that our current cash position, the expected cash flows of our administrative service company and our senior managed care company, and the surplus note interest and principal payments from American Exchange can support our current parent company obligations. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

To provide the cash and capital for our insurance company subsidiaries to support our growth and expansion initiatives in Medicare Advantage, we have used the proceeds from the sale of our Canadian operations and, in March of 2007, we drew down all $50 million of our new short-term revolving credit facility. Additionally, we signed a letter of intent to issue up to an additional $100 million of trust preferred securities through a separate subsidiary trust. The trust preferred securities will not be and have not been registrered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration on an applicable exemption from registration requirements. This reference to the trust preferred securities shall not constitute an offer of any sale of the security. The closing issuance $50 million of the trust preferred securities is expected to occur in late March 2007. There can be no assurance as to our continued ability to access funds though the capital markets to support our growth and expansion intitiatives.

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended the Credit Agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of December 31, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective January 1, 2007, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

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

In November, 2006, the Company requested and received, from the administrative agent for the bank group a waiver and amendment to the Amended Credit Facility. The waivers included the retention of proceeds from the Sale of PennCorp Life and the notification of the then pending acquisition of Harmony Health. The amendments included an additional short-term revolving credit facility of $50.0 million and an increase in the capital expenditure limits. On March 13, 2007, the Company drew down all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility has a maturity date of September 30, 2007 and bears interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate is 6.1%.

The Company made regularly scheduled principal payments of $5.3 million during the year ended December 31, 2006, $5.3 million during 2005 and $5.7 million during 2004 in connection with its credit facilities. The Company paid interest of $6.9 million during 2006, $5.5 million during 2005 and $3.1 million during 2004 in connection with its credit facilities. Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise.

The following table shows the schedule of principal payments (in thousands) remaining on our Amended Credit Agreement, with the final payment in March 2009:

2007	$5,250
2008	5,250
2009	80,063
$90,563

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

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2006
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.4%
May 2033	15,000	Floating	420		9.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
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

We paid $5.8 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2006, $5.3 million during 2005 and $4.7 million during 2004.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma and Ontario, Canada. Rent expense was $4.4 million for the year ended December 31, 2006, $3.9 million for 2005 and $3.1 million for 2004. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2007	$4,554
2008	4,330
2009	3,852
2010	3,435
2011	2,754
Thereafter	4,950
Total	$23,875

In addition to the above, Pennsylvania Life is the named lessees on 52 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2006 was approximately $1.8 million.

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

Sources of Liquidity to the Parent Company

We anticipate funding the obligations of the parent company and the capital required to grow our business from the following distinct and uncorrelated sources of cash flow within the organization:

•       the expected cash flows of our senior administrative services company;

•       the expected cash flows of our senior managed care company; and

•       surplus note principal and interest payments from American Exchange.

In addition, we have access to $15.0 million under the revolving portion of our credit facility. Finally, we have the ability, from time to time, to access the capital markets for additional capital. In March of 2007, we drew down all $50 million of the new short-term revolving portion of the credit facility. Additionally, we signed a letter of intent to issue up to additional $100 million of trust preferred securities through a separate subsidiary trust. The trust preferred securities will not be and have not been registrered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration on an applicable exemption from registration requirements. This reference to the trust preferred securities shall not constitute an offer of any sale of the security. The closing of the issuance of $50 million of the trust preferred securities is expected to occur in late March 2007. There can be no assurance as to our actual future cash flows, from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion ititiatives.

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

Senior Managed Care Company.   Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of our healthplan affiliates and services provided to the IPA’s. Dividend payments by our healthplan affiliates to Heritage are subject to the approval of the insurance regulatory authorities of our healthplan affiliates’s respective state of domicile. SCOT is not able to pay dividends during 2006 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company.

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of December 31, 2006, the principal amount of the surplus note was $27.6 million. The note bears interest to our parent holding company at LIBOR plus 250 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $12.5 million during the year ended December 31, 2006, $8.4 million during 2005 and $11.6 million during 2004. American Exchange paid interest on the surplus note of $2.5 million during the year ended December 31, 2006, $2.6 million in 2005, and $2.4 million in 2004.

Our parent holding company made cash capital contributions to American Exchange amounting to $43.5 million during 2006. During May 2006, our parent holding company contributed its interest in PDMS to American Exchange. On the date of the contribution, our interest in PDMS was $4.1 million. In January 2006, Pyramid Life declared and paid a dividend in the amount of $10.8 million to Pennsylvania Life. In December 2006, American Pioneer declared and paid a dividend in the amount of $9.4 million to American Exchange. American Exchange made capital contributions of $16.0 million to American Progressive, $4.5 million to American Pioneer and $4.3 million to Constitution during the year ended December 31, 2006.

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

Dividend payments by our U.S. insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company’s state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $21.9 million and Pyramid Life is be able to pay dividends of $2.7 million to American Exchange (their direct parent) in 2007 without the prior approval from the insurance department for their respective states of domicile..

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

Our accident and health insurance policies generally provide for fixed-benefit amounts and, in the case of Medicare supplement policies, for supplemental payments to Medicare provider rates. Some of these benefits are subject to medical-cost inflation and we have the capability to file for premium rate increases to mitigate rising medical costs. Our health insurance business is widely dispersed in the United States, which mitigates the risk of unexpected increases in claim payments due to epidemics and events of a catastrophic nature. These accident and health polices are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes.

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2006 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $32.8 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

At December 31, 2006, our insurance company subsidiaries held cash and cash equivalents totaling $251.8 million and fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.1 billion at December 31, 2006. In addition, our insurance company subsidiaries have cash totaling approximately $207.6 million for the operation of our PDPs that cannot be used for other lines of business or general corporate purposes.

The net yields on our cash and invested assets decreased to 5.1% for the year ended December 31, 2006, from 5.0% for 2005 and 4.9% for 2004. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At December 31, 2006, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $242.9 million at December 31, 2006 and $158.4 million at December 31, 2005. For the year ended December 31, 2006, our U.S. insurance subsidiaries generated a statutory net income of $29.3 million. For the year ended December 31, 2005, our U.S. insurance subsidiaries generated a statutory net loss of $1.8 million. Our U.S. insurance companies generated statutory net income of $5.4 million for the year ended December 31, 2004.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and is also subject to RBC requirements. At December 31, 2006, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $44.0 million at December 31, 2006 and $25.3 million at December 31, 2005. Statutory net income for our health plan affiliates was $17.3 million for the year ended December 31, 2006, $9.6 million for 2005 and $5.5 million for 2004.

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

As of December 31, 2006, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, we did not write down the value of any fixed maturity securities. A write-down of the value of a fixed maturity security would represent our estimate of an other than temporary decline in value and would be included in net realized gains and losses on investments in our consolidated statements of operations.

Federal Income Taxation of the Company

We file a consolidated return for Federal income tax purposes that includes all of the non-life insurance company subsidiaries, as well as Heritage and its subsidiaries. American Exchange and its subsidiaries and Penncorp Life (Canada) are not currently included. American Exchange and its subsidiaries file a separate consolidated Federal return. Penncorp Life (Canada) files a separate return with the Canada Revenue Agency.

At December 31, 2006, the Company (exclusive of American Exchange and its subsidiaries) had net operating loss carryforwards of approximately $0.5 million that expire in 2015. At December 31, 2006, American Exchange and its subsidiaries foreign tax credit carryforward for Federal income tax purposes of approximately $1.5 million that expires in 2016.

The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $0.2 million at December 31, 2006 and $2.9 million at December 31, 2005.

As a result of uncertainty regarding the ability to generate taxable capital gains to utilize capital loss carryforwards, the Company established a valuation allowance in the amount of $3.2 million during 2004 that was reported as a deferred income tax expense to bring the total allowance for capital loss carryforwards to $3.7 million. Portions of the valuation allowance were released and reported as a deferred income tax benefit as capital gains were generated and the Company was able to realize the benefit from the capital loss carryforwards. Approximately $1.6 million was released during 2005 and $1.9 million was released during 2006.

During 2005, the Company incurred creditable foreign taxes related to dividends from Penncorp Life, its Canadian subsidiary, generating a foreign tax credit carryforward, for which a deferred tax asset of approximately $0.8 million was established. A valuation allowance for the entire amount was established because the Company lacked sufficient foreign source income to realize the benefit for the foreign tax credit. As foreign source income was generated in 2006, the valuation allowance related to the foreign tax credit carryforward was released.

In 2003, the Company established a reserve for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service in the amount of $4.4 million. During 2004, the Company released the reserve based on the completion of the exams.

Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

Our U.S. insurance company subsidiaries are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus. There was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2006 due to the existence of our insurance company subsidiaries’ net operating loss carryforwards.

The Jobs Creation Tax Act of 2004 (the “Jobs Act”) contains a provision that places a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts (“PSA”), the Phase III tax. Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. At December 31, 2006, we have $7.1 million in deferred tax liabilities for potential Phase III tax. In accordance with the Jobs Act, distributions during 2005 and 2006 from an insurance company that has a PSA will be treated as a distribution from its PSA account, however, the distribution will not be subject to Federal income tax. We received the approval of the Insurance Departments of the respective companies for the transactions that could trigger the elimination of the potential tax and made such distributions during 2006. Upon the confirmation of the elimination of the potential Phase III tax on the PSAs, the deferred tax liability will be released. Approximately $3.8 million will reduce goodwill related to the acquisition of Pyramid. The remaining $3.3 million will reduce deferred tax expense.

Effects of Recently Issued and Pending Accounting Pronouncements

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which is amortized over the grantees’ service period. The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on the Company’s method of computing compensation costs for options as compared to that used to prepare the pro forma disclosures in prior periods. The impact of the adoption of FAS 123-R on our consolidated financial condition and results of operations is detailed in Note 7 to the consolidated financial statements in the Annual Report on Form 10-K. A summary of other recent and pending accounting pronouncements is provided in Note 2 of the consolidated financial statements in the Annual Report on Form 10-K under the caption “Future Adoption of Accounting Standards.” We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, market risk to which we are subject relates to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our variable rate debt. We no longer have any material exposure to changes in the currency exchange rate for the Canadian dollar as a result of the sale of our Canadian subsidiary.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2006, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $36.8 million and a 200 basis point increase in market interest rates would result in $75.2 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $36.8 million and a 200 basis point decrease in market interest rates would result in a $71.2 million increase.

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

The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2006, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2006
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	7.31%	$93.8	$1.9	$0.9	$(0.9)	$(1.9)
Other long term debt	9.33%	$25.0	0.5	0.3	(0.3)	(0.5)
Total			$2.4	$1.2	$(1.2)	$(2.4)

As noted above, we have fixed the interest rate on $50 million of our $166 million of total debt outstanding, leaving $116 million of the debt exposed to rising interest rates. As of December 31, 2006 we had approximately $314 million of cash and cash equivalents and $153 million in short duration floating rate investment securities. We anticipate that the net investment income on this $467 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

The magnitude of changes reflected in the above analysis regarding interest rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules in this Annual Report on Form 10-K on Page F-1.

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

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal controls that concurs with management’s assessment. This report is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2007.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2007.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2007.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2007.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2007.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1      Financial Statements

See separate index to Financial Statements and Financial Statement Schedules on Page F-1 of this Annual Report on Form 10-K.

2      Financial Statement Schedules

See separate index to Financial Statements and Financial Statement Schedules on Page F-1 of this Annual Report on Form 10-K.

3      Exhibits

3.1

Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-62036) filed on July 11, 2001, and incorporated by reference herein).

3.2

Amendment No. 1 to the Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-11321) for the quarter ended June 30, 2004, and incorporated by reference herein).

3.3

Amended and Restated By-Laws of Universal American Financial Corp. (filed as Exhibit A to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated August 13, 1999, and incorporated by reference herein).

4.1

Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.01 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).

4.2

Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.02 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).

4.3

Shareholders Agreement dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., UAFC, L.P., AAM Capital Partners, L.P., Chase Equity Associates, L.P., Richard A. Barasch and others (filed as Exhibit A of the Registrant’s Current Report on Form 8-K dated August 13, 1999, and incorporated by reference herein).

4.4

Registration Rights Agreement, dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., Wand/Universal American Investments L.P.I., Wand/Universal American Investments L.P. II, Chase Equity Associates, L.P., Richard A. Barasch and others (filed as Exhibit A to the Registrant’s Current Report on Form 8-K dated August 13, 1999, and incorporated by reference herein).

10.1

Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch (filed as Exhibit D to the Registrant’s Current Report on Form 8-K/A dated March 14, 2001 and incorporated by reference herein).

10.2

Employment Agreement dated July 30, 1999, between Registrant and Gary Bryant (filed as Exhibit E to the Registrant’s Current Report on Form 8-K/A dated March 14, 2001 and incorporated by reference herein).

10.3

Employment Agreement dated July 30, 1999, between Registrant and Robert Waegelein (filed as Exhibit E to the Registrant’s Current Report on Form 8-K/A dated March 14, 2001 and incorporated by reference herein).

10.4

Employment Letter dated June 17, 2002, between the Company and Jason Israel (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).

10.5

Employment Agreement dated March 9, 2004, by and among the Company, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).

10.6	1998 Incentive Compensation Plan (filed as Annex A to the Registrant’s Definitive Proxy Statement filed on Form 14A dated April 29, 1998, and incorporated herein by reference).
10.7

Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-120190) filed on December, 10, 2004, and incorporated herein by reference).

10.8	Agent Equity Plan for Agents of Penn Union Companies (filed as Amendment 1 to the Registrant’s Registration Statement on Form S-2, dated July 13, 2000, and incorporated herein by reference).
10.9

Agent Equity Plan for Regional Managers and Sub Managers of Penn Union Companies (filed as Amendment 1 to the Registrant’s Registration Statement on Form S-2, dated July 13, 2000, and incorporated herein by reference).

10.10

Agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp., as amended (filed as Exhibit 10.1 to the Registrant’s Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2003, dated December 23, 2003, and incorporated herein by reference).

10.11

Amended and Restated Credit Agreement dated as of May 28, 2004, among the Company, various lending institutions and Bank of America, N.A., as the Administrative Agent, the Collateral Agent and the L/C Issuer, (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2004, and incorporated herein by reference).

10.12

First Amendment to Amended and Restated Credit Agreement dated as of June 2, 2005 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.13

Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of December 30, 2005 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.14

Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of November 29, 2006, among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).

10.15

Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).

10.16

Addendum II for Item 1A to agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp. (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.17

Quota Share Reinsurance Agreement, dated June 30, 2005, among the Company and PharmaCare Captive Re, Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

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

UNIVERSAL AMERICAN FINANCIAL CORP.
March 16, 2007	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature and Title	Date
/s/ RICHARD A. BARASCH	March 16, 2007
Richard A. Barasch
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)
/s/ ROBERT A. WAEGELEIN	March 16, 2007
Robert A. Waegelein
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
/s/ BARRY W. AVERILL	March 16, 2007
Barry W. Averill
Director
/s/ BRADLEY E. COOPER	March 16, 2007
Bradley E. Cooper
Director
/s/ MARK M. HARMELING	March 16, 2007
Mark M. Harmeling
Director

/s/ BERTRAM HARNETT	March 16, 2007
Bertram Harnett
Director
/s/ LINDA LAMEL	March 16, 2007
Linda Lamel
Director
/s/ ERIC LEATHERS	March 16, 2007
Eric Leathers
Director
/s/ PATRICK J. MCLAUGHLIN	March 16, 2007
Patrick J. McLaughlin
Director
/s/ ROBERT A. SPASS	March 16, 2007
Robert A. Spass
Director
/s/ ROBERT F. WRIGHT	March 16, 2007
Robert F. Wright
Director

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Financial Corp.

We have audited the accompanying consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Financial Corp. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal American Financial Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Financial Corp.

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Universal American Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal American Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Universal American Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 16, 2007

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005
(In thousands)

	2006	2005
ASSETS
Investments (Notes 2 and 4):
Fixed maturities available for sale, at fair value (amortized cost: 2006, $1,110,323; 2005, $1,101,209)	$1,112,086	$1,109,745
Policy loans	22,032	23,493
Other invested assets	1,725	2,175
Total investments	1,135,843	1,135,413
Cash and cash equivalents (Note 2)	542,130	136,930
Accrued investment income	12,927	12,482
Deferred policy acquisition costs (Notes 2 and 10)	262,144	243,300
Amounts due from reinsurers (Note 11)	293,350	220,944
Due and unpaid premiums	11,043	6,025
Present value of future profits and other amortizing intangible assets	54,738	50,724
Goodwill and other indefinite lived intangible assets (Notes 2 and 3)	71,332	73,000
Income taxes receivable	—	3,481
Other Part D receivables (Note 2)	85,871	—
Advances to agents	48,912	15,214
Other assets	66,752	38,771
Assets of discontinued operations (Note 21)	—	288,060
Total assets	$2,585,042	$2,224,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances (Note 2)	$485,189	$495,751
Reserves for future policy benefits	600,497	585,934
Policy and contract claims—life	12,901	14,081
Policy and contract claims—health (Note 9)	201,811	107,156
Advance premium	26,120	17,878
CMS contract deposits for amounts not at risk (Note 2)	134,184	—
Loan payable (Note 12)	90,563	95,813
Other long term debt (Note 13)	75,000	75,000
Amounts due to reinsurers	100,397	6,028
Income taxes payable	20,502	—
Deferred income tax liability (Note 5)	19,573	15,185
Other Part D liabilities	106,599	—
Other liabilities	87,797	67,364
Liabilities of discontinued operations (Note 21)	—	212,270
Total liabilities	1,961,133	1,692,460
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY (Note 6)
Common stock (Authorized: 100 million shares, issued: 2006, 59.9 million shares; 2005, 59.0 million shares)	599	590
Additional paid-in capital	252,542	242,433
Accumulated other comprehensive income (Notes 6 and 18)	1,883	39,896
Retained earnings	379,511	260,205
Less: Treasury stock (2006, 0.7 million shares; 2005, 0.8 million shares)	(10,626)	(11,240)
Total stockholders’ equity	623,909	531,884
Total liabilities and stockholders’ equity	$2,585,042	$2,224,344

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2006
(In thousands, per share amounts in dollars)

	2006	2005	2004
Revenues:
Direct premium and policyholder fees earned	$1,883,579	$1,088,857	$793,749
Reinsurance premiums assumed	32,187	32,108	35,682
Reinsurance premiums ceded	(718,624)	(349,003)	(243,590)
Net premiums and policyholder fees earned (Note 11)	1,197,142	771,962	585,841
Net investment income (Note 4)	75,459	61,448	55,564
Fee and other income	27,645	18,294	14,436
Net realized gains on investments (Note 4)	4,818	5,044	5,616
Total revenues	1,305,064	856,748	661,457
Benefits, Claims and Expenses:
Claims and other benefits	907,449	557,035	400,508
Increase in reserves for future policy benefits	11,332	8,410	10,355
Interest credited to policyholders	18,346	19,069	18,617
Increase in deferred acquisition costs (Note 10)	(16,684)	(51,807)	(63,142)
Amortization of intangible assets (Note 3)	8,067	6,907	5,232
Commissions	116,708	133,972	129,074
Reinsurance commission and expense allowances	(74,247)	(56,601)	(51,313)
Interest expense	12,821	10,983	7,903
Other operating costs and expenses	273,703	158,417	126,765
Total benefits, claims and other deductions	1,257,495	786,385	583,999
Income from continuing operations, before equity in earnings of unconsolidated subsisidiary	47,569	70,363	77,458
Equity in earnings (loss) of unconsolidated subsisidiary (Note 19)	46,187	(3,980)	—
Income from continuing operations, before income taxes	93,756	66,383	77,458
Provision for income taxes	32,610	22,626	25,639
Income from continuing operations	61,146	43,757	51,819
Discontinued Operations (Note 21):
Income from discontinued operations, net of income taxes	9,788	10,119	12,052
Gain on sale of discontinued operations, net of taxes	48,372	—	—
Income from discontinued operations	58,160	10,119	12,052
Net income	$119,306	$53,876	$63,871
Earnings per common share (Note 2):
Basic:
Income from continuing operations	$1.04	$0.76	$0.95
Income from discontinued operations	0.99	0.18	0.22
Net income	$2.03	$0.94	$1.17
Diluted:
Income from continuing operations	$1.02	$0.74	$0.92
Income from discontinued operations	0.97	0.17	0.21
Net income	$1.99	$0.91	$1.13
Weighted average shares outstanding:
Weighted average shares outstanding	59,256	57,254	54,780
Less weighted average treasury shares	(717)	(175)	(153)
Basic weighted shares outstanding	58,539	57,079	54,627
Effect of dilutive securities	1,447	1,986	2,005
Diluted weighted shares outstanding	59,986	59,065	56,632

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Three Years Ended December 31, 2006
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2004	$541	$164,355	$39,774	$142,458	$(1,390)	$345,738
Net income	—	—	—	63,871	—	63,871
Other comprehensive income (Note 18)	—	—	1,209	—	—	1,209
Comprehensive income	—	—	—	—	—	65,080
Issuance of common stock (Note 6)	12	4,779	—	—	—	4,791
Stock-based compensation (Note 7)	—	3,010	—	—	—	3,010
Repayments of loans to officers (Note 6)	—	126	—	—	—	126
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(325)	(325)
Treasury shares reissued (Note 6)	—	255	—	—	746	1,001
Balance, December 31, 2004	553	172,525	40,983	206,329	(969)	419,421
Net income	—	—	—	53,876	—	53,876
Other comprehensive loss (Note 18)	—	—	(1,087)	—	—	(1,087)
Comprehensive income	—	—	—	—	—	52,789
Issuance of common stock (Note 6)	37	64,804	—	—	—	64,841
Stock-based compensation (Note 7)	—	4,486	—	—	—	4,486
Repayments of loans to officers (Note 6)	—	20	—	—	—	20
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(10,961)	(10,961)
Treasury shares reissued (Note 6)	—	598	—	—	690	1,288
Balance, December 31, 2005	590	242,433	39,896	260,205	(11,240)	531,884
Net income	—	—	—	119,306	—	119,306
Other comprehensive loss (Note 18)	—	—	(38,013)	—	—	(38,013)
Comprehensive income	—	—	—	—	—	81,293
Issuance of common stock (Note 6)	9	4,616	—	—	—	4,625
Stock-based compensation (Note 7)	—	5,460	—	—	—	5,460
Repayments of loans to officers (Note 6)	—	12	—	—	—	12
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(207)	(207)
Treasury shares reissued (Note 6)	—	21	—	—	821	842
Balance, December 31, 2006	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2006
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$119,306	$53,876	$63,871
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Income from discontinued operations	(9,788)	(10,119)	(12,053)
Gain on sale of discontinued operations	(48,372)	—	—
Equity in (earnings) loss of unconsolidated subsidiary	(46,187)	3,980	—
Distribution from unconsolidated subsidiary	40,500	—	—
Deferred income taxes	3,439	16,987	11,281
Realized gains on investments	(4,818)	(5,044)	(5,615)
Amortization of present value of future profits and other intangibles	8,067	6,907	5,232
Net amortization of bond premium	2,162	3,214	3,233
Change in deferred policy acquisition costs	(16,684)	(51,807)	(63,142)
Change in reserves for future policy benefits	14,563	15,344	15,717
Change in policy and contract claims payable	93,475	26,773	(16,922)
Change in reinsurance balances	20,793	(16,026)	5,909
Change in advance premium	3,223	(1,310)	984
Change in income taxes payable	(1,221)	(1,140)	6,749
Change in other Part D receivables	(85,871)	—	—
Change in other Part D liabilities	106,601	—	—
Other, net	(7,334)	3,499	8,766
Cash from operating activities—continuing operations	191,854	45,134	24,010
Cash from operating activities—discontinued operations	13,655	17,444	2,344
Cash from operating activities	205,509	62,578	26,354
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	178,751	276,149	242,215
Cost of fixed maturities purchased	(186,396)	(431,073)	(284,749)
Proceeds from sale of discontinued operations, net of cash sold (Note 21)	106,799	—	—
Purchase of business, net of cash acquired	(10,407)	(3,436)	(65,961)
Purchase of fixed assets	(15,227)	(5,116)	(4,250)
Other investing activities	935	970	2,266
Cash from investing activities—continuing operations	74,455	(162,506)	(110,479)
Cash from investing activities—discontinued operations	(4,959)	(12,430)	24,798
Cash from (used for) investing activities	69,496	(174,936)	(85,681)
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,550	64,863	4,916
Cost of treasury stock purchases	(206)	(10,961)	(325)
Receipts from CMS contract deposits	904,659	—	—
Withdrawals from CMS contract deposits	(770,475)	—	—
Deposits and interest credited to policyholder account balances	44,005	69,591	95,057
Surrenders and other withdrawals from policyholder account balances	(53,714)	(48,243)	(36,404)
Distribution from discontinued operation	4,372	5,407	25,518
Principal repayment on loan payable	(5,250)	(5,250)	(5,703)
Issuance of new debt (Note 12)	—	—	68,594
Cost of new debt issued	—	—	(2,075)
Cash from financing activities—continuing operations	129,941	75,407	149,578
Cash from financing activities—discontinued operations	(1,715)	(5,407)	(25,518)
Cash used for financing activities	128,226	70,000	124,060
Net increase (decrease) in cash and cash equivalents	403,231	(42,358)	64,733
Cash and cash equivalents at beginning of year	138,899	181,257	116,524
Cash and cash equivalents at end of year	542,130	138,899	181,257
Less cash and cash equivalents of discontinued operations at end of year	—	(1,969)	(2,362)
Cash and cash equivalents of continuing operations at end of year (Note 2)	$542,130	$136,930	$178,895

See notes to consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (“we,” the “Company,” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, and Puerto Rico. The principal insurance products currently sold by the Company are Medicare Advantage private fee-for-service plans (“PFFS”), Medicare prescription drug benefit plans (“PDPs”), Medicare Supplement and Select, fixed benefit accident and sickness disability insurance and senior life insurance. The Company distributes these products through an independent general agency system and a career agency system. The career agents sell for Pennsylvania Life Insurance Company (“Pennsylvania Life”) and The Pyramid Life Insurance Company (“Pyramid Life”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”).

In 2006, we began offering PDPs pursuant to Medicare Part D (“Part D”) through Pennsylvania Life and American Progressive, in connection with a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a third party pharmacy benefits manager (“PBM”) and wholly-owned subsidiary of CVS Corporation (“CVS”).

The Company operates Medicare Advantage health plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C., in Oklahoma through SelectCare of Oklahoma, Inc. and in Florida through American Pioneer HealthPlans, Inc. and our Medicare Advantage private fee-for-service plans (“PFFS”) through American Progressive and Pyramid Life.

CHCS Services, Inc. (“CHCS”), the Company’s administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

On December 1, 2006, the Company completed the sale of Penncorp Life Insurance Company (“PennCorp Life Canada”), its Canadian subsidiary. Consequently, the Company has accounted for the operations of PennCorp Life Canada as discontinued operations. All prior period amounts have been reclassified to conform to this presentation. See Note 21—Discontinued Operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate the accounts of Universal American and its subsidiaries:  American Progressive, American Pioneer, American Exchange Life Insurance Company (“American Exchange”), Pennsylvania Life, Union Bankers, Constitution, Marquette, Pyramid Life, Heritage Health Systems, Inc. (“Heritage”) and CHCS. Heritage was acquired on May 28, 2004, its operating results entities prior to the date of acquisition are not included in Universal American’s consolidated results of operations. During 2005, we entered into a strategic alliance with PharmaCare and created Part D Management Services, L.L.C. (“PDMS”). PDMS is 50% owned by us and 50% owned by PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is included in other assets. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare Captive Re, Ltd (“PharmaCare Re”) a wholly-owned subsidiary of PhamaCare, for which it receives fees and other remuneration from our PDPs and PharmaCare. As noted above, the operations of PennCorp Life Canada are reported as discontinued operations.

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

As of December 31, 2006 and 2005, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and deferred policy acquisition cost adjustments, included in accumulated other comprehensive income. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include equity securities, mortgage loans and collateral loans. Equity securities are carried at current fair value. Mortgage loans are carried at the unpaid principal balance. The collateral loans are carried at the underlying value of their collateral, the cash surrender value of life insurance.

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

The Company regularly evaluates the amortized cost of its investments compared to the fair value of those investments. Impairments of securities are generally recognized when a decline in fair value below

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the amortized cost basis is considered to be other-than-temporary. The evaluation is based on the intent and ability to hold the security to recovery, and is considered on an individual security basis, not on a portfolio basis. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. The cost basis for securities determined to be impaired are reduced to their fair value, with the excess of the cost basis over the fair value recognized as a realized investment loss.

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

Deferred Policy Acquisition Costs:   The cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs (“DAC”).

For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises.”

The Company utilizes a prospective unlocking approach to account for DAC for its Medicare Supplement business. Assumptions for future rate increases, persistency and benefit-design are used in the determination of DAC. Actual experience may vary from assumed trends, however these assumptions are not changed unless prospective unlocking is triggered. Prospective unlocking revised the assumptions to bring them in line with emerging experience. Annually, during its third fiscal quarter, the Company performs an analysis to determine whether unlocking as a result of significant changes in the actual premium rate increase experience. At the point when unlocking is triggered, the DAC model is modified prospectively with assumptions for all components, including rate increases, persistency, benefit design and expenses updated based on actual experience. If and when unlocking of assumptions is triggered, there is not immediate impact on the DAC balance. Rather, the unlocking impacts the pattern of the future amortization of the DAC balance. The reserves for future policy benefits for Medicare Supplement

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

business also are impacted prospectively by unlocking and according, similar assumption revisions would occur.

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

Other amortizing assets include acquired life and accident & health policy bases, managed care membership bases, provider contracts, customer contracts and hospital network contracts. Below is a table reflecting our amortization policies for each of these items:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7-9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution Channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7	The pattern of projected future cash flows for the membership base acquired over the estimated weighted average life of the membership base
Provider Contracts	10	Straight line of the estimated weighted average life of the contracts
Administrative Service Contracts	6	The pattern of projected future cash flows for the customer contracts acquired, over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2006.

Recognition of Revenues, Contract Benefits and Expenses for Investment and Universal Life Type Policies:   Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under FAS 97 are determined following a “retrospective deposit” method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. As of September 30, 2006, we ceased selling annuity products. For the annuity products sold prior to September 30, 2006, we offered sales inducements in the form of first year only bonus interest rates, which ranged from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 2.5% to 8.3%. Minimum guaranteed interest rates on our annuity products range from 1.5% to 3%. For Universal Life products, current credited rates range from 3.3% to 5.3%. These rates represent the minimum guaranteed base crediting rate of 3.3% and a first year guaranteed bonus credit of up to 2.0%.

Recognition of Premium Revenues and Policy Benefits for Accident & Health Insurance Products:   Premiums are recorded when due and recognized as revenue over the period to which the premiums relate. Benefits and expenses associated with earned premiums are recognized as the related premiums are earned so as to result in recognition of profits over the life of the policies. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves include unearned premiums and additional reserves. The additional reserves are computed on the net level premium method using assumptions for future investment yield, mortality and morbidity experience. The assumptions are based on past experience. Claim reserves are established for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long-term disability insurance products. These reserves are initially established based on past experience, continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due for unpaid claims, including claims in the course of settlement as well as a liability for incurred but not yet reported claims (“IBNR”).

Recognition of Premium Revenues and Policy Benefits for Traditional Life Products:   Premiums from traditional life policies generally are recognized as revenue when due. Benefits and expenses are matched with such revenue so as to result in the recognition of profits over the life of the contracts. This matching is accomplished by recording a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs. The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and is

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate. The liability for unpaid claims, including IBNR, includes estimates of amounts to fully settle know reported claims related to insured events that the Company estimates have been incurred, but have not yet been reported to the Company.

Accounting for Prescription Drug Benefits under Medicare Part D:   Effective January 1, 2006, we began providing prescription drug coverage in accordance with Part D as a stand-alone benefit to Medicare-eligible beneficiaries under PDPs.

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

Our PDPs receive monthly payments from CMS which generally represents our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits. Our CMS payments also include catastrophic reinsurance allowances and  Federal subsidies (CMS contract deposits) for which we do not bear risk.

Part D premium revenue is subject to risk corridor adjustment, which permits our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor adjustments may be positive or negative based upon the application of risk corridors that compare a plan’s actual prescription drug costs to their targeted costs, as reflected in their bids (“target amount’). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined “standard” benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience. We record a receivable for rebates due to us which is included other Part D receivables.

Certain subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are reimbursed by CMS through the reinsurance subsidy for PDPs offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as a deposit in our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in the balance sheet as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid will be made after the end of the year.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration to PharmaCare. Certain of our PDPs receive all or a portion of the rebates from drug manufacturers on prescriptions filled. A significant portion of these rebates are reflected as a reduction in pharmacy benefit costs with the balance offset against the catastrophic reinsurance claims reimbursed by CMS, for which we are not at risk. Pharmacy benefit costs are based on rates as contracted with PharmaCare.

The PDPs sponsored by subsidiaries of Universal American are reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business will be terminated as of December 31, 2007, however, under the termination provisions of the contract, Pennsylvania Life will receive an amount equal to two years of the reinsurance profits generated by the block of business.

For the year ended December 31, 2006, we based our membership for Part D on enrollment information provided by CMS which indicated that, as of December 31, 2006, approximately 456,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 432,000 members in our PDPs that we participate in on a 50% basis and 24,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. During 2006, we also paid claims for individuals who ultimately were determined to be members of other plans. We have established a receivable of $50.7 million for these claims which is included in other Part D receivables on the consolidated balance sheet. Membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. Additionally, we have established a liability of $30.3 million, included in policy and contract claims-health on the consolidated balance sheet, for our estimate of claims paid by state Medicaid programs  on behalf of members of our PDPs. As a result, it is likely that the membership data upon which we based our results for 2006 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of December 31, 2006 is likely to be material.

Recognition of Premium Revenues and Policy Benefits for Medicare Advantage Policies:   Premiums received pursuant to Medicare Advantage contracts with CMS for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets and are recorded net of estimated bad debts. Certain commissions are deferred and recognized in relation to the corresponding revenues for which they are earned. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation:   The financial statement accounts of the Company’s discontinued Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows are translated using a weighted average of exchange rates for each period presented.

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Common Share:   Basic earning per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS gives the dilutive effect of the stock options outstanding during the year. There were 598,813 stock options excluded from the computation of diluted EPS at December 31, 2006 because they were antidilutive. At December 31, 2005, 368,224 were excluded.

Stock Based Compensation:   The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. Detailed information for activity in the Company’s stock plans can be found in Note 7—Stock-Based Compensation. As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) using the modified prospective method. FAS 123-R requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and that this fair value be amortized over the grantees’ service period. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. Under the modified prospective method, compensation cost is recognized for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements. Prior periods are not restated, as is allowed under the modified retrospective basis, but will continue to be disclosed on a pro forma basis in the notes to the consolidated financial statements, as previously reported. See Note7—Stock-Based Compensation for additional information.

Prior to 2006, as permitted by FAS 123, the Company measured its stock-based compensation for employees and directors using the intrinsic value approach under Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

option terms are fixed and the exercise price equaled the market price of the underlying common stock on the grant date. For options issued to employees with an exercise price that is less than market on the date of grant the Company recognized an expense for the difference between the exercise price and the value of the options on the date of grant.

Stock-based compensation for agents is determined based on “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, (“EITF 96-18”). The fair value of the awards is expensed over the vesting period of each award.

Cash Flow Information:   Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. Included in cash and cash equivalents at December 31, 2006 is $208 million relating to our PDPs that cannot be used for other lines of business or general corporate purposes. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	2006	2005	2004
	(In thousands)
Supplemental cash flow information from continuing operations
Cash paid for interest	$12,758	$10,885	$7,805
Cash paid for income taxes	$25,800	$4,968	$4,752
Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$5,994	$3,186	$15,712

Future Adoption of Accounting Standards:

Deferred Acquisition Costs—In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company expects to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Income Taxes—In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements.

Fair Value—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the timing for adoption and impact has not yet been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the timing for adoption and impact has not yet been determined.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications—Certain reclassifications have been made to prior years’ financial statements to conform to the current period presentation.

3.   INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	Weighted
	Average	December 31, 2006		December 31, 2005
	Life	Value	Accumulated	Value	Accumulated
	(Years)	Assigned	Amortization	Assigned	Amortization
		(In thousands)
Senior Health Insurance:
Policies in force	9	$18,473	$9,786	$18,472	$6,761
Distribution Channel	30	22,055	2,757	22,055	2,022
Life Insurance/Annuity—PVFP	7	4,127	1,912	4,127	1,577
Senior Managed Care—Medicare Advantage:
Membership base	7	15,381	5,428	15,381	3,558
Provider contracts	10	15,539	2,244	3,459	635
Senior Administrative Services
Administrative service contracts	6	7,671	7,399	7,671	7,240
Hospital network Contracts	10	1,797	779	1,797	445
Total	17	$85,043	$30,305	$72,962	$22,238

The following table shows the changes in the amortizing intangible assets:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$50,724	$60,804	$44,047
Additions and adjustments	12,081	(3,173)	21,989
Amortization, net of interest	(8,067)	(6,907)	(5,232)
Balance, end of year	$54,738	$50,724	$60,804

During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—Provider Contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years. The adjustments in 2005 relate to changes in the valuation of the amortizing intangible assets from the acquisition of Heritage. The additions in 2004 relate to the amortizing intangible assets from the acquisition of Heritage.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INTANGIBLE ASSETS (Continued)

Estimated future net amortization expense (in thousands) is as follows:

2007	$6,917
2008	6,551
2009	6,170
2010	5,679
2011	3,410
Thereafter	26,011
$54,738

Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2005	Additions	Adjustments	December 31, 2006
	(In thousands)
Senior Market Health Insurance:
Goodwill	$3,893	$—	$—	$3,893
Other	4,867	—	—	4,867
Subtotal—Senior Market Health Insurance	8,760	—	—	8,760
Senior Managed Care—Medicare Advantage:
Goodwill	54,720	—	(1,668)	53,052
Other	5,163	—	—	5,163
Subtotal—Senior Managed Care—Medicare Advantage	59,883	—	(1,668)	58,215
Senior Administrative Services—Goodwill	4,357	—	—	4,357
Total	$73,000	$—	$(1,668)	$71,332

Other non-amortizing intangible assets consist primarily of trademarks and licenses. The reduction in goodwill for Senior Managed Care—Medicare Advantage was the result of a purchase price adjustment for the acquisition of Heritage pursuant to the settlement of the escrow for that acquisition.

4.   INVESTMENTS

The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$115,315	$308	$(1,067)	$114,556
Corporate debt securities	431,455	7,739	(4,424)	434,770
Foreign debt securities	32,120	427	(359)	32,188
Mortgage-backed and asset-backed securities	531,433	2,904	(3,765)	530,572
	$1,110,323	$11,378	$(9,615)	$1,112,086

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS (Continued)

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

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$48,902	$49,403
Due after 1 year through 5 years	263,906	266,996
Due after 5 years through 10 years	198,638	199,232
Due after 10 years	67,756	66,193
Mortgage and asset-backed securities	531,121	530,262
	$1,110,323	$1,112,086

The fair value and unrealized loss as of December 31, 2006 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Classification	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$16,564	$14	$76,820	$1,053	$93,384	$1,067
Corporate debt	70,865	841	106,861	3,583	177,726	4,424
Foreign debt securities	8,836	111	8,523	248	17,359	359
Mortgage-backed and asset-backed securities	52,255	132	165,894	3,633	218,149	3,765
Total fixed maturities	$148,520	$1,098	$358,098	$8,517	$506,618	$9,615

Fixed maturity securities in an unrealized loss position were diversified, representing 214 different securities as of December 31, 2006. Collectively, the unrealized loss for these securities was less than 2% of their amortized cost. The fair value for these securities was approximately 100% of their par value. Individually, the amortized cost for approximately 99% of these securities was greater than 90% of its respective fair value.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS (Continued)

The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of 63 securities. Collectively, the unrealized loss for the securities in this group was less than 1% of their amortized cost. The fair value for the securities in this group was 101% of their par value. All of the less than twelve months total unrealized loss amount was comprised of securities with fair value that is greater than 90% of amortized cost.

The group of securities depressed for twelve months or more was comprised of 151 securities. Collectively, the unrealized loss for the securities in this group was approximately 2% of their amortized cost. The fair value for the securities in this group was 99% of their par value. Individually, the amortized cost for approximately 98% of these securities was greater than 90% of its respective fair value. U.S. Treasury securities and obligations of U.S. Government represent approximately 22% of the total fair of the more than twelve month group. Mortgage and asset-backed securities, which is comprised primarily of obligations of federal agencies, represents approximately 46% of the total fair value for the more than twelve month group. Corporate debt securities represent approximately 30% of the total fair value of the more than twelve month group. There were only two corporate debt securities with a market value less than 90% of amortized cost with a combined unrealized loss of $0.8 million. A description of the events contributing to the security’s unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2006 and 2005. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence (including evaluation of the underlying collateral of a security), the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS (Continued)

The components of the change in unrealized gains and losses for fixed maturity securities included in the consolidated statements of stockholders’ equity are as follows:

	2006	2005	2004
	(In thousands)
Change in net unrealized gains and losses:
Fixed maturities	$(6,772)	$(29,758)	$(4,933)
Other invested assets	26	(27)	(20)
Adjustment relating to deferred policy acquisition costs	2,160	6,511	(2,791)
Change in net unrealized gains before income tax	(4,586)	(23,274)	(7,744)
Income tax (expense)	1,605	8,146	2,710
Change in net unrealized gains	$(2,981)	$(15,128)	$(5,034)

The details of net investment income are as follows:

	2006	2005	2004
	(In thousands)
Investment Income:
Fixed maturities	$59,013	$54,564	$52,340
Cash and cash equivalents	15,315	5,413	2,094
Policy loans	1,332	1,603	1,671
Other	1,350	1,555	1,020
Gross investment income	77,010	63,135	57,125
Investment expenses	(1,551)	(1,687)	(1,561)
Net investment income	$75,459	$61,448	$55,564

There were no non-income producing fixed maturity securities for the years ended December 31, 2006, 2005 or 2004.

Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2006	2005	2004
	(In thousands)
Realized gains:
Fixed maturities	$3,860	$6,154	$7,352
Other	1,186	505	32
Total realized gains	5,046	6,659	7,384
Realized losses:
Fixed maturities	(184)	(1,587)	(1,328)
Equity securities and other invested assets	(44)	(28)	(441)
Total realized losses	(228)	(1,615)	(1,769)
Net realized gains	$4,818	$5,044	$5,615

The Company did not write down the value of any fixed maturity securities during 2006, 2005 or 2004.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS (Continued)

At December 31, 2006 and 2005, the Company held unrated or less-than-investment grade corporate debt securities as follows:

	2006	2005
	(In thousands)
Carrying value (estimated fair value)	$13,372	$15,300
Percentage of total assets	0.5%	0.7%

The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $7.3 million, or 0.3% of total assets at December 31, 2006, and $7.0 million, or 0.3% of total assets at December 31, 2005.

Included in fixed maturities were investments held by various states as security for the policyholders of the Company within such states with carrying values of $43.4 million at December 31, 2006 and $42.6 million at December 31, 2005.

5.    INCOME TAXES

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

The Company’s federal and state income tax expense (benefit) for continuing operations is as follows:

	2006	2005	2004
	(In thousands)
Current—United States	$26,865	$5,741	$(1,509)
Deferred—United States	5,745	16,885	27,148
Total tax expense	$32,610	$22,626	$25,639

A reconciliation of the “expected” tax expense at 35% with the Company’s actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations for continuing operations is as follows:

	2006	2005	2004
	(In thousands)
Expected tax expense	$32,814	$23,234	$27,110
State taxes	2,465	808	716
Change in valuation allowance	(2,736)	(1,672)	3,163
Reserve for prior year taxes of acquired entities	—	—	(4,439)
Other, net	67	256	(911)
Actual tax expense	$32,610	$22,626	$25,639

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    INCOME TAXES (Continued)

In addition to federal and state income tax, the Company’s insurance company subsidiaries are subject to state premium taxes, which are included in other operating costs and expenses in the consolidated statements of operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Reserves for future policy benefits	$11,091	$14,480
Loss carryforwards	174	2,879
Asset valuation differences	—	4,932
Deferred revenues	427	610
Tax credit carryforwards	1,794	2,114
Other	1,404	—
Total gross deferred tax assets	14,890	25,015
Less valuation allowance	(213)	(2,949)
Net deferred tax assets	14,677	22,066
Deferred tax liabilities:
Deferred policy acquisition costs	(13,729)	(13,110)
Present value of future profits	(14,331)	(16,165)
Asset valuation differences	(5,174)	—
Unrealized gains on investments	(1,016)	(3,163)
Other	—	(4,813)
Total gross deferred tax liabilities	(34,250)	(37,251)
Net deferred tax liability	$(19,573)	$(15,185)

At December 31, 2006, the Company (exclusive of American Exchange and its subsidiaries) had net operating loss carryforwards of approximately $0.5 million that expire in 2015. At December 31, 2006, American Exchange and its subsidiaries have a foreign tax credit carryforward for Federal income tax purposes of approximately $1.5 million that expires in 2016.

The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $0.2 million at December 31, 2006 and $2.9 million at December 31, 2005.

As a result of uncertainty regarding the ability to generate taxable capital gains to utilize capital loss carryforwards, the Company established a valuation allowance in the amount of $3.2 million during 2004 that was reported as a deferred income tax expense to bring the total allowance for capital loss carryforwards to $3.7 million. Portions of the valuation allowance were released and reported as a deferred income tax benefit as capital gains were generated and the Company was able to realize the benefit from the capital loss carryforwards. Approximately $1.6 million was released during 2005 and $1.9 million was released during 2006.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    INCOME TAXES (Continued)

During 2005, the Company incurred creditable foreign taxes related to dividends from Penncorp Life, its Canadian subsidiary, generating a foreign tax credit carryforward, for which a deferred tax asset of approximately $0.8 million was established. A valuation allowance for the entire amount was established because the Company lacked sufficient foreign source income to realize the benefit for the foreign tax credit. As foreign source income was generated in 2006, the valuation allowance related to the foreign tax credit carryforward was released.

In 2003, the Company established a reserve for pre-acquisition tax years of certain life insurance subsidiaries that were being examined by the Internal Revenue Service in the amount of $4.4 million. During 2004, the Company released the reserve based on the completion of the exams.

Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

6.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at December 31, 2006 or at December 31, 2005.

Common Stock

The Company has 100 million shares of common stock, par value $0.01 per share, authorized for issuance. Changes in the number of shares of common stock issued were as follows:

Years ended December 31,	2006	2005	2004
Common stock issued, beginning of year	59,042,685	55,326,092	54,111,923
Equity offering	—	2,660,000	—
Stock options exercised	827,075	954,684	1,190,018
Agent stock award	16,040	73,512	—
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	4,700	28,397	24,151
Common stock issued, end of period	59,890,500	59,042,685	55,326,092

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   STOCKHOLDERS’ EQUITY (Continued)

Treasury Stock

The Company currently has 984,472 shares of common stock available to purchase pursuant to share repurchase program approved by the Company’s Board of Directors in November 2005. Changes in treasury stock were as follows:

	For the year ended December 31,
	2006			2005
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	751,473	$11,240	$14.96	124,941	$969	$7.75
Shares repurchased	16,296	207	12.69	708,113	10,961	15.48
Shares distributed in the form of employee bonuses	(54,901)	(821)	15.34	(81,581)	(690)	15.79
Treasury stock, end of period	712,868	$10,626	$14.91	751,473	$11,240	$14.96

Additional Paid In Capital

In connection with the 1999 acquisition the Company provided loans to certain members of management to purchase shares of common stock. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Through December 31, 2006, $0.9 million has been repaid. Repayments are reported as an increase to additional paid in capital. As of December 31, 2006, the outstanding balance of these loans was $0.1 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

As of December 31,	2006	2005
	(In thousands)
Continuing Operations:
Net unrealized appreciation on investments	$1,769	$8,515
Deferred acquisition cost adjustment	895	(1,265)
Foreign currency translation gains	233	242
Fair value of cash flow swap	—	1,544
Deferred tax	(1,014)	(3,163)
Accumulated other comprehensive income—continuing operations	1,883	5,873
Discontinued Operations:
Net unrealized appreciation on investments	—	42,116
Foreign currency translation gains	—	10,227
Deferred tax	—	(18,320)
Accumulated other comprehensive income—discontinued operations	—	34,023
Total accumulated other comprehensive income	$1,883	$39,896

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

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

The total number of shares of the Company’s Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP is (i) 1.5 million, plus (ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options (“ISOs”) may be granted shall not exceed 1.5 million. On May 26, 2004, the Company’s shareholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 1998 ICP by 2.5 million shares. As of December 31, 2006, a total of 10.2 million shares were eligible for grant under the plan of which 4.6 million shares were reserved for delivery under outstanding options awarded under the 1998 ICP, 4.5 million shares had been issued pursuant to previous awards and 1.1 million shares were reserved for issuance under future Awards at December 31, 2006.

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

Employee Stock Awards

In accordance with the 1998 ICP, the Company may grant stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed over the year for which the award relates. The Company granted awards to non-officer employees of 196 shares with a fair value of $18.56 per share for 2006 in January 2007, 1,156 shares with a fair value of $15.08 per share for 2005 in January 2006, and 1,661 shares with a fair value of $15.47 per share for 2004 in January 2005.

Restricted Stock Awards

Executive officers may be granted restricted stock in connection with their bonuses. This restricted stock vests ratably over four years. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant and are generally issued out of treasury shares. Compensation expense for restricted stock awards is recognized on a straight line basis over the vesting

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

period. In February, 2007, executive officers were awarded 86,627 shares with a fair value of $18.47 per share for 2006 performance. Executive officers were awarded 53,745 shares with a fair value of $15.35 per share for 2005 performance and 72,420 shares with a fair value of $15.88 per share for 2004 performance.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2006, and changes during the three years then ended, is presented below:

	2006		2005		2004
Nonvested Restricted Stock	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Nonvested at beginning of year	157	$12.05	117	$8.64	50	$5.57
Granted	54	15.35	72	15.88	79	10.11
Vested	(51)	11.05	(32)	8.35	(12)	5.57
Forfeited	(11)	11.78	—	—	—	—
Nonvested at end of year	149	$13.60	157	$12.05	117	$8.64

The total fair value of shares of restricted stock vested during the year ended December 31, 2006 was $0.8 million.  The total fair value of shares of restricted stock vested during 2005 was $0.5 million and the total fair value of shares of restricted stock vested during 2004 was $0.2 million.

Agent’s Stock Purchase Plan

Qualifying agents of the Insurance Subsidiaries can purchase shares of the Company’s common stock pursuant to the Company’s Agents Stock Purchase Plan (“ASPP”). Shares are purchased on the open market at fair value, accordingly, no expense is recognized. Through  the ASPP, agents purchased 4,700 shares at a weighted average price of $14.38 per share in 2006, 3,200 shares at a weighted average price of $17.67 per share in 2005, and 5,100 shares at a weighted average price of $10.73 per share in 2004.

Agent’s Deferred Compensation Plan

The Company also offers shares of Common Stock for sale to its agents pursuant to the Company’s Deferred Compensation Plan for Agents (“DCP”). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent’s commissions. Both the agent’s participation in the DCP and the Company’s obligation to match the agent’s deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price and, accordingly, no expense is recognized, except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounted to $0.2 million in 2006, $0.5 million in 2005, and $0.3 million in 2004.

Option Awards

The Company has various stock-based incentive plans for its employees, non-employee directors and agents. The Company issues new shares upon the exercise of options granted under such plans. Beginning January 1, 2006, the Company adopted FAS 123-R using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which is amortized over the grantees’ service period. The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on the Company’s method of computing compensation costs for options as compared to that used to prepare the pro forma disclosures in prior periods.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

The effect of the adoption of FAS 123-R on selected line items for stock-based compensation is as follows:

(In thousands, except per share amounts)	Year ended December 31, 2006
FAS 123-R stock option expense	$2,613
Income from continuing operations before taxes	(2,613)
Provision for (benefit from) income taxes	(915)
Income from continuing operations	(1,698)
Income from discontinued operations	—
Net income	(1,698)
Earnings per common share:
Basic:
Income from continuing operations	$0.03
Income from discontinued operations	—
Net income	$0.03
Diluted:
Income from continuing operations	$0.03
Income from discontinued operations	—
Net income	$0.03
Cash flows from operations—continuing operations	(1,916)
Cash flows from financing—continuing operations	1,916

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

	Year ended December 31,
(In thousands, except per share amounts)	2005	2004
Reported net income	$53,876	$63,871
Add back: Stock-based compensation expense included in reported net income, net of tax	1,331	589
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,099)	(2,126)
Pro forma net income	$52,108	$62,334
Net income per share:
Basic, as reported	$0.94	$1.17
Basic, pro forma	$0.91	$1.14
Diluted, as reported	$0.91	$1.13
Diluted, pro forma	$0.88	$1.10

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	3.12% – 5.28%
Dividend yields	0.0%
Expected volatility	40.00% – 47.23%
Expected lives of options (in years)	3.0 – 9.0

A summary of the status of the Company’s stock option plans during the three years ended December 31, 2006 and changes during the years ending on those dates is presented below:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding—beginning of year	4,823	$6.81	5,180	$5.19	5,659	$4.17
Granted	439	15.36	732	16.90	832	10.69
Exercised	(827)	5.57	(955)	5.78	(1,190)	3.99
Terminated	(110)	11.55	(134)	6.56	(121)	7.12
Outstanding—end of year	4,325	$7.73	4,823	$6.81	5,180	$5.19
Options exercisable at end of year	3,632	$6.40	3,369	$5.33	3,560	$4.46

The weighted average remaining contractual term for the options outstanding was 4.0 years at December 31, 2006 and 5.2 years at December 31, 2005. The weighted average remaining contractual term for the options exercisable was 3.8 years at December 31, 2006. The aggregate intrinsic value of options outstanding at December 31, 2006 was approximately $44.5 million. The aggregate intrinsic value of options exercisable at December 31, 2006 was $47.3 million.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $9.9 million and was $12.3 million for 2005. As of December 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $2.6 million, which is expected to be recognized over a weighted average period of 0.9 years.

Cash received from the exercise of stock options was $4.6 million for the year ended December 31, 2006, was $5.5 million for 2005 and was $4.7 million for 2004. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for such excess tax deductions was $1.9 million for the year ended December 31, 2006. The amount of operating cash flows recognized for such excess tax deductions was $2.9 million for 2005 and was $2.3 million for 2004.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

A summary of the weighted average fair value of options granted during the three years ended December 31, 2006 is presented below:

	2006		2005		2004
	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value
	(In thousands)		(In thousands)		(In thousands)
Above market	28	$5.38	298	$4.94	173	$3.10
At market	411	4.37	434	7.50	659	5.84
Below market	—	—	—	—	—	—
Total granted	439	$5.32	732	$6.46	832	$5.27

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price
	(In thousands)			(In thousands)
$1.88 – 3.12	443	1.4 years	$2.56	443	$2.56
3.15	1,179	2.6 years	3.15	1,179	3.15
3.25 -– 4.79	422	3.6 years	4.00	422	4.00
5.00 – 8.42	737	4.7 years	6.37	720	6.39
10.11 – 12.32	500	6.9 years	10.59	371	10.55
15.50 – 22.92	1,044	5.2 years	16.18	497	16.47
$1.88 -– 22.92	4,325	4.0 years	$7.73	3,632	$6.40

A summary of the activity relating to the options awarded by the Company for employees, directors and agents is as follows:

	Employees	Directors	Agents & Others	Total	Range of Exercise Prices
	(In thousands)
Balance, January 1, 2004	4,111	279	1,269	5,659
Granted	610	48	174	832	$10.11 - $12.32
Exercised	(420)	(14)	(756)	(1,190)	$1.01 - $10.11
Terminated	(35)	—	(86)	(121)	$3.15 - $10.56
Balance, December 31, 2004	4,266	313	601	5,180
Granted	383	51	298	732	$15.61 - $22.67
Exercised	(569)	(17)	(369)	(955)	$2.00 - $19.21
Terminated	(112)	—	(22)	(134)	$3.15 - $15.88
Balance, December 31, 2005	3,968	347	508	4,823
Granted	349	62	28	439	$13.75 - $19.25
Exercised	(710)	(12)	(105)	(827)	$1.88 - $15.88
Terminated	(88)	(9)	(13)	(110)	$3.15 - $19.21
Balance, December 31, 2006	3,519	388	418	4,325
Vested, December 31, 2006	3,046	299	287	3,632

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

Options Granted to Employees

Options are generally granted to eligible employees at a price not less than the market price of the Company’s common stock on the date of the grant. Option shares may be exercised subject to the terms prescribed by the individual grant agreement. During 2006, there were approximately 307,000 options issued to management in connection with the management bonus and 42,000 issued for new employees. During 2005, there were approximately 296,000 options issued to management in connection with the management bonus and 87,000 issued for new employees. During 2004, there were approximately 245,000 options issued to management in connection with the management bonus, 25,000 issued for new employees and 340,000 issued to Heritage employees in connection with the acquisition. Vested options must be exercised not later than the expiration date of the option, or earlier, following termination of employment. Prior to September 2005, options issued to employees had a term of ten years. Options issued to employees after August 2005 have a term of five years. These awards are made at a price equal to or greater than market on the date of grant, therefore, no compensation cost was recognized for such awards prior to 2006. Total expense relating to the above plans was $2.3 million for the year ended December 31, 2006.

On August 1, 1999, the Company issued 2.3 million below market stock options with an exercise price of $3.15 per share to certain employees and members of management. During 2000, the Company issued an additional 0.2 million below market stock options with an exercise price of $3.15 per share to certain relocated employees and members of management on July 31, 2000. As of December 31, 2006, the number of these options outstanding decreased to 1.2 million, through employee terminations and exercises. These options are fully vested. These options must be exercised not later than ten years after the date of the grant or following earlier termination of employment. The Company recorded an expense for the difference between the exercise price of $3.15 per share and the value of the options on the date of grant over the vesting period, which ended in 2004.

Stock Options Issued to Directors

Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Effective October 1, 2005, the annual grant of stock options to non-employee directors of the Board was increased to 5,000. A pro-rata award of 333 options was granted to each non-employee director on October 1, 2005. The 1998 ICP also provides that the non-employee directors for American Progressive and PennCorp Life Canada would be granted an option to purchase 1,500 shares of Common Stock at each annual meeting. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. These are made at a price equal to market, therefore, no compensation expense was recognized for such awards prior to 2006. Total expense relating to the above plans was $0.3 million for the year ended December 31, 2006.

Stock Option and Stock Award Plans for Agents

Options may be awarded to agents based on production pursuant to the 1998 ICP. These options vest in equal installments over a two year period and expire five years from the date of grant. The exercise prices are set at between 110% and 125% of the fair market value of Universal American common stock

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   STOCK BASED COMPENSATION (Continued)

on the date of the award. During 2006, independent agents were awarded approximately 28,000 options with a weighted average exercise price of $19.25 per share for 2005 sales performance. During 2005, career agents were awarded a total of approximately 244,000 options and independent agents were awarded approximately 54,000 options with a weighted average exercise price of $17.44 per share for 2004 sales performance. During 2004, career agents were awarded a total of approximately 75,000 options and independent general agents were awarded approximately 99,000 options with a weighted average exercise price of $11.45 per share for 2003 sales performance.

The Company also granted awards of common stock to qualifying career agents for performance through 2004. These shares vest after two years. During 2005, career agents were awarded stock grants of approximately 25,000 shares with a fair value of $15.37 for 2004 sales performance. During 2004, career agents were awarded stock grants of approximately 36,000 shares with a fair value of $9.71 per share for 2003 sales performance.

Beginning in 2005, the Company began granting awards of common stock to certain other qualifying agents. These awards vest over five years. During 2006, the qualifying agents were awarded stock grants of approximately 17,000 shares with a fair value of $16.07 per share for 2005 sales performance.During 2005, the qualifying agents were awarded stock grants of approximately 18,000 shares with a fair value of $23.17 per share for 2004 sales performance.

The fair values of the awards are expensed over the vesting period of each award.Total expense relating to the above plans was $0.9 million for the year ended December 31, 2006, $1.7 million for 2005, and $0.6 million for 2004.

8.   STATUTORY FINANCIAL DATA

The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At December 31, 2006, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $242.9 million at December 31, 2006 and $158.4 million at December 31, 2005. For the year ended December 31, 2006, the insurance subsidiaries generated statutory net income of $29.3 million. For the year ended December 31, 2005, the insurance subsidiaries generated a statutory net loss of $1.8 million. The insurance subsidiaries generated statutory net income of $5.4 million for the year ended December 31, 2004.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2006, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $44.0 million at December 31, 2006 and $25.3 million at December 31, 2005. Statutory net income for our health plan affiliates was $17.3 million for the year ended December 31, 2006, $9.6 million for the year ended December 31, 2005 and $5.5 million for the year ended December 31, 2004.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES

Activity in the accident & health policy and contract claim liability is as follows:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$107,156	$86,513	$93,032
Less reinsurance recoverables	(29,258)	(27,655)	(38,951)
Net balance at beginning of year	77,898	58,858	54,081
Balances acquired	—	—	9,265
Incurred related to:
Current year	866,318	522,631	373,058
Prior years	(628)	2,373	(151)
Total incurred	865,690	525,004	372,907
Paid related to:
Current year	720,901	454,580	329,994
Prior years	75,491	51,384	47,401
Total paid	796,392	505,964	377,395
Net balance at end of year	147,196	77,898	58,858
Plus reinsurance recoverables	54,615	29,258	27,655
Balance at end of year	$201,811	$107,156	$86,513

During 2006, the claim reserve balances at December 31, 2005 ultimately settled during 2006 for $0.6 million less than originally estimated, representing 0.1% of the incurred claims recorded in 2005. During 2005, the claim reserve balances at December 31, 2004 ultimately settled during 2005 for $2.4 million more than originally estimated, representing 0.6% of the incurred claims recorded in 2004. This unfavorable development related primarily to higher than anticipated claims for the Medicare Supplement business in the Senior Market Health Insurance Segment. During 2004, the claim reserve balances at December 31, 2003 ultimately settled during 2004 for $0.2 million less than originally estimated, representing less than 0.1% of the incurred claims recorded in 2003.

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

Beginning in 2002, we began to increase our retention of new Medicare Supplement policies issued. The method used to determine the portion of the claims reserves ceded to our reinsures was not appropriately reflecting the effect of these increasing retention levels. The method used resulted in the build up of the overstatement from 2002 through the third quarter of 2005.

Upon the identification of the overstatement, the Company took the following steps to reduce the likelihood of such overstatements from occurring in the future by: (i) adding additional analytical procedures to ensure the accuracy of claim reserves estimation methods; (ii) retaining independent

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES (Continued)

consulting actuaries to review the estimation of claim reserves on a regular basis; and (iii) strengthening the management review of claim reserves trends and methods used to estimate Medicare Supplement claim reserves and amounts recoverable from reinsurers.

The Company analyzed the impact of the overstatement to determine whether it was material to the current or prior periods. The Company considered both qualitative and quantitative factors in assessing materiality in order to evaluate misstatements in financial statements, including the evaluation of whether the misstatement:  a) arose from an item that could be precisely measured or is an estimate, b) resulted in a change of earnings trends or other trends, c) resulted in a failure to meet analysts’ consensus expectations, d) changed income to a loss or loss into income, e) had an impact on segment information and related trends, f) affected compliance with regulatory requirements, g) affected compliance with loan covenants or other contractual requirements, h) had the effect of increasing management’s compensation, or i) concealed an unlawful act.

The dilution to net income and EPS for prior period financial statements as a result of this adjustment is less than 1.6% in any prior year and the understatement is 3.6% in the year of correction. The Company believes these impacts are not material. In addition, the growth rate before and after the adjustment is substantially the same. Accordingly, the Company believes that the adjustment did not materially affect the earnings reported or trends in earnings growth for the periods impacted.

In 2004, the Company acquired Heritage. The balances acquired represent the accident and health claim liabilities acquired in this transaction.

10.   DEFERRED POLICY ACQUISITION COSTS

Details with respect to deferred policy acquisition costs are as follows:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$243,300	$184,982	$124,631
Capitalized costs, net of reinsurance commissions and allowances	87,810	105,358	109,489
Adjustment relating to unrealized gains on fixed maturities	2,160	6,511	(2,791)
Amortization	(71,126)	(53,551)	(46,347)
Balance, end of year	$262,144	$243,300	$184,982

The increase in amortization during 2006 and 2005 is primarily due to a combination of higher amounts of deferred policy acquisition costs at the beginning of the year and an increase in lapsation of Medicare Supplement policies. The decrease in the amount of acquisition costs capitalized during 2006 is primarily related to the decrease in new Medicare Supplement and annuity business written during the year, resulting in lower commissions and acquisition costs incurred.

11.   REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that it underwrites. The Company enters into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, the Company is party to various reinsurance agreements on its life and accident and health insurance risks. The Company’s senior market accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, the Company

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   REINSURANCE (Continued)

pays the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses the Company that same percentage of any losses. In addition, the reinsurer pays the Company certain allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly- renewable term basis. The Company also uses excess of loss reinsurance agreements for certain policies whereby the Company limits its loss in excess of specified thresholds. The Company’s quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force.

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

The PDPs sponsored by subsidiaries of Universal American are reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re. During 2006, there was approximately $237.4 million of premium ceded as a result of this agreement. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business will be terminated as of December 31, 2007, however, under the termination provisions of the contract, Pennsylvania Life will receive an amount equal to two years of the reinsurance profits generated by the block of business.

During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Captive Re, Ltd. (“PharmaCare Re”). Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35.0 million. The Company receives an underwriting fee of two percent of premium. During 2006, there was approximately $292.8 million of both direct and ceded premium as a result of this agreement. During 2005, there was approximately $132.3 million of both direct and ceded premium as a result of this agreement.

During 2006, we ceded premiums of $530.2 million to PharmaCare Re, $80.5 million to General Re, $74.1 million to Hannover and $12.4 million to Swiss Re, representing 28%, 4%,4% and 1% respectively of our total direct and assumed premiums. During 2005, we ceded premiums of $132.3 million to PharmaCare Re, $96.2 million to General Re, $90.6 million to Hannover and $12.0 million to Swiss Re, representing 12%, 9%, 8% and 1% respectively of our total direct and assumed premiums. During 2004, we ceded premiums of $109.0 million to General Re, $105.3 million to Hannover, and $7.7 million to Swiss Re, representing 13%, 13% and 1%, respectively, of our total direct and assumed premiums.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   REINSURANCE (Continued)

Amounts recoverable from all our reinsurers were as follows:

	2006	2005
	(In thousands)
Reinsurer
PharmaCare Re	$93,513	$21,423
General Re	84,982	86,864
Hannover	63,003	64,885
Swiss Re	20,751	17,519
Other	31,101	30,253
Total	$293,350	$220,944

At December 31, 2006, the total amount recoverable from reinsurers of $293.4 million included $267.1 million recoverable on future policy benefits and unpaid claims, $14.3 million in funds held and $11.9 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2005, the total amount recoverable from reinsurers of $220.9 million included $211.3 million recoverable on future policy benefits and unpaid claims and $9.6 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

A summary of reinsurance is presented below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Premiums
Life insurance	$73,437	$71,496	$54,041
Accident and health	1,810,142	1,017,361	739,708
Total gross premiums	1,883,579	1,088,857	793,749
Ceded to other companies
Life insurance	(17,055)	(17,298)	(11,528)
Accident and health	(701,569)	(331,705)	(232,062)
Total ceded premiums	(718,624)	(349,003)	(243,590)
Assumed from other companies
Life insurance	4,364	5,628	7,376
Accident and health	27,823	26,480	28,306
Total assumed premium	32,187	32,108	35,682
Net amount
Life insurance	60,746	59,826	49,889
Accident and health	1,136,396	712,136	535,952
Total net premium	$1,197,142	$771,962	$585,841
Percentage of assumed to net premium
Life insurance	7%	9%	15%
Accident and health	2%	4%	5%
Total assumed to total net	3%	4%	6%
Claims recovered	$657,565	$321,412	$192,558

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   REINSURANCE (Continued)

	As of December 31,
	2006	2005	2004
	(In thousands)
Life insurance in force
Gross amount	$3,003,885	$3,619,973	$3,565,291
Ceded to other companies	(793,966)	(761,730)	(766,357)
Assumed from other companies	92,083	109,353	138,849
Net amount	$2,302,002	$2,967,596	$2,937,783
Percentage of assumed to net in force	4%	4%	5%

12.   LOAN PAYABLE

Credit Facility, as Amended in May 2004

In connection with the acquisition of Heritage on May 28, 2004, the Company amended its credit agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of December 31, 2006. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective January 1, 2007, the interest rate on the term loan is 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company incurred additional loan origination fees of approximately $2.1 million, which were capitalized and are being amortized on a straight-line basis over the life of the Amended Credit Agreement along with the continued amortization of the origination fees incurred in connection with the Credit Agreement. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. The obligations of the Company under the Amended Credit Facility are guaranteed by CHCS Services Inc., Quincy Coverage Corporation, Universal American Financial Services, Inc., Heritage, HHS-HPN Network, Inc., Heritage Health Systems of Texas, Inc., PSO Management of Texas, LLC, HHS Texas Management, Inc. and HHS Texas Management LP (collectively the “Guarantors”) and secured by substantially all of the assets of each of the Guarantors. In addition, as security for the performance by the Company of its obligations under the Amended Credit Facility, the Company, CHCS Services Inc., Heritage and HHS Texas Management, Inc. have each pledged and assigned substantially all of their respective securities (but not more than 65% of the issued and outstanding shares of voting stock of any foreign subsidiary), all of their respective limited liability company and partnership interests, all of their respective rights, title and interest under any service or management contract entered into between or among any of their respective subsidiaries and all proceeds of any and all of the foregoing.

The Amended Credit Facility requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, a minimum risk based capital test and a minimum consolidated net worth test. The Amended Credit Facility also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Amended Credit Facility contains customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   LOAN PAYABLE (Continued)

events of bankruptcy and insolvency and judgment defaults. The Company requested and received, from the administrative agent for the bank group, a waiver of the event of default and an amendment to the Amended Credit Facility to increase the limitation for treasury stock purchases to $30.0 million in the aggregate after January 1, 2006.

In November, 2006, the Company requested and received, from the administrative agent for the bank group a waiver and amendment to the Amended Credit Facility. The waivers included the retention of proceeds from the Sale of PennCorp Life and the notification of the pending acquisition of Harmony Health, Inc. (“Harmony”). The amendments included an additional short-term revolving credit facility of $50.0 million and an increase in the capital expenditure limits.

The Company made regularly scheduled principal payments of $5.3 million during the year ended December 31, 2006, $5.3 million during 2005, and $5.7 million during 2004 in connection with its credit facilities. The Company paid interest of $6.9 million during 2006, $5.5 million during 2005, and $3.1 million during 2004 in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2007	$5,250
2008	5,250
2009	80,063
$90,563

The following table sets forth certain summary information with respect to total borrowings of the Company:

	As of December 31,		Year Ended December 31,
				Weighted
			Maximum	Average	Average
	Amount	Interest	Amount	Amount	Interest
	Outstanding	Rate	Outstanding	Outstanding(1)	Rate(2)
	(In thousands)		(In thousands)	(In thousands)
2006	$90,563	7.61%	$95,813	$93,820	7.31%
2005	$95,813	6.64%	$101,063	$99,081	5.53%
2004	$101,063	4.29%	$105,000	$75,775	4.06%

(1)          The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months’ average outstanding in borrowings.

(2)          The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

13.   OTHER LONG TERM DEBT

The Company has formed separate statutory business trusts (the “Trusts”), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the “Junior Subordinated Debt”) and engaging in only

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   OTHER LONG TERM DEBT (Continued)

those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company does not consolidate the trusts.

The Trusts have issued a combined $75.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2006
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.4%
May 2033	15,000	Floating	420		9.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   OTHER LONG TERM DEBT (Continued)

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

The Company paid $5.8 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2006, $5.3 million during 2005, and $4.7 million during 2004.

14.   DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The combined fair value of the swaps was $1.2 million at December 31, 2006 and $1.5 million at December 31, 2005 and is included in other assets. We had applied the “short-cut method” to determine effectiveness and the swaps were initially designated as cash flow hedges, with changes in their fair value recorded in accumulated other comprehensive income. In 2006, the SEC affirmed its interpretation that prohibits the use the “short-cut method” for all fair value hedges of fixed-rate trust preferred securities, as well as cash flow hedges of the variable cash flows associated with variable-rate trust preferred securities, whenever the issuer has the ability to defer interest payments at their election. As a result, these cash flow hedges are no longer deemed effective. In 2006, the fair value of the hedge was reversed out of accumulated other comprehensive income and reported in realized gains in our consolidated income statement. Any future changes in the fair value will also be reported in realized gains. During 2006 a net $1.2 million was reported in realized gains relating to the cash flow hedge.

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

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

15.   COMMITMENTS AND CONTINGENCIES

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

Another purported class action was filed by Western Trust Laborers-Employers Pension Trust (the “Western Trust Action”), a putative class member in the Kemp Action who has been appointed lead plaintiff in that action, on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in the Western Trust Action, which also purports to be a class action, are similar to those in the Kemp Action. By order dated May 1, 2006, the Kemp Action and the Western Trust Action were consolidated.

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which now subsumes the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. On August 14, 2006, defendants served a motion to dismiss the Amended Complaint in the Kemp Action. The lead plaintiff served opposition papers to the motion on October 17, 2006. The motion was argued before the Court on December 13, 2006, and, on January 10, 2007, the complaint was dismissed without prejudice. Plaintiffs have until March 29, 2007 to file an amended complaint.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

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

On July 19, 2006, the plaintiff in the Green Meadows Action filed a Verified Amended Shareholder Derivative Complaint (the “GM Amended Complaint”). The GM Amended Complaint adds as new defendants Mr. Wehner, Capital Z Financial Services Fund II, L.P. (“Capital Z”) and three directors of the Company who are affiliated with Capital Z, namely Bradley E. Cooper, Robert A. Spass and Eric W. Leathers. Capital Z is the largest shareholder of the Company. The GM Amended Complaint carries forward the legal claims asserted in the original complaint against the original defendants (with additional allegations), and adds new claims (i) against the new director defendants for alleged breach of fiduciary duty in connection with a secondary offering in June 2005 that included five million shares of the Company’s common stock that had been owned by Capital Z and (ii) against Capital Z for alleged unjust enrichment with respect to the proceeds Capital Z realized from the sale of the five million shares it formerly owned in the secondary offering. On September 8, 2006, defendants served a motion to dismiss the GM Amended Complaint. On October 26, 2006 (prior to the response date for plaintiff), the Court entered an order staying the case for 90 days. On January 22, 2007 (prior to the expiration of the previous stay), the Court entered an order staying the case for an additional 120 days.

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

Class Action Litigation Relating to Acquisition Proposal

Between October 25, 2006 and November 6, 2006, six purported class actions were filed in New York state courts against the Company and other defendants concerning the acquisition proposal received by the Company on October 24, 2006, from members of management led by Richard A. Barasch, the Company’s Chairman and Chief Executive Officer, and private equity firms Capital Z Partners, Ltd., Lee Equity Partners, LLC, Perry Capital, LLC and Welsh, Carson, Anderson & Stowe X, L.P. to acquire all of the Company’s publicly held common stock for $18.15 per share in cash (the “Offer”). Three of these actions were filed in the Supreme Court for New York County as Stellato v. Universal American Financial Corp., et al. (06-116006) (“Stellato”), Green Meadows Partners LLP v. Barasch, et al. (603724-06) (“Green Meadows II”), and Sorrentino v. Barasch et al. (06-603853) (“Sorrentino”). The Stellato action alleged that the offer was made at an “unfair price, under unfair terms and through improper means” and sought an injunction preventing the Offer from being consummated, or in the alternative, monetary damages. The Green Meadows II action alleged that Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass dominate the board of directors of the Company, and have breached their fiduciary duties by, among other things, making a buyout proposal that “fails to take into account the value of UHCO, its improving financial results and its value in comparison to other similar companies.”  The action sought, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages. The Sorrentino action also alleged board domination by Messers. Barasch, Cooper, Leathers, and Spass, and asserted that the Offer price is “unconscionable, unfair and grossly inadequate and constitutes unfair dealing.”  The action sought an injunction preventing the Offer from being consummated or rescinding the Offer, or, in the alternative, monetary damages.

Three other actions pertaining to the Offer were filed in the Supreme Court for Westchester County as Conolly v. Universal American Financial Corp, et al. (06-21712) (“Conolly”), McCormack v. Averill et al.(06-21365) (“McCormack”), and Zhang v. Barasch et al. (21672-06) (“Zhang”). The Conolly action alleged that the shareholder agreement to which Mr. Barasch and Capital Z are parties “deter[s] potential bids for the Company at a premium to the presently offered price,” and that the sponsors of the offer (excluding Mr. Barasch) are members of a “club” of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in “driv[ing] down the prices of potential acquisition targets.”  The Conolly action further asserted that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the Offer. The complaint sought an injunction prohibiting consummation of the Offer, or in the alternative, monetary damages. The McCormack action also asserted that the buyout offer is “the product of unfair dealing” by the management of the Company and its largest shareholder, Capital Z, and sought an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the Offer, as well as monetary damages. The Zhang action asserted that the Offer price was unfair and failed to take into account the value of the Company; it sought injunctive relief and/or damages.

On January 11, 2007, the New York Supreme Court, Westchester County, signed an order consolidating each of the six actions in the Commercial Division of Westchester Court under the caption, In re Universal American Financial Corp. Buyout Offer Shareholder Litigation (the “Consolidated Action”). The defendants named in the consolidation order included the Company, Mr. Barasch and the other sponsors of the offer, including Capital Z, as well as eight other members of the Company’s board of

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

directors. The court’s order provided that the plaintiff would file a consolidated amended complaint, and the defendants’ time to respond would extend to 40 days thereafter. The consolidated amended complaint has not yet been filed.

The Consolidated Action pertaining to the Offer is currently being considered by counsel for defendants. Therefore, management cannot yet ascertain the impact that it may have, if any, on the Company’s financial statements.

Other Litigation

The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

Lease Obligations

We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma and Ontario, Canada. Rent expense was $4.4 million for the year ended December 31, 2006, $3.9 million for 2005 and $3.1 million for 2004. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2007	$4,554
2008	4,330
2009	3,852
2010	3,435
2011	2,754
Thereafter	4,950
Total	$23,875

In addition to the above, Pennsylvania Life is the named lessees on 52 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2006 was approximately $1.8 million.

16.   UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN

Effective April 1, 1992, the Company adopted the Universal American Financial Corp. 401(k) Savings Plan (“Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 100% of the employee’s compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer’s contributions vest at the rate of 25% per plan year, starting at the end of the second year. Amounts credited to employee’s accounts under the Savings Plan are invested by the employer-appointed investment committee. Currently, the Company

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   UNIVERSAL AMERICAN FINANCIAL CORP. 401(K) SAVINGS PLAN (Continued)

matches employee contributions with Company common stock in amounts equal to 100% of the employee’s first 1% of contributions and 50% of the employee’s next 4% of contributions to a maximum matching contribution of 3% of the employee’s eligible compensation. The Company made matching contributions under the Savings Plan of $0.7 million in 2006, $0.7 million in 2005 and $0.6 million in 2004. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. The Savings Plan held 445,426 shares of the Company’s common stock at December 31, 2006, which represented 36% of total plan assets and 610,132 shares at December 31, 2005, which represented 44% of total plan assets. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

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

Other invested assets:   Other invested assets consists of collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance and . The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value. Equity securities are carried at fair value, based on quoted market price

Cash and cash equivalents and policy loans:   For cash and cash equivalents and policy loans, the carrying amount is a reasonable estimate of fair value.

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities available for sale	$1,112,086	$1,112,086	$1,109,745	$1,109,745
Policy loans	22,032	22,032	23,493	23,493
Other invested assets	1,725	1,725	2,175	2,175
Cash and cash equivalents	542,130	542,130	136,960	136,930
Cash flow swap	1,185	1,185	1,544	1,544
Financial liabilities:
Investment contract liabilities	485,189	452,378	495,751	461,939
Loan payable	90,563	90,563	95,813	95,813
Trust preferred securities	75,000	75,000	75,000	75,000

18.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

For the Year ended December 31, 2006	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$232	$81	$151
Reclassification adjustment for losses (gains) included in net income	(4,818)	(1,686)	(3,132)
Net unrealized (loss) gain	(4,586)	(1,605)	(2,981)
Cash Flow Hedge	(1,543)	(540)	(1,003)
Foreign currency translation adjustment	(9)	(3)	(6)
Other comprehensive (loss) income from continuing operations	(6,138)	(2,148)	(3,990)
From discontinued operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	(3,752)	(1,314)	(2,438)
Reclassification adjustment for gains included in net income	(38,364)	(13,427)	(24,937)
Net unrealized gain	(42,116)	(14,741)	(27,375)
Foreign currency translation adjustment	(10,227)	(3,579)	(6,648)
Other comprehensive income from discontinued operations	(52,343)	(18,320)	(34,023)
Total other comprehensive (loss) income	$(58,481)	$(20,468)	$(38,013)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   OTHER COMPREHENSIVE INCOME (Continued)

For the Year ended December 31, 2005	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$(18,230)	$(6,381)	$(11,849)
Reclassification adjustment for losses (gains) included in net income	(5,044)	(1,765)	(3,279)
Net unrealized (loss) gain	(23,274)	(8,146)	(15,128)
Cash Flow Hedge	712	249	463
Foreign currency translation adjustment	26	9	17
Other comprehensive (loss) income from continuing operations	(22,536)	(7,888)	(14,648)
From discontinued operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	19,995	6,998	12,997
Reclassification adjustment for gains included in net income	(729)	(255)	(474)
Net unrealized gain	19,266	6,743	12,523
Foreign currency translation adjustment	1,597	559	1,038
Other comprehensive income from discontinued operations	20,863	7,302	13,561
Total other comprehensive (loss) income	$(1,673)	$(586)	$(1,087)

For the Year ended December 31, 2004	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$(2,127)	$(744)	$(1,383)
Reclassification adjustment for losses (gains) included in net income	(5,616)	(1,966)	(3,650)
Net unrealized (loss) gain	(7,743)	(2,710)	(5,033)
Cash Flow Hedge	636	223	413
Foreign currency translation adjustment	74	26	48
Other comprehensive (loss) income from continuing operations	(7,033)	(2,461)	(4,572)
From discontinued operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	11,670	4,085	7,585
Reclassification adjustment for gains included in net income	(5,031)	(1,761)	(3,270)
Net unrealized gain	6,639	2,324	4,315
Foreign currency translation adjustment	2,255	789	1,466
Other comprehensive income from discontinued operations	8,894	3,113	5,781
Total other comprehensive (loss) income	$1,861	$652	$1,209

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   UNCONSOLIDATED SUBSIDIARY

During 2005, we entered into a strategic alliance with PharmaCare and created PDMS, which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. At December 31, 2006, our investment in the equity in PDMS was $6.0 million and at December 31, 2005, our share of the deficit of PDMS was $1.0 million. Our share in the income or loss of PDMS is included in “equity in earnings of unconsolidated subsidiary.”  For 2006, our share in the net income was $46.2 million. For 2005, our share in the net loss was $4.0 million. During 2006 PDMS made distributions to its owners aggregating $81.0 million. Our share of these distributions was $40.5 million.

The condensed financial information for 100% of PDMS is as follows:

As of December 31,	2006	2005
	(In thousands)
Assets
Cash and investments	$7,237	$131
Other	10,234	2,353
Total Assets	$17,471	$2,484
Liabilities
Accrued expenses and other	$5,558	$4,444
Equity	11,913	(1,960)
Total liabilities and equity	$17,471	$2,484

Year ended December 31,	2006	2005
	(In thousands)
Total revenue	$102,328	$—
Total expenses	9,954	7,960
Income	$92,374	$(7,960)

20.   BUSINESS SEGMENT INFORMATION:

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, Oklahoma and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   BUSINESS SEGMENT INFORMATION: (Continued)

affiliated IPA’s. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, are sold by our career and independent agents. We currently market PFFS products in 459 counties throughout 15 states. Beginning November 15, 2006, we began marketing PFFS products in 2,600 counties throughout 35 states.

Senior Market Health Insurance—This segment consists of our Medicare Supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies, as well as our Medicare Part D plans, including the equity in the income or loss of PDMS, that began offering prescription drug coverage for seniors on January 1, 2006. The inclusion of the operating results from our Medicare Part D business with those of our Medicare Supplement business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. These businesses generally see higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income attributable to those businesses.

Specialty Health Insurance—This segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States. This segment also includes certain products that we no longer sell such as long term care and major medical insurance. This segment’s products are distributed primarily by our career agents. The results for this segment for prior periods have been restated to exclude the results for PennCorp Life, since it is now classified as discontinued operations.

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

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   BUSINESS SEGMENT INFORMATION: (Continued)

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	2006		2005		2004
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$450,635	$10,509	$240,750	$27,829	$93,528	$10,136
Senior Market Health Insurance	672,615	56,702	392,324	10,181	360,349	35,407
Specialty Health Insurance	97,248	10,209	101,800	12,094	105,793	12,337
Life Insurance and Annuity	101,662	18,121	96,168	15,723	84,523	13,370
Senior Administrative Services	85,014	15,840	59,124	9,449	56,668	13,090
Corporate	1,408	(22,443)	1,017	(13,937)	289	(12,498)
Intersegment revenues	(62,149)	—	(43,459)	—	(45,309)	—
Adjustments to segment amounts:
Net realized gains(1)	4,818	4,818	5,044	5,044	5,616	5,616
Equity in (earnings) loss of unconsolidated subsidiary(2)	(46,187)	—	3,980	—	—	—
Total—Continuing Operations	$1,305,064	$93,756	$856,748	$66,383	$661,457	$77,458

(1)             We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

(2)             We report the equity in the earnings of unconsolidated subsidiary as revenue for our Senior Market Health Insurance segment for purposes of analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line following income from continuing operations.

Identifiable assets by segment are as follows:

As of December 31,	2006	2005
	(In thousands)
Senior Managed Care—Medicare Advantage	$390,413	$182,754
Senior Market Health Insurance	819,056	426,180
Specialty Health Insurance	527,486	533,459
Life Insurance and Annuity	731,003	744,185
Senior Administrative Services	31,326	26,149
Corporate	816,908	705,409
Intersegment assets(1)	(731,150)	(681,852)
Assets of discontinued operations	—	277,695
Total Assets	$2,585,042	$2,213,979

(1)          Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   DISCONTINUED OPERATIONS

On December 1, 2006, the Company completed the sale of UAFC (Canada) Inc., including PennCorp Life Canada. Pursuant to the Purchase Agreement, the Company sold all of the outstanding shares of UAFC (Canada) Inc., owner of the Company’s Canadian insurance subsidiary, PennCorp Life Canada , to a venture 70% owned by La Capitale and 30% owned by GMF, for an aggregate purchase price of approximately $131 million (CAD$146 million) in cash, on the terms and conditions set forth in the Purchase Agreement (the “Sale”). The purchase price is comprised of $121.9 million (CAD $137.0 million) in cash, plus an amount equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006, equal approximately $8.4 million (CAD $9.9 million). Universal American has accounted for the operations of PennCorp Life Canada as discontinued operations beginning in the third quarter. All prior period amounts have been reclassified to conform to this presentation.

The sale resulted in an after-tax realized gain of approximately $48.4 million and generated after tax cash proceeds of approximately $95 million comprised of approximately $84 million of cash received at closing plus approximately $8.4 million due in March 2007 for the net earnings of PennCorp Life Canada for 2006 through the closing date plus an additional $2.6 million upon the release of escrow due in December 2008, subject to any claims.

During 2006, PennCorp Life Canada paid dividends of C$4.9 million (approximately US$4.4 million) to Universal American. During 2005, PennCorp Life Canada became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from PennCorp Life Canada in 2006 was C$0.2 million (approximately US$0.2 million). During 2005, PennCorp Life Canada paid dividends of C$6.4 million (approximately US$5.4 million) to Universal American.

In order to mitigate the risk fluctuations in the value of the U.S. dollar as compared to the Canadian dollar between the date of the purchase agreement to the closing of the transaction, in connection with the sale of PennCorp Life Canada, on September 5, 2006, Universal American entered into a financial hedging currency collar, which set the upper value of the exchange rate at CAD$0.9124 per U.S. $1.00 and the lower value of the exchange rate at CAD$0.8900 per U.S. $1.00. The spot exchange rate was CAD$0.8993 per U.S. $1.00 at the time Universal American entered into the hedging transaction. At the closing, the spot exchange rate was CAD$0.8733 per U.S. $1.00 and the financial hedging currency collar was terminated. The resulting gain on the financial hedging currency collar on the closing date was approximately $2.2 million, which was included with the gain on the sale.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   DISCONTINUED OPERATIONS (Continued)

Summarized financial information for our discontinued operations for the eleven months ended November 30, 2006 and the years ended December 31, 2005 and 2004 is presented below.

	2006	2005	2004
Total revenue	$73,795	$74,446	$68,975
Total expenses	58,430	59,592	54,995
Income before realized gains and income taxes	15,365	14,854	13,980
Realized gains	630	729	5,031
Income before provision for taxes	15,995	15,583	19,011
Provision for income taxes	6,207	5,464	6,959
Income from operations of subsidiary held for sale	9,788	10,119	12,052
Gain on sale:
Gain on sale	77,776	—	—
Taxes on gain on sale	29,404	—	—
Net gain on sale	48,372	—	—
Income from discontinued operations	$58,160	$10,119	$12,052

Total assets and liabilities of PennCorp Life Canada, located entirely in Canada, are as follows:

	December 1, 2006	December 31, 2005
	(In thousands)
Assets
Cash and investments	$266,607	$236,999
Deferred policy acquisition costs	33,942	29,242
Other assets	19,025	21,819
Total assets	$319,574	$288,060
Liabilities
Policyholder liabilities	$223,656	$207,165
Other liabilities	6,385	5,105
Total liabilities	$230,041	$212,270

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the per common share amounts.

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$325,466	$340,925	$342,094	$342,766
Income from continuing operations before income taxes	7,761	23,829	42,711	19,456
Provision for income taxes	2,829	8,467	15,983	5,332
Income from continuing operations	4,932	15,362	26,728	14,124
Income from discontinued operations, net of taxes	2,089	2,748	3,079	1,875
Gain on Sale of discontinued operations, net of taxes	—	—	395	47,975
Income from discontinued operations	2,089	2,748	3,474	49,850
Net income	$7,021	$18,110	$30,202	$63,974
Earnings per common share:
Basic:
Income from continuing operations	$0.08	$0.26	$0.46	$0.24
Income from discontinued operations	0.04	0.05	0.06	0.85
Net income	$0.12	$0.31	$0.52	$1.09
Diluted:
Income from continuing operations	$0.08	$0.26	$0.44	$0.23
Income from discontinued operations	0.04	0.04	0.06	0.83
Net income	$0.12	$0.30	$0.50	$1.06

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$205,676	$211,803	$217,779	$221,489
Income from continuing operations before income taxes	22,114	23,557	19,057	1,655
Provision for income taxes	8,062	7,471	7,182	(90)
Income from continuing operations	14,052	16,086	11,875	1,745
Income from discontinued operations, net of taxes	2,020	2,562	3,413	2,123
Net income	$16,072	$18,648	$15,288	$3,868
Earnings per common share:
Basic:
Income from continuing operations	$0.25	$0.29	$0.20	$0.03
Income from discontinued operations	0.04	0.04	0.06	0.04
Net income	$0.29	$0.33	$0.26	$0.07
Diluted:
Income from continuing operations	$0.24	$0.28	$0.19	$0.03
Income from discontinued operations	0.04	0.04	0.06	0.03
Net income	$0.28	$0.32	$0.25	$0.06

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue, as previously reported	$345,528	$361,217	$342,094	$342,766
Less revenues of discontinued operations	20,062	20,292	—	—
Total revenue from continuing operations	$325,466	$340,925	$342,094	$342,766
Net income, as previously reported	$7,021	$18,110	$26,728	$14,124
Less net income of discontinued operations	2,089	2,748	—	—
Net income from continuing operations	$4,932	$15,362	$26,728	$14,124

	Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue, as previously reported	$224,202	$229,797	$237,152	$240,772
Less revenues of discontinued operations	18,526	17,994	19,373	19,283
Total revenue from continuing operations	$205,676	$211,803	$217,779	$221,489
Net income, as previously reported	$16,072	$18,648	$15,288	$3,868
Less net income of discontinued operations	2,020	2,562	3,413	2,123
Net income from continuing operations	$14,052	$16,086	$11,875	$1,745

During the fourth quarter of 2006, the Company incurred pre-tax expenses of $19.4 million, in connection with our Medicare Advantage expansion initiatives.

During the fourth quarter of 2005, the Company recorded a pre-tax adjustment that increased incurred claims by $9.9 million, or $0.11 per diluted share after tax. Two factors caused this action. First,

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

incurred claims increased by $4.4 million as a result of a change in the estimate of the Company’s Medicare Supplement claim reserves of $6.8 million, offset by an increase in amounts recoverable from reinsurers of $2.4 million. Second, the Company determined that, over a four year period, it had overstated the amounts recoverable from reinsurers for ceded Medicare Supplement claim reserves. During the fourth quarter of 2005, the Company decreased its recoverable from reinsurers for ceded Medicare Supplement claim reserves by $5.5 million. Approximately $1.1 million of the decrease was determined to relate to the first three quarters of 2005 and $3.1 million of the decrease was determined to relate to the years 2002 through 2004. See Note 9—Accident and Health Policy and Contract Claim Liabilities for additional information on this adjustment.

Also during the fourth quarter of 2005, the Company incurred pre-tax expenses of $10.6 million in connection with the implementation of our Part D program and our Medicare Advantage expansion initiatives.

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

23.   ACQUISITION PROPOSAL

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

Universal American’s Board of Directors has established a Special Committee (the “Special Committee”) consisting of four independent directors to review and evaluate the proposal and any strategic alternatives to the proposal that may be available to Universal American. In establishing the Special Committee, the Board determined that it would not approve the proposal unless it receives a prior favorable recommendation from the Special Committee. The Special Committee has retained Citigroup Global Markets, Inc. as its financial advisor and Willkie Farr & Gallagher LLP as its legal advisor.

On March 5, 2007, the Special Committee announced that it has rejected the management-led proposal to acquire all outstanding shares of Universal American common stock at $18.15 per share as inadequate and not in the best interests of the Company and its stockholders. The Special Committee reached its conclusion after careful consideration, including a thorough review of Universal American’s business and prospects with its independent financial advisor, Citigroup Global Markets, and its

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   ACQUISITION PROPOSAL (Continued)

independent legal advisor, Willkie Farr & Gallagher LLP. Although the Special Committee has rejected the $18.15 management-led bid, it remains in place and, together with its advisors, will be prepared to consider any other proposal that the management-led group or the Company’s Board may present to it for its consideration. Accordingly, there is no assurance that Universal American will enter into this or any other transaction. Shareholders are not now being asked to take any action with respect to the proposal. Universal American cautions its shareholders and others considering trading in its securities.

24.   SUBSEQUENT EVENTS

On March 1, 2007, the Company acquired Harmony Health, Inc. (“Harmony”), a provider-owned company that operates GlobalHealth, Inc. (“GlobalHealth”), a Medicare Advantage and Commercial managed care plan in Oklahoma City, Oklahoma for $17.5 million in cash. Harmony is a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 3,200 Medicare Advantage members with annualized revenue of approximately $30 million. Under the terms of the agreement, the Oklahoma City Clinic will enter a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic will retain the risk for commercial business under a global capitation arrangement.

On March 13, 2007, the Company drew down all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility has a maturity date of September 30, 2007 and bears interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate is 6.1%.

Additionally, the Company signed a letter of intent to issue up to an additional $100 million of trust preferred securities through a separate subsidiary trust. The trust preferred securities will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration on an applicable exemption from registration requirements. This reference to the trust preferred securities shall not constitute an offer of any sale of this security. The closing of the issuance of $50 million of the trust preferred securities is expected to occur in  late March 2007.

In January, 2007, the Company sold Peninsular Life Insurance Company for $7.9 million, resulting in a net pre-tax gain of approximately $2.0 million.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN FINANCIAL CORP.
December 31, 2006 and 2005

	December 31, 2006
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$112,754	$115,315	$114,556	$114,556
Corporate bonds	423,117	431,455	434,770	434,770
Foreign bonds	32,321	32,120	32,188	32,188
Mortgage-backed and asset-backed securities	556,754	531,433	530,572	530,572
Sub-total		1,110,323	$1,112,086	1,112,086
Policy loans		22,032		22,032
Other invested assets		1,725		1,725
Total investments		$1,134,080		$1,135,843

	December 31, 2005
	Face	Amortized	Fair	Carrying
Classification	Value	Cost	Value	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$114,089	$112,857	$111,861	$111,861
Corporate bonds	438,597	448,564	457,724	457,724
Foreign bonds	31,798	31,588	32,223	32,223
Mortgage-backed and asset-backed securities	506,456	508,200	507,937	507,937
Sub-total		1,101,209	$1,109,745	1,109,745
Policy loans		23,493		23,493
Other invested assets		2,175		2,175
Total investments		$1,126,877		$1,135,413

See notes to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)

CONDENSED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$58,418	$12,455
Investments in subsidiaries, at equity	664,172	556,659
Advances to agents (Note 4)	36,735	8,436
Surplus note receivable from affiliate	27,550	40,050
Due from affiliates	17,805	964
Deferred loan origination fees	3,738	4,656
Deferred tax asset	—	1,124
Receivables on sale of discontinued operations	10,943	—
Other assets	2,891	5,275
Investment in subsidiary held for sale (Note 5)	—	75,790
Total assets	$822,252	$705,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Loan payable	$90,563	$95,813
Other long term debt	75,000	75,000
Income taxes payable	23,857	—
Deferred income tax liability	3,617	—
Retiree plan termination liability	126	772
Accounts payable and other liabilities	5,180	1,939
Total liabilities	198,343	173,524
Total stockholders’ equity	623,909	531,885
Total liabilities and stockholders’ equity	$822,252	$705,409

See notes to condensed financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2006

	2006	2005	2004
	(In thousands)
REVENUES:
Surplus note investment income—affiliated	$2,749	$2,587	$2,389
Realized gain	1,219	498	—
Other income	1,402	1,013	298
Total revenues	5,370	4,098	2,687
EXPENSES:
Selling, general and administrative expenses	8,570	5,553	6,347
Stock compensation expense	2,624	—	—
Release of retiree plan termination liability	(646)	(1,815)	(604)
Interest expense—loan payable	6,953	5,557	3,074
Interest expense—other long term debt	5,867	5,426	4,829
Interest expense—affiliated	—	231	502
Total expenses	23,368	14,952	14,148
Loss before income taxes and equity in income of subsidiaries	(17,998)	(10,854)	(11,461)
Income tax benefit	754	5,706	4,680
Loss before equity in income of subsidiaries	(17,244)	(5,148)	(6,781)
Equity in income of subsidiaries, net of taxes	62,544	52,885	58,600
Equity in income (loss) of unconsolidated subsidiary	15,845	(3,980)	—
Income from continuing operations	61,145	43,757	51,819
Discontinued Operations (Note 5):
Equity in income from discontinued operations, net of taxes	9,788	10,119	12,052
Gain on sale of discontinued operations	48,373	—	—
Income from discontinued operations	58,161	10,119	12,052
Net income	$119,306	$53,876	$63,871

See notes to condensed financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Years Ended December 31, 2006

	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$119,306	$53,876	$63,871
Adjustments to reconcile net income to net cash used by operating activities:
Equity in income of discontinued operations	(9,788)	(10,119)	(12,503)
Gain on sale of discontinued operation	(48,373)	—	—
Equity in income of subsidiaries	(62,544)	(52,885)	(58,149)
Equity in (income) loss of unconsolidated subsidiary	(15,845)	3,980	—
Distribution from unconsolidated subsidiary	12,000	—	—
Realized gain	(1,219)	(498)	—
Stock based compensation	2,624	—	—
Change in amounts due to/from subsidiaries	(4,809)	(4,405)	(560)
Amortization of deferred loan origination fees	918	675	727
Deferred income taxes	2,310	413	(164)
Change in other assets and liabilities	(8,692)	(3,802)	2,354
Net cash used by operating activities	(14,112)	(12,765)	(4,424)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	—	23,253	—
Purchase of fixed maturities	—	(23,253)	—
Redemption of surplus note due from affiliate	12,500	8,400	11,550
Capital contributions to subsidiaries	(44,750)	(37,150)	(17,800)
Proceeds from sale of discontinued operations	104,812	—	—
Purchase of business	—	—	(100,149)
Repayments of loans to subsidiaries	—	—	2,397
Purchase of agent advances from subsidiaries, net of collections	(28,299)	458	(1,263)
Other investing activities	1,667	(2,618)	—
Net cash used by investing activities	45,930	(30,910)	(105,265)
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,550	64,843	4,791
Purchase of treasury stock	(206)	(10,961)	(325)
Repayment of stock loans	—	20	125
Repayments of debt to subsidiaries	—	(3,407)	(3,518)
Issuance of new debt	—	—	68,594
Principal repayment on debt	(5,250)	(5,250)	(5,704)
Dividends received from subsidiaries	13,015	6,975	34,582
Other financing activities	36	890	(2,075)
Net cash provided from financing activities	14,145	53,110	96,470
Net increase (decrease) in cash and cash equivalents	45,963	9,435	(13,219)
Cash and cash equivalents:
At beginning of year	12,455	3,020	16,239
At end of year	$58,418	$12,455	$3,020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,758	$11,116	$8,307
Income taxes	$10,100	$3,300	$(4,717)

See notes to condensed financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP.
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

In the parent-company-only financial statements, the parent company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The parent company’s share of net income of its wholly owned unconsolidated subsidiaries is included in its net income using the equity method. As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123-Revised, “Share-Based Payment” (“FAS 123-R”) using the modified prospective method. See Note 7 of the notes to the consolidated financial statements in the Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation. Parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.    RETIREE PLAN TERMINATION LIABILITY

Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2006, $0.6 million of the liability was released. During the fourth quarter of 2005, $1.8 million of the liability was released and during the fourth quarter of 2004, $ 0.6 million of the liability was released.

3.    UNCONSOLIDATED SUBSIDIARY

In the second quarter of 2005, Universal American entered into a joint venture with PharmaCare and created PDMS, which is 50% owned by each Universal American and PharmaCare. At December 31, 2005, our share of the net deficit of PDMS of $1.0 million is included in other assets. The Company and PharmaCare each made additional contributions of $1.3 million to PDMS, Inc. in January 2006. Our share of the earnings of PDMS through May 15, 2006 was $15.8 million. PDMS made distributions to its owners aggregating $24.0 million through May 15, 2006. Universal American’s share of the distributions was $12.0 million. On May 15, 2006, Universal American contributed its share of PDMS to American Exchange.

4.    AGENT ADVANCES

Universal American’s insurance subsidiaries advance commissions to their respective agents for business submitted by the agents. Universal American has agreements with certain of its insurance subsidiaries whereby it will finance the advances. The advances are repaid as the commissions are earned through the balance of the policy period. During the fourth quarter of 2006, the level of agent advances increased as a result of the increase in Medicare Advantage private fee-for-service members enrolled for the 2007 plan year.

5.    DISCONTINUED OPERATIONS

On December 1, 2006, the Company completed the sale of UAFC (Canada) Inc., including PennCorp Life Canada. The sale generated an after-tax realized gain of approximately $48.4 million. Universal American has accounted for the operations of PennCorp Life Canada as discontinued operations. All prior period amounts have been reclassified to conform to this presentation. Refer to Note 21 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of the transaction.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION

UNIVERSAL AMERICAN FINANCIAL CORP.
(In thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2006
Senior Managed Care—Medicare Advantage	$ 574	$ —	—	$ 77,815	$ 444,664	$ 5,971	$ 332,248	$ (574)	$ 104,972
Senior Market Health Insurance	121,040	91,517	—	101,380	613,262	10,406	480,808	(8,311)	139,667
Specialty Health Insurance	48,457	319,737	—	22,616	78,443	18,503	66,854	(1,622)	21,895
Life Insurance/Annuities	92,073	674,432	—	12,901	61,576	39,718	57,970	(6,177)	31,414
Senior Administrative Services	—	—	—	—	—	—	—	—	68,681
Corporate	—	—	—	—	—	994	—	—	23,475
Intersegment and other adjustments	—	—	—	—	(803)	(133)	(753)	—	(61,119)
Segment Total	$ 262,144	$ 1,085,686	—	$ 214,712	$ 1,197,142	$ 75,459	$ 937,127	$ (16,684)	$ 328,985
2005
Senior Managed Care—Medicare Advantage	$ —	$ —	—	$ 27,692	$ 237,891	$ 2,685	$ 170,900	$ —	$ 39,729
Senior Market Health Insurance	112,800	113,029	—	51,780	390,520	4,783	291,696	(31,035)	117,624
Specialty Health Insurance(1)	46,841	291,239	—	27,684	83,734	16,988	65,139	(3,866)	28,434
Life Insurance/Annuities	83,659	677,417	—	14,081	59,740	36,299	56,592	(16,906)	40,491
Senior Administrative Services	—	—	—	—	—	—	—	—	49,197
Corporate	—	—	—	—	—	815	—	—	15,164
Intersegment and other adjustments	—	—	—	—	77	(122)	187	—	(43,868)
Segment Total	$ 243,300	$ 1,081,685	—	$ 121,237	$ 771,962	$ 61,448	$ 584,514	$ (51,807)	$ 246,771
2004
Senior Managed Care—Medicare Advantage	$ —	$ —	—	$ 14,448	$ 93,011	$ 333	$ 66,449	$ —	$ 15,042
Senior Market Health Insurance	81,889	118,892	—	53,981	355,323	4,167	246,019	(32,878)	109,828
Specialty Health Insurance(1)	43,010	279,322	—	18,083	88,439	16,724	64,713	(5,927)	34,670
Life Insurance/Annuities	60,082	646,090	—	10,623	50,037	34,207	53,461	(24,337)	41,104
Senior Administrative Services	—	—	—	—	—	9	—	—	43,160
Corporate	—	—	—	—	—	247	—	—	13,398
Intersegment and other adjustments	—	—	—	—	(969)	(123)	(1,162)	—	(44,773)
Segment Total	$ 184,981	$ 1044,304	$ —	$ 97,135	$ 585,841	$ 55,564	$ 429,480	$ (63,142)	$ 212,429

(1)          Restated to remove discontinued operations