Form 10-Q
period 2007-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2007-05-10
CIK 709878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 59,442,873 shares of the registrant’s common stock were issued and outstanding.

As used in this Quarterly Report on Form 10-Q, “Universal American,” “we,” “our,” and “us” refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Quarterly Report on Form 10-Q, including, but not limited to, those set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and certain oral statements made from time to time by our representatives may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the identification of acquisition candidates and the completion of transactions with them, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 1A “Risk Factors” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 1 “Business”, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006,as well as other reports that we file with the Securities and Exchange Commission. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Investments (Note 5):
Fixed maturities available for sale, at fair value (amortized cost: 2007, $1,153,659; 2006, $1,110,323)	$1,156,417	$1,112,086
Policy loans	21,978	22,032
Other invested assets	1,744	1,725
Total investments	1,180,139	1,135,843
Cash and cash equivalents (Note 2)	925,914	542,130
Accrued investment income	11,789	12,927
Deferred policy acquisition costs	251,377	262,144
Amounts due from reinsurers	312,105	293,350
Due and unpaid premiums	83,605	11,043
Present value of future profits and other amortizing intangible assets (Note 4)	62,007	54,738
Goodwill and other indefinite lived intangible assets (Note 4)	79,648	71,332
Income taxes receivable	749	—
Other Part D receivables (Note 2)	78,259	85,871
Advances to agents	72,306	48,912
Other assets	86,110	66,752
Total assets	$3,144,008	$2,585,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances (Note 2)	$475,313	$485,189
Reserves for future policy benefits	606,766	600,497
Policy and contract claims—life	12,760	12,901
Policy and contract claims—health	429,320	201,811
Advance premium	210,804	26,120
CMS contract deposits for amounts not at risk (Note 2)	209,188	134,184
Loan payable (Note 9)	139,250	90,563
Other long term debt (Note 10)	125,000	75,000
Amounts due to reinsurers	77,295	100,397
Income taxes payable	—	20,502
Deferred income tax liability	17,223	19,573
Other Part D liabilities	107,417	106,599
Other liabilities	100,231	87,797
Total liabilities	2,510,567	1,961,133
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY (Note 6)
Common stock (Authorized: 100 million shares, issued: 2007, 60.1 million shares; 2006, 59.9 million shares)	601	599
Additional paid-in capital	256,042	252,542
Accumulated other comprehensive income (Notes 6 and 13)	2,258	1,883
Retained earnings	383,872	379,511
Less: Treasury stock (2007, 0.6 million shares; 2006, 0.7 million shares)	(9,332)	(10,626)
Total stockholders’ equity	633,441	623,909
Total liabilities and stockholders’ equity	$3,144,008	$2,585,042

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(In thousands, per share amounts in dollars)

	2007	2006
Revenues:
Direct premium and policyholder fees earned	$795,631	$467,750
Reinsurance premiums assumed	8,628	8,317
Reinsurance premiums ceded	(216,361)	(183,993)
Net premiums and policyholder fees earned	587,898	292,074
Net investment income	22,362	17,347
Fee and other income	6,255	6,240
Net realized gains on investments	1,904	(1)
Total revenues	618,419	315,660
Benefits, Claims and Expenses:
Claims and other benefits	497,740	236,557
Increase in reserves for future policy benefits	3,251	4,805
Interest credited to policyholders	4,705	4,470
Change in deferred acquisition costs	10,334	(4,079)
Amortization of intangible assets (Note 4)	2,109	2,368
Commissions	35,041	31,481
Reinsurance commission and expense allowances	(18,190)	(17,799)
Interest expense	3,439	3,042
Other operating costs and expenses	87,392	56,861
Total benefits, claims and other deductions	625,821	317,706
Income (loss) from continuing operations, before equity in earnings of unconsolidated subsidiary	(7,402)	(2,046)
Equity in earnings of unconsolidated subsidiary (Note 14)	13,203	9,807
Income from continuing operations, before income taxes	5,801	7,761
Provision for income taxes	1,440	2,829
Income from continuing operations	4,361	4,932
Discontinued Operations (Note 16):
Income from discontinued operations, net of income taxes	—	2,089
Net income	$4,361	$7,021
Earnings per common share:
Basic:
Income from continuing operations	$0.07	$0.08
Income from discontinued operations	—	0.04
Net income	$0.07	$0.12
Diluted:
Income from continuing operations	$0.07	$0.08
Income from discontinued operations	—	0.04
Net income	$0.07	$0.12
Weighted average shares outstanding:
Weighted average shares outstanding	59,968	59,056
Less weighted average treasury shares	(667)	(751)
Basic weighted shares outstanding	59,301	58,305
Effect of dilutive securities	1,328	1,611
Diluted weighted shares outstanding	60,629	59,916

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
2006
Balance, January 1, 2006	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	7,021	—	7,021
Other comprehensive loss (Note 13)	—	—	(11,456)	—	—	(11,456)
Comprehensive loss	—	—	—	—	—	(4,435)
Issuance of common stock (Note 6)	1	306	—	—	—	307
Stock-based compensation (Note 7)	—	1,075	—	—	—	1,075
Treasury shares purchased, at cost (Note 6)	—	—	—	—	(8)	(8)
Treasury shares reissued (Note 6)	—	1	—	—	17	18
Balance, March 31, 2006	$591	$243,815	$28,440	$267,226	$(11,231)	$528,841
2007
Balance, January 1, 2007	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909
Net income	—	—	—	4,361	—	4,361
Other comprehensive income (Note 13)	—	—	375	—	—	375
Comprehensive income	—	—	—	—	—	4,736
Issuance of common stock (Note 6)	2	1,966	—	—	—	1,968
Stock-based compensation (Note 7)	—	1,225	—	—	—	1,225
Treasury shares purchased, at cost (Note 6)	—	—	—	—	—	—
Treasury shares reissued (Note 6)	—	309	—	—	1,294	1,603
Balance, March 31, 2007	$601	$256,042	$2,258	$383,872	$(9,332)	$633,441

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$4,361	$7,021
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired or sold:
Income from discontinued operations	—	(2,089)
Equity in (earnings) loss of unconsolidated subsidiary	(13,203)	(9,807)
Distribution from unconsolidated subsidiary	14,000	—
Deferred income taxes	(5,829)	(7,398)
Realized gains on investments	(1,904)	1
Amortization of present value of future profits and other intangibles	2,109	2,368
Net amortization of bond premium	417	654
Change in deferred policy acquisition costs	10,334	(4,079)
Change in reserves for future policy benefits	6,270	46,434
Change in policy and contract claims payable	224,450	5,421
Change in reinsurance balances	(42,206)	(22,536)
Change in advance and due premium, net	112,084	43,763
Change in income taxes payable (receivable)	6,609	9,449
Change in other Part D receivables	7,612	(43,814)
Change in other Part D liabilities	818	26,667
Advances to agents, net	(23,394)
Other, net	(7,205)	4,092
Cash from operating activities—continuing operations	295,323	56,147
Cash from operating activities—discontinued operations	—	2,388
Cash from operating activities	295,323	58,535
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	66,212	16,481
Cost of fixed maturities purchased	(113,434)	(7,619)
Proceeds from sale of discontinued operations, net of cash sold (Note 16)	8,364	—
Taxes paid for gain on sale of discontinued operations (Note 16)	(28,200)	—
Proceeds from sale of subsidiary, net of cash sold (Note 17)	5,102	—
Purchase of business, net of cash acquired	(17,722)	(12,075)
Other investing activities	4,355	77
Cash from investing activities—continuing operations	(75,323)	(3,136)
Cash from investing activities—discontinued operations	—	(1,954)
Cash from (used for) investing activities	(75,323)	(5,090)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,968	559
Cost of treasury stock purchases	—	(7)
Receipts from CMS contract deposits	248,759	270,397
Withdrawals from CMS contract deposits	(173,755)	(118,852)
Deposits and interest credited to policyholder account balances	5,583	16,509
Surrenders and other withdrawals from policyholder account balances	(15,458)	(11,335)
New debt issued, net of issue costs	98,000	—
Principal repayment on loan payable	(1,313)	(1,313)
Cash from financing activities—continuing operations	163,784	155,958
Cash from financing activities—discontinued operations	—	—
Cash used for financing activities	163,784	155,958
Net increase (decrease) in cash and cash equivalents	383,784	209,403
Cash and cash equivalents at beginning of year	542,130	138,899
Cash and cash equivalents at end of year	925,914	348,302
Less cash and cash equivalents of discontinued operations at end of period	—	(2,403)
Cash and cash equivalents of continuing operations at end of period	$925,914	$345,899

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (“we,” the “Company,” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, and Puerto Rico. The principal insurance products currently sold by the Company are Medicare Advantage private fee-for-service plans (“PFFS”), Medicare prescription drug benefit plans (“PDPs”), Medicare Supplement, fixed benefit accident and sickness disability insurance and senior life insurance. The Company distributes these products through an independent general agency system and a career agency system. The career agents sell for Pennsylvania Life Insurance Company (“Pennsylvania Life”) and The Pyramid Life Insurance Company (“Pyramid Life”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”).

In 2006, we began offering PDPs pursuant to Medicare Part D (“Part D”) through Pennsylvania Life and American Progressive, in connection with a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a third party pharmacy benefits manager (“PBM”) and wholly-owned subsidiary of CVS Corporation (“CVS”).

The Company operates Medicare Advantage health plans in Texas through SelectCare of Texas, L.L.C. and SelectCare HealthPlans, Inc., in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. (“GlobalHealth”), in Florida through American Pioneer HealthPlans, Inc. and in Wisconsin through Abri Health Plan, Inc. and our Medicare Advantage PFFS plans through American Progressive and Pyramid Life.

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

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Supplemental Cash Flow Information:   Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. Included in cash and cash equivalents at March 31, 2007 is $297 million relating to our PDPs that cannot be used for other lines of business or general corporate purposes. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	Three months ended March 31,
	2007	2006
	(in thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$3,209	$3,061
Cash paid for income taxes	$27,009	$—
Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$—	$2,311

Significant Accounting Policies:   For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Part D premium revenue is subject to risk corridor adjustment, which permits our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor adjustments may be positive or negative based upon the application of risk corridors that compare a plan’s actual prescription drug costs to their targeted costs, as reflected in their bids (“target amount’). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined “standard” benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience. We record a receivable for rebates due to us which is included in other Part D receivables.

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

We based our membership for Part D on enrollment information provided by CMS which indicated that, as of March 31, 2007, approximately 490,400 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 466,500 members in our PDPs that we participate in on a 50%

basis and 23,900 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. During 2006 and 2007, we also paid claims for individuals who ultimately were determined to be members of other plans. At March 31, 2007, we have a receivable of $36.5 million for these claims which is included in other Part D receivables on the consolidated balance sheet. Membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. Additionally, as of March 31, 2007, we have a liability of $30.4 million, included in policy and contract claims—health on the consolidated balance sheet, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As a result of the continuing reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of March 31, 2007 is likely to be material.

Reclassifications:   Certain reclassifications have been made to prior years’ financial statements to conform to current period presentation.

3.                 RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

Deferred Acquisition Costs—In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company adopted SOP 05-1 effective January 1, 2007. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Income Taxes—In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

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

4.                 INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	Weighted
	Average	March 31, 2007		December 31, 2006
	Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
	(In thousands)
Senior Health Insurance:
Policies in force	9	$18,473	$10,596	$18,473	$9,786
Distribution Channel	30	22,055	2,941	22,055	2,757
Life Insurance/Annuity—PVFP	7	4,127	1,945	4,127	1,912
Senior Managed Care—Medicare Advantage:
Membership base	7	23,413	5,981	15,381	5,428
Provider contracts	10	15,539	2,646	15,539	2,244
Non-compete	7	1,346	16	—	—
Senior Administrative Services
Administrative service contracts	6	7,671	7,431	7,671	7,399
Hospital network Contracts	10	1,797	858	1,797	779
Total	17	$94,421	$32,414	$85,043	$30,305

The following table shows the changes in the amortizing intangible assets:

	Three months ended March 31,
	2007	2006
Balance, beginning of year	$54,738	$50,724
Additions and adjustments	9,378	12,076
Amortization, net of interest	(2,109)	(2,368)
Balance, end of year	$62,007	$60,432

On March 1, 2007, the Company acquired Harmony Health, Inc. (“Harmony”), a provider-owned company that operates GlobalHealth, a Medicare Advantage and Commercial managed care plan in Oklahoma City, Oklahoma for $18.2 million in cash, including direct costs of acquisition of $0.2 million. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth had approximately 3,800 Medicare Advantage members with annualized revenue of approximately $37 million at the date of acquisition. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic will retain the risk for commercial business under a global capitation arrangement.

The tangible book value at the date of acquisition was $3.8 million. The excess of purchase price over the tangible book value was $17.7 million, gross of deferred taxes of $3.3 million, and was allocated as follows:

Description	Amount (in millions)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$8.0	10	The pattern of projected future cash flows for the membership base acquired over the estimated weighted average life of the membership base
Non-compete agreement	1.4	7	Straight line over the length of the agreement
Goodwill	8.3	—	Non amortizing
Total excess of purchase price over tangible book value	$17.7

During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—Provider Contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years.

Estimated future net amortization expense (in thousands) is as follows:

2007 remainder of year	$7,469
2008	8,070
2009	7,394
2010	5,910
2011	4,231
2012	3,928
Thereafter	25,005
$62,007

Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2006	Additions	Adjustments	March 31, 2007
	(In thousands)
Senior Market Health Insurance:
Goodwill	$3,893	$—	$—	$3,893
Other	4,867	—	—	4,867
Subtotal—Senior Market Health Insurance	8,760	—	—	8,760
Senior Managed Care—Medicare Advantage:
Goodwill	53,052	8,316	—	61,368
Other	5,163	—	—	5,163
Subtotal—Senior Managed Care—Medicare Advantage	58,215	8,316	—	66,531
Senior Administrative Services—Goodwill	4,357	—	—	4,357
Total	$71,332	$8,316	$—	$79,648

Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Senior Managed Care—Medicare Advantage was the result of the acquisition of Harmony.

5.                 INVESTMENTS

The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$144,826	$408	$(618)	$144,616
Corporate debt securities	422,242	7,721	(3,948)	426,015
Foreign debt securities	34,302	478	(253)	34,527
Mortgage-backed and asset-backed securities	552,289	2,693	(3,723)	551,259
	$1,153,659	$11,300	$(8,542)	$1,156,417

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Classification	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$115,315	$308	$(1,067)	$114,556
Corporate debt securities	431,455	7,739	(4,424)	434,770
Foreign debt securities	32,120	427	(359)	32,188
Mortgage-backed and asset-backed securities	531,433	2,904	(3,765)	530,572
	$1,110,323	$11,378	$(9,615)	$1,112,086

The amortized cost and fair value of fixed maturities at March 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in 1 year or less	$79,921	$84,181
Due after 1 year through 5 years	287,296	288,384
Due after 5 years through 10 years	167,978	168,050
Due after 10 years	66,175	64,543
Mortgage and asset-backed securities	552,289	551,259
	$1,153,659	$1,156,417

6.                 STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock with no such shares issued or outstanding at March 31, 2007 or at December 31, 2006.

Common Stock

The Company has 100 million shares of common stock, par value $0.01 per share, authorized for issuance. Changes in the number of shares of common stock issued were as follows:

Three months ended March 31,	2007	2006
Common stock outstanding, beginning of year	59,890,500	59,042,685
Stock options exercised	139,288	47,283
Agent stock award	2,543	(639)
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	21,043	1,200
Common stock outstanding, end of period	60,053,374	59,090,529

Treasury Stock

The Company currently has 984,472 shares of common stock available to purchase pursuant to share repurchase program approved by the Company’s Board of Directors in November 2005. Changes in treasury stock were as follows:

	For the three months ended March 31,
	2007			2006
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)	(In thousands)
Treasury stock beginning of year	712,868	$10,626	$14.91	751,473	$11,240	$14.96
Shares repurchased	—	—	—	513	8	14.85
Shares distributed in the form of employee bonuses	(86,823)	(1,294)	18.47	(1,156)	(17)	15.08
Treasury stock, end of period	626,045	$9,332	$14.91	750,830	$11,231	$14.96

Additional Paid In Capital

In connection with the 1999 acquisition of Pennsylvania Life and related companies, Universal American provided loans to certain members of management to purchase shares of common stock. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Through March 31, 2007, $0.9 million has been repaid. Repayments are reported as an increase to additional paid in capital. As of March 31, 2007, the outstanding balance of these loans was $0.1 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Continuing Operations:
Net unrealized appreciation on investments	$2,765	$1,769
Deferred acquisition cost adjustment	462	895
Foreign currency translation gains	247	233
Deferred tax	(1,216)	(1,014)
Total accumulated other comprehensive income	$2,258	$1,883

7.                 STOCK-BASED COMPENSATION

The Company has various stock-based incentive plans for its employees, non-employee directors and agents. The Company issues new shares upon the exercise of options granted under such stock-based incentive plans. Detailed information for activity in the Company’s stock-based incentive plans can be found in Note 8—Stock-Based Compensation to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Option Awards

Beginning January 1, 2006, the Company adopted FAS 123-R using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which is amortized over the grantees’ service period. The Company elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on the Company’s method of computing compensation costs for options as compared to that used to prepare the pro forma disclosures in prior periods.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2007	Prior years
Risk free interest rates	4.68% - 4.93%	3.12% - 5.28%
Dividend yields	0.0%	0.0%
Expected volatility	37.62% - 39.60%	40.00% - 47.23%
Expected lives of options (in years)	3.75 - 4.25	3.0 - 9.0

The Company did not capitalize any cost of stock-based compensation for its employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

A summary of option activity for the three months ended March 31, 2007 and March 31, 2006 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2006	4,823	$6.81	5.2
Granted	41	17.98
Exercised	(47)	6.10
Forfeited or expired	(25)	13.10
Outstanding, March 31, 2006	4,792	$6.82	4.7	$42,107
Exercisable, March 31, 2006	3,637	$6.04	4.3	$34,544
Outstanding, January 1, 2007	4,325	$7.73	4.0
Granted	940	18.47
Exercised	(139)	9.74
Forfeited or expired	(56)	14.21
Outstanding, March 31, 2007	5,070	$9.59	4.0	$49,636
Exercisable, March 31, 2007	3,786	$7.16	3.7	$46,262

The weighted-average grant-date fair value was $6.92 for options granted during the first three months of 2007 and was $4.72 for options granted during the first three months of 2006. The total intrinsic value of options exercised during the first three months of 2007 was $1.3 million and the total intrinsic value of options exercised during the first three months of 2006 was $0.4 million.

As of March 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $7.8 million, which is expected to be recognized over a weighted average period of 1.3 years.

Cash received from the exercise of stock options during the first three months of 2007 was $1.4 million and cash received from the exercise of stock options during first three months of 2006 was $0.3 million. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for such excess tax deductions was $0.3 million for the three months ended March 31, 2007 and was $0.3 million for the three months ended March 31, 2006.

Employee Stock Awards

In accordance with the Company’s 1998 Incentive Compensation Plan, the Company may grant restricted stock to its officers and non-officer employees. Restricted stock issued to non-officer employees vests upon issuance. Executive officers have been granted restricted stock in connection with their bonuses. This restricted stock vests ratably over four years. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant and are generally issued out of treasury shares. Compensation expense for restricted stock awards is recognized on a straight line basis over the vesting period. A summary of the status of the Company’s non-vested restricted stock awards is presented below:

	Three months ended March 31,
	2007		2006
Non-vested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
Non-vested at beginning of year	148	$13.60	157	$12.05
Granted	87	18.47	—	—
Vested	(16)	15.88	(18)	15.88
Forfeited	—	—	—	—
Non-vested at end of period	219	$15.35	139	$11.55

The total fair value of shares of restricted stock vested during the three months ended March 31, 2007 was $0.3 million and the total fair value of shares of restricted stock vested during the three months ended March 31, 2006 was $0.3 million.

8.                 STATUTORY FINANCIAL DATA

The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At March 31, 2006, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $321.6 million at March 31, 2007 and $242.9 million at December 31, 2006. For the three months ended March 31, 2007, the insurance subsidiaries generated statutory net income of $10.2 million. For the three months ended March 31, 2006, the insurance subsidiaries generated a statutory net income of $2.9 million.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At March 31, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $52.5 million at March 31, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $5.1 million for the three months ended March 31, 2007 and $3.1 million for the three months ended March 31, 2006.

9.                 LOAN PAYABLE

Amended Credit Agreement

In connection with the acquisition of Heritage on May 28, 2004, the Company amended its then existing credit agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of March 31, 2007. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective April 1, 2007, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company made regularly scheduled principal payments of $1.3 million during the three months ended March 31, 2007 and $1.3 million during the three months ended March 31, 2006, in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2007 (remainder of the year)	$3,937
2008	5,250
2009	80,063
$89,250

On January 18, 2007, the Company requested and received, from the administrative agent for the bank group an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, the Company drew down all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility has a maturity date of September 30, 2007 and bears interest at a spread of 75 basis points over LIBOR. The initial rate is 6.1%.

The Company paid interest of $1.7 million during the three months ended March 31, 2007 and $1.6 million during the three months ended March 31, 2006, in connection with its credit facilities.

10.          OTHER LONG TERM DEBT

The Company has formed separate statutory business trusts (the “Trusts”), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the “Junior Subordinated Debt”) and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company does not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. As of March 31, 2007, the Trusts have issued a combined $125.0 million in thirty year trust preferred securities.

The Company paid $1.5 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2007, and $1.4 million during the three months ended March 31, 2006.

11.          DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The combined fair value of the swaps was $1.0 million at March 31, 2007 and $1.2 million at December 31, 2006 and is included in other assets. We had applied the “short-cut method” to determine effectiveness and the swaps were initially designated as cash flow hedges, with changes in their fair value recorded in accumulated other comprehensive income. In 2006, the SEC affirmed its interpretation that prohibits the use of the “short-cut method” for all fair value hedges of fixed-rate trust preferred securities, as well as cash flow hedges of the variable cash flows associated with variable-rate trust preferred securities, whenever the issuer has the ability to defer interest payments at their election. As a result, these cash flow hedges are no longer deemed effective. In the fourth quarter of 2006, the fair value of the hedge was reversed out of accumulated other comprehensive income and reported in realized gains in our consolidated income statement. Any future changes in the fair value will also be reported in realized gains. During the three months ended March 31, 2007, $0.2 million relating to the reduction in the fair value of the cash flow swap agreements was reported as a realized loss.

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

On June 26, 2006, a consolidated amended class action complaint was filed in the Kemp Action (the “Amended Complaint”), which now subsumes the Western Trust Action. The Amended Complaint asserts the same legal claims as in the original Kemp and Western Trust Actions, but also names an additional defendant and includes additional allegations. The additional defendant is William E. Wehner, a former director and former president of Pennsylvania Life Insurance Company, a subsidiary of the Company. The Amended Complaint alleges that Mr. Wehner is liable for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on grounds similar to those asserted against the Officer Defendants. The additional assertions are supposedly based in part upon information from six former employees and agents of the Company and its subsidiaries concerning, among other things, the Company’s medical loss ratio. Like the original complaints in the Kemp and Western Trust Actions, the Amended Complaint seeks damages in an unspecified amount. On August 14, 2006, defendants served a motion to dismiss the Amended Complaint in the Kemp Action. The lead plaintiff served opposition papers to the motion on October 17, 2006. The motion was argued before the Court on December 13, 2006, and, on January 10, 2007, the complaint was dismissed without prejudice.  On March 29, 2007, lead plaintiff in the Kemp Action served a second amended complaint, which carried forward most of the factual and legal assertions in the prior pleading and added certain new allegations from the alleged confidential witnesses referred to in the Amended Complaint. The second amended complaint dropped the claim that defendant Mr. Wehner directly violated Section 10(b) of the Securities Exchange Ace of 1934, as amended. Defendants served a motion to dismiss the second amended complaint on May 10, 2007.

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

On January 11, 2007, the New York Supreme Court, Westchester County, signed an order consolidating each of the six actions in the Commercial Division of Westchester Court under the caption, In re Universal American Financial Corp. Buyout Offer Shareholder Litigation (the “Consolidated Action”). The defendants named in the consolidation order included the Company, Mr. Barasch and the other sponsors of the offer, including Capital Z, as well as eight other members of the Company’s board of directors. The court’s order provided that the plaintiff would file a consolidated amended complaint, and the defendants’ time to respond would extend to 40 days thereafter. The consolidated amended complaint has not yet been filed. A status conference with the court is scheduled in the Consolidated Action for May 25, 2007.

Other Litigation

The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

13.          OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Three months ended March 31,
	2007			2006
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$468	$164	$304	$(10,268)	$(3,593)	$(6,675)
Reclassification adjustment for losses (gains) included in net income	95	33	62	1	—	1
Net unrealized (loss) gain	563	197	366	(10,267)	(3,593)	(6,674)
Cash Flow Hedge	—	—	—	170	60	110
Foreign currency translation adjustment	14	5	9	(20)	(7)	(13)
Other comprehensive (loss) income from continuing operations	577	202	375	(10,117)	(3,540)	(6,577)
From discontinued operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	—	—	—	(7,239)	(2,533)	(4,706)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Net unrealized gain	—	—	—	(7,239)	(2,533)	(4,706)
Foreign currency translation adjustment	—	—	—	(266)	(93)	(173)
Other comprehensive income from discontinued operations	—	—	—	(7,505)	(2,626)	(4,879)
Total other comprehensive (loss) income	$577	$202	$375	$(17,622)	$(6,166)	$(11,456)

14.          UNCONSOLIDATED SUBSIDIARY

During 2005, we entered into a strategic alliance with PharmaCare and created PDMS, which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. Our investment in PDMS was $5.1 million at March 31, 2007 and $6.0 million at December 31, 2006. Our share in the income or loss of PDMS is included in “equity in earnings of unconsolidated subsidiary.”  Our share in the net income of PDMS was $13.2 million for the three months ended March 31, 2007 and was $9.8 million for the three months ended March 31, 2006. PDMS made distributions to its owners aggregating $28.0 million during the three months ended March 31, 2007. Our share of these distributions was $14.0 million. No distributions were made during the three months ended March 31, 2006.

The condensed financial information for 100% of PDMS is as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets
Cash and investments	$4,072	$7,237
Other	7,555	10,234
Total Assets	$11,627	$17,471
Liabilities and Equity
Accrued expenses and other	$1,307	$5,558
Equity	10,320	11,913
Total liabilities and equity	$11,627	$17,471

	Three months ended March 31,
	2007	2006
	(In thousands)
Total revenue	$27,146	$21,104
Total expenses	739	1,490
Income	$26,407	$19,614

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, Oklahoma, Florida and Wisconsin. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, are sold by our career and independent agents. We currently market PFFS products in 2,600 counties throughout 35 states.

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

Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services agent licensing, commission payment, claims adjudication, case management, care assessment, referral to health care facilities and administration of our Part D prescription drug plans on behalf of our subsidiaries which commenced on January 1, 2006. In 2007, we began administration for private-fee-for-service business.

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

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended March 31,
	2007		2006
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$382,017	$5,992	$91,034	$9,232
Senior Market Health Insurance	191,218	(6,888)	178,790	(860)
Specialty Health Insurance	24,249	3,413	24,892	1,402
Life Insurance and Annuity	25,345	3,297	25,041	1,042
Senior Administrative Services	25,565	5,837	20,204	2,427
Corporate	653	(7,754)	135	(5,481)
Intersegment revenues	(19,329)	—	(14,628)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	1,904	1,904	(1)	(1)
Equity in (earnings) loss of unconsolidated subsidiary(2)	(13,203)	—	(9,807)	—
Total—Continuing Operations	$618,419	$5,801	$315,660	$7,761

(1)          We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

(2)          We report the equity in the earnings of unconsolidated subsidiary as revenue for our Senior Market Health Insurance segment for purposes of analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line in income from continuing operations.

Identifiable assets by segment are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Senior Managed Care—Medicare Advantage	$834,954	$390,413
Senior Market Health Insurance	886,107	819,056
Specialty Health Insurance	593,032	527,486
Life Insurance and Annuity	721,210	731,003
Senior Administrative Services	29,811	31,326
Corporate	945,806	816,908
Intersegment assets(1)	(866,912)	(731,150)
Total Assets	$3,144,008	$2,585,042

(1)          Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

16.          DISCONTINUED OPERATIONS

On December 1, 2006, the Company completed the sale of UAFC (Canada) Inc., including PennCorp Life Canada. Pursuant to the Purchase Agreement, the Company sold all of the outstanding shares of UAFC (Canada) Inc., owner of the Company’s Canadian insurance subsidiary, PennCorp Life Canada, to a venture 70% owned by La Capitale and 30% owned by GMF, for an aggregate purchase price of approximately $131 million (CAD$146 million) in cash, on the terms and conditions set forth in the Purchase Agreement (the “Sale”). The purchase price is comprised of $121.9 million (CAD $137.0 million) in cash, plus an amount equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006, equal approximately $8.4 million (CAD $9.9 million). Universal American has accounted for the operations of PennCorp Life Canada as discontinued operations beginning in the third quarter of 2006. All prior period amounts have been reclassified to conform to this presentation.

The sale resulted in an after-tax realized gain of approximately $48.4 million and generated after tax cash proceeds of approximately $95 million comprised of approximately $84 million of cash received at closing plus approximately $8.4 million in March 2007 for the net earnings of PennCorp Life Canada for 2006 through the closing date plus an additional $2.6 million due upon the release of escrow in December 2008, subject to any claims. U.S. income tax on the sale of PennCorp Life Canada of approximately $28.2 million was paid in March 2007.

During the second quarter of 2006, PennCorp Life Canada paid dividends of C$4.9 million (approximately US$4.4 million) to Universal American. During 2005, PennCorp Life Canada became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from PennCorp Life Canada in 2006 was C$0.2 million (approximately US$0.2 million).

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

Summarized financial information for our discontinued operations for the three months ended March 31, 2007 and 2006 is presented below.

	2007	2006
Total revenue	$—	$20,062
Total expenses	—	16,766
Income before provision for taxes	—	3,296
Provision for income taxes	—	1,207
Income from discontinued operations	$—	$2,089

Total assets and liabilities of PennCorp Life Canada, located entirely in Canada, are as follows:

	March 31, 2007	December 1, 2006
	(In thousands)
Assets
Cash and investments	$—	$266,607
Deferred policy acquisition costs	—	33,942
Other assets	—	19,025
Total assets	$—	$319,574
Liabilities
Policyholder liabilities	$—	$223,656
Other liabilities	—	6,385
Total liabilities	$—	$230,041

17.          SALE OF SUBSIDIARY

On January 19, 2007, the Company completed the sale of Peninsular Life Insurance Company, an inactive subsidiary, for approximately $7.9 million, resulting in a pre-tax gain of $2.0 million, which is included in net realized gains. At closing, $7.4 million of cash was received. The remaining $0.5 million is due upon the release of funds held in escrow in part, 30 days following the delivery of a statement of capital and surplus as of the closing date and the balance in January 2008, subject to any claims against the escrowed funds.

18.          SUBSEQUENT EVENT

On October 25, 2006, the Company announced that its Board of Directors had received a proposal from members of management led by Richard A. Barasch, Universal American’s Chairman and Chief Executive Officer, and private equity firms Capital Z Partners, Ltd. (“Capital Z”), Lee Equity Partners, LLC (“Lee Equity”), Perry Capital, LLC (“Perry Capital”) and Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh, Carson”) to acquire all of Universal American’s publicly held common stock for $18.15 per share in cash. Universal American’s Board of Directors has established a Special Committee consisting of four independent directors to review and evaluate the proposal and any strategic alternatives to the proposal that may be available to Universal American. On March 5, 2007, the Special Committee announced that it had rejected the management-led proposal, and on May 8, 2007, Universal American announced that the investor group had withdrawn its offer and that the Special Committee was disbanded by the Board of Directors.

On May 8, 2007, Universal American announced that it had entered into a definitive agreement to acquire MemberHealth, Inc., a privately-held pharmacy benefits manager and sponsor of CCRx, a national Medicare Part D plan with more than 1.1 million members (the “MemberHealth Transaction”). The purchase price will be approximately $630 million, consisting of 55% in cash and 45% in Universal American common stock valued at $20 per share, plus potential performance-based consideration of up to $150 million. The transaction, which is expected to close late in the third quarter of 2007, is subject to customary closing conditions, including approval by the shareholders of Universal American and appropriate regulatory approvals.

To fund the cash required to close the MemberHealth Transaction and to provide Universal American with the capital it needs to support its organic growth, private equity funds operated by Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management, LLC (the successor to Capital Z Management, LLC) and Welsh, Carson, Anderson and Stowe (collectively, the “Equity Investors”), will acquire securities in Universal American valued at $20 per share. Pursuant to a Securities

Purchase Agreement (the “Stage 1 Securities Purchase Agreement”) with the Equity Investors, Universal American will issue and sell to the Equity Investors in a private placement an aggregate of 30,473 shares of Series A Preferred Stock and 19,527 shares of Series B Preferred Stock. Pursuant to a second Securities Purchase Agreement (the “Stage 2 Securities Purchase Agreement”) with the Equity Investors, Universal American will issue and sell to the Equity Investors an aggregate of 125,000 shares of Series B Preferred Stock (a portion of which may be issued to and purchased by an Equity Investor  under the Stage 2 Purchase Agreement instead in the form of Series A Preferred Stock at the request of such Investor).

The total amount to be invested by the Equity Investors in accordance with the Stage 1 Securities Purchase Agreement and Stage 2 Securities Purchase Agreement will be approximately $350 million, of which $100 million will be funded in the second quarter of 2007 with the balance to be funded in conjunction with the closing of the MemberHealth Transaction.

The Series A Preferred Stock and Series B Preferred Stock have not been registered under the Securities Act of 1933, as amended, and they may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement. This report does not constitute an offer to sell or the solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale of any securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents a review of the Company as of March 31, 2007 and its results of operations for the three months ended March 31, 2007, and 2006. The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

A summary of the liabilities by category is presented in the following table:

	March 31, 2007		December 31, 2006
Liability Type	Amount	% of Total Policy Liabilities	Amount	% of Total Policy Liabilities
	($ in thousands)
Policyholder Account Balances	$475,313	31%	$485,189	37%
Future Policy Benefit Reserves:
Traditional life insurance	193,156	13%	189,243	14%
Accident and health	413,610	27%	411,254	32%
Total Future Policy Benefit Reserves	606,766	40%	600,497	46%
Policy and contract claims—Accident and Health:
Due and Unpaid Claims	147,608	9%	105,272	8%
Incurred but not reported claims (“IBNR”)	281,712	19%	96,539	8%
Total Accident and Health Claim Liabilities	429,320	28%	201,811	16%
Policy and contract claims—Life	12,760	1%	12,901	1%
Total Policy Liabilities	$1,524,159	100%	$1,300,398	100%

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

Policy and Contract Claims—Accident and Health Policies

The Policy and Contract Claims liability for our Accident and Health Policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not yet reported claims (“IBNR”). Our IBNR, by major product grouping is as follows:

	Direct and Assumed
		% of Total		% of Total	Net of Reserves Ceded to Reinsurers
Accident & Health Claims Liability	March 31, 2007	Policy Liabilities	December 31, 2006	Policy Liabilities	March 31, 2007	December 31, 2006
	($ In thousands)
Due & Unpaid Claims:
Medicare Part D	$66,840	4%	$44,052	4%	$33,702	$22,179
Medicare Advantage—Health Plans	58,089	3%	44,830	3%	51,285	42,865
Other—Specialty	22,680	2%	16,390	1%	9,307	4,000
Total Due & Unpaid Claims	147,609	9%	105,272	8%	94,294	69,044
IBNR:
Medicare Supplement	51,492	3%	51,860	4%	31,575	37,801
Medicare Advantage—Private Fee-For-Service	223,007	15%	32,985	3%	223,007	32,985
Other—Specialty	7,212	1%	11,694	1%	6,174	11,695
Total IBNR	281,711	19%	96,539	8%	260,756	82,481
Total Accident and Health Claim Liabilities	$429,320	28%	$201,811	16%	$355,050	$151,525

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

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Due to the significant growth in our Private fee-for-service business and the limited historical claims experience in our expansion regions, we have determined our reserve based on our pricing for the product.

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

Our historical assumptions have not varied significantly from the actual amounts experienced to the extent that such variance resulted in a material adverse impact on reserves and net income. A summary of the activity in our accident & health policy and contract claim liability is included in Note 9—Accident & Health Policy and Contract Claim Liabilities in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Sensitivity Analysis

The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2007 to certain reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$459	(3)%	$(9,812)
(2)%	$306	(2)%	$(6,541)
(1)%	$153	(1)%	$(3,270)
1%	$(152)	1%	$3,279
2%	$(305)	2%	$6,558
3%	$(458)	3%	$9,837

(a)           Reflects estimated potential changes in medical and other expenses payable caused by changes in completion factors for incurred months prior to the most recent three months.

(b)          Reflects estimated potential changes in medical and other expenses payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months for our Medicare Supplement business. Due to the significant growth in our Private fee-for-service business and the limited historical claims experience in our expansion regions, we have determined our reserve based on our pricing for the product. The amounts above reflect the estimated potential changes in medical and other expenses payable caused by changes in the loss ratio for our Private fee-for-service business.

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

The Company utilizes a prospective unlocking approach to account for DAC for its Medicare supplement business. Assumptions for future rate increases, persistency and benefit-design are used in the determination of DAC. Actual experience may vary from assumed trends, however these assumptions are not changed unless prospective unlocking is triggered. Prospective unlocking revises the assumptions to bring them in line with emerging experience. Annually, during its third fiscal quarter, the Company performs an analysis to determine whether unlocking is triggered as a result of significant changes in the actual premium rate increase experience. At the point when unlocking is triggered, the DAC model is modified prospectively with assumptions for all components, including rate increases, persistency, benefit design and expenses updated based on actual experience. If and when unlocking of assumptions is triggered, there is not immediate impact on the DAC balance. Rather, the unlocking impacts the pattern of the future amortization of the DAC balance. The reserves for future policy benefits for Medicare supplement business also are impacted prospectively by unlocking and according, similar assumption revisions would occur.

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

During the third quarter of 2006, the annual test for unlocking was performed and we determined that there were no significant changes in the actual premium rate increase experience. Accordingly, there was no prospective unlocking of assumptions for DAC for the Company’s Medicare supplement business during 2006. However, based on current premium rate trends, we believe that it is likely that unlocking will be triggered during 2007. The balance of DAC for Medicare Supplement business as of March 31, 2007 was approximately $110.9 million. Should the unlocking be triggered in 2007, we anticipate the amortization subsequent to the unlocking will be slower in the initial quarters subsequent to unlocking by between $0.3 million and $0.7 million per quarter, and then it will increase.

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

At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of March 31, 2007.

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

During the three months ended March 31, 2007, we added approximately $0.6 million of valuation allowances on tax capital loss carryforwards, resulting from a portion of the tax capital loss that was generated from the sale of Peninsular during that period. As of March 31, 2007 we have $0.8 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

Medicare Advantage

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas and began offering new PFFS plans in 2 states. During 2006, we increased the marketing of PFFS plans to a total of 15 states.

For 2007, we have expanded into new markets for our Medicare HMO and PFFS plans. We currently offer our Medicare Advantage coordinated care plans in 3 new markets; Florida, north Texas and Wisconsin. Through our insurance subsidiaries American Progressive and Pyramid Life, we currently offer our PFFS products in 35 states in 2007. We incurred approximately $25 million of additional costs in order to execute these expansion initiatives during the third and fourth quarters of 2006. As of March 1, 2007 our enrollment in PFFS plans has increased to approximately 146,000, representing approximately $1.2 billion of annualized premium.

On March 1, 2007, the Company acquired Harmony Health, Inc. (“Harmony”), a provider-owned company that operates GlobalHealth, Inc. (“GlobalHealth”), a Medicare Advantage and Commercial managed care plan in Oklahoma City, Oklahoma for $18.2 million in cash including direct costs of acquisition of $0.2 million. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth had approximately 3,800 Medicare Advantage members with annualized revenue of approximately $37 million at the date of acquisition. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, the Oklahoma City Clinic will retain the risk for commercial business under a global capitation arrangement.

Medicare Part D

Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. For the 2007 plan year, we have been approved to offer, through our insurance subsidiaries, our Prescription Pathway SM prescription drug plans in all 32 regions designated by CMS in which we bid, which excludes only Hawaii and Alaska. In addition, we are entitled to receive auto assignment of dual eligibles and low income subsidy (“LIS”) beneficiaries who are dually eligible for Medicare and Medicaid in 28 of the 32 CMS regions. These regions include all of the 26 regions for which we were eligible to receive auto assignees in 2006, plus two new regions. We believe that this new program provides increased opportunities to offer a much needed coverage and to further serve our target markets.

Through our strategic alliance with PharmaCare, we retain 50% of the Medicare Part D business of our PDPs. The remainder is reinsured to PharmaCare Re on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare Re.

Medicare Supplement

Medicare Supplement insurance reimburses the policyholder for certain expenses that are not covered by standard Medicare coverage such as deductibles and co-pays. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program and limit their out of pocket costs to the fixed annual premiums they pay, as opposed to the more restrictive networks that exist in Medicare Advantage healthplan markets and the co-payments and deductibles that exist in PFFS and other health plans. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

In the last 15 months, there has been increased competition from other Medicare Supplement carriers, as well as from Medicare Advantage plans, which has affected our production and persistency of Medicare Supplement business. As a result, we continue to experience higher levels of lapsation in our Medicare Supplement business. This excess lapsation has accelerated the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare Supplement business will decline, requiring faster amortization of the deferred costs.

Results of Operations

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

Operations—Consolidated Overview

	Three months ended March 31,
	2007	2006
	(In thousands)
Senior Managed Care-Medicare Advantage(1)	$5,992	$9,232
Senior Market Health Insurance(1)	(6,888)	(860)
Specialty Health Insurance(1)(2)	3,413	1,402
Life Insurance and Annuity(1)	3,297	1,042
Senior Administrative Services(1)	5,837	2,427
Corporate(1)	(7,754)	(5,481)
Net realized gains on investments	1,904	(1)
Income before income taxes(1)	5,801	7,761
Income taxes, excluding capital gains	773	2,829
Income taxes on capital gains	667	—
Total income taxes	1,440	2,829
Income from continuing operations	4,361	4,932
Income from discontinued operations(2)	—	2,089
Net income	$4,361	$7,021
Earnings per common share (diluted):
Income from continuing operations	$0.07	$0.08
Income from discontinued operations	—	0.04
Net income	$0.07	$0.12

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

Three months ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 decreased to $4.4 million, or $0.07 per diluted share, compared to $7.0 million, or $0.12 per diluted share for the first quarter of 2006. Income from continuing operations, after taxes, was $4.4 million, or $0.07 per diluted share for the first quarter of 2007 compared to income from continuing operations, after taxes, of $4.9 million, or $0.08 per diluted share for the first quarter of 2006. Income from continuing operations for 2007 includes realized investment gains, net of tax, of $1.2 million, relating primarily to the gain on the sale of Peninsular. Our effective tax rate for continuing operations was 24.8% for the first quarter of 2007, and 36.4% for the first quarter of 2006. The effective tax rate for the first quarter of 2007 includes a one-time benefit relating to state taxes of $0.7 million.

The first quarter of 2006 included income from discontinued operations, after taxes of $2.1 million or $0.04 per diluted share

Our Senior Managed Care—Medicare Advantage segment generated segment income of $6.0 million in the first quarter of 2007, a decrease of $3.2 million, compared to $9.2 million for the first quarter of 2006, primarily due to higher medical loss ratios and expenses relating to infrastructure expansion to support growth of our PFFS plans.

The Senior Market Health Insurance segment generated a loss of $6.9 million in the first quarter of 2007 compared to a loss of $0.9 million for the first quarter of 2006. Results for our Medicare Supplement business declined by $5.6 million compared to the first quarter of 2006 primarily as a result of the continued effect of higher levels of lapsation of our Medicare Supplement in force business, which resulted in accelerated amortization of deferred acquisition costs. A significant portion of the lapsation was attributable to the 15,000 Medicare Supplement policyholders who switched to our PFFS coverage during the first quarter. Segment income for our Part D business decreased by $0.5 million, or 8% compared to the first quarter of 2006.

Our Specialty Health Insurance segment income increased by $2.0 million, or 143%, compared to the first quarter of 2006, primarily as a result of lower commissions and general expenses.

Segment income from our Life Insurance and Annuity segment increased by $2.3 million, compared to the first quarter of 2006, primarily as a result of an increase in investment income and more favorable mortality.

Segment income for our Senior Administrative Services segment increased by $3.4 million, or 141%, to $5.8 million for the first quarter of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

The loss from our Corporate segment increased by $2.3 million, or 41%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was due primarily to increases in other parent company expenses, stock-based compensation and interest costs.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2007	2006
	(In thousands)
Net premiums	$379,098	$89,958
Net and other investment income	2,919	1,076
Total revenue	382,017	91,034
Medical expenses	317,027	66,200
Amortization of intangible assets	971	870
Commissions and general expenses	58,027	14,732
Total benefits, claims and other deductions	376,025	81,802
Segment income	$5,992	$9,232

Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans that offer coverage to Medicare beneficiaries, under contracts with CMS, in Southeastern Texas, Oklahoma, Florida, Wisconsin and North Texas. The health plans are sold by our career and independent agents and directly by employee representatives. Our Medicare Advantage PFFS plans, also under a contract with CMS, are sold by our career and independent agents through American Progressive and Pyramid Life in approximately 2,600 counties across 35 states.

Three months ended March 31, 2007 and 2006

Our Senior Managed Care—Medicare Advantage segment generated segment income of $6.0 million in the first quarter of 2007, a decrease of $3.2 million, compared to $9.2 million for the first quarter of 2006, primarily due to higher medical loss ratios and expenses relating to infrastructure expansion to support growth of our PFFS plans.

Healthplans

	Three months ended March 31,
	2007	2006
	(In thousands)
Net premiums	$114,632	$73,672
Net and other investment income	1,673	1,005
Total revenue	116,305	74,677
Medical expenses	86,084	54,566
Amortization of intangible assets	971	870
Commissions and general expenses	22,529	12,603
Total benefits, claims and other deductions	109,584	68,039
Segment income	$6,721	$6,638

Three months ended March 31, 2007 and 2006

Revenues.   Net premiums for the Healthplans increased by $41.0 million, or 56%, compared to the first quarter of 2006. Approximately $38.3 million of the increase was due to growth in membership to approximately 46,000 members from 28,000 in the first quarter of 2006. Additionaly, in connection with the acquisition of Harmony Health in March 2007, we acquired approximately 10,600 commercial members, representing approximately $2.8 million of the increase in revenues. This commercial business has been capitated at an 89% medical loss ratio through an arrangement with the seller, the Oklahoma City Clinic.

Net investment income increased by $0.7 million, due primarily to growth in invested assets as a result of growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $31.5 million, or 58%, compared to the first quarter of 2006. Growth in membership added approximately $28.3 million and the Harmony Health commercial business added $2.5 million. The balance of $0.7 million was due to an increase in the loss ratio. Overall loss ratios for the healthplans, excluding the Harmony Health commercial business, increased to 74.7% for the first quarter of 2007, from 74.1% for the first quarter of 2006. Commissions and general expenses increased by $9.9 million compared to the first quarter of 2006, due primarily to the growth in business, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

Private Fee-for-Service

	Three months ended March 31,
	2007	2006
	(In thousands)
Net premiums	$264,466	$16,286
Net and other investment income	1,246	71
Total revenue	265,712	16,357
Medical expenses	230,943	11,634
Commissions and general expenses	35,498	2,129
Total benefits, claims and other deductions	266,441	13,763
Segment (loss) income	$(729)	$2,594

Three months ended March 31, 2007 and 2006

Revenues.   Net premiums for the PFFS business increased by $248.2 million, or 1,524%, compared to the first quarter of 2006. Approximately $231.6 million of the increase was due to the growth in membership to approximately 146,000 members from 10,000 in the first quarter of 2006  The balance of the increase of $16.6 million was due to an increase in the average premium PMPM. Net investment income increased by $1.2 million, due primarily to the growth in invested assets as a result of the growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $219.3 million, or 1,885%, compared to the first quarter of 2006. Growth in membership added approximately $177.3 million. The balance of $42.0 million was due to an increase in the loss ratio. Overall loss ratios increased to 87.3% for the first quarter of 2007 from 71.4% for the first quarter of 2006 primarily due to more competitively priced products. Commissions and general expenses increased by $33.4 million compared to the first quarter of 2006, due primarily to the growth in business.

Segment Results—Senior Market Health Insurance

	Three months ended March 31,
	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$296,589	$274,035
Ceded	(121,315)	(107,534)
Net premiums	175,274	166,501
Other Part D income—PDMS	13,203	9,807
Net investment income	2,783	1,970
Other income	(42)	512
Total revenue	191,218	178,790
Policyholder benefits	156,901	145,578
Change in deferred acquisition costs	8,790	(2,788)
Amortization of intangible assets	992	1,295
Commissions and general expenses, net of allowances	31,423	35,565
Total benefits, claims and other deductions	198,106	179,650
Segment (loss) income	$(6,888)	$(860)

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

Three months ended March 31, 2007 and 2006

The Senior Market Health Insurance segment generated a loss of $6.9 million in the first quarter of 2007 compared to a loss of $0.9 million for the first quarter of 2006. Results for our Medicare Supplement business declined by $5.6 million compared to the first quarter of 2006 primarily as a result of the continued effect of higher levels of lapsation of our Medicare Supplement in force business, which resulted in accelerated amortization of deferred acquisition costs. A significant portion of the lapsation was attributable to the 15,000 Medicare Supplement policyholders who switched to our PFFS coverage during the first quarter. Segment income for our Part D business decreased by $0.5 million, or 8% compared to the first quarter of 2006.

Medicare Supplement

	Three months ended March 31,
	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$116,271	$139,220
Ceded	(32,444)	(40,847)
Net premiums	83,827	98,373
Net investment income	1,547	1,488
Other income	(57)	495
Total revenue	85,317	100,356
Policyholder benefits	65,513	78,712
Change in deferred acquisition costs	8,790	(2,788)
Amortization of intangible assets	992	1,295
Commissions and general expenses, net of allowances	21,898	29,438
Total benefits, claims and other deductions	97,193	106,657
Segment loss	$(11,876)	$(6,301)

Three months ended March 31, 2007 and 2006

Revenues.   Net premiums for our Medicare Supplement business declined by $14.5 million, compared to the first quarter of 2006, due to the continued effect of higher lapsation of our Medicare Supplement in force business, offset, in part by the effect of rate increases on the remaining in force business. Approximately 15,000 Medicare Supplement policyholders switched to our PFFS coverage during the first quarter of 2007. As a result we lost approximately $30 million of Medicare Supplement premium revenues attributable to these policyholders, which was replaced with approximately $120 million of Medicare Advantage PFFS revenue. The average annual premium increased approximately 10.0% compared to the first quarter of 2006.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $13.2 million, or 17%, compared to the first quarter of 2006. The reduction in business, as noted above, resulted in a reduction in benefits of $11.6 million. The decrease in the loss ratio further reduced benefits by $1.5 million to benefits compared to the first quarter of 2006. Overall loss ratios for our Medicare Supplement business decreased 180 basis points to 78.2% for the first quarter of 2007 compared to 80.0% for the first quarter of 2006.

There was net amortization of deferred acquisition costs in the first quarter of 2007 compared to an increase in deferred acquisition costs in the first quarter of 2006, an increase to expense of $11.6 million. Two factors contributed to the increase. First, amortization increased by approximately $5.7 million, primarily as a result of higher levels of lapsation of our Medicare supplement business, compared to the first quarter of 2006. Second, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $5.9 million.

Commissions and general expenses, net of reinsurance allowances, decreased by $7.5 million, or 26%, compared to the first quarter of 2006. The following table details the components of commission and other operating expenses:

	Three months ended March 31,
	2007	2006
	(In thousands)
Commissions	$13,145	$18,710
Other operating costs	13,921	18,560
Reinsurance allowances	(5,168)	(7,832)
Commissions and general expenses, net of allowances	$21,898	$29,438

The ratio of commissions to gross premiums decreased to 11.3% for the first quarter of 2007, from 13.4% for the first quarter of 2006, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 12.0% for the first quarter of 2007, compared to 13.3% for the first quarter of 2006 as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 15.9% for the first quarter of 2007 from 19.2% for the first quarter of 2006, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Medicare Part D

	Three months ended March 31,
	2007	2006
	(In thousands)
Direct and assumed premium	$134,083	$120,790
Risk corridor adjustment/government reinsurance	46,235	14,025
Direct and assumed premium after risk corridor adjustment	180,318	134,815
Ceded premiums	(88,871)	(66,687)
Net premiums	91,447	68,128
Other Part D income (loss)—PDMS	13,203	9,807
Total Part D revenue	104,650	77,935
Net investment and other income	1,251	499
Total revenue	105,901	78,434
Pharmacy benefits	91,388	66,866
Commissions and general expenses, net of allowances	9,525	6,127
Total benefits, claims and other deductions	100,913	72,993
Segment income	$4,988	$5,441

Three months ended March 31, 2007 and 2006

Our PDP segment income decreased by $0.5 million, or 8%, compared to the first quarter of 2006.

General.   A discussion of the accounting for Part D is included in Notes 2 and 14 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. Below we note certain variances in operating results in our Part D business between March 31, 2007 and 2006. During the first quarter of 2006, the Part D business was in a start-up phase with CMS guidance continually being developed requiring accounting for the business using certain estimates. As a result, the components of the income statements between the two periods might not be comparable though the year. We believe the Part D business income statement for the year end December 31, 2006 appropriately reflects the results on a comparable basis on those reported in the first quarter of 2007.

Membership.   A discussion of the accounting for Part D is included in Notes 2 and 14 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. We based our membership for Part D on enrollment information provided by CMS which indicated that, as of March 31, 2007, approximately 490,400 members were enrolled in our PDPs for which we were paid by CMS, an increase of 34% over March 31, 2006 membership levels. The 2007 membership includes approximately 466,500 members in our PDPs that we participate in on a 50% basis with PharmaCare Re and 23,900 members in the unaffiliated PDP that we participate in on a 33.3% basis. The enrollment information provided by CMS for the first quarter of 2006 indicated that, as of March 31, 2006, approximately 367,000 members were enrolled in our PDPs for which we were paid by CMS, including approximately 350,700 members in our PDPs that we participate in on a 50% basis and 16,300 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. As a result of the continuing reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of March 31, 2007 is likely to be material.

Revenues.   Direct and assumed premium increased by $13.3 million, or 11% over the first quarter of 2006. This growth was driven by the 34% increase in membership, partially offset by an 18% decrease in the average per member per month premium due to more competitive pricing of our PDP products and consistent with a decrease of 13% in the 2007 National average benchmark bid over 2006. The government risk corridor adjustment increased by $32.2 million, due to the change in the distribution of members among our various plans and a change in our benefit design. Other Part D revenue represents our equity in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line in income from continuing operations. See the reconciliation of segment revenues in Note 15 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Benefits, Claims and Expenses.   Pharmacy benefit increased by $24.5 million or 37% over the first quarter of 2006, due to the increase in membership. The ratio of incurred prescription drug benefits to net premium for the first quarter of 2007 was 99.9% compared to 98.1% for the first quarter of 2006. Generally, PDP designs result in the sponsor sharing in a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages. Based on the coverage provided by our PDPs, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the benefit ratios are partially offset as a result of the risk corridor adjustments. Commissions and general expenses increased by $3.4 million, or 56% as a result of the increase in the membership.

Segment Results—Specialty Health Insurance

	Three months ended March 31,
	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$99,662	$92,224
Ceded	(80,725)	(71,984)
Net premiums	18,937	20,240
Net investment income	5,279	4,564
Other income	33	88
Total revenue	24,249	24,892
Policyholder benefits	17,229	18,106
Change in deferred acquisition costs	294	(541)
Commissions and general expenses, net of allowances	3,313	5,925
Total benefits, claims and other deductions	20,836	23,490
Segment income	$3,413	$1,402

Three months ended March 31, 2007 and 2006

Our Specialty Health Insurance segment income increased by $2.0 million, or 143%, compared to the first quarter of 2006, primarily as a result of lower commissions and general expenses.

Revenues.   Both direct and assumed and ceded premium include an increase of approximately $9.0 million, compared to the first quarter of 2006, as a result of the premiums relating to the PharmaCare Re reinsurance agreement for the State of Connecticut employees. Net premiums declined by approximately $1.3 million, or 6%, compared to the first quarter of 2006, primarily as a result of declines of $1.0 million in our U.S. fixed benefit accident and sickness line and $0.3 million in our long term care line.

Net investment income increased by approximately $0.7 million, or 16%, compared to the first quarter of 2006. The increase is due primarily to investing cash that we had been accumulating in anticipation of rising interest rates.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $0.9 million, or 5%, compared to the first quarter of 2006, primarily as a result in the decline in premium, offset in part by an increase in the overall loss ratios for the segment to 91.0% for the first quarter of 2007 compared to 89.5% for the first quarter of 2006.

There was net amortization of deferred acquisition costs in the first quarter of 2007 compared to an increase in deferred acquisition costs in the first quarter of 2006, an increase to expense of $0.8 million. This was primarily due to an increase in the amortization during the first quarter of 2007 as compared to the first quarter of 2006.

Commissions and general expenses decreased by $2.6 million, or 44%, compared to the first quarter of 2006, primarily as a result of a reduction in commissions. Commissions declined by $1.7 million and general expenses declined by approximately $0.8 million, primarily as a result of the reduction in new business and renewal premium, particularly lower commission rates on renewal premium.

Segment Results—Life Insurance and Annuity

	Three months ended March 31,
	2007	2006
	(In thousands)
Premiums :
Direct and assumed	$ 19,240	$ 19,197
Ceded	(4,657)	(3,825)
Net premiums	14,583	15,372
Net investment income	10,683	9,582
Other income	79	87
Total revenue	25,345	25,041
Policyholder benefits	9,832	11,320
Interest credited to policyholders	4,705	4,470
Change in deferred acquisition costs	1,139	(750)
Amortization of intangible assets	33	76
Commissions and general expenses, net of allowances	6,339	8,883
Total benefits, claims and other deductions	22,048	23,999
Segment income	$ 3,297	$ 1,042

Three months ended March 31, 2007 and 2006

Segment income from our Life Insurance and Annuity segment increased by $2.3 million, compared to the first quarter of 2006, primarily as a result of an increase in investment income and more favorable mortality.

Revenues.   Net premiums for the segment decreased by $0.8 million, or 5%, compared to the first quarter of 2006, primarily as a result of the decline of $0.7 million in our traditional life business due to the sale, in 2006, of our group life insurance business.

Since September 30, 2006, we are no longer issuing annuity product as we continue our focus more on providing health insurance alternatives to the growing senior market. Our agents sold $10.8 million of fixed annuities during the first quarter of 2006. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

Net investment income increased by approximately $1.1 million, or 12%, compared to the first quarter of 2006, primarily as a result of the increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $1.5 million, or 13%, compared to the first quarter of 2006. The decline in business reduced policyholder benefits by approximately $0.6 million and claim costs were lower by approximately $0.9 million as a result of more favorable mortality in the first quarter of 2007 compared to the first quarter of 2006. There was net amortization of deferred acquisition costs in the first quarter of 2007 compared to an increase in deferred acquisition costs in the first quarter of 2006, an increase to expense of $1.9 million. This was primarily due to lower production of new life insurance and annuity business during the first quarter of 2007, resulting in a lower level of acquisition costs to capitalize as compared to the first quarter of 2006. Commissions and general expenses, net of allowances decreased by $2.5 million, or 29%, compared to the first quarter of 2006, primarily due to the lower production levels of new life insurance an annuity business, as noted above.

Segment Results—Senior Administrative Services

	Three months ended March 31,
	2007	2006
	(In thousands)
Affiliated fee revenue
Medicare supplement	$ 6,455	$ 7,722
Part D	6,202	3,929
Private Fee-for-service	3,096	—
Long term care	623	755
Life insurance	474	541
Other	1,979	781
Total affiliated revenue	18,829	13,728
Unaffiliated fee revenue
Medicare Advantage	2,479	1,771
Medicare supplement	1,555	1,857
Long term care	1,872	2,027
Non-insurance products	391	280
Part D	397	328
Other	42	213
Total unaffiliated revenue	6,736	6,476
Total revenue	25,565	20,204
Amortization of present value of future profits	110	123
General expenses	19,618	17,654
Total expenses	19,728	17,777
Segment income	$ 5,837	$ 2,427

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $0.7 million in the three months ended March 31, 2007 and $0.9 million for the three months ended March 31, 2006. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended March 31, 2007 and 2006

Segment income for our Senior Administrative Services segment increased by $3.4 million, or 141%, to $5.8 million for the first quarter of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

Revenue increased by $5.4 million, or 27%, during the first quarter of 2007 compared to the first quarter of 2006. Affiliated service fee revenue increased by $5.1 million primarily as a result the growth in fees for the administration of our Private fee-for-service business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada and was offset by the decline in fees for the administration of our Medicare Supplement business. Unaffiliated service fee revenue increased by $0.3 million, due primarily to an increase in additional administrative services performed for unaffiliated clients for Medicare Advantage business, partially offset by a decrease in Medicare supplement business. General expenses for the segment increased by $2.0 million, or 11%, primarily attributed to the growth of the affiliated PFFS and Part D business.

Segment Results—Corporate

	Three months ended March 31,
	2007	2006
	(In thousands)
Interest	$ 3,439	$ 3,042
Amortization of capitalized loan origination fees	280	229
Stock-based compensation expense	1,136	715
Other parent company expenses, net	2,899	1,495
Segment loss	$ 7,754	$ 5,481

Three months ended March 31, 2007 and 2006

The loss from our Corporate segment increased by $2.3 million, or 41%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was due primarily to increases in other parent company expenses, stock-based compensation and interest costs. Other parent company expenses increased as a result of costs associated with our Board of Director’s review of the proposed buyout offer, as well as an increase in management bonuses over the prior year. The increase in stock-based compensation was due primarily to the advance in the timing of the annual awards to February in 2007 from April in 2006. Our combined outstanding debt was $264.3 million at March  31, 2007 compared to $170.8 million at March 31, 2006. The weighted average interest rate on our loan payable increased to 7.5% for the three months ended March 31, 2007 from 6.8% for the three months ended March 31, 2006. The weighted average interest rate on our other long term debt increased to 7.8% for the three months ended March 31, 2007 from 7.6% for the three months ended March 31, 2006. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt.

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

To provide the cash and capital for our insurance company subsidiaries to support our growth and expansion initiatives in Medicare Advantage, we have used the proceeds from the sale of our Canadian operations and, in March 2007, we drew down all $50 million of our new short-term revolving credit facility. Additionally, in March 2007 we issued $50 million of trust preferred securities. There can be no assurance as to our continued ability to access funds though the capital markets to support our growth and expansion initiatives.

Amended Credit Agreement

In connection with the acquisition of Heritage on May 28, 2004, the Company its existing credit agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of March 31, 2007. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective April 1, 2007, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. Please refer to our 2006 Annual Report on Form 10-K for certain information regarding the terms of the Amended Credit Agreement.

On January 18, 2007, the Company entered into a new short-term revolving credit facility of $50.0 million (the ‘Revolving Credit Facility”). On March 13, 2007, the Company drew down all $50.0 million of the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of September 30, 2007 and bears interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate is 6.1%.

On March 22, 2007, the Company requested and received an amendment to each of the Amended Credit Facility and the Revolving Credit Facility incorporating the issuance of an additional series of trust preferred securities and raising the mandatory payment threshold.

The Company made regularly scheduled principal payments of $1.3 million during the three months ended March 31, 2007 and $1.3 million during the three months ended March 31, 2006 in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on our Amended Credit Agreement, with the final payment in March 2009:

2007 (remainder of the year)	$ 3,937
2008	5,250
2009	80,063
$ 89,250

The Company paid interest of $1.7 million during the three months ended March 31, 2007 and $1.6 million during the three months ended March 31, 2006 in connection with its credit facilities. Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise.

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

We issued $50.0 million of trust preferred securities in late March 2007 at a fixed interest rate of 7.7% pursuant to terms similar to our other trust preferred securities. Please refer to our 2006 Annual Report on Form 10-K and Current Report on Form 8-K dated March 22, 2007 for certain information regarding the terms of the Junior Subordinated Debt.

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $125.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2006
	(In thousands)		(Basis points)
December 2032	$ 15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.4%
May 2033	15,000	Floating	420		9.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
March 2037	50,000	Fixed/Floating	275	(4)	7.7%
	$ 125,000

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

(4)          The rate on this issue is fixed at 7.7% for the first five years. On March 23, 2012, it will be converted to a floating rate equal to LIBOR plus 275 basis points.

We paid $1.5 million in interest in connection with the Junior Subordinated Debt during the three months ended March 31, 2007, and $1.4 million during the three months ended March 31, 2006.

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

In addition, we have access to $15.0 million under the revolving portion of our Amended Credit Agreement. Finally, we have the ability, from time to time, to access the capital markets for additional capital. In March of 2007, we drew down all $50 million of the Revolving Credit Facility. Additionally, in March 2007 we issued $50 million of trust preferred securities. In addition, in connection with the May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth (see Note 18—Subsequent Event of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), we have signed stock purchase agreements with certain private equity investment funds to issue preferred securities totaling $350 million at $20 per common equivalent share. We anticipate that $100 million of these preferred securities will be issued during the second quarter of 2007. In connection with the MemberHealth Transaction, the Company anticipates refinancing its Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. A portion of the proceeds from the refinancing will be used to repay in full the outstanding amounts on the Amended Credit Facility and Revolving Credit Facility. The early extinguishment of this debt will trigger the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1 million. There can be no assurance as to our actual future cash flows, from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives.

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

Senior Managed Care Company.   Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of our healthplan affiliates and services provided to the IPA’s. Dividend payments by our healthplan affiliates to Heritage are subject to the approval of the insurance regulatory authorities of our healthplan affiliates’s respective state of domicile. SCOT is not able to pay dividends during 2007 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds available to dividend to our parent holding company.

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of March 31, 2007, the principal amount of the surplus note was $26.5 million. The note bears interest to our parent holding company at LIBOR plus 250 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $1.1 million during the three months ended March 31, 2007 and $1.0 million during the three months ended March 31, 2006. American

Exchange paid interest on the surplus note of $0.6 million during the three months ended March 31, 2007 and $0.5 million during the three months ended March 31, 2006.

Our parent holding company made capital contributions to American Exchange amounting to $64.0 million during the first three months of 2007. American Exchange made capital contributions of $32.0 million to American Progressive and $32.0 million to Pyramid during the first three months of 2007.

Our parent holding company made capital contributions to American Exchange amounting to $3.5 million during the first three months of 2006. In January 2006, Pyramid Life declared and paid a dividend in the amount of $10.8 million to Pennsylvania Life. American Exchange made capital contributions of $2.5 million to Constitution during the first three months of 2006.

Dividend payments by our U.S. insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company’s state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $21.9 million and Pyramid Life is be able to pay dividends of up to $2.7 million to American Exchange (their direct parent) in 2007 without the prior approval from the insurance department for their respective states of domicile.

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

Our accident and health insurance policies generally provide for fixed-benefit amounts and, in the case of Medicare Supplement policies, for supplemental co-payments in accordance with approved Medicare provider rates. Some of these benefits are subject to medical-cost inflation and we have the capability to file for premium rate increases to mitigate rising medical costs. Our health insurance business is widely dispersed in the United States, which mitigates the risk of unexpected increases in claim payments due to epidemics and events of a catastrophic nature. These accident and health polices are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes.

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2007 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $31.9 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

At March 31, 2007, our insurance company subsidiaries held cash and cash equivalents totaling $587.6 million and fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion at March 31, 2007. In addition, our insurance company subsidiaries have cash totaling approximately $297.0 million for the operation of our PDPs that cannot be used for other lines of business or general corporate purposes.

The net yields on our cash and invested assets decreased to 4.7% for the three months ended March 31, 2007, from 5.1% for the three months ended March 31, 2006. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At March 31, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $321.6 million at March 31, 2007 and $242.9 million at December 31, 2006. For the three months ended March 31, 2007, our U.S. insurance subsidiaries generated a statutory net income of $10.2 million. For the three months ended March 31, 2006, our U.S. insurance subsidiaries generated statutory net income of $2.9 million.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At March 31, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $52.5 million at March 31, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $5.1 million for the three months ended March 31, 2007 and $3.1 million for the three months ended March 31, 2006.

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

As of March 31, 2007, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of March 31, 2007. During the quarters ended March 31, 2007 and 2006, we did not write down the value of any fixed maturity securities. A write-down of the value of a fixed maturity security would represent our estimate of an other than temporary decline in value and would be included in net realized gains and losses on investments in our consolidated statements of operations.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2007, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $38.2 million and a 200 basis point increase in market interest rates would result in $78.9 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $38.2 million and a 200 basis point decrease in market interest rates would result in a $73.0 million increase.

Debt

We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate (“LIBOR”) for one, two or three months. Due to the variable interest rate, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps.

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

The sensitivity analysis of interest rate risk assumes scenarios with increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended March 31, 2007, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

		Weighted	Effect of Change in LIBOR on Pre-tax Income for the three months ended March 31, 2007
Description of Floating Rate Debt	Weighted Average Interest Rate	Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	7.46%	$100.6	$0.5	$0.3	$(0.3)	$(0.5)
Other long term debt	9.48%	$25.0	0.1	0.1	(0.1)	(0.1)
Total			$0.6	$0.4	$(0.4)	$(0.6)

As noted above, we have fixed the interest rate on $100 million of our $264 million of total debt outstanding, leaving $164 million of the debt exposed to rising interest rates. As of March 31, 2007 we had approximately $629 million of cash and cash equivalents (excluding cash for the operation of our PDPs) and $155 million in short duration floating rate investment securities. We anticipate that the net investment income on this $784 million will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

The magnitude of changes reflected in the above analysis regarding interest rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Universal American have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

Please see Note 12—Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Part I—Item 1 of this Form 10-Q, which is incorporated into this Part II—Item 1—Legal Proceedings by reference, for information relating to litigation affecting the Company.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the occurrence of any of which could materially adversely affect our business, prospects, financial condition or results of operations. We also could be materially adversely affected by additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	—	—	—	984,472
February 1, 2007—February 28, 2007	—	—	—	984,472
March 1, 2007—March 31, 2007	—	—	—	984,472
Total	—		—

Recent Sales of Unregistered Securities

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the first quarter of 2007.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

Universal American has elected to postpone its previously announced Annual Meeting of Stockholders, as a result of the proposed MemberHealth Transaction. Universal American will notify stockholders of the new meeting date, and the record date for such meeting, as soon as practicable.

ITEM 6—EXHIBITS

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

4.1

Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.01 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein)

4.2

Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.02 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).

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

10.1	*

Fourth Amendment dated March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent.

10.2	*

First Amendment dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer.

11.1	*	Statement re Computation of per share Earnings (contained in the Consolidated Statements of Operations in this Report).
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	*

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

UNIVERSAL AMERICAN FINANCIAL CORP.
May 10, 2007	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chief Executive Officer
May 10, 2007	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)