Form 10-Q
period 2007-06-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2007-08-09
CIK 709878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of July 31, 2007, 59,742,258 shares of the registrant’s common stock were issued and outstanding.

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 1A “Risk Factors” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Current Report on Form 8-K dated August 8, 2007 and Item 1 “Business”, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006,as well as other reports that we file with the Securities and Exchange Commission. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments (Note 5):
Fixed maturities available for sale, at fair value (amortized cost: 2007, $1,191,126; 2006, $1,110,323)	$1,176,925	$1,112,086
Policy loans	21,596	22,032
Other invested assets	1,736	1,725
Total investments	1,200,257	1,135,843
Cash and cash equivalents (Note 2)	1,032,704	542,130
Accrued investment income	13,374	12,927
Deferred policy acquisition costs	252,460	262,144
Amounts due from reinsurers	294,805	293,350
Due and unpaid premiums	79,158	11,043
Present value of future profits and other amortizing intangible assets (Note 4)	57,845	54,738
Goodwill and other indefinite lived intangible assets (Note 4)	81,136	71,332
Income taxes receivable	5,780	—
Other Part D receivables (Note 2)	106,517	85,871
Advances to agents	70,556	48,912
Other assets	76,424	66,752
Total assets	$3,271,016	$2,585,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Policyholder account balances (Note 2)	$461,442	$485,189
Reserves for future policy benefits	609,374	600,497
Policy and contract claims—life	12,343	12,901
Policy and contract claims—health	496,220	201,811
Advance premium	213,568	26,120
CMS contract deposits for amounts not at risk (Note 2)	185,439	134,184
Loan payable (Note 9)	137,938	90,563
Other long term debt (Note 10)	125,000	75,000
Amounts due to reinsurers	67,024	100,397
Income taxes payable	—	20,502
Deferred income tax liability	20,329	19,573
Other Part D liabilities	101,711	106,599
Other liabilities	93,941	87,797
Total liabilities	2,524,329	1,961,133
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY (Note 6)
Preferred stock (Authorized: 2 million shares):
Series A (Designated: 300 thousand shares, issued: 2007, 30,473 shares)	30	—
Series B (Designated: 300 thousand shares, issued: 2007, 19,573 shares)	20	—
Common stock (Authorized: 100 million shares, issued: 2007, 60.3 million shares; 2006, 59.9 million shares)	603	599
Additional paid-in capital	355,397	252,542
Accumulated other comprehensive (loss) income (Notes 6 and 13)	(6,893)	1,883
Retained earnings	406,146	379,511
Less: Treasury stock (2007, 0.6 million shares; 2006, 0.7 million shares)	(8,616)	(10,626)
Total stockholders’ equity	746,687	623,909
Total liabilities and stockholders’ equity	$3,271,016	$2,585,042

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, per share amounts in dollars)

	2007	2006
Revenues:
Direct premium and policyholder fees earned	$858,241	$477,741
Reinsurance premiums assumed	8,018	8,230
Reinsurance premiums ceded	(195,974)	(183,307)
Net premiums and policyholder fees earned	670,285	302,664
Net investment income	26,618	18,320
Fee and other income	6,872	7,026
Net realized gains (losses) on investments	(264)	48
Total revenues	703,511	328,058
Benefits, Claims and Expenses:
Claims and other benefits	554,926	235,012
Increase in reserves for future policy benefits	535	1,102
Interest credited to policyholders	4,323	4,740
Change in deferred acquisition costs	1,825	(4,407)
Amortization of intangible assets (Note 4)	1,873	2,111
Commissions	43,749	30,487
Reinsurance commission and expense allowances	(18,433)	(19,310)
Interest expense	4,924	3,186
Other operating costs and expenses	87,269	64,175
Total benefits, claims and other deductions	680,991	317,096
Income from continuing operations, before equity in earnings of unconsolidated subsidiary	22,520	10,962
Equity in earnings of unconsolidated subsidiary (Note 14)	13,120	12,867
Income from continuing operations, before income taxes	35,640	23,829
Provision for income taxes	13,365	8,467
Income from continuing operations	22,275	15,362
Discontinued Operations (Note 16):
Income from discontinued operations, net of income taxes	—	2,748
Net income	$22,275	$18,110
Earnings per common share:
Basic:
Income from continuing operations	$0.36	$0.26
Income from discontinued operations	—	0.05
Net income	$0.36	$0.31
Diluted:
Income from continuing operations	$0.35	$0.26
Income from discontinued operations	—	0.04
Net income	$0.35	$0.30
Weighted average shares outstanding:
Weighted average common equivalent of preferred shares outstanding	2,527,473	—
Weighted average common shares outstanding	60,142,648	59,116,355
Less weighted average treasury shares	(617,606)	(697,710)
Basic weighted shares outstanding	62,052,515	58,418,645
Effect of dilutive securities	1,317,103	1,403,467
Diluted weighted shares outstanding	63,369,618	59,822,112

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, per share amounts in dollars)

	2007	2006
Revenues:
Direct premium and policyholder fees earned	$1,653,872	$945,491
Reinsurance premiums assumed	16,646	16,546
Reinsurance premiums ceded	(412,335)	(367,299)
Net premiums and policyholder fees earned	1,258,183	594,738
Net investment income	48,980	35,666
Fee and other income	13,126	13,266
Net realized gains on investments	1,640	47
Total revenues	1,321,929	643,717
Benefits, Claims and Expenses:
Claims and other benefits	1,052,666	471,569
Increase in reserves for future policy benefits	3,786	5,907
Interest credited to policyholders	9,028	9,210
Change in deferred acquisition costs	12,159	(8,486)
Amortization of intangible assets (Note 4)	3,982	4,478
Commissions	78,790	61,968
Reinsurance commission and expense allowances	(36,623)	(37,109)
Interest expense	8,363	6,228
Other operating costs and expenses	174,661	121,036
Total benefits, claims and other deductions	1,306,812	634,801
Income from continuing operations, before equity in earnings of unconsolidated subsidiary	15,117	8,916
Equity in earnings of unconsolidated subsidiary (Note 14)	26,323	22,674
Income from continuing operations, before income taxes	41,440	31,590
Provision for income taxes	14,805	11,296
Income from continuing operations	26,635	20,294
Discontinued Operations (Note 16):
Income from discontinued operations, net of income taxes	—	4,836
Net income	$26,635	$25,130
Earnings per common share:
Basic:
Income from continuing operations	$0.44	$0.35
Income from discontinued operations	—	0.08
Net income	$0.44	$0.43
Diluted:
Income from continuing operations	$0.43	$0.34
Income from discontinued operations	—	0.08
Net income	$0.43	$0.42
Weighted average shares outstanding:
Weighted average common equivalent of preferred shares outstanding	1,270,718	—
Weighted average common shares outstanding	60,055,995	59,086,395
Less weighted average treasury shares	(642,394)	(724,282)
Basic weighted shares outstanding	60,684,319	58,362,113
Effect of dilutive securities	1,322,324	1,507,105
Diluted weighted shares outstanding	62,006,643	59,869,218

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
2006
Balance, January 1, 2006	$—	$—	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	—	—	25,130	—	25,130
Other comprehensive loss (Note 13)	—	—	—	—	(21,909)	—	—	(21,909)
Comprehensive income	—	—	—	—	—	—	—	3,221
Issuance of stock (Note 6)	—	—	2	970	—	—	—	972
Stock-based compensation (Note 7)	—	—	—	2,298	—	—	—	2,298
Treasury shares purchased, at cost (Note 6)	—	—	—	—	—	—	(44)	(44)
Treasury shares reissued (Note 6)	—	—	—	22	—	—	821	843
Balance, June 30, 2006	$—	$—	$592	$245,723	$17,987	$285,335	$(10,463)	$539,174
2007
Balance, January 1, 2007	$—	$—	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909
Net income	—	—	—	—	—	26,635	—	26,635
Other comprehensive loss (Note 13)	—	—	—	—	(8,776)	—	—	(8,776)
Comprehensive income	—	—	—	—	—	—	—	17,859
Issuance of stock (Note 6)	30	20	4	100,041	—	—	—	100,095
Stock-based compensation (Note 7)	—	—	—	2,205	—	—	—	2,205
Treasury shares purchased, at cost (Note 6)	—	—	—	—	—	—	—	—
Treasury shares reissued (Note 6)	—	—	—	609	—	—	2,010	2,619
Balance, June 30, 2007	$30	$20	$603	$355,397	$(6,893)	$406,146	$(8,616)	$746,687

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$26,635	$25,130
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired or sold:
Income from discontinued operations	—	(4,836)
Equity in earnings of unconsolidated subsidiary	(26,323)	(22,674)
Distribution from unconsolidated subsidiary	27,500	18,500
Deferred income taxes	3,006	(8,982)
Realized gains on investments	(1,640)	(47)
Amortization of present value of future profits and other intangibles	3,982	4,478
Net amortization of bond premium	784	1,144
Change in deferred policy acquisition costs	12,159	(8,486)
Change in reserves for future policy benefits	8,877	6,778
Change in policy and contract claims payable	290,933	58,122
Change in reinsurance balances	(35,176)	(8,634)
Change in advance and due premium, net	119,294	68,173
Change in income taxes payable (receivable)	2,042	9,205
Change in other Part D receivables	(26,476)	(61,388)
Change in other Part D liabilities	(4,888)	35,228
Advances to agents, net	751	(5,011)
Other, net	(13,735)	2,886
Cash from operating activities—continuing operations	387,725	109,586
Cash from operating activities—discontinued operations	—	7,274
Cash from operating activities	387,725	116,860
Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	135,967	51,871
Cost of fixed maturities purchased	(221,097)	(62,392)
Proceeds from sale of discontinued operations, net of cash sold (Note 16)	8,364	—
Taxes paid for gain on sale of discontinued operations (Note 16)	(28,200)	—
Proceeds from sale of subsidiary, net of cash sold (Note 17)	5,102	—
Purchase of business, net of cash acquired	(17,722)	(12,075)
Purchase of fixed assets	(3,003)	(6,185)
Other investing activities	460	929
Cash from investing activities—continuing operations	(120,129)	(27,852)
Cash from investing activities—discontinued operations	—	(4,071)
Cash used for investing activities	(120,129)	(31,923)
Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock	100,095	1,535
Cost of treasury stock purchases	—	(43)
Receipts from CMS contract deposits	436,067	507,394
Withdrawals from CMS contract deposits	(384,812)	(303,750)
Deposits and interest credited to policyholder account balances	10,177	30,087
Surrenders and other withdrawals from policyholder account balances	(33,924)	(26,215)
Dividends from discontinued operation	—	4,372
New debt issued, net of issue costs	98,000	—
Principal repayment on loan payable	(2,625)	(2,625)
Cash from financing activities—continuing operations	222,978	210,755
Cash from financing activities—discontinued operations	—	(4,372)
Cash from financing activities	222,978	206,383
Net increase in cash and cash equivalents	490,574	291,320
Cash and cash equivalents at beginning of year	542,130	138,899
Cash and cash equivalents at end of period	1,032,704	430,219
Less cash and cash equivalents of discontinued operations at end of period	—	(779)
Cash and cash equivalents of continuing operations at end of period	$1,032,704	$429,440

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND COMPANY BACKGROUND

Universal American Financial Corp. (“we,” “our,” “us,” the “Company,” or “Universal American”) is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Canada and Puerto Rico. The principal insurance products currently sold by the Company are Medicare Advantage private fee-for-service plans (“PFFS”), Medicare prescription drug benefit plans (“PDPs”), Medicare Supplement, fixed benefit accident and sickness disability insurance and senior life insurance. The Company distributes these products through an independent general agency system and a career agency system. The career agents sell for Pennsylvania Life Insurance Company (“Pennsylvania Life”) and The Pyramid Life Insurance Company (“Pyramid Life”) while the independent general agents sell for American Pioneer Life Insurance Company (“American Pioneer”), American Progressive Life & Health Insurance Company of New York (“American Progressive”), Constitution Life Insurance Company (“Constitution”), Marquette National Life Insurance Company (“Marquette”) and Union Bankers Insurance Company (“Union Bankers”).

In 2006, we began offering PDPs pursuant to Medicare Part D (“Part D”) through Pennsylvania Life and American Progressive, in connection with a strategic alliance with PharmaCare Management Services, Inc. (“PharmaCare”), a third party pharmacy benefits manager (“PBM”) and wholly-owned subsidiary of CVS Caremark Corporation (“CVS”).

The Company operates Medicare Advantage health plans in Texas through SelectCare of Texas, L.L.C. and SelectCare HealthPlans, Inc., in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. (“GlobalHealth”) and in Florida through American Pioneer HealthPlans, Inc. and our Medicare Advantage private fee-for-service plans (“PFFS”) through American Progressive and Pyramid Life.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate the accounts of Universal American and its subsidiaries:  American Progressive, American Pioneer, American Exchange Life Insurance Company (“American Exchange”), Pennsylvania Life, Union Bankers, Constitution, Marquette, Pyramid Life, Heritage Health Systems, Inc. (“Heritage”) and CHCS. During 2005, we entered into a strategic alliance with PharmaCare and created Part D Management Services, L.L.C. (“PDMS”). PDMS is 50% owned by us and 50% owned by PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare Captive Re, Ltd. (“PharmaCare Re”), a wholly-owned subsidiary of PhamaCare, for which it receives fees and other remuneration from our PDPs and PharmaCare. As noted above, the operations of PennCorp Life Canada are reported as discontinued operations.

For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Supplemental Cash Flow Information:   Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. Included in cash and cash equivalents at June 30, 2007 is $226 million relating to our PDPs that cannot be used for other lines of business or general corporate purposes. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	Six months ended June 30,
	2007	2006
	(in thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$8,075	$6,218
Cash paid for income taxes	$35,009	$9,700
Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$—	$3,815

Significant Accounting Policies:   For a description of significant accounting policies, see
Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recognition of Premium Revenues and Policy Benefits for Medicare Advantage Policies:   Premiums received pursuant to Medicare Advantage contracts with CMS for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets. Certain commissions are deferred and recognized in relation to the corresponding revenues for which they are earned. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and the limited historical experience, we recognize these timing delays and that CMS may not approve the enrollee. The results for our PFFS business are based on a membership level as of June 30, 2007 of approximately 179,000, which is approximately 10,000 members below membership level included in our administrative system, representing approximately 47,000 member months. In the succeeding quarters, we analyze the member information used in our consolidated financial statements and adjust our membership based on members subsequently approved by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as June 30, 2007 is likely to be material.

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

Our PDPs receive monthly payments from CMS which generally represent our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits. Our CMS payments also include catastrophic reinsurance allowances and Federal subsidies (CMS contract deposits) for which we do not bear risk.

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

We based our membership for Part D on enrollment information provided by CMS which indicated that, as of June 30, 2007, approximately 491,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 467,000 members in our PDPs that we participate in on a 50% basis and 24,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. During 2006 and 2007, we also paid claims for individuals who ultimately were determined to be members of other plans. At June 30, 2007, we have a receivable of $34.0 million for these claims which is included in other Part D receivables on the consolidated balance sheet. CMS continues to reconcile and refine information with respect to the enrollment of members and claims submitted for 2006 for all plans participating in the Part D program. Additionally, as of June 30, 2007, we have a liability of $30.4 million, included in policy and contract claims—health on the consolidated balance sheet, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As a result of the continuing reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of June 30, 2007 is likely to be material.

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

Fair Value—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

4.   INTANGIBLE ASSETS

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

	Weighted Average	June 30, 2007		December 31, 2006
	Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
			(In thousands)
Senior Health Insurance:
Policies in force	9	$18,473	$11,199	$18,473	$9,786
Distribution Channel	30	22,055	3,124	22,055	2,757
Life Insurance/Annuity—PVFP	7	4,127	2,033	4,127	1,912
Senior Managed Care—Medicare Advantage:
Membership base	7	21,452	6,434	15,381	5,428
Provider contracts	10	15,539	3,049	15,539	2,244
Non-compete	7	1,018	49	—	—
Senior Administrative Services
Administrative service contracts	6	7,671	7,463	7,671	7,399
Hospital network Contracts	10	1,797	936	1,797	779
Total	17	$92,132	$34,287	$85,043	$30,305

The following table shows the changes in the amortizing intangible assets:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$62,007	$60,432	$54,738	$50,724
Additions and adjustments	(2,289)	5	7,089	12,081
Amortization, net of interest	(1,873)	(2,110)	(3,982)	(4,478)
Balance, end of period	$57,845	$58,327	$57,845	$58,327

On March 1, 2007, the Company acquired Harmony Health, Inc. (“Harmony”), a provider-owned company that operates GlobalHealth, a Medicare Advantage and Commercial managed care plan in Oklahoma City, Oklahoma for $18.2 million in cash, including direct costs of acquisition of $0.2 million. Harmony is a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 4,000 Medicare Advantage members with annualized revenue of approximately $38 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

The tangible book value at the date of acquisition was $3.8 million. The excess of purchase price over the tangible book value was $16.9 million, gross of deferred taxes of $2.5 million, and was allocated as follows:

Description	Amount	Weighted Average Life At Acquisition	Amortization Basis
	(in millions)
Membership base acquired	$6.1	10	Straight line over the estimated life of the membership base
Non-compete agreement	1.0	7	Straight line over the length of the agreement
Goodwill	9.8	—	Non amortizing
Total excess of purchase price over tangible book value	$16.9

During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—Provider Contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years.

Estimated future net amortization expense (in thousands) is as follows:

2007 remainder of year	$3,782
2008	7,200
2009	6,818
2010	6,002
2011	4,063
2012	3,900
Thereafter	26,080
$57,845

Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2006	Additions	Adjustments	June 30, 2007
	(In thousands)
Senior Market Health Insurance:
Goodwill	$3,893	$—	$—	$3,893
Other	4,867	—	—	4,867
Subtotal—Senior Market Health Insurance	8,760	—	—	8,760
Senior Managed Care—Medicare Advantage:
Goodwill	53,052	9,804	—	62,856
Other	5,163	—	—	5,163
Subtotal—Senior Managed Care—Medicare Advantage	58,215	9,804	—	68,019
Senior Administrative Services—Goodwill	4,357	—	—	4,357
Total	$71,332	$9,804	$—	$81,136

Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Senior Managed Care—Medicare Advantage was the result of the acquisition of Harmony.

5.   INVESTMENTS

The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$174,606	$165	$(1,564)	$173,207
Corporate debt securities	429,496	4,588	(9,199)	424,885
Foreign debt securities	30,848	244	(638)	30,454
Mortgage-backed and asset-backed securities	556,176	1,353	(9,150)	548,379
	$1,191,126	$6,350	$(20,551)	$1,176,925

	December 31, 2006
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$115,315	$308	$(1,067)	$114,556
Corporate debt securities	431,455	7,739	(4,424)	434,770
Foreign debt securities	32,120	427	(359)	32,188
Mortgage-backed and asset-backed securities	531,433	2,904	(3,765)	530,572
	$1,110,323	$11,378	$(9,615)	$1,112,086

The amortized cost and fair value of fixed maturities at June 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$80,586	$81,162
Due after 1 year through 5 years	297,007	298,541
Due after 5 years through 10 years	188,560	183,673
Due after 10 years	68,795	65,169
Mortgage and asset-backed securities	556,178	548,380
	$1,191,126	$1,176,925

6.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2.0 million authorized shares of preferred stock, of which 300,000 shares were designated by our board of directors as Series A Preferred Stock and 300,000 shares as Series B Preferred Stock. Both Series A Preferred Stock and Series B Preferred Stock possess certain rights whereby shares of such Preferred Stock may, in certain circumstances, be converted directly or indirectly into shares of common stock.

Series A Participating Convertible Preferred Stock

Subject to the exceptions described below, each share of Series A Preferred Stock ranks equally in all respects and has the same rights, powers and preferences, and the same qualifications, and limitations, as our Series B Preferred Stock:

Rank.   The Series A Preferred Stock ranks (i) senior and prior to our common stock and each other class or series of our equity securities, whether currently issued or issued in the future, that by its terms ranks junior to the Series A Preferred Stock (whether with respect to payment of dividends, rights upon liquidation, dissolution or winding up of our affairs, or otherwise) (ii) on a parity with each other class or series of our equity securities, whether currently issued or issued in the future, that do not by their terms expressly provide that they rank senior to or junior to the Series A Preferred Stock whether with respect to payment of dividends, rights upon liquidation, dissolution or winding up of our affairs, or otherwise (all of such equity securities are collectively referred to herein as the “Parity Securities”), and (iii) junior to each other class or series of our equity securities, whether currently issued or issued in the future, that by their terms rank senior to the Series A Preferred Stock.

Dividends.   Holders of shares of Series A Preferred Stock are entitled to participate equally and ratably with the holders of shares of common stock in all dividends and distributions paid on the shares of common stock as if, immediately prior to each record date for payment of such dividend or distribution on the common stock, the shares of Series A Preferred Stock then outstanding were converted into shares of common stock.

Liquidation Preference.   In the event that we voluntarily or involuntarily liquidate, dissolve or wind up, the holders of shares of Series A Preferred Stock are, with respect to each such share of Series A Preferred Stock, entitled to receive the greater of (i) (A) prior to the first anniversary of the original issuance in respect of such share of Series A Preferred Stock, $2,000 per share and (B) on or after the first anniversary of the original issuance in respect of such share of Series A Preferred Stock, $1.00 per such share of Series A Preferred Stock, in each case plus an amount equal to any dividends or distributions payable thereon and remaining unpaid thereon and (ii) at any time, the payment such holders would have received had such holders, immediately prior to our liquidation, dissolution or winding up, converted such share of Series A Preferred Stock into shares of common stock, in each case before any payment or distribution is made on any shares of common stock. Neither a consolidation or merger nor a sale or transfer of all or any part of our assets for cash, securities or other property, is considered a liquidation, dissolution or winding up.

Voting Rights.   Holders of shares of Series A Preferred Stock are not entitled to vote on any matter submitted to a vote of our shareholders, but are entitled to prior written notice of, and are entitled to attend and observe, all special and annual meetings of our shareholders. Notwithstanding the foregoing and so long as any shares of Series A Preferred Stock are outstanding, we will not, without the written consent or affirmative vote by holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a single and separate class: (i) amend, alter or repeal any provision of our certificate of incorporation (by any means, including by merger, consolidation, reclassification, or otherwise) so as to, or in a manner that would, adversely affect the preferences, rights, privileges or powers of the Series A Preferred Stock; or (ii) increase the authorized or issued number of shares of Series A Preferred Stock.

Merger or Consolidation.   Unless approved by holders of the shares of Series A Preferred Stock, we will not merge or consolidate into, or sell, transfer or lease all or substantially all of our property to any other entity, unless the successor, transferee or lessee entity (i) expressly assumes the due and punctual performance and observance of each and every covenant and condition described above to be performed and observed by us and (ii) expressly agrees to exchange, at the holder’s option, shares of Series A Preferred Stock for shares of the surviving entity’s capital stock on terms substantially similar to the terms described above.

Conversion upon Transfer.   Any share of Series A Preferred Stock owned by any equity investor or any affiliate of an equity investor shall not be convertible into common stock so long as such share of Series A Preferred Stock is owned by such equity investor or such affiliate of an equity investor. At any time when a share of Series A Preferred Stock is not or ceases to be owned by an equity investor or an affiliate of an equity investor, such share of Series A Preferred Stock, without any further action or deed on our part or any other individual, entity or group, shall automatically convert into the number of fully paid and non-assessable shares of common stock determined by dividing (A) $2,000 by (B) the conversion price in effect at the time of conversion. The initial conversion price is $20.

Exchange of Shares.   Under the securities purchase agreements, we have agreed that, at an equity investor’s request, we will exchange all or any shares of Series A Preferred Stock held by such equity investor at such time for a like number of shares of Series B Preferred Stock; provided that, prior to the consummation of any such exchange, such equity investor shall have obtained a clearance, approval or waiver, under certain laws governing insurance companies or the HSR Act or shall have represented to us that such clearance, approval or waiver is not required in connection with such an exchange.

Series B Participating Convertible Preferred Stock

Subject to the exceptions described below, each share of our Series B Preferred Stock ranks equally in all respects and has the same rights (including with respect to dividends), powers and preferences (including liquidation preference), and the same qualifications, limitations and restrictions as our Series A Preferred Stock.

Voting Rights.   In addition to the voting rights described above, holders of our Series B Preferred Stock may vote with holders of our common stock (together as one class) on all matters submitted for a vote of holders of our common stock. Holders of our Series B Preferred Stock are entitled to a number of votes equal to the number of votes to which the shares of our common stock issuable upon conversion of such shares of Series B Preferred Stock would have been entitled if such shares of common stock had been outstanding at the time of the applicable record date.

Right to Convert.   A holder of our Series B Preferred Stock has the right, at any time and from time to time, to convert any or all of such holder’s shares of Series B Preferred Stock into the number of fully paid and non-assessable shares of common stock determined by dividing (A) $2,000 by (B) the conversion price in effect at the time of conversion. The initial conversion price is $20.

We have the right to require the holder of each share of our Series B Preferred Stock, from and after the first anniversary of the date of original issuance of such share, from time to time, at our option, to convert such share of Series B Preferred Stock into fully paid and non-assessable shares of our common stock at the applicable conversion price. The number of shares of common stock into which one share of the Series B Preferred Stock shall be convertible shall be determined by dividing (A) the preferred share price by (B) the conversion price in effect at the time of conversion.

At June 30, 2007, there were 30,473 shares of Series A preferred stock outstanding and 19,573 share of Series B preferred stock outstanding, all of which were issued in connection with the stage 1 securities purchase agreement. There were no such shares issued or outstanding at December 31, 2006.

Common Stock

The Company currently has 100 million shares of common stock, par value $0.01 per share, authorized for issuance. Changes in the number of shares of common stock issued were as follows:

Six months ended June 30,	2007	2006
Common stock outstanding, beginning of year	59,890,500	59,042,685
Stock options exercised	354,231	125,176
Agent stock award	2,543	(507)
Stock purchases pursuant to agents’ stock purchase and deferred compensation plans	21,443	2,500
Common stock outstanding, end of period	60,268,717	59,169,854

Treasury Stock

The Company currently has 984,472 shares of common stock available to purchase pursuant to share repurchase program approved by the Company’s Board of Directors in November 2005. Changes in treasury stock were as follows:

	For the six months ended June 30,
	2007			2006
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
		(In thousands)			(In thousands)
Treasury stock beginning of year	712,868	$10,626	$14.91	751,473	$11,240	$14.96
Shares repurchased	—	—	—	3,039	44	14.32
Shares distributed in the form of employee bonuses	(134,823)	(2,010)	14.91	(54,901)	(821)	14.96
Treasury stock, end of period	578,045	$8,616	$14.91	699,611	$10,463	$14.95

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Continuing Operations:
Net unrealized appreciation (depreciation) on investments	$(14,204)	$1,769
Deferred acquisition cost adjustment	3,236	895
Foreign currency translation gains	364	233
Deferred tax	3,711	(1,014)
Total accumulated other comprehensive income (loss)	$(6,893)	$1,883

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2007	Prior years
Risk free interest rates	4.50% – 5.16%	3.12% – 5.28%
Dividend yields	0.0%	0.0%
Expected volatility	36.06% – 41.75%	40.00% – 47.23%
Expected lives of options (in years)	3.0 – 4.75	3.0 – 9.0

The weighted-average grant-date fair value was $7.23 for options granted during the first six months of 2007 and was $5.26 for options granted during the first six months of 2006.

The Company did not capitalize any cost of stock-based compensation for its employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

A summary of option activity for the six months ended June 30, 2007 and June 30, 2006 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(in years)	(in thousands)
Outstanding, January 1, 2006	4,823	$6.81	5.2
Granted	429	15.37
Exercised	(125)	7.84
Forfeited or expired	(37)	13.52
Outstanding, June 30, 2006	5,090	$7.40	4.4	$34,547
Exercisable, June 30, 2006	3,872	$6.41	4.2	$27,724
Outstanding, January 1, 2007	4,325	$7.73	4.0
Granted	1,191	19.02
Exercised	(354)	10.31
Forfeited or expired	(78)	15.58
Outstanding, June 30, 2007	5,084	$10.07	3.7	$57.027
Exercisable, June 30, 2007	3,879	$7.54	3.4	$53,313

The total intrinsic value of options exercised during the first six months of 2007 was $3.5million and the total intrinsic value of options exercised during the first six months of 2006 was $0.8 million.

As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $8.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

Cash received from the exercise of stock options during the first six months of 2007 was $3.7 million and cash received from the exercise of stock options during first six months of 2006 was $1.0 million. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for such excess tax deductions was $0.7 million for the six months ended June 30, 2007 and was $0.6 million for the six months ended June 30, 2006.

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

	Six months ended June 30,
	2007		2006
Non-vested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
Non-vested at beginning of year	148	$13.60	157	$12.05
Granted	135	19.43	54	15.35
Vested	(58)	12.12	(51)	11.05
Forfeited	—	—	—	—
Non-vested at end of period	225	$17.46	160	$13.47

The total fair value of shares of restricted stock vested during the six months ended June 30, 2007 was $1.1 million and the total fair value of shares of restricted stock vested during the six months ended June 30, 2006 was $0.8 million.

8.   STATUTORY FINANCIAL DATA

The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of the insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At June 30, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $372.6 million at June 30, 2007 and $242.9 million at December 31, 2006. For the six months ended June 30, 2007, the insurance subsidiaries generated statutory net income of $38.8 million. For the six months ended June 30, 2006, the insurance subsidiaries generated a statutory net income of $9.2 million.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At June 30, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $57.3 million at June 30, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $9.0 million for the six months ended June 30, 2007 and $7.7 million for the six months ended June 30, 2006.

9.   LOAN PAYABLE

Amended Credit Agreement

In connection with the acquisition of Heritage on May 28, 2004, the Company amended its then existing credit agreement by increasing the facility to $120.0 million from $80.0 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105.0 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15.0 million revolving loan facility. None of the revolving loan facility has been drawn as of June 30, 2007. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points. Effective July 1, 2007, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009.

The Company made regularly scheduled principal payments of $2.6 million during the six months ended June 30, 2007 and $2.6 million during the six months ended June 30, 2006, in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on the Amended Credit Agreement, with the final payment in March 2009:

2007 (remainder of the year)	$2,625
2008	5,250
2009	80,063
$87,938

On January 18, 2007, the Company requested and received, from the administrative agent for the bank group an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, the Company drew down all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility has a maturity date of September 30, 2007 and bears interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate was 6.1%. On July 18, 2007, the Company fully paid off the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

The Company paid interest of $4.2 million during the six months ended June 30, 2007 and $3.4 million during the six months ended June 30, 2006, in connection with its credit facilities.

10.   OTHER LONG TERM DEBT

The Company has formed separate statutory business trusts (the “Trusts”), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the “Junior Subordinated Debt”) and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company does not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. As of June 30, 2007, the Trusts have issued a combined $125.0 million in thirty year trust preferred securities.

The Company paid $3.8 million in interest in connection with the Junior Subordinated Debt during the six months ended June 30, 2007, and $2.8 million during the six months ended June 30, 2006.

11.   DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The combined fair value of the swaps was $0.9 million at June 30, 2007 and $1.2 million at December 31, 2006 and is included in other assets. We had applied the “short-cut method” to determine effectiveness and the swaps were initially designated as cash flow hedges, with changes in their fair value recorded in accumulated other comprehensive income. In 2006, the SEC affirmed its interpretation that prohibits the use of the “short-cut method” for all fair value hedges of fixed-rate trust preferred securities, as well as cash flow hedges of the variable cash flows associated with variable-rate trust preferred securities, whenever the issuer has the ability to defer interest payments at their election. As a result, these cash flow hedges are no longer deemed effective. In the fourth quarter of 2006, the fair value of the hedge was reversed out of accumulated other comprehensive income and reported in realized gains in our consolidated income statement. Any future changes in the fair value will also be reported in realized gains. During the six months ended June 30, 2007, $0.3 million relating to the reduction in the fair value of the cash flow swap agreements was reported as a realized loss.

12.   COMMITMENTS AND CONTINGENCIES

Securities Class Action and Derivative Litigation

In previous filings, the Company reported on the Kemp Action, which was a consolidated class action against the Company and Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant (the “Officer Defendants”) that was pending in the United States District Court for the Southern District of New York. Following the Court’s dismissal of the amended consolidated complaint in January 2007, and the filing of a second amended consolidated complaint by plaintiffs in March 2007, and the service by defendants in May 2007 of a motion to dismiss the second amended consolidated complaint, the Kemp Action was brought to a conclusion on July 16, 2007, when the Court entered a stipulation and order dismissing the consolidated case with prejudice and without costs.

Two cases that were based upon the factual allegations of the Kemp Action and that were filed derivatively by shareholders purporting to act on behalf of the Company, and not as class actions, are still pending. One of these was filed by Green Meadows Partners LLP (the “Green Meadows Action”) on December 13, 2005, in the United States District Court for the Southern District of New York, and has been assigned to the same judge who presided over the Kemp Action. In the Green Meadows Action, plaintiffs seek contribution under Section 10(b) and 21D of the Securities Exchange Act of 1934 on the ground that if the Company is found liable to have violated the securities laws in the Kemp Action, then the Officer Defendants are liable for contribution. The Green Meadows Action also asserts three claims under state law for breach of fiduciary duty against the Officer Defendants.

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

In view of the dismissal with prejudice of the Kemp Action, the Company intends promptly to seek dismissal in the entirety of both the Green Meadows Action and the Tsutsui Action. Management believes that after liability insurance recoveries, neither of these actions will have a material adverse effect on the Company.

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

On May 25, 2007, the Court in the Consoldiated Actions held a status conference with counsel for all parties. Prior to the conference, counsel for plaintiffs advised the Court by letter that plaintiffs intended to file a consolidated amended complaint that would allege, among other things, that the merger agreement and related arrangements through which the Company would acquire MemberHealth would have the effect of transferring control of the Company at a price that is unfair to shareholders of the Company (other than to those shareholders who participated in the Offer).

At the May 25th conference, the Court granted the plaintiffs in the Consolidated Actions approximately two weeks to file an amended consolidated complaint. However, as of July 13, 2007, when the next status conference with the Court was conducted, plaintiffs had not filed an amended consolidated complaint. In view of their failure to do so, the Court directed that the case would be dismissed without prejudice and without costs following resolution of a procedural issue relating to consolidation of the six constituent cases.

Class Action Litigation Relating to Merger Proposal

On July 25, 2007, a purported class action entitled “Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino vs. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright” (the “Merger Class Action”) was filed in the Supreme Court for New York State, Westchester County. The complaint alleges that (i) the defendants who are directors of the Company allegedly breached fiduciary duties they owed to the Company’s shareholders in connection with the Company entering into its previously announced merger agreement to acquire MemberHealth, Inc. and concurrent agreements with certain equity investors for such equity investors to acquire securities in the Company (collectively, the “Transactions”), and the defendants who are equity investors purportedly aided and abetted that breach; and (ii) the defendants who are directors of the Company allegedly breached their duty of candor to the Company’s shareholders by failing to disclose material information concerning the Transactions. The plaintiffs seek, among other things, an injunction against the consummation of the Transactions and damages in an amount to be determined. The Company has reviewed the complaint and believes the lawsuit is without merit, and intends to defend against the claims vigorously.

Other Litigation

The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

13.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Three months ended June 30,
	2007			2006
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(14,459)	$(5,060)	$(9,399)	$(10,124)	$(3,544)	$(6,580)
Reclassification adjustment for losses (gains) included in net income	264	92	172	(48)	(17)	(31)
Net unrealized loss	(14,195)	(4,968)	(9,227)	(10,172)	(3,561)	(6,611)
Cash Flow Hedge	—	—	—	56	19	37
Foreign currency translation adjustment	116	40	76	62	22	40
Other comprehensive loss from continuing operations	(14,079)	(4,928)	(9,151)	(10,054)	(3,520)	(6,534)
From discontinued operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	—	—	—	(8,083)	(2,830)	(5,253)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Net unrealized loss	—	—	—	(8,083)	(2,830)	(5,253)
Foreign currency translation adjustment	—	—	—	2,052	718	1,334
Other comprehensive loss from discontinued operations	—	—	—	(6,031)	(2,112)	(3,919)
Total other comprehensive loss	$(14,079)	$(4,928)	$(9,151)	$(16,085)	$(5,632)	$(10,453)

	Six months ended June 30,
	2007			2006
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(11,992)	$(4,197)	$(7,795)	$(20,392)	$(7,138)	$(13,254)
Reclassification adjustment for gains included in net income	(1,640)	(574)	(1,066)	(47)	(16)	(31)
Net unrealized loss	(13,632)	(4,771)	(8,861)	(20,439)	(7,154)	(13,285)
Cash Flow Hedge	—	—	—	226	79	147
Foreign currency translation adjustment	131	46	85	42	15	27
Other comprehensive loss from continuing operations	(13,501)	(4,725)	(8,776)	(20,171)	(7,060)	(13,111)
From discontinued operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	—	—	—	(15,322)	(5,363)	(9,959)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Net unrealized loss	—	—	—	(15,322)	(5,363)	(9,959)
Foreign currency translation adjustment	—	—	—	1,786	625	1,161
Other comprehensive loss from discontinued operations	—	—	—	(13,536)	(4,738)	(8,798)
Total other comprehensive loss	$(13,501)	$(4,725)	$(8,776)	$(33,707)	$(11,798)	$(21,909)

14.   UNCONSOLIDATED SUBSIDIARY

During 2005, we entered into a strategic alliance with PharmaCare and created PDMS, which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. Our investment in PDMS was $4.8 million at June 30, 2007 and $6.0 million at December 31, 2006. Our share in the income or loss of PDMS is included in “equity in earnings of unconsolidated subsidiary.”  Our share in the net income of PDMS was $26.3 million for the six months ended June 30, 2007 and was $22.7 million for the six months ended June 30, 2006. PDMS made distributions to its owners aggregating $55.0 million during the six months ended June 30, 2007. Our share of these distributions was $27.5 million. PDMS made distributions to its owners aggregating $37.0 million during the six months ended June 30, 2006. Our share of these distributions was $18.5 million.

The condensed financial information for 100% of PDMS is as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Assets
Cash and investments	$6,525	$7,237
Other	4,246	10,234
Total Assets	$10,771	$17,471
Liabilities and Equity
Accrued expenses and other	$1,211	$5,558
Equity	9,560	11,913
Total liabilities and equity	$10,771	$17,471

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Total revenue	$27,122	$27,712	$54,268	$48,816
Total expenses	883	1,978	1,622	3,468
Income	$26,239	$25,734	$52,646	$45,348

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors and other Medicare beneficiaries. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, Oklahoma, Wisconsin and Florida. The health plans are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations (“MSO’s”) that manage that business and affiliated Independent Physician Associations (“IPA’s”). We participate in the net results derived from these affiliated IPA’s. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, are sold by our career and independent agents. We currently market PFFS products in 2,600 counties throughout 35 states.

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

Specialty Health Insurance—This segment includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States. This segment also includes certain products that we no longer sell such as long term care and major medical insurance. This segment’s products are distributed primarily by our career agents. The results for this segment for prior periods have been restated to exclude the results for PennCorp Life Canada, since it is now classified as discontinued operations.

Life Insurance and Annuity—This segment includes all of the life insurance and annuity business sold in the United States. This segment’s products include senior, traditional and universal life insurance and fixed annuities and are distributed through both independent general agents and our career agency distribution systems.

Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, agent licensing, commission payment, claims adjudication, case management, care assessment, referral to health care facilities and administration of our Part D prescription drug plans on behalf of our subsidiaries which commenced on January 1, 2006. In 2007, we began administration for private-fee-for-service business.

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

Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended June 30,
	2007		2006
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage.	$494,175	$20,348	$111,297	$10,371
Senior Market Health Insurance	165,355	11,011	173,975	8,316
Specialty Health Insurance	24,231	1,484	24,323	2,949
Life Insurance and Annuity	26,027	5,213	24,999	3,758
Senior Administrative Services	26,295	5,490	21,758	4,775
Corporate	1,255	(7,642)	135	(6,388)
Intersegment revenues	(20,443)	—	(15,610)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	(264)	(264)	48	48
Equity in (earnings) loss of unconsolidated subsidiary(2)	(13,120)	—	(12,867)	—
Total—Continuing Operations	$703,511	$35,640	$328,058	$23,829

	Six months ended June 30,
	2007		2006
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$876,191	$26,340	$202,332	$19,603
Senior Market Health Insurance	356,574	4,123	352,765	7,456
Specialty Health Insurance	48,480	4,897	49,215	4,351
Life Insurance and Annuity	51,372	8,510	50,041	4,800
Senior Administrative Services	51,860	11,327	41,962	7,202
Corporate	1,908	(15,397)	350	(11,869)
Intersegment revenues	(39,773)	—	(30,321)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	1,640	1,640	47	47
Equity in (earnings) loss of unconsolidated subsidiary(2)	(26,323)	—	(22,674)	—
Total—Continuing Operations	$1,321,929	$41,440	$643,717	$31,590

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

Identifiable assets by segment are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Senior Managed Care—Medicare Advantage	$1,094,000	$390,413
Senior Market Health Insurance	783,203	819,056
Specialty Health Insurance	507,783	527,486
Life Insurance and Annuity	707,836	731,003
Senior Administrative Services	35,087	31,326
Corporate	1,068,610	816,908
Intersegment assets(1)	(925,505)	(731,150)
Total Assets	$3,271,016	$2,585,042

(1)          Intersegment assets include the elimination of the parent holding company’s investment in its subsidiaries as well as the elimination of other intercompany balances.

16.   DISCONTINUED OPERATIONS

On December 1, 2006, the Company completed the sale of UAFC (Canada) Inc., including PennCorp Life Canada. Pursuant to the Purchase Agreement, the Company sold all of the outstanding shares of UAFC (Canada) Inc., owner of the Company’s Canadian insurance subsidiary, PennCorp Life Canada, to a venture 70% owned by La Capitale and 30% owned by GMF, for an aggregate purchase price of approximately $131 million (CAD$146 million) in cash, on the terms and conditions set forth in the Purchase Agreement (the “Sale”). The purchase price is comprised of $121.9 million (CAD $137.0 million) in cash, plus an amount equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006, approximately $8.4 million (CAD $9.9 million). Universal American has accounted for the operations of PennCorp Life Canada as discontinued operations beginning in the third quarter of 2006. All prior period amounts have been reclassified to conform to this presentation.

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

In order to mitigate the risk fluctuations in the value of the U.S. dollar as compared to the Canadian dollar between the date of the purchase agreement and the closing of the transaction, in connection with the sale of PennCorp Life Canada, on September 5, 2006, Universal American entered into a financial hedging currency collar, which set the upper value of the exchange rate at CAD$0.9124 per U.S. $1.00 and the lower value of the exchange rate at CAD$0.8900 per U.S. $1.00. The spot exchange rate was CAD$0.8993 per U.S. $1.00 at the time Universal American entered into the hedging transaction. At the closing, the spot exchange rate was CAD$0.8733 per U.S. $1.00 and the financial hedging currency collar was terminated. The resulting gain on the financial hedging currency collar on the closing date was approximately $2.2 million, which was included with the gain on the sale.

Summarized financial information for our discontinued operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenue	$—	$20,292	$—	$40,354
Total expenses	—	15,224	—	31,991
Income before provision for taxes	—	5,068	—	8,363
Provision for income taxes	—	2,320	—	3,527
Income from discontinued operations	$—	$2,748	$—	$4,836

Total assets and liabilities of PennCorp Life Canada, located entirely in Canada, are as follows:

	June 30, 2007	December 1, 2006
	(In thousands)
Assets
Cash and investments	$—	$266,607
Deferred policy acquisition costs	—	33,942
Other assets	—	19,025
Total assets	$—	$319,574
Liabilities
Policyholder liabilities	$—	$223,656
Other liabilities	—	6,385
Total liabilities	$—	$230,041

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

18.   PENDING ACQUISITION

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

To fund the cash required to close the MemberHealth Transaction and to provide Universal American with the capital it needs to support its organic growth, private equity funds operated by Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management, LLC (the successor to Capital Z Management, LLC) and Welsh, Carson, Anderson and Stowe (collectively, the “Equity Investors”), will acquire securities in Universal American valued at $20 per share. Pursuant to a Securities

Purchase Agreement (the “Stage 1 Securities Purchase Agreement”) with the Equity Investors, Universal American sold to the Equity Investors in a private placement an aggregate of 30,473 shares of Series A Preferred Stock and 19,527 shares of Series B Preferred Stock. Pursuant to a second Securities Purchase Agreement (the “Stage 2 Securities Purchase Agreement”) with the Equity Investors, Universal American will issue and sell to the Equity Investors an aggregate of 125,000 shares of Series B Preferred Stock (a portion of which may be issued to and purchased by an Equity Investor under the Stage 2 Purchase Agreement instead in the form of Series A Preferred Stock at the request of such Investor).

The total amount to be invested by the Equity Investors in accordance with the Stage 1 Securities Purchase Agreement and Stage 2 Securities Purchase Agreement will be approximately $350 million, of which $100 million was funded in the second quarter of 2007 with the balance to be funded in conjunction with the closing of the MemberHealth Transaction.

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

In connection with the MemberHealth Transaction, the Company anticipates refinancing its Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. A portion of the proceeds from the refinancing will be used to repay in full the outstanding amounts on the Amended Credit Facility and Revolving Credit Facility. The early extinguishment of this debt will trigger the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.1 million.

Although there is no assurance, we expect the MemberHealth transaction to close by the end of the third quarter. The proxy has been mailed and we are scheduled to have our shareholders’ meeting on August 23, 2007. The state insurance regulators and CMS are proceeding with their review of the transaction.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents a review of the Company as of June 30, 2007 and its results of operations for the three and six months ended June 30, 2007 and 2006. The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Policy related liabilities

We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with the assumptions we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income and shareholders’ equity.

A summary of the liabilities by category is presented in the following table:

	June 30, 2007		December 31, 2006
Liability Type	Amount	% of Total Policy Liabilities	Amount	% of Total Policy Liabilities
	($ in thousands)
Policyholder Account Balances	$461,442	29%	$485,189	37%
Future Policy Benefit Reserves:
Traditional life insurance	196,951	12%	189,243	14%
Accident and health	412,423	26%	411,254	32%
Total Future Policy Benefit Reserves	609,374	39%	600,497	46%
Policy and contract claims—Accident and Health:
Due and Unpaid Claims	142,109	9%	105,272	8%
Incurred but not reported claims (“IBNR”)	354,111	22%	96,539	8%
Total Accident and Health Claim Liabilities	496,220	31%	201,811	16%
Policy and contract claims—Life	12,343	1%	12,901	1%
Total Policy Liabilities	$1,579,379	100%	$1,300,398	100%

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

Policy and Contract Claims—Accident and Health Policies

The Policy and Contract Claims liability for our Accident and Health Policies includes a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not yet reported claims (“IBNR”). Our IBNR, by major product grouping is as follows:

	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Accident & Health Claims Liability	June 30, 2007	% of Total Policy Liabilities	December 31, 2006	% of Total Policy Liabilities	June 30, 2007	December 31, 2006
	($ In thousands)
Due & Unpaid Claims:
Medicare Part D	$56,091	4%	$44,052	4%	$28,269	$22,179
Medicare Advantage—Health Plans	64,064	4%	44,830	3%	57,315	42,865
Other—Specialty	21,954	1%	16,390	1%	9,153	4,000
Total Due & Unpaid Claims	142,109	9%	105,272	8%	94,737	69,044
IBNR:
Medicare Supplement	51,653	3%	51,860	4%	34,869	37,801
Medicare Advantage—Private Fee-For-Service	295,353	19%	32,985	3%	295,353	32,985
Other—Specialty	7,105	—%	11,694	1%	6,180	11,695
Total IBNR	354,111	22%	96,539	8%	336,402	82,481
Total Accident and Health Claim Liabilities	$496,220	31%	$201,811	16%	$431,139	$151,525

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

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Due to the significant growth in our Private fee-for-service business and the limited historical claims experience in our expansion regions, we have determined our reserve based on our pricing for the product. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our Private fee-for-service products.

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

Sensitivity Analysis

The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2007 to certain reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
	($ in thousands)
(3)%	$418	(3)%	$(17,315)
(2)%	$280	(2)%	$(11,542)
(1)%	$142	(1)%	$(5,769)
1%	$(134)	1%	$5,786
2%	$(271)	2%	$11,568
3%	$(408)	3%	$17,350

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

During the third quarter of 2006, the annual test for unlocking was performed and we determined that there were no significant changes in the actual premium rate increase experience. Accordingly, there was no prospective unlocking of assumptions for DAC for the Company’s Medicare supplement business during 2006. However, based on current premium rate trends, we believe that it is likely that unlocking will be triggered during 2007. The balance of DAC for Medicare supplement business as of June 30, 2007 was approximately $110.0 million. Should the unlocking be triggered in 2007, we anticipate the amortization subsequent to the unlocking will be slower in the initial quarters subsequent to unlocking by between $0.2 million and $0.5 million per quarter, and then it will increase.

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

At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of June 30, 2007.

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

During the six months ended June 30, 2007, we added approximately $0.6 million of valuation allowances on tax capital loss carryforwards, resulting from a portion of the tax capital loss that was generated from the sale of Peninsular during that period. As of June 30, 2007 we have $0.8 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

Medicare Advantage

We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Southeastern Texas and began offering new PFFS plans in 2 states. During 2006, we increased the marketing of PFFS plans to a total of 15 states.

For 2007, we have expanded into new markets for our Medicare HMO and PFFS plans. We currently offer our Medicare Advantage coordinated care plans in 3 new markets; Florida, north Texas and Wisconsin. Through our insurance subsidiaries American Progressive and Pyramid Life, we currently offer our PFFS products in 35 states in 2007. We incurred approximately $25 million of additional costs in order to execute these expansion initiatives during the third and fourth quarters of 2006 and the first quarter of 2007. As of August 1, 2007 our enrollment in PFFS plans has increased to approximately 200,000 members.

On June 15, 2007, CMS announced the voluntary participation by us and certain other sponsors of Medicare Advantage PFFS plans to temporarily suspend marketing activities of non-group, individual PFFS plans effective June 22, 2007 until CMS provides us with its approval that our systems and management controls meet all of the conditions specified in CMS’s 2008 Call Letter and May 25, 2007 guidance, which we call collectively, the “Conditions”. While in the process of enhancing our systems and management controls to satisfy the Conditions, Congress passed legislation for the expiration of the continuous enrollment period for PFFS on July 31, 2007, which effectively ends the 2007 PFFS selling season, except for individuals who turn 65 thereafter, and could result in a material adverse effect to our projections based upon a longer selling season. That notwithstanding, we requested CMS’s review and approval of our enhanced systems and management controls that we satisfy the Conditions and will be ready to market non-group, individual PFFS for the 2008 selling season. Subsequent to that review, CMS has notified us that we may resume the marketing of individual PFFS plans.

In addition, CMS announced that the 2008 PFFS selling season will run from November 15, 2007 through March 31, 2008, which is shorter than the 2007 selling season, which was extended by CMS beyond March 31, 2007. The shorter than anticipated 2008 selling season could have a material adverse effect on our business and results of operations.

On March 1, 2007, the Company acquired Harmony Health, Inc. (“Harmony”), a provider-owned company that operates GlobalHealth, Inc. (“GlobalHealth”), a Medicare Advantage HMO plan and commercial managed care plan in Oklahoma City, OK for $18.2 million in cash. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 4,000 Medicare Advantage members with annualized revenue of approximately $38 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, the Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

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

Medicare Supplement

Medicare supplement insurance reimburses the policyholder for certain expenses that are not covered by standard Medicare coverage such as deductibles and co-pays. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program and limit their out of pocket costs to the fixed annual premiums they pay, as opposed to the more restrictive networks that exist in Medicare Advantage healthplan markets And the co-payments and deductibles that exist in PFFS plans. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

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

Operations—Consolidated Overview

	Three months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$20,348	10,371	$26,340	$19,603
Senior Market Health Insurance(1)	11,011	8,316	4,123	7,456
Specialty Health Insurance(1)(2)	1,484	2,949	4,897	4,351
Life Insurance and Annuity(1)	5,213	3,758	8,510	4,800
Senior Administrative Services(1)	5,490	4,775	11,327	7,202
Corporate(1)	(7,642)	(6,388)	(15,397)	(11,869)
Net realized (losses) gains on investments	(264)	48	1,640	47
Income before income taxes(1)	35,640	23,829	41,441	31,590
Provision for income taxes	13,365	8,467	14,805	11,296
Income from continuing operations	22,275	15,362	26,635	20,294
Income from discontinued operations(2)	—	2,748	—	4,836
Net income	$22,275	$18,110	$26,635	$25,130
Earnings per common share (diluted):
Income from continuing operations	$0.35	$0.26	$0.43	$0.34
Income from discontinued operations	—	0.04	—	0.08
Net income	$0.35	$0.30	$0.43	$0.42

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

Three months ended June 30, 2007 and 2006

Net income for the quarter ended June 30, 2007 increased to $22.3 million, or $0.35 per diluted share, compared to $18.1 million, or $0.30 per diluted share for the second quarter of 2006. Income from continuing operations, after taxes, was $22.3 million, or $0.35 per diluted share for the second quarter of 2007 compared to income from continuing operations, after taxes, of $15.4 million, or $0.26 per diluted share for the second quarter of 2006. Income from continuing operations for 2007 includes realized investment losses, net of tax, of $0.2 million. Our effective tax rate for continuing operations was 37.5% for the second quarter of 2007, and 35.5% for the second quarter of 2006.

The second quarter of 2006 included income from discontinued operations, after taxes of $2.7 million or $0.04 per diluted share.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $20.3 million in the second quarter of 2007, an increase of $10.0 million, compared to $10.4 million for the second quarter of 2006, primarily due to growth in business.

Segment income for the second quarter of 2007 for our Senior Market Health Insurance segment increased by $2.7 million to $11.0 million, compared to the second quarter of 2006. Segment income for our Medicare Supplement business improved by $1.4 million compared to the second quarter of 2006 primarily as a result of lower levels of lapsation of our Medicare Supplement in force business, which resulted in lower amortization of deferred acquisition costs as compared to the second quarter of 2006. Segment income for our Part D business increased by $1.3 million compared to the second quarter of 2006.

Our Specialty Health Insurance segment income decreased by $1.5 million, or 50%, compared to the second quarter of 2006, primarily as the result of an adjustment to commissions during the second quarter of 2007.

Segment income from our Life Insurance and Annuity segment increased by $1.5 million, compared to the second quarter of 2006, primarily as a result of an increase in investment income and more favorable mortality.

Segment income for our Senior Administrative Services segment increased by $0.7 million, or 15%, to $5.5 million for the second quarter of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

The loss from our Corporate segment increased by $1.3 million, or 20%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due primarily to the increase in interest costs, offset by an increase in net investment income.

Six Months Ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 increased to $26.6 million, or $0.43 per diluted share, compared to $25.2 million, or $0.42 per diluted share for the first six months of 2006. Income from continuing operations, after taxes, was $26.6 million, or $0.43 per diluted share for the first six months of 2007 compared to income from continuing operations, after taxes, of $20.3 million, or $0.34 per diluted share for the first six months of 2006. Income from continuing operations for 2007 includes realized investment gains, net of tax, of $1.1 million relating primarily to the gain on the sale of Peninsular. Our effective tax rate for continuing operations was 35.7% for the first six months of 2007, and 35.8% for the first six months 2006. The effective tax rate for the first six months of 2007 includes a one-time benefit relating to state taxes of $0.7 million.

The first six months of 2006 included income from discontinued operations, after taxes of $4.8 million or $0.08 per diluted share.

Our Senior Managed Care—Medicare Advantage segment generated segment income of $26.3 million during the first six months of 2007, an increase of $6.7 million, compared to $19.6 million for the first six months of 2006, primarily due to growth in business.

Segment income for the first six months of 2007 for our Senior Market Health Insurance segment decreased by $3.3 million to $4.1 million, compared to the first six months of 2006. Results for our Medicare Supplement business declined by $4.2 million compared to the first six months of 2006 primarily as a result of the continued effect of higher levels of lapsation of our Medicare Supplement in force business, which resulted in accelerated amortization of deferred acquisition costs. A significant portion of the lapsation was attributable to the more than 16,000 Medicare Supplement policyholders who switched to our PFFS coverage (primarily during the first quarter) which generated $10.6 million of amortization of deferred acquisition costs. Income for our Part D business increased by $0.9 million compared to the first six months of 2006.

Our Specialty Health Insurance segment income increased by $0.5 million, or 13%, compared to the first six months of 2006, primarily as the result of higher net investment income, partially offset by an increase in the loss ratios for the segment.

Segment income from our Life Insurance and Annuity segment increased by $3.7 million, compared to the first six months of 2006, primarily as a result of an increase in investment income and more favorable mortality.

Segment income for our Senior Administrative Services segment increased by $4.1 million, or 57%, to $11.3 million for the first six months of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

The loss from our Corporate segment increased by $3.5 million, or 30%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due primarily to increases in interest costs, other parent company expenses, and stock-based compensation.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net premiums	$487,849	$110,036	$866,947	$199,995
Net investment and other income	6,326	1,261	9,244	2,337
Total revenue	494,175	111,297	876,191	202,332
Medical expenses	407,974	80,680	725,001	146,880
Amortization of intangible assets	889	870	1,859	1,740
Commissions and general expenses	64,964	19,376	122,991	34,109
Total benefits, claims and other deductions	473,827	100,926	849,851	182,729
Segment income	$20,348	$10,371	$26,340	$19,603

Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans that offer coverage to Medicare beneficiaries, under contracts with CMS, in Southeastern Texas, Oklahoma, Florida, Wisconsin and North Texas. The health plans are sold by our career and independent agents and directly by employee representatives. Our Medicare Advantage PFFS plans, also under a contract with CMS, are sold by our career and independent agents through American Progressive and Pyramid Life in approximately 2,500 counties across 35 states.

Three months ended June 30, 2007 and 2006

Our Senior Managed Care—Medicare Advantage segment generated segment income of $20.3 million in the second quarter of 2007, an increase of $10.0 million, compared to $10.4 million for the second quarter of 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states to 2,500 counties in 35 states.

Six months ended June 30, 2007 and 2006

Our Senior Managed Care—Medicare Advantage segment generated segment income of $26.3 million during the first six months of 2007, an increase of $6.7 million, compared to $19.6 million for the first six months of 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states to 2,500 counties in 35 states.

Healthplans

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net premiums	$130,841	$82,128	$245,473	$155,801
Net investment and other income	1,905	1,055	3,577	2,060
Total revenue	132,746	83,183	249,050	157,861
Medical expenses	103,085	60,125	189,169	114,691
Amortization of intangible assets	889	870	1,859	1,740
Commissions and general expenses	19,580	15,234	42,105	27,838
Total benefits, claims and other deductions	123,554	76,229	233,133	144,269
Segment income	$9,192	$6,954	$15,917	$13,592

Three months ended June 30, 2007 and 2006

Revenues.   Net premiums for the Healthplans increased by $48.7 million, or 59%, compared to the second quarter of 2006. Approximately $41.4 million of the increase was due to growth in membership to approximately 47,600 members from 32,900 in the second quarter of 2006. In connection with the acquisition of Harmony Health in March 2007, we acquired approximately 10,600 commercial members, which represents approximately $8.4 million of the increase in revenues and had a loss ratio of 86.8% for the second quarter of 2007. This commercial business is capitated through an arrangement with the seller, the Oklahoma City Clinic. These increases were partially offset by $1.0 million decrease in revenues due to a decrease in the average premium PMPM as a result of a change in the mix of business with the opening of our new healthplans, which have a lower premium PMPM. Net investment income increased by $0.9 million, due primarily to growth in invested assets as a result of growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $43.0 million, or 71%, compared to the second quarter of 2006. Growth in membership added approximately $29.6 million and the Harmony Health commercial business added $7.3 million. The balance of $6.1 million was due to an increase in the loss ratio due to a change in the mix of business as described previously and a modest increase in utilization of member benefits. Overall loss ratios for the healthplans increased to 78.8% for the second quarter of 2007, from 73.2% for the second quarter of 2006. The second quarter of 2007 included commerial business from the acquisition of Harmony Health. Excluding the commercial business, the loss ratio for the healthplans was 78.2%. Commissions and general expenses increased by $4.3 million compared to the second quarter of 2006, due primarily to the growth in business, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

Six months ended June 30, 2007 and 2006

Revenues.   Net premiums for the Healthplans increased by $89.7 million, or 58%, compared to the first six months of 2006. Approximately $79.6 million of the increase was due to growth in membership to approximately 47,600 members from 32,900 in the second quarter of 2006. The Harmony Health commercial business represented approximately $11.1 million of the increase in revenues and has a loss ratio of 87.4% for the six months ended June 30, 2007. These increases were partially offset by $1.1 million decrease in revenues due to a decrease in the average premium PMPM as a result of a change in the mix of business with the opening of our new healthplans, which have a lower premium PMPM. Net investment income increased by $1.5 million, due primarily to growth in invested assets as a result of growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $74.5 million, or 65%, compared to the first six months of 2006. Growth in membership added approximately $57.8 million and the Harmony

Health commercial business added $9.7 million. The balance of $7.0 million was due to an increase in the loss ratio due to a change in the mix of business as described previously. Overall loss ratios for the healthplans increased to 77.1% for the first six months of 2007, from 73.6% for the first six months of 2006, as a result of a change in the mix of business as described previously and a modest increase in utilization of member benefits. The first six months of 2007 included commerial business from the acquisition of Harmony Health. Excluding the commercial business, the loss ratio for the healthplans was 76.6%. Commissions and general expenses increased by $14.3 million compared to the first six months of 2006, due primarily to the growth in business, as well as an increase in commissions, as more of the Medicare Advantage product is being sold by our agents.

Private Fee-for-Service

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net premiums	$357,008	$27,908	$621,474	$44,194
Net investment and other income	4,421	206	5,667	277
Total revenue	361,429	28,114	627,141	44,471
Medical expenses	304,889	20,555	535,832	32,189
Commissions and general expenses	45,384	4,142	80,886	6,271
Total benefits, claims and other deductions	350,273	24,697	616,718	38,460
Segment (loss) income	$11,156	$3,417	$10,423	$6,011

Membership.   A discussion of the accounting for Medicare Advantage Policies, including PFFS, is included in Note 2 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and the limited historical experience, we recognize these timing delays and that CMS may not approve the enrollee. The results for our PFFS business are based on a membership level as of June 30, 2007 of approximately 179,000, which is approximately 10,000 members below membership level included in our administrative system, representing approximately 47,000 member months. In the succeeding quarters, we analyze the member information used in our consolidated financial statements and adjust our membership based on members subsequently approved by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as June 30, 2007 is likely to be material.

Three months ended June 30, 2007 and 2006

Revenues.   Net premiums for the Private Fee-for-service business increased by $329.1 million, or 1,179%, compared to the second quarter of 2006. Approximately $299.4 million of the increase was due to growth in membership to approximately 179,000 members from 15,000 in the second quarter of 2006. The balance of the increase of $29.7 million was due to an increase in the average premium PMPM. Net investment income increased by $4.2 million, due primarily to growth in invested assets as a result of growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $284.3 million, or 1,383%, compared to the second quarter of 2006. Growth in membership added approximately $242.4 million. The balance of $41.9 million was due to an increase in the loss ratio. Overall loss ratios increased to 85.4% for the second quarter of 2007, which includes approximately 1% benefit of positive prior period development, from

73.7% for the second quarter of 2006 primarily due to more competitively priced products. Commissions and general expenses increased by $41.2 million compared to the second quarter of 2006, due primarily to the growth in business.

Six months ended June 30, 2007 and 2006

Revenues.   Net premiums for the Private Fee-for-service business increased by $577.3 million, or 1,306%, compared to the first six months of 2006. Approximately $532.3 million of the increase was due to growth in membership. The balance of the increase of $45.0 million was due to an increase in the average premium PMPM. Net investment income increased by $5.4 million, due primarily to growth in invested assets as a result of growth in business.

Benefits, Claims and Expenses.   Medical expenses increased by $503.6 million, or 1,565%, compared to the first six months of  2006. Growth in membership added approximately $420.5 million. The balance of $83.2 million was due to an increase in the loss ratio. Overall loss ratios increased to 86.2% for the first six months of 2007 from 72.8% for the first six months of 2006 primarily due to more competitively priced products. Commissions and general expenses increased by $74.6 million compared to the first six months of 2006, due primarily to the growth in business.

Segment Results—Senior Market Health Insurance

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$247,835	$257,787	$544,424	$531,821
Ceded	(98,834)	(100,109)	(220,149)	(207,642)
Net premiums	149,001	157,678	324,275	324,179
Other Part D income (PDMS)	13,120	12,867	26,323	22,674
Net investment income	2,772	2,631	5,555	4,601
Other income	462	799	421	1,311
Total revenue	165,355	173,975	356,574	352,765
Policyholder benefits	122,614	129,155	279,516	274,733
Change in deferred acquisition costs	918	(1,713)	9,708	(4,501)
Amortization of intangible assets	784	994	1,776	2,289
Commissions and general expenses, net of allowances	30,028	37,223	61,451	72,788
Total benefits, claims and other deductions	154,344	165,659	352,451	345,309
Segment income	$11,011	$8,316	$4,123	$7,456

Our Senior Market Health Insurance segment historically has included our Medicare supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began providing prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under PDPs. We reinsure 50% of the business of our PDPs to PharmaCare Re. The total results for the segment are presented above. Results for our Medicare supplement and Part D businesses are separately presented below on a comparative basis.

Three months ended June 30, 2007 and 2006

Segment income for the second quarter of 2007 increased by $2.7 million to $11.0 million, compared to the second quarter of 2006. Income for our Medicare supplement business increased by $1.4 million compared to the second quarter of 2006 primarily as a result of lower levels of lapsation of our Medicare supplement in force business, which resulted in lower amortization of deferred acquisition costs as compared to the second quarter of 2006. Income for our Part D business increased by $1.3 million compared to the second quarter of 2006.

Six months ended June 30, 2007 and 2006

Segment income for the first six months of 2007 decreased by $3.3 million to $4.1 million, compared to the first six months of 2006. Results for our Medicare supplement business declined by $4.2 million compared to the first six months of 2006 primarily as a result of the effect of higher levels of lapsation of our Medicare supplement in force business in the first half of 2007 compared to the first half of 2006, which resulted in accelerated amortization of deferred acquisition costs. A significant portion of the lapsation was attributable to the more than 16,000 Medicare supplement policyholders who switched to our PFFS coverage (primarily during the first quarter) which generated $10.6 million of amortization of deferred acquisition costs. Income for our Part D business increased by $0.9 million compared to the first six months of 2006.

Medicare Supplement

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$106,027	$127,782	$222,298	$267,001
Ceded	(29,174)	(36,221)	(61,618)	(77,067)
Net premiums	76,853	91,561	160,680	189,934
Net investment income	1,687	1,995	3,234	3,483
Other income	457	781	400	1,276
Total revenue	78,997	94,337	164,314	194,693
Policyholder benefits	54,832	65,722	120,345	144,434
Change in deferred acquisition costs	918	(1,713)	9,708	(4,501)
Amortization of intangible assets	784	994	1,776	2,289
Commissions and general expenses, net of allowances	20,650	28,878	42,549	58,316
Total benefits, claims and other deductions	77,184	93,881	174,378	200,538
Segment (loss)	$1,813	$456	$(10,064)	$(5,845)

Three months ended June 30, 2007 and 2006

Revenues.   Net premiums for our Medicare supplement business declined by $14.7 million, or 16%, compared to the second quarter of 2006, due to the continued effect of higher lapsation of our Medicare supplement in force business, offset, in part by the effect of rate increases on the remaining in force business. We had $436.0 million of annualized premium in force at the end of the second quarter of 2007 compared to $524.9 million at the end of the second quarter of 2006.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $10.9 million, or 17%, compared to the second quarter of 2006. The reduction in business, as noted above, resulted in a reduction in benefits of $10.6 million. The decrease in the loss ratio further reduced benefits by $0.3 million to benefits compared to the second quarter of 2006. Overall loss ratios for our Medicare supplement business decreased 50 basis points to 71.3% for the second quarter of 2007 compared to 71.8% for the second quarter of 2006.

There was net amortization of deferred acquisition costs in the second quarter of 2007 compared to an increase in deferred acquisition costs in the second quarter of 2006, an increase to expense of $2.6 million.

Two factors contributed to the decrease. First, amortization increased by approximately $2.4 million, primarily as a result of higher levels of lapsation of our Medicare supplement business, compared to the second quarter of 2006. Second, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $5.0 million.

Commissions and general expenses, net of reinsurance allowances, decreased by $8.2 million, or 28%, compared to the second quarter of 2006. The following table details the components of commission and other operating expenses:

	Three months ended June 30,
	2007	2006
	(In thousands)
Commissions	$12,732	$17,312
Other operating costs	12,570	18,308
Reinsurance allowances	(4,652)	(6,742)
Commissions and general expenses, net of allowances	$20,650	$28,878

The ratio of commissions to gross premiums decreased to 12.0% for the second quarter of 2007, from 13.5% for the second quarter of 2006, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 11.9% for the second quarter of 2007, compared to 14.3% for the second quarter of 2006, primarily as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 15.9% for the second quarter of 2007 from 18.6% for the second quarter of 2006, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Six months ended June 30, 2007 and 2006

Revenues.   Net premiums for our Medicare supplement business declined by $29.3 million, compared to the first six months of 2006, due to the continued effect of higher lapsation of our Medicare supplement in force business, offset, in part by the effect of rate increases on the remaining in force business. Approximately 16,000 Medicare supplement policyholders switched to our PFFS coverage during the first six months of 2007, primarily during the first quarter. As a result of the transfer of these policyholders to our PFFS products, our annualized Medicare supplement premium in force decreased by approximately $36 million, however, our annualized Medicare Advantage PFFS premium in force increased by approximately $141 million. The average annual premium of our Medicare supplement in force business increased approximately 10.8% compared to the first six months of 2006.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $24.1 million, or 17%, compared to the first six months of 2006. The reduction in business, as noted above, resulted in a reduction in benefits of $22.2 million. The decrease in the loss ratio further reduced benefits by $1.8 million to benefits compared to the first six months of 2006. Overall loss ratios for our Medicare supplement business decreased 111 basis points to 74.9% for the first six months of 2007 compared to 76.0% for the first six months of 2006.

There was net amortization of deferred acquisition costs in the first six months of 2007 compared to an increase in deferred acquisition costs in the first six months of 2006, an increase to expense of $14.2 million. Two factors contributed to the decrease. First, amortization increased by approximately $3.2 million, primarily as a result of higher levels of lapsation of our Medicare supplement business, compared to the first six months of 2006. Second, we incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $11.0 million.

Commissions and general expenses, net of reinsurance allowances, decreased by $15.8 million, or 27%, compared to the first six months of 2006. The following table details the components of commission and other operating expenses:

	Six months ended June 30,
	2007	2006
	(In thousands)
Commissions	$25,877	$36,022
Other operating costs	26,492	36,869
Reinsurance allowances	(9,820)	(14,575)
Commissions and general expenses, net of allowances	$42,549	$58,316

The ratio of commissions to gross premiums decreased to 11.6% for the first six months of 2007, from 13.5% for the first six months of 2006, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 11.9% for the first six months of 2007, compared to 13.8% for the first six months of 2006 as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 15.9% for the first six months of 2007 from 18.9% for the first six months of 2006, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Medicare Part D

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Direct and assumed premium	$137,659	$138,701	$271,742	$259,492
Risk corridor adjustment	4,149	(8,696)	50,384	5,328
Direct and assumed premium after risk corridor adjustment	141,808	130,005	322,126	264,820
Ceded premiums	(69,660)	(63,888)	(158,531)	(130,575)
Net premiums	72,148	66,117	163,595	134,245
Other Part D income (loss)—PDMS	13,120	12,867	26,323	22,674
Total Part D revenue	85,268	78,984	189,918	156,919
Net investment and other income	1,090	654	2,342	1,153
Total revenue	86,358	79,638	192,260	158,072
Pharmacy benefits	67,783	63,433	159,171	130,299
Commissions and general expenses, net of allowances	9,377	8,345	18,902	14,472
Total benefits, claims and other deductions	77,160	71,778	178,073	144,771
Segment income	$9,198	$7,860	$14,187	$13,301

During the second quarter, CMS clarified their guidance regarding the treatment of direct and indirect remuneration (“DIR”) relative to catastrophic reinsurance claims. Previously, only rebates were net against the claim costs that were subject to the government’s catastrophic reinsurance. Pursuant to the new guidance, other DIR must also be net against those claim costs to determine the amount the government will cover. This increased claims costs, before our 50% quota share reinsurance, by approximately $14.0 million, including $11.7 million relating to 2006. The increase in claim costs was partially offset by an increase in the risk corridor adjustment due to our PDP from CMS. The net impact, after our 50% quota share reinsurance was $1.8 million, including $1.6 million relating to 2006.

Membership.   A discussion of the accounting for Part D is included in Notes 2 and 14 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. We based our membership for Part D on enrollment information provided by CMS which indicated that, as of June 30, 2007, approximately 491,000 members were enrolled in our PDPs for which we were paid by CMS, an increase of 12% over June 30, 2006 membership levels. The 2007 membership includes approximately 467,000 members in our PDPs that we participate in on a 50% basis and 24,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. The enrollment information provided by CMS for the second quarter of 2006 indicated that, as of June 30, 2006, approximately 440,000 members were enrolled in our PDPs for which we were paid by CMS, including approximately 418,000 members in our PDPs that we participate in on a 50% basis and 22,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. As a result of the continuing reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of June 30, 2007 is likely to be material.

Three months ended June 30, 2007 and 2006

Our PDP income increased by $1.3 million, or 17%, compared to the second quarter of 2006.

Revenues.   Direct and assumed premium declined by $1.0 million, or 1%, compared to the second quarter of 2006. This decline was driven by a 12% decrease in the average per member per month premium due to more competitive pricing of our PDP products partially offset by the 12% increase in member months for the quarter. The change in the government risk corridor adjustment added $12.8 million to revenue, as compared to the second quarter of 2006, primarily due to the clarification by CMS in their guidance regarding the treatment of DIR relative to the government catastrophic reinsurance claims and its impact on the risk corridor calculation. Other Part D revenue represents our share in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line in income from continuing operations. See reconciliation of segment revenues in Note 15 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Benefits, Claims and Expenses.   Pharmacy benefit increased by $4.4 million or 7% over the second quarter of 2006. The clarification of the CMS guidance added approximately $7.0 million, net of our 50% quota share reinsurance, and was offset by a higher level of rebates. The ratio of incurred prescription drug benefits to net premium for the second quarter of 2007 was 94.0% compared to 95.9% for the second quarter of 2006. Part D benefit designs result in Plans sharing in a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages. Based on the coverage provided, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the benefit ratios are partially offset as a result of the risk corridor adjustments. Commissions and general expenses increased by $1.0 million, or 12% as a result of the increase in the membership.

Six months ended June 30, 2007 and 2006

Our PDP income increased by $0.9 million, or 7%, compared to the first six months of 2006.

Revenues.   Direct and assumed premium increased by $12.3 million, or 5% over the first six months of 2006. This growth was driven by the 23% increase in member months for the first six months of 2007, partially offset by a 15% decrease in the average per member per month premium due to more competitive pricing of our PDP products. The change in the government risk corridor adjustment added $45.1 million million to revenue, as compared to the first six months of 2006, primarily, due to the clarification of the CMS guidance. Other Part D revenue represents our share in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line in income from continuing operations. See reconciliation of segment revenues in Note 15 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Benefits, Claims and Expenses.   Pharmacy benefit increased by $28.9 million or 22% over the first six months of 2006. The clarification of the CMS guidance added approximately $7.0 million, net of our 50% quota share reinsurance, and the balance of the increase was due to the increase in membership. The ratio of incurred prescription drug benefits to net premium for the first six months of 2007 was 97.3% compared to 97.1% for the first six months of 2006. Part D benefit designs result in Plans sharing in a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages. Based on the coverage provided, we anticipate that results for our Part D business will be seasonal, with higher benefit ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the benefit ratios are partially offset as a result of the risk corridor adjustments. Commissions and general expenses increased by $4.4 million, or 31% as a result of the increase in the membership.

Segment Results—Specialty Health Insurance

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$100,098	$97,534	$199,760	$189,758
Ceded	(81,311)	(77,707)	(162,036)	(149,690)
Net premiums	18,787	19,827	37,724	40,068
Net investment income	5,333	4,489	10,612	9,054
Other income	111	7	144	93
Total revenue	24,231	24,323	48,480	49,215
Policyholder benefits	15,825	16,198	33,054	34,304
Change in deferred acquisition costs	(125)	(511)	169	(1,052)
Commissions and general expenses, net of allowances	7,047	5,687	10,360	11,612
Total benefits, claims and other deductions	22,747	21,374	43,583	44,864
Segment income	$1,484	$2,949	$4,897	$4,351

Three months ended June 30, 2007 and 2006

Our Specialty Health Insurance segment income decreased by $1.5 million, or 50%, compared to the second quarter of 2006, primarily as the result of an adjustment to commissions during the second quarter of 2007.

Revenues.   Direct premium increased by $4.3 million, compared to the second quarter of 2006, as a result of an increase in premium related to the PharmaCare Re reinsurance agreement for the State of Connecticut employees. These premiums are 100% ceded, thus there is no effect on net premium. Net premiums declined by approximately $1.0 million, or 5%, compared to the second quarter of 2006, primarily as a result of a decline of $1.0 million in our U.S. fixed benefit accident and sickness line.

Net investment income increased by approximately $0.8 million, or 19%, compared to the second quarter of 2006 primarily as a result of an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $0.4 million, or 2%, compared to the second quarter of 2006, primarily as a result of the decline in premium, offset in part by an increase in the overall loss ratio for the segment to 84.2% for the second quarter of 2007 compared to 81.7% for the second quarter of 2006.

Net capitalization of deferred acquisition costs in the second quarter of 2007 decreased compared to the increase in deferred acquisition costs in the second quarter of 2006, an increase to expense of $0.4 million. This was primarily due to an increase in amortization during the second quarter of 2007 as compared to the second quarter of 2006.

Commissions and general expenses increased by $1.4 million, or 24%, compared to the second quarter of 2006, primarily as a result of an increase in commissions. During the second quarter of 2007, the Company recorded a pre-tax adjustment that increased incurred commissions by $2.1 million, as a result of an understatement of incurred commissions in the first quarter of 2007 by the same amount. The after-tax impact of the adjustment was $1.4 million. Upon the identification of the understatement, the Company took the following steps to reduce the likelihood of such understatement from occurring in the future by: (i) adding additional analytical procedures to ensure the accuracy of incurred commissions and (ii) strengthening the management review of commission trends.

The Company analyzed the impact of the understatement to determine whether it was material to the current or prior periods. The Company considered both qualitative and quantitative factors in assessing materiality in order to evaluate misstatements in financial statements.

Although there was no impact on year to date earnings for either the Company as a whole or the Specialty Health Insurance segment as a result of the adjustment, the earnings for the first quarter of 2007 were overstated and the earnings for the second quarter of 2007 are understated. However, the Company does not believe these impacts are material to the earnings trend analysis, because the pattern of earnings for the Company are heavily weighted to the second, third and fourth quarters.

Six months ended June 30, 2007 and 2006

Our Specialty Health Insurance segment income increased by $0.5 million, or 13%, compared to the first six months of 2006, primarily as the result of higher net investment income, partially offset by an increase in the loss ratios for the segment.

Revenues.   Direct premium increased by $13.2 million, compared to the first six months of 2006, as a result of an increase in premium related to the PharmaCare Re reinsurance agreement for the State of Connecticut employees. These premiums are 100% ceded, thus there is no effect on net premium. Net premiums declined by approximately $2.3 million, or 6%, compared to the first six months of 2006, primarily as a result of a decline of $2.0 million in our U.S. fixed benefit accident and sickness line and $0.5 million in our long term care line.

Net investment income increased by approximately $1.6 million, or 17%, compared to the first six months of 2006 primarily as a result of an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $1.3 million, or 4%, compared to the first six months of 2006, primarily as a result of the decline in premium, offset in part by an increase in the overall loss ratios for the segment to 87.6% for the first six months of 2007 compared to 85.6% for the first six months of 2006.

There was net amortization of deferred acquisition costs in the first six months of 2007 compared to an increase in deferred acquisition costs in the first six months of 2006, an increase to expense of $1.2 million. This was primarily due to an increase in net amortization during the first six months of 2007 as compared to the first six months of 2006.

Commissions and general expenses decreased by $1.3 million, or 11%, compared to the first six months of 2006, primarily as a result of lower general expenses.

Segment Results—Life Insurance and Annuity

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$19,910	$19,385	$39,150	$38,582
Ceded	(5,077)	(4,268)	(9,734)	(8,093)
Net premiums	14,833	15,117	29,416	30,489
Net investment income	10,835	9,815	21,517	19,396
Other income	359	67	439	156
Total revenue	26,027	24,999	51,372	50,041
Policyholder benefits	9,229	10,210	19,061	21,530
Interest credited to policyholders	4,323	4,740	9,028	9,210
Change in deferred acquisition costs	971	(2,183)	2,111	(2,933)
Amortization of intangible assets	88	122	122	198
Commissions and general expenses, net of allowances	6,203	8,352	12,540	17,236
Total benefits, claims and other deductions	20,814	21,241	42,862	45,241
Segment income	$5,213	$3,758	$8,510	$4,800

Three months ended June 30, 2007 and 2006

Segment income from our Life Insurance and Annuity segment increased by $1.5 million, compared to the second quarter of 2006, primarily as a result of an increase in investment income and more favorable mortality.

Revenues.   Net premiums for the segment decreased by $0.3 million, or 2%, compared to the second quarter of 2006, primarily as a result of the decline of $0.4 million in our traditional life business due to the sale, in 2006, of our group life insurance business.

Since September 30, 2006, we are no longer issuing annuity product as we continue to focus more on providing health insurance alternatives to the growing senior market. Our agents sold $7.7 million of fixed annuities during the second quarter of 2006. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

Net investment income increased by approximately $1.0 million, or 10%, compared to the second quarter of 2006, primarily as a result of an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $1.0 million, or 10%, compared to the second quarter of 2006. The decline in business reduced policyholder benefits by approximately $0.2 million and claim costs were lower by approximately $0.8 million as a result of more favorable mortality in the second quarter of 2007 compared to the second quarter of 2006. There was net amortization of deferred acquisition costs in the second quarter of 2007 compared to an increase in deferred acquisition costs in the second quarter of 2006, an increase to expense of $3.2 million. This was primarily due to lower production of new life insurance and annuity business during the second quarter of

2007, resulting in a lower level of acquisition costs to capitalize, partially offset by lower amortization on a smaller block of business, as compared to the second quarter of 2006. Commissions and general expenses, net of allowances decreased by $2.2 million, or 26%, compared to the second quarter of 2006, primarily due to the lower production levels of new life insurance an annuity business, as noted above.

Six months ended June 30, 2007 and 2006

Segment income from our Life Insurance and Annuity segment increased by $3.7 million, compared to the first six months of 2006, primarily as a result of an increase in investment income and more favorable mortality.

Revenues.   Net premiums for the segment decreased by $1.1 million, or 4%, compared to the first six months of 2006, primarily as a result of the decline of $1.1 million in our traditional life business due to the sale, in 2006, of our group life insurance business.

Since September 30, 2006, we are no longer issuing annuity product as we continue to focus more on providing health insurance alternatives to the growing senior market. Our agents sold $18.5 million of fixed annuities during the first six months of 2006. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

Net investment income increased by approximately $2.1 million, or 11%, compared to the first six months of 2006, primarily as a result of an increase in portfolio yields.

Benefits, Claims and Expenses.   Policyholder benefits incurred declined by $2.5 million, or 12%, compared to the first six months of 2006. The decline in business reduced policyholder benefits by approximately $0.8 million and claim costs were lower by approximately $1.7 million as a result of more favorable mortality in the first six months of 2007 compared to the first six months of 2006. There was net amortization of deferred acquisition costs in the first six months of 2007 compared to an increase in deferred acquisition costs in the first six months of 2006, an increase to expense of $5.0 million. This was primarily due to lower production of new life insurance and annuity business during the first six months of 2007, resulting in a lower level of acquisition costs to capitalize, partially offset by lower amortization on a smaller block of business, as compared to the first six months of 2006. Commissions and general expenses, net of allowances decreased by $4.7 million, or 27%, compared to the first six months of 2006, primarily due to the lower production levels of new life insurance an annuity business, as noted above.

Segment Results—Senior Administrative Services

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Affiliated fee revenue
Medicare supplement	$5,772	$6,905	$12,227	$14,627
Part D	6,133	5,970	12,335	9,899
Private Fee-for-service	4,615	—	7,711	—
Long term care	576	765	1,199	1,520
Life insurance	476	524	950	1,065
Other	2,099	645	4,079	1,426
Total affiliated revenue	19,671	14,809	38,501	28,537
Unaffiliated fee revenue
Medicare Advantage	2,587	2,302	5,066	4,073
Medicare supplement	1,461	1,734	3,016	3,591
Long term care	1,720	1,963	3,592	3,990
Non-insurance products	416	365	807	644
Part D	399	402	796	730
Other	41	183	82	397
Total unaffiliated revenue	6,624	6,949	13,359	13,425
Total revenue	26,295	21,758	51,860	41,962
Amortization of present value of future profits	110	123	220	246
General expenses	20,695	16,860	40,313	34,514
Total expenses	20,805	16,983	40,533	34,760
Segment income	$5,490	$4,775	$11,327	$7,202

Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer. These fees amounted to $0.6 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively and $1.3 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. These fees, together with the affiliated revenue, were eliminated in consolidation.

Three months ended June 30, 2007 and 2006

Segment income for our Senior Administrative Services segment increased by $0.7 million, or 15%, to $5.5 million for the second quarter of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

Revenue increased by $4.5 million, or 21%, during the second quarter of 2007 compared to the second quarter of 2006. Affiliated service fee revenue increased by $4.9 million primarily as a result the growth in fees for the administration of our Private fee-for-service business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada and was offset by the decline in fees for the administration of our Medicare Supplement business. Unaffiliated service fee revenue decreased by $0.3 million, due primarily to a reduction in services performed for unaffiliated Medicare supplement and Long term care business, partially offset by an increase in additional administrative services performed for unaffiliated clients for Medicare Advantage business. General expenses for the segment increased by $3.8 million, or 23%, primarily attributed to the growth of the affiliated PFFS and Part D business.

Six months ended June 30, 2006 and 2007

Segment income for our Senior Administrative Services segment increased by $4.1 million, or 57%, to $11.3 million for the first six months of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

Revenue increased by $9.9 million, or 24%, during the first six months of 2007 compared to the first six months of 2006. Affiliated service fee revenue increased by $10.0 million primarily as a result the growth in fees for the administration of our Private fee-for-service business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada and was offset by the decline in fees for the administration of our Medicare Supplement business. Unaffiliated service fee revenue decreased by $0.1 million, due primarily to a reduction in services performed for unaffiliated Medicare supplement and Long term care business, partially offset by an increase in additional administrative services performed for unaffiliated clients for Medicare Advantage business. General expenses for the segment increased by $5.8 million, or 17%, primarily attributed to the growth of the affiliated PFFS and Part D business.

Segment Results—Corporate

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest	$4,924	$3,186	$8,363	$6,228
Amortization of capitalized loan origination fees	288	229	568	458
Stock-based compensation expense	971	780	2,107	1,495
Other parent company expenses, net of revenues	1,459	2,193	4,359	3,688
Segment loss	$7,642	$6,388	$15,397	$11,869

Three months ended June 30, 2007 and 2006

The loss from our Corporate segment increased by $1.3 million, or 20%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due primarily to the increase in interest costs, offset by an increase in net investment income. Our combined outstanding debt increased by $94.7 million to $262.9 million at June 30, 2007 from $168.2 million at June 30, 2006. The weighted average interest rate on our loan payable was 7.1% for the three months ended June 30, 2007 compared to 7.2% for the three months ended June 30, 2006. The weighted average interest rate on our other long term debt was 7.8% for each of the three months ended June 30, 2007 and 2006. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt. Revenues at the Corporate segment, primarily net investment income, increased to $1.3 million for the three months ended June 30, 2007 from $0.1 million for the three months ended June 30, 2006 as a result of the capital raised from the issuance of debt and equity during 2007, that was retained at the parent company during the period and not yet used to fund the capital needs of the insurance subsidiaries.

Six months ended June 30, 2007 and 2006

The loss from our Corporate segment increased by $3.5 million, or 30%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due primarily to increases in interest costs, other parent company expenses, and stock-based compensation. The increase in interest costs was due primarily to the increase in the outstanding debt, as noted above. See “Liquidity and Capital Resources” for additional information regarding our loan payable and other long term debt. Other parent company expenses increased as a result of costs associated with our Board of Director’s review of the proposed buyout offer, as well as an increase in management bonuses over the prior year. The increase in stock-based compensation was due primarily to the advance in the timing of the annual awards to February in 2007 from April in 2006.

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

To provide the cash and capital for our insurance company subsidiaries to support our growth and expansion initiatives in Medicare Advantage, we have used the proceeds from the sale of our Canadian operations and, in March 2007, we issued $50 million of trust preferred securities. There can be no assurance as to our continued ability to access funds though the capital markets to support our growth and expansion initiatives.

Amended Credit Agreement

In connection with the acquisition of Heritage on May 28, 2004, the Company amended its existing credit agreement by increasing the facility to $120 million from $80 million (the “Amended Credit Agreement”), including an increase in the term loan portion to $105 million from $36.4 million (the balance outstanding at May 28, 2004) and maintaining the $15 million revolving loan facility. None of the revolving loan facility was drawn as of June 30, 2007. Under the Amended Credit Agreement, the spread over LIBOR was reduced to 225 basis points from 275 basis points. Effective July 1, 2007, the interest rate on the term loan was 7.6%. Principal repayments are scheduled at $5.3 million per year over a five-year period with a final payment of $80.1 million due upon maturity on March 31, 2009. The Company pays an annual commitment fee of 50 basis points on the unutilized revolving loan facility. Please refer to our 2006 Annual Report on Form 10-K for certain information regarding the terms of the Amended Credit Agreement.

On March 22, 2007, the Company requested and received an amendment to each of the Amended Credit Facility and the Revolving Credit Facility incorporating the issuance of an additional series of trust preferred securities and raising the mandatory payment threshold.

The Company made regularly scheduled principal payments of $2.6 million during the six months ended June 30, 2007 and $2.6 million during the six months ended June 30, 2006 in connection with its credit facilities.

The following table shows the schedule of principal payments (in thousands) remaining on our Amended Credit Agreement, with the final payment in March 2009:

2007 (remainder of the year)	$2,625
2008	5,250
2009	80,063
$87,938

On January 18, 2007, the Company entered into a new short-term revolving credit facility of $50.0 million (the ‘Revolving Credit Facility”). On March 13, 2007, the Company drew down all $50.0 million of the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of September 30, 2007 and bears interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate was 6.1%. On July 18, 2007, the Company fully paid off the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

The Company paid interest of $4.2 million during the six months ended June 30, 2007 and $3.4 million during the six months ended June 30, 2006 in connection with its credit facilities. Due to the variable interest rate for this Credit Agreement, the Company would be subject to higher interest costs if short-term interest rates rise.

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

We issued $50.0 million of trust preferred securities in late March 2007 at a fixed interest rate of 7.7% pursuant to terms similar to our other trust preferred securities. Please refer to our 2006 Annual Report onf Form 10-K and Current Report on Form 8-K dated March 22, 2007 for certain information regarding the terms of the Junior Subordinated Debt.

Separate subsidiary trusts of our parent holding company (the “Trusts”) have issued a combined $125.0 million in thirty year trust preferred securities (the “Capital Securities”) as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of June 30, 2007
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.4%
May 2033	15,000	Floating	420		9.6%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
March 2037	50,000	Fixed/Floating	275	(4)	7.7%
	$125,000

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

We paid $3.8 million in interest in connection with the Junior Subordinated Debt during the three months ended June 30, 2007, and $2.8 million during the three months ended June 30, 2006.

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

•       the expected cash flows of our senior managed care company; and

•       surplus note principal and interest payments from American Exchange and Pyramid.

In addition, we have access to funds under existing credit facilities. We have $15.0 million available under the revolving portion of our Amended Credit Agreement. In March of 2007, we drew down all $50 million available under our short-term Revolving Credit Facility in anticipation of our capital needs to support the growth of our business, however, we repaid the entire $50.0 million balance on July 18, 2007, when it was determined that it was not immediately needed.

We also have the ability, from time to time, to access the capital markets for additional capital. In March 2007 we issued $50 million of trust preferred securities. In addition, in connection with the May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth (see Note 18—Subsequent Event of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), we have signed stock purchase agreements with certain private equity investment funds to issue preferred securities totaling $350 million at $20 per common equivalent share. We issued $100 million of these preferred securities during the second quarter of 2007. There can be no assurance as to our actual future cash flows, from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives.

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

Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.   Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of June 30, 2007, the principal amount of the surplus note was $22.5 million. The note bears interest to our parent holding company at LIBOR plus 250 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $5.0 million during the six months ended June 30, 2007 and $7.5 million during the six months ended June 30, 2006. American Exchange paid interest on the surplus note of $1.1 million during the six months ended June 30, 2007 and $1.4 million during the six months ended June 30, 2006.

On June 29, 2007, Pyramid issued a $30.0 million surplus note payable to our holding company. The note is repayable through annual principal payments beginning March 29, 2009, based on a schedule, provided that capital and surplus are sufficient to maintain risk based capital levels of 450% or greater. The surplus note can be pre-paid to the extent that Pyramid’s risk based capital levels exceed 450%. The note bears interest to our parent holding company at a fixed rate of 7.7% for the term of the note.

Our parent holding company made capital contributions to American Exchange amounting to $64.0 million during the first six months of 2007. American Exchange made capital contributions of $32.0 million to American Progressive and $32.0 million to Pyramid during the first six months of 2007.

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

Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders’ confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2007 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $30 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

At June 30, 2007, we held cash and cash equivalents totaling $807 million and fixed maturity securities that could readily be converted to cash with carrying values (and fair values) of $1.2 billion. In addition, our insurance company subsidiaries have cash totaling approximately $226 million for the operation of our PDPs that cannot be used for other lines of business or general corporate purposes.

The net yields on our cash and invested assets was 5.1% for the six months ended June 30, 2007, and for the six months ended June 30, 2006. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries’ operations. Each of our insurance subsidiaries’ statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners (“NAIC”) imposes regulatory risk-based capital (“RBC”) requirements on life insurance enterprises. At June 30, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the “authorized control level”. The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $372.6 million at June 30, 2007 and $242.9 million at December 31, 2006. For the six months ended June 30, 2007, our U.S. insurance subsidiaries generated a statutory net income of $38.8 million. For the six months ended June 30, 2006, our U.S. insurance subsidiaries generated statutory net income of $9.2 million.

Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At June 30, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the “authorized control level”. The statutory capital and surplus for our health plan affiliates was $57.3 million at June 30, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $9.0 million for the six months ended June 30, 2007 and $7.7 million for the six months ended June 30, 2006.

Investments

Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of three investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolio of Pyramid Life, and certain floating rate portfolios, which are managed by Hyperion Capital. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of “BBB-” (Standard & Poor’s Corporation), “Baa3” (Moody’s Investor Service) or higher. As of June 30, 2007, we held approximately $163 million of securities with exposure to sub-prime mortgages, representing approximately 7% of our cash and invested assets. Approximately $13 million of these securities were sold during July, 2007. The collateral for these securities are substantially all first lien mortgages. These securities have an average S&P rating of AA+ and none of these securities have experienced credit downgrades.

As of June 30, 2007, approximately 99% of our fixed maturity investments had investment grade ratings from Standard & Poor’s Corporation or Moody’s Investor Service. There were no non-income producing fixed maturities as of June 30, 2007. During the six months ended June 30, 2007 and 2006, we did not write down the value of any fixed maturity securities. A write-down of the value of a fixed maturity security would represent our estimate of an other than temporary decline in value and would be included in net realized gains and losses on investments in our consolidated statements of operations.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2007, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $44 million and a 200 basis point increase in market interest rates would result in $89 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $44 million and a 200 basis point decrease in market interest rates would result in a $85 million increase.

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

The sensitivity analysis of interest rate risk assumes scenarios with increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2007, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June30, 2007
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	7.27%	$120.0	$1.2	$0.6	$(0.6)	$(1.2)
Other long term debt	9.53%	$25.0	0.3	0.1	(0.1)	(0.3)
Total			$1.5	$0.77	$(0.7)	$(1.5)

As noted above, we have fixed the interest rate on $100 million of our $263 million of total debt outstanding, leaving $163 million of the debt exposed to rising interest rates. As of June 30, 2007 we had approximately $807 million of cash and cash equivalents (excluding cash for the operation of our PDPs). We anticipate that the net investment income from our cash and cash equivalents will be positively impacted by rising interest rates and will mitigate the negative impact of rising interest rates on our debt.

The magnitude of changes reflected in the above analysis regarding interest rates should, in no manner, be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

On July 18, 2007, we fully paid off the $50.0 million balance on our short term revolving credit facility, that is include in the Loan Payable in the analysis above. Additionally, it is likely that we will refinance our loan payable in connection with the MemberHealth Transaction. See Note 18—Pending Acquisition included in the Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q for additional information on this transaction.

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

Evaluation of Effectiveness of Controls

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

Please see Note 12—Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Part I- Item 1 of this Form 10-Q, which is incorporated into this Part II—Item 1—Legal Proceedings by reference, for information relating to litigation affecting the Company.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described in the Current Report on Form 8-K dated August 8, 2007 and under the caption “Part I- Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the occurrence of any of which could materially adversely affect our business, prospects, financial condition or results of operations. We also could be materially adversely affected by additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2007–April 30, 2007	—	—	—	984,472
May 1, 2007–May 31, 2007	—	—	—	984,472
June 1, 2007–June 30, 2007	—	—	—	984,472
Total	—		—

Recent Sales of Unregistered Securities

None, except as previously disclosed on Forms 8-K.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the second quarter of 2007.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

Universal American had elected to postpone its previously announced Annual Meeting of Stockholders, as a result of the proposed MemberHealth Transaction. The Annual Meeting of Stockholders is now scheduled for Thursday, August 26, 2007.

ITEM 6—EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).
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

3.4

Certificate of Amendment to Universal American’s Certificate of Incorporation for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).

3.5

Certificate of Amendment to Universal American’s Certificate of Incorporation for the Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).

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

4.5

Guarantee Agreement, dated as of March 22, 2007, by Universal American Financial Corp., as Guarantor, and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 22, 2007, and incorporated herein by reference).

4.6

Indenture, dated as of March 22, 2007, between Universal American Financial Corp. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Debentures Due 2037 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007, and incorporated herein by reference).

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
10.7

Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-120190) filed on November 3, 2004, and incorporated herein by reference).

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

10.18

Fourth Amendment dated March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.19

First Amendment dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.20

Stage 1 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).

10.21

Stage 2 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).

10.22

Fifth Amendment to Amended and Restated Credit Agreement dated as of May 7, 2007, among Universal American Financial Corp., the Banks party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 15, 2007, and incorporated by reference herein).

10.23

Second Amendment to Credit Agreement dated as of May 7, 2007, among Universal American Financial Corp., the Banks party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-11321) dated May 15, 2007, and incorporated by reference herein).

10.24

Fourth Amendment dated March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent.

10.25

First Amendment dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer.

11.1*	Statement re Computation of per share Earnings (contained in the Consolidated Statements of Operations in this Report).
23.1	Consent of Dechert LLP (filed as Exhibit 23.1 to the Registrant’s Form S-4, dated July 17, 2007, and incorporated herein by reference).
23.2	Consents of Ernst & Young LLP and Grant Thornton LLP (filed as Exhibit 23.2 to the Registrant’s Form S-4, dated July 17, 2007, and incorporated herein by reference).
24.1	Powers of Attorney (filed as Exhibit 24.1 to the Registrant’s Form S-4, dated July 17, 2007, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
August 9, 2007	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chief Executive Officer
August 9, 2007	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)