Form 10-Q
period 2007-09-30
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2007-11-09
CIK 709878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-11321

UNIVERSAL AMERICAN FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2580136 (I.R.S. Employer Identification No.)
Six International Drive, Suite 190, Rye Brook, New York 10573 (Address of principal executive offices and zip code)
(914) 934-5200 (Registrant's telephone number, including area code)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

        As of October 30, 2007, 74,390,437 shares of the registrant's common stock were issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I	Financial Information
1	Financial Statements (unaudited):
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations—Three Months	5
	Consolidated Statements of Operations—Nine Months	6
	Consolidated Statements of Stockholders' Equity and Comprehensive Income	7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
3	Quantitative and Qualitative Disclosures About Market Risk	75
4	Controls and Procedures	76
PART II	Other Information
1	Legal Proceedings	78
1A	Risk Factors	78
2	Unregistered Sales of Equity Securities and Use of Proceeds	78
3	Defaults Upon Senior Securities	78
4	Submission of Matters to a Vote of Security Holders	78
5	Other Information	80
6	Exhibits	80
	Signatures	84

        As used in this Quarterly Report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Financial Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this Quarterly Report on Form 10-Q, including, but not limited to, those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and certain oral statements made from time to time by our representatives may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements relating to the identification of acquisition candidates and the completion of transactions with them, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that we will achieve our expectations. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 1A "Risk Factors" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Current Report on Form 8-K dated November 9, 2007 and Item 1 "Business", Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as other reports that we file with the Securities and Exchange Commission. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments (Note 6):
Fixed maturities available for sale, at fair value (amortized cost: 2007, $1,175,262; 2006, $1,110,323)	$1,152,851	$1,112,086
Policy loans	21,486	22,032
Other invested assets	1,506	1,725

Total investments	1,175,843	1,135,843
Cash and cash equivalents (Note 2)	993,535	542,130
Accrued investment income	12,229	12,927
Deferred policy acquisition costs	252,043	262,144
Amounts due from reinsurers	315,723	293,350
Due and unpaid premiums	163,937	11,043
Present value of future profits and other amortizing intangible assets (Note 5)	216,463	54,738
Goodwill and other indefinite lived intangible assets (Note 5)	547,308	71,332
CMS contract deposits for amounts not at risk (Note 2)	102,856	—
Other Part D receivables (Note 2)	214,115	85,871
Advances to agents	58,604	48,912
Other assets	115,117	66,752

Total assets	$4,167,773	$2,585,042

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances (Note 2)	$447,310	$485,189
Reserves for future policy benefits	613,825	600,497
Policy and contract claims—life	11,635	12,901
Policy and contract claims—health	759,080	201,811
Advance premium	33,137	26,120
CMS contract deposits for amounts not at risk (Note 2)	21,903	134,184
Loan payable (Note 10)	350,000	90,563
Other long term debt (Note 11)	125,000	75,000
Amounts due to reinsurers	168,480	100,397
Income taxes payable	39,611	20,502
Deferred income tax liability	36,286	19,573
Other Part D liabilities	122,496	106,599
Other liabilities	146,975	87,797

Total liabilities	2,875,738	1,961,133

Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY (Note 7)
Preferred stock (Authorized: 3 million shares):
Series A (Designated: 300 thousand shares, issued: 2007, 47,105 shares)	47	—
Series B (Designated: 300 thousand shares, issued: 2007, 127,895 shares)	128	—
Common stock—voting (Authorized: 200 million shares, issued: 2007, 74.6 million shares; 2006, 59.9 million shares)	746	599
Common stock—non voting (Authorized: 30 million shares)	—	—
Additional paid-in capital	878,931	252,542
Accumulated other comprehensive (loss) income (Notes 7 and 14)	(12,492)	1,883
Retained earnings	433,291	379,511
Less: Treasury stock (2007, 0.6 million shares; 2006, 0.7 million shares)	(8,616)	(10,626)

Total stockholders' equity	1,292,035	623,909

Total liabilities and stockholders' equity	$4,167,773	$2,585,042

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

(In thousands, per share amounts in dollars)

	2007	2006
Revenues:
Direct premium and policyholder fees earned	$870,781	$466,714
Reinsurance premiums assumed	8,296	7,694
Reinsurance premiums ceded	(174,866)	(173,141)

Net premiums and policyholder fees earned	704,211	301,267
Net investment income	28,383	19,578
Fee and other income	6,088	7,304
Net realized losses on investments	(519)	(26)

Total revenues	738,163	328,123

Benefits, Claims and Expenses:
Claims and other benefits	569,416	212,773
Increase in reserves for future policy benefits	1,808	1,913
Interest credited to policyholders	4,265	4,503
Change in deferred acquisition costs	1,763	(3,863)
Amortization of intangible assets (Note 5)	2,382	1,810
Commissions	42,928	28,566
Reinsurance commission and expense allowances	(18,116)	(18,199)
Interest expense	4,869	3,670
Early extinguishment of debt (Note 10)	913	—
Other operating costs and expenses	97,803	68,210

Total benefits, claims and other deductions	708,031	299,383

Income from continuing operations, before equity in earnings of unconsolidated subsidiary	30,132	28,740
Equity in earnings of unconsolidated subsidiary (Note 15)	12,788	13,971

Income from continuing operations, before income taxes	42,920	42,711
Provision for income taxes	15,775	15,983

Income from continuing operations	27,145	26,728
Discontinued Operations (Note 17):
Income from discontinued operations, net of income taxes	—	3,474

Net income	$27,145	$30,202

Earnings per common share:
Basic:
Income from continuing operations	$0.40	$0.46
Income from discontinued operations	—	0.06

Net income	$0.40	$0.52

Diluted:
Income from continuing operations	$0.40	$0.44
Income from discontinued operations	—	0.06

Net income	$0.40	$0.50

Weighted average shares outstanding:
Weighted average common equivalent of preferred shares outstanding	6,222,826	—
Weighted average common shares outstanding	61,717,248	59,191,384
Less weighted average treasury shares	(578,045)	(707,648)

Basic weighted shares outstanding	67,362,029	58,483,736
Effect of dilutive securities	1,293,286	1,434,330

Diluted weighted shares outstanding	68,655,315	59,918,066

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(In thousands, per share amounts in dollars)

	2007	2006
Revenues:
Direct premium and policyholder fees earned	$2,524,652	$1,412,205
Reinsurance premiums assumed	24,942	24,240
Reinsurance premiums ceded	(587,202)	(540,440)

Net premiums and policyholder fees earned	1,962,392	896,005
Net investment income	77,362	55,244
Fee and other income	19,217	20,570
Net realized gains on investments	1,122	21

Total revenues	2,060,093	971,840

Benefits, Claims and Expenses:
Claims and other benefits	1,622,082	684,342
Increase in reserves for future policy benefits	5,594	7,820
Interest credited to policyholders	13,292	13,713
Change in deferred acquisition costs	13,922	(12,350)
Amortization of intangible assets (Note 5)	6,364	6,288
Commissions	121,718	90,533
Reinsurance commission and expense allowances	(54,739)	(55,307)
Interest expense	13,232	9,898
Early extinguishment of debt (Note 10)	913	—
Other operating costs and expenses	272,465	189,248

Total benefits, claims and other deductions	2,014,843	934,185

Income from continuing operations, before equity in earnings of unconsolidated subsidiary	45,250	37,655
Equity in earnings of unconsolidated subsidiary (Note 15)	39,111	36,645

Income from continuing operations, before income taxes	84,361	74,300
Provision for income taxes	30,581	27,278

Income from continuing operations	53,780	47,022
Discontinued Operations (Note 17):
Income from discontinued operations, net of income taxes	—	8,311

Net income	$53,780	$55,333

Earnings per common share:
Basic:
Income from continuing operations	$0.85	$0.81
Income from discontinued operations	—	0.14

Net income	$0.85	$0.95

Diluted:
Income from continuing operations	$0.84	$0.78
Income from discontinued operations	—	0.14

Net income	$0.84	$0.92

Weighted average shares outstanding:
Weighted average common equivalent of preferred shares outstanding	2,939,560	—
Weighted average common shares outstanding	60,615,832	59,121,776
Less weighted average treasury shares	(620,709)	(718,677)

Basic weighted shares outstanding	62,934,683	58,403,099
Effect of dilutive securities	1,312,645	1,482,847

Diluted weighted shares outstanding	64,247,328	59,885,946

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
2006
Balance, January 1, 2006	$—	$—	$590	$242,433	$39,896	$260,205	$(11,240)	$531,884
Net income	—	—	—	—	—	55,333	—	55,333
Other comprehensive loss (Note 14)	—	—	—	—	(543)	—	—	(543)

Comprehensive income	—	—						54,790

Issuance of stock (Note 7)	—	—	2	2,050	—	—	—	2,052
Stock-based compensation (Note 8)	—	—	—	2,456	—	—	—	2,456
Treasury shares purchased, at cost (Note 7)	—	—	—	—	—	—	(209)	(209)
Treasury shares reissued (Note 7)	—	—	—	22	—	—	821	843

Balance, September 30, 2006	$—	$—	$592	$246,961	$39,353	$315,538	$(10,628)	$591,816

2007
Balance, January 1, 2007	$—	$—	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909
Net income	—	—	—	—	—	53,780	—	53,780
Other comprehensive loss (Note 14)	—	—	—	—	(14,375)	—	—	(14,375)

Comprehensive income	—	—	—	—	—	—	—	39,405

Issuance of stock (Note 7)	47	128	5	339,066	—	—	—	339,246
Acquisition of MemberHealth (Note 4)			142	283,358				283,500
Stock-based compensation (Note 8)	—	—	—	3,356	—	—	—	3,356
Treasury shares reissued (Note 7)	—	—	—	609	—	—	2,010	2,619

Balance, September 30, 2007	$47	$128	$746	$878,931	$(12,492)	$433,291	$(8,616)	$1,292,035

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$53,780	$55,333
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired or sold:
Income from discontinued operations	—	(8,311)
Equity in earnings of unconsolidated subsidiary	(39,111)	(36,645)
Distribution from unconsolidated subsidiary	40,500	30,500
Deferred income taxes	(173)	(1,884)
Realized gains on investments	(1,122)	(21)
Amortization of present value of future profits and other intangibles	6,364	6,288
Net amortization of bond premium	1,132	1,688
Change in deferred policy acquisition costs	13,922	(12,350)
Change in reserves for future policy benefits	13,328	7,827
Change in policy and contract claims payable	255,648	60,470
Change in reinsurance balances	(16,305)	27,944
Change in advance and due premium, net	(10,723)	(1,820)
Change in income taxes payable (receivable)	18,601	6,775
Change in other Part D receivables	1,366	(89,323)
Change in other Part D liabilities	15,897	31,941
Advances to agents, net	(9,692)	—
Other, net	7,773	8,640

Cash from operating activities—continuing operations	351,155	87,052
Cash from operating activities—discontinued operations	—	10,411

Cash from operating activities	351,155	97,463

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	225,844	70,979
Cost of fixed maturities purchased	(295,686)	(89,798)
Proceeds from sale of subsidiary, net of cash sold (Note 18)	5,102	—
Purchase of business, net of cash acquired	(301,325)	(10,407)
Purchase of fixed assets	(7,417)	(10,249)
Other investing activities	938	956

Cash from investing activities—continuing operations	(372,544)	(38,519)
Cash from investing activities—discontinued operations	(19,836)	(4,562)

Cash used for investing activities	(392,380)	(43,081)

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock	339,246	2,053
Cost of treasury stock purchases	—	(209)
Receipts from CMS contract deposits	571,210	663,054
Withdrawals from CMS contract deposits	(683,491)	(507,697)
Deposits and interest credited to policyholder account balances	14,745	37,803
Surrenders and other withdrawals from policyholder account balances	(52,622)	(39,805)
New debt issued, net of issue costs	444,105	—
Principal repayment on loan payable	(140,563)	(3,938)

Cash from financing activities—continuing operations	492,630	151,261
Cash from financing activities—discontinued operations	—	—

Cash from financing activities	492,630	151,261

Net increase in cash and cash equivalents	451,405	205,643
Cash and cash equivalents at beginning of year	542,130	138,899

Cash and cash equivalents at end of period	993,535	344,542
Less cash and cash equivalents of discontinued operations at end of period	—	3,445

Cash and cash equivalents of continuing operations at end of period	$993,535	$341,097

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Financial Corp. ("we," "our," "us," the "Company," or "Universal American") is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Canada and Puerto Rico. The principal insurance products currently sold by the Company are Medicare Advantage private fee-for-service plans ("PFFS"), Medicare prescription drug benefit plans ("PDPs"), Medicare supplement, fixed benefit accident and sickness disability insurance and senior life insurance. The Company distributes these products through an independent general agency system and a career agency system. The career agents sell for Pennsylvania Life Insurance Company ("Pennsylvania Life") and The Pyramid Life Insurance Company ("Pyramid Life") while the independent general agents sell for American Pioneer Life Insurance Company ("American Pioneer"), American Progressive Life & Health Insurance Company of New York ("American Progressive"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and Union Bankers Insurance Company ("Union Bankers").

        In 2006, we began offering PDPs pursuant to Medicare Part D ("Part D") through Pennsylvania Life and American Progressive, in connection with a strategic alliance with PharmaCare Management Services, Inc. ("PharmaCare"), a third party pharmacy benefits manager ("PBM") and wholly-owned subsidiary of CVS Caremark Corporation ("CVS").

        The Company operates Medicare Advantage health plans in Texas through SelectCare of Texas, L.L.C. and SelectCare HealthPlans, Inc. (d/b/a Texas First Health Plans), in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. ("GlobalHealth") and in Florida through American Pioneer HealthPlans, Inc. and our Medicare Advantage private fee-for-service plans ("PFFS") through American Progressive and Pyramid Life.

        CHCS Services, Inc. ("CHCS"), the Company's administrative services company, acts as a service provider for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        On September 21, 2007, the Company completed its acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager and sponsor of Community CCRxSM, a national Medicare Part D plan with more than 1.1 million members. Effective on the date of the acquisition, all of the PDP business of MemberHealth, Inc. except New York business was transferred into Pennsylvania Life and the New York PDP business was transferred into American Progressive. In connection with this acquisition, MemberHealth, Inc. was converted into a limited liability company and renamed MemberHealth, L.L.C.. See Note 4—Business Combinations.

        On December 1, 2006, the Company completed the sale of PennCorp Life Insurance Company ("PennCorp Life Canada"), its Canadian subsidiary. Consequently, the Company has accounted for the operations of PennCorp Life Canada as discontinued operations. All prior period amounts have been reclassified to conform to this presentation. See Note 17—Discontinued Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and consolidate the accounts of Universal American and its subsidiaries: American Progressive, American Pioneer, American Exchange Life Insurance Company ("American Exchange"), Pennsylvania Life, Union Bankers, Constitution, Marquette, Pyramid Life, Heritage Health Systems, Inc. ("Heritage"), CHCS and MemberHealth, L.L.C. During 2005, we entered into a strategic alliance with PharmaCare and created Part D Management Services, L.L.C. ("PDMS"). PDMS is 50% owned by us and 50% owned by PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare Captive Re, Ltd. ("PharmaCare Re"), a wholly-owned subsidiary of PhamaCare, for which it receives fees and other remuneration from our PDPs and PharmaCare. As noted above, the operations of PennCorp Life Canada are reported as discontinued operations.

        For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated.

        The interim financial information herein is unaudited, but in the opinion of management, includes all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

        Supplemental Cash Flow Information:    Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. Included in cash and cash equivalents at September 30, 2007 is $135 million relating to our PDPs that cannot be used for other lines of business or general corporate purposes.

Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	Nine months ended September 30,
	2007	2006
	(in thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$12,493	$9,499

Cash paid for income taxes	$8,409	$20,800

Non-cash financing activities:
Issuance of common stock in connection with MemberHealth acquisition	$283,500	$—

Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$28,200	$5,118

        Significant Accounting Policies:    For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        Recognition of Premium Revenues and Policy Benefits for Medicare Advantage Policies: Premiums received pursuant to Medicare Advantage contracts with the Federal Centers for Medicare and Medicaid Services ("CMS") for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets. Certain commissions are deferred and recognized in relation to the corresponding revenues for which they are earned. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the amounts reserved are adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

        There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and limited historical experience, we recognize these timing delays and that CMS may not approve the enrollee. The results for our PFFS business are based on a membership level as of September 30, 2007 of approximately 190,000, which is approximately 3,000 less than the membership level included in our administrative system, representing approximately 12,000 member months. In the succeeding quarters, we will analyze the member information used in our consolidated financial statements and adjust our membership based on members subsequently approved by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as September 30, 2007 is likely to be material.

        Accounting for Prescription Drug Benefits under Medicare Part D:    Effective January 1, 2006, we began providing prescription drug coverage in accordance with Part D as a stand-alone benefit to Medicare-eligible beneficiaries under PDPs.

        In general, prescription drug benefits under Part D PDPs may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D PDPs must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These defined "standard" benefits represent the minimum level of benefits mandated by Congress. We also offer other PDPs containing benefits in excess of standard coverage limits for an additional beneficiary premium.

        Our PDPs receive monthly payments from CMS which generally represent our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits. Our CMS payments also include catastrophic reinsurance allowances and Federal subsidies (CMS contract deposits) for which we do not bear risk.

        Part D premium revenue is subject to risk corridor adjustments, which permit our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor adjustments may be positive or negative based upon the application of risk corridors that compare a plan's actual prescription drug costs to their targeted costs, as reflected in their bids ("target amount"). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined "standard" benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience. We record a receivable for rebates due to us which is included in other Part D receivables.

        Certain subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies. CMS reimburses a large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk through the reinsurance subsidy for PDPs offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance, the co-payment and the coverage gap amounts for low-income beneficiaries. We account for these subsidies as a deposit in our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies. We accumulate receipt and payment activity at the contract level and record it in the balance sheet as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

        A reconciliation and related settlement of CMS's prospective subsidies including reinsurance payments and low-income cost subsidies and the risk corridor is made after the end of each plan year. In October, we received the reconciliation settlement data from CMS for the 2006 Plan year. For our

Prescription PathwaySM plans, the total due to CMS from the plans was approximately $194 million, including approximately $108 million for reinsurance and low-income cost subsidies, which is included as a liability in CMS contract deposits for amounts not at risk and $86 million for the risk corridor, which is included as a liability in amounts due to reinsurers. For MemberHealth's Community CCRx plans the total amount due from CMS was approximately $110 million, including approximately $153 million for reinsurance and low-income cost subsidies, which is included as an asset in CMS contract deposits for amounts not at risk partially offset by a liability of $43 million for the risk corridor, which is included in due and unpaid premiums. These amounts were settled in the fourth quarter.

        We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration to PharmaCare. Certain of our PDPs receive all or a portion of the rebates from drug manufacturers on prescriptions filled. We reflect a significant portion of these rebates as a reduction in pharmacy benefit costs with the balance offset against the catastrophic reinsurance claims reimbursed by CMS, for which we are not at risk. Pharmacy benefit costs are based on rates as contracted with PharmaCare.

        The PDPs sponsored by subsidiaries of Universal American (excluding MemberHealth) are reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business will be terminated as of December 31, 2007, however, under the termination provisions of the contract, Pennsylvania Life will receive an amount equal to two years of the reinsurance profits generated by the block of business.

        We based our membership for Part D on enrollment information provided by CMS which indicated that, as of September 30, 2007, approximately 496,000 members were enrolled in our Prescription Pathway PDPs for which we were paid by CMS. The 2007 membership includes approximately 472,000 members in our PDPs that we participate in on a 50% basis and 24,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. In addition, the acquisition of MemberHealth and its Community CCRx portfolio increased our Part D membership by 1,167,000 members to a total of approximately 1,663,000 million at September 30, 2007.

        Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. During 2006 and 2007, we also paid claims for individuals who ultimately were determined to be members of other plans. At September 30, 2007, we have a receivable of $43 million for these claims which is included in other Part D receivables on the consolidated balance sheet. CMS continues to reconcile and refine information with respect to the enrollment of members and claims submitted for 2006 for all plans participating in the Part D program. Additionally, as of September 30, 2007, we have a liability of $43 million included in policy and contract claims—health on the consolidated balance sheet, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As a result of the continuing reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of September 30, 2007 is likely to be material.

        Reclassifications:    Certain reclassifications have been made to prior years' financial statements to conform to current period presentation.

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

        Deferred Acquisition Costs—In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs ("DAC") in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity's fiscal year. The Company adopted SOP 05-1 effective January 1, 2007. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

        Income Taxes—In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, effective January 1, 2007, did not have a material effect on the Company's consolidated financial statements.

        Fair Value—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels ("Level 1, 2 and 3"). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity's estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity's fiscal year. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

4. BUSINESS COMBINATIONS

  MemberHealth

        On September 21, 2007, Universal American completed the acquisition of MemberHealth, Inc. ("MemberHealth"), a privately-held pharmacy benefits manager ("PBM") and sponsor of Community CCRx, a national Medicare Part D plan with more than 1.1 million members. MemberHealth has pro forma annualized revenue of approximately $1.5 billion for 2007, bringing the total pro forma 2007 revenues of Universal American to approximately $4.3 billion. Prior to the acquisition, MemberHealth was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth has more than 60,000 pharmacies in its pharmacy network and covers 98 of the top 100 medications taken by Medicare beneficiaries.

        The purchase price of $630 million was paid 55% in cash and 45% in Universal American common stock valued at $20 per share. Transaction costs of approximately $11 million were paid in cash. In addition to the purchase price, the transaction contemplates an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out is $150 million, payable in cash and Universal American stock.

        Universal American expects the transaction to create significant strategic benefits, including the opportunity for Universal American to build upon MemberHealth's successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association ("NCPA") and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide Universal American with capital to support its organic growth, private equity funds operated by Lee Equity Partners, LLC ("Lee Equity"), Perry Capital, LLC ("Perry Capital"), Union Square Partners Management, LLC (the successor to Capital Z Management, LLC), and Welsh, Carson, Anderson & Stowe X, L.P. ("Welsh, Carson), acquired shares of preferred stock of Universal American valued at $20 per equivalent share of Universal American common stock. The preferred stock is convertible into shares of Universal American common stock. The preferred stock does not bear a coupon, and Universal American can require exchange of the preferred stock into common stock after one year. (See Note 7—Stockholders' Equity for additional information regarding the preferred stock). The total amount invested by these private equity funds was approximately $350 million, of which $100 million was funded in the second quarter of 2007. The Series A Preferred Stock and Series B Preferred Stock have not been registered under the Securities Act of 1933, as amended, and they may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement. This report does not constitute an offer to sell or the solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale of any securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

        In connection with the MemberHealth acquisition, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver (See Note 10—Loan Payable). A portion of the proceeds from the refinancing was used to repay in full the outstanding amounts on the Amended Credit Facility and Revolving Credit Facility. The early extinguishment of this debt triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million.

        At September 21, 2007, the Company performed the initial purchase accounting for the MemberHealth acquisition. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $627 million, which the Company allocated to identifiable intangible assets and goodwill, as follows:

Description	Amount (in millions)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$138	10	Straight line over the estimated life of the membership base
Trademarks/tradenames	18	9	Straight line over the estimated life of the trademarks/tradenames
Licenses	5	15	Straight line over the estimated life of the licenses
Goodwill	466	—	Non amortizing

Total excess of purchase price over tangible book value	$627

        The membership base represents the present value of the estimated future profits of the membership base at the date of the acquisition.

        The condensed balance sheet of MemberHealth on the date of acquisition was as follows:

September 21, 2007
(in thousands)
Assets
Cash and cash equivalents	$74,215
Amortizing intangible assets:
Membership base	138,000
Tradenames/trademarks	18,000
Licenses	5,000
Goodwill	466,172
Due and unpaid premium	135,218
CMS deposit contract receivable	102,856
Other Part D receivables	129,580
Other	17,467

Total Assets	$1,086,508

Liabilities
Policy related liabilities	$286,481
Due to reinsurers	72,243
Deferred taxes	48,552
Other	37,914

Total Liabilities	445,190
Equity	641,318

Total Liabilities and Equity	$1,086,508

        Operating results generated by MemberHealth prior to September 21, 2007, the date of acquisition, are not included in the Company's consolidated financial statements. The consolidated pro forma results of operations, assuming that MemberHealth was purchased on January 1, are as follows:

	Nine months ended September 30,		Three months ended September 30,
Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Total revenue	$3,327,315	$1,902,542	$1,077,735	$626,632
Income from continuing operations before taxes(1)	$158,453	$85,837	$90,812	$61,838
Net income from continuing operations(1)	$101,014	$54,324	$57,405	$38,697
Earnings per common share:
Basic	$1.20	$0.68	$0.66	$0.48
Diluted(1)	$1.18	$0.66	$0.65	$0.47

    (1)
    The above pro forma results of operations includes excess amortization of capitalized loan fees of $1.5 million in 2007 and $2.4 million in 2006 as a result of the assumed refinancing of the existing debt at January 1, 2007 and 2006, respectively. This additional expense reduced the pro forma net income by $1.0 million or $0.01 per diluted share in 2007 and $1.5 million or $0.02 per diluted share in 2006. The actual amount of excess amortization reported in 2007 on the date of acquisition was $0.9 million.

        The pro forma results of operations reflect management's best estimate based upon currently available information. The pro forma adjustments are applied to the historical financial statements of Universal American and MemberHealth to account for the acquisition of MemberHealth under the purchase method of accounting. In accordance with SFAS No. 141, "Business Combinations", the total purchase cost was allocated to the assets and liabilities of MemberHealth based on their relative fair values. These allocations are subject to valuations as of the date of the acquisition based upon models incorporating market data and other information at that time. Management has provided its best estimate of the fair values of assets and liabilities for the purpose of this pro forma information. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

  Harmony Health

        On March 1, 2007, the Company acquired Harmony Health, Inc. ("Harmony"), a provider-owned company that operates GlobalHealth, a Medicare Advantage and commercial managed care plan in Oklahoma City, Oklahoma for $18.2 million in cash, including direct costs of acquisition of $0.2 million. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 4,000 Medicare Advantage members with annualized revenue of approximately $38 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

        The tangible book value at the date of acquisition was $3.8 million. The excess of purchase price over the tangible book value was $16.9 million, gross of deferred taxes of $2.5 million, and was allocated as follows:

Description	Amount (in millions)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$6.1	10	Straight line over the estimated life of the membership base
Non-compete agreement	1.0	7	Straight line over the length of the agreement
Goodwill	9.8	—	Non amortizing

Total excess of purchase price over tangible book value	$16.9

5. INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		September 30, 2007		December 31, 2006
	Weighted Average Life (Years)
		Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Senior Market Health Insurance:
Medicare Supplement
Policies in force	9	$18,473	$11,777	$18,473	$9,786
Distribution channel	30	22,055	3,308	22,055	2,757
Medicare Part D
Membership base	10	138,000	345	—	—
Trademarks/tradenames	9	18,000	50	—	—
Licenses	15	5,000	8	—	—
Life Insurance/Annuity—PVFP	7	4,127	2,147	4,127	1,912
Senior Managed Care—Medicare Advantage:
Membership base	7	21,452	6,988	15,381	5,428
Provider contracts	10	15,539	3,451	15,539	2,244
Non-compete	7	1,018	85	—	—
Senior Administrative Services:
Administrative service contracts	6	7,671	7,495	7,671	7,399
Hospital network contracts	10	1,797	1,015	1,797	779

Total	17	$253,132	$36,669	$85,043	$30,305

        The following table shows the changes in the amortizing intangible assets:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$57,845	$58,327	$54,738	$50,724
Additions and adjustments	161,000	—	168,089	12,081
Amortization, net of interest	(2,382)	(1,810)	(6,364)	(6,288)

Balance, end of period	$216,463	$56,517	$216,463	$56,517

        See Note 4—Business Combinations for a discussion of the acquisitions that gave rise to the additions during 2007. During 2006, in the first quarter, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—provider contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years.

        Estimated future net amortization expense (in thousands) is as follows:

2007 remainder of year	$6,147
2008	23,330
2009	22,948
2010	22,095
2011	20,193
2012	20,030
Thereafter	101,720

$216,463

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2006	Additions	Adjustments	September 30, 2007
	(In thousands)
Senior Market Health Insurance:
Goodwill	$3,893	$466,172	$—	$470,065
Other	4,867	—	—	4,867

Subtotal—Senior Market Health Insurance	8,760	466,172	—	474,932

Senior Managed Care—Medicare Advantage:
Goodwill	53,052	9,804	—	62,856
Other	5,163	—	—	5,163

Subtotal—Senior Managed Care—Medicare Advantage	58,215	9,804	—	68,019

Senior Administrative Services—Goodwill	4,357	—	—	4,357

Total	$71,332	$475,976	$—	$547,308

        Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Senior Market Health Insurance was the result of the acquisition of MemberHealth and the addition of goodwill for Senior Managed Care—Medicare Advantage was the result of the acquisition of Harmony.

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$129,031	$1,224	$(177)	$130,078
Corporate debt securities	436,146	5,702	(7,731)	434,117
Foreign debt securities	28,822	342	(456)	28,708
Mortgage-backed and asset-backed securities	581,263	2,490	(23,805)	559,948

	$1,175,262	$9,758	$(32,169)	$1,152,851

	December 31, 2006
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$115,315	$308	$(1,067)	$114,556
Corporate debt securities	431,455	7,739	(4,424)	434,770
Foreign debt securities	32,120	427	(359)	32,188
Mortgage-backed and asset-backed securities	531,433	2,904	(3,765)	530,572

	$1,110,323	$11,378	$(9,615)	$1,112,086

        The amortized cost and fair value of fixed maturity investments at September 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$73,234	$73,920
Due after 1 year through 5 years	307,518	311,783
Due after 5 years through 10 years	145,483	142,242
Due after 10 years	67,764	64,958
Mortgage and asset-backed securities	581,263	559,948

	$1,175,262	$1,152,851

        As of September 30, 2007, we held securities with an amortized cost of approximately $150 million with exposure to sub-prime mortgages. The market value of these securities was $132 million at September 30, 2007, representing approximately 6% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P rating of AA+ and none of these securities have experienced credit downgrades, although two securities we own with an amortized cost of approximately $18 million have been placed on negative watch by Moody's Investor Service.

7. STOCKHOLDERS' EQUITY

  Preferred Stock

        The Company has 3.0 million authorized shares of preferred stock, of which 300,000 shares were designated by our board of directors as Series A Preferred Stock and 300,000 shares as Series B Preferred Stock. Both Series A Preferred Stock and Series B Preferred Stock possess certain rights whereby those shares may, in specified circumstances, be converted directly or indirectly into shares of common stock.

  Series A Participating Convertible Preferred Stock

        Subject to the exceptions described below, each share of Series A Preferred Stock ranks equally in all respects and has the same rights, powers and preferences, and the same qualifications, and limitations, as our Series B Preferred Stock:

        Rank.    The Series A Preferred Stock ranks (i) senior and prior to our common stock and each other class or series of our equity securities, whether currently issued or issued in the future, that by its terms ranks junior to the Series A Preferred Stock (whether with respect to payment of dividends, rights upon liquidation, dissolution or winding up of our affairs, or otherwise) (ii) on a parity with each other class or series of our equity securities, whether currently issued or issued in the future, that do not by their terms expressly provide that they rank senior to or junior to the Series A Preferred Stock whether with respect to payment of dividends, rights upon liquidation, dissolution or winding up of our affairs, or otherwise (all of such equity securities are collectively referred to herein as the "Parity Securities"), and (iii) junior to each other class or series of our equity securities, whether currently issued or issued in the future, that by their terms rank senior to the Series A Preferred Stock.

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

        Merger or Consolidation.    Unless approved by holders of the shares of Series A Preferred Stock, we will not merge or consolidate into, or sell, transfer or lease all or substantially all of our property to any other entity, unless the successor, transferee or lessee entity (i) expressly assumes the due and punctual performance and observance of each and every covenant and condition described above to be performed and observed by us and (ii) expressly agrees to exchange, at the holder's option, shares of Series A Preferred Stock for shares of the surviving entity's capital stock on terms substantially similar to the terms described above.

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

        Exchange of Shares.    Under the securities purchase agreements, we have agreed that, at an equity investor's request, we will exchange all or any shares of Series A Preferred Stock held by such equity investor at such time for a like number of shares of Series B Preferred Stock; provided that, prior to the consummation of any such exchange, such equity investor shall have obtained a clearance, approval or waiver, under certain laws governing insurance companies or the Hart Scott Rodino Antitrust Improvements Act or shall have represented to us that such clearance, approval or waiver is not required in connection with such an exchange.

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

        Right to Convert. A holder of our Series B Preferred Stock has the right, at any time and from time to time, to convert any or all of such holder's shares of Series B Preferred Stock into the number of fully paid and non-assessable shares of common stock determined by dividing (A) $2,000 by (B) the conversion price in effect at the time of conversion. The initial conversion price is $20.

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

        At September 30, 2007, there were 47,105 shares of Series A preferred stock outstanding and 127,895 share of Series B preferred stock outstanding, all of which were issued in connection with raising cash to fund the MemberHealth acquisition and to provide Universal American with capital to support its organic growth. See Note 4 of Notes to Consolidated Financial Statements for additional information. There were no such shares issued or outstanding at December 31, 2006.

  Common Stock—Voting

        The Company currently has 200 million shares of common stock—voting, par value $0.01 per share, authorized for issuance. Changes in the number of shares of common stock issued were as follows:

Nine months ended September 30,	2007	2006
Common stock outstanding, beginning of year	59,890,500	59,042,685
Stock issued in connection with MemberHealth acquisition	14,175,000	—
Stock options exercised	528,930	200,480
Agent stock award	2,543	(507)
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	22,243	4,500

Common stock outstanding, end of period	74,619,216	59,247,158

  Common Stock—Non Voting

        The Company currently has 30 million shares of common stock—non voting, par value $0.01 per share, authorized for issuance. None of this class of stock is, or has been, issued.

  Treasury Stock

        The Company currently has 984,472 shares of common stock available to purchase pursuant to share repurchase program approved by the Company's Board of Directors in November 2005. Changes in treasury stock were as follows:

	For the nine months ended September 30,
	2007			2006
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	712,868	$10,626	$14.91	751,473	$11,240	$14.96
Shares repurchased	—	—	—	16,429	207	12.74
Shares distributed in the form of employee bonuses	(134,823)	(2,010)	14.91	(54,901)	(821)	15.34

Treasury stock, end of period	578,045	$8,616	$14.91	713,001	$10,626	$14.91

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive (loss) income are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Continuing Operations:
Net unrealized (depreciation) appreciation on investments	$(22,411)	$1,769
Deferred acquisition cost adjustment	2,713	895
Foreign currency translation gains	479	233
Deferred tax	6,727	(1,014)

Total accumulated other comprehensive (loss) income	$(12,492)	$1,883

8. STOCK-BASED COMPENSATION

        The Company has various stock-based incentive plans for its employees, non-employee directors and agents. The Company issues new shares upon the exercise of options granted under such stock-based incentive plans. Detailed information for activity in the Company's stock-based incentive plans can be found in Note 8—Stock-Based Compensation to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

  Stock Option Awards

        Beginning January 1, 2006, the Company adopted FAS 123-R using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which is amortized over the grantees' service period. The Company elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on the Company's method of computing compensation costs for options as compared to that used to prepare the pro forma disclosures in prior periods.

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2007	Prior years
Risk free interest rates	4.11% – 5.16%	3.12% – 5.28%
Dividend yields	0.0%	0.0%
Expected volatility	35.38% – 41.76%	40.00% – 47.23%
Expected lives of options (in years)	3.0 – 4.75	3.0 – 9.0

        The weighted-average grant-date fair value was $7.26 for options granted during the first nine months of 2007 and was $5.30 for options granted during the first nine months of 2006. The weighted-average grant-date fair value was $6.66 for options granted during the third quarter of 2007 and was $6.29 for options granted during the third quarter of 2006

        The Company did not capitalize any cost of stock-based compensation for its employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

        A summary of option activity for the nine months ended September 30, 2007 and September 30, 2006 is presented below:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2006	4,823	$6.81	5.2
Granted	430	15.37
Exercised	(200)	7.35
Forfeited or expired	(97)	11.10

Outstanding, September 30, 2006	4,956	$7.39	4.1	$31,799

Exercisable, September 30, 2006	3,754	$6.38	4.0	$27,006

Outstanding, January 1, 2007	4,325	$7.73	4.0
Granted	1,332	19.13
Exercised	(529)	10.66
Forfeited or expired	(119)	16.11

Outstanding, September 30, 2007	5,009	$10.25	3.5	$62,938

Exercisable, September 30, 2007	3,714	$7.37	3.2	$57,331

        The total intrinsic value of options exercised during the first nine months of 2007 was $5.2 million and the total intrinsic value of options exercised during the first nine months of 2006 was $1.5 million. The total intrinsic value of options exercised during the third quarter of 2007 was $1.7 million and the total intrinsic value of options exercised during the third quarter of 2006 was $0.7 million.

        As of September 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $8.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

        Cash received from the exercise of stock options during the first nine months of 2007 was $5.6 million and cash received from the exercise of stock options during first nine months of 2006 was $1.5 million. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for such excess tax deductions was $1.2 million for the nine months ended September 30, 2007 and was $0.6 million for the nine months ended September 30, 2006.

  Employee Stock Awards

        In accordance with the Company's 1998 Incentive Compensation Plan, the Company may grant restricted stock to its officers and non-officer employees. Restricted stock issued to non-officer employees vests upon issuance. Certain officers have been granted restricted stock which vests ratably over four years. Restricted stock awards are valued equal to the market price of the Company's common stock on the date of grant and are generally issued out of treasury shares. Compensation expense for restricted stock awards is recognized on a straight line basis over the vesting period. A summary of the status of the Company's non-vested restricted stock awards is presented below:

	Nine months ended September 30,
	2007		2006
Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	148	$13.60	157	$12.05
Granted	135	19.43	54	15.35
Vested	(58)	12.12	(51)	11.05
Forfeited	—	—	(11)	11.78

Non-vested at end of period	225	$17.46	149	$13.60

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2007 was $1.1 million and the total fair value of shares of restricted stock vested during the nine months ended September 30, 2006 was $0.8 million.

9. STATUTORY FINANCIAL DATA

        The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $399.0 million at September 30, 2007 and $242.9 million at December 31, 2006. For the nine months ended September 30, 2007, the insurance subsidiaries generated statutory net income of $69.6 million. For the nine months ended September 30, 2006, the insurance subsidiaries generated a statutory net income of $18.9 million.

        Our health plan affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus, as required and are also subject to RBC requirements. At September 30, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for our health plan affiliates was $58.9 million at September 30, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $10.1 million for the nine months ended September 30, 2007 and $12.0 million for the nine months ended September 30, 2006.

10. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility (the "2007 Credit Facility") consisting of a $350 million term loan and a $150 million revolver (See Note 4—Business Combinations). A portion of the proceeds from the refinancing was used to repay in full the amounts outstanding on the Amended Credit Facility and Revolving Credit Facility. Interest under the 2007 Credit Facility is currently based on LIBOR plus a spread of 75 basis points. In addition, the Company currently pays a commitment fee on the unutilized revolving loan facility at an annualized rate of 12.5 basis points. In accordance with the credit agreement for the 2007 Credit Facility, the spread and fee are determined based on the Company's consolidated leverage ratio and rating. Effective October 1, 2007, the interest rate on the term loan portion of the 2007 Credit Facility was 6.25%. The Company had not drawn on the revolving loan facility as of the date of this report..

        The Company incurred additional loan origination fees of approximately $4.7 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the 2007 Credit Facility. The early extinguishment of the Amended Credit Facility triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million.

        Under the terms of the 2007 Credit Facility, we are required to make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $333.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the 2007 Credit Facility:

2007 Credit Facility
(in thousands)
2007 (remainder of the year)	$875
2008	3,500
2009	3,500
2010	3,500
2011	3,500
2012	335,125

$350,000

  Short Term Facility

        On January 18, 2007, the Company requested and received, from the administrative agent for the lenders under the amended credit facility and revolving credit facility, an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, the Company drew down all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility had a maturity date of September 30, 2007 and bore interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate was 6.1%. On July 18, 2007, the Company fully paid off the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

  Principal and Interest Payments

        The Company made regularly scheduled principal payments of $2.6 million during the nine months ended September 30, 2007 and $3.9 million during the nine months ended September 30, 2006, in connection with its credit facilities. The Company repaid the $87.9 million balance outstanding on its Amended Credit Facility in connection with the refinancing noted above.

        The Company paid interest of $6.2 million during the nine months ended September 30, 2007 and $5.2 million during the nine months ended September 30, 2006, in connection with its credit facilities.

11. OTHER LONG TERM DEBT

        The Company has formed separate statutory business trusts (the "Trusts"), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," the Company does not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. As of September 30, 2007, the Trusts have issued a combined $125.0 million in thirty year trust preferred securities.

        The Company paid $6.3 million in interest in connection with the Junior Subordinated Debt during the nine months ended September 30, 2007, and $4.3 million during the nine months ended September 30, 2006.

12. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expires in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The combined fair value of the swaps was $0.5 million at September 30, 2007 and $1.2 million at December 31, 2006 and is included in other assets. We had applied the "short-cut method" to determine effectiveness and the swaps were initially designated as cash flow hedges, with changes in their fair value recorded in accumulated other comprehensive income. In 2006, the U.S. Securities and Exchange Commission or the SEC affirmed its interpretation that prohibits the use of the "short-cut method" for all fair value hedges of fixed-rate trust preferred securities, as well as cash flow hedges of the variable cash flows associated with variable-rate trust preferred securities, whenever the issuer has the ability to defer interest payments at their election. As a result, these cash flow hedges are no longer deemed effective. In the fourth quarter of 2006, the fair value of the hedge was reversed out of accumulated other comprehensive income and reported in realized gains in our consolidated statement of operations. Any future changes in the fair value will also be reported in realized gains. During the nine months ended September 30, 2007, the Company reported a realized loss of $0.6 million relating to the reduction in the fair value of the cash flow swap agreements.

13. COMMITMENTS AND CONTINGENCIES

  Securities Class Action and Derivative Litigation

        In previous filings, we reported on the Kemp action, which was a consolidated class action against Universal American and Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, who are officers of the Company, that was pending in the United States District Court for the Southern District of New York. Following the Court's dismissal of the amended consolidated complaint in January 2007, and the filing of a second amended consolidated complaint by plaintiffs in March 2007, and the service by defendants in May 2007 of a motion to dismiss the second amended consolidated complaint, the Kemp action reached a conclusion on July 16, 2007, when the Court entered a stipulation and order dismissing the consolidated case with prejudice and without costs.

        Shortly after the filing of the Kemp action, shareholders purporting to act on behalf of the Company filed derivatively, and not as class actions, two cases based upon the factual allegations of the Kemp action. Green Meadows Partners LLP filed one of these cases on December 13, 2005 in the United States District Court for the Southern District of New York. Green Meadows voluntarily withdrew this case shortly after the dismissal of the Kemp action.

        Plaintiff Arthur Tsutsui filed the second derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three officer defendants named in the other actions, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that are the subject of the Kemp action constituted a breach of fiduciary duty by the officer defendants and the directors that caused us to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer defendants from the sale of our stock that was in breach of their fiduciary duties. On August 17, 2006, the Court issued an order staying the case until such time, among others, as the Kemp action is fully and finally resolved or settled.

        Despite the dismissal of the Kemp action with prejudice, the plaintiff in the Tsutsui action has declined to dismiss the complaint in that case. Accordingly, on October 1, 2007, defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The motion is scheduled to be fully briefed and submitted to the Court for decision by December 14, 2007.

  Class Action Litigation Relating to Acquisition Proposal

        Between October 25, 2006 and November 6, 2006, plaintiffs filed six purported class actions in New York state courts against us and other defendants concerning the acquisition proposal received by us on October 24, 2006, from members of management led by Richard A. Barasch, our Chairman and Chief Executive Officer, and investment firms Capital Z Partners, Ltd., Lee Equity Partners, LLC, Perry Capital, LLC and Welsh, Carson, Anderson & Stowe X, L.P. to acquire all of our publicly held common stock for $18.15 per share in cash. Three of these actions were filed in the Supreme Court for New York County as Stellato v. Universal American Financial Corp., et al. (06-116006), Green Meadows Partners LLP v. Barasch, et al. (603724-06), known as Green Meadows II, and Sorrentino v. Barasch et al. (06-603853).

        The Stellato action alleged that the offer was made at an "unfair price, under unfair terms and through improper means" and sought an injunction preventing the offer from being consummated, or in the alternative, monetary damages. The Green Meadows II action alleged that Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass dominate our board of directors, and have breached their fiduciary duties by, among other things, making a buyout proposal that "fails to take into account the value of UHCO, its improving financial results and its value in comparison to other similar companies." The action sought, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages. The Sorrentino action also alleged board domination by Messers. Barasch, Cooper, Leathers, and Spass, and asserted that the offer price is "unconscionable, unfair and grossly inadequate and constitutes unfair dealing." The action sought an injunction preventing the offer from being consummated or rescinding the offer, or, in the alternative, monetary damages.

        Plaintiffs filed three other actions pertaining to the Offer in the Supreme Court for Westchester County as Conolly v. Universal American Financial Corp, et al. (06-21712), McCormack v. Averill et al.(06-21365), and Zhang v. Barasch et al. (21672-06). The Conolly action alleged that the shareholder agreement to which Mr. Barasch and Capital Z are parties "deter[s] potential bids for the Company at a premium to the presently offered price," and that the sponsors of the offer (excluding Mr. Barasch) are members of a "club" of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in "driv[ing] down the prices of potential acquisition targets." The Conolly action further asserted that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the offer. The complaint sought an injunction prohibiting consummation of the offer, or in the alternative, monetary damages. The

McCormack action also asserted that the offer is "the product of unfair dealing" by our management and its largest shareholder, Capital Z, and sought an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the offer, as well as monetary damages. The Zhang action asserted that the offer price was unfair and failed to take into account the value of the Company; it sought injunctive relief and/or damages.

        On January 11, 2007, the New York Supreme Court, Westchester County, signed an order consolidating each of the six actions in the Commercial Division of Westchester Court under the caption, In re Universal American Financial Corp. Buyout Offer Shareholder Litigation. The defendants named in the consolidation order included the Company, Mr. Barasch and the other sponsors of the offer, including Capital Z, as well as eight other members of our board of directors. The court's order provided that the plaintiff would file a consolidated amended complaint, and the defendants' time to respond would extend to 40 days thereafter. However, a consolidated amended complaint was never filed.

        At a conference on May 25, 2007, the Court granted the plaintiffs in the consolidated actions approximately two weeks to file an amended consolidated complaint. However, as of July 13, 2007, when the next status conference with the Court occurred, plaintiffs had not filed an amended consolidated complaint. In view of their failure to do so, the Court directed that the case would be dismissed without prejudice and without costs following resolution of a procedural issue relating to consolidation of the six constituent cases.

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino vs. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright (the "Merger Class Action") in the Supreme Court for New York State, Westchester County. The complaint alleges that

  •
  the defendants who are directors of the Company allegedly breached fiduciary duties they owed to our shareholders in connection with our entering into its previously announced merger agreement to acquire MemberHealth and concurrent agreements with equity investors for such equity investors to acquire our securities, and the defendants who are equity investors purportedly aided and abetted that breach; and

  •
  the defendants who are directors of the Company allegedly breached their duty of candor to our shareholders by failing to disclose material information concerning these transactions.

        The plaintiffs seek, among other things, an injunction against the consummation of the transactions and damages in an amount to be determined. We have reviewed the complaint and believe the lawsuit is without merit, and intend to defend against the claims vigorously.

  Other Litigation

        The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

14. OTHER COMPREHENSIVE INCOME

        The components of other comprehensive income, and the related tax effects for each component, are as follows:

	Three months ended September 30,
	2007			2006
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(9,249)	$(3,238)	$(6,011)	$16,671	$5,835	$10,836
Reclassification adjustment for losses included in net income	519	182	337	26	9	17

Net unrealized loss	(8,730)	(3,056)	(5,674)	16,697	5,844	10,853
Cash flow hedge	—	—	—	(442)	(155)	(287)
Foreign currency translation adjustment	116	41	75	(1)	—	(1)

Other comprehensive loss from continuing operations	(8,614)	(3,015)	(5,599)	16,254	5,689	10,565

From discontinued operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	—	—	—	17,290	6,051	11,239
Reclassification adjustment for gains included in net income	—	—	—	(630)	(220)	(410)

Net unrealized loss	—	—	—	16,660	5,831	10,829
Foreign currency translation adjustment	—	—	—	(43)	(15)	(28)

Other comprehensive loss from discontinued operations	—	—	—	16,617	5,816	10,801

Total other comprehensive loss	$(8,614)	$(3,015)	$(5,599)	$32,871	$11,505	$21,366

	Nine months ended September 30,
	2007			2006
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(21,241)	$(7,434)	$(13,807)	$(3,721)	$(1,303)	$(2,418)
Reclassification adjustment for gains included in net income	(1,121)	(393)	(728)	(21)	(7)	(14)

Net unrealized loss	(22,362)	(7,827)	(14,535)	(3,742)	(1,310)	(2,432)
Cash flow hedge	—	—	—	(215)	(75)	(140)
Foreign currency translation adjustment	246	86	160	40	14	26

Other comprehensive loss from continuing operations	(22,116)	(7,741)	(14,375)	(3,917)	(1,371)	(2,546)

From discontinued operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	—	—	—	1,968	688	1,280
Reclassification adjustment for gains included in net income	—	—	—	(630)	(220)	(410)

Net unrealized loss	—	—	—	1,338	468	870
Foreign currency translation adjustment	—	—	—	1,743	610	1,133

Other comprehensive loss from discontinued operations	—	—	—	3,081	1,078	2,003

Total other comprehensive loss	$(22,116)	$(7,741)	$(14,375)	$(836)	$(293)	$(543)

15. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with PharmaCare and created PDMS, which is 50% owned by Universal American and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs and PharmaCare for which it receives fees and other remuneration from our PDPs and PharmaCare. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on an equity basis and is included in other assets. Our investment in PDMS was $4.6 million at September 30, 2007 and $6.0 million at December 31, 2006. Our share in the income or loss of PDMS is included in "equity in earnings of unconsolidated subsidiary." Our share in the net income of PDMS was $39.1 million for the nine months ended September 30, 2007 and was $36.6 million for the nine months ended September 30, 2006. PDMS made distributions to its owners aggregating $81.0 million during the nine months ended September 30, 2007. Our share of those distributions was $40.5 million. PDMS made distributions to its owners aggregating $61.0 million during the nine months ended September 30, 2006. Our share of those distributions was $30.5 million.

        The condensed financial information for 100% of PDMS is as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Assets
Cash and investments	$5,280	$7,237
Other	4,429	10,234

Total Assets	$9,709	$17,471

Liabilities and Equity
Accrued expenses and other	$574	$5,558
Equity	9,135	11,913

Total liabilities and equity	$9,709	$17,471

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Total revenue	$26,944	$29,186	$81,211	$78,002
Total expenses	1,368	1,247	2,989	4,716

Income	$25,576	$27,939	$78,222	$73,286

16. BUSINESS SEGMENT INFORMATION

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

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors and other Medicare beneficiaries. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, Oklahoma, Wisconsin and Florida. The health plan products are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations ("MSOs") that manage that business and affiliated Independent Physician Associations ("IPAs"). We participate in the net results derived from these affiliated IPA's. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, are sold by our career and independent agents. We currently market PFFS products in 2,600 counties throughout 35 states.

Senior Market Health Insurance—This segment consists of our Medicare supplement business and other senior market health products distributed through our career agency sales force and through our network of independent general agencies, as well as our Medicare Part D plans, including the equity in the income or loss of PDMS, that began offering prescription drug coverage for seniors on January 1, 2006. Results also include operating results of MemberHealth since acquisition on September 21, 2007. The inclusion of the operating results from our Medicare Part D business with those of our Medicare supplement business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. These businesses generally see higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income attributable to those businesses.

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

Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, agent licensing, commission payment, claims adjudication, case management, care assessment, referral to health care facilities and administration of our Prescription Pathway Part D prescription drug plans on behalf of our subsidiaries which commenced on January 1, 2006. In 2007, we began administration for private-fee-for-service business.

Corporate—This segment reflects the activities of Universal American, including debt service, certain senior executive compensation, and compliance with requirements resulting from our status as a public company.

        The Company reports intersegment revenues and expenses on a gross basis in each of the operating segments, however, these intersegment revenue and expenses are eliminated in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but are eliminated in consolidation and do not change income before taxes. The significant items eliminated include intersegment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments and interest on notes payable or receivable between the Corporate segment and the operating segments.

        Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended September 30,
	2007		2006
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$529,694	$16,476	$126,373	$4,008
Senior Market Health Insurance	165,365	25,058	159,245	30,217
Specialty Health Insurance	23,691	(176)	24,652	3,828
Life Insurance and Annuity	25,585	3,765	25,467	6,045
Senior Administrative Services	27,289	6,388	21,073	4,630
Corporate	1,057	(8,072)	388	(5,991)
Intersegment revenues	(21,211)	—	(15,078)	—
Adjustments to segment amounts:
Net realized losses(1)	(519)	(519)	(26)	(26)
Equity in earnings of unconsolidated subsidiary(2)	(12,788)	—	(13,971)	—

Total—Continuing Operations	$738,163	$42,920	$328,123	$42,711

	Nine months ended September 30,
	2007		2006
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$1,405,885	$42,816	$328,705	$23,611
Senior Market Health Insurance	521,939	29,181	512,010	37,673
Specialty Health Insurance	72,172	4,721	73,867	8,179
Life Insurance and Annuity	76,957	12,275	75,508	10,845
Senior Administrative Services	79,149	17,715	63,035	11,832
Corporate	2,965	(23,469)	738	(17,861)
Intersegment revenues	(60,985)	—	(45,399)	—
Adjustments to segment amounts:
Net realized gains(1)	1,122	1,122	21	21
Equity in earnings of unconsolidated subsidiary(2)	(39,111)	—	(36,645)	—

Total—Continuing Operations	$2,060,093	$84,361	$971,840	$74,300

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

        Identifiable assets by segment are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Senior Managed Care—Medicare Advantage	$978,468	$390,413
Senior Market Health Insurance	1,698,611	819,056
Specialty Health Insurance	471,191	527,486
Life Insurance and Annuity	694,762	731,003
Senior Administrative Services	34,397	31,326
Corporate	1,833,490	816,908
Intersegment assets(1)	(1,543,146)	(731,150)

Total Assets	$4,167,773	$2,585,042

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

17. DISCONTINUED OPERATIONS

        On December 1, 2006, the Company completed the sale of UAFC (Canada) Inc., including PennCorp Life Canada. Pursuant to the Purchase Agreement, the Company sold all of the outstanding shares of UAFC (Canada) Inc., owner of the Company's Canadian insurance subsidiary, PennCorp Life Canada, to a venture 70% owned by La Capitale and 30% owned by GMF, for an aggregate purchase price of approximately $131 million (C$146 million) in cash, on the terms and conditions set forth in the Purchase Agreement (the "Sale"). The purchase price is comprised of $121.9 million (C$137.0 million) in cash, plus an amount equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006, approximately $8.4 million (C$9.9 million). Universal American has accounted for the operations of PennCorp Life Canada as discontinued operations beginning in the third quarter of 2006. The Company has reclassified all prior period amounts to conform to this presentation.

        The sale resulted in an after-tax realized gain of approximately $48.4 million and generated after tax cash proceeds of approximately $95 million comprised of approximately $84 million of cash received at closing plus approximately $8.4 million in March 2007 for the net earnings of PennCorp Life Canada for 2006 through the closing date plus an additional $2.6 million due upon the release of escrow in December 2008, subject to any claims. The Company paid U.S. income tax on the sale of PennCorp Life Canada of approximately $28.2 million in March 2007.

        During the second quarter of 2006, PennCorp Life Canada paid dividends of C$4.9 million (approximately US$4.4 million) to Universal American. During 2005, PennCorp Life Canada became subject to a 5% withholding tax on dividends paid to Universal American. The withholding tax paid on the dividends from PennCorp Life Canada in 2006 was C$0.2 million (approximately US$0.2 million).

        In order to mitigate the risk fluctuations in the value of the U.S. dollar as compared to the Canadian dollar between the date of the purchase agreement and the closing of the transaction, in connection with the sale of PennCorp Life Canada, on September 5, 2006, Universal American entered into a financial hedging currency collar, which set the upper value of the exchange rate at C$0.9124 per $1.00 and the lower value of the exchange rate at C$0.8900 per $1.00. The spot exchange rate was C$0.8993 per $1.00 at the time Universal American entered into the hedging transaction. At the closing, the spot exchange rate was C$0.8733 per $1.00 and the financial hedging currency collar was terminated. The resulting gain on the financial hedging currency collar on the closing date was approximately $2.2 million, which was included with the gain on the sale.

        Summarized financial information for our discontinued operations is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total revenue	$—	$21,050	$—	$61,405
Total expenses	—	15,563	—	47,554

Income before provision for taxes	—	5,487	—	13,851
Provision for income taxes	—	2,013	—	5,540

Income from discontinued operations	$—	$3,474	$—	$8,311

        Total assets and liabilities of PennCorp Life Canada, located entirely in Canada, are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Assets
Cash and investments	$—	$266,607
Deferred policy acquisition costs	—	33,942
Other assets	—	19,025

Total assets	$—	$319,574

Liabilities
Policyholder liabilities	$—	$223,656
Other liabilities	—	6,385

Total liabilities	$—	$230,041

18. SALE OF SUBSIDIARY

        On January 19, 2007, the Company completed the sale of Peninsular Life Insurance Company, an inactive subsidiary, for approximately $7.9 million, resulting in a pre-tax gain of $2.0 million, which is included in net realized gains. A total of $7.7 million has been received in cash. The balance is due in January 2008, subject to any claims against the escrowed funds.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of the Company as of September 30, 2007 and its results of operations for the three and nine months ended September 30, 2007 and 2006. The following analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and related consolidated footnotes as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

        Our principal business segments are based on our products and include: Senior Managed Care—Medicare Advantage, Senior Market Health Insurance, Specialty Health Insurance, Life Insurance and Annuity and Senior Administrative Services. We also report the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. See "Note 16—Business Segment Information" in our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our segments.

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

  Policy related liabilities

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with the assumptions we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, resulting in reduced net income and shareholders' equity.

        A summary of the liabilities by category is presented in the following table:

Liability Type

	September 30, 2007		December 31, 2006
	Amount	% of Total Policy Liabilities	Amount	% of Total Policy Liabilities
	($ in thousands)
Policyholder account balances	$447,310	24%	$485,189	37%
Future policy benefit reserves:
Traditional life insurance	199,686	11%	189,243	14%
Accident and health	414,139	23%	411,254	32%

Total future policy benefit reserves	613,825	34%	600,497	46%

Policy and contract claims—accident and health:
Due and unpaid claims	426,549	23%	105,272	8%
Incurred but not reported claims ("IBNR")	332,531	18%	96,539	8%

Total accident and health claim liabilities	759,080	41%	201,811	16%
Policy and contract claims—life	11,635	1%	12,901	1%

Total policy liabilities	$1,831,850	100%	$1,300,398	100%

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

  Future Policy Benefit Reserves—Traditional Life Insurance Policies

        The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and is calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company's actual experience when appropriate.

  Future Policy Benefit Reserves—Accident and Health Policies

        The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and is calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company's actual experience when appropriate.

        For our fixed benefit accident and sickness and our long term care products, we establish a reserve for future policy benefits at the time each policy is issued based on the present value of future benefit payments less the present value of future premiums. (It should be noted that we no longer issue new long term care policies, however our current policies are renewable annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments.) In establishing these reserves, we must evaluate assumptions about mortality, morbidity, lapse rates and the rate at which new claims are submitted to us. We estimate the future policy benefits reserve for these products using the above assumptions and actuarial principles. For long-duration insurance contracts, these original assumptions are used throughout the life of the policy and generally are not subsequently modified.

        A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. These reserves are estimated primarily using recovery and mortality rates, as described above.

  Policy and Contract Claims—Accident and Health Policies

        The Policy and Contract Claims liability for our Accident and Health Policies includes a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not yet reported claims ("IBNR"). Our IBNR, by major product grouping is as follows:

Accident & Health Claims Liability

	Direct and Assumed				Net of Reserves Ceded to Reinsurers
		% of Total Policy Liabilities		% of Total Policy Liabilities
	September 30, 2007		December 31, 2006		September 30, 2007	December 31, 2006
	($ In thousands)
Due & unpaid claims:
Medicare Part D	$334,414	18%	$44,052	4%	$286,108	$22,179
Medicare Advantage—health plans	70,073	4%	44,830	3%	62,641	42,865
Other—specialty	22,062	1%	16,390	1%	9,135	4,000

Total due & unpaid claims	426,549	23%	105,272	8%	357,884	69,044

IBNR:
Medicare supplement	48,984	3%	51,860	4%	35,158	37,801
Medicare Advantage—Private Fee-For-Service	276,037	15%	32,985	3%	273,814	32,985
Other—specialty	7,510	—%	11,694	1%	6,624	11,695

Total IBNR	332,531	18%	96,539	8%	315,596	82,481

Total accident and health claim liabilities	$759,080	41%	$201,811	16%	$673,480	$151,525

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

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling

12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month ("PMPM") claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

        The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Due to the significant growth in our private fee-for-service business and the limited historical claims experience in our expansion regions, our reserve is based largely on our pricing assumptions for the product. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our private fee-for-service products.

        Medical cost trends potentially are more volatile than other segments of the economy. The principal drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, prescription drugs, and new medical technologies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, increases in medical services, an aging population, catastrophes, and epidemics also may impact medical cost trends. Internal factors such as claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the PMPM claims trend for purposes of determining the reserve for the most recent three months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

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

  Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2007 to certain reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$3,681	(3)%	$(10,764)
(2)%	$2,450	(2)%	$(7,176)
(1)%	$1,223	(1)%	$(3,588)
1%	$(1,219)	1%	$3,598
2%	$(2,433)	2%	$7,196
3%	$(3,643)	3%	$10,794

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

  Policy and Contract Claims—Life Policies

        The liability for unpaid claims, including IBNR, reflects estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred, but have not yet been reported to the Company.

  Deferred policy acquisition costs

        The cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business, are deferred. For interest-sensitive life and annuity products, these costs are amortized in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions including projected interest rates, the persistency of the policies issued as well as anticipated benefits, commissions and expenses. It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of deferred acquisition costs ("DAC").

        For other life and health products, these costs are amortized in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises."

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

        We determined, based on our annual tests for potential unlocking of assumptions for DAC for our Medicare supplement business performed in the third quarters of 2007 and 2006, that there were no significant changes in the actual premium rate increase experience. Accordingly, we did not prospectively unlock the assumptions for DAC for our Medicare supplement business during 2007 or 2006. The balance of DAC for our Medicare supplement business as of September 30, 2007 was approximately $110.9 million.

        Deferred policy acquisition costs are written off to the extent that it is determined that present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs.

  Present value of future profits and other intangibles

        Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting basis. The present value of future profits is based on an estimate of the cash flows of the in force business acquired, discounted to reflect the present value of those cash flows. The discount rate selected depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. Purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, is allocated to goodwill. Allocation of purchase price is performed in the period in which the purchase is consummated. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies, tax matters and refinements made to estimates of fair value in connection with the preliminary allocation.

        Other amortizing assets include acquired life and accident & health policy bases, managed care and PDP membership bases, provider contracts, customer contracts and hospital network contracts. Below is a table reflecting our amortization policies for each of these items:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7-9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution Channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7-10	Straight line over the estimated weighted average life of the membership base.
Trademarks/tradenames	10	Straight line over the estimated weighted average life of the trademarks/tradenames.
Licenses	15	Straight line over the estimated weighted average life of the licenses.
Provider Contracts	10	Straight line over the estimated weighted average life of the contracts
Administrative Service Contracts	6	The pattern of projected future cash flows for the customer contracts acquired, over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of September 30, 2007.

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

        During the nine months ended September 30, 2007, we added approximately $0.7 million of valuation allowances on tax capital loss carryforwards, resulting from a portion of the tax capital loss that was generated from the sale of Peninsular during that period. As of September 30, 2007 we have $0.9 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

  Medicare Advantage

        We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in southeastern Texas and began offering new PFFS plans in 2 states. During 2006, we increased the marketing of PFFS plans to a total of 15 states.

        For 2007, we have expanded into new markets for our Medicare HMO and PFFS plans. We currently offer our Medicare Advantage coordinated care plans in 4 new markets; Florida, Oklahoma, north Texas and Wisconsin. Through our insurance subsidiaries American Progressive and Pyramid Life, we currently offer our PFFS products in 35 states in 2007. As of November 1, 2007 our enrollment in PFFS plans has increased to approximately 190,000 members.

        On June 15, 2007, CMS announced the voluntary participation by us and certain other sponsors of Medicare Advantage PFFS plans to temporarily suspend marketing activities of non-group, individual PFFS plans effective June 22, 2007 until CMS provided us with its approval that our systems and management controls meet all of the conditions specified in CMS's 2008 Call Letter and May 25, 2007 guidance, which we call collectively, the "Conditions". While in the process of enhancing our systems and management controls to satisfy the Conditions, Congress passed legislation for the expiration of the continuous enrollment period for PFFS on July 31, 2007, which effectively ends the 2007 PFFS enrollment period, except for individuals who turn 65 thereafter, and could result in a material adverse effect to our projections based upon a longer enrollment period. We requested CMS's approval that our enhanced systems and management controls satisfy the Conditions and permission to market non-group, individual PFFS for the remainder of the 2007 enrollment period and for the 2008 enrollment period. On August 9, 2007, we announced that we received approval from CMS to resume the marketing of non-group, individual PFFS plans.

        CMS has announced that the 2008 PFFS enrollment period will run from November 15, 2007 through March 31, 2008. In contrast, the 2007 enrollment period was extended by CMS beyond March 31, 2007. The shorter than anticipated 2008 enrollment period could have a material adverse effect on our business and results of operations.

        Between September 24, 2007 through September 28, 2007, CMS performed a routine triennial site survey of the PFFS business (integrated and non-integrated) of American Progressive covering the period from January 1, 2007 to June 30, 2007. As of the date hereof, American Progressive has not received CMS's survey report.

        On March 1, 2007, the Company acquired Harmony Health, Inc. ("Harmony"), a provider-owned company that operates GlobalHealth, Inc. ("GlobalHealth"), a Medicare Advantage HMO plan and commercial managed care plan in Oklahoma City, OK for $18.2 million in cash. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 4,000 Medicare Advantage members with annualized revenue of approximately $38 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, the Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the MMA. A portion of the premium for this insurance is paid by the Federal government, and the balance, if any, is paid by the individuals who enroll. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to certain low income Medicare beneficiaries. For the 2007 plan year, we are approved to offer, through our insurance subsidiaries, our Prescription Pathway prescription drug plans in all 32 regions designated by CMS in which we bid, which excludes only Hawaii and Alaska. In addition, we are entitled to receive auto assignment of dual eligibles and low income subsidy ("LIS") beneficiaries who are dually eligible for Medicare and Medicaid in 28 of the 32 CMS regions. These regions include all of the 26 regions for which we were eligible to receive auto assignees in 2006, plus two new regions. We believe that this new program provides increased opportunities to offer a much needed coverage and to further serve our target markets.

        Through our strategic alliance with PharmaCare, we retain 50% of the Medicare Part D business of our PDPs. The remainder is reinsured to PharmaCare Re on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by PharmaCare. PDMS principally performs marketing and risk management services on behalf of our PDPs, other than our MemberHealth PDPs described below, and PharmaCare Re.

  MemberHealth

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc. ("MemberHealth"), a privately-held pharmacy benefits manager ("PBM") and sponsor of CommunityCCRx, a national Medicare Part D plan with more than 1.1 million members. Prior to the acquisition, MemberHealth was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth has more than 60,000 pharmacies in its pharmacy network and covers 98 of the top 100 medications taken by Medicare beneficiaries.

        The purchase price of $630 million was paid 55% in cash and 45% in Universal American common stock valued at $20 per share. Transaction costs of approximately $11 million were paid in cash. In addition to the purchase price, the transaction includes an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out is $150 million, payable in cash and Universal American stock.

        Universal American expects the transaction to create significant strategic benefits, including the opportunity for Universal American to build upon MemberHealth's successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association ("NCPA") and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide Universal American with capital to support its organic growth, investment funds operated by Lee Equity Partners, LLC ("Lee Equity"), Perry Capital, LLC ("Perry Capital"), Union Square Partners Management, LLC (the successor to Capital Z Management, LLC), and Welsh, Carson, Anderson & Stowe X, L.P. ("Welsh, Carson), acquired shares of preferred stock of Universal American valued at $20 per equivalent share of Universal American common stock. The preferred stock is convertible into shares of Universal American common stock. The preferred stock does not bear a dividend, and Universal American can require exchange of the preferred stock into common stock after one year. (See Note 7—Stockholders' Equity for additional information regarding the preferred stock). The total amount invested by these private equity funds was approximately $350 million, of which $100 million was funded in the second quarter of 2007, and the remainder effective September 21, 2007. The preferred stock has not been registered under the Securities Act of 1933, as amended, and they may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement. This report does not constitute an offer to sell or the solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale of any securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

        In connection with the MemberHealth transaction, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver (See Note 10—Loan Payable). A portion of the proceeds from the refinancing was used to repay in full the outstanding amounts on the Amended Credit Facility and Revolving Credit Facility. The early extinguishment of this debt triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million.

  Medicare Supplement

        Medicare supplement insurance reimburses the policyholder for certain expenses that are not covered by standard Medicare coverage such as deductibles and co-pays. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program and limit their out of pocket costs to the fixed annual premiums they pay, as opposed to the more restrictive networks that exist in Medicare Advantage healthplan markets or the co-payments and deductibles that exist in PFFS plans. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

        In the last two years, there has been increased competition from other Medicare supplement carriers, as well as from Medicare Advantage plans, which has affected our production and persistency of Medicare supplement business. As a result, we continue to experience higher than expected lapsation in our Medicare supplement business. This excess lapsation has accelerated the amortization of the deferred acquisition cost and present value of future profits assets associated with the lapsed business. We cannot give assurances that lapsation of our Medicare supplement business will decline, and continued excess lapsation will require continued accelerated amortization of the deferred costs.

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

        The following table reflects income from each of our segments(1) and contains a reconciliation to reported net income:

Operations—Consolidated Overview

	Three months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Senior Managed Care-Medicare Advantage(1)	$16,476	$4,008	$42,816	$23,611
Senior Market Health Insurance(1)	25,058	30,217	29,181	37,673
Specialty Health Insurance(1)(2)	(176)	3,828	4,721	8,179
Life Insurance and Annuity(1)	3,765	6,045	12,275	10,845
Senior Administrative Services(1)	6,388	4,630	17,715	11,832
Corporate(1)	(8,072)	(5,991)	(23,469)	(17,861)
Net realized (losses) gains on investments	(519)	(26)	1,122	21

Income before income taxes(1)	42,920	42,711	84,361	74,300
Provision for income taxes	15,775	15,983	30,581	27,278

Income from continuing operations	27,145	26,728	53,780	47,022
Income from discontinued operations(2)	—	3,474	—	8,311

Net income	$27,145	$30,202	$53,780	$55,333

Earnings per common share (diluted):
Income from continuing operations	$0.40	$0.44	$0.84	$0.78
Income from discontinued operations	—	0.06	—	0.14

Net income	$0.40	$0.50	$0.84	$0.92

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

  Three months ended September 30, 2007 and 2006

        Net income for the quarter ended September 30, 2007 was $27.1 million, or $0.40 per diluted share, compared to $30.2 million, or $0.50 per diluted share for the third quarter of 2006. Income from continuing operations, after taxes, was $27.1 million, or $0.40 per diluted share for the third quarter of 2007 compared to income from continuing operations, after taxes, of $26.7 million, or $0.44 per diluted share for the third quarter of 2006. Income from continuing operations for 2007 includes realized investment losses, net of tax, of $0.3 million.

        Results for the third quarter of 2007 incorporate accounting for the acquisition of MemberHealth, resulting in the inclusion of nine days of MemberHealth's operations, which generated incremental revenues of $31.0 million and net income of $3.7 million and the write-off of $0.6 million, after-tax, in unamortized loan fees. In addition, we issued 31.7 million common equivalent shares of equity securities as partial funding for the transaction. Taken together, the acquisition and related financing transaction generated $0.03 per share of earnings.

        Our effective tax rate for continuing operations was 36.8% for the third quarter of 2007, and 37.4% for the third quarter of 2006.

        The third quarter of 2006 included income from discontinued operations, after taxes of $3.5 million or $0.06 per diluted share.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $16.5 million in the third quarter of 2007, an increase of $12.5 million, compared to $4.0 million for the third of 2006, primarily due to growth in business.

        Our Senior Health Insurance segment income for the third quarter of 2007 decreased by $5.2 million to $25.1 million, compared to the third quarter of 2006. Income for our Medicare supplement business decreased by $4.5 million compared to the third quarter of 2006 primarily as a result of increased loss ratios of our Medicare supplement in force business as compared to the third quarter of 2006 partially offset by lower commissions and general expenses. Income for our Part D business, which reflects the results of MemberHealth since its acquisition on September 21, 2007, decreased by $0.7 million compared to the third quarter of 2006.

        Our Specialty Health Insurance segment income decreased by $4.0 million compared to the third quarter of 2006, primarily as the result of an increase to claim costs and higher commissions and general expenses during the third quarter of 2007.

        Segment income from our Life Insurance and Annuity segment decreased by $2.3 million compared to the third quarter of 2006, primarily as a result of less favorable mortality and higher amortization of deferred costs on our annuity business partially offset by an increase in investment income and lower commissions and general expenses.

        Segment income for our Senior Administrative Services segment increased by $1.8 million, or 38%, to $6.4 million for the third quarter of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

        The loss from our Corporate segment increased by $2.1 million, or 35%, for the third quarter of 2007 compared to the third quarter of 2006. The increase was due primarily to the increase in interest costs, the cost associated with the early extinguishment of debt and the cost of stock based compensation, offset by an increase in net investment income.

  Nine Months Ended September 30, 2007 and 2006

        Net income for the nine months ended September 30, 2007 was $53.8 million, or $0.84 per diluted share, compared to $55.3 million, or $0.92 per diluted share for the first nine months of 2006. Income from continuing operations, after taxes, was $53.8 million, or $0.84 per diluted share for the first nine months of 2007 compared to income from continuing operations, after taxes, of $47.0 million, or $0.78 per diluted share for the first nine months of 2006. Income from continuing operations for 2007 includes realized investment gains, net of tax, of $0.7 million relating primarily to the gain on the sale of Peninsular.

        Results for the first nine months of 2007 incorporate accounting for the acquisition of MemberHealth, resulting in the inclusion of nine days of MemberHealth's operations, which generated incremental revenues of $31.0 million and net income of $3.7 million and the write-off of $0.6 million, after-tax, in unamortized loan fees. In addition, we issued 31.7 million common equivalent shares of equity securities as partial funding for the transaction. Taken together, the acquisition and related financing transaction generated $0.03 per share of earnings.

        Our effective tax rate for continuing operations was 36.3% for the first nine months of 2007, and 36.7% for the first nine months 2006.

        The first nine months of 2006 included income from discontinued operations, after taxes of $8.3 million or $0.14 per diluted share.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $42.8 million during the first nine months of 2007, an increase of $19.2 million, compared to $23.6 million for the first nine months of 2006, primarily due to growth in business.

        Our Senior Health Insurance segment income for the first nine months of 2007 decreased by $8.5 million to $29.2 million, compared to the first nine months of 2006. Results for our Medicare supplement business declined by $8.7 million compared to the first nine months of 2006 primarily as a result of the effect of higher levels of lapsation of our Medicare supplement in force business in the first nine months of 2007 compared to the first nine months of 2006, which resulted in accelerated amortization of deferred acquisition costs and a modest increase in our Medicare supplement medical loss ratio. This was partially offset by lower commissions and general expenses. A significant portion of the lapsation was attributable to the more than 16,000 Medicare supplement policyholders who switched to our PFFS coverage (primarily during the first quarter) which generated $10.6 million of amortization of deferred acquisition costs. Income for our Part D business, which reflects the results of MemberHealth since its acquisition on September 21, 2007, increased by $0.2 million compared to the first nine months of 2006.

        Our Specialty Health Insurance segment income decreased by $3.5 million, or 42%, compared to the first nine months of 2006, primarily as the result of increased medical costs and net amortization of deferred costs in the first nine months of 2007 compared to an increase in deferred acquisition expenses for first nine months of 2006, partially offset by higher net investment income.

        Segment income from our Life Insurance and Annuity segment increased by $1.4 million, compared to the first nine months of 2006, primarily as a result of an increase in investment income and lower commissions and general expenses, partially offset by increased amortization of deferred acquisition costs.

        Segment income for our Senior Administrative Services segment increased by $5.9 million, or 50%, to $17.7 million for the first nine months of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

        The loss from our Corporate segment increased by $5.6 million, or 31%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due primarily to increases in interest costs, the cost associated with the early extinguishment of debt and the cost of stock based compensation, offset by an increase in net investment income.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net premiums	$522,276	$124,719	$1,389,224	$324,714
Net investment and other income	7,418	1,654	16,661	3,991

Total revenue	529,694	126,373	1,405,885	328,705

Medical expenses	438,603	94,389	1,163,604	241,269
Amortization of intangible assets	992	870	2,852	2,610
Commissions and general expenses	73,623	27,106	196,613	61,215

Total benefits, claims and other deductions	513,218	122,365	1,363,069	305,094

Segment income	$16,476	$4,008	$42,816	$23,611

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans that offer coverage to Medicare beneficiaries, under contracts with CMS, in southeastern Texas, Oklahoma, Wisconsin, North Texas and Florida. The health plan products are sold by our career and independent agents and directly by employee representatives. Our Medicare Advantage PFFS plan products, also under a contract with CMS, are sold by our career and independent agents through American Progressive and Pyramid Life in approximately 2,600 counties across 35 states.

  Three months ended September 30, 2007 and 2006

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $16.5 million in the third quarter of 2007, an increase of $12.5 million compared to $4.0 million for the third quarter of 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states to 2,600 counties in 35 states.

  Nine months ended September 30, 2007 and 2006

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $42.8 million during the first nine months of 2007, an increase of $19.2 million compared to $23.6 million for the first nine months of 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states to 2,600 counties in 35 states.

Healthplans

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net premiums	$127,680	$91,081	$373,153	$246,883
Net investment and other income	2,079	1,364	5,656	3,424

Total revenue	129,759	92,445	378,809	250,307

Medical expenses	100,509	66,434	289,679	181,125
Amortization of intangible assets	992	870	2,852	2,610
Commissions and general expenses	21,437	19,440	63,540	47,278

Total benefits, claims and other deductions	122,938	86,744	356,071	231,013

Segment income	$6,821	$5,701	$22,738	$19,294

  Three months ended September 30, 2007 and 2006

        Revenues.    Net premiums for the healthplans increased by $36.6 million, or 40%, compared to the third quarter of 2006. Approximately $35.3 million of the increase was due to growth in membership to approximately 47,400 members from 33,800 in the third quarter of 2006. In connection with the acquisition of Harmony Health in March 2007, we acquired approximately 10,600 commercial members which represents approximately $8.5 million of the increase in revenues and had a medical loss ratio of 87.3% for the third quarter of 2007. This commercial business is capitated through an arrangement with the seller, the Oklahoma City Clinic. These increases were partially offset by $7.2 million decrease in revenues due to a decrease in the average premium PMPM as a result of a change in the mix of business with the opening of our new healthplans, which have a lower premium PMPM, and adjustment of Part D corridor and risk score revenues. Net investment income increased by $0.7 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $34.1 million, or 51%, compared to the third quarter of 2006. Growth in membership added approximately $25.8 million and the Harmony Health commercial business added $7.4 million. The balance of $0.9 million was due to a modest increase in utilization of member benefits. The medical loss ratio for the healthplans increased to 78.7% for the third quarter of 2007, from 72.9% for the third quarter of 2006. The medical loss ratio was impacted by changes in the revenue yield related to the Part D corridor adjustment and risk score revenue adjustments, and higher medical expenses in the new markets. The third quarter of 2007 included commercial business from the acquisition of Harmony Health. Excluding the commercial business, the medical loss ratio for the healthplans was 78.5% Commissions and general expenses increased by $2.0 million compared to the third quarter of 2006, due primarily to higher overall membership.

  Nine months ended September 30, 2007 and 2006

        Revenues.    Net premiums for the healthplans increased by $126.3 million, or 51%, compared to the first nine months of 2006. Approximately $112.3 million of the increase was due to growth in membership to approximately 47,400 members from 33,800 in the third quarter of 2006. The Harmony Health commercial business represented approximately $19.6 million of the increase in revenues and had a medical loss ratio of 87.3% for the nine months ended September 30, 2007. These increases were partially offset by a $5.6 million decrease in revenues due to a change in the mix of business with the opening of our new healthplans, which have lower premiums. Net investment income increased by $2.2 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $108.6 million, or 60%, compared to the first nine months of 2006. Growth in membership added approximately $82.6 million and the Harmony Health commercial business added $17.1 million. Of the remaining $8.9 million balance, $2.3 million was due to an increase in the medical loss ratio due to a change in the mix of business as described previously for new markets, and $6.3 million was due to increase of utilization of member benefits. The medical loss ratio for the healthplans increased to 77.6% for the first nine months of 2007, from 73.4% for the first nine months of 2006, as a result of a change in the mix of business, as described previously, and an increase in utilization of member benefits. The first nine months of 2007 included commercial business from the acquisition of Harmony Health. Excluding the commercial business, the loss ratio for the healthplans was 77.5%. Commissions and general expenses increased by $16.3 million compared to the first nine months of 2006, due primarily to the growth in business and an increase in commissions as more of the Medicare Advantage product is being sold by our agents.

Private Fee-for-Service

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net premiums	$394,596	$33,638	$1,016,071	$77,831
Net investment and other income	5,339	290	11,005	567

Total revenue	399,935	33,928	1,027,076	78,398

Medical expenses	338,094	27,955	873,925	60,144
Commissions and general expenses	52,186	7,666	133,073	13,937

Total benefits, claims and other deductions	390,280	35,621	1,006,998	74,081

Segment (loss) income	$9,655	$(1,693)	$20,078	$4,317

        Membership.    A discussion of the accounting for Medicare Advantage policies, including PFFS, is included in Note 2 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and the limited historical experience, we recognize these timing delays and that CMS may not approve any individual enrollee. The results for our PFFS business are based on a membership level as of September 30, 2007 of approximately 190,000, which is approximately 3,000 members below the membership level included in our administrative system, representing approximately 12,000 member months. In the succeeding quarters, we analyze the member information used in our consolidated financial statements and adjust our membership based on members subsequently approved by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as September 30, 2007 is likely to be material.

  Three months ended September 30, 2007 and 2006

        Revenues.    Net premiums for the private fee-for-service business increased by $360.9 million, or 1,073%, compared to the third quarter of 2006. Approximately $332.3 million of the increase was due to growth in membership to approximately 190,000 members from 18,000 in the third quarter of 2006. The balance of the increase of $28.6 million was due to an increase in the average premium PMPM. Net investment income increased by $5.0 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $310.1 million, or 1,109%, compared to the third quarter of 2006. Growth in membership added approximately $276.2 million. The balance of $33.9 million was due to higher medical costs. The PFFS medical loss ratio increased to 85.7% for the third quarter of 2007, from 83.1% for the third quarter of 2006 primarily due to more competitively priced products. Commissions and general expenses increased by $44.5 million compared to the third quarter of 2006, due primarily to the growth in business.

  Nine months ended September 30, 2007 and 2006

        Revenues.    Net premiums for the private fee-for-service business increased by $938.2 million, or 1,205%, compared to the first nine months of 2006. Approximately $863.1 million of the increase was due to growth in membership. The balance of the increase of $75.1 million was due to an increase in the average premium PMPM. Net investment income increased by $10.4 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $813.8 million, or 1,353%, compared to the first nine months of 2006. Growth in membership added approximately $666.9 million. The balance of $146.9 million was due to an increase in medical costs. The PFFS medical loss ratio increased to 86.0% for the first nine months of 2007 from 77.3% for the first nine months of 2006 primarily due to more competitively priced products. Commissions and general expenses increased by $119.1 million compared to the same period of 2006, due primarily to the growth in business.

Segment Results—Senior Market Health Insurance

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$219,858	$227,375	$764,282	$759,197
Ceded	(70,291)	(85,721)	(290,441)	(293,363)

Net premiums	149,567	141,654	473,841	465,834
Other Part D income (PDMS)	12,788	13,971	39,111	36,645
Net investment income	3,222	2,915	8,778	7,516
Other income	(212)	703	209	2,013

Total revenue	165,365	159,243	521,939	512,008

Policyholder benefits	106,501	96,495	386,017	371,228
Change in deferred acquisition costs	(976)	(1,789)	8,732	(6,289)
Amortization of intangible assets	1,163	764	2,939	3,053
Commissions and general expenses, net of allowances	33,619	33,556	95,070	106,343

Total benefits, claims and other deductions	140,307	129,026	492,759	474,335

Segment income	$25,058	$30,217	$29,181	$37,673

        Our Senior Market Health Insurance segment historically has included our Medicare supplement business and other health insurance products designed for the senior market. On January 1, 2006, we began providing prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under our Prescription Pathway PDPs. We reinsure 50% of the business of our Prescription Pathway PDPs to PharmaCare Re. The results for MemberHealth and its Community CCRx PDP from September 21, 2007, the date of its acquisition by us, are also included. The total results for the segment are presented above. Results for our Medicare supplement and Part D businesses are separately presented below on a comparative basis.

  Three months ended September 30, 2007 and 2006

        Segment income for the third quarter of 2007 decreased by $5.2 million to $25.1 million, compared to the third quarter of 2006. Income for our Medicare supplement business decreased by $4.5 million compared to the third quarter of 2006 primarily as a result of increased costs of our Medicare supplement in force business as compared to the third quarter of 2006 partially offset by lower commissions and general expenses. Income for our Part D business, which reflects the results of MemberHealth since its acquisition on September 21, 2007, decreased by $0.7 million compared to the third quarter of 2006.

  Nine months ended September 30, 2007 and 2006

        Segment income for the first nine months of 2007 decreased by $8.5 million to $29.2 million, compared to the first nine months of 2006. Results for our Medicare supplement business declined by $8.7 million compared to the first nine months of 2006 primarily as a result of the effect of higher levels of lapsation of our Medicare supplement in force business in the first nine months of 2007 compared to the first nine months of 2006, which resulted in accelerated amortization of deferred acquisition costs and a modest increase in our Medicare supplement medical loss ratio. This was partially offset by lower commissions and general expenses. A significant portion of the lapsation was attributable to the more than 16,000 Medicare supplement policyholders who switched to our PFFS coverage (primarily during the first quarter) which generated $10.6 million of amortization of deferred acquisition costs. Income for our Part D business, which reflects the results of MemberHealth since its acquisition on September 21, 2007, increased by $0.2 million compared to the first nine months of 2006.

Medicare Supplement

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$104,492	$124,916	$326,790	$391,917
Ceded	(28,733)	(35,330)	(90,352)	(112,397)

Net premiums	75,759	89,586	236,438	279,520
Net investment income	1,860	2,055	5,094	5,538
Other income	(253)	690	148	1,965

Total revenue	77,366	92,331	241,680	287,023

Policyholder benefits	55,532	61,705	175,877	206,139
Change in deferred acquisition costs	(976)	(1,789)	8,732	(6,289)
Amortization of intangible assets	759	764	2,536	3,053
Commissions and general expenses, net of allowances	20,587	25,718	63,136	84,032

Total benefits, claims and other deductions	75,902	86,398	250,281	286,935

Segment income (loss)	$1,464	$5,933	$(8,601)	$88

  Three months ended September 30, 2007 and 2006

        Revenues.    Net premiums for our Medicare supplement business declined by $13.8 million, or 15%, compared to the third quarter of 2006, due to the continued effect of higher lapsation of our Medicare supplement in force business, offset in part by the effect of rate increases on the remaining in force business. We had $425.0 million of annualized premium in force at the end of the third quarter of 2007 compared to $515.1 million at the end of the third quarter of 2006.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $6.2 million, or 10%, compared to the third quarter of 2006. The reduction in business, as noted above, resulted in a reduction in benefits of $9.5 million. The medical loss ratios for our Medicare supplement business increased 440 basis points to 73.3% for the third quarter of 2007 compared to 68.9% for the third quarter of 2006. The increase in the medical loss ratio offset the reduced benefits by $3.3 million compared to the third quarter of 2006.

        Commissions and general expenses, net of reinsurance allowances, decreased by $5.1 million, or 20%, compared to the third quarter of 2006. The following table details the components of commission and other operating expenses:

	Three months ended September 30,
	2007	2006
	(In thousands)
Commissions	$12,036	$16,685
Other operating costs	12,845	15,266
Reinsurance allowances	(4,294)	(6,233)

Commissions and general expenses, net of allowances	$20,587	$25,718

        The ratio of commissions to gross premiums decreased to 11.5% for the third quarter of 2007, from 13.4% for the third quarter of 2006, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 12.3% for the third quarter of 2007, compared to 12.2% for the third quarter of 2006, or essentially flat. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 14.9% for the third quarter of 2007 from 17.6% for the third quarter of 2006, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

  Nine months ended September 30, 2007 and 2006

        Revenues.    Net premiums for our Medicare supplement business declined by $43.1 million, or 15%, compared to the first nine months of 2006, due to the continued effect of higher lapsation of our Medicare supplement in force business, offset in part by the effect of rate increases on the remaining in force business. Approximately 16,000 Medicare supplement policyholders switched to our PFFS coverage during the first nine months of 2007, primarily during the first quarter. As a result of the transfer of these policyholders to our PFFS products, our annualized Medicare supplement premium in force decreased by approximately $36 million, however, our annualized Medicare Advantage PFFS premium in force increased by approximately $141 million. The average annual premium of our Medicare supplement in force business increased approximately 9.3% compared to the first nine months of 2006.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $30.3 million, or 15%, compared to the first nine months of 2006. The reduction in business, as noted above, resulted in a reduction in benefits of $31.8 million The medical loss ratio for our Medicare supplement business increased 64 basis points to 74.4% for the first nine months of 2007 compared to 73.7% for the first nine months of 2006. The increase in the medical loss ratio offset the reduced benefits by $1.5 million compared to the first nine months of 2006.

        There was net amortization of deferred acquisition costs in the first nine months of 2007 compared to an increase in deferred acquisition costs in the first nine months of 2006, an increase to expense of $15.0 million. Amortization is flat compared to the first nine months of 2006, with excess amortization caused by higher levels of lapsation of our Medicare supplement business with many of these policyholders switching to our PFFS product. This was offset by a reduction in amortization on a smaller block of continuing business.

        We incurred lower commissions and other acquisition costs as a result of lower production, resulting in a decrease in the costs capitalized of $15.0 million.

        Commissions and general expenses, net of reinsurance allowances, decreased by $20.9 million, or 25%, compared to the first nine months of 2006. The following table details the components of commission and other operating expenses:

	Nine months ended September 30,
	2007	2006
	(In thousands)
Commissions	$37,913	$52,706
Other operating costs	39,337	52,134
Reinsurance allowances	(14,114)	(20,808)

Commissions and general expenses, net of allowances	$63,136	$84,032

        The ratio of commissions to gross premiums decreased to 11.6% for the first nine months of 2007, from 13.4% for the first nine months of 2006, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 12.0% for the first nine months of 2007, compared to 13.3% for the first nine months of 2006 as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 15.6% for the first nine months of 2007 from 18.5% for the first nine months of 2006, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Medicare Part D

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Direct and assumed premium	$178,283	$145,976	$450,024	$405,468
Risk corridor adjustment	(62,917)	(43,517)	(12,532)	(38,188)

Direct and assumed premium after risk corridor adjustment	115,366	102,459	437,492	367,280
Ceded premiums	(41,558)	(50,391)	(200,089)	(180,966)

Net premiums	73,808	52,068	237,403	186,314
Other Part D income—PDMS	12,788	13,971	39,111	36,645

Total Part D revenue	86,596	66,039	276,514	222,959
Net investment and other income	1,403	873	3,745	2,026

Total revenue	87,999	66,912	280,259	224,985

Pharmacy benefits	50,969	34,790	210,140	165,089
Amortization of intangible assets	404	—	403	—
Commissions and general expenses, net of allowances	13,032	7,838	31,934	22,311

Total benefits, claims and other deductions	64,405	42,628	242,477	187,400

Segment income	$23,594	$24,284	$37,782	$37,585

        During the third quarter, there were changes in estimates associated with our 2006 Medicare Part D reconciliations. These were mainly a result of additional submissions of prescription drug costs or "PDE' data to CMS, and finalization of the 2006 membership adjustments between plans. This additional information impacted our estimates of certain subsidies from CMS and claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies with the resulting impact on the risk corridor calculation for 2006. This improved our earnings by $5.4 million, before our 50% quota share reinsurance. The net impact, after our 50% quota share reinsurance was $2.7 million.

        Membership.    A discussion of the accounting for Part D is included in Note 2—Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We based our membership for Part D on enrollment information provided by CMS which indicated that, as of September 30, 2007, approximately 496,000 members were enrolled in our Prescription Pathway PDPs for which we were paid by CMS, an increase of 11% over September 30, 2006 membership levels. The 2007 membership includes approximately 472,000 members in our PDPs that we participate in on a 50% basis and 24,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. In addition, the acquisition of MemberHealth and its Community CCRx portfolio increased our Part D membership by 1,167,000 members to a total of approximately 1,663,000 members at September 30, 2007.

        With regard to our Prescription Pathway business, the enrollment information provided by CMS for the third quarter of 2006 indicated that, as of September 30, 2006, approximately 445,000 members were enrolled in our PDPs for which we were paid by CMS, including approximately 422,000 members in our PDPs that we participate in on a 50% basis and 23,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. As a result of the continuing reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of September 30, 2007 is likely to be material.

  Three months ended September 30, 2007 and 2006

        The Medicare Part D income decreased by $0.7 million, or 3%, compared to the third quarter of 2006. This reflects a decrease of $6.6 million on Prescription Pathway business, partially offset by a profit of $5.9 million as a result of the MemberHealth acquisition.

        Revenues.    Direct and assumed premium increased by $32.3 million, or 22%, compared to the third quarter of 2006. This increase was driven by the MemberHealth acquisition, which generated $36.4 million of direct and assumed premium, offset by a $4.1 million decrease in direct and assumed premium on Prescription Pathway business. This decline is due to a 13% decrease in the average per member per month premium due to more competitive pricing of our PDP products partially offset by the 11% increase in member months for the quarter. The change in the government risk corridor adjustment decreased revenue by $19.4 million, compared to the third quarter of 2006. This decrease includes $5.4 million from MemberHealth and $14.0 million from Prescription Pathway business and is primarily the result of the 2006 Medicare Part D reconciliations. Ceded premium declined $8.8 million from the same period last year in relation to the decline in net premiums on Prescription Pathway business. Ceded reinsurance on the MemberHealth business is minimal. Other Part D revenue represents our share in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line in income from continuing operations. See reconciliation of segment revenues in Note 15—Unconsolidated Subsidiary of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $16.2 million or 47% over the third quarter of 2006. The MemberHealth acquisition contributed $21.2 million of benefits, partially offset by a decrease on Prescription Pathway business of $5.0 million or 14% over the third quarter of 2006. With respect to this business, the changes in estimates associated with our 2006 Medicare Part D reconciliations resulted in a reduction of benefits by $15.3 million. Excluding the reduction of benefits due to the change in estimates associated with our 2006 Medicare Part D reconciliations, our claim costs increased $10.3 million. The ratio of incurred prescription drug benefits to net premium for the third quarter of 2007 was 69.1% compared to 66.8% for the third quarter of 2006. Part D benefit designs result in Plans sharing in a greater portion of the responsibility for total pharmacy costs in the early stages of a member's plan period and less in the later stages. Based on the coverage provided, we anticipate that results for our Part D business will be seasonal, with higher loss ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the loss ratios are partially offset as a result of the risk corridor adjustments. Commissions and general expenses increased by $5.2 million, or 66.3% over the same period in 2006. $3.5 million relates to MemberHealth and the balance of $1.7 million relates to Prescription Pathway business as a result of the increase in the membership.

  Nine months ended September 30, 2007 and 2006

        The Medicare Part D income increased by $0.2 million, or 1%, compared to the first nine months of 2006. This reflects a decrease of $5.7 million on Prescription Pathway business, partially offset by a profit of $5.9 million on MemberHealth's business since the date of acquisition.

        Revenues.    Direct and assumed premium increased by $44.6 million, or 11% over the first nine months of 2006. This growth resulted primarily from the MemberHealth acquisition, which generated $36.4 million of direct and assumed premium, as well as an $8.2 million increase in direct and assumed premium on Prescription Pathway business. This increase is due to an 18% increase in member months for the first nine months of 2007, partially offset by a 14% decrease in the average per member per month premium due to more competitive pricing of our PDP products. The change in the government risk corridor adjustment added $25.7 million to revenue, as compared to the first nine months of 2006. This increase includes $3.1 million from Prescription Pathway business primarily due to the clarification of the CMS guidance regarding direct and indirect remuneration ("DIR") and as a result of changes in estimates associated with the 2006 Medicare Part D Reconciliations partially offset by a $5.4 million negative adjustment from MemberHealth. Ceded premium declined $19.1 million from the same period last year in relation to the decline in net premiums on Prescription Pathway business. Ceded reinsurance on the MemberHealth business is minimal. Other Part D revenue represents our share in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line in income from continuing operations. See the reconciliation of segment revenues in Note 15—Unconsolidated Subsidiary of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

        Benefits, Claims and Expenses.    Pharmacy benefit increased by $45.1 million or 27% over the first nine months of 2006. The MemberHealth acquisition contributed $21.2 million of benefits, while Prescription Pathway business had an increase of $23.9 million or 14.5% over the first nine months of 2006. During the second quarter, CMS clarified their guidance regarding the treatment of DIR relative to catastrophic reinsurance claims. Previously, only rebates were netted against the claim costs that were subject to the government's catastrophic reinsurance. Pursuant to the new guidance, other DIR must also be netted against those claim costs to determine the amount the government will cover. With respect to Prescription Pathway business, this increased claims costs, net of our 50% quota share reinsurance, by approximately $7.0 million, including $5.8 million relating to 2006. The increase in claims costs was partially offset by an increase in the risk corridor adjustment. The clarification of the CMS guidance added approximately $7.0 million, net of our 50% quota share reinsurance with respect to the Prescription Pathway business. Additionally, changes in estimates associated with our 2006 Medicare Part D reconciliations resulted in a reduction of benefits by $14.9 million, net of our 50% quota share, with the balance of the increase due to an increase in membership. The ratio of incurred prescription drug benefits to net premium for the first nine months of 2007 was 91.4% compared to 88.6% for the first nine months of 2006. Part D benefit designs result in plans sharing in a greater portion of the responsibility for total pharmacy costs in the early stages of a member's plan period and less in the later stages. Based on the coverage provided, we anticipate that results for our Part D business will be seasonal, with higher loss ratios in the first and second quarters, decreasing in the third and fourth quarters. Changes in the loss ratios are partially offset as a result of the risk corridor adjustments. Commissions and general expenses increased by $9.6 million, or 43% over the same period in 2006. $3.5 million relates to MemberHealth and the balance of $6.1 million relates to Prescription Pathway business as a result of the increase in the membership.

Segment Results—Specialty Health Insurance

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$107,451	$100,217	$307,211	$289,975
Ceded	(89,286)	(80,612)	(251,322)	(230,303)

Net premiums	18,165	19,605	55,889	59,672
Net investment income	5,441	4,792	16,052	13,846
Other income	85	255	231	349

Total revenue	23,691	24,652	72,172	73,867

Policyholder benefits	16,553	15,830	49,607	50,134
Change in deferred acquisition costs	321	(541)	490	(1,594)
Commissions and general expenses, net of allowances	6,993	5,535	17,354	17,148

Total benefits, claims and other deductions	23,867	20,824	67,451	65,688

Segment (loss) income	$(176)	$3,828	$4,721	$8,179

  Three months ended September 30, 2007 and 2006

        Our Specialty Health Insurance segment income decreased by $4.0 million compared to the third quarter of 2006, primarily as the result of an increase to claim costs and higher commissions and general expenses during the third quarter of 2007.

        Revenues.    Direct premium increased by $7.2 million, compared to the third quarter of 2006, as a result of an increase in premium related to the PharmaCare Re reinsurance agreement for the State of Connecticut employees. These premiums are 100% ceded, thus there is no effect on net premium. Net premiums declined by approximately $1.4 million, or 7%, compared to the third quarter of 2006, primarily as a result of a decline of $1.1 million in our U.S. fixed benefit accident and sickness line.

        Net investment income increased by approximately $0.6 million, or 14%, compared to the third quarter of 2006 primarily as a result of an increase in portfolio yields.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $0.7 million, or 5%, compared to the third quarter of 2006.. As a result, the loss ratio for the segment was 91.1% for the third quarter of 2007 compared to 80.7% for the third quarter of 2006. This higher loss ratio was offset in part by a decline in benefits of $1.2 million due to the decline in net premium. There was net amortization of deferred acquisition costs in the third quarter of 2007 compared to an increase in deferred acquisition costs in the third quarter of 2006, an increase to expense of $0.9 million, primarily due to an increase in amortization during the third quarter of 2007 as compared to the third quarter of 2006.

        Commissions and general expenses increased by $1.5 million, or 26%, compared to the third quarter of 2006, primarily as a result of higher net commissions.

  Nine months ended September 30, 2007 and 2006

        Our Specialty Health Insurance segment income decreased by $3.5 million, or 42%, compared to the first nine months of 2006, primarily as the result of an increase in claim costs and net amortization of deferred costs in the first nine months of 2007 compared to an increase in deferred acquisition expenses for the first nine months of 2006, partially offset by higher net investment income.

        Revenues.    Direct premium increased by $17.2 million, compared to the first nine months of 2006, as a result of an increase in premium related to the PharmaCare Re reinsurance agreement for the State of Connecticut employees. These premiums are 100% ceded, thus there is no effect on net premium. Net premiums declined by approximately $3.8 million, or 6%, compared to the first nine months of 2006, primarily as a result of a decline of $2.9 million in our U.S. fixed benefit accident and sickness line and $0.9 million in our long term care line.

        Net investment income increased by approximately $2.2 million, or 16%, compared to the first nine months of 2006 primarily as a result of an increase in portfolio yields.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $0.5 million, or 1%, compared to the first nine months of 2006. The decline in policy benefits combined with the decline in net premium revenue resulted in the medical loss ratio increasing to 88.8% for the first nine months of 2007 compared to 84.0% for the first nine months of 2006.

        There was net amortization of deferred acquisition costs in the first nine months of 2007 compared to an increase in deferred acquisition costs in the first nine months of 2006, an increase to expense of $2.1 million. This was primarily due to an increase in net amortization during the first nine months of 2007 as compared to the first nine months of 2006.

        Commissions and general expenses increased by $0.2 million, or 1%, compared to the first nine months of 2006.

Segment Results—Life Insurance and Annuity

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Premiums:
Direct and assumed	$19,377	$19,677	$58,527	$58,259
Ceded	(5,176)	(4,407)	(14,910)	(12,499)

Net premiums	14,201	15,270	43,617	45,760
Net investment income	11,050	10,054	32,568	29,450
Other income	334	143	772	298

Total revenue	25,585	25,467	76,957	75,508
Policyholder benefits	9,565	7,953	28,627	29,483
Interest credited to policyholders	4,265	4,503	13,292	13,713
Change in deferred acquisition costs	2,217	(1,534)	4,328	(4,467)
Amortization of intangible assets	114	50	236	248
Commissions and general expenses, net of allowances	5,659	8,450	18,199	25,686

Total benefits, claims and other deductions	21,820	19,422	64,682	64,663

Segment income	$3,765	$6,045	$12,275	$10,845

  Three months ended September 30, 2007 and 2006

        Segment income from our Life Insurance and Annuity segment decreased by $2.3 million compared to the third quarter of 2006, primarily as a result of less favorable mortality and net amortization of deferred costs in third quarter of 2007 compared to an increase in deferred acquisition expenses in the third quarter of 2006 partially offset by an increase in investment income and lower commissions and general expenses.

        Revenues.    Net premiums for the segment decreased by $1.1 million, or 7%, compared to the third quarter of 2006, primarily as a result of the decline of $0.5 million in our traditional life business due to the sale, in 2006, of our group life insurance business as well as an $0.8M increase in ceded premium on remaining business driven by a 2007 increase in the percentage ceded on several life insurance products.

        On September 30, 2006, we stopped issuing annuity products as we continue to focus more on providing health insurance alternatives to the growing senior market. Our agents sold $2.7 million of fixed annuities during the third quarter of 2006. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

        Net investment income increased by approximately $1.0 million, or 10%, compared to the third quarter of 2006, primarily as a result of an increase in portfolio yields.

        Benefits, Claims and Expenses.    Policyholder benefits incurred increased by $1.6 million, or 20%, compared to the third quarter of 2006. The decline in business reduced policyholder benefits by approximately $0.3 million and claim costs were higher by approximately $1.9 million as a result of less favorable mortality in the third quarter of 2007 compared to the third quarter of 2006. There was net amortization of deferred acquisition costs in the third quarter of 2007 compared to an increase in deferred acquisition costs in the third quarter of 2006, an increase to expense of $3.8 million. This was primarily due to lower production of new life insurance and annuity business during the third quarter of 2007, resulting in a lower level of acquisition costs to capitalize as compared to the third quarter of 2006. Commissions and general expenses, net of allowances decreased by $2.8 million, or 33%, compared to the third quarter of 2006, primarily due to the lower production levels of new life insurance and annuity business, as noted above.

  Nine months ended September 30, 2007 and 2006

        Segment income from our Life Insurance and Annuity segment increased by $1.4 million, compared to the first nine months of 2006, primarily as a result of an increase in investment income and lower commissions and general expenses partially offset by increased amortization of deferred acquisition costs.

        Revenues.    Net premiums for the segment decreased by $2.1 million, or 5%, compared to the first nine months of 2006, primarily as a result of the decline of $1.5 million in our traditional life business due to the sale, in 2006, of our group life insurance business.

        On September 30, 2006, we stopped issuing annuity product as we continue to focus more on providing health insurance alternatives to the growing senior market. Our agents sold $21.2 million of fixed annuities during the first nine months of 2006. Annuity deposits are not considered premiums for reporting in accordance with generally accepted accounting principles.

        Net investment income increased by approximately $3.1 million, or 11%, compared to the first nine months of 2006, primarily as a result of an increase in portfolio yields.

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $0.9 million, or 3%, compared to the first nine months of 2006. The decline in business reduced policyholder benefits by approximately $0.8 million. There was net amortization of deferred acquisition costs in the first nine months of 2007 compared to an increase in deferred acquisition costs in the first nine months of 2006, an increase to expense of $8.8 million. This was primarily due to lower production of new life insurance and annuity business during the first nine months of 2007, resulting in a lower level of acquisition costs to capitalize, partially offset by lower amortization on a smaller block of business, as compared to the first nine months of 2006. Commissions and general expenses, net of allowances decreased by $7.5 million, or 29%, compared to the first nine months of 2006, primarily due to the lower production levels of new life insurance and annuity business, as noted above.

Segment Results—Senior Administrative Services

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Affiliated fee revenue
Medicare supplement	$5,698	$6,897	$17,925	$21,524
Part D	6,249	5,398	18,584	15,297
Private Fee-for-service	5,293	—	13,004	—
Long term care	538	698	1,737	2,218
Life insurance	561	599	1,511	1,664
Other	2,313	707	6,392	2,133

Total affiliated revenue	20,652	14,299	59,153	42,836

Unaffiliated fee revenue
Medicare Advantage	2,813	—	7,879	—
Medicare supplement	1,419	1,614	4,435	5,205
Long term care	1,776	2,133	5,368	6,123
Non-insurance products	272	306	1,079	950
Part D	324	405	1,120	1,135
Other	33	2,316	115	6,786

Total unaffiliated revenue	6,637	6,774	19,996	20,199

Total revenue	27,289	21,073	79,149	63,035

Amortization of present value of future profits	110	124	330	370
General expenses	20,791	16,319	61,104	50,833

Total expenses	20,901	16,443	61,434	51,203

Segment income	$6,388	$4,630	$17,715	$11,832

        Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer. These fees amounted to $0.8 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively and $2.2 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively. These fees, together with the affiliated revenue, were eliminated in consolidation.

  Three months ended September 30, 2007 and 2006

        Segment income for our Senior Administrative Services segment increased by $1.8 million, or 38%, to $6.4 million for the third quarter of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

        Revenue increased by $6.2 million, or 30%, during the third quarter of 2007 compared to the third quarter of 2006. Affiliated service fee revenue increased by $6.3 million primarily as a result the growth in fees for the administration of our private fee-for-service business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada, which we have sold, and was offset by the decline in fees for the administration of our Medicare supplement business. Unaffiliated service fee revenue decreased by $0.1 million, due primarily to a reduction in services performed for unaffiliated Medicare supplement and long term care business, partially offset by an increase in additional administrative services performed for unaffiliated clients for Medicare Advantage business. General expenses for the segment increased by $4.5 million, or 27%, primarily attributed to the growth of the affiliated PFFS and Part D business.

  Nine months ended September 30, 2006 and 2007

        Segment income for our Senior Administrative Services segment increased by $5.9 million, or 50%, to $17.7 million for the first nine months of 2007, as compared to the same period of 2006. This increase is primarily the result of the growth in business administered.

        Revenue increased by $16.1 million, or 26%, during the first nine months of 2007 compared to the first nine months of 2006. Affiliated service fee revenue increased by $16.3 million primarily as a result the growth in fees for the administration of our private fee-for-service business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada, which we have sold, and was offset by the decline in fees for the administration of our Medicare supplement business. Unaffiliated service fee revenue decreased by $0.2 million, due primarily to a reduction in services performed for unaffiliated Medicare supplement and long term care business, partially offset by an increase in additional administrative services performed for unaffiliated clients for Medicare Advantage business. General expenses for the segment increased by $10.3 million, or 20%, primarily attributed to the growth of the affiliated PFFS and Part D business.

Segment Results—Corporate

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Interest	$4,869	$3,320	$13,232	$9,548
Amortization of capitalized loan origination fees	327	230	895	688
Early extinguishment of debt	913	—	913	—
Stock-based compensation expense	1,038	491	3,145	1,986
Other parent company expenses, net of revenues	925	1,950	5,284	5,639

Segment loss	$8,072	$5,991	$23,469	17,861

  Three months ended September 30, 2007 and 2006

        The loss from our Corporate segment increased by $2.1 million, or 35%, for the third quarter of 2007 compared to the third quarter of 2006. The increase was due primarily to the increase in interest costs, the cost associated with the early extinguishment of debt and the cost of stock based compensation, offset by an increase in net investment income. The increase in interest cost is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the same period of 2006. Our combined outstanding debt increased by $208.1 million to $375.0 million at September 30, 2007 from $166.9 million at September 30, 2006. The increase in the outstanding debt was due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 7.3% for the third quarter of 2007 compared to 7.7% for the third quarter of 2006. The weighted average interest rate on our other long term debt was 7.9% for the third quarter of 2007 compared to 8.0% for the third quarter of 2006. The early extinguishment of debt, in connection with the refinancing, resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt. Revenues at the Corporate segment, primarily net investment income, increased to $1.1 million for the third quarter of 2007 from $0.4 million for the third quarter of 2006 as a result of the capital raised from the issuance of debt and equity during 2007, that was retained at the parent company during the period and not yet used to fund the capital needs of the insurance subsidiaries. The increase in stock-based compensation resulted primarily from the award, in 2007, to officers and other employees made pursuant to a guideline approved by the compensation committee under which we seek to maintain ownership of five percent of the Company's equity by management and employees.

  Nine months ended September 30, 2007 and 2006

        The loss from our Corporate segment increased by $5.6 million, or 31%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due primarily to increases in interest costs, the cost associated with the early extinguishment of debt and the cost of stock based compensation, offset by an increase in net investment income. The increase in interest cost is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the same period of 2006, as noted above. The early extinguishment of debt, in connection with the refinancing, resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.. The increase in stock-based compensation resulted primarily from the award, in 2007, to officers and other employees made pursuant to a guideline approved by the compensation committee under which we seek to maintain ownership of five percent of the Company's equity by management and employees..

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

        We believe that our current cash position, the expected cash flows of our administrative service company, our senior managed care company, our PBM business, MemberHealth and the surplus note interest and principal payments from American Exchange can support our current parent company obligations. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

        To provide the cash and capital for our insurance company subsidiaries to support our growth and expansion initiatives in Medicare Advantage, we have used the proceeds from the sale of our Canadian operations and proceeds from the issuance of debt, equity and trust preferred securities. There can be no assurance as to our continued ability to access funds though the capital markets to support our growth and expansion initiatives.

2007 Credit Facility

        In connection with the MemberHealth transaction, as described in Note 4—Business Combinations to our Consolidated Financial Statements set forth above, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility (the "2007 Credit Facility") consisting of a $350 million term loan and a $150 million revolver. A portion of the proceeds from the refinancing was used to repay in full the amounts outstanding on the Amended Credit Facility and Revolving Credit Facility. Interest under the 2007 Credit Facility is currently based on LIBOR plus a spread of 75 basis points. In addition, the Company currently pays a commitment fee on the unutilized revolving loan facility at an annualized rate of 12.5 basis points. In accordance with the credit agreement for the 2007 Credit Facility, the spread and fee are determined based on the Company's consolidated leverage ratio and rating. Effective October 1, 2007, the interest rate on the term loan portion of the 2007 Credit Facility was 6.25%. The Company had not drawn on the revolving loan facility as of the date of this report.

        Our obligations under the 2007 Credit Facility are guaranteed by our subsidiaries, Heritage Health Systems, Inc. and MemberHealth LLC (collectively the "Guarantors") and if, and only if, a rating condition exists whereby the Company is either no longer rated by S&P or such rating falls below BBB-, this facility would be secured by substantially all of the assets of each of the Guarantors.

        The 2007 Credit Facility requires us and our subsidiaries to meet certain financial tests, including a minimum consolidated leverage ratio and a minimum risk based capital test. The 2007 Credit Facility also contains covenants, which among other things, under certain conditions, limit the incurrence of liens or additional indebtedness; investments; fundamental changes such as mergers, dissolution, consolidation, disposition of assets; restricted payments such as dividends by the Company; changing the nature of our business; transactions with affiliates; limitations on dividends by subsidiaries and other burdensome arrangements; use of proceeds; amendments of organization documents; accounting changes; prepayments of other indebtedness; restricted subsidiaries and other matters customarily restricted in such agreements. The 2007 Credit Facility contains customary events of default, including, among other things, payment defaults, breach of covenants or representations and warranties; cross-defaults to certain other indebtedness; certain events of bankruptcy and insolvency; judgment defaults and change of control.

        We incurred additional loan origination fees of approximately $4.7 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the 2007 Credit Facility. The early extinguishment of the Amended Credit Facility triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million.

        Principal repayments are scheduled to be made quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $333.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the 2007 Credit Facility:

2007 Credit Facility
(in thousands)
2007 (remainder of the year)	$875
2008	3,500
2009	3,500
2010	3,500
2011	3,500
2012	335,125

$350,000

Short Term Facility

        On January 18, 2007, we requested and received, from the administrative agent for the lenders under the amended credit facility and revolving credit facility, an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, we drew all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility had a maturity date of September 30, 2007 and bore interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate was 6.1%. On July 18, 2007, we repaid the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

Principal and Interest Payments

        We made regularly scheduled principal payments of $2.6 million during the nine months ended September 30, 2007 and $3.9 million during the nine months ended September 30, 2006, in connection with its credit facilities. We repaid the $87.9 million balance outstanding on our Amended Credit Facility in connection with the refinancing noted above.

        We paid interest of $6.2 million during the nine months ended September 30, 2007 and $5.2 million during the nine months ended September 30, 2006, in connection with our credit facilities.

Other Long Term Debt

        We have formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of our parent holding company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," we do not consolidate the trusts.

        In late March, 2007, we issued $50.0 million of trust preferred securities at a fixed interest rate of 7.7% pursuant to terms similar to our other trust preferred securities. On October 19, 2007, we gave notice to the administrative agent that we will be exercising our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032 on December 4, 2007. Please refer to our 2006 Annual Report on Form 10-K and Current Report on Form 8-K dated March 22, 2007 for certain information regarding the terms of the Junior Subordinated Debt.

        Separate subsidiary trusts of our parent holding company (the "Trusts") have issued a combined $125.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of September 30, 2007
	(In thousands)		(Basis points)
December 2032	$15,000	Fixed/Floating	400	(1)	6.7%
March 2033	10,000	Floating	400		9.4%
May 2033	15,000	Floating	420		9.8%
May 2033	15,000	Fixed/Floating	410	(2)	7.4%
October 2033	20,000	Fixed/Floating	395	(3)	7.0%
March 2037	50,000	Fixed/Floating	275	(4)	7.7%

	$125,000

(1)
Effective September, 2003, we entered into a swap agreement whereby we will pay a fixed rate of 6.7% in exchange for a floating rate of LIBOR plus 400 basis points. The swap contract expires in December 2007.

(2)
The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008 the rate will convert to a floating rate equal to LIBOR plus 410 basis points.

(3)
Effective April 29, 2004, we entered into a swap agreement whereby we will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expires in October 2008.

(4)
The rate on this issue is fixed at 7.7% for the first five years. On March 23, 2012, the rate will convert to a floating rate equal to LIBOR plus 275 basis points.

        We paid $3.8 million in interest in connection with the Junior Subordinated Debt during the three months ended September 30, 2007, and $2.8 million during the three months ended September 30, 2006.

Shelf Registration

        On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covers five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P. ("Capital Z"), our largest shareholder. The SEC declared the shelf registration statement effective in December 2004.

        The shelf registration statement enables us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offering pursuant to this registration statement will be established at the time of the offering. We plan to use the proceeds from any future offering under the registration statement for general corporate purposes, including, but not limited to, working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt. We will include a more detailed description of the use of proceeds of any specific offering of securities in the prospectus supplement relating to any particular offering.

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

  •
  the expected cash flows of our PBM subsidiary; and

  •
  surplus note principal and interest payments from American Exchange and Pyramid.

        In addition, we have access to funds under existing credit facilities. We have $150.0 million available under the revolving portion of our 2007 Credit Facility. In March of 2007, we drew down all $50 million available under our then-existing short-term Revolving Credit Facility to finance capital needs at our insurance company subsidiaries to support the growth of our business. We then repaid the entire $50.0 million balance on July 18, 2007, when it was determined that it was not immediately needed, using cash received in our May 2007 equity raise.

        We also have the ability, from time to time, to access the capital markets for additional capital. In March 2007 we issued $50 million of trust preferred securities. In addition, in connection with the

May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth (see Note 4—Business Combinations of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), we have issued preferred stock for aggregate proceeds of $350 million, at $20 per common equivalent share, to four private equity investment fund groups. We issued $100 million of these preferred securities during the second quarter of 2007and the balance in September 2007. There can be no assurance as to our actual future cash flows, from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives.

        Senior Administrative Services Company.    Liquidity for our Senior Administrative Services subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our Senior Administrative Services company exceed scheduled uses of cash and will result in amounts being available to pay dividends to our parent holding company.

        Senior Managed Care Company.    Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of our healthplan affiliates and services provided to the IPA's. Dividend payments by our healthplan affiliates to Heritage are subject to the approval of the insurance regulatory authorities of our healthplan affiliates' respective states of domicile. SCOT is not able to pay dividends during 2007 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds being available to pay dividends to our parent holding company.

        PBM Subsidiary.    Liquidity for our PBM subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our PBM subsidiary exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company.

        Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of September 30, 2007, the principal amount of the surplus note was $20.6 million. The note bears interest to our parent holding company at LIBOR plus 250 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange, by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $7.0 million during the nine months ended September 30, 2007 and $7.5 million during the nine months ended September 30, 2006. American Exchange paid interest on the surplus note of $1.6 million during the nine months ended September 30, 2007 and $2.1 million during the nine months ended September 30, 2006.

        On September 29, 2007, Pyramid issued a $30.0 million surplus note payable to our holding company. The note is repayable through annual principal payments beginning March 29, 2009, based on a schedule, provided that capital and surplus are sufficient to maintain risk based capital levels of 450% or greater. The surplus note can be pre-paid to the extent that Pyramid's risk based capital levels exceed 450%. The note bears interest to our parent holding company at a fixed rate of 7.7% for the term of the note.

        Our parent holding company made capital contributions to American Exchange amounting to $64.0 million during the first nine months of 2007. American Exchange made capital contributions of

$32.0 million to American Progressive and $32.0 million to Pyramid during the first nine months of 2007.

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

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of September 30, 2007 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $26 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        At September 30, 2007, we held cash and cash equivalents totaling $859 million and fixed maturity securities that could readily be converted to cash with carrying values and fair values of $1.2 billion. In addition, our insurance company subsidiaries have cash totaling approximately $135 million for the operation of our PDPs that cannot be used for other lines of business or general corporate purposes.

        The net yield on our cash and invested assets was 5.4% for the nine months ended September 30, 2007, and was 5.3% for the nine months ended September 30, 2006. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At September 30, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $399.0 million at September 30, 2007 and $242.9 million at December 31, 2006. For the nine months ended September 30, 2007, our U.S. insurance subsidiaries generated a statutory net income of $69.6 million. For the nine months ended September 30, 2006, our U.S. insurance subsidiaries generated statutory net income of $18.9 million.

        Our health plan affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus and are also subject to RBC requirements. At September 30, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our health plan affiliates was $58.9 million at September 30, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $10.1 million for the nine months ended September 30, 2007 and $12.0 million for the nine months ended September 30, 2006.

Investments

        Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. Such laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our United States subsidiaries, except for the portfolios of Pyramid Life, SelectCare of Texas, L.L.C. and certain floating rate portfolios, which are managed by Hyperion Capital. We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by Standard & Poor's Corporation ("S&P") or Baa3 or higher by Moody's Investor Service ("Moody's"). As of September 30, 2007, we held securities with an amortized cost of approximately $150 million with exposure to sub-prime mortgages. The market value of these securities was $132 million at September 30, 2007, representing approximately 6% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P rating of AA+ and none of these securities have experienced credit downgrades, although two securities we own with an amortized cost of approximately $18 million have been placed on negative watch by Moody's.

        As of September 30, 2007, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's. There were no non-income producing fixed maturities as of September 30, 2007. We did not write down the value of any fixed maturity securities during the nine months ended September 30, 2007 or 2006. A write-down of the value of a fixed maturity security would represent our estimate of an other than temporary decline in value and would be included in net realized gains and losses on investments in our consolidated statements of operations.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of other recent and pending accounting pronouncements is provided in Note 2 of the consolidated financial statements in the Annual Report on Form 10-K under the caption "Future Adoption of Accounting Standards." We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

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

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising or volatile interest rates, or both. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our insurance liabilities generally arise over relatively long periods of time, which typically permits ample time to prepare for their settlement.

        Certain classes of mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust our investment portfolio mix to mitigate this risk.

        We regularly conduct various analyses to gauge the financial impact of changes in interest rate on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2007, and with all other variables held constant. A 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of our fixed income investments of $42 million and a 200 basis point increase in market interest rates would result in an $87 million decrease. Similarly, a 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of our fixed income investments of $42 million and a 200 basis point decrease in market interest rates would result in an $81 million increase.

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

        We regularly conduct various analyses to gauge the financial impact of changes in interest rate on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes scenarios with increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended

September 30, 2007, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2007
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan payable	7.31%	$123.8	$1.9	$0.9	$(0.9)	$(1.9)
Other long term debt	9.60%	$25.0	0.4	0.2	(0.2)	(0.4)

Total			$2.3	$1.1	$(1.1)	$(2.3)

        As noted above, we have fixed the interest rate on $100 million of our $475 million of total debt outstanding, leaving $375 million of the debt exposed to rising interest rates. As of September 30, 2007 we had approximately $859 million of cash and cash equivalents (excluding cash for the operation of our PDPs). We anticipate that any increase in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase in the net investment income from our cash and cash equivalents.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

        On July 18, 2007, we fully paid off the $50.0 million balance on our short term revolving credit facility, that is included in the Loan payable line in the analysis above. Additionally, we refinanced our loan payable in connection with the MemberHealth transaction. As a result of the refinancing that closed on September 21, 2007, the amount outstanding on the term portion of our credit facility, also included in the Loan payable line in the analysis above, increased to $350 million from $88 million. See Note 4—Business Combinations and Note 10—Loan Payable included in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on this transaction.

ITEM 4—CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        During the third quarter of 2007, the Company acquired MemberHealth. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating the internal controls of MemberHealth. However, the Company anticipates that the acquired operations referred to above will be excluded from management's annual assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

  Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, other than the MemberHealth acquisition discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting the Company, please see Note 13—Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Part I- Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described in the Current Report on Form 8-K dated November 9, 2007 and under the caption "Part I- Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, both of which are incorporated into this Part II—Item 1A—Risk Factors by reference. The occurrence of any of these risks and uncertainties could materially adversely affect our business, prospects, financial condition or results of operations. Additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial could also materially adversely affect our business, prospects, financial condition or results of operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of Equity securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2007 — July 31, 2007	—	—	—	984,472
August 1, 2007 — August 31, 2007	—	—	—	984,472
September 1, 2007 — September 30, 2007	—	—	—	984,472

Total	—		—

Recent Sales of Unregistered Securities

        None, except as previously disclosed in Current Reports on Form 8-K.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the third quarter of 2007.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on August 23, 2007. The following describes the actions taken at the Annual Meeting.

        Issuance of Common Stock Pursuant to the Merger Agreement and the Issuance of the Series A Preferred Stock and Series B Preferred Stock Issuable Pursuant to the Stage 2 Securities Purchase Agreement. At the Annual Meeting, the proposal for the issuance of common stock pursuant to the MemberHealth merger agreement and the issuance of the Series A Preferred Stock and Series B Preferred Stock issuable pursuant to the Stage 2 Securities Purchase Agreement was approved. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
52,846,225	348,889	41,966	3,440,626

        Amendment of our Certificate of Incorporation to Increase the Number of Authorized Shares of our Common Stock, Increase the Authorized Shares of our Preferred Stock and Approve a Class of Non-Voting Common Stock. At the Annual Meeting, the proposal for the amendment of our certificate of incorporation to increase the number of authorized shares of our common stock, increase the authorized shares of our preferred stock and approve a class of non-voting common stock was approved. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
52,717,622	475,364	44,094	3,440,626

        Election of Directors.    At the Annual Meeting, nine nominees were re-elected to serve as members of the Company's Board of Directors until the Company's 2008 annual meeting of shareholders, or until their successors are duly elected and qualified. The tabulation of votes for each of the nominees was as follows:

	Number of Votes
Nominee
	For	Withheld
Barry W. Averill	56,275,902	401,804
Richard A. Barasch	56,172,762	504,944
Bradley E. Cooper	56,184,349	493,357
Mark M. Harmeling	56,173,172	504,534
Linda H. Lamel	56,292,572	385,134
Eric W. Leathers	56,414,448	263,258
Patrick J. McLaughlin	56,407,812	269,894
Robert A. Spass	56,116,479	561,227
Robert F. Wright	55,965,770	711,936

        In connection with the acquisition of MemberHealth, Universal American's board of directors expanded to 13 members from its prior size of nine, with the investors party to the shareholders agreement relating thereto having the right to nominate six directors. Charles E. Hallberg, President and CEO of MemberHealth, Matthew Etheridge of Perry Capital, Mark Gormley of Lee Equity Partners and Sean M. Traynor of Welsh, Carson have joined the board as four of these designees. Robert A. Spass and Eric. W. Leathers of Capital Z are remaining on the board as two of these designees. Bradley Cooper of Capital Z has departed from the board in connection with the transaction. On October 25, 2007, the board elected Sally W. Crawford to fill the remaining board seat that had been open due to the recent retirement of Bertram Harnett.

        Ratification of the Election of Independent Auditors.    At the Annual Meeting, the proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2007 was approved. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
56,615,825	52,427	9,454	—

        Amendment of the Universal American Financial Corp. 1998 Incentive Compensation Plan. At the Annual Meeting, the proposal for the amendment of the Universal American Financial Corp. 1998 Incentive Compensation Plan was approved. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
41,776,391	11,448,362	12,327	3,440,626

        Amendment to our Certificate of Incorporation to Change our Name.    At the Annual Meeting, the proposal to permit the amendment of our certificate of incorporation to change our name to Universal American Corp. was approved. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
56,384,813	286,517	6,376	—

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).
3.1
Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-62036) filed on July 11, 2001, and incorporated by reference herein).
3.2
Amendment No. 1 to the Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) for the quarter ended September 30, 2004, and incorporated by reference herein).
3.3
Amended and Restated By-Laws of Universal American Financial Corp. (filed as Exhibit A to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated August 13, 1999, and incorporated by reference herein).
3.4
Certificate of Amendment to Universal American's Certificate of Incorporation for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).
3.5
Certificate of Amendment to Universal American's Certificate of Incorporation for the Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).
4.1
Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.01 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).
4.2
Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.02 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).
4.3
Shareholders Agreement dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., UAFC, L.P., AAM Capital Partners, L.P., Chase Equity Associates, L.P., Richard A. Barasch and others (filed as Exhibit A of the Registrant's Current Report on Form 8-K dated August 13, 1999, and incorporated by reference herein).
4.4
Registration Rights Agreement, dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., Wand/Universal American Investments L.P. I., Wand/Universal American Investments L.P. II, Chase Equity Associates, L.P., Richard A. Barasch and others (filed as Exhibit A to the Registrant's Current Report on Form 8-K dated August 13, 1999, and incorporated by reference herein).

4.5
Guarantee Agreement, dated as of March 22, 2007, by Universal American Financial Corp., as Guarantor, and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 22, 2007, and incorporated herein by reference).
4.6
Indenture, dated as of March 22, 2007, between Universal American Financial Corp. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Debentures Due 2037 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 22, 2007, and incorporated herein by reference).
4.7*	Stockholders' Agreement, dated as of September 21, 2007, among Universal American Financial Corp. and securityholders listed on the signature pages thereto.
10.1
Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch (filed as Exhibit D to the Registrant's Current Report on Form 8-K/A dated March 14, 2001 and incorporated by reference herein).
10.2
Employment Agreement dated July 30, 1999, between Registrant and Gary Bryant (filed as Exhibit E to the Registrant's Current Report on Form 8-K/A dated March 14, 2001 and incorporated by reference herein).
10.3
Employment Agreement dated July 30, 1999, between Registrant and Robert Waegelein (filed as Exhibit E to the Registrant's Current Report on Form 8-K/A dated March 14, 2001 and incorporated by reference herein).
10.4
Employment Letter dated September 17, 2002, between the Company and Jason Israel (filed as Exhibit 10.17 to the Registrant's Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).
10.5
Employment Agreement dated March 9, 2004, by and among the Company, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to the Registrant's Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).
10.6	1998 Incentive Compensation Plan (filed as Annex A to the Registrant's Definitive Proxy Statement filed on Form 14A dated April 29, 1998, and incorporated herein by reference).
10.7
Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-120190) filed on November 3, 2004, and incorporated herein by reference).
10.8	Agent Equity Plan for Agents of Penn Union Companies (filed as Amendment 1 to the Registrant's Registration Statement on Form S-2, dated July 13, 2000, and incorporated herein by reference).
10.9
Agent Equity Plan for Regional Managers and Sub Managers of Penn Union Companies (filed as Amendment 1 to the Registrant's Registration Statement on Form S-2, dated July 13, 2000, and incorporated herein by reference).
10.10
Agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp., as amended (filed as Exhibit 10.1 to the Registrant's Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2003, dated December 23, 2003, and incorporated herein by reference).
10.11
Amended and Restated Credit Agreement dated as of May 28, 2004, among the Company, various lending institutions and Bank of America, N.A., as the Administrative Agent, the Collateral Agent and the L/C Issuer, (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 28, 2004, and incorporated herein by reference).

10.12
First Amendment to Amended and Restated Credit Agreement dated as of September 2, 2005 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
10.13
Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of December 30, 2005 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
10.14
Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of November 29, 2006, among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).
10.15
Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 18, 2007, and incorporated herein by reference).
10.16
Addendum II for Item 1A to agreement dated as of July 6, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp. (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).
10.17
Quota Share Reinsurance Agreement, dated September 30, 2005, among the Company and PharmaCare Captive Re, Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.18
Fourth Amendment dated March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
10.19
First Amendment dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
10.20
Stage 1 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).
10.21
Stage 2 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 7, 2007, and incorporated by reference herein).

10.22
Fifth Amendment to Amended and Restated Credit Agreement dated as of May 7, 2007, among Universal American Financial Corp., the Banks party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 15, 2007, and incorporated by reference herein).
10.23
Second Amendment to Credit Agreement dated as of May 7, 2007, among Universal American Financial Corp., the Banks party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated May 15, 2007, and incorporated by reference herein).
10.24
Fourth Amendment dated March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) filed May 10, 2007, and incorporated by reference herein).
10.25
First Amendment dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) filed May 10, 2007, and incorporated by reference herein).
10.26*
Credit Agreement dated as of September 18, 2007, among Universal American Financial Corp., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
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

UNIVERSAL AMERICAN FINANCIAL CORP.
November 9, 2007	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
November 9, 2007	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1—FINANCIAL STATEMENTS (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II
  ITEM 1A—RISK FACTORS
  ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
SIGNATURES