Form 10-K
period 2007-12-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2008-03-17
CIK 709878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file Number: 0-11321

UNIVERSAL AMERICAN CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2580136 (I.R.S. Employer Identification No.)

Six International Drive, Suite 190, Rye Brook, New York 10573
(Address of principal executive offices and zip code)

(914) 934-5200
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange, Inc.

         Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $450 million (based on the closing sales price of the registrant's common stock on that date). As of March 14, 2008, 72,120,395 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement in connection with its 2008 Annual Meeting of Stockholders (the "Proxy Statement"), scheduled to be held on May 22, 2008, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

TABLE OF CONTENTS

	Item	Description	Page
PART 1	1	Business	4
	1A	Risk Factors	32
	1B	Unresolved Staff Comments	67
	2	Properties	67
	3	Legal Proceedings	67
	4	Submission of Matters to a Vote of Security Holders	70
PART II	5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	71
	6	Selected Financial Data	72
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	75
	7A	Quantitative and Qualitative Disclosures about Market Risk	113
	8	Financial Statements and Supplementary Data	114
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	114
	9A	Controls and Procedures	115
	9B	Other Information	116
PART III	10	Directors and Executive Officers of the Registrant	117
	11	Executive Compensation	117
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	117
	13	Certain Relationships and Related Transactions	117
	14	Principal Accountant Fees and Services	117
Part IV	15	Exhibits and Financial Statement Schedules	118
		Signatures	123

        As used in this Annual Report on Form 10-K, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this Annual Report on Form 10-K, including, but not limited to, those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and certain oral statements made from time to time by representatives of the Company may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company's ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company assumes no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—BUSINESS

        Through its family of companies, Universal American Corp., which we refer to collectively with our subsidiaries as "we" or "us", or the "Company" or "Universal American," offers a broad array of health insurance and managed care products and services, primarily to the growing senior population. Our principal health insurance products for the senior market are Medicare Advantage, insured stand-alone prescription drug benefit plans pursuant to Medicare Part D, and Medicare supplement. We also provide administrative services for senior market insurance and non-insurance programs to both affiliated and unaffiliated insurance companies, and prescription benefit management, or PBM, services to seventeen state pharmacy assistance programs, or SPAPs, and offer PBM services and drug discount card programs through a number of group contracts.

        Collectively, our insurance subsidiaries are licensed or otherwise authorized to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia, and Puerto Rico, as well as some U.S. territories. Our managed care subsidiary operates Medicare Advantage coordinated care plans, known as health plans in Texas, Wisconsin and Oklahoma and private fee-for-service, known as PFFS plans in 47 states.

        We were incorporated under the laws of the State of New York on August 31, 1981. Effective December 3, 2007, we changed our corporate name from Universal American Financial Corp. to Universal American Corp. Also on December 3, 2007, our common shares began trading on the New York Stock Exchange or the NYSE under the new ticker symbol "UAM". Previously our common shares were traded on the NASDAQ Stock Market under the ticker symbol "UHCO." Our corporate headquarters are located at Six International Drive, Rye Brook, New York 10573 and our telephone number is (914) 934-5200. We make available free of charge on our Internet website at http://www.universalamerican.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission. You can read or copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of any materials we have filed electronically with the SEC may be accessed at the SEC's website: http://www.sec.gov.

Senior Market Opportunity

        We believe that attractive growth opportunities exist in providing a range of products, particularly health insurance, to the growing senior market. At present, more than 44 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers begin to turn 65. In addition, many large employers who traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, demonstrated the Federal government's commitment to increase the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans, known as Medicare Advantage, and the authorization of a subsidized prescription drug insurance benefit pursuant to Part D. Taken together, these conditions present significant opportunities for us to increase the sale of our products.

Our Strategy

        The principal components of our business strategy are to:

  •
  Build our senior health insurance and managed care business by offering the following products:

  •
  Medicare Advantage, including coordinated care plans ("HMO"), Private fee-for-service plans ("PFFS"), and Preferred Provider Organization plans ("PPO"),

  •
  Medicare Part D drug benefit; and

  •
  Medicare supplement;

  •
  Build distribution with an emphasis on expanding our Senior Solutions® brand and our career distribution;

  •
  Sell complementary senior market and specialty health products through our distribution networks;

  •
  Build our senior market administrative services business and pharmacy benefit management business; and

  •
  Continue to complement our internal growth through opportunistic acquisitions.

Our Operating Segments

        As a result of our acquisition of MemberHealth, Inc. on September 21, 2007 and the expansion of Medicare Advantage, we have modified the way we manage and report our business. Our Senior Managed Care—Medicare Advantage segment will remain unchanged and will include our Medicare Advantage HMO, PFFS and PPO businesses. We have split Part D from Senior Market Health and formed a new Part D segment to include both our Prescription PathwaySM product and MemberHealth's CommunityCCRx product. We have formed a new segment called Traditional Insurance which combines former Senior Market Health businesses, excluding Part D, with the former Specialty and Life & Annuity segments. The Senior Administrative Services segment will remain unchanged and we will continue to report the corporate activities of our holding company in a separate segment. Please see "Note 20—Business Segment Information" in our consolidated financial statements included in this Form 10-K for information regarding each segment's revenue, income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years.

  Senior Managed Care—Medicare Advantage

        We currently operate Medicare Advantage PFFS plans in 47 states and Medicare Advantage HMO plans in 10 counties in Texas, primarily in Southeastern Texas, 10 counties in Oklahoma and 4 counties in Wisconsin.

        Membership and Annualized Premium in Force.    The following table shows the total membership and annualized premium in force for our Medicare Advantage products:

	Membership			Annualized Premiums
	December 31,			December 31,
Senior Managed Care	2005	2006	2007	2005	2006	2007
	(in thousands)
PFFS plans	5,100	18,200	190,400	$36,200	$144,300	$1,567,500
HMO plans	24,900	35,400	46,000	$236,900	$367,100	$499,500

Total	30,000	53,600	236,400	$273,100	$511,400	$2,067,000

        Medicare Advantage—PFFS Plans:    Our PFFS plans are known as "Today's Options." They are offered under contracts with the Center for Medicare & Medicaid Services," known as CMS, and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in certain counties or for certain enhanced products.

        As of December 31, 2007, we offered PFFS plans in a total of 35 states through our career and independent agents, up from 15 states at December 31, 2006. We will offer PFFS plans in a total of 47 states in 2008.

        Medicare Advantage—HMO plans:    Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in connection with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products.

        We distribute our Medicare Advantage plans through employed sales representatives, HMO career representatives, Senior Solutions® Centers and independent brokers. We operate plans in 12 counties in Houston and southeastern Texas through SelectCare of Texas, which had approximately 38,500 members enrolled at December 31, 2007, representing approximately $430 million of annualized premium in force. We have expanded our Medicare Advantage HMO operations to locations outside of Southeastern Texas. In 2006, we began to offer HMO plans in three counties in Florida and in 2007, we added two additional counties in Florida, two additional counties in the greater Houston service area, two counties in North Texas and four counties in Wisconsin. Effective January 1, 2008, we terminated the plans operating in Florida.

  Medicare Part D

        In 2006, we began to offer a stand-alone prescription drug benefit pursuant to Part D through our Prescription PathwaySM product. On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager, or PBM, and sponsor of CommunityCCRx, a national Medicare Part D plan with 1.2 million members as of the date of acquisition. Prior to the acquisition, MemberHealth was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth has more than 60,000 pharmacies in its pharmacy network and covers 98 of the top 100 medications taken by Medicare beneficiaries.

        Membership and Annualized Premium In Force.    The following table shows the total membership and annualized premium in force for our Medicare Part D products:

	Membership			Annualized Premiums
	December 31,			December 31,
Senior Managed Care	2005	2006	2007	2005	2006	2007
	(in thousands)
Prescription PathwaySM plans(1)	—	432.2	479.9	$—	$563,400	$539,200
CommunityCCRxSM plans(2)	—	—	1,164.0	—	—	1,439,300
Other plans(3)	—	23.7	25.0	—	9,900	9,000

Total	—	455.9	1,668.9	$—	$573,300	$1,987,500

(1)
We began enrolling members in our Prescription PathwaySM plans in January 2006.

(2)
We acquired MemberHealth on September 21, 2007.

(3)
Part D business assumed on a 33 1/3% basis from Arkansas BCBS (contract terminated effective January 1, 2008).

        Medicare Part D.    Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone prescription drug benefit plans pursuant to Part D, known as Prescription Drug Plans or PDPs. A portion of the premium for this insurance is paid by the Federal government, and the balance is paid by the individuals who enroll. The Federal government supports Part D through a combination of direct subsidies of premium, risk adjustors, stop-loss reinsurance and risk corridors. Further, the Federal government will provide additional subsidies to Medicare beneficiaries who also qualify for Medicaid, known as dual eligible beneficiaries or dual eligibles, and other low income subsidy or LIS beneficiaries. Our revenue from CMS and the PDP members are determined from the bids we submit annually to CMS. These revenues also reflect the health status of the members and the risk sharing provisions in our PDP contracts with CMS. We recognize premium revenue over the period of time we provide Part D benefit coverage to our members. For low income members we receive monthly premium payments from both CMS through the direct subsidy and low income premium subsidy and we receive direct premium payments from the members for the member's portion of the premium.

        CMS automatically assigns dual eligible beneficiaries who do not enroll themselves in a PDP on a pro rata basis among the PDPs which submitted bids below the applicable regional benchmarks for standard plans.

        Medicare beneficiaries who qualify for the LIS can choose to enroll in the PDP of their choice. CMS automatically assigns those beneficiaries who qualify for this subsidy but do not so enroll to one of the PDPs whose bids for the standard product were below the applicable regional benchmark.

        Our stand-alone PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year, or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

        We also participated, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield, known as BCBS, and PharmaCare Re. The contract for this participation terminated as of January 1, 2008 and the business reverted back to BCBS.

        MemberHealth Plans.    Our MemberHealth subsidiary has a multi-year strategic alliance with the National Community Pharmacists Association, or NCPA, which provides broad exclusive outreach and communications for our MemberHealth PDPs to NCPA's independent pharmacy membership. Our alliance with NCPA, and its more than 25,000 independent pharmacy members, provides us with direct access to the largest community pharmacy network in the U.S. These NCPA member pharmacies make up over one-third of our MemberHealth pharmacy network, which totals over 62,000 pharmacy locations, and, in 2007, accounted for approximately 60% of the prescriptions filled under our MemberHealth PDPs.

        We market MemberHealth's stand-alone PDP offerings under the name Community CCRxSM in all CMS regions where this PDP is offered. These plans offer basic coverage with benefits mandated by the MMA, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. As of December 31, 2007, we had approximately 1.2 million members enrolled in our MemberHealth PDPs. As part of the acquisition, the Part D business of MemberHealth was novated into two of our insurance subsidiaries that are approved by CMS to sponsor PDPs.

        Prescription PathwaySM Plans.    In March 2005, we entered into a strategic alliance with Caremark Rx, Inc. ("Caremark"), formerly PharmaCare Management Services, Inc., a third party pharmacy benefits manager, or PBM, and wholly-owned subsidiary of CVS Caremark Corp. ("CVS"). Caremark is the fourth largest PBM in the nation, covering more than 30 million lives. The essential elements of the strategic alliance are:

  •
  Two of our insurance subsidiaries are approved by CMS to sponsor PDPs, in 32 of the 34 regions designated by CMS, thereby becoming eligible to offer the Medicare-approved plans in those regions.

  •
  Our PDPs have contracted with Caremark to provide the full range of PBM services required to operate the PDPs.

  •
  A subsidiary of Caremark agreed to reinsure approximately half of the risk assumed by our PDPs.

  •
  CVS pharmacy stores have assisted in the marketing of our PDPs on a non-exclusive basis in accordance with the rules established by CMS.

  •
  The parties created Part D Management Services, L.L.C., known as PDMS, which is owned 50% by us and 50% by Caremark to perform marketing and risk management services on behalf of our PDPs.

        In 2007, the standard bids of our Prescription PathwaySM PDPs were below the applicable regional benchmark in 26 of the CMS designated regions thus making us eligible to receive auto-assignment of the dual eligibles in those regions. Dual eligible beneficiaries can change their PDP each month, and some of these beneficiaries have already changed plans. As a result, there can be no assurance that the dual eligible beneficiaries who are automatically assigned to us will stay in our PDPs or that they will be profitable.

        In February 2008, Universal American and Caremark entered into an agreement to terminate their strategic alliance covering the Prescription PathwaySM Medicare Part D prescription drug plan program as of January 1, 2009, subject to regulatory approvals. Upon dissolving the strategic alliance, Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance.

  Traditional Insurance

        Our Traditional Insurance segment combines the previously separately reported Medicare supplement and other senior health products, which we report in our Senior Market Health segment, Specialty Health and Life & Annuity segments. The products in this segment are designed primarily for the senior market and marketed through our Senior Solutions® career agency force and through our network of independent general agencies.

        Medicare supplement has historically been our primary Traditional Insurance segment product. Also included in this segment are fixed benefit accident and sickness disability and other health insurance products sold to the self-employed market, primarily by our career agents. The life insurance products that we currently sell are designed primarily for the senior market including "final expense" life insurance and asset accumulation life insurance. The "final expense" life insurance is reinsured 75% to 90% to unaffiliated reinsurers depending on the product. This segment also includes some products that we no longer sell, such as long term care and major medical insurance as well as previously produced or acquired term, universal life, and whole life insurance products and single and flexible premium fixed annuities.

        Annualized Premium In Force.    Total traditional health insurance product annualized premium in force on a gross basis before reinsurance and the net amount we retained after reinsurance, is as follows:

	Gross			Net
	Year ended December 31,			Year ended December 31,
In Force	2005	2006	2007	2005	2006	2007
	(In thousands)
Traditional Insurance
Medicare supplement and Other Senior Health	$572,200	$504,800	$419,300	$396,700	$363,400	$304,500
Accident & Sickness and Other Health(1)	59,100	55,100	50,600	57,200	53,400	49,300
Long Term Care	38,900	37,500	35,100	25,800	24,300	22,800

Total	$670,200	$597,400	$505,000	$479,700	$441,100	$376,600

Percentage retained				72%	74%	75%

(1)
Excludes annualized premiums in force for the State of Connecticut employee business, as it is 100% ceded to PharmaCare Re.

        Medicare supplement.    Medicare supplement insurance reimburses the policyholder for specified expenses, such as deductibles and co-pays, that are not covered by standard Medicare coverage. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program, as opposed to the more restrictive networks that exist in many Medicare Advantage products. In the past ten years, we have become a successful provider of Medicare supplement coverage. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

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

        Fixed Benefit Accident and Sickness.    Fixed benefit accident and health products provide three principal types of benefits:

  •
  Disability—fixed periodic payments to an insured who becomes disabled and unable to work due to an accident or sickness,

  •
  Hospital—fixed periodic payments to an insured who becomes hospitalized, and

  •
  Surgical—fixed single payments that vary in amount for specified surgical or diagnostic procedures.

Because the benefits we provide are fixed in amount at the time of policy issuance and are not intended to provide full reimbursement for medical and hospital expenses, payment amounts are not generally affected by inflation or the rising cost of health care services.

        Connecticut State Employees.    During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. The Company receives an underwriting fee of 1.5% of premium. Annualized premium for this program is approximately $325 million.

        Long Term Care.    As of the end of 2004, we ceased selling new long term care products. Previously, we had offered several long term care plans consisting of fully integrated plans and nursing home and home health care plans, which remain in force. These products typically are guaranteed renewable for the lifetime of the policyholder, which means that we cannot cancel the policy but can seek to increase premium rates on existing policies based upon our actual claims experience, subject to state regulatory approval and loss-ratio requirements. There are circumstances when regulatory approval is not given for adequate rate relief.

        Life Insurance.    We offer a line of low-face amount, simplified issue whole life products that are sold by our senior market independent agency and our career agency systems. We also market a line of interest sensitive whole life products that are designed for efficient asset transfer to beneficiaries. These products also offer acceleration of death benefit features that cover specified certain long term care expenses.

        New Business Production.    The following table shows the total new sales, consisting of issued annualized premiums of our traditional insurance products produced by our independent and career agency systems on a gross basis before reinsurance:

	Year ended December 31,
Production	2005	2006	2007
	(In thousands)
Traditional Insurance
Medicare Supplement and Other Senior Health	$62,695	$37,958	$16,707
Accident & Sickness and Other Health(1)	5,159	3,846	5,040
Life Insurance	24,521	16,259	11,853

Total	$92,375	$58,063	$33,600

    (1)
    Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

        Annuities.    As of September 30, 2006, we ceased selling annuity products. The annuity products sold prior to September 30, 2006 were primarily focused on the senior and retirement markets. Our current credited rates on our annuity products range from 2.5% to 5.5%. Minimum guaranteed interest rates on our annuity products range from 1.5% to 5.5%. We have the right to change the crediting rates at any time, subject to the minimums, and generally adjust them quarterly.

  Senior Administrative Services

        We have built our administrative services capabilities through internal development and acquisition. Through our wholly-owned subsidiary, CHCS Services, Inc., we provide outsourcing services to our affiliated insurance companies as well as unaffiliated companies that support insurance and non-insurance products, primarily for the senior market. Our Senior Administrative Services segment generated revenues of $107 million for the year ended December 31, 2007, of which $27 million was from nonaffiliates. Beginning January 1, 2008 specified services performed for affiliated private-fee-for-service business representing about $18 million of 2007 revenue, will be performed directly by the affiliated entities.

        We perform a full range of administrative services for senior market insurance and managed care products, primarily Medicare supplement, Medicare Advantage, Part D, senior life and long term care, for both affiliated and unaffiliated companies. We provide the following services:

  •
  policy underwriting and issuance,

  •
  policy billing and collection,

  •
  telephone verification,

  •
  policyholder services,

  •
  claims adjudication and payment,

  •
  clinical case management,

  •
  care assessment, and

  •
  referral to health care facilities.

We also provide the following full-service capabilities:

  •
  enrollment and policy issuance,

  •
  billing and reconciliation,

  •
  agent commission administration and payment,

  •
  comprehensive member services, and

  •
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

        We use multiple technologies and a national network of highly trained health care professionals to provide the administrative platforms for these products and services. We use the following technologies:

  •
  electronic claims processing,

  •
  imaging and workflow processes to ensure maximum efficiency in policy issue, and

  •
  integrated policy administration and claims processing.

Our proprietary network of registered nurses and social workers provides personalized support and care for our senior programs nationwide. In addition, our proprietary network of discount providers is an integral part of our geriatric care management services. We have a customer contact center that provides 24/7 access to our nurses on staff and can handle calls in several different languages.

        The following table shows the sources of our Senior Administrative Services revenue by type of product:

	For the year ended December 31,
	2005	2006	2007
	(In thousands)
Affiliated fee revenue
Medicare supplement	$30,602	$27,962	$23,342
Part D	—	20,887	25,057
Private fee-for-service	—	—	18,382
Long term care	2,641	2,869	2,234
Life insurance	3,005	2,170	2,169
Other	3,101	4,117	8,440

Total affiliated revenue	39,349	58,005	79,624

Unaffiliated fee revenue
Medicare Advantage	865	8,191	11,528
Medicare supplement	8,192	6,963	5,848
Long term care	8,204	8,269	7,020
Non-insurance products	1,461	1,303	1,426
Part D	—	1,475	1,345
Other	1,053	808	163

Total unaffiliated revenue	19,775	27,009	27,330

Total Administrative Services Revenue	$59,124	$85,014	$106,954

        Included in unaffiliated revenue are fees received to administer business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $2.8 million in the year ended December 31, 2007, $3.2 million in the year ended December 31, 2006, and $4.1 million in the year ended December 31, 2005. These fees, together with the affiliated revenue, were eliminated in consolidation.

  Corporate

        Our corporate segment reflects the debt service, a portion of senior executive compensation and compliance with regulatory requirements resulting from our status as a public company of our holding company.

Marketing and Distribution

        We distribute our Medicare Advantage and insurance products through our career agency system, and through a traditional independent general agency system. A direct sales force also markets certain of our Medicare Advantage products.

  Career Agency

        In order to maximize production from our career agency sales force, we focus on the sale of senior market insured and non-insured products through our Senior Solutions® program. Senior Solutions® is our registered brand for our portfolio of supplemental health and life insurance, asset protection and senior care service products we offer the senior market, primarily through our career companies, Pennsylvania Life Insurance Company and Pyramid Life Insurance Company. The career agency sales force also sells our PFFS and Part D products. As of December 31, 2007, our career field force had 215 Senior Solutions branch offices throughout the United States with approximately 3,100 agents.

        Since our acquisition of SelectCare of Texas, our Senior Solutions® offices in Southeastern Texas have sold our Medicare Advantage HMO product

        In addition, our career agency sales force distributes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance, to the self-employed market in the United States.

  Senior Market Independent Agents

        This field force focuses on the sale of the following senior market products:

  •
  Medicare Advantage,

  •
  Medicare Part D,

  •
  Medicare supplement,

  •
  Senior life insurance,

  •
  Acute Care, and

  •
  Senior dental products.

        These marketing organizations and general agencies typically recruit and train their own agents, bearing all of the costs incurred in connection with developing their organizations. We now sell our products through approximately 33,000 independent licensed agents in 35 states and plan to recruit more agents and expand into additional states.

  Significant Producers

        In 2007, one marketing organization produced 31.7% of our total annualized new sales, primarily PFFS plans. In 2006, one marketing organization produced 22.5% of our total annualized new sales, primarily health plans, one marketing organization produced 7.0% of our total annualized new sales, primarily PFFS plans and one marketing organization produced 5.3% of our total annualized new sales, primarily Medicare supplement. One marketing organization produced 7.4% of our total annualized new sales, primarily Medicare supplement and PFFS plans, in 2005. No other marketing organization or single agent produced more than 5.0% of our total annualized new sales in 2007, 2006 or 2005.

  Direct Distribution

        We also distribute the Medicare Advantage coordinated care plan products that we offer in the Texas, Oklahoma and Wisconsin markets directly to consumers through a full-time employee sales force.

  Part D

        Our Prescription PathwaySM products are distributed through our career agents system and through a traditional independent general agency system, as discussed above.

        Our MemberHealth subsidiary has secured a multi-year strategic alliance with the National Community Pharmacists Association, or NCPA, which provides broad exclusive outreach and communications for our MemberHealth PDPs to NCPA's independent pharmacy membership. Our alliance with NCPA, and its more than 25,000 independent pharmacy members, provides us with direct access to the largest community pharmacy network in the U.S. These NCPA member pharmacies make up over one-third of our MemberHealth pharmacy network, which totals over 62,000 pharmacy locations, and, in 2007, accounted for approximately 60% of the prescriptions filled under our MemberHealth PDPs.

        Additionally, we place career agents and independent licensed sales agents and CMS-approved marketing materials in many of our MemberHealth network pharmacies. We also have an independent sales agent force for the MemberHealth PDPs through a strategic relationship with Community Care Outreach Services LLC, or CCOS, an insurance marketing operation with approximately 35,000 independent licensed agents specializing in the sale of insurance and financial products to the senior market.

        In addition to marketing to individual Medicare eligible beneficiaries, we market MemberHealth PDPs to employer groups, unions and trusts through relationships with national insurance brokerage firms.

Geographical Distribution of Premium

        Through our insurance subsidiaries, we are licensed to market our products in all 50 states, the District of Columbia, and Puerto Rico and the U.S. Virgin Islands through a CMS waiver. Our managed care subsidiary operated Medicare Advantage coordinated care plans in Texas, Florida, Oklahoma and Wisconsin and PFFS plans in 35 states during 2007. The following table shows the geographical distribution of the direct cash premium and annuity deposits collected in thousands, as reported on a statutory basis to the regulatory authorities for the full year of 2007:

State/Region	Total(1)	% of Total	Repetitive Direct Cash Premium(1)	% of Premium	Annuity Deposits	% of Annuity
Texas	$610,853	19.2%	$610,676	19.2%	$177	16.2%
New York	285,158	9.0%	284,868	9.0%	289	26.5%
Florida	174,821	5.5%	174,682	5.5%	139	12.7%
Virginia	170,212	5.3%	170,060	5.3%	152	13.9%
Pennsylvania	168,559	5.3%	168,558	5.3%	1	0.1%
Indiana	151,520	4.8%	151,490	4.8%	30	2.8%

Subtotal	1,561,123	49.1%	1,560,334	49.1%	788	72.2%
All other	1,622,275	50.9%	1,621,971	50.9%	303	27.8%

Total	$3,183,398	100.0%	$3,182,305	100.0%	$1,091	100.0%

(1)
Excludes premiums for the State of Connecticut Employee business, as this is 100% reinsured by PharmaCare Re.

Total Business In Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force(1)
	December 31, 2006			December 31, 2007
	$	%	Members	$	%	Members
	(Dollars in millions, policies in thousands)
Senior Managed Care—Medicare Advantage
Private Fee-for-Service	$144.3	8.2%	18.2	$1567.5	33.9%	190.4
HMO Plans	367.1	21.0%	35.4	499.5	10.8%	46.0

Sub total	511.4	29.2%	53.6	2,067.0	44.7%	236.4

Medicare Part D
Prescription PathwaySM	563.4	32.2%	432.2	539.2	11.7%	479.9
CommunityCCRxSM	—	—%	—	1,439.3	31.1%	1,164.0
Other Plans	9.9	0.6%	23.7	9.0	0.2%	25.0

Sub total	573.3	32.8%	455.9	1,987.5	43.0%	1,668.9

Traditional Insurance
Medicare Supplement and Other Senior Health	504.8	28.8%	238.9	419.3	9.1%	186.6
Accident & Sickness and Other	55.1	3.2%	165.7	50.6	1.1%	152.0
Long Term Care	37.5	2.1%	20.2	35.1	0.7%	19.3

Sub total	597.4	34.1%	424.8	505.0	10.9%	357.9

Life Insurance and Annuity	67.3	3.9%	169.5	66.3	1.4%	163.3

Total	$1,749.4	100.0%	1,103.8	$4,625.8	100.0%	2,426.5

(1)
Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% reinsured by PharmaCare Re.

Account Values on Interest-Sensitive Products

        The following table shows the account values and policy counts for our interest-sensitive products before reinsurance. For these products, we earn income on the difference between investment income that we earn on our invested assets and interest credited to these account balances.

	As of December 31,
	2005	2006	2007
	(In thousands)
Annuities	$333,235	$321,075	$274,049
Interest-sensitive Life	162,513	164,114	160,810

Total	$495,748	$485,189	$434,859

Policies	44.7	42.9	39.9

Investments

        Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment obligations of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. These laws generally prescribe the nature, quality of and limitations on various types of investments that we may make. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts or other derivative securities.

        The following table summarizes the composition of our investment portfolio by carrying value (which represents fair value):

	December 31, 2006		December 31, 2007
	Carrying Value (Fair Value)	Percent of Total Carrying Value	Carrying Value (Fair Value)	Percent of Total Carrying Value
	(In thousands)
Fixed Maturity Securities:
U.S. Treasury securities and obligations of the U.S. government	$34,969	2.1%	$34,886	1.9%
Other political subdivisions	3,063	0.2%	5,536	0.3%
Government sponsored agencies	76,524	4.6%	98,724	5.4%
Mortgage-backed(1)	286,088	17.0%	371,328	20.5%
Asset-backed	244,483	14.6%	152,593	8.4%
Foreign securities	32,188	1.9%	29,641	1.6%
Investment grade corporates	421,399	25.1%	415,046	22.9%
Non-investment grade corporates	13,372	0.8%	17,095	0.9%

Total fixed maturity securities	1,112,086	66.3%	1,124,849	61.9%
Other Investments:
Policy loans	22,032	1.3%	21,560	1.2%
Other invested assets	1,725	0.1%	1,526	0.1%

Total invested assets	1,135,843	67.7%	1,147,935	63.2%
Cash and cash equivalents	542,130	32.3%	667,685	36.8%

Total cash and invested assets	$1,677,973	100.0%	$1,815,620	100.0%

(1)
Mortgage-backed includes GNMA and FMNA mortgage-backed securities.

        The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale	Carrying Value	Percent of Total Fixed Maturities
	(In thousands)
Due in 1 year or less	$80,065	7.1%
Due after 1 year through 5 years	319,343	28.4%
Due after 5 years through 10 years	153,932	13.7%
Due after 10 years	47,588	4.2%
Mortgage and asset-backed securities	523,921	46.6%

Total	$1,124,849	100.0%

        The following table shows the distribution of the ratings assigned by Standard & Poor's, a division of The McGraw-Hill Companies, Inc., to the securities in our portfolio of fixed maturity securities:

	December 31, 2006		December 31, 2007
Standard & Poor's Rating	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment	Carrying Value (Estimated Fair Value)	% of Total Fixed Investment
	(In thousands)
AAA	$417,465	37.5%	$548,217	48.7%
AA	297,006	26.7%	179,882	16.0%
A	289,156	26.0%	293,420	26.0%
BBB	95,087	8.6%	86,234	7.7%
BB	8,670	0.8%	8,748	0.8%
B	4,702	0.4%	4,430	0.4%
CCC	—	—	3,918	0.4%

Total	$1,112,086	100.0%	$1,124,849	100.00%

        At December 31, 2007 and 2006, approximately 98% and 99%, respectively, of our fixed maturity investments were rated "investment grade." "Investment grade" securities are those rated "BBB-" or higher by Standard & Poor's or "Baa3" or higher by Moody's Investors Service. We owned approximately $523.9 million of collateralized mortgage obligations secured by residential mortgages and asset-backed securities, as of December 31, 2007 compared to $530.6 million, as of December 31, 2006, representing approximately 46.6% of our fixed maturity portfolio as of December 31, 2007 and 47.7% of our fixed maturity portfolio as of December 31, 2006. Some classes of mortgage backed securities are subject to significant prepayment risk, because in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower rates. As a result, holders of mortgage backed securities may receive higher prepayments on their investments, which they may not be able to reinvest at an interest rate comparable to the rate paid on such mortgage backed securities.

        As of December 31, 2007, we held securities with par values of approximately $147 million with exposure to Subprime mortgages. The market value of these securities was $100 million at December 31, 2007, representing approximately 6% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P rating of AA+ and none of these securities have experienced credit downgrades, although twelve securities we own with an amortized cost of approximately $47 million have been placed on negative watch by Moody's or S&P.

        Fixed maturity securities with less than investment grade ratings had aggregate carrying values of $17.1 million as of December 31, 2007 and $13.4 million as of December 31, 2006, amounting to 1.5% of total fixed maturity investments as of December 31, 2007 and 1.2% of total investments as of December 31, 2006. These securities represented approximately 0.4% of total assets as of December 31, 2007 and 0.5% of total assets as of December 31, 2006. Our holdings of less than investment grade fixed maturity securities are diversified and the largest investment in any one such security as of December 31, 2007 was $6.6 million, which was approximately 0.2% of total assets. During the fourth quarter of 2007, we recognized other than temporary impairment in the value of certain of our securities with exposure to subprime mortgage totaling $41.0 million. We did not write down the value of any fixed maturity securities during 2006.

  Investment Income

        Investment income is an important part of our total revenues and profitability. We cannot predict the impact that changes in future interest rates or impairments will have on our financial statements. The following table presents the investment results of our total invested asset portfolio:

	Years ended December 31,
	2005	2006	2007
	(In thousands)
Total cash and invested assets, end of period	$1,272,343	$1,677,973	$1,815,620

Net investment income	$61,448	$75,459	$106,970

Yield on average cash and investments	5.0%	5.1%	5.4%

Net realized investment gains (losses) before taxes, including other-than-temporary declines in market value	$5,044	$4,818	$(40,178)

Reinsurance

        In the normal course of business, we reinsure portions of policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our senior market accident and health insurance products are generally reinsured under quota share coinsurance treaties, while our life insurance risks are generally reinsured under either quota share coinsurance or yearly-renewable term treaties. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for some policies whereby we limit our loss in excess of specified thresholds.

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2006				December 31, 2007
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(In millions)
Medicare Part D
Prescription PathwaySM	$563.4	$281.8	$281.6	50%	$539.2	$269.6	$269.6	50%
CommunityCCRxSM	—	—	—	—%	1,439.3	—	1,439.3	100%
Other Plans	9.9	—	9.9	100%	9.0	—	9.0	100%

Sub total	573.3	281.8	291.5	51%	1,987.5	269.6	1,717.9	86%

Traditional Insurance(1)
Medicare Supplement and Other Senior Health	504.8	141.5	363.3	72%	419.3	114.8	304.5	73%
Accident & Sickness and other	55.1	1.7	53.4	97%	50.6	1.3	49.3	97%
Long Term Care	37.5	13.2	24.3	65%	35.1	12.3	22.8	65%

Sub total	597.4	156.4	441.0	74%	505.0	128.4	376.6	75%

Life Insurance and Annuity	67.4	16.3	51.1	76%	66.3	20.9	45.4	68%

Total	$1,238.1	$454.5	$783.6	63%	$2,558.8	$418.9	$2,139.9	84%

(1)
Excludes annualized premiums in force for the State of Connecticut Employee business, as it is 100% ceded to PharmaCare Re.

        We have several quota share coinsurance agreements (as described above) in place with General Re Life Corporation and Hannover Life Re of America. General Re is rated "A++" and Hannover is rated "A" by A.M. Best Company, Inc. These agreements cover various accident and health insurance products, primarily Medicare supplement and long term care policies, written or acquired by us and contain ceding percentages ranging from 15% to 100%. Our retention on all new Medicare supplement sales has been 100% since January 1, 2004.

        During 2007, we ceded premiums of $580.3 million to PharmaCare Re, $67.8 million to General Re, $58.8 million to Hannover and $12.2 million to Swiss Re, representing 15%, 2%, 2% and 0.3% respectively of our total direct and assumed premiums. During 2006, we ceded premiums of $530.2 million to PharmaCare Re, $80.5 million to General Re, $74.1 million to Hannover and $12.4 million to Swiss Re, representing 28%, 4%, 4% and 1% respectively of our total direct and assumed premiums. During 2005, we ceded premiums of $96.2 million to General Re, $90.6 million to Hannover, and $12.0 million to Swiss Re, representing 9%, 8% and 1%, respectively, of our total direct and assumed premiums.

        Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2007, all of our primary reinsurers were rated "A" or better by A.M. Best, except for PharmaCare Re, which is unrated. We have secured a letter of credit from PharmaCare Re that we believe will adequately support the risks ceded. We do not know of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

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

  Reinsurance of Senior Managed Care—Medicare Advantage

        We reinsure our Medicare Advantage coordinated care and PFFS products on an excess of loss basis, which limits our per member risk to amounts ranging from $100,000 to $212,500.

  Reinsurance of Senior Market Health Insurance

        Historically, we reinsured much of our senior market health insurance business to unaffiliated reinsurers under quota share coinsurance agreements. In 2001, we began reducing the amount of premium that we ceded to reinsurers on new business, and we have retained all new Medicare supplement business written after January 1, 2004 has been 100%. Under the existing coinsurance agreements, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. As older, reinsured business lapses and we write new business that we do not reinsure, the overall percentage of business we retain will increase. As of December 31, 2007, the percentage of Medicare supplement business in force retained by us increased to 73%, as compared to 72% at the end of 2006.

  Reinsurance of Part D

        The PDPs sponsored by our subsidiaries other than our MemberHealth PDP business acquired in September 2007, are reinsured, on a 50% coinsurance funds withheld share basis, to PharmaCare Re. During 2007, there was approximately $255.3 million of ceded premium as a result of this agreement, compared with $237.4 million during 2006. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business ended as of January 1, 2008 under the termination provisions of the contract, Pennsylvania Life will receive a termination fee equal to two years of the estimated future reinsurance profits generated by the block of business.

  Reinsurance of Specialty Health Insurance

        We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our insurance specialty health segment. We reinsure our long term care business on a 50% quota share basis, except for the acquired long term care business written in Pennsylvania Life Insurance Company, and Union Bankers Insurance Company which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $250,000. For other long term care policies issued in the U.S. we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our major medical insurance policies to reduce the liability on individual risks to $325,000 per year.

  Reinsurance—Connecticut State Employees

        During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State. PharmaCare Re reinsures the risk under a 100% quota share contract. The Company currently receives an underwriting fee of 1.5% of premium. Annualized premium in force on this block of business is approximately $325 million. PharmaCare Re has provided a letter of credit to support amounts recoverable from PharmaCare Re in an amount equal to the total unpaid claims and claim reserves for this business, but no less than $35 million. The amount of this letter of credit was $35 million at December 31, 2007.

  Reinsurance of Life Insurance and Annuity

        We reinsure our senior life insurance products currently being issued under 75% quota share coinsurance agreements. We reinsure our whole life products currently being issued on a yearly renewable term basis for amounts in excess of $100,000.

Provider Arrangements

        Our network providers provide health care services to members enrolled in our Medicare Advantage coordinated care plans through a network of contracted providers, including physicians, and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities are:

  •
  ambulance services,

  •
  medical equipment services,

  •
  home health agencies,

  •
  mental health providers,

  •
  rehabilitation facilities,

  •
  skilled nursing facilities,

  •
  optical services, and

  •
  pharmacies.

        We use a wide range of systems and processes to organize and deliver needed health care services to our members. The key steps in this process are:

  •
  the careful selection of primary care physicians to provide overall care management and care coordination of members,

  •
  the selection of specialists usually by the primary care physicians,

  •
  contracting for the balance of needed services based on the preference and experience of the local physicians, and

  •
  arranging for the full range of medical management systems required to support the primary care and specialist physicians.

        We employ quality assessment and recredentialing programs to ensure that we meet target goals relating to the provision of quality patient care. The major medical management systems are:

  •
  an inpatient hospitalist program at contracted hospitals,

  •
  selected authorization of target services,

  •
  case management,

  •
  prescription drug management, and

  •
  disease management.

        Our hospitalist programs use either the patient's primary care physician or a specially-trained physician to manage the entire range of a member's medical care during hospital admissions and to coordinate the member's discharge and post-discharge care. In addition, we utilize on-site case managers at high volume hospitals. Upon initial enrollment, substantially all members complete a health risk assessment, which along with other available clinical and risk information permits the stratification of membership into categories of health risk. Members in higher risk categories receive enhanced clinical attention. We have integrated these various medical management systems through a care coordination information system to provide clinical and administrative information to support the medical management process. Our disease management programs target high risk specific medical conditions such as congestive heart failure, coronary artery disease, diabetes, and certain other conditions. Our special needs plans for institutionalized beneficiaries focus on the unique needs of this population. In our southeast Texas market, we have implemented a quality compensation program that measures quality process indicators of care related to prevention and disease specific metrics. We plan to implement this program in new markets in the future.

        Our health plans usually contract with hospitals based on Medicare's Diagnosis-Related Group or DRG methodology, which is an all-inclusive rate per admission. We generally contract with outpatient facilities on Medicare's Ambulatory Payment Classification or APC or Ambulatory Surgery Center or ASC methodology as appropriate, or a percentage of billed charges which approximates APC reimbursement. We generally contract with physicians and other providers are contracted on a capitation or fee-for-service basis, utilizing Medicare's Resource Based Relative Value Scale or RBRVS methodology. Under a capitation arrangement, a physician receives a monthly fixed fee for each member, regardless of the medical services the physician provides to the member. Our provider contracts with network primary care physicians, specialists and ancillaries generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. Either party generally may cancel the contracts without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Either party generally may cancel our hospital contracts without cause upon 90 days prior written notice.

Underwriting Procedures

        For our Traditional Insurance business, we base the premium we charge, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing individual life insurance policies, health insurance policies and annuity policies to individuals. We generally base these procedures on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, our insurance company subsidiaries employ an experienced professional underwriting staff.

        We review applications for insurance on the basis of the answers that the customer provides to the application questions. Where appropriate to the type and amount of insurance applied for and the applicant's age and medical history, we require additional information such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If necessary, we use investigative services to supplement and substantiate information. For some coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for on a standard basis, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for specified conditions, either permanently or for a period of time, or reject the application. For some of our coverages, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history. Under regulations promulgated by the NAIC and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from using medical underwriting criteria for our Medicare supplement policies for specified first-time purchasers and for certain disenrollees from Medicare Advantage plans. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in some circumstances, we may not reject the application due to medical conditions. For other prospective Medicare supplement policyholders, such as senior citizens who are purchasing our products, the underwriting procedures are limited based upon standard industry practices and state insurance regulations.

        In New York and some other states, some of our products, including Medicare supplement, are subject to guaranteed issue "community rating" laws that severely limit or prevent underwriting of individual applications. See the "Regulation" section of this document. Additionally, we are not permitted to underwrite for new members for our Medicare Advantage health plans or our PFFS plans pursuant to applicable regulations.

Reserves

        In accordance with applicable insurance regulations, we have established, and carry as liabilities in our statutory financial statements, actuarially determined reserves that we have calculated to satisfy our policy and contract obligations. We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, to be sufficient to satisfy policy and contract obligations. We use actuarial factors determining reserves for life insurance policies that are based on statutorily prescribed mortality tables and interest rates. In addition, reserves for accident and health insurance policies use prescribed or permitted morbidity tables. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

        We calculate the reserves reflected in our consolidated financial statements in accordance with generally accepted accounting principles, known as GAAP. We determine these reserves based on our best estimates of mortality and morbidity, persistency, expenses and investment income. We use the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

        When we acquire blocks of insurance policies or insurers owning blocks of policies, our assessment of the adequacy of the transferred policy liabilities is subject to risks and uncertainties. With acquired and existing businesses, we may from time to time need to increase our claims reserves significantly in excess of those estimated. An inadequate estimate of reserves could have a material adverse impact on our results of operations or financial condition.

Competition

        The life and accident and health insurance and managed care industries in the U.S. are highly competitive. Approximately 2,000 life and accident and health insurance companies and approximately 400 managed care organizations operate in the United States. We compete with numerous other insurance and managed care companies on a national basis plus other regional insurance companies and financial services companies, including health maintenance organizations, preferred provider organizations, and other health care-related institutions that provide medical benefits based on contractual agreements. We may be at a disadvantage because many of these organizations have been in business for a longer period of time and have substantially greater capital, larger and more diversified portfolios of life and health insurance policies, larger agency sales operations and higher ratings than we do. In addition, it has become increasingly difficult for smaller and mid-size companies to compete effectively with these larger competitors for insurance product sales in part as a result of heightened consumer and agent awareness of the ratings and financial size of companies.

        We believe we can meet these competitive pressures by offering a high level of service and accessibility to our field force and by developing specialized products and marketing approaches. We also believe that our policies and premium rates, as well as the commissions paid to our sales agents, are generally competitive with those offered by other companies selling similar types of products in the same jurisdictions. In addition, our insurance subsidiaries operate at lower policy acquisition and administrative expense levels than some other insurance companies, allowing us to offer competitive rates while maintaining underwriting margins. In the case of our Medicare supplement business, low expense levels are necessary in order to meet state mandated loss ratios and achieve the desired underwriting margins. Also, we believe the following factors provide us additional strength to compete effectively:

  •
  our disciplined underwriting procedures,

  •
  our pricing practices,

  •
  our effective rate management and related staff,

  •
  our quality customer service,

  •
  our significant market position in the geographic areas where our business is concentrated,

  •
  the quality of our distribution network, and

  •
  our appropriate financial strength.

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

        We will be filing additional bids with CMS to offer Medicare Advantage PPO plans products for 2009. Medicare Advantage PPOs allow their members more flexibility to select physicians than other Medicare Advantage plans, such as HMOs, which often require members to coordinate with a primary care physician. Regional Medicare PPO plans will compete with local Medicare Advantage HMOs, including the plans we offer, and with our Medicare supplement business. In addition, several of our competitors have introduced highly competitive PFFS plans that compete with our Medicare Advantage and Medicare supplement products.

        The increased competition from other Medicare supplement carriers, as well as from Medicare Advantage plans, has affected our production of Medicare supplement business and has caused more of our in-force business to lapse than we had anticipated.

Ratings

        Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. A.M. Best is considered to be a leading insurance company rating agency. In evaluating a company's financial and operating performance, A.M. Best reviews the following criteria for an insurance company:

  •
  profitability,

  •
  leverage and liquidity,

  •
  the quality of the book of business,

  •
  the adequacy and soundness of reinsurance programs,

  •
  the quality and estimated market value of assets,

  •
  reserve adequacy, and

  •
  the experience and competence of management.

A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Currently, A.M. Best maintains ratings of "B++" on the following subsidiaries:

  •
  American Pioneer Life Insurance Company,

  •
  American Progressive Life and Health Insurance Company of New York,

  •
  Constitution Life Insurance Company,

  •
  Marquette National Life Insurance Company,

  •
  Pennsylvania Life Insurance Company, and

  •
  The Pyramid Life Insurance Company.

A.M. Best maintains ratings of B+ on Union Bankers Insurance Company and SelectCare of Texas. These B++ and B+ ratings mean that, in A.M. Best's opinion, these companies have demonstrated "very good" overall performance when compared to standards it has established and have a "good" ability to meet their obligations to policyholders and are in the "Secure" category of all companies rated by A.M. Best. A.M. Best does not rate our other insurance company subsidiaries.

        Standard & Poor's currently assigns its "BBB+" counterparty credit and financial strength ratings to our American Pioneer, American Progressive and Pennsylvania Life subsidiaries. This rating means that in Standard & Poor's opinion, these companies have good financial security characteristics, but are more likely to be affected by adverse business conditions than are insurers that are rated higher by Standard & Poor's. A plus (+) or minus (-) shows Standard & Poor's opinion of the relative standing of the insurer within a rating category.

        Moody's Investors Service and Fitch Ratings do not currently rate our insurance company subsidiaries. Although a higher rating by A.M. Best, Standard & Poor's or another insurance rating organization could have a favorable effect on our business, we believe that our competitive pricing, effective rate management, quality customer service and effective marketing have enabled, and will continue to enable, our insurance company subsidiaries to compete effectively.

Regulation

  General

        Our insurance company subsidiaries and health plan affiliates are subject to the state and local laws, regulations and supervision of the jurisdictions in which they are domiciled and licensed, as well as to Federal laws and supervision. Those laws and regulations provide safeguards for policyholders and members, and do not exist to protect the interest of shareholders. Government agencies that oversee insurance and health care products and services generally have broad authority to issue regulations to interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically, which could make it increasingly difficult to control medical costs, among other things. Therefore, future regulatory revisions could affect our operations and financial results.

  Medicare

        Medicare is a Federal program that provides eligible persons age 65 and over and some eligible, disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage private fee-for-service or health plan in counties where such plans are offered. Under Medicare Advantage, insurance companies and managed care organizations contract with CMS to provide comparable Medicare benefits as a traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides as well as a member's demographics and acuity.

        Under Federal regulations and model regulations published by the National Association of Insurance Commissioners, known as the NAIC, which are adopted in substantially all states, there are 14 standard Medicare supplement plans: Plans A through L and High Deductible Plans F and J. Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC model regulations, Medicare supplement insurers must offer Plan A, but may offer any of the other plans at their option. The MMA prohibits the sale of the former H, I and J plans and authorizes two additional plans after December 2005, known as Plans K and L.

        The MMA created a voluntary prescription drug benefit, called the "Part D" benefit, for Medicare beneficiaries that began on January 1, 2006, established a new Medicare Advantage program to replace the Medicare+Choice program, and enacted tax-advantaged health savings accounts, or HSA's, for non-Medicare eligible individuals and groups.

        The Part D drug benefit enables Medicare beneficiaries to obtain covered outpatient prescription drug benefits offered through a private drug plan. Depending on the plan, the Part D drug benefit may be subject to cost sharing. Under the standard drug coverage, for 2007 the cost sharing is a $265 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare up to a maximum of $2,400, and no reimbursement for drug costs above $2,400, until the beneficiary has paid $3,850. After that, the MMA provides catastrophic stop loss coverage for annual incurred drug costs in excess of $3,850, subject to nominal cost-sharing. Plans are not required to mirror these limits; instead, Part D drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. CMS adjusts these numbers on an annual basis. The MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid.

        The MMA also revised payment methodologies for Medicare Advantage organizations beginning in 2004, and in 2006 the MMA expanded the Medicare Advantage program to include new regional plans that provide out-of-network benefits in addition to in-network benefits, as well as the traditional health and fee-for-service plans established by county. The Secretary of Health and Human Services, or HHS, created 34 regions, each of which may include more than one state or portions of a particular state. The MMA created a new competitive bidding process that began in 2006 for both the local health plans and the new regional plans for setting the payment to the Medicare Advantage plans and the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program.

        CMS conducts audits of plans qualified under its Medicare program at least biannually and may perform other reviews more frequently to determine compliance with Federal regulations and contractual obligations. These audits include review of the plans' administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

        CMS regulations require submission of annual financial statements. In addition, CMS requires that disclosures be made to it and to Medicare beneficiaries concerning operations of a health plan contracted under the Medicare program. CMS's rules require disclosure, upon request, to members of information concerning financial arrangements and incentive plans between the plan and physicians in the plan's networks. These rules also require specified levels of stop loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume.

  Fraud and abuse laws

        Enforcement of health care fraud and abuse laws has become a top priority for the nation's law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in Federal government health care programs such as Medicare. We participate in these programs and have continued our stringent regulatory compliance efforts for these programs.

  Privacy regulations

        The use of individually identifiable data by our business is regulated at Federal and state levels. These laws and rules change frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, known as HIPAA.

        HIPAA mandates

  •
  guaranteed availability and renewability of health insurance for specified employees and individuals;

  •
  limits on termination options and on the use of preexisting condition exclusions; prohibitions against discriminating on the basis of health status; and

  •
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

        Insurance companies also are required to comply with Federal "Do Not Call" regulations. Insurance companies are required to develop their own "Do Not Call" lists and reference state and Federal Do Not Call Registries, before making calls to market insurance products. Estimates suggest that approximately two thirds of the country's residential telephone numbers are on the Federal registry, which could limit the marketing calls made and potentially could negatively impact sales.

  USA PATRIOT Act

        A portion of the USA PATRIOT Act applying to insurance companies became effective in mid 2004. Insurance companies have to impose processes and procedures to thoroughly verify their agents, applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our insurance companies have implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers. The identification verification requirement of the USA PATRIOT Act became final in late 2005. In May 2006, insurance companies were required to verify the identity of their applicants, insureds, and beneficiaries. We continually upgrade our internal procedures, securing software and training of home office staff and producers to maintain compliance.

  State and local regulation

        Each of our insurance company subsidiaries and our health plan affiliates is also subject to the regulations and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. These regulations cover, among other things,

  •
  the declaration and payment of dividends by our insurance company subsidiaries,

  •
  the setting of rates to be charged for some types of insurance,

  •
  the granting and revocation of licenses to transact business,

  •
  the licensing of agents,

  •
  the regulation and monitoring of market conduct and claims practices,

  •
  the approval of forms,

  •
  the establishment of reserve requirements,

  •
  investment restrictions,

  •
  the regulation of maximum allowable commission rates,

  •
  the mandating of some insurance benefits,

  •
  minimum capital and surplus levels, and

  •
  the form and accounting practices used to prepare financial statements.

        A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines or make restitution, which may affect our profitability.

        American Pioneer is a Florida domiciled insurance company. American Progressive is a New York domiciled insurance company. Pyramid Life is a Kansas domiciled insurance company. Pennsylvania Life is a Pennsylvania domiciled insurance company. American Exchange, Constitution, Marquette and Union Bankers are Texas domiciled insurance companies. SelectCare of Texas and SelectCare Health Plans, Inc. are licensed as health plans in Texas. SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. are licensed health plans in Oklahoma Collectively, our insurance subsidiaries are licensed to sell health insurance, life insurance and annuities in all 50 states, the District of Columbia and Puerto Rico. In addition, some of these subsidiaries have CMS-approved plans to enroll members in our PDPs in 48 states and in our PFFS plans in 47 states, for 2008.

        Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent of earned premium. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required loss ratio standards for both long term care and Medicare supplement insurance. We prepare these calculations utilizing appropriate statutory assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective premium refunds or prospective premium rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and request approval for rate increases from the respective insurance departments when we determine they are needed. We cannot guarantee that we will receive the rate increases we request.

        Every insurance company that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authority in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any such transactions.

        Each of our insurance company subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each such insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company subsidiaries are examined periodically by examiners of each company's domiciliary state with elective participation by representatives of the other states in which they are licensed to do business. During 2007, regularly scheduled regulatory financial examinations were completed for American Pioneer, American Exchange, Constitution, Marquette, Union Bankers, Pyramid, Pennsylvania Life and SelectCare Health Plans, Inc. as of and for the period ended December 31, 2005. We have not been informed of any significant findings or adjustments to statutory surplus, in the aggregate, from these examinations. In January 2008, the exam report for Constitution was completed with no significant findings or adjustment to statutory surplus. During 2007, a regularly scheduled examination of SelectCare Health Plans was completed as of and for the period ended December 31 2006 with no significant findings noted. During 2006, a regularly scheduled examination of SelectCare of Oklahoma was completed as of and for the period ended December 31 2005 with no significant findings noted. A regularly scheduled examination of American Progressive for the three years ended December 31, 2006 is currently in process. We have not been made aware of any adjustments to statutory surplus.

        In 2005, the Wisconsin Office of the Commissioner of Insurance, known as the Wisconsin OCI, initiated an investigation into the sales practices of the Pennsylvania Life sales agents in the state. Our management has met with the Wisconsin OCI on several occasions to discuss the Wisconsin OCI's concerns and to propose action on our part. The discussions will continue in an effort to reach a satisfactory agreement.

        Many states require deposits of assets by insurance companies for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2007, we had securities totaling $41.6 million on deposit with various state treasurers or custodians. As of December 31, 2006, we had securities totaling $43.4 million on deposit. These deposits must consist of securities that comply with the standards established by the particular state.

        CHCS Services Inc., our senior administrative entity, is subject to regulation as a third party administrator in those states where it services policyholders. The primary intention of the regulation is to ensure adequate financial strength to meet policyholder obligations. MemberHealth is also subject to regulations as a PBM and/or third party administrator in states requiring PBM's to be licensed.

  Dividend Restrictions

        New York State insurance law provides that the declaration or payment of a dividend by American Progressive requires the approval of the New York Superintendent of Insurance. Management expects that no dividend would be approved until American Progressive had generated sufficient statutory profits to offset its negative unassigned surplus.

        Pennsylvania, Kansas and Texas insurance laws provide that a life insurer may pay dividends or make distributions from accumulated earnings without the prior approval of the Insurance Department, provided the dividends and distributions do not exceed the greater of (i) 10% of the insurer's surplus as to policyholders as of the preceding December 31; or (ii) the insurer's net gain from operations for the immediately preceding calendar year with 30 days advance notification to the insurance department. Accordingly, Pennsylvania Life would be able to pay ordinary dividends of up to $51.1 million to American Exchange (its direct parent) and American Exchange is able to pay ordinary dividends of up to $26.1 million to Universal American in 2008 without the prior approval from the insurance department for their respective states of domicile.

        Texas insurance companies also are required to have positive "earned surplus" as defined by Texas regulations, which differs from statutory unassigned surplus, in order to pay dividends without prior regulatory approval. American Exchange, Constitution, Marquette and Union Bankers had negative earned surplus at December 31, 2007 and would not be able to pay dividends in 2008 without regulatory approval. SelectCare of Texas and SelectCare Health Plans are licensed health plans in Texas and would also not be able to pay dividends in 2008 without regulatory approval.

        Florida insurance law provides that a life insurer may pay a dividend or make a distribution without the prior written approval of the department when specified conditions are met. American Pioneer had negative unassigned surplus at December 31, 2007 and would not be able to pay dividends in 2008 without regulatory approval.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2007, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital position decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

  Guaranty Association Assessments

        Solvency or guaranty laws of most jurisdictions in which our insurance company subsidiaries do business may require them to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. The insurance company subsidiaries provide for known and expected insolvency assessments based on information provided by the National Organization of Life & Health Guaranty Associations. Our insurance company subsidiaries have not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

  Producer Compensation Disclosure

        State regulators and attorneys general have initiated investigations into producer compensation and product pricing. While the initial investigations have focused on commercial lines insurers and brokers, it remains to be seen whether the investigations will broaden and potentially change how we sell our products. We have responded to inquiries regarding our sales practices, and we do not anticipate that our responses will require any change in our compensation practices or any other adverse result. The NAIC, at the end of 2004, adopted an amendment to the Producer Licensing Model Act, known as the PLMA, which provides that when one of our producers receives compensation from both the customer and an insurance company, the producer must receive the customer's documented acknowledgement that it will receive compensation from the insurance company and must disclose the amount of this compensation to the customer. These disclosures, however, will not be necessary if the producer does not receive a fee from the customer for the placement of insurance and discloses to the customer that it is acting on behalf of the insurance company and may provide services to the customer on behalf of the insurance company.

        In 2005, Arizona, Connecticut, Georgia, Nevada, Oregon, Rhode Island and Texas passed producer compensation disclosure legislation or regulations. Some other states are considering legislation or regulations dealing with producer commission disclosure. It is possible that some states will adopt laws that are broader than the NAIC model amendment.

  Annuity Suitability

        In September 2003, the NAIC adopted the Senior Protection in Annuity Transaction Model Regulation. States are adopting this model regulation or similar suitability regulations. The model regulation imposes additional obligations on insurance producers, their supervisors and insurance carriers relating to annuity sales to customers age 65 and over. The producer bears the burden of demonstrating suitability of the recommended annuity with oversight responsibilities imposed on the producer's supervisor and the insurer. We have developed and distributed guidelines to our sales forces to assist in complying with these regulations. The NAIC is in the process of revising the Model to require producers to demonstrate annuity suitability for all customers. We stopped selling annuities as of September 30, 2006.

Outsourcing Arrangements

        Mainframe Processing—Data Center Outsourcing.    We outsource our mainframe processing to Alicomp, a division of Alicare, Inc. The data center is located in Leonia, New Jersey. We run our core application software programs in Alicomp's data center facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.

        Our current agreement with Alicomp obligates Alicomp to provide us with comprehensive data processing services and obligates us to use Alicomp's services for substantially all of our mainframe data processing requirements. Alicomp bills us monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific services. Our agreement with Alicomp expires on December 31, 2008, and is terminable by us with or without cause. Our current agreement with Alicomp renews automatically for consecutive one year terms unless either party has provided the other with six months prior written notice of nonrenewal. If we elect to terminate the contract, we would be subject to termination fees equal to two months of current fees or one month of current fees should we terminate the contract in 2009. Alicomp also provides us with mainframe disaster recovery services. During 2007, we paid an average of $0.3 million per month under this contract.

        Membership Administration.    We outsource the administrative information technology platform necessary to support the Prescription PathwaySM portion of the Part D and the Todays Options PFFS businesses to the Trizetto Group. We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information of this portion of our Part D and Medicare Advantage businesses. The initial term for each of the agreements is one year, with automatic renewal from year to year provided that written notice not to renew is given with at least six months prior notice. During 2007, we paid $12.7 million to Trizetto under this contract.

        We outsource some administrative services for our health plan business, including member services and billing and enrollment to an unaffiliated heath care services company, pursuant to an agreement which expires in December 2010. Under this agreement, we pay a percentage of monthly revenues, based on a tiered scale, for the contracted services. During 2007, we paid $9.4 million per month under this contract.

        Call Center Outsourcing.    We also outsource a portion of our call center operations to PRC L.L.C. ("PRC"). PRC operates in multiple locations and handles calls on the Prescription PathwaySM portion of our Medicare Part D and our Medicare Advantage and Medicare supplement business. PRC bills us monthly on an "as used" basis. We have agreements with PRC that have an initial term of four years and will expire in 2009, with the ability to renew provided prior written notice of nonrenewal has not been given. PRC declared bankruptcy in 2008. There are no explicit minimum payments required under the terms of this contract. During 2007 we paid $14.3 million under these contracts.

        We also use Computer Sciences Corporation, known as CSC, to primarily handle calls, provide administrative information technology platform services, data entry, data validation, mailroom imaging and scanning, and overflow labor support services for our operations on the Community CCRxSM portion of our Medicare Part D business. CSC bills us monthly on a cost plus basis. The agreement with CSC expires on December 31, 2008 with an option to renew for successive one year terms. For the work provided by CSC we pay approximately $4 million per month under the contract.

        Business Process Outsourcing.    We have retained Patni Computer Systems, Inc. as a business outsource vendor to provide data entry, data validation, mailroom imaging and scanning, claims adjudication and overflow labor support services for our operations. Patni also provides some information technology support and programming. Patni bills us monthly on an as used basis. We signed a master services agreement with Patni in 2005 with an initial term of four years. We have executed additional statements of work to cover specific limited assignments. The master services agreement renews automatically for annual periods unless written notice of nonrenewal has been provided in advance. There are no explicit minimum payments required under the terms of this contract. In 2007, we paid $11.8 million to Patni under these agreements.

        We outsource claims adjudication services to SXC Health Solutions, Inc. on the Community CCRxSM portion of our Medicare Part D business. We have an agreement with SXC that has an initial term of three years expiring on December 31, 2009. The agreement calls for minimum payments of $0.5 million per month. Under the agreement we pay SXC approximately $0.8 million per month.

        Risk Score Management.    We have contracted with MedAssurant, Inc. (MedAssurant) to review claims and other data to use its clinical algorithms to identify Medicare Advantage HMO and PFFS members who may have CMS assigned risk scores that are not indicative of the members' actual clinical acuity. MedAssurant organizes the review of medical charts for such members and collects data to be submitted to CMS, after review and validation by the Company, which will result in a more accurate risk score assignment by CMS.

        We have an agreement with MedAssurant that has an initial term of three years and will expire in 2010. There are no explicit minimum payments required under the terms of this contract. During 2007, we paid approximately $6.2 million under this contract.

Employees

        As of February 29, 2008, we employed approximately 2,000 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

ITEM 1A—Risk Factors

        This report contains both historical and forward-looking statements. We are making the forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements in this report or made by us elsewhere to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with and relying upon these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends and uncertainties. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition or operating results. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results. If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition and operating results. In that case, the trading price of our common stock could decline materially.

The integration of MemberHealth and any future acquisition with our current business may not be successful, which could have a material adverse effect on our business, financial condition and results of operations.

        Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of MemberHealth's business and any future acquisition with our historical business. This may decrease the time they will have to service existing customers, attract new customers and develop new services or strategies. The integration of the businesses may present significant systems and operational integration risks. We may be unable to integrate any acquired business into our historical operations in an efficient, timely and effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

We may fail to realize the anticipated synergies, cost savings and growth opportunities we anticipate from the MemberHealth acquisition and any future acquisition, which could result in a material adverse effect on our financial position, results of operations and cash flows.

        The success of the MemberHealth acquisition and any future acquisition will depend, in part, on our ability to realize synergies, cost savings and growth opportunities that we anticipate from integrating our historical businesses with those of the acquired business. Our success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of the businesses and operations. Even if we are able to integrate the businesses and operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings and growth opportunities that we would expect from this integration or that these benefits will be achieved within the time frame we anticipate. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, the benefits from the acquisition may be offset by costs incurred or delays in integrating the businesses and regulatory authorities could impose conditions on the combined company's business.

        The growth of our Medicare Advantage and Medicare Part D business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our financial position, results of operations or cash flows. In addition, the expansion of our Medicare Advantage and Medicare Part D business in relation to our other businesses may intensify the risks to us, including regulatory risks, inherent in the Medicare Advantage and Medicare Part D business, which we describe elsewhere in this document. These expansion efforts may result in less diversification of our revenue stream.

        There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position us for future growth, or that the products we design will be accepted or adopted in the time periods assumed. We also make no assurance that investments in these initiatives will recoup their costs or be profitable in the future. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

The completion of the MemberHealth acquisition or any future acquisition could impact or cause disruptions in our businesses, which could have an adverse effect on our results of operations and financial condition.

        Specifically:

  •
  our employees may experience uncertainty about their future roles with the combined company, which might adversely affect the combined company's ability to retain and hire key managers and other employees;

  •
  the potential availability of "change in control" benefits could result in increased costs for us and difficulties in retaining our officers and employees;

  •
  the direction of the attention of our management toward the completion of the acquisition and transaction-related considerations during the pendency of the transaction may prove to have diverted their attention from the day-to-day business operations of their respective companies, and the direction of the attention of our management toward the integration of the acquisition may currently and in the future divert their attention from the day-to-day business operations of their respective companies; and

  •
  pharmaceutical manufacturers, retail pharmacies, pharmacy benefit management, or PBM, companies or other vendors or suppliers may seek to modify or terminate their business relationships with us.

Following the MemberHealth acquisition, we may not be able to continue for an indefinite period, all of the prescription drug plans that we currently operate.

        Current CMS rules will allow us to operate both our and MemberHealth's historical Part D plans for a period of up to the following three years for which contract bids may be submitted to CMS to operate Part D Plans. After that we will only be allowed to offer up to two basic benefit plans in each region. We may be allowed to offer up to four plans in a given region if the four plans include two plans with gap coverage and at least one plan that offers coverage of all generics and all preferred brands through the entire gap period. The restriction on the number of plans we may offer could adversely affect our results of operations.

Sales of our common stock and the ownership of common stock by the former shareholders of MemberHealth and by the equity investors, or by the former shareholders of or the investors who finance any future acquisitions, may negatively affect the market price of our common stock.

        The market price of our common stock could decline as a result of sales of increased number of shares of our common stock in the market after the completion of the MemberHealth acquisition and any future acquisition or upon the sale of shares by the equity investors who finance any acquisition, or the perception that these sales could occur. All shares of our common stock received by an acquired company's shareholders in the acquisition and not otherwise subject to the contractual restrictions are freely transferable following the consummation of the acquisition. All shares of our series A preferred stock and series B preferred stock received by the equity investors pursuant to the securities purchase agreements entered into in connection with the MemberHealth acquisition, and common shares issuable upon the direct or indirect conversion of those shares of preferred stock, will be transferable after a period of one year following the acquisition of such series A preferred stock and series B preferred stock by the equity investors. Shares of our stock issued to finance any future acquisition may be similarly transferable. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.

        Following the MemberHealth acquisition and the completion of the transactions contemplated by the securities purchase agreements entered into in connection with the acquisition, the former shareholders of MemberHealth and the equity investors own a significant block of our voting shares and have the ability to appoint six of our thirteen directors. A similar situation could arise following a future acquisition. This may negatively affect the market price of our common stock.

The MemberHealth acquisition may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

        Prior to the consummation of the MemberHealth acquisition, we anticipated that the acquisition would be accretive to earnings per share during the first full calendar year after the acquisition. This expectation was based on preliminary estimates and assumptions which may materially change after the completion of the acquisition.

        The combined businesses could encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. These or other factors could cause dilution to our earnings per share or decrease the expected accretive effect of the acquisition and cause a decrease in the price of our common stock.

Some of our directors and executive officers may have interests that are different from, or in addition to, the interests of our shareholders generally.

        Some of our directors and executive officers may have significant equity ownership in us, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that provide them with interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with the MemberHealth acquisition or any future acquisition may make it more difficult for the combined company to retain their services after the acquisition, or require the combined company to expend additional sums to continue to retain their services. In addition, consistent with our compensation philosophy of senior executives being awarded approximately 5% of our aggregate equity ownership, some of our executives are likely to receive additional equity grants as a result of the increase in our outstanding shares due to the acquisition and the investment by the equity investors.

We may be unable to continue to provide Medicare Advantage or Medicare Part D plans profitably.

        Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer were required to offer a prescription drug benefit, as defined by CMS, and Medicare Advantage enrollees were required to obtain their drug benefit from their Medicare Advantage plan. Such combined managed care plans offering drug benefits are, under the new law, called MA-PDs. Current enrollees may prefer a stand-alone drug plan and may disenroll from the Medicare Advantage plan altogether in order to participate in another drug plan, which could reduce our profitability and membership enrollment.

        Some enrollees may have chosen our Medicare Advantage plan in the past rather than a competitor's Medicare Advantage plan because of the added drug benefit that we offer with our Medicare Advantage plans. Effective January 1, 2006, Medicare beneficiaries began having the opportunity to obtain a drug benefit without joining a managed care plan. Additionally, Medicare beneficiaries who participate in a Medicare Advantage plan and enroll in a stand-alone Prescription Drug Plan, known as a PDP, will be automatically disenrolled from their Medicare Advantage plan. Accordingly, the existence of PDPs in the regions in which we sell Medicare Advantage plans could result in our members intentionally disenrolling or automatically being disenrolled from our Medicare Advantage plans and reduce our membership and profitability.

        We began marketing our MA-PDs and PDPs in October 2005 and began enrolling members on November 15, 2005, effective as of January 1, 2006, as did MemberHealth with its PDPs. Our ability to operate our MA-PDs and PDPs profitably will depend on a number of factors, including our ability to attract members, to continue to develop the necessary core systems and processes and to manage our medical expenses related to these plans. Because there has only been two full years and one partial year of experience with CMS's Medicare Part D program, there remains uncertainty as to the ultimate market size, consumer demand, and related medical loss ratio. Accordingly, we are uncertain whether we will be able to operate our MA-PDs or PDPs profitably or competitively in the future, and our failure to do so could have a material adverse effect on our results of operations and financial condition; even if we are able to operate our MA-PDs or PDPs profitably and competitively in the future, our margins on these products may decline over time.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, provides for "risk corridors" that are expected to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the per member per month bids submitted to CMS in excess of specified ranges. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. We anticipate that the initial risk corridors in 2006 and 2007 will provide more protection against excess losses than will be available beginning in 2008 and future years as the thresholds increase and the reimbursement percentages decrease or disappear.

        In addition, we expect there will be a delay in obtaining reimbursement from CMS for reimbursable losses pursuant to the risk corridors. In that event, we expect there would be a negative impact on our results of operation, cash flows and financial condition as a result of being required to finance excess losses until we receive reimbursement. In addition, as the risk corridors are designed to be symmetrical, a plan whose actual costs fall below its expected costs would be required to reimburse CMS based on a similar methodology as set forth above. Furthermore, reconciliation payments for estimated upfront Federal reinsurance payments and payments for low income cost sharing subsidies, are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. Accordingly, it may be difficult to accurately predict or report the operating results associated with our drug benefits. We anticipate settling with CMS on amounts related to the risk corridor adjustment and subsidies for a given plan year in the following year.

CMS's risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

        All of the Medicare Advantage programs we offer are offered through Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. The reimbursement rates paid to health plans like ours by the Federal government are established by contract, although the rates differ depending on a combination of factors such as a member's health status, age, gender, county or region, benefit mix, member eligibility categories, and the plans' risk scores.

        CMS has implemented a risk adjustment model that apportions premiums paid to Medicare health plans according to health severity. A risk adjustment model pays more for enrollees with predictably higher costs. CMS has completely phased in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility.

        Under the risk adjustment methodology, all Medicare health plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codings, and there can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information, thereby enhancing our risk scores.

        Coincident with phase-in of the risk-adjustment methodology, CMS also adjusted payments to Medicare Advantage plans by a "budget neutrality" factor. CMS implemented the budget neutrality factor to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. CMS first developed the payment adjustments for budget neutrality in 2002 and began to use them with the 2003 payments. CMS will begin phasing out the budget neutrality adjustment in 2007 and will fully eliminate it by 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans' premiums unless our risk scores increase. We do not know if our risk scores will increase in the future or, if they do, that they will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably. In addition, there exists the possibility that CMS may reduce revenues in 2009 or thereafter for plans whose risk scores have increased significantly greater than the general Medicare average increase in risk scores. If our risk scores increase significantly greater than the general Medicare average increase, and CMS introduces this approach, it could adversely affect our results of operations.

Our ability to market some of our Part D plans is substantially dependent on two of our strategic relationships with third parties.

        Our ability to market some of our Part D plans is substantially dependent on our strategic alliance with the National Community Pharmacists Association, known as the NCPA, which provides outreach and communications for our CCRx Part D plans to NCPA's independent pharmacy membership. NCPA member pharmacies make up over one-third of MemberHealth's pharmacy network and, in 2007, accounted for approximately 60% of the prescriptions filled under MemberHealth's Part D plans. Additionally, we are substantially dependent on its strategic relationship with Community Care Outreach Services LLC, or CCOS, an insurance marketing operation that provides the historical MemberHealth business its primary "outsourced" sales force. If either of these strategic relationships are terminated, or do not provide us with the services and benefits we anticipate, our ability to market CCRx Part D plans could be materially and adversely affected. Further, to the extent that CMS or other regulatory authorities determine that any provisions of our agreements with NCPA or CCOS conflict with any applicable law, regulation or policy, we may not be able to realize fully the benefits we anticipate from the acquisition, and we could potentially incur regulatory liability.

There are significant risks associated with our participation in the Medicare Part D program, the occurrence of which could have an adverse effect on our results of operations.

        Effective January 1, 2006, we began offering Medicare-approved PDPs to Medicare-eligible beneficiaries. MemberHealth's business consists primarily of Medicare Part D members. Our actual results may differ from our assumptions regarding the Medicare Part D program. Our participation in the Medicare Part D program involves a number of risks, including but not limited to the following, the occurrence of any or all of which could have an adverse effect on our financial condition, results of operations and cash flows:

  •
  CMS continues to release regulations on Medicare Part D, including important requirements related to the implementation and marketing of the Medicare Part D prescription drug benefit plan. This may create challenges for planning, implementing and operating the Medicare Part D program, and we can provide no assurance that Congress or CMS will not alter the program in a manner that will be detrimental to us.

  •
  CMS has released call letters on Medicare Part D that impact the revenue that can be earned by our strategic alliance, PDMS, in 2008, the last year of its existence, or by our successor Part D plans in 2009 and thereafter.

  •
  We anticipate that the level of earnings of our successor Part D plans to PDMS will be significantly reduced beginning in 2009 resulting from CMS's indication in its recent call letter that amounts paid by the PDP sponsor's PBM to the retail pharmacy, rather than the amounts paid by the PDP sponsor to its PBM, be reported as part of the risk corridor calculation. We presently report only our share of this difference in our risk corridor calculation but not the Caremark share. This expected change in risk corridor reporting methodology is likely to reduce our revenues in 2009 and beyond.

  •
  Our contracts with CMS, as well as applicable Medicare Part D regulations and Federal and state laws, require us, among other obligations, to:

  •
  comply with specified disclosure, filing, record-keeping and marketing rules;

  •
  operate quality assurance, drug utilization management and medication therapy management programs;

  •
  support e-prescribing initiatives;

  •
  implement grievance, appeals and formulary exception processes;

  •
  comply with payment protocols, which include the return of overpayments to CMS and, in specified circumstances, coordination with state pharmacy assistance programs;

  •
  use approved networks and formularies, and provide access to these networks to any willing pharmacy;

  •
  provide emergency out-of-network coverage; and

  •
  adopt a comprehensive Medicare and fraud, waste and abuse compliance program.

    Any contractual or regulatory non-compliance on our part could entail significant sanctions and monetary penalties, which in turn could negatively affect the market price of our common stock.

  •
  We cannot be certain that other regulatory changes, such as a restructuring of the Medicare Part D program, will not affect our ability to operate under the Part D program or increase our costs or reduce our reimbursements.

  •
  We cannot be certain that our products will be competitive with the products offered by other PDPs. We cannot be certain that our future bids will be competitive with the bids submitted by other PDPs. We cannot be certain that our future bids will be under the benchmark bids calculated by CMS.

  •
  PDP bids are submitted annually, no less than six months in advance of the corresponding benefit year. We endeavor to use the best available member eligibility, claims and risk score data at the time of developing the bid. Futhermore, we are making actuarial assumptions about the utilization of benefits in our PDPs. Because Medicare Part D is a relatively new program, there is little historical basis for these assumptions, and we cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover benefits.

  •
  We may experience higher benefit expenses as a result of an increase in the cost of pharmaceuticals, possible changes in our pharmacy rebate program with drug manufacturers,

    higher than expected utilization and new mandated benefits or other regulatory changes that increase our costs.

  •
  As of December 31, 2007, CMS had automatically assigned dual eligibles to our PDPs in regions where our premiums for our standard plans were under the CMS established regional benchmarks. We cannot guarantee that all of these dual eligibles assigned to us will continue to participate in our PDPs in the future because dual eligible beneficiaries can change their PDP each month. Moreover, we also cannot guarantee whether dual eligibles will be auto assigned to us in the future for a region since we are required to bid anew each year and there exists the possibility that our bid for the region could be above the CMS established benchmark; if our bid is below the benchmark, we cannot predict the number of dual eligibles that will be assigned to us.

  •
  Medicare Part D is a relatively new program and the competitive landscape is uncertain. We expect to encounter competition from other PDP sponsors, some of which may have significantly greater resources and brand recognition than we do. Our marketing arrangement with CVS Caremark will end after the 2008 plan year, and we cannot predict whether we will enter into other marketing arrangements with competitors. We cannot predict whether we will be able to effectively compete in this new market.

  •
  If our current providers, including our pharmacy providers, terminate their contracts, we will have to contract with other providers to take their place.

  •
  CMS and other service providers may not be able to deliver or process information completely, timely and accurately relating to our PDP, which could negatively impact our operations.

  •
  There is uncertainty as to whether the dual eligibles auto-assigned to us for 2008 will be re-assigned to our PDPs in 2009 and beyond if our bids are not below the benchmark bids calculated by CMS.

  •
  There is uncertainty as to whether marketing practices will be restricted, which could negatively impact our ability to market and sell our product.

  •
  There may be other unforeseen occurrences that could negatively impact our PDP operations.

Our inability to collect receivables owed to us by other Medicare Part D PDPs may disrupt or adversely affect our PDPs.

        During 2006, we incurred Medicare Part D prescription expenses on behalf of Medicare beneficiaries who were not members of our PDPs. Likewise, we received notice of claims from other plans that paid claims on behalf of our members. CMS established a plan-to-plan, known as P2P, reconciliation process to address this condition and provide a means of settlement between plans. Additionally, CMS recently published its state-to-plan, known as S2P, reconciliation process whereby health plans will settle with state Medicaid programs that paid claims on behalf of Medicare beneficiaries. We have recorded our estimated liabilities under P2P and S2P as of December 31, 2007. Ultimate resolution of the P2P and S2P reconciliation processes could result in adjustments, positive or negative, to the amounts currently estimated and recoverable.

        Although CMS has initiated a process for reconciling these errors in membership and drug costs, there can be no assurance that we will be fully reimbursed for these costs by CMS or another PDP sponsor. Although we intend to actively pursue amounts due us in the CMS reconciliation process, we cannot assure you that we will receive reimbursements from any other plan. Any amounts not collectible will be reported as additional claim costs and are subject to both reinsurance and the risk corridor adjustment.

Our liabilities related to the CMS policy regarding the special transition period for retroactive enrollment may result in an unknown amount of liability, which could adversely affect our PDPs.

        On May 25, 2007, CMS issued a memorandum to clarify Medicare Part D sponsors' obligations under the Prescription Drug Benefit Manual on Coordination of Benefits, Chapter 14, Section 50.10, entitled "Special Transition for Retroactive Enrollment Situations." Under Section 50.10, Part D plans must provide a special transition period in 2007 to accommodate specified claims incurred by or on behalf of beneficiaries whom CMS has retroactively enrolled in a Part D plan. Part D plans must accommodate claims incurred by or on behalf of these beneficiaries during a no greater than seven-month retroactive eligibility period, which may extend into 2006.

        In the May 25, 2007 memorandum CMS emphasized that Part D sponsors may not use the March 31, 2007 coverage year deadline, which is the cut-off date for the submission of claims associated with payment reconciliation, to deny requests for reimbursement of claims incurred during retroactive enrollment periods. Indeed, CMS noted that Part D plans are liable for claims received after March 31st even if retroactive enrollment is not an issue, subject to contractual provisions regarding timely claims filing for network pharmacies. To ensure that third party payors have the opportunity to request reimbursement for claims incurred during a retroactive enrollment period on behalf of dual eligible beneficiaries, CMS stated that Part D sponsors must use the date of Medicaid notification to establish a new timely claims filing period. CMS also provided an attachment describing how the special transition period policy applied in various retroactive enrollment scenarios. We could face an unknown amount of liability as a result of complying with this special transition policy on retroactive enrollment, which could negatively affect our business.

Financial accounting for the Medicare Part D benefits is complex.

        The accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition and calculation of the risk corridor, taken together with the complexity of the Medicare Part D product and challenges in reconciling CMS Medicare Part D membership data with our records, may lead to variability in our reporting of quarter-to-quarter earnings and to uncertainty among investors and research analysts following us as to the impacts of our Medicare PDPs on our full year results.

We rely on the accuracy of information provided by CMS regarding the eligibility of an individual to participate in our Medicare Part D plans, and any inaccuracies in those lists could cause CMS to recoup premium payments from us with respect to members who turn out not to be ours, which could reduce our revenue and profitability.

        Premium payments that we receive from CMS are based upon eligibility lists produced by Federal and local governments. From time to time, CMS requires us to reimburse them for premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service areas or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals and reimbursement of amounts paid on behalf of services provided to them may be unrecoverable. In addition to recoupment of premiums previously paid, we also face the risk that CMS could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

The mail-order pharmacy and pharmacy benefit management components of our business are subject to significant additional regulation.

        The mail order pharmacy business is subject to extensive Federal, state and local regulation, including the application of state laws related to the operation of internet and mail-service pharmacies. In addition, our PBM operations will be subject to a variety of Federal and state laws. These laws include Medicare Part D regulations regarding treatment of related entities, such as anti-kickback issues and compliance requirements under Federal employee benefits laws. CMS has indicated that it will apply greater scrutiny to arrangements between PDPs and related parties, especially to rebate retention arrangements. Federal and state legislative proposals regarding PBMs are frequently introduced, and these proposals, if adopted, could affect a variety of industry practices, such as the receipt of rebates and administrative fees from pharmaceutical manufacturers.

        In addition, changes in existing Federal or state laws or regulations or in their interpretation by courts and agencies, or the adoption of new laws or regulations relating to patent term extensions, purchase discount, administrative fee and rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services provided to pharmaceutical manufacturers, could reduce the discounts, rebates or other fees received by PBMs and could adversely impact our business, financial condition, liquidity and operating results.

If we are unable to develop and maintain satisfactory relationships with the providers of care to our members, our profitability could be adversely affected and we may be precluded from operating in some markets.

        We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products encourage or require our customers to use these contracted providers. In some circumstances, these providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependent upon our ability to enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers that have convenient locations for our members in our geographic markets.

        In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our Medicare Advantage and managed care products in that market and could preclude us from renewing our Medicare contracts in those markets or from entering into new markets. We will be required to establish acceptable provider networks prior to entering new markets. We may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or under favorable terms. In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members, disruption of benefits to our members, or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. In our southeastern Texas HMO market, one of our significant provider groups recently has formed a health plan. If this provider group refuses to contract with us, uses its market position to negotiate favorable contracts or otherwise places us at a competitive disadvantage, our ability to market products or to be profitable in that market could be adversely affected.

        In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a "capitation" contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations, including loss of membership or higher healthcare costs.

Corporate practice of medicine and fee-splitting laws may govern our business operations, and violation of these laws could result in penalties and adversely affect our arrangements with contractors and our profitability.

        Several states have laws commonly known as "corporate practice of medicine" that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law prohibiting business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services.

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

        Regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or if new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found to be legally invalid and unenforceable, which could adversely affect our operations and profitability, and we could be subject to civil or, in some cases, criminal, penalties.

We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce such rights.

        Our success depends, in part, upon our ability to market our health plans under the brand names that we own or license, such as Today's Options®, Prescription PathwaySM, Senior Solutions®, and Texan Plus® family of products, and our MemberHealth™, MHRx™, and CommunityCCRxSM family of products. As part of a 2007 settlement in a litigation matter in Federal court in the State of Oklahoma, MemberHealth agreed to cease using, effective at the end of the 2007 Medicare Part D coverage year, the brand name Community Care RxSM in all 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands where it marketed its PDP under that brand name, and to cease using the brand name Community Pharmacists Care RxSM in the State of Oklahoma where it marketed its PDP under that brand name. We have marketed our PDP offering for 2008 under the CommunityCCRxSM brand name. We may not have taken enforcement action to prevent infringement of our marks and may not have secured registrations of the other brand names that we use in our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of such intellectual property rights. Other businesses may have prior rights in our brand names or in similar names, which could cause market confusion or limit or prevent our ability to use these marks or prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

Competition in the insurance, healthcare, PBM and pharmacy industries is intense, and if we do not design and price our products properly and competitively, our membership and profitability could decline.

        We operate in a highly competitive industry. Some of our competitors are more established in the insurance, health care and PBM industries, with larger market share and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. We compete for members in our health plans and PBM on the basis of many factors, including the size, location, quality and depth of provider networks, benefits provided, quality of service and reputation. We also expect that price will continue to be a significant basis of competition.

        In addition to the challenge of controlling PBM and health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium rate increases, despite being faced with increasing medical costs. Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into additional markets.

        We compete based on innovation and service, as well as on price and benefit offering. To attract new clients and retain existing clients, we must continually develop new products and services to assist clients in managing their pharmacy benefit programs. We may not be able to develop innovative products and services, including new Medicare Part D offerings, which are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our products and services, including PBM services, to clients successfully at current levels of profitability.

        Consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. In March 2007, CVS Corporation and Caremark Rx, Inc. announced that they had consummated the merger of the two companies which merged the pharmacy chains with the Caremark PBM. This and other strategic combinations could have an adverse effect on our business or results of operations.

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

If the PBM that supports our business does not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, our gross margins may decline.

        We have contractual relationships with pharmaceutical manufacturers that provide us with purchase discounts on drugs dispensed from our mail-order pharmacies and rebates on brand-name prescription drugs dispensed through mail order and retail. These discounts and rebates are generally passed on to clients in the form of steeper price discounts and rebate pass-backs. Manufacturer rebates often depend on our ability to meet contractual market share or other requirements. Pharmaceutical manufacturers have also increasingly made rebate payments dependent upon our agreement to include a broad array of their products in our formularies.

        Competitive pressures in the PBM industry have also caused us and many other PBMs to share with clients a larger portion of the rebates received from pharmaceutical manufacturers and to increase the discounts offered to clients.

        Changes in existing Federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, purchase discount, administrative fee and rebate arrangements with pharmaceutical manufacturers, as well as some of the formulary and other services we provide to pharmaceutical manufacturers, could also reduce the discounts or rebates we receive and adversely impact our business, financial condition, liquidity and operating results.

Changes in industry pricing benchmarks could adversely affect our financial performance.

        Contracts in the prescription drug industry generally use published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, known as AWP, average selling price, known as ASP, and wholesale acquisition cost, known as WAC, and average manufacturer price, known as AMP.

        Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether they will adopt other pricing benchmarks for establishing prices within the industry. Specifically, in the proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against McKesson Corporation and First DataBank, known as FDB, which is one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by 4% at a future time as contemplated by the settlement. At this time, the proposed settlement has not received final court approval. We cannot precisely predict the long-term effect of the proposed settlement or the timing of any impact it may have on our PBM business.

Demands by our clients for enhanced service levels or possible loss or unfavorable modification of contracts with our clients could negatively affect our profitability.

        As our clients face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive PBM environment, and as a result, we may not be able to increase our fees to compensate for these increased services, which could negatively affect our profitability.

Our results of operations could suffer if we lose our pharmacy network affiliations.

        Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and participants. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and health plan participants, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains which control a significant amount of retail pharmacy business, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.

PBMs, including us, could be subject to claims under ERISA if they are found to be fiduciaries of health benefit plans governed by ERISA.

        PBMs typically provide services to corporations and other sponsors of health benefit plans. These plans are subject to the Employee Retirement Income Security Act of 1974, as amended, known as ERISA, which regulates employee pension benefit plans and employee welfare benefit plans, including health and medical plans. The U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by a PBM If a court were to determine, in litigation brought by a private party or in a proceeding arising out of a position taken by the Department of Labor, that MemberHealth was a fiduciary in connection with services it provides, MemberHealth could potentially be subject to claims for breaching fiduciary duties and/or entering into certain "prohibited transactions" under ERISA. In addition, claims also might be made against our PBM under common law and state fiduciary obligation theories.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

        There is substantial Federal and state governmental regulation of our business. Several laws and regulations adopted by the Federal government, such as the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, known as HIPAA, MMA, the USA PATRIOT Act, the False Claims Act, anti-kickback laws and "Do Not Call" regulations, have created administrative and compliance requirements for us. The requirements of these laws and regulations are still evolving, and the cost of compliance may have an adverse effect on our profitability. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil, criminal or administrative penalties. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

        Laws in each of the states in which we operate our health plans and insurance companies also regulate our sales practices, operations, the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. These state regulations generally require, among other things, prior approval or notice of new products, premium rates, benefit changes and specified material transactions, such as dividend payments, purchases or sales of assets, inter-company agreements, and the filing of various financial and operational reports.

        We are also subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. State departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of

Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, and state departments of insurance and departments of health also conduct audits and investigations of us. Several state attorneys general, state departments of insurance and Congressional committees are currently investigating the practices of insurance brokers, including some of those used by companies in the health care industry.

        Any adverse review, audit or investigation could result in:

  •
  repayment of amounts we have been paid pursuant to our government contracts;

  •
  imposition of civil or criminal penalties, fines or other sanctions on us;

  •
  loss of licensure or the right to participate in government-sponsored programs, including Medicare;

  •
  damage to our reputation in various markets; and

  •
  increased difficulty in marketing our products and services.

        Any of these events could make it more difficult for us to sell our products and services, reduce our revenues and profitability and otherwise adversely affect our operating results. For more information on governmental regulation of our business, see the section captioned "Regulation" in Part I, Item 1 of this Annual report on Form 10-K for the year ended December 31, 2007.

We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

        Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates and our members. These regulations include standards for common healthcare transactions, such as claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, HIPAA does not preempt the state standards and laws.

        Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ability to comply with the HIPAA requirements is uncertain. Furthermore, a state's ability to promulgate stricter laws, and uncertainty regarding many aspects of state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

        Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA could also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of the work force, who on behalf of an entity subject to HIPAA performs or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation or financial services.

Changes in governmental regulation or legislative reform could increase our costs of doing business and adversely affect our profitability.

        The Federal government and the states in which we operate extensively our regulate health plans, insurance companies and other business. The laws and regulations governing our operations are generally intended to benefit and protect policyholders, health plan members and providers rather than shareholders. From time to time, Congress has considered various forms of "Patients' Bill of Rights" legislation, which, if adopted, could alter the treatment of coverage decisions under applicable federal employee benefits laws. There have also been legislative attempts at the state level to limit the preemptive effect of Federal employee benefits laws on state laws. If adopted, these types of limitations could increase our liability exposure and could permit greater state regulation of our operations. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

  •
  imposing additional license, registration, or capital reserve requirements;

  •
  increasing our administrative and other costs;

  •
  forcing us to undergo a corporate restructuring;

  •
  increasing mandated benefits without corresponding premium increases;

  •
  limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

  •
  adversely affecting our ability to operate under the Medicare program and to continue to serve our members and attract new members;

  •
  forcing us to alter or restructure our relationships with providers and agents, including making changes to the "deeming" rules for Private Fee for Service Medicare Advantage products;

  •
  restricting our ability to market our products;

  •
  increasing governmental regulation of healthcare and PBM services, including potential regulation of the PBM industry by the U.S. Food and Drug Administration, or direct regulation of pharmacies by regulatory and quasi-regulatory bodies;

  •
  requiring that health plan members have greater access to non-formulary drugs;

  •
  expanding the ability of health plan members to sue their plans;

  •
  requiring us to implement additional or different programs and systems;

  •
  increasing antitrust lawsuits challenging PBM pricing practices;

  •
  instituting state legislation regulating PBMs or imposing fiduciary status on PBMs; and

  •
  instituting drug pricing legislation, including "most favored nation" pricing and "unitary pricing" legislation.

        While it is not possible to predict when and whether fundamental policy changes would occur, these could include policy changes on the local, state and federal level that could fundamentally change the dynamics of our industry, such as policy changes mandating a much larger role of the government in the health care arena. Changes in public policy could materially affect our profitability, our ability to retain or grow business, or our financial condition. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

  •
  health insurance access and affordability;

  •
  disclosure of provider quality information;

  •
  electronic access to pharmacy and medical records;

  •
  formation of regional or national association health plans for small employers;

  •
  universal health coverage; and

  •
  disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency.

All of these proposals could apply to us and could result in new regulations that increase the cost of our operations. Healthcare organizations also may reduce or delay the purchase of PBM services, and manufacturers may reduce administrative fees and rebates or reduce supplies of some products. There can be no assurance that legislative or regulatory change will not affect our ability to negotiate rebate and administrative fee arrangements with manufacturers and will not have a material adverse effect on our business.

        In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could limit our business practices and impair our ability to serve our clients.

Our reliance upon third party administrators may disrupt or adversely affect our operations.

        We depend on independent third parties for significant portions of our systems-related support, equipment, facilities and data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors.

        We have outsourced the operation of our data center, call centers and new business processing services to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. We also rely upon data from CMS and our joint venture partner Caremark for information relating to Medicare Part D and Medicare Advantage membership and claims administration, respectively. MemberHealth also relies upon Computer Sciences Corporation, known as CSC, and SXC Health Solutions, Inc. for information relating to Medicare Part D membership and claims administration, respectively. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. Additionally, as of November 2006, we ceased to utilize a third party administrator, TMG Health, to manage our private fee-for-service claims, and brought this function in-house. This has put additional administrative burdens on us. A change in service providers could result in a decline in service quality and effectiveness, increased cost or less favorable contract terms which could adversely affect our operating results. Some of our outsourced services are being performed overseas. For 2008, CMS will require approval of the performance of services overseas. Failing to obtain this approval could have a material adverse effect on our results of operations and financial condition.

Reductions in funding for Medicare programs could materially reduce our profitability.

        We generated approximately 83% of our total revenue for the fiscal year ended December 31, 2007 (89% of our total revenue on a pro forma basis assuming the MemberHealth acquisition had been consummated on January 1, 2007) by the operation of our Medicare Advantage HMO, Medicare Advantage private fee-for-service plans and Medicare Part D PDPs. As a result, our revenue and profitability are dependent, in part, on government funding levels for these programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels may be affected by continuing government efforts to contain prescription drug costs and other medical expenses, and other federal budgetary constraints. The government is currently examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare.

The MMA made changes to the Medicare program that will materially impact our operations and could reduce our profitability and increase competition for existing and prospective members.

        The MMA substantially changed the Medicare program and caused us to modify how we operate our business. Although many of these changes are designed to benefit Medicare Advantage plans generally, some provisions of the MMA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties.

Increased competition could adversely affect our enrollment and results of operations.

  •
  The MMA increased reimbursement rates for Medicare Advantage plans. Higher reimbursement rates may induce the establishment of new plans that participate in the Medicare program, creating new competition that could adversely affect our profitability and cause increased lapsation in our Medicare Supplement in force as policyholders choose to enroll in a competitor's plan.

  •
  As of 2006, the MMA mandated a new regional Medicare preferred provider organization, or Medicare PPO, program and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their members more flexibility to select physicians than the current plans, which are health plans that require members to coordinate with a primary care physician. The regional Medicare PPO program and private fee-for-service plans compete with local Medicare Advantage programs and have affected, and may continue to affect, our Medicare Advantage business.

The new competitive bidding process may adversely affect our profitability.

        As of January 1, 2006, the payments for the local Medicare Advantage health plan and regional Medicare Advantage PPO programs are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

The new limited annual enrollment process may adversely affect our growth and ability to market our products.

        Beginning in 2006, Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits until the next enrollment period. The new annual enrollment process and subsequent "lock-in" provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.

The limited annual enrollment period may make it difficult to retain an adequate sales force.

        As a result of the limited annual enrollment period and the subsequent "lock-in" provisions of the MMA, our internal and external sales force may be limited in its ability to market some of our products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products.

We may be responsible for the actions of our independent and career agents, and restrictions on our ability to market would adversely affect our revenue.

        In litigation against our subsidiaries, our members sometimes claim that agents failed to comply with applicable laws, regulations and rules, or acted improperly in other ways, and that we are responsible for the alleged failure. We may be liable for contractual and extra-contractual damages on these claims. We cannot assure you that any future claim will not result in material liability in the future. Federal and state regulators increasingly scrutinize the marketing practices of insurers, such as Medicare Advantage and private fee-for-service plans, MA-PDs and PDPs and their marketing agents, and there is no guarantee that regulators will not scrutinize the practices of our Medicare Advantage plans, PDPs and our marketing agents, and will not expose us to liability.

        We rely on our marketing and sales efforts for a significant portion of our premium revenue growth. The Federal government and state governments in the states in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that we may conduct. If our marketing efforts were to be prohibited or curtailed, our ability to increase or sustain membership would be significantly harmed, which would adversely affect our revenue.

        Similarly, Federal and state governments and regulatory agencies have recently placed an increased focus on the sales and marketing of private fee-for-service plans. Concerns over the growing number of market conduct complaints regarding improprieties in the sales of private fee-for-service planes have spawned stricter marketing standards by CMS relating to such plans. This heightened focus on market conduct and stricter standards in the marketing and sales of private fee-for-service plans could require us to modify our systems, increase our costs and change our agent training requirements, which could result in a material adverse effect on our results of operations and financial condition.

        For example, in 2005, the Wisconsin Office of the Commissioner of Insurance, known as WI OCI, initiated an investigation into the sales practices of the Pennsylvania Life sales agents in the state. We cannot provide assurance that we will resolve the issues raised by the Wisconsin OCI without adversely affecting our results of operations or financial condition, or that other state insurance regulators will not initiate similar investigations.

If our government contracts are not renewed or are terminated, our business could be substantially impaired.

        We provide our Medicare and other services through a limited number of contracts with Federal government agencies. These contracts generally have terms of one or two years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, a government agency may suspend our right to add new members if it finds deficiencies in our provider network or operations. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, including seeking to enter into contracts in other geographic markets, seeking to enter into contracts for other services in our existing markets, or seeking to acquire other businesses with existing government contracts. If we were unable to do so, we could be forced to cease conducting business. In any such event, our revenues and profits would decrease materially.

We have a significant amount of debt outstanding that contains restrictive covenants, and we may be unable to service and repay our debt obligations if our subsidiaries cannot pay sufficient dividends or make other cash payments to us.

        As of December 31, 2007, we had $349 million of debt outstanding under the term portion of our credit agreement, of which we have agreed to prepay $25 million of term debt in April 2008. We have available borrowing capacity under the revolving portion of our credit facility of $150 million. In March 2007, we issued $50 million of our trust preferred securities. In December 2007, we redeemed $15 million and had $110 million of trust preferred securities outstanding at December 31, 2007. Our credit agreement provides that upon the occurrence of specified events all of the capital stock of the guarantor subsidiaries under the credit agreement will be pledged to our bank lenders; those events have occurred and we have pledged this stock. Because our principal outstanding indebtedness has been incurred by our parent company, our ability to make interest and principal payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to our parent company. Our subsidiaries will be able to pay dividends to our parent company only if they earn sufficient profits and, in the case of our insurance company and health plan subsidiaries, they satisfy the requirements of the state insurance laws relating to dividend payments and the maintenance of required surplus.

        Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness before use for other corporate purposes, such as funding future expansion of our business and ongoing capital expenditures. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. We may also incur additional indebtedness in the future. Our indebtedness could have additional adverse consequences, such as:

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

        Our continued growth is dependent upon our ability to support premium revenue growth through the expansion of our markets and our network of agents while at the same time maintaining sufficient levels of capital and surplus to support that growth. Our new business growth typically results in reduced income caused by costs related to new market expansion and, on some insurance products, net losses during the early years of a policy, called statutory surplus strain. The resulting reduction in capital and surplus can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and other required statutory surplus parameters. In addition, some states, such as Florida and Texas, limit an insurer's ability to write specified lines of business if gross or net premiums written would exceed a specified percentage of capital and surplus. Likewise, we are required to maintain adequate risk based capital ratios as prescribed by each state. Moreover, we need substantially more capital than the statutory minimums to support our level of premium growth and to finance acquisitions. If we cannot generate sufficient capital and statutory surplus to maintain minimum statutory requirements and to support our growth, we could be restricted in our ability to generate new premium revenue.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our ability to obtain funds from our subsidiaries may be restricted and our cash flows and liquidity may be adversely affected.

        Because Universal American operates as a holding company, it is dependent upon dividends and administrative expense reimbursements from its subsidiaries to fund its obligations, including payment of principal and interest on our debt obligations. These subsidiaries generally are regulated by state departments of insurance. Our health plan and insurance company subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay for purposes other than to pay income taxes related to their earnings. These laws and regulations also limit the amount of management fees our subsidiaries may pay to their affiliates, including our management subsidiaries, without prior notification to, or in some cases approval of, state regulators.

        We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from our parent company. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends that exceed specified amounts from these subsidiaries, or, in some states, any amount. The pre-approval and notice requirements vary from state to state, and the discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Subsidiaries that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. If the regulators were to deny or significantly restrict our subsidiaries' requests to pay dividends to us or to pay management and other fees to affiliates, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy and satisfy our debt obligations, or we could be required to incur additional indebtedness to fund these strategies.

        In addition, one or more of these states could increase the statutory capital level from time to time. States have also adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the states in which we operate maintain or adopt risk-based capital requirements, the state departments of insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our recent offerings of PDPs and expansion of private fee for service products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

        In the event that we are unable to provide sufficient capital to fund the debt obligations of Universal American, our operations or financial position may be adversely affected.

Downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations.

        Increased public and regulatory concerns regarding the financial stability of insurance companies and health plans have resulted in consumers placing greater emphasis upon financial strength ratings. Claims paying ability, financial strength, and debt ratings by recognized rating organizations are increasingly important factors in establishing the competitive position of insurance companies and health plans. Ratings information is broadly disseminated and generally used throughout the industry. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our subsidiaries by independent industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our subsidiary writing the business improves to at least an "A-" from its "B++." The lack of higher A.M. Best ratings for our subsidiaries could adversely affect sales of our products.

        Our debt ratings affect both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency's opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. Following announcement on March 5, 2008 of the revision of our estimate of MemberHealth's revenue for 2008, Standard & Poor's indicated that it will reduce its BBB- investment grade rating on our debt to BB+, which is below investment grade, and A.M. Best indicated that it will maintain its B++ rating on our core insurance subsidiaries. There is no assurance that the rating agencies will maintain these ratings in the future. Any future downgrade in our ratings may cause our policyholders and members to lapse, and may cause some of our agents to sell less of our products or to cease selling our products altogether. Increased lapse rates would reduce our premium revenue and net income. Thus, downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

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

        Our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, or suffer other adverse consequences.

        To the extent we fail to maintain effective information systems, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of our data centers to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed.

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

        As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to such transactions that are designed to enhance our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, transactions as well as effectively integrate any acquired companies into our operations. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be unable to sustain our historical growth rates, we may be put at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

Acquisition risk

        The rapid growth in the size and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have experienced, and expect to continue to experience, considerable growth through acquisitions.

        Acquisitions involve numerous additional risks, some of which we have experienced in the past, such as:

  •
  difficulties in the integration of operations, technologies, products, systems and personnel of the acquired company;

  •
  diversion of financial and management resources from existing operations;

  •
  potential increases in policy lapses;

  •
  potential losses from unanticipated litigation, undiscovered or undisclosed liabilities or unanticipated levels of claims;

  •
  inability to generate sufficient revenue to offset acquisition costs;

  •
  loss of key customer accounts: and

  •
  loss of key provider contracts or renegotiation of existing contracts on less favorable terms.

        In addition, we generally are required to obtain regulatory approval from one or more governmental agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want, such as commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for acquisitions on terms favorable to us, or at all.

        To the extent we complete an acquisition, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the following or other aspects of acquisitions with our existing businesses

  •
  additional employees who are not familiar with our operations;

  •
  new provider networks, which may operate on terms different from our existing networks;

  •
  additional members, who may decide to transfer to other healthcare providers or health plans;

  •
  disparate information technology, claims processing, and record keeping systems; and

  •
  accounting policies, some of which require a high degree of judgment or complex estimation processes, such as estimates of reserves, IBNR claims, valuation and accounting for goodwill and intangible assets, stock-based compensation, and income tax matters.

        For all of the above reasons, we may not be able to implement our acquisition strategy successfully.

        Furthermore, in the event of an acquisition or investment, you should be aware that we may issue stock that would dilute stock ownership, incur debt that would restrict our cash flow, assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management's attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities or our historical business.

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

  •
  the time and costs associated with designing and filing new product forms and recruiting related sales forces to offer products in the new area;

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

Any failure to manage sales and administrative costs could impair profitability.

        The level of our sales and administrative expenses affects our profitability. While we proactively attempt to manage such expenses effectively, increases in the cost of sales and marketing, staff-related expenses, investment in new products, including our opportunities in the Medicare programs, greater emphasis on small group and individual health insurance products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time.

        There can be no assurance that we will be able to contain our sales expenses in line with our actual levels of production and our administrative expenses in line with our membership base. This may result in a material adverse effect on our financial position, results of operations and cash flows.

Most of our assets are invested in fixed income securities and are subject to market fluctuations.

        Our investment portfolio consists almost entirely of fixed income securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our balance sheet. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our results of operations and financial condition.

Further deterioration in the mortgage-backed securities market or significant deterioration in the mortgage-backed securities we hold could adversely affect our results of operations or financial condition.

        As of December 31, 2007, we held securities with a par value of approximately $147 million with exposure to Subprime mortgages. The market value of these securities was $100 million at December 31, 2007, representing approximately 6% of our cash and invested assets. During the fourth quarter of 2007, we recognized other than temporary impairment in the value of certain of our securities with exposure to subprime mortgages totaling $41.0 million. As the economy in general and the market for mortgage-backed securities with exposure to Subprime mortgages have deteriorated over the last year, these securities have become increasingly illiquid. If the mortgage-backed securities with exposure to Subprime mortgages in our portfolio experience significant rates of default, if the market for these securities continues to experience lack of liquidity or otherwise deteriorates or this lack of liquidity worsens, we might need to continue to impair the value of these securities, which could adversely effect our results of operations or financial condition.

        Additionally, mortgage-backed securities are subject to prepayment risks that vary with interest rates, among other things. During periods of declining interest rates, mortgage-backed securities generally prepay faster as the underlying mortgages are prepaid or refinanced by borrowers in order to take advantage of lower rates. Mortgage-backed securities that have an amortized cost greater than par because we purchased them at a premium may incur a reduction in yield or a loss as a result of these prepayments.

Legal and regulatory investigations and actions are increasingly common in the insurance and managed care business and may result in financial losses and harm our reputation.

        We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Due to the nature of our businesses, we are subject to a variety of legal and regulatory actions relating to our business operations, including the design, management and offering of products and services. The following are examples of the types of potential litigation and regulatory investigations we face:

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

  •
  challenges to the use of software products used in administering claims;

  •
  claims relating to our administration of our Medicare Part D and other healthcare and insurance offerings and PBM;

  •
  claims by government agencies relating to compliance with laws and regulations;

  •
  medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers' alleged malpractice or negligence;

  •
  claims relating to product design;

  •
  allegations of anti-competitive and unfair business activities;

  •
  provider disputes over compensation and termination of provider contracts;

  •
  allegations of discrimination;

  •
  claims related to the failure to disclose business practices;

  •
  allegations of breaches of duties to customers;

  •
  claims relating to inadequate disclosure in our public filings;

  •
  allegations of agent misconduct;

  •
  claims relating to suitability of annuity products;

  •
  claims relating to customer audits and contract performance; and

  •
  claims relating to dispensing of drugs associated with our in-house mail order pharmacy.

        Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, and punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, Federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

        "Item 3—Legal Proceedings" and "Commitments and Contingencies" in Note 15 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data of this report contains a description of material legal actions in which we are currently involved.

        We cannot predict the outcome of actions we face with certainty, and we are incurring expenses in the defense of our current matters. We also may be subject to additional litigation in the future. Litigation could materially adversely affect our business or results of operations because of the costs of defending these cases, the costs of settlement or judgments against us, or the changes in our operations that could result from litigation. The defense of any such actions may be time-consuming and costly, and may distract our management's attention. In addition, we could suffer significant harm to our reputation, which could have an adverse effect on our business, financial condition and results of operations. As a result, we may incur significant expenses and may be unable to effectively operate our business.

        Potential liabilities may not be covered by insurance or indemnity, insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. In addition, some types of damages, like punitive damages or damage for willful acts, may not be covered by insurance. The cost of business insurance coverage has increased significantly. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all.

        The health care industry continues to receive significant negative publicity regarding the public's perception of it. This publicity and public perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation and governmental review of industry practices. These factors, as well as any negative publicity about us in particular, could adversely affect our ability to market our products or services and to attract and retain members, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

The occurrence of natural or man-made disasters could adversely affect our financial condition and results of operation.

        We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and pandemic health events such as avian influenza, as well as man-made disasters, including acts of terrorism and military actions. For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and members who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

        A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay principal or interest on their securities.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

        Our future success depends partly on the continued contribution of our senior management and other key employees. While we currently have employment agreements with key executives, these do not guarantee that the services of these executives will continue to be available to us. The loss of the services of any of our senior management, or other key employees, could harm our business. In addition, recruiting and retaining the personnel we require to effectively compete in our markets may be difficult. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

If we fail to effectively execute our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected.

        Our future performance depends in large part upon our management team's ability to execute our strategy to position us for the future. This strategy includes opportunities created by the MMA. The MMA offers new opportunities in our Medicare programs, including our health plan and private fee-for-service Medicare Advantage products, as well as Medicare Part D plans. We have made substantial investments in our Medicare programs to enhance our ability to participate in these programs. Over the past few years we have increased the size of our Medicare geographic reach since the enactment of the MMA through expanded Medicare product offerings. We offer both stand-alone Medicare Part D plans and Medicare Advantage plans with prescription drug coverage in addition to our other product offerings. For 2008, we offer Medicare Part D plans in 50 states as well as the District of Columbia, Puerto Rico and the U.S. Virgin Island. We offer private fee-for-service plans in 47 states, up from 35 states in 2007. The growth in our Medicare membership and revenues impacts the pattern of our quarterly earnings, including the timing of membership enrollment and the speed with which the individual members meet their deductibles and cost-sharing obligations.

        Our contracts with CMS, as well as applicable Medicare Part D regulations and federal and state laws, requires us to, among other obligations:

  •
  comply with disclosure, filing, record-keeping and marketing rules;

  •
  operate quality assurance, drug utilization management and medication therapy management programs;

  •
  support e-prescribing initiatives;

  •
  implement grievance, appeals and formulary exception processes;

  •
  comply with payment protocols, which include the return of overpayments to CMS and, in specified circumstances, coordination with state pharmacy assistance programs;

  •
  use approved networks and formularies, and provide access to these networks to any willing pharmacy;

  •
  provide emergency out-of-network coverage; and

  •
  adopt a comprehensive Medicare and Fraud, Waste and Abuse compliance program.

Any contractual or regulatory non-compliance on our part could entail significant sanctions and monetary penalties.

        CMS has announced that the 2008 PFFS selling season will run from November 15, 2007 through March 31, 2008, which is shorter than the 2007 selling season, which was extended by CMS beyond March 31, 2007. The shorter than anticipated 2008 selling season could have a material adverse effect on our business and results of operations.

Because our Medicare Advantage premiums, which generate most of our Medicare Advantage revenues, are fixed by contract, we are unable to increase our Medicare Advantage premiums during the contract term if our corresponding medical benefits expense exceeds our estimates.

        Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. We use a significant portion of our revenues to pay the costs of health care services delivered to our members. The principal costs consist of claims payments, capitation payments and other costs incurred to provide health insurance coverage to our members. Generally, premiums in the health care business are fixed on an annual basis by contract, and we are obligated during the contract period to provide or arrange of the provision of healthcare services as established by the Federal government.

        We are unable to increase the premiums we receive under these contracts during the then-current terms. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we generally cannot recover costs we incur in excess of our medical cost projections in the contract year through higher premiums. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, claims, known as IBNR, may have a material adverse effect on our financial condition, results of operations, or cash flows. If our estimates of reserves are inaccurate, our ability to take timely correction actions or to otherwise establish appropriate premium pricing could be adversely affected. Failure to adequately price our products or to estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent that CMS or Congress takes action to reduce the levels of payments to Medicare Advantage providers, our revenues would be adversely affected.

        We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, cost trends, product mix, seasonality, medical inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, historically, our medical expenses as a percentage of premium revenue have fluctuated. The principal factors that may cause medical expenses to exceed our estimates are:

  •
  increased utilization of medical facilities and services, including prescription drugs;

  •
  increased cost of services;

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

        We derive a substantial portion of our Medicare Advantage health plan revenues and profits from Medicare Advantage health plan operations in Texas. If we are unable to continue to operate in Texas, or if we must significantly curtail our current operations in any portion of Texas, our revenues will decrease materially. Our reliance on our operations in Texas could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors. In addition, our market share in Texas may make it more difficult for us to expand our membership in existing markets in Texas. Our inability to continue to operate in Texas, or a decrease in the revenues or profitability of our Texas operations, would harm our overall operating results.

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

        Our benefits incurred expense includes estimates of IBNR. We, together with our internal and external consulting actuaries, estimate our claim liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process, and those differences could be material. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of benefit expense that we incur may be materially more or less than the amount of IBNR originally estimated, and materially different amounts could be reported in our financial statements for a particular period under different conditions or using different assumptions. We make adjustments, if necessary, to benefits incurred expense when the criteria used to determine IBNR change and when we ultimately determine actual claim costs. If our estimates of IBNR are inadequate in the future, our reported results of operations will be adversely affected. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.

Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

        We calculate and maintain reserves for the estimated future payment of claims to our insurance policyholders using the same actuarial assumptions that we use to set our premiums. For our accident and health insurance business, we establish active life reserves for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and medical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, we necessarily base our reserves and liabilities on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and shareholders' equity.

The availability of reinsurance on acceptable terms and the financial stability of our reinsurers could impact our ability to manage risk and increase the volume of insurance that we sell.

        We utilize reinsurance agreements with larger, financially sound and highly-rated reinsurers to mitigate insurance risks that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or under-performing blocks of business. As of December 31, 2007, we ceded to reinsurers approximately 16% of our gross annualized insurance premium in force, excluding the State of Connecticut employee business, which is 100% ceded to PharmaCare Re. Reinsurance arrangements leave us exposed to two risks: Credit risk and replacement risk. Credit risk exists because reinsurance does not relieve us of our direct liability to our insureds for the portion of the risks ceded to reinsurers. We are exposed to the risk of a reinsurer's failure to pay in full and in a timely manner the claims we make against them in accordance with the terms of our reinsurance agreements, which could expose our insurance company subsidiaries to liabilities in excess of their reserves and surplus and could expose them to insolvency proceedings. The failure of a reinsurer to make timely claims payments to us could materially and adversely affect our results of operations and financial condition and our ability to make payments to our policyholders. Replacement risk exists because a reinsurer may cancel its participation on new business issued on advance notice. As a result, we would need to find reinsurance from another source to support our level of new business. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Because our current reinsurance agreements are non-cancelable for business in force, non-renewal or cancellation of a reinsurance arrangement affects only new business and the reinsurer remains liable on business reinsured prior to non-renewal or cancellation. In the event that current reinsurers cancel their participation on new business, we would seek to replace them, possibly at higher rates. If we are not able to reinsure our life insurance products on acceptable terms, we would consider limiting the amount of this new business we issue. A failure to obtain reinsurance on acceptable terms would allow us to underwrite new business only to the extent that we are willing and able to bear the exposure to the new business on our own.

We may experience future lapsation in our Medicare supplement business, requiring faster amortization of the deferred acquisition costs.

        We experienced higher than expected lapsation in our Medicare supplement business beginning in the third quarter of 2005, which continued through the second quarter of 2007 and returned to the lower level thereafter. We believe that there are a number of factors contributing to the lapsation, including competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of some of our sales managers. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare supplement business will decline from the levels experienced from 2005 to 2007, requiring faster amortization of the deferred costs.

We may experience higher than expected loss ratios in our Medicare supplement business, which could materially adversely affect our results of operations.

        We may experience higher than expected loss ratios on our Medicare supplement business. In the past, as a result of higher than anticipated Part B costs, relating to outpatient doctors, and skilled nursing facility incidence, we did not see our historical pattern of seasonal reduction in loss ratios in the latter part of the year. We actively seek to obtain appropriate rate action in an effort to reverse the trend in these numbers; however, we can make no assurances that future rate increases will be obtained, or if obtained, will be sufficient. We also cannot give assurance that our Medicare supplement loss ratio will not continue to increase beyond what we currently anticipate.

We may not be able to compete successfully if we cannot recruit and retain insurance agents, which could materially adversely affect our business and ability to compete.

        We distribute our products principally through career agents and independent agents who we recruit and train to market and sell our products. We also engage managing general agents from time to time to recruit agents and develop networks of agents in various states. We compete with other insurance companies for productive agents, primarily on the basis of our financial position, support services, compensation and product features. It can be difficult to successfully compete for productive agents with larger insurance companies that have higher financial strength ratings than we do. Our business and ability to compete will suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our managing general agents.

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

We have stopped selling annuities and long term care insurance and the premiums that we charge for the long term care policies that remain in force may not be adequate to cover the claims expenses that we incur.

        We have concluded that the sale of long term care insurance and annuities does not fit within our strategic or financial goals.

        We began to curtail the sale of new long-term care business in 2003, and stopped all new sales at the end of 2004. As of December 31, 2007, approximately, $35.1 million of annualized premium remains in force, of which we retain approximately $22.8 million. The overall block of business continues to generate losses; a portion of the losses we have incurred relates to a specific block of Florida home health care business that we stopped selling in 1999. There can be no assurance that current premiums we charge will be adequate to cover the claims expenses that we will incur in the future. There is also no assurance that rate increases that we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience.

        We stopped selling annuity products in 2006. As a result of not offering new products, our agents and policyholders might seek to move their deposits to insurance companies that are active in this business, causing an increase in the lapsation of our in force annuity deposits. This could require us to amortize a higher than expected amount of deferred acquisition costs associated with the terminated policies and might also require us to sell bonds that were purchased to provide an appropriate interest spread to these interest sensitive products, and would negatively impact our operating results.

A reduction in the number of members in our health plans could adversely affect our results of operations.

        A reduction in the number of members in our health plans could adversely affect our results of operations. The principal factors that could contribute to the loss of membership are:

  •
  competition in premium or plan benefits from other health care benefit companies;

  •
  reductions in the number of employers offering health care coverage;

  •
  competition from physicians or other provider groups who may elect to form their own health plans;

  •
  inability to develop and maintain satisfactory relationships with the providers of care to our members;

  •
  reductions in work force by existing customers;

  •
  our increases in premiums or benefit changes;

  •
  our exit from a market or the termination of a health plan;

  •
  negative publicity and news coverage relating to our company or the managed health care industry generally; and

  •
  catastrophic events, such as epidemics, natural disasters and man-made catastrophes, and other unforeseen occurrences.

We have incurred and may in the future incur significant expenses in connection with the implementation and expansion of our new Medicare Advantage plans, which could adversely affect our operating results.

        For the 2008 selling season, we expanded the markets in which we offer our Medicare Advantage products, including expansion of our private fee-for-service plans from 35 to 47 states and expansion of our HealthPlans to new markets in North Texas and Wisconsin. We expect to expand the number of markets for 2009 as well. In connection with this expansion, we have incurred expenses to upgrade and improve our infrastructure, technology, and systems to manage these products, and will in the future incur additional expenses. In particular, we incurred the following expenses in connection with the implementation and expansion of our Medicare Advantage program:

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

        There can be no assurance that we will recoup such expenditures or that they will result in profitable operations, currently, or in the future.

Our stock price and trading volume may be volatile, which could result in a decrease in the price of our common stock.

        From time to time, the price and trading volume of our common stock may experience periods of significant volatility. Company-specific issues and developments generally in the health care and insurance industries, the regulatory environment and the capital markets may cause this volatility. The principal events and factors that we have identified that may cause our stock price and trading volume to fluctuate are:

  •
  variations in our operating results;

  •
  changes in the market's expectations about our future operating results;

  •
  changes in financial estimates and recommendations by securities analysts concerning our company or the health care or insurance industries generally;

  •
  operating and stock price performance of other companies that investors may deem comparable;

  •
  news reports relating to trends in our markets;

  •
  changes in the laws and regulations affecting our business;

  •
  acquisitions and financings by us or others in our industry; and

  •
  sales of substantial amounts of our common stock by our directors and executive officers or principal shareholders, or the perception that these sales could occur.

If we are unable to maintain effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our common stock.

        Because of our status as a public company, we are required to test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. These control systems relate to our corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

        If we conclude that we do not have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover material weaknesses, significant deficiencies or other issues with these controls that could also result in adverse investor reaction. These results may also subject us to adverse regulatory consequences.

State insurance laws and anti-takeover provisions in our organizational documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management.

        Provisions of state insurance laws, the business corporation law of the State of New York, where we are incorporated, and our certificate of incorporation and bylaws, as well as the percentage of our common stock owned by our management, directors and private equity investors may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which shareholders might otherwise receive a premium for their shares over then current prices or that shareholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        There are no unresolved comments from the Staff of the Securities and Exchange Commission regarding the registrant's periodic or current reports under the Act.

ITEM 2—PROPERTIES

        Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Lake Mary, Florida and Solon, Ohio. Our Administrative Services operations occupy office space in Pensacola and Weston, Florida and Mississauga, Ontario, Canada. Our Medicare Advantage operations occupy office space in Houston, Beaumont and Dallas, Texas, as well as Oklahoma City, Oklahoma and Milwaukee, Wisconsin. We lease all of the approximately 452,000 square feet of office space that we occupy. Management considers its office facilities suitable and adequate for the current level of operations. In addition to the above, Pennsylvania Life is the named lessee on approximately 44 properties occupied by career agents for use as field offices. Rent for these field offices is reimbursed by the agents. Additional information regarding our lease obligations is included in Note 15—Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

  Securities Class Action and Derivative Litigation

        Five actions containing related factual allegations were filed against us and several of our officers and directors between November 22, 2005 and February 2, 2006. Plaintiffs voluntarily withdrew one of these actions, two were consolidated and the Court later dismissed this consolidated action, the plaintiff voluntarily withdrew one action, and one action is still pending.

        In the first action, Robert Kemp filed a purported class action complaint on November 22, 2005, in the United States District Court for the Southern District of New York. The Kemp action was a purported class action asserted on behalf of those of our shareholders who acquired our common stock between February 16, 2005 and October 28, 2005. Plaintiffs in the Kemp action sought unspecified damages under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon allegedly false statements by us and our officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant in press releases, financial statements and analyst conferences during the class period.

        Western Trust Laborers-Employers Pension Trust, a putative class member in the Kemp Action who was appointed lead plaintiff in that action, filed another purported class action on February 2,

2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in this Western Trust action, which also purports to be a class action, are similar to those in the Kemp action. By order dated May 1, 2006, the Court consolidated the Kemp action and this Western Trust action.

        Following the Court's dismissal of the amended consolidated complaint in the Kemp/Western Trust action in January 2007, and the filing of a second amended consolidated complaint by plaintiffs in March 2007, and the service by defendants in May 2007 of a motion to dismiss the second amended consolidated complaint, the Kemp/Western Trust action reached a conclusion on July 16, 2007, when the Court entered a stipulation and order dismissing the consolidated case with prejudice and without costs.

        Shortly after the filing of the Kemp action, shareholders purporting to act on our behalf filed derivatively, and not as class actions, two cases based upon the factual allegations of the Kemp action. Green Meadows Partners LLP filed one of these cases on December 13, 2005 in the United States District Court for the Southern District of New York. Green Meadows voluntarily withdrew this case shortly after the dismissal of the Kemp/Western Trust action.

        Plaintiff Arthur Tsutsui filed the second derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three officer defendants named in the other actions, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of the Kemp/Western Trust action constituted a breach of fiduciary duty by the officer defendants and the directors that caused us to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer defendants from the sale of our stock that was in breach of their fiduciary duties. On August 17, 2006, the Court issued an order staying the case until such time, among others, as the Kemp/Western Trust action is fully and finally resolved or settled.

        Despite the dismissal of the Kemp/Western Trust action with prejudice, the plaintiff in the Tsutsui action has declined to dismiss the complaint in that case. Accordingly, on October 1, 2007, defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The motion was fully briefed and submitted to the Court for decision on December 19, 2007.

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

        The Stellato action alleged that the offer was made at an "unfair price, under unfair terms and through improper means" and sought an injunction preventing the offer from being consummated, or in the alternative, monetary damages. The Green Meadows II action alleged that Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass dominate our board of directors, and have breached their fiduciary duties by, among other things, making a buyout proposal that "fails to take into account the value of Universal American, its improving financial results and its value in comparison to other similar companies." The action sought, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages. The Sorrentino action also alleged board domination by Messers. Barasch, Cooper, Leathers, and Spass, and asserted that the offer price is "unconscionable, unfair and grossly inadequate and constitutes unfair dealing." The action sought an injunction preventing the acquisition proposal from being consummated or rescinding the acquisition proposal, or, in the alternative, monetary damages.

        Plaintiffs filed three other actions pertaining to the acquisition proposal in the Supreme Court for Westchester County as Conolly v. Universal American Financial Corp, et al. (06-21712), McCormack v. Averill et al. (06-21365), and Zhang v. Barasch et al. (21672-06). The Conolly action alleged that the shareholder agreement to which Mr. Barasch and Capital Z are parties "deter[s] potential bids for the Company at a premium to the presently offered price," and that the sponsors of the acquisition proposal (excluding Mr. Barasch) are members of a "club" of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in "driv[ing] down the prices of potential acquisition targets." The Conolly action further asserted that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the acquisition proposal. The complaint sought an injunction prohibiting consummation of the acquisition proposal, or in the alternative, monetary damages. The McCormack action also asserted that the acquisition proposal was "the product of unfair dealing" by our management and its then largest shareholder, Capital Z, and sought an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the acquisition proposal, as well as monetary damages. The Zhang action asserted that the acquisition proposal price was unfair and failed to take into account the value of our company; it sought injunctive relief and/or damages.

        On January 11, 2007, the New York Supreme Court, Westchester County, signed an order consolidating each of the six actions in the Commercial Division of Westchester Court under the caption, In re Universal American Financial Corp. Buyout Offer Shareholder Litigation. The defendants named in the consolidation order included us, Mr. Barasch and the other sponsors of the acquisition proposal, including Capital Z, as well as eight other members of our board of directors. The Court's order provided that the plaintiff would file a consolidated amended complaint, and the defendants' time to respond would extend to 40 days thereafter. However, a consolidated amended complaint was never filed.

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

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino vs. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright in the Supreme Court for New York State, Westchester County. The complaint alleges that

  •
  the defendants who are our directors allegedly breached fiduciary duties they owed to our shareholders in connection with our entering into its previously announced merger agreement to acquire MemberHealth and concurrent agreements with equity investors for these equity investors to acquire our securities, and the defendants who are equity investors purportedly aided and abetted that breach; and

  •
  the defendants who are our directors allegedly breached their duty of candor to our shareholders by failing to disclose material information concerning these transactions.

        The plaintiffs seek, among other things, an injunction against the consummation of the transactions and damages in an amount to be determined. We have reviewed the complaint and believe the lawsuit is without merit. On September 7, 2007, we filed a motion to dismiss the action on the ground, among others, that the complaint fails to state a claim for relief, which is still pending before the Court.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted by us to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On December 3, 2007, our common shares began trading on the New York Stock Exchange, or the NYSE, under the new ticker symbol "UAM." Prior to December 3, 2007, our common stock traded in the over-the-counter market and was quoted on the Nasdaq Global Select tier of The Nasdaq Stock Market, or the Nasdaq, under the symbol "UHCO". The following table sets forth the high and low sales prices for our common stock on the NYSE and Nasdaq National Market, as reported by the NYSE or Nasdaq for the periods indicated.

	Common Stock
Period
	High	Low
Year Ended December 31, 2006
First Quarter	$18.74	$14.33
Second Quarter	15.93	12.72
Third Quarter	16.90	12.13
Fourth Quarter	19.30	15.55
Year Ended December 31, 2007
First Quarter	19.50	18.42
Second Quarter	22.00	18.29
Third Quarter	22.85	19.14
Fourth Quarter	25.80	22.90
Year Ending December 31, 2008
First Quarter (through March 14, 2008)	25.97	11.02

        The closing sale price of our common stock on March 14, 2008, as reported by NYSE, was $11.34 per share.

Stockholders

        As of the close of business on March 14, 2008, there were approximately 1,100 holders of record of our common stock. There are no outstanding shares of our nonvoting common stock. We estimate that there are approximately 3,000 beneficial owners of our common stock. In addition, there were approximately 6 record and beneficial holders of our Series A preferred stock and approximately 7 record and beneficial holders of our Series B preferred stock. Each outstanding share of our preferred stock is convertible, directly or indirectly, into 100 shares of our common stock.

Dividends

        We have never declared cash dividends on our common stock, and have no present intention to declare any cash dividends in the foreseeable future. As discussed under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources", our credit facility limits our ability to pay dividends, and the debentures that we have issued simultaneously with our trust preferred securities also limit our ability to pay dividends if we fail to make the required interest payments under the debentures.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 31, 2007	—	—	—	984,472
November 1, 2007—November 30, 2007	—	—	—	984,472
December 1, 2007—December 31, 2007	—	—	—	984,472
Total	—		—

        Universal American's Board of Directors has approved the repurchase of up to $50 million of the Company's common shares during an 18-month period beginning on February 18, 2008. The Company is not obligated to repurchase any specific number of shares under the program or to make repurchases at any specific time. Since the buyback program started and through March 14, 2008, the Company has repurchased 654,000 shares of its common stock for an aggregate amount of $8,420,000.

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2007. We derived the selected financial data presented below for the five fiscal years ended December 31, 2007 from our audited financial statements. We have prepared the following data, other than statutory data, in conformity with generally accepted accounting principles. You should read this selected financial data together with our consolidated financial statements and the notes to those consolidated financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	As of or for the Year Ended December 31,
	2003(2),(4)	2004(2),(3)	2005(2)	2006	2007(1)
	(in thousands, except per share data)
Income Statement Data:
Direct premium and policyholder fees	$644,259	$793,749	$1,088,857	$1,883,579	$3,677,749
Reinsurance premium assumed	27,042	35,682	32,108	32,187	39,937
Reinsurance premium ceded	(279,371)	(243,590)	(349,003)	(718,624)	(776,267)

Net premium and other policyholder fees	391,930	585,841	771,962	1,197,142	2,941,419
Net investment income	51,372	55,564	61,448	75,459	106,970
Fee and other income	12,405	14,436	18,294	27,645	26,412
Net realized gains (losses) on investments	1,701	5,616	5,044	4,818	(40,178)

Total revenues	457,408	661,457	856,748	1,305,064	3,034,623
Total benefits, claims and other deductions	405,811	583,999	786,385	1,257,495	2,958,661

Income from continuing operations before equity in earnings of unconsolidated subsidiary	51,597	77,458	70,363	47,569	75,962
Equity in earnings (loss) of unconsolidated subsidiary	—	—	(3,980)	46,187	56,664

Income from continuing operations before taxes	51,597	77,458	66,383	93,756	132,626
Provision for income taxes	17,474	25,639	22,626	32,610	48,554

Income from continuing operations	34,123	51,819	43,757	61,146	84,072

Discontinued Operations:
Income from discontinued operations, net of taxes	8,929	12,052	10,119	9,788	—
Gain on Sale of discontinued operations, net of taxes	—	—	—	48,372	—

Income from discontinued operations	8,929	12,052	10,119	58,160	—

Net income	$43,052	$63,871	$53,876	$119,306	$84,072

Earnings per common share:
Basic:
Continuing operations	$0.64	$0.95	$0.76	$1.04	$1.20
Discontinued operations	0.16	0.22	0.18	0.99	—

Net income	$0.80	$1.17	$0.94	$2.03	$1.20

Diluted:
Continuing operations	$0.62	$0.92	$0.74	$1.02	$1.18
Discontinued operations	0.16	0.21	0.17	0.97	—

Net income	$0.78	$1.13	$0.91	$1.99	$1.18

(1)
Includes the results of MemberHealth since its acquisition on September 21, 2007.

(2)
Prior period amounts have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

(3)
Includes the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

(4)
Includes the results of Pyramid Life, Inc. since its acquisition on March 31, 2003.

	As of December 31,
	2003(2),(4)	2004(2),(3)	2005(2)	2006	2007(1)
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,086,599	$1,187,775	$1,272,343	$1,677,973	$1,815,620
Total assets	1,773,440	2,011,016	2,224,344	2,585,042	4,089,763
Policyholder related liabilities	1,079,998	1,141,439	1,202,922	1,300,398,	1,800,711
Outstanding bank debt	38,172	101,063	95,813	90,563	349,125
Trust preferred securities	75,000	75,000	75,000	75,000	110,000
Shareholders' equity	345,738	419,421	531,884	623,909	1,351,066
Book value per share:
Basic	$6.41	$7.60	$9.13	$10.54	$14.66
Data Reported to Regulators:
Statutory capital and surplus	$115,571	$135,380	$180,448	$282,453	$545,201
Asset valuation reserve	1,542	2,423	3,182	4,445	5,220

Adjusted capital and surplus	$117,113	$137,803	$183,630	$286,898	$550,421

(1)
Includes the results of MemberHealth since its acquisition on September 21, 2007.

(2)
Prior period amounts have been adjusted to reflect the operations of our Canadian subsidiary as discontinued operations.

(3)
Includes the results of Heritage Health Systems, Inc. since its acquisition on May 28, 2004.

(4)
Includes the results of Pyramid Life, Inc. since its acquisition on March 31, 2003.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included in this Annual Report on Form 10-K.

        The following discussion and analysis presents a review of the Company as of December 31, 2007 and its results of operations for the fiscal years ended December 31, 2007, 2006 and 2005.

Overview

        As a result of the MemberHealth acquisition and Medicare Advantage expansion previously discussed, we have modified the way we manage and report our business. Our Senior Managed Care—Medicare Advantage segment remains unchanged and we continue to provide separate information on the results of our PFFS and HMO businesses. We have split Part D from Senior Market Health and formed a new segment to include both our Prescription PathwaySM product and MemberHealth's Part D product. We have combined the remaining former Senior Market Health segment, primarily Medicare supplement, with the former Specialty Health and Life & Annuity segments to form a new combined segment, Traditional Insurance. The Senior Administrative Services segment remains unchanged and we continue to report the corporate activities of our holding company in a separate segment. We have made reclassifications to conform prior year amounts to the current year presentation. See "Note 20—Business Segment Information" in our consolidated financial statements included in this Annual Report on Form 10-K for a description of our segments.

        We report inter-segment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These inter-segment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The significant items eliminated are

  •
  inter-segment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments, and

  •
  interest on notes payable or receivable between the Corporate segment and the other operating segments.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. Actual results could differ from those estimates. The accounts that, in our judgment, are most critical to the preparation of our financial statements are:

  •
  future policy benefits and claim liabilities,

  •
  deferred policy acquisition costs,

  •
  goodwill,

  •
  present value of future profits and other intangible assets,

  •
  the valuation of specified investments, and

  •
  deferred income taxes.

There have been no changes in our critical accounting policies during 2007.

  Policy related liabilities

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with actuarial assumptions we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, resulting in reduced net income and shareholders' equity.

        A summary of the liabilities by category is presented in the following table:

	December 31,
Liability Type	2006	% of Total Policy Liabilities	2007	% of Total Policy Liabilities
	($in thousands)
Policyholder Account Balances	$485,189	37%	$434,859	24%
Future Policy Benefit Reserves:
Traditional life insurance	189,243	14%	202,258	11%
Accident and health	411,254	32%	414,192	23%

Total Future Policy Benefit Reserves	600,497	46%	616,450	34%

Policy and contract claims—Accident and Health:
Due and Unpaid Claims	105,272	8%	435,073	24%
Incurred but not reported claims ("IBNR")	96,539	8%	302,116	17%

Total Accident and Health Claim Liabilities	201,811	16%	737,189	41%
Policy and contract claims—Life	12,901	1%	12,213	1%

Total Policy Liabilities	$1,300,398	100%	$1,800,711	100%

  Policyholder Account Balances

        Policyholder account balances represent the balance that accrues to the benefit of the policyholder, otherwise known as the account value, as of the financial statement date. Account values increase to reflect additional deposits received and interest credited based on the account value. Account values decline to reflect surrenders and other withdrawals, including withdrawals relating to the cost of insurance and expense charges. We review the interest crediting rates periodically and adjust (with certain minimum levels below which the crediting rate cannot fall) as deemed necessary.

  Future Policy Benefit Reserves—Traditional Life Insurance Policies

        The liability for future policy benefits represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect the Company's actual experience when appropriate.

  Future Policy Benefit Reserves—Accident and Health Policies

        The liability for future policy benefits represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect the Company's actual experience when appropriate.

        For our fixed benefit accident and sickness and our long term care products, we establish a reserve for future policy benefits at the time we issue each policy based on the present value of future benefit payments less the present value of future premiums. We ceased issuing new long term care policies, although our current policies are renewable annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments. In establishing these reserves, we must evaluate assumptions about mortality, morbidity, lapse rates and the rate at which new claims are submitted to us. We estimate the future policy benefits reserve for these products using the above assumptions and actuarial principles. For long-duration insurance contracts, we use these original assumptions throughout the life of the policy and generally do not subsequently modify them.

        A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. We estimate these reserves primarily using recovery and mortality rates, as described above.

  Policy and Contract Claims—Accident and Health Policies

        The Policy and Contract Claims liability for our Accident and Health Policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not yet reported claims, known as IBNR. Our IBNR, by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Accident & Health Claims Liability	2006	% of Total Policy Liabilities	2007	% of Total Policy Liabilities	2006	2007
	($In thousands)
Due & Unpaid Claims:
Medicare Part D	$44,052	3%	$352,688	20%	$22,179	$336,218
Medicare Advantage—HMO	44,830	3%	59,058	3%	42,865	53,563
Other—Specialty	16,390	1%	23,327	1%	4,000	9,106

Total Due & Unpaid Claims	105,272	7%	435,073	24%	69,044	398,887
IBNR:
Medicare Supplement	51,860	4%	46,834	3%	37,801	33,653
Medicare Advantage—Private Fee-For-Service	32,985	3%	246,048	14%	32,985	240,832
Other—Specialty	11,694	1%	9,234	1%	11,695	7,240

Total IBNR	96,539	8%	302,116	18%	82,481	281,725

Total Accident and Health Claim Liabilities	$201,811	15%	$737,189	42%	$151,525	$680,612

        The following factors can affect these reserves and liabilities:

  •
  economic and social conditions,

  •
  inflation,

  •
  hospital and pharmaceutical costs,

  •
  changes in doctrines of legal liability,

  •
  premium rate increases,

  •
  extra contractual damage awards, and

  •
  other factors affecting health care and insurance generally.

        Therefore, we establish the reserves and liabilities based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which we are estimating incurred claims, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern, adjusted for known changes in claim inventory levels and claim payment processes, remains consistent over a certain rolling period. This period, ranging from 3 to 12 months, is dependent on the type of business valued. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, we estimate the incurred claims primarily from a trend analysis based upon per member per month, known as PMPM, claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

        We use the completion factor method for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires that we examine historical trend patterns as the primary method of evaluation. Due to the limited historical claims experience for PFFS, estimates for the most recent three months of incurred claims are based largely on our pricing assumptions for the product. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our private fee-for-service products.

        Medical cost trends potentially are more volatile than other segments of the economy. The principal intrinsic drivers of medical cost trends are:

  •
  changes in the utilization of hospital facilities, physician services, prescription drugs, and new medical technologies, and

  •
  the inflationary effect on the cost per unit of each of these expense components.

        Other external factors may impact medical cost trends, such as:

  •
  government-mandated benefits,

  •
  other regulatory changes,

  •
  increases in medical services,

  •
  an aging population,

  •
  natural disasters and other catastrophes, and

  •
  epidemics.

        Factors internal to our company may also affect our ability to accurately predict estimates of historical completion factors or medical cost trends, such as:

  •
  claims processing cycle times,

  •
  changes in medical management practices, and

  •
  changes in provider contracts.

        We consider all of these factors in estimating IBNR and in estimating the PMPM claims trend for purposes of determining the reserve for the most recent three months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. We also consider the results of these studies in determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

        Our historical assumptions have not varied significantly from the actual amounts experienced to the extent that such variance resulted in a material adverse impact on reserves and net income. Activity in the accident and health policy and contract claim liability account is as follows:

	2005	2006	2007
	(In thousands)
Balance at beginning of year	$86,513	$107,156	$201,811
Less reinsurance recoverables	(27,655)	(29,258)	(54,615)

Net balance at beginning of year	58,858	77,898	147,196

Balances acquired	—	—	280,982
Incurred related to:
Current year	522,631	866,318	1,874,959
Prior years	2,373	(628)	(1,485)

Total incurred	525,004	865,690	1,873,474
Paid related to:
Current year	454,580	720,901	1,463,482
Prior years	51,384	75,491	157,561

Total paid	505,964	796,392	1,621,043

Net balance at end of year	77,898	147,196	680,609
Plus reinsurance recoverables	29,258	54,615	56,580

Balance at end of year	$107,156	$201,811	$737,189

        During 2007, the claim reserve balances at December 31, 2006 ultimately settled during 2007 for $1.5 million less than originally estimated, representing 0.2% of the incurred claims recorded in 2006. During 2006, the claim reserve balances at December 31, 2005 ultimately settled during 2006 for $0.6 million less than originally estimated, representing 0.1% of the incurred claims recorded in 2005. During 2005, the claim reserve balances at December 31, 2004 ultimately settled during 2005 for $2.4 million more than originally estimated, representing 0.6% of the incurred claims recorded in 2004 and was primarily to higher than anticipated claims for the Medicare supplement business in the Traditional Insurance Segment.

        In 2007, we acquired MemberHealth. The balances acquired line item represents the accident and health claim liabilities acquired in this transaction.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at December 31, 2007 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($in thousands)
(3)%	$3,203	(3)%	$(10,858)
(2)%	$2,133	(2)%	$(7,238)
(1)%	$1,066	(1)%	$(3,619)
1%	$(1,063)	1%	$3,619
2%	$(2,125)	2%	$7,238
3%	$(3,184)	3%	$10,858

    (a)
    Reflects estimated potential changes in medical and other expenses payable, caused by changes in completion factors for incurred months prior to the most recent three months.

    (b)
    Reflects estimated potential changes in medical and other expenses payable, caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

  Policy and Contract Claims—Life Policies

        The liability for unpaid claims, including IBNR, includes estimates of amounts to fully settle known reported claims as well as claims related to insured events that we estimate have been incurred, but have not yet been reported to us.

  Deferred policy acquisition costs

        We defer the following costs of acquiring new business:

  •
  non-level commissions,

  •
  agency production costs,

  •
  policy underwriting costs,

  •
  policy issue,

  •
  associated issuance costs, and

  •
  other costs that vary with, and are primarily related to, the production of new and renewal business.

We refer to these costs as deferred acquisition costs or DAC. For interest-sensitive life and annuity products, we amortize these costs in relation to the present value of expected gross profits on the policies arising principally from investment, mortality and expense margins in accordance with FAS

No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The determination of expected gross profits for interest-sensitive products is an inherently uncertain process that relies on assumptions regarding:

  •
  projected interest rates,

  •
  the persistency of the policies issued,

  •
  anticipated benefits,

  •
  anticipated commissions,

  •
  anticipated expenses, and

  •
  other factors regarding these products.

It is possible that the actual profits from the business may vary materially from the assumptions used in the determination and amortization of DAC.

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises." Under FAS No. 60, when a policy lapses, the remaining balance of DAC relating to that policy as of the date of the lapse is amortized. During 2007 and 2006, we experienced an increase in the amount of lapses on our Medicare supplement business, resulting in an increased level of DAC amortization.

        We use a prospective unlocking approach to account for DAC for our Medicare supplement business. We use assumptions for future rate increases, persistency and benefit-design in the determination of DAC. Actual experience may vary from assumed trends, but we do not change these assumptions unless prospective unlocking is triggered. If prospective unlocking is triggered, we revise the assumptions to bring them in line with emerging experience. Annually, during our third fiscal quarter, we perform an analysis to determine whether prospective unlocking is triggered as a result of significant changes in the actual premium rate increase experience. At the point when prospective unlocking is triggered, we modify the DAC model prospectively with assumptions for all components. If and when prospective unlocking is triggered, there is not an immediate impact on the DAC balance. Rather, prospective unlocking affects the pattern of the future amortization of the DAC balance. Prospective unlocking also prospectively affects the reserves for future policy benefits for Medicare supplement business and accordingly, similar assumption revisions would occur.

        We determined, based on our annual tests for potential unlocking of assumptions for DAC for our Medicare supplement business performed in the third quarters of 2007 and 2006, that there were no significant changes in the actual premium rate increase experience. Accordingly, we did not prospectively unlock the assumptions for DAC for our Medicare supplement business during 2007 or 2006. The balance of DAC for our Medicare supplement business as of December 31, 2007 was approximately $111.3 million.

        We write off deferred policy acquisition costs to the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs.

  Amortization of present value of future profits and other intangibles

        Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting basis. The present value of future profits is based on an estimate of the cash flows of the in force business acquired, discounted to reflect the present value of those cash flows. The discount rate selected depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies, tax matters and refinements made to estimates of fair value in connection with the preliminary allocation.

        Set forth below are our amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7–9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7–10	Straight line over the estimated weighed average life of the membership base acquired.
Trademarks/tradenames	9	Straight line over the estimated weighted average life of the trademarks/tradenames.
Licenses	15	Straight line over the estimated weighed average life of the licenses.
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2007.

  Investment valuation

        The fair value for fixed maturity securities is largely determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. See Item 7A, Quantitative and Qualititative Disclosures About Market Risk, for a discussion regarding the interest rate sensitivity of our investment portfolio.

        The Company regularly evaluates the amortized cost of its investments compared to the fair value of those investments. Impairments of securities are generally recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. The evaluation includes on the intent and ability to hold the security to recovery, and is considered on an individual security basis, not on a portfolio basis. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. Impairment losses are also recognized when declines in fair values based on quoted prices are determined to be other than temporary.

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company's accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by its Investment Committee, consisting of investment and accounting professionals that identify securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

        The Company reviews its fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, trading on these securities is restricted unless approved by members of the Investment Committee. The Investment Committee will only authorize the sale of these securities based on criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

  Subprime Residential Mortgage Loans

        The Company holds securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates (generally referred to as 'teaser rates'), and relaxed underwriting standards for some originators of subprime loans has recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of December 31, 2007, the Company held subprime securities with par values of $147 million, an amortized cost of $106 million and a market value of $100 million representing approximately 6% of our cash and invested assets, with collateral comprising substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average S&P rating of AA+. None of these securities have experienced credit downgrades, although twelve securities with an amortized cost of approximately $47 million have been placed on negative credit watch. The following table presents the Company's exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Market Value	Gain/(loss)
	(In thousands)
2003	$6,924	$6,619	$(305)
2004	3,986	3,634	(352)
2005	31,325	27,676	(3,649)
2006	47,859	47,814	(45)
2007	16,289	14,641	(1,648)

Totals	$106,383	$100,384	$(5,999)

        The Company continuously reviews its subprime holdings stressing multiple variables, including cash flows, prepayment speeds, default rates and loss severity, comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all holdings to varying degrees. The Company expects delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. The Company has recognized an other than temporary impairment on certain 2006 and 2007 vintage year holdings, resulting in a pre-tax realized loss on investment of $41 million. Eleven of the fourteen securities requiring an other than temporary impairment are on negative credit watch. The Company utilizes a third party pricing service to provide market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has been the case with the Company's subprime holdings recently. The Company continues to review the estimated fair values indicated by pricing provided by the third party pricing service and anticipates that there will be further impairments on these securities in the first quarter, as prices have continued to decline since December 31, 2007. However, the Company believes that it will recover principal and interest greater than the market prices currently indicate.

  Income taxes

        We use the liability method to account for deferred income taxes. Under the liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date of a change in tax rates.

        We establish valuation allowances on our deferred tax assets for amounts that we determine will not be recoverable based upon our analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We recognize increases in these valuation allowances as deferred tax expense. We reflect portions of the valuation allowances subsequently determined to be no longer necessary as deferred tax benefits. To the extent that valuation allowances were established in conjunction with acquisitions, we first apply changes in those allowances to increasing or decreasing the goodwill, but not below zero, or other intangibles related to the acquisition and then apply those changes as an increase or decrease in income tax expense.

        As of December 31, 2007, we had $3.1 million of valuation allowances on tax capital loss carryforwards remaining.

Significant Transactions and Initiatives

  Medicare Advantage

        We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in southeastern Texas and began offering new PFFS plans in 2 states. We have continued to increase our marketing of Medicare Advantage plans.

        For 2007, we have expanded into new markets for our Medicare HMO and PFFS plans. We offered our Medicare Advantage coordinated care plans in 4 new markets; Florida, Oklahoma, north Texas and Wisconsin. As of December 31, 2007 our enrollment in HMO has increased to approximately 46,000 members. The Company elected not to renew its Medicare Advantage contract in Florida for 2008, and as of January 1, 2008 the Company has no membership in Florida.

        Through our insurance subsidiaries American Progressive and Pyramid Life, we currently offer our PFFS products in 35 states in 2007. As of December 31, 2007 our enrollment in PFFS plans has increased to approximately 190,000 members.

        On June 15, 2007, CMS announced the voluntary participation by us and several other sponsors of Medicare Advantage PFFS plans to temporarily suspend marketing activities of non-group, individual PFFS plans effective June 22, 2007 until CMS provided us with its approval that our systems and management controls meet all of the conditions specified in CMS's 2008 Call Letter and May 25, 2007 guidance, which we call collectively, the CMS Conditions. While in the process of enhancing our systems and management controls to satisfy the CMS Conditions, Congress passed legislation for the expiration of the continuous enrollment period for PFFS on July 31, 2007, which effectively ended the 2007 PFFS selling season, except for individuals who turned 65 thereafter, and resulted in an adverse effect to our results of operations compared with the results we could have achieved with a longer selling season. In August 2007, we received approval from CMS to resume the marketing of non-group, individual PFFS plans. CMS has determined that the 2008 PFFS selling season will run from November 15, 2007 through March 31, 2008. In contrast, CMS extended the 2007 selling season beyond March 31, 2007.

        In September 2007, CMS performed a routine triennial site survey of the integrated and non-integrated PFFS business of our American Progressive subsidiary covering the period from January 1, 2007 to June 30, 2007. Based on its findings, CMS made several corrective action recommendations for which we have created and implemented corrective action plans, known as CAPs. The CAPs have been submitted to CMS and are awaiting acceptance of them by CMS, whereupon the corrective action recommendations of CMS will be closed.

        On March 1, 2007, we acquired Harmony Health, Inc., a provider-owned company that operates GlobalHealth, Inc. ("GlobalHealth"), a Medicare Advantage health plan and commercial managed care plan in Oklahoma City, OK, for $18.2 million in cash. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 5,500 Medicare

Advantage members with annualized revenue of approximately $52 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with us to provide healthcare services to GlobalHealth members. In addition, the Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the MMA. The Federal government pays a portion of the premium for this insurance, and the individuals who enroll pay the balance, if any. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to specified low income Medicare beneficiaries. For the 2007 plan year, we offered, through our insurance subsidiaries, our Prescription PathwaySM prescription drug plans in all 32 regions designated by CMS in which we bid. In addition, we received auto assignment of dual eligibles and low income subsidy beneficiaries who are dually eligible for Medicare and Medicaid in 28 of the 32 CMS regions. For the 2008 plan year we had a national plan bid below the benchmark in 30 regions. For bid below the benchmark we are eligible to receive auto and facilitated assignment of dual eligibles and other low income beneficiaries.

        Through our strategic alliance with Caremark, we retain 50% of the Medicare Part D business of our PDPs, other than our MemberHealth PDPs described below. PharmaCare Re reinsures the remainder on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our PDPs, other than our MemberHealth PDPs and PharmaCare Re.

        Universal American and CVS Caremark have previously announced that their strategic alliance covering the Prescription PathwaySM Medicare Part D prescription drug plan program will end as of December 31, 2008, subject to regulatory approvals. Upon dissolving the strategic alliance, CVS Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance.

        We also participate, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield, known as BCBS, and PharmaCare Re. The contract for this participation terminated as of January 1, 2008, however, under the termination provisions of the contract, we will receive an amount equal to two years of the reinsurance profits generated by the block of business.

        In July 2007, CMS performed a financial audit of our Marquette subsidiary Part D Prescription PathwaySM business from the period January 1, 2006 to December 31, 2006. We received a report from CMS on January 2, 2008 with no significant findings.

  MemberHealth

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager, or PBM, and sponsor of CommunityCCRxSM, a national Medicare Part D plan with more than 1.1 million members. Prior to the acquisition, MemberHealth was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth has more than 60,000 pharmacies in its pharmacy network and covers 98 of the top 100 medications taken by Medicare beneficiaries.

        We paid a purchase price of $630 million, 55% in cash and 45% in our common stock valued at $20 per share. We paid transaction costs of approximately $12 million in cash. In addition to the purchase price, the transaction includes an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out is $150 million, payable in cash and our common stock. Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business will be less than previously forecast. We also learned after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements. In connection with these issues, we have concluded an agreement under which the sellers of MemberHealth are delivering back to us approximately $97 million of value. See Note 24—Subsequent Events of Notes to Consolidated Financial Statements included elsewhere in the annual Report on form 10K, for further information on these developments.

        We expect the MemberHealth transaction to create significant strategic benefits, including the opportunity for us to build upon MemberHealth's successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association, known as the NCPA and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide us with capital to support our organic growth, investment funds operated by Lee Equity Partners, LLC, Perry Capital, LLC, Union Square Partners Management, LLC, the successor to Capital Z Management, LLC, and Welsh, Carson, Anderson & Stowe X, L.P., acquired shares of our preferred stock valued at $20 per equivalent share of our common stock. The preferred stock is convertible into shares of our common stock. The preferred stock does not bear a dividend, and we can require exchange of the preferred stock into common stock after one year. See Note 6—Stockholders' Equity to the consolidated financial statements included elsewhere in this annual report on Form 10K, for additional information regarding the preferred stock. These funds invested a total of approximately $350 million, of which they funded $100 million in the second quarter of 2007, and the remainder effective September 21, 2007. We did not register the preferred stock under the Securities Act of 1933, as amended, and it may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement.

        In connection with the MemberHealth transaction, we refinanced our Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. See Note 12—Loan Payable to the consolidated financial statements included elsewhere in this annual report on Form 10K, for further information about our credit facility. We used a portion of the proceeds from the refinancing to repay in full the outstanding amounts on the Amended Credit Facility and Revolving Credit Facility. The early extinguishment of this debt triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million. As a result of the value to be received pursuant to the settlement agreement discussed above, and the occurrence of a breach of representation and warranty made by us in our 2007 Credit Agreement regarding historical MemberHealth financial statements, we will prepay $25 million of principal under the new facility in April 2008 pursuant to a waiver of that breach.

  Medicare Supplement

        Medicare supplement insurance reimburses the policyholder for deductibles, co-pays and other specified expenses that are not covered by standard Medicare coverage. This coverage is designed for people who want the freedom to choose providers who participate in the standard Medicare program and limit their out of pocket costs to the fixed annual premiums they pay, as opposed to the more restrictive networks that exist in Medicare Advantage HMO markets or the co-payments and deductibles that exist in PFFS plans. We believe that the market for Medicare supplement products will continue to be attractive, especially because many seniors may lose similar coverage that had previously been offered to them as a retiree benefit by their former employers.

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

  Sale of Canadian Subsidiary

        On December 1, 2006, we completed the sale of our Canadian operations for approximately $131 million cash. The sale resulted in an after-tax realized gain of approximately $48 million and generated approximately $96 million of after tax proceeds. As a result, we have reported our Canadian Subsidiary as discontinued operations. See Note 21—Discontinued Operations in our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed description of the sale.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) from each of our segments and contains a reconciliation to reported net income:

	For the year ended December 31,
	2005	2006	2007
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$27,829	$10,509	$52,726
Medicare Part D(1)	(4,801)	49,190	116,888
Traditional Insurance(1)	42,799	35,842	14,106
Senior Administrative Services(1)	9,449	15,840	24,124
Corporate(1)	(13,937)	(22,443)	(35,040)
Net realized gains (losses) on investments	5,044	4,818	(40,178)

Income before provision for income taxes(1)	66,383	93,756	132,626
Provision for income taxes	22,626	32,610	48,554

Income from continuing operations	43,757	61,146	84,072

Discontinued Operations:
Income from discontinued operations, net of income taxes	10,119	9,788	—
Gain on sale of discontinued operations, net of taxes	—	48,372	—

Income from discontinued operations	10,119	58,160	—

Net income	$53,876	$119,306	$84,072

Earnings per common share (diluted):
Continuing operations	$0.74	$1.02	$1.18
Discontinued operations	0.17	0.97	—

Net income	$0.91	$1.99	$1.18

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

  Years ended December 31, 2007 and 2006

        Net income for 2007 was $84.1 million, or $1.18 per diluted share, compared to $119.3 million, or $1.99 per diluted share for 2006. Income from continuing operations increased by 37% compared to income from continuing operations of $61.1 million, or $1.02 per diluted share, for 2006. Income from continuing operations for 2007 includes realized investment losses, net of tax, of $26.1 million, or $0.37 per diluted shares, relating primarily to the recognition of other than temporary impairment of certain of our securities with exposure to subprime mortgages. Income from continuing operations for 2006 includes realized investment gains, net of tax, of $5.0 million, which reflects a benefit from a $1.9 million release of a tax valuation allowance relating to net capital loss carryforwards.

        Results for 2007 include MemberHealth from September 21, 2007, the date of its acquisition by us, which generated incremental revenues of $318.3 million and pre-tax income of $63.3 million. In connection with the acquisition and related refinancing, we issued 31.7 million common equivalent shares of equity securities and incurred a pre-tax expense of $0.6 million, after-tax, related to the immediate amortization of the remaining capitalized loan fees on the debt that we refinanced

        Our effective tax rate for continuing operations was 36.6% for 2007, and 34.8% for 2006, reflecting the release of the valuation allowance noted above.

        Net income for 2006 included income from discontinued operations, after taxes, including the gain on the sale of PennCorp Life, was $58.2 million or $0.97 per diluted share.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $52.7 million in 2007, an increase of $42.2 million compared to 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states to 3,100 counties in 47 states.

        Our Medicare Part D income increased by $67.7 million, or 138%, compared to 2006. This includes $63.3 million on MemberHealth's business since September 21, 2007, the date of acquisition, a period of the year that typically represents the highest operating results for prescription drug plans due to the seasonal nature of the benefits provided.

        Our Traditional Insurance segment income decreased by $21.7 million, or 61%, compared to 2006. Results for our Medicare supplement business declined by $9.7 million compared to 2006 primarily as a result of a lower level of in force business as a result of the effect of higher levels of lapsation of our Medicare supplement in force business in 2007 and 2006 and an increase in our Medicare supplement medical loss ratio. A significant portion of the lapsation was attributable to Medicare supplement policyholders who switched to our PFFS coverage. Our Specialty Health Insurance income decreased by $6.3 million, or 62%, compared to 2006, primarily as the result of increased medical costs and an increase in the amortization of deferred costs in 2007 compared to 2006, partially offset by higher net investment income. Income from our Life Insurance and Annuity business declined by $4.1 million, compared to 2006, primarily as a result of higher commissions and general expenses.

        Segment income for our Senior Administrative Services segment increased by $8.3 million, or 52%, to $24.1 million for the year ended December 31, 2007, as compared to 2006. This increase is primarily the result of the growth in business administered.

        The loss from our Corporate segment increased by $12.6 million, or 56%, for the year ended December 31, 2007 compared to 2006. The increase was due primarily to the increase in interest costs, the cost associated with the early extinguishment of debt and the cost of stock based compensation, offset by an increase in net investment income.

  Years ended December 31, 2006 and 2005

        Net income for 2006 increased to $119.3 million, or $1.99 per diluted share, compared to $53.9 million, or $0.91 per diluted share for 2005. Income from continuing operations, after taxes, was $61.1 million, or $1.02 per diluted share for 2006 compared to income from continuing operations, after taxes, of $43.8 million, or $0.74 per diluted share for 2005. Income from continuing operations for 2006 includes realized investment gains, net of tax, of $5.0 million, which reflects a benefit from a $1.9 million release of a tax valuation allowance relating to net capital loss carryforwards. Realized investment gains, net of tax, included in income from continuing operations for 2005 were $4.9 million, which reflects a benefit from a $1.7 million release of a tax valuation allowance relating to net capital loss carryforwards. Our effective tax rate for continuing operations was 34.8% for 2006, and 34.1% for 2005, reflecting the release of the valuation allowance noted above.

        Income from discontinued operations, after taxes, including the gain on sale of PennCorp Life Insurance Company ("PennCorp Life Canada") was $58.2 million or $0.97 per diluted share, for 2006, compared to $10.1 million, or $0.17 per diluted share, for 2005.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $10.5 million during 2006, a decrease of $17.3 million, compared to $27.8 million for 2005, primarily due to expenses of approximately $24.9 million relating to expansion initiatives for our Medicare Advantage plans, offset in part by the continued growth in membership in our Medicare Advantage plans.

        Segment income for our Part D business increased by $54.0 million, to $49.2 million for 2006, compared to a loss of $4.8 million for 2005. The loss in 2005 was as due to the costs incurred to prepare for the launch of the Part D products beginning January 1, 2006.

        Our Traditional Insurance segment income decreased by $7.0 million, or 16%, compared to 2005, primarily as a result of the continued effect of higher than expected lapsation of our Medicare supplement in force business, which resulted in an acceleration of the amortization of deferred acquisition costs, worsening morbidity in our long-term care lines, offset by a $1.5 million gain on the sale of our group life insurance business.

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

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
Total Segment	2005	2006	2007
	(In thousands)
Net premiums	$237,891	$444,663	$1,920,309
Net and other investment income	2,859	5,972	23,142

Total revenue	240,750	450,635	1,943,451

Medical expenses	170,900	332,248	1,611,824
Amortization of intangible assets	2,292	3,479	3,844
Commissions and general expenses	39,729	104,399	275,057

Total benefits, claims and other deductions	212,921	440,126	1,890,725

Segment income	$27,829	$10,509	$52,726

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, and our coordinated care plans which we refer to as HMO's, that offer coverage to Medicare beneficiaries in southeastern Texas, North Texas, Oklahoma and Wisconsin. These businesses provide managed care for seniors under a contract with CMS. PFFS is currently sold by our career and independent agents through American Progressive and Pyramid Life and Marquette in approximately 3,100 counties across 47 states. The HMO products are sold by our career and independent agents and directly by employee representatives.

  Years ended December 31, 2007 and 2006

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $52.7 million in 2007, an increase of $42.2 million compared to 2006, primarily due to growth in business due to our expansion of PFFS plan offerings from 500 counties in 15 states in 2006 to 3,100 counties in 47 states in 2007.

  Years ended December 31, 2006 and 2005

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $10.5 million during 2006, a decrease of $17.3 million compared to 2005, primarily due to expenses of approximately $24.9 million incurred in 2006 relating to expansion initiatives for our Medicare Advantage plans, offset in part by the continued growth in HMO membership.

	For the year ended December 31,
Private fee-for-service	2005	2006	2007
	(In thousands)
Net premiums	$21,949	$111,278	$1,412,842
Net and other investment income	208	988	15,419

Total revenue	22,157	112,266	1,428,261

Medical expenses	14,758	87,843	1,217,884
Commissions and general expenses	4,948	34,765	187,515

Total benefits, claims and other deductions	19,706	122,608	1,405,399

Segment income	$2,451	$(10,342)	$22,862

        Membership.    A discussion of the accounting for Medicare Advantage policies, including PFFS, is included in Note 2 of the notes to the consolidated financial statements in this Annual on Form 10-K. There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and the limited historical experience, we recognize these timing delays and that CMS may not approve any individual enrollee. Accordingly, the results for our PFFS business are based on membership that is less than the level included in our administrative system. In the succeeding quarters, we analyze the member information used in our consolidated financial statements and adjust our membership based on members subsequently approved by CMS. Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of December 31, 2007 is likely to be material.

  Years ended December 31, 2007 and 2006

        Revenues.    Net premiums for the PFFS business increased by $1.3 billion compared to 2006, primarily due to growth in membership. Membership increased to approximately 190,000 as of December 31, 2007 from approximately 18,000 as of December 31, 2006. Net investment income increased by $14.4 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $1.1 billion, compared to 2006, primarily due to growth in membership combined with an increase in the medical loss ratio. The PFFS medical loss ratio increased to 86.2% for 2007 from 78.9% for 2006 primarily due to more competitively priced products. Commissions and general expenses increased by $152.8 million compared to 2006, due primarily to the growth in business.

  Years ended December 31, 2006 and 2005

        Revenues.    Net premiums for the PFFS business increased by $89.3 million compared to 2005, primarily due to growth in membership. Membership increased to approximately 18,000 as of

December 31, 2006 from approximately 5,000 as of December 31, 2005. Net investment income increased by $0.8 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $73.1 million, compared to 2005, primarily due to growth in membership combined with an increase in the medical loss ratio. The PFFS medical loss ratio increased to 78.9% for 2006 from 67.2% for 2005 primarily due to more competitively priced products. Commissions and general expenses increased by $29.8 million compared to 2005, due primarily to the growth in business including $14.7 million for marketing costs for new service areas and other development activities.

	For the year ended December 31,
HMO's	2005	2006	2007
	(In thousands)
Net premiums	$215,942	$333,386	$507,466
Net and other investment income	2,651	4,984	7,723

Total revenue	218,593	338,370	515,189

Medical expenses	156,142	244,405	393,939
Amortization of intangible assets	2,292	3,479	3,844
Commissions and general expenses	34,781	69,635	87,542

Total benefits, claims and other deductions	193,215	317,519	485,325

Segment income	$25,378	$20,851	$29,864

  Years ended December 31, 2007 and 2006

        Revenues.    Net premiums for our HMO's increased by $174.1 million, or 52%, compared to 2006, primarily due to growth in membership. Medicare membership increased to approximately 45,700 members at December 31, 2007 from approximately 35,400 at December 31, 2006. Additionally, in connection with the acquisition of Harmony Health in March 2007, we acquired approximately 10,600 commercial members which represent approximately $28.3 million of the increase in net premiums. The Harmony Health commercial business had a medical loss ratio of 87.4% for 2007. This commercial business is capitated through an arrangement with the seller, the Oklahoma City Clinic. Net investment income increased by $2.7 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $149.5 million, or 61%, compared to 2006. Growth in Medicare membership added approximately $106.8 million and the Harmony Health commercial business added $24.7 million. Of the remaining $18.0 million balance, $9.1 million was due to an increase in the medical loss ratio due to a change in the mix of business for new markets, and $8.9 million was due to increase of utilization of member benefits. The medical loss ratio for the HMO's increased to 77.6% for 2007, from 73.3% for 2006, as a result of entering new markets, a change in the mix of business, as described previously, and an increase in utilization of member benefits and provider compensation. The medical loss ratio for 2007 includes the commercial business from the acquisition of Harmony Health. Excluding the commercial business, the loss ratio for the HMO's was 77.1%. Commissions and general expenses increased by $17.9 million compared to 2006, due primarily to the growth in business and an increase in commissions as more of the Medicare Advantage product is being sold by our agents.

  Years ended December 31, 2006 and 2005

        Revenues.    Net premiums for our HMO's increased by $117.4 million, or 54%, compared to 2005, primarily due to growth in membership. Membership increased to approximately 35,400 members at December 31, 2006 from approximately 24,900 at December 31, 2005. Pursuant to the MMA, we began to receive incremental revenue from CMS for the Part D prescription drug benefit in 2006. For 2006, our HMO's received $28.0 million from CMS for the Part D prescription drug benefit Net investment income increased by $2.3 million, due primarily to growth in invested assets as a result of growth in business.

        Benefits, Claims and Expenses.    Medical expenses increased by $88.3 million, or 56%, compared to 2006. Growth in membership added approximately $64.5 million. The enhanced prescription drug benefit increased pharmacy costs by $12.1 million to $22.4 million. In addition, there was an increase in the medical loss ratio for the HMO's to 73.3% for 2006, from 72.3% for 2005, due to an increase in utilization of member benefits. Commissions and general expenses increased by $34.9 million compared to 2005, due primarily to the growth in business, including $10.2 million for marketing costs for new service areas and other development activities, as well as an increase in commissions as more of the Medicare Advantage product is being sold by our agents.

Segment Results—Medicare Part D

	For the year ended December 31,
	2005	2006	2007
	(In thousands)
Direct and assumed premium	$—	$551,311	$950,986
Risk corridor adjustment/government reinsurance	—	(69,137)	(113,545)

Direct and assumed premium after risk corridor adjustment	—	482,174	837,441
Ceded premium	—	(237,363)	(258,650)

Net premium	—	244,811	578,791
Other Part D income (loss)—PDMS	(3,980)	46,187	56,664

Total Part D revenue	(3,980)	290,998	635,455
Net investment and other income	—	3,141	7,083

Total revenue	(3,980)	294,139	642,538

Pharmacy benefits	—	213,909	427,195
Amortization of intangible assets	—	—	4,437
Commissions and general expenses	821	31,040	94,018

Total benefits, claims and other deductions	821	244,949	525,650

Segment income	$(4,801)	$49,190	$116,888

        On January 1, 2006, we began providing prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under our Prescription PathwaySM PDPs. We reinsure 50% of the business of our Prescription PathwaySM PDPs to PharmaCare Re. Universal American and CVS Caremark have previously announced that their strategic alliance covering the Prescription PathwaySM Medicare Part D prescription drug plan program will end as of December 31, 2008, subject to regulatory approvals. Upon dissolving the strategic alliance, CVS Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance.

        We also participate, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield ("BCBS') and PharmaCare Re. The contract for this participation terminated as of January 1, 2008 and the business was assumed by BCBS. Under the termination provisions of the contract, we will receive an amount equal to two years of the estimated future profits generated by the block of business.

        The results for MemberHealth and its Community CCRxSM PDP from September 21, 2007, the date of its acquisition by us, are also included and is for a period of the year that typically represents the highest operating results for prescription drug plans due to the seasonal nature of the benefits provided.

        A discussion of the accounting for Part D is included in Notes 2 and 19 of the notes to the consolidated financial statements in this Annual Report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of December 31, 2007 is likely to be material.

        Other Part D income (loss)—PDMS represents our equity in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 21 of the notes to the consolidated financial statements in this Annual Report on Form 10-K.

  Years ended December 31, 2007 and 2006

        Our Medicare Part D income increased by $67.7 million, or 138%, compared to 2006. This includes $63.3 million on MemberHealth's business since the date of acquisition on September 21, 2007 and is for a period of the year that typically represents the highest operating results for prescription drug plans due to the seasonal nature of the benefits provided.

        Membership.    At December 31, 2007, our total membership for Medicare Part D was 1,669,000 members compared to 456,000 members at December 31, 2006, an increase of 1,213,000 members principally attributable to our acquisition of MemberHealth. For Prescription PathwaySM, we based our membership on enrollment information provided by CMS which indicated that, as of December 31, 2007, approximately 480,000 members were enrolled, that we participate in on a 50% basis, for which we were paid by CMS. This represents an increase of 11% over the December 31, 2006 membership of approximately 432,000. We also participate, on a 33.3% basis, in BCBS that had approximately 25,000 members at December 31, 2007, and 24,000 at December 31, 2006. As a result of our acquisition of MemberHealth, our Part D membership as of December 31, 2007, also includes approximately 1,164,000 members enrolled in our Community CCRxSM PDP.

        During the third quarter and fourth quarter of 2007, there were changes in estimates associated with our 2006 Medicare Part D reconciliations. These were mainly a result of additional submissions of prescription drug costs or 'PDE' data to CMS, and finalization of the 2006 membership adjustments between plans. This additional information impacted our estimates of certain subsidies from CMS and claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies with the resulting impact on the risk corridor calculation for 2006. The net impact, after our 50% quota share reinsurance was $0.8 million and $0.9 million in the third and fourth quarter, respectively.

        Revenues.    Direct and assumed premium increased by $399.7 million, or 72%, compared to 2006. This growth resulted primarily from the MemberHealth which generated $398.2 million of direct and assumed premium since its acquisition. The change in the government risk corridor adjustment reduced revenue by an additional $44.7 million compared to 2006. The government risk corridor adjustment from MemberHealth was a reduction in revenues of $80.1 million. The government risk corridor adjustment from our Prescription PathwaySM business was $36.2 less of a reduction in revenue in 2007 compared to 2006. The change in the risk corridor adjustment was primarily due to the clarification of the CMS guidance regarding direct and indirect remuneration, known as, DIR, and as a result of changes in estimates associated with the 2006 Medicare Part D Reconciliations. Ceded premium increased $21.3 million from 2006, in relation to the increase in net premiums on Prescription PathwaySM business. Ceded reinsurance on the MemberHealth business is minimal.

        Other Part D income—PDMS increased by $10.5 million compared to 2006 as a result of growth in business at PDMS. Net investment and other income increased by $3.9 million as a result of growth in invested assets as result of growth in business.

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $213.3 million, compared to 2006. The MemberHealth business generated $194.6 million of benefits since its acquisition, while benefits for our Prescription PathwaySM business increased by $18.7 million or 8.7% over 2006. During the second quarter of 2007, CMS clarified their guidance regarding the treatment of DIR relative to catastrophic reinsurance claims. Previously, only rebates were netted against the claim costs that were subject to the government's catastrophic reinsurance. Pursuant to the new guidance, other DIR must also be netted against those claim costs to determine the amount the government will cover. With respect to Prescription PathwaySM business, this increased claims costs, net of our 50% quota share reinsurance, by approximately $7.0 million, including $5.8 million relating to 2006. The increase in claims costs was partially offset by an increase in the risk corridor adjustment. The clarification of the CMS guidance added approximately $7.0 million, net of our 50% quota share reinsurance with respect to the Prescription PathwaySM business. Additionally, changes in estimates associated with our 2006 Medicare Part D reconciliations resulted in a reduction of benefits by $14.9 million, net of our 50% quota share, with the balance of the increase due to an increase in membership. The ratio of incurred prescription drug benefits to net premium for 2007 was 73.8% compared to 87.4% for 2006. Commissions and general expenses increased by $63.0 million, compared to 2006. MemberHealth added $56.0 million since its acquisition. The balance of the increase of $7.0 million relates to the growth in our Prescription PathwaySM business.

  Years ended December 31, 2006 and 2005

        Segment income for our Part D business increased by $54.0 million, to $49.2 million for 2006, compared to a loss of $4.8 million for 2005. The loss in 2005 was as due to the costs incurred to prepare for the launch of the Part D products beginning January 1, 2006.

        Membership.    For Prescription PathwaySM, we based our membership on enrollment information provided by CMS which indicated that, as of December 31, 2006, approximately 432,000 members were enrolled, that we participate in on a 50% basis, for which we were paid by CMS. We also participate, on a 33.3% basis, in BCBS that had approximately 24,000 members at December 31, 2006.

        Revenues.    Direct and assumed premium were $551.3 million in 2006, the initial year of our Part D product. The government risk corridor adjustment reduced revenue by $69.1 million. Ceded premium represents the portion of premium reinsured with PharmaCare Re.

        Other Part D income—PDMS increased by $50.2 million compared to 2005. The loss in 2005 was due to our share of the costs incurred at PDMS to prepare for the launch of the Prescription PathwaySM product beginning January 1, 2006.

        Benefits, Claims and Expenses.    Pharmacy benefits were $213.9 million in 2006. The ratio of incurred prescription drug benefits to net premium for 2006 was 87.4%. Commissions and general expenses increased by $30.2 million, compared to 2005 and a result of the commencement of operations for our Prescription PathwaySM product.

Segment Results—Traditional Insurance

	For the year ended December 31,
	2005	2006	2007
	(In thousands)
Premiums:
Direct and assumed	$883,599	$982,625	$921,275
Ceded	(349,604)	(474,155)	(479,112)

Net premiums	533,995	508,470	442,163
Net investment income	58,071	65,449	71,189
Other income	2,208	3,467	1,311

Total revenue	594,274	577,386	514,663
Policyholder benefits	394,357	373,377	332,971
Interest credited to policyholders	19,069	18,346	17,819
Change in deferred acquisition costs	(51,807)	(16,110)	15,389
Amortization of intangible assets	4,137	4,094	3,530
Commissions and general expenses, net of allowances	185,719	161,837	130,848

Total benefits, claims and other deductions	551,475	541,544	500,557

Segment income	$42,799	$35,842	$14,106

  Years ended December 31, 2007 and 2006

        Our Traditional Insurance segment income decreased by $21.7 million, or 61%, compared to 2006. Results for our Medicare supplement business declined by $9.7 million compared to 2006 primarily as a result of a lower level of in force business as a result of the effect of higher levels of lapsation of our Medicare supplement in force business in 2007 and 2006 and an increase in our Medicare supplement medical loss ratio. A significant portion of the lapsation was attributable to Medicare supplement policyholders who switched to our PFFS coverage. Our Specialty Health Insurance income decreased by $6.3 million, or 62%, compared to 2006, primarily as the result of increased medical costs and an increase in the amortization of deferred costs in 2007 compared to 2006, partially offset by higher net investment income. Income from our Life Insurance and Annuity business declined by $4.1 million, compared to 2006, primarily as a result of higher commissions and general expenses.

        Revenues.    Net premium declined by $66.3 million, or 13% and was primarily caused by the continued effect of higher lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

Premium

	Year ended December 31,
	2006			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare Supplement	$514,582	$(146,131)	$368,451	$429,041	$(117,924)	$311,117
Specialty Health	389,629	(311,186)	78,443	414,256	(340,848)	73,408
Life Insurance & Annuity	78,414	(16,838)	61,576	77,978	(20,340)	57,638

Total Premium	$982,625	$(474,155)	$508,470	$921,275	$(479,112)	$442,163

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $40.4 million, or 11%, compared to 2006. Overall loss ratios for the segment increased to 75.3% for 2007 compared to 73.4% for 2006. The decline in benefits was principally caused by a reduction in Medicare supplement benefits of $41.5 million as a result of a decline in the business partially offset by an increase in the Medicare supplement loss ratio that increased benefits by $2.8 million compared to 2006.

        There was net amortization of deferred acquisition costs in 2007 compared to an increase in deferred acquisition costs in 2006, an increase to expense of $31.5 million. We incurred lower commissions and other acquisition costs during 2007 as a result of lower production, resulting in a decrease in the costs capitalized of $31.6 million compared to 2006. Amortization was flat compared to 2006, with excess amortization caused by higher levels of lapsation of our Medicare supplement products, due to many of these policyholders switching to our PFFS product. This was offset by a reduction in amortization on a smaller block of continuing business.

        Commissions and general expenses, net of reinsurance allowances, decreased by $31.0 million, or 19%, compared to 2006. The following table details the components of commission and other operating expenses:

	Year ended December 31,
	2006	2007
	(In thousands)
Commissions	$107,219	$86,483
Other operating costs	102,380	84,561
Reinsurance allowances	(47,762)	(40,196)

Commissions and general expenses, net of allowances	$161,837	$130,848

        The ratio of commissions to gross premiums decreased to 9.4% for 2007, from 10.9% for 2006, as a result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 9.2% for 2007, compared to 10.4% for 2006 as a result of lower acquisition expenses due to lower new business production and lower fixed costs. Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 8.4% for 2007 from 10.1% for 2006, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

  Years ended December 31, 2006 and 2005

        Our Traditional Insurance segment income decreased by $7.0 million, or 16%, compared to 2005, primarily as a result of the continued effect of higher than expected lapsation of our Medicare supplement in force products, which resulted in an acceleration of the amortization of deferred acquisition costs, and worsening morbidity in our long-term care products, offset by a $1.5 million gain on the sale of our group life insurance business.

        Revenues.    Net premium declined by $25.5 million, or 5%, and was principally caused by the effect of higher lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

Premium

	Year ended December 31,
	2005			2006
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare Supplement	$571,486	$(180,965)	$390,521	$514,582	$(146,131)	$368,451
Specialty Health	235,548	(151,814)	83,734	389,629	(311,186)	78,443
Life Insurance & Annuity	76,565	(16,825)	59,740	78,414	(16,838)	61,576

Total Premium	$883,599	$(349,604)	$533,995	$982,625	$(474,155)	$508,470

        Net investment income increased by approximately $7.4 million, or 13%, compared to 2005, primarily as a result of an increase in portfolio yields.

  Benefits, Claims and Expenses.

        Policyholder benefits incurred declined by $21.0 million, or 5%, compared to 2006. Overall loss ratios for the segment decreased to 73.4% for 2006 compared to 73.9% for 2005. The decline in benefits was principally caused by a reduction in Medicare supplement benefits by $24.8 million, as a result of a decline in the business, combined with a decrease in the Medicare supplement loss ratio that reduced benefits by $8.9 million compared to 2005.

        The increase in deferred acquisition costs was $35.7 million less for 2006 than the increase for 2005. We incurred lower commissions and other acquisition costs during 2006 as a result of lower production, resulting in a decrease in the costs capitalized of $17.5 million compared to 2005. Additionally, amortization increased by approximately $18.2 million, primarily as a result of higher lapsation of our Medicare supplement products, compared to 2005.

        Commissions and general expenses, net of reinsurance allowances, decreased by $23.9 million, or 13%, compared to 2005. The following table details the components of commission and other operating expenses:

	Year ended December 31,
	2005	2006
	(In thousands)
Commissions	$132,829	$107,219
Other operating costs	111,091	102,380
Reinsurance allowances	(58,201)	(47,762)

Commissions and general expenses, net of allowances	$185,719	$161,837

        The ratio of commissions to gross premiums decreased to 10.9% for 2006, from 15.0% for 2005, as a result the $160.5 million increase in premium received in 2006 related to the PharmaCare Re reinsurance agreement for the State of Connecticut employees for which there are no commissions. Excluding this increase in premiums, the ratio for 2006 would have been 13.4%. The decrease in the ratio is the result of lower overall commission rates associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs as a percentage of gross premiums were 10.4% for 2006, compared to 12.6% for 2005. Excluding the increase in premiums noted above, the ratio for 2006 would have been 12.5%.

Commission and expense allowances received from reinsurers as a percentage of the premiums ceded decreased to 10.1% for 2006 from 16.6% for 2005. The reinsurance allowance on the reinsurance agreement noted above is significantly lower than for other lines because there are no commissions related to that business. The reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business also have the effect of reducing the ratio.

Segment Results—Senior Administrative Services

	For the year ended December 31,
	2005	2006	2007
	(In thousands)
Affiliated fee revenue
Medicare supplement	$30,602	$27,962	$23,342
Part D	—	20,887	25,057
Private fee-for-service	—	—	18,382
Long term care	2,641	2,869	2,234
Life insurance	3,005	2,170	2,169
Other	3,101	4,117	8,440

Total affiliated revenue	39,349	58,005	79,624

Unaffiliated fee revenue
Medicare Advantage	865	8,191	11,528
Medicare supplement	8,192	6,963	5,848
Long term care	8,204	8,269	7,020
Non-insurance products	1,461	1,303	1,426
Part D	—	1,475	1,345
Other	1,053	808	163

Total unaffiliated revenue	19,775	27,009	27,330

Total revenue	59,124	85,014	106,954

Amortization of present value of future profits	478	494	441
General expenses	49,197	68,680	82,389

Total expenses	49,675	69,174	82,830

Segment income	$9,449	$15,840	$24,124

        Included in unaffiliated revenue are fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer, which amounted to $2.8 million in the year ended December 31, 2007, $3.2 million for 2006 and $4.1 million for 2005. These fees, together with the affiliated revenue, were eliminated in consolidation. In 2007 we performed certain administrative functions for the affiliated Private fee-for-service line of business that will be performed directly by the affiliated entities. The fees were eliminated in consolidation.

  Years ended December 31, 2007 and 2006

        Segment income for our Senior Administrative Services segment increased by $8.3 million, or 52%, to $24.1 million for the year ended December 31, 2007, as compared to 2006. This increase is primarily the result of the growth in business administered.

        Revenue increased by $21.9 million, or 26%, during 2007 compared to 2006. Affiliated service fee revenue increased by $21.6 million primarily as a result the growth in fees for the administration of our Medicare Advantage business as well as Part D prescription drug plans on behalf of our insurance subsidiaries. The increase in other fees relates to the administration of affiliated business that was previously performed by PennCorp Life Canada, which was sold. Revenue declined for the administration of our Medicare supplement business due primarily to a reduction in the force policies. Unaffiliated service fee revenue increased by $0.32 million, due primarily to an increase in administrative services performed for unaffiliated Medicare Advantage clients that more than offset a reduction in services performed for unaffiliated Medicare supplement and long term care business. General expenses for the segment increased by $13.7 million, or 20%, primarily attributed to the growth of the affiliated Medicare Advantage and Part D business as well as the integration of the Canadian operations.

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

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2005	2006	2007
	(In thousands)
Interest expense	$10,983	$12,821	$20,480
Early extinguishment of debt	—	—	1,343
Amortization of capitalized loan origination fees	897	933	1,128
Stock-based compensation expense	(18)	2,613	4,572
Other parent company expenses, net of revenues	2,075	6,076	7,517

Segment loss	$13,937	$22,443	$35,040

  Years ended December 31, 2007 and 2006

        The loss from our Corporate segment increased by $12.6 million, or 56%, for the year ended December 31, 2007 compared to 2006. The increase was due primarily to the increase in interest costs, the cost associated with the early extinguishment of debt and the cost of stock based compensation, offset by an increase in net investment income.

        The increase in interest cost of $7.7 million is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to 2006. Our combined outstanding debt increased by $293.5 million to $459.1 million at December 31, 2007 from $165.6 million at December 31, 2006. The increase in the outstanding debt was due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 6.4% for 2007 compared to 7.3% for 2006. The weighted average interest rate on our other long term debt was 7.9% for 2007 compared to 7.8% for 2006. The early extinguishment of debt, in connection with the refinancing and the redemption of the trust preferred securities from Statutory Trust 1, resulted in the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $1.3 million. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from the awards, in 2007, to officers and other employees approved by the compensation committee. The increase in other parent company expenses was primarily due to outside legal costs in connection with the class action lawsuits and the proposed management buy-out.

  Years ended December 31, 2006 and 2005

        The loss from our Corporate segment increased by $8.5 million, or 61%, for the year ended December 31, 2006 compared to 2005. The increase was due primarily to the increase in stock-based compensation expense as a result of the adoption of FAS 123-R, costs of due diligence and higher interest cost. During 2006, we recognized $2.6 million of stock-based compensation expense relating to options vesting during the period. We also incurred $0.7 million of costs associated with due diligence for a potential acquisition that we determined we will not pursue at this time and we incurred $0.6 million of costs associated with our board of directors' review of the proposed buyout offer. Additionally, certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability has been reduced as, and to the extent that, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2006, $0.6 million of the liability was released, compared to a release of $1.8 million in 2005.

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

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2007, are shown below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
	(In thousands)
Long Term Debt Obligations(1):
Trust preferred securities(2)	$366,416	$8,985	$18,809	$18,888	$319,733
Loan payable(3)	422,141	44,746	37,901	339,494	—
Operating Lease Obligations	27,960	5,940	10,351	7,848	3,821
Purchase Obligations(4)	45,600	15,000	25,200	5,400	—
Policy Related Liabilities(5)
Policyholder account balances	552,578	60,880	110,691	92,641	288,366
Reserves for future policy benefits	875,841	47,775	89,810	82,665	655,591
Policy and contract claims	752,711	674,462	78,249	—	—

Total	$3,043,247	$857,788	$371,011	$546,937	$1,267,511

(1)
These obligations include contractual interest and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2007.

(2)
Trust preferred securities all have scheduled maturities of 30 years from the dates of issue; however they are all callable by us five years from the date of issuance. For the purpose of this schedule, we have assumed that the securities will be redeemed at their scheduled maturities, not the call date. Accordingly, the obligation for repayment of principal relating to these is included in the more than 5 Years column. The trust preferred securities generally have floating rate coupons. However, the coupon on $50 million of the trust preferred securities is fixed through its no call period and then converts to a floating rate. Additionally, we pay a fixed rate on $20 million of the trust preferred securities through the no call period through the use of a swap agreement. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the base rate in effect at December 31, 2007 to all future periods. Additionally, we assumed that, upon the expiration of the swap agreement and the fixed rate, the rate for the respective trust preferred securities adjusted to a variable rate using the current base rate.

(3)
Includes scheduled amortization through final maturity in 2012. The loan payable is floating rate debt, however, we pay a fixed rate on $250 million through the uses of swap agreements. We did not project future changes in the base interest rates. For the purpose of this schedule, we applied the rate in effect at December 31, 2007 to all future periods. As a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, we will prepay $25 million of principal under the new facility in April 2008 pursuant to a waiver.

(4)
Includes minimum obligations on our data center outsourcing contract, as well as our outsourced administrative service contracts for certain portions of our HMO business (See Outsourcing Arrangements in Part 1, Item 1 of this Annual Report on Form 10-K). Our actual monthly payments are affected by the amount of service provided under the contract and the levels of business administered and currently the actual payments exceed the minimums stated in the contracts. Therefore our actual payments will exceed the amounts presented in the above schedule based upon future usage and premium amounts.

(5)
The obligations on policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our liabilities for policyholder account balances and reserves for future policy benefits totaling $1.1 billion, along with future net premiums, investment income and recoveries from our reinsurers, will be sufficient to fund future policy benefit payments. In addition, we anticipate that our policy and contract claims liability totaling $749.4 million, along with recoveries from our reinsurers, will be sufficient to fund these claim liability payments.

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

        We believe that our current cash position, the expected cash flows of our administrative service company and our senior managed care company, our PBM business in MemberHealth and the surplus note interest and principal payments from American Exchange can support our current parent company obligations. However, there can be no assurance as to our actual future cash flows or to the continued availability of dividends from our insurance company subsidiaries.

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

2007 Credit Facility

        In connection with the MemberHealth transaction, as described in Note 23—Business Combinations to our Consolidated Financial Statements set forth above, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility (the "2007 Credit Facility") consisting of a $350 million term loan and a $150 million revolver. A portion of the proceeds from the refinancing was used to repay in full the amounts outstanding on the Amended Credit Facility and Revolving Credit Facility. Interest under the 2007 Credit Facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, the Company currently pays a commitment fee on the unutilized revolving loan facility at an annualized rate of 10.0 basis points. In accordance with the credit agreement for the 2007 Credit Facility, the spread and fee are determined based on the Company's consolidated leverage ratio. Effective December 31, 2007, the interest rate on the term loan portion of the 2007 Credit Facility was 5.63%. The Company had not drawn on the revolving loan facility as of the date of this report. As a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, and the occurrence of a breach of representation and warranty made by us in our 2007 credit agreement regarding historical MemberHealth financial statements, we will prepay $25 million of principal under the new facility in April 2008 pursuant to a waiver of that breach.

        Our obligations under the 2007 Credit Facility are guaranteed by our subsidiaries, Heritage Health Systems, Inc. and MemberHealth LLC and if, and only if, a rating condition exists whereby the Company is either no longer rated by S&P or such rating falls below BBB-, this facility would be secured by substantially all of the assets of each of the Guarantors. In March 2008, S&P placed a rating of BB+ on the Company that triggered this added security requirement.

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

        Principal repayments are scheduled to be made quarterly at the rate of $3.5 million per year over a five-year period and a final payment of $335.1 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the 2007 Credit Facility as of December 31, 2007, excluding the effect of the $25 million prepayment discussed above.

2007 Credit Facility
(in thousands)
2008	$3,500
2009	3,500
2010	3,500
2011	3,500
2012	335,125

$349,125

Interest Rate Swap

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows for interest payments on a total notional amount of $250 million of our 2007 Credit Facility. In entering the swap with Citibank, N.A., we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.14% locked in base rate. In entering the swap with Calyon Corporate and Investment Bank, we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.13% locked in based rate.

Short Term Facility

        On January 18, 2007, we requested and received, from the administrative agent for the lenders under the amended credit facility and revolving credit facility, an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, we drew all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility had a maturity date of September 30, 2007 and bore interest at a spread of 75 basis points over the LIBOR rate. The initial rate was 6.1%. On July 18, 2007, we repaid the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

Principal and Interest Payments

        We made regularly scheduled principal payments of $3.5 million during the year ended December 31, 2007, $5.3 million during 2006 and $5.3 million during 2005, in connection with its credit facilities. We repaid the $87.9 million balance outstanding on our Amended Credit Facility in connection with the refinancing noted above.

        We paid interest of $9.9 million during the year ended December 31, 2007, $6.9 million during 2006 and $5.5 million during 2005, in connection with our credit facilities. Due to the variable interest rate on the 2007 Credit Facility, for the portion not covered by the interest rate swaps would be subject to higher interest costs to the Company if short term interest rates rise.

Other Long Term Debt

        We have formed statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of our parent holding company and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," we do not consolidate the trusts.

        In late March, 2007, we issued $50.0 million of trust preferred securities at a fixed interest rate of 7.7% pursuant to terms similar to our other trust preferred securities. On December 4, 2007, we exercised our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032.

        Separate subsidiary trusts of our parent holding company (the "Trusts") have issued a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2007
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		9.2%
May 2033	15,000	Floating	420		9.3%
May 2033	15,000	Fixed/Floating	410	(1)	7.4%
October 2033	20,000	Fixed/Floating	395	(2)	9.0%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

	$110,000

(1)
The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008 the rate will convert to a floating rate equal to LIBOR plus 410 basis points.

(2)
Effective April 29, 2004, we entered into a swap agreement whereby we will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expires in October 2008.

(3)
The rate on this issue is fixed at 7.7% for the first five years. On March 23, 2012, the rate will convert to a floating rate equal to LIBOR plus 275 basis points.

        The Trusts have the right to call the Capital Securities at par after five years from the date of issuance (which ranged from December 2002 to March 2007). The proceeds from the sale of the Trust Preferred Securities, together with proceeds from the sale by the Trusts of their common securities to our parent holding company, were invested in thirty-year floating rate Junior Subordinated Debt of our parent holding company. The proceeds have been used, in part to fund acquisitions, to provide capital to our insurance subsidiaries to support growth and to be held for general corporate purposes.

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

        Our parent holding company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debt for a period not exceeding 20 consecutive quarters up to each debenture's maturity date. During any such period, interest will continue to accrue and our parent holding company may not declare or pay any cash dividends or distributions on, or purchase, our common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debt. Our parent holding company has the right at any time to dissolve the Trusts and cause the Junior Subordinated Debt to be distributed to the holders of the Capital Securities. We have guaranteed, on a subordinated basis, all of the Trusts' obligations under the Capital Securities including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent the Trusts have funds available to make such payments. The Capital Securities have not been and will not be registered under the Securities Act of 1933, as amended, and will only be offered and sold under an applicable exemption from registration requirements under the Securities Act.

        We paid $8.7 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2007, $5.8 million during 2006 and $5.3 million during 2005.

Lease Obligations

        We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma and Ontario, Canada. Rent expense was $6.0 million for the year ended December 31, 2007, $4.4 million for 2006 and $3.9 million for 2005. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases are as follows:

(In thousands)
2008	$5,940
2009	5,446
2010	4,905
2011	4,725
2012	3,123
Thereafter	3,821

Total	$27,960

        In addition to the above, Pennsylvania Life is the named lessee on 52 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2007 was approximately $2.9 million.

Shelf Registration

        On November 3, 2004, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission or the SEC, pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate offering of $140 million. The registration statement also covered five million shares of common stock that may be offered for sale by Capital Z Financial Services Fund II, L.P. ("Capital Z"), our largest shareholder. The SEC declared the shelf registration statement effective in December 2004. While this registration statement has expired, we could revive or extend it.

        If revived or extended, the shelf registration statement or a successor registration statement would enable us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offering pursuant to this or a successor registration statement will be established at the time of the offering. We plan to use the proceeds from any future offering under the registration statement or a successor registration statement for general corporate purposes, such as working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt. We will include a more detailed description of the use of proceeds of any specific offering of securities in the prospectus supplement relating to any particular offering.

        The aggregate amount that remains available for offering under the 2004 shelf registration statement is $77.2 million as of December 31, 2007.

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

        We also have the ability, from time to time, to access the capital markets for additional capital. In March 2007, we issued $50 million of trust preferred securities. In addition, in connection with the May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth (see Note 23—Business Combinations of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), we have issued preferred stock for aggregate proceeds of $350 million, at $20 per common equivalent share, to four private equity investment fund groups. We issued $100 million of preferred stock during the second quarter of 2007 and the balance in September 2007. There can be no assurance as to our actual future cash flows from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives.

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

        Senior Managed Care Company.    Liquidity for our managed care company is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is management fees for administration of our HealthPlan affiliates and services provided to the IPA's. Dividend payments by our HMO affiliates to Heritage are subject to the approval of the insurance regulatory authorities of our HMO affiliates' respective states of domicile. SCOT is not able to pay dividends during 2008 without prior approval. However, we believe that the sources of cash to our managed care holding company exceed scheduled uses of cash which will result in funds being available to pay dividends to our parent holding company.

        PBM Subsidiary.    Liquidity for our PBM subsidiary is measured by its ability to pay operating expenses and pay dividends to our parent company. The primary source of liquidity is fees collected from clients. We believe that the sources of cash for our PBM subsidiary exceed scheduled uses of cash and results in amounts available to dividend to our parent holding company.

        Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of December 31, 2007, the principal amount of the surplus note was $17.6 million. The note bears interest to our parent holding company at LIBOR plus 250 basis points. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange and by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and file a consolidated Federal income tax return. American Exchange made principal payments totaling $10.0 million during the year ended December 31, 2007 and $12.5 million during the year ended December 31, 2006 and $8.4 million during the year ended December 31, 2005. American Exchange paid interest on the surplus note of $1.9 million during the year ended December 31, 2007 and $2.5 million during the year ended December 31, 2006 and $2.6 million during the year ended December 31, 2005.

        On June 29, 2007 and December 31, 2007, Pyramid issued two $30.0 million surplus notes payable to our holding company. The notes are repayable through annual principal payments beginning March 29, 2009, based on a schedule, provided that capital and surplus are sufficient to maintain risk based capital levels of 450% or greater. The surplus notes can be pre-paid (with prior approval by the state of Kansas) to the extent that Pyramid's risk based capital levels exceed 450%. The notes bear interest to our parent holding company at fixed rates of 7.7% and 7.3%, respectively, for the term of the notes.

        Our parent holding company made capital contributions to American Exchange amounting to $81.0 million during 2007. American Exchange made capital contributions of $44.0 million to American Progressive, $32.0 million to Pyramid and $5 million to Marquette during 2007. In December 2007, Pennsylvania Life declared and paid a dividend in the amount of $21.0 million to American Exchange. American Exchange made a capital contribution of $20.0 million to Pyramid.

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

        Dividend payments by our insurance companies to our holding company or to intermediate subsidiaries are limited by, or subject to the approval of the insurance regulatory authorities of each insurance company's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. Pennsylvania Life is able to pay ordinary dividends of up to $51.1 million to American Exchange (its direct parent) and American Exchange is able to pay ordinary dividends of up to $26.1 million to Universal American in 2008 without the prior approval from the insurance department for their respective states of domicile.

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

        Our accident and health insurance policies generally provide for fixed-benefit amounts and, in the case of Medicare supplement policies, for supplemental co-payments in accordance with approved Medicare provider rates. Some of these benefits are subject to medical-cost inflation and we have the capability to file for premium rate increases to mitigate rising medical costs. Prescription drug benefits under Part D PDPs may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D PDPs must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These defined "standard" benefits represent the minimum level of benefits mandated by Congress. We also offer other PDPs containing benefits in excess of standard coverage limits for an additional beneficiary premium. Our PDPs receive monthly payments from CMS which generally represent our bid amount for providing insurance coverage. Due to the nature of the benefit design, where the PDP is covering the initial deductibles, Part D benefit costs will exceed these monthly CMS payments resulting in negative cash flows in the early part of the year. As deductibles are reached and benefit costs are shared with the plan members, the resulting cash flows match more evenly and eventually turn positive, where monthly plan receipts exceed the benefit costs in the latter part of the year. The Part D benefit costs are subject to risk corridor adjustment, which permits our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. However, the cash settlement for the risk corridor adjustment does not occur until the following year. Our Medicare Advantage policies provide benefits to Medicare enrollees as specified in our contracts with CMS, with premiums received from CMS and, depending on the individual product, from the enrollee. Our health insurance business is widely dispersed in the United States, which mitigates the risk of unexpected increases in claim payments due to epidemics and events of a catastrophic nature. These accident and health polices are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes.

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of December 31, 2007 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $25 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        At December 31, 2007, we held cash and cash equivalents totaling $668 million and fixed maturity securities that could readily be converted to cash with carrying values and fair values of $1.1 billion

        The net yields on our cash and invested assets increased to 5.4% for the year ended December 31, 2007, from 5.1% for 2006 and 5.0% for 2005. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $486.1 million at December 31, 2007 and $242.9 million at December 31, 2006. Our U.S. insurance subsidiaries generated statutory net income of $114.6 million for the year ended December 31, 2007 and $29.3 million for 2006. For the year ended December 31, 2005, our U.S. insurance subsidiaries generated a statutory net loss of $1.8 million.

        Our HMO affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus and are also subject to RBC requirements. At December 31, 2007, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $64.3 million at December 31, 2007 and $44.0 million at December 31, 2006. Statutory net income for our HMO affiliates was $15.3 million for the year ended December 31, 2007, $17.3 million for 2006, and $9.6 million for 2005.

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

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by Standard & Poor's Corporation ("S&P") or Baa3 or higher by Moody's Investor Service ("Moody's"). As of December 31, 2007, approximately 98% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of December 31, 2007. As of December 31, 2007, we held securities with par values of approximately $147 million with exposure to Subprime mortgages. The market value of these securities was $100 million at December 31, 2007, representing approximately 6% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P rating of AA+ and none of these securities have experienced credit downgrades, although twelve securities we own with an amortized cost of approximately $47 million have been placed on negative watch by Moody's or S&P. During the fourth quarter of 2007, we recognized other than temporary impairment totaling $41.0 million in the value of certain of our securities with exposure to subprime mortgages.

        We did not write down the value of any fixed maturity securities during the years ended December 31, 2006 or 2005. A write-down of the value of a fixed maturity security would represent our estimate of an other than temporary decline in value and would be included in net realized gains and losses on investments in our consolidated statements of operations.

Federal Income Taxation of the Company

        We file a consolidated return for Federal income tax purposes that includes all of the non-life insurance company subsidiaries, as well as Heritage and its subsidiaries. American Exchange and its subsidiaries are not currently included. American Exchange and its subsidiaries file a separate consolidated Federal return.

        At December 31, 2007, the Company (exclusive of American Exchange and its subsidiaries) had net operating loss carryforward of approximately $6.0 million that expires in 2025. The use of the net operating loss carryforward is limited to $1.6 million per year under the Internal Revenue Code.

        The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $3.1 million at December 31, 2007 and $0.2 million at December 31, 2006.

        During 2005, the Company incurred creditable foreign taxes related to dividends from PennCorp Life Canada, its defined previously Canadian subsidiary, generating a foreign tax credit carryforward, for which a deferred tax asset of approximately $0.8 million was established. A valuation allowance for the entire amount was established because the Company lacked sufficient foreign source income to realize the benefit for the foreign tax credit. As foreign source income was generated in 2006, the valuation allowance related to the foreign tax credit carryforward was released.

        Management believes it is more likely than not that the Company will realize the recorded value of its net deferred tax assets.

        Our U.S. insurance company subsidiaries are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products to be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus. There was no material increase in our current income tax provision for any of the three years in the period ended December 31, 2007.

        The Jobs Creation Tax Act of 2004 (the "Jobs Act") contains a provision that places a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts ("PSA"), the Phase III tax. Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. At December 31, 2007 and 2006, we had $7.1 million in deferred tax liabilities for potential Phase III tax. In accordance with the Jobs Act, distributions during 2005 and 2006 from an insurance company that has a PSA will be treated as a distribution from its PSA account, however, the distribution will not be subject to Federal income tax. We received the approval of the Insurance Departments of the respective companies for the transactions that could trigger the elimination of the potential tax and made such distributions during 2006. Upon the confirmation of the elimination of the potential Phase III tax on the PSAs, the deferred tax liability will be released. Approximately $3.8 million will reduce goodwill related to the acquisition of Pyramid. The remaining $3.3 million will reduce deferred tax expense.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48") that provides criteria for recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted FIN 48 on January 1, 2007. The Company has no material uncertain tax positions and no cumulative adjustment was required or recorded as a result of the implementation of FIN 48. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense when incurred. No material interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

Effects of Recently Issued and Pending Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels ("Level 1, 2 and 3"). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity's estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity's fiscal year. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements. A summary of other recent and pending accounting pronouncements is provided in Note 2 of the consolidated financial statements in the Annual Report on Form 10-K under the caption "Future Adoption of Accounting Standards." We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In general, market risk to which we are subject relates to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our variable rate debt.

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligation of policy benefit and claims.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2007, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

December 31, 2007	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of December 31, 2007
Market Value of Fixed Income Portfolio
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,124.8	$73.3	$38.9	$(38.9)	$(80.8)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate ("LIBOR") for one, two or three months. Due to the variable interest rate, the Company would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of the trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps. In December 2007, we exercised our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032, which was covered by an interest rate swap.

        Also in December 2007, we entered into two separate interest rate swap agreements to mitigate our exposure to adverse interest rate movements by fixing the rate on a combined $250.0 million portion of our 2007 Credit Facility.

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

        The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2007, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2007
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan Payable	6.65%	$162.3	$3.2	$1.6	$(1.6)	$(3.2)
Other long term debt	9.62%	$25.0	0.5	0.3	(0.3)	(0.5)

Total			$3.7	$1.9	$(1.9)	$(3.7)

        As noted above, we have fixed the interest rate on $335 million of our $459 million of total debt outstanding, leaving $124 million of the debt exposed to rising interest rates, as of December 31, 2007. We had approximately $668 million of cash and cash equivalents as of December 31, 2007. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

        On July 18, 2007, we fully paid off the $50.0 million balance on our short term revolving credit facility that is included in the Loan payable line in the analysis above. Additionally, we refinanced our loan payable in connection with the MemberHealth transaction. As a result of the refinancing that closed on September 18, 2007, the amount outstanding on the term portion of our credit facility, also included in the Loan payable line in the analysis above, increased to $350 million from $88 million. Additionally, as a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, we will prepay $25 million of principal under the new facility in April 2008 pursuant to a waiver. See Note 23—Business Combinations and Note 10—Loan Payable included in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Annual Report on Form 10-K for additional information on this transaction.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules in this Annual Report on Form 10-K on Page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—Controls and procedures

  Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

  Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

        We acquired MemberHealth and GlobalHealth during 2007 and excluded those entities from our assessment of the effectiveness of our internal control over financial reporting. During 2007, MemberHealth and GlobalHealth contributed approximately $376.9 million or 12% of our total revenues, $37.6 million or 45% of our total net income and, as of December 31, 2007, accounted for approximately $1,115.3 million or 27% of our total assets.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2008.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2008.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2008.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2008.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2008.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
1      Financial Statements

  Consolidated Balance Sheets as of December 31, 2007 and 2006

  Consolidated Statements of Operations for the Three Years Ended December 31, 2007

  Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income for the Three
      Years Ended December 31, 2007

  Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007

  Notes to Consolidated Financial Statements

2
2      Financial Statement Schedules

  Schedule I—Summary of Investments Other Than Investments in Related Parties

  Schedule II—Condensed Financial Information of Registrant

  Schedule III—Supplementary Insurance Information

  Schedule IV—Reinsurance (incorporated in Note 11 to the Consolidated Financial Statements)

  Schedule V—Valuation and Qualifying Accounts (incorporated in Note 5 to the Consolidated Financial Statements)

3
3      Exhibits

        All references below to the Registrant's Current Reports on Form 8-K and Quarterly Reports on Form 10-Q are to such reports filed in Securities and Exchange Commission File No. 0-11321.

3.1	Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-62036) filed on July 11, 2001, and incorporated by herein reference herein).
3.2
Amendment No. 1 to the Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) for the quarter ended June 30, 2004, and incorporated herein by reference herein).
3.3
Amended and Restated By-Laws of Universal American Financial Corp. (filed as Exhibit A to the Registrant's Current Report on Form 8-K (File No. 0-11321) dated August 13, 1999, and incorporated herein by reference herein).
3.4
Certificate of Amendment to Universal American's Certificate of Incorporation for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated herein by reference).
3.5
Certificate of Amendment to Universal American's Certificate of Incorporation for the Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated herein by reference).
3.6
Certificate of Amendment to Universal American's Certificate of Incorporation dated August 24, 2007 (filed as Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K dated August 24, 2007, and incorporated herein by reference).

3.7	Amendment to the By-Laws of Universal American Financial Corp. (filed as Exhibit 3(ii).1 to the Registrant's Current Report on Form 8-K dated September 24, 2007, and incorporated herein by reference).
3.8
Certificate of Amendment to Universal American's Certificate of Incorporation changing the name of the Company from Universal American Financial Corp. to Universal American Corp. dated November 30, 2007 (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 3, 2007, and incorporated herein by reference).
4.1
Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.01 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference herein).
4.2
Form of Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.02 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference herein).
4.3
Shareholders Agreement dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., UAFC, L.P., AAM Capital Partners, L.P., Chase Equity Associates, L.P., Richard A. Barasch and others (filed as Exhibit A of the Registrant's Current Report on Form 8-K dated August 13, 1999, and incorporated herein by reference herein).
4.4
Registration Rights Agreement, dated July 30, 1999, among the Company, Capital Z Financial Services Fund II, L.P., Wand/Universal American Investments L.P.I., Wand/Universal American Investments L.P. II, Chase Equity Associates, L.P., Richard A. Barasch and others (filed as Exhibit A to the Registrant's Current Report on Form 8-K dated August 13, 1999, and incorporated herein by reference herein).
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
4.7
Stockholders' Agreement, dated as of September 21, 2007, among Universal American Financial Corp. and securityholders listed on the signature pages thereto (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 24, 2007, and incorporated herein by reference).
10.1
Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch (filed as Exhibit D to the Registrant's Current Report on Form 8-K/A dated March 14, 2001 and incorporated herein by reference herein).
10.2
Employment Agreement dated July 30, 1999, between Registrant and Gary Bryant (filed as Exhibit E to the Registrant's Current Report on Form 8-K/A dated March 14, 2001 and incorporated herein by reference herein).

10.3
Employment Agreement dated July 30, 1999, between Registrant and Robert Waegelein (filed as Exhibit E to the Registrant's Current Report on Form 8-K/A dated March 14, 2001 and incorporated herein by reference herein).
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
10.7
Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-120190) filed on December, 10, 2004, and incorporated herein by reference).
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
10.20
Agreement and Plan of Merger and Reorganization, dated as of May 7, 2007, among Universal American, MH Acquisition I Corp., MH Acquisition II LLC, MHRx LLC, MemberHealth, Inc., and Welsh, Carson, Anderson & Stowe IX, L.P., as the Shareholder Representative thereunder (filed as Exhibit A to the proxy statement contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-4 (File No. 333-143822) filed with the Securities and Exchange Commission on July 16, 2007, and incorporated herein by reference).
10.21
Stage 1 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated herein by reference).
10.22
Stage 2 securities purchase agreement dated May 7, 2007 among Lee-Universal Holdings, LLC, Welsh, Carson, Anderson & Stowe X, L.P., Union Square Universal Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Commitment Fund, L.P. and Perry Commitment Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 7, 2007, and incorporated herein by reference).
10.23
Fifth Amendment to Amended and Restated Credit Agreement dated as of May 7, 2007, among Universal American Financial Corp., the Banks party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 15, 2007, and incorporated herein by reference).

10.24
Second Amendment to Credit Agreement dated as of May 7, 2007, among Universal American Financial Corp., the Banks party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 15, 2007, and incorporated herein by reference).
10.25
Fourth Amendment dated March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among the Company, the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2007, and incorporated herein by reference).
10.26
First Amendment dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among the Company, one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2007, and incorporated herein by reference).
10.27
Credit Agreement dated as of September 18, 2007, among Universal American Financial Corp., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
10.28
Settlement Agreement and Amendment to Merger Agreement, dated as of March 5, 2008 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).
12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*
Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Part D Management Services, LLC.

*
Filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP.
March 17, 2008	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature and Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008
/s/ BARRY W. AVERILL Barry W. Averill Director	March 17, 2008
/s/ SALLY CRAWFORD Sally Crawford Director	March 17, 2008
/s/ MATTHEW ETHERIDGE Matthew Etheridge Director	March 17, 2008

/s/ MARK GORMLEY Mark Gormley Director	March 17, 2008
/s/ CHARLES E. HALLBERG Charles E. Hallberg President and Chief Executive Officer of MemberHealth and Director	March 17, 2008
/s/ MARK M. HARMELING Mark M. Harmeling Director	March 17, 2008
/s/ LINDA LAMEL Linda Lamel Director	March 17, 2008
/s/ ERIC LEATHERS Eric Leathers Director	March 17, 2008
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin Director	March 17, 2008
/s/ ROBERT A. SPASS Robert A. Spass Director	March 17, 2008
/s/ SEAN TRAYNOR Sean Traynor Director	March 17, 2008
/s/ ROBERT F. WRIGHT Robert F. Wright Director	March 17, 2008

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        As indicated in Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MemberHealth, LLC or GlobalHealth, Inc., which are included in the 2007 consolidated financial statements of Universal American Corp. and constituted $1,115.3 million and $683.9 of total and net assets, respectively, as of December 31, 2007, and $376.9 million and $37.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Universal American Corp. also did not include an evaluation of the internal control over financial reporting of MemberHealth LLC, Inc. or GlobalHealth, Inc.

        In our opinion, Universal American Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 17, 2008

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands)

	2007	2006
ASSETS
Investments (Notes 2 and 4):
Fixed maturities available for sale, at fair value (amortized cost: 2007, $1,125,381; 2006, $1,110,323)	$1,124,849	$1,112,086
Policy loans	21,560	22,032
Other invested assets	1,526	1,725

Total investments	1,147,935	1,135,843
Cash and cash equivalents (Note 2)	667,685	542,130
Accrued investment income	13,364	12,927
Deferred policy acquisition costs (Notes 2 and 10)	245,511	262,144
Amounts due from reinsurers (Note 11)	286,426	293,350
Due and unpaid premiums	100,351	11,043
Present value of future profits and other amortizing intangible assets	213,518	54,738
Goodwill and other indefinite lived intangible assets (Notes 2 and 3)	606,972	71,332
Income taxes receivable (Note 5)	31,145	—
CMS contract deposit receivables (Note 2)	394,225	—
Other Part D receivables (Note 2)	181,696	85,871
Advances to agents	61,076	48,912
Other assets	139,859	66,752

Total assets	$4,089,763	$2,585,042

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances (Note 2)	$434,859	$485,189
Reserves for future policy benefits	616,450	600,497
Policy and contract claims—life	12,213	12,901
Policy and contract claims—health (Note 9)	737,189	201,811
Advance premium	25,232	26,120
CMS contract deposit payables (Note 2)	—	134,184
Loan payable (Note 12)	349,125	90,563
Other long term debt (Note 13)	110,000	75,000
Amounts due to reinsurers	67,239	100,397
Income taxes payable	—	20,502
Deferred income tax liability (Note 5)	28,687	19,573
Other Part D liabilities	157,048	106,599
Other liabilities	200,655	87,797

Total liabilities	2,738,697	1,961,133
Commitments and contingencies (Note 15)
STOCKHOLDERS' EQUITY (Note 6)
Preferred Stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2007, 47,105 shares, liquidation value $94,210)	47	—
Series B (Designated: 300,000 shares, issued and outstanding: 2007, 127,895 shares, liquidation value $255,790)	128	—
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2007, 75.0 million shares; 2006, 59.9 million shares)	750	599
Common stock—non-voting (Authorized 30 million shares)	—	—
Additional paid-in capital	890,882	252,542
Accumulated other comprehensive (loss) income (Notes 6 and 18)	(66)	1,883
Retained earnings	463,583	379,511
Less: Treasury stock (2007, 0.3 million shares; 2006, 0.7 million shares)	(4,258)	(10,626)

Total stockholders' equity	1,351,066	623,909

Total liabilities and stockholders' equity	$4,089,763	$2,585,042

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2007

(In thousands, per share amounts in dollars)

	2007	2006	2005
Revenues:
Direct premium and policyholder fees earned	$3,677,749	$1,883,579	$1,088,857
Reinsurance premiums assumed	39,937	32,187	32,108
Reinsurance premiums ceded	(776,267)	(718,624)	(349,003)

Net premiums and policyholder fees earned (Note 11)	2,941,419	1,197,142	771,962
Net investment income (Note 4)	106,970	75,459	61,448
Fee and other income	26,412	27,645	18,294
Net realized (losses) gains on investments (Note 4)	(40,178)	4,818	5,044

Total revenues	3,034,623	1,305,064	856,748

Benefits, Claims and Expenses:
Claims and other benefits	2,365,451	907,449	557,035
Increase in reserves for future policy benefits	6,668	11,332	8,410
Interest credited to policyholders	17,819	18,346	19,069
Change in deferred acquisition costs (Note 10)	15,963	(16,684)	(51,807)
Amortization of intangible assets (Note 3)	12,251	8,067	6,907
Commissions	167,145	116,708	133,972
Reinsurance commission and expense allowances	(71,221)	(74,247)	(56,601)
Interest expense	20,480	12,821	10,983
Early extinguishment of debt (Notes 12 and 13)	1,343	—	—
Other operating costs and expenses	422,762	273,703	158,417

Total benefits, claims and other deductions	2,958,661	1,257,495	786,385

Income from continuing operations, before equity in earnings of unconsolidated subsidiary	75,962	47,569	70,363
Equity in earnings (loss) of unconsolidated subsidiary (Note 19)	56,664	46,187	(3,980)

Income from continuing operations, before income taxes	132,626	93,756	66,383
Provision for income taxes	48,554	32,610	22,626

Income from continuing operations	84,072	61,146	43,757

Discontinued Operations (Note 21):
Income from discontinued operations, net of income taxes	—	9,788	10,119
Gain on sale of discontinued operations, net of taxes	—	48,372	—

Income from discontinued operations	—	58,160	10,119

Net income	$84,072	$119,306	$53,876

Earnings per common share (Note 2):
Basic:
Continuing operations	$1.20	$1.04	$0.76
Discontinued operations	—	0.99	0.18

Net income	$1.20	$2.03	$0.94

Diluted:
Continuing operations	$1.18	$1.02	$0.74
Discontinued operations	—	0.97	0.17

Net income	$1.18	$1.99	$0.91

Weighted average shares outstanding:
Weighted average common shares outstanding	64,175	59,256	57,254
Less weighted average treasury shares	(556)	(717)	(175)

Basic weighted shares outstanding	63,619	58,539	57,079
Weighted average common equivalent of preferred shares outstanding	6,609	—	—
Effect of dilutive securities	1,261	1,447	1,986

Diluted weighted shares outstanding	71,489	59,986	59,065

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31, 2007

(In thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2005	$—	$—	$553	$172,525	$40,983	$206,329	$(969)	$419,421
Net income	—	—	—	—	—	53,876	—	53,876
Other comprehensive loss (Note 18)	—	—	—	—	(1,087)	—	—	(1,087)

Comprehensive income	—	—	—	—	—	—	—	52,789

Issuance of common stock (Note 6)	—	—	37	64,804	—	—	—	64,841
Stock-based compensation (Note 7)	—	—	—	4,486	—	—	—	4,486
Repayments of loans to officers (Note 6)	—	—	—	20	—	—	—	20
Treasury shares purchased, at cost (Note 6)	—	—	—	—	—	—	(10,961)	(10,961)
Treasury shares reissued (Note 6)	—	—	—	598	—	—	690	1,288

Balance, December 31, 2005	—	—	590	242,433	39,896	260,205	(11,240)	531,884
Net income	—	—	—	—	—	119,306	—	119,306
Other comprehensive loss (Note 18)	—	—	—	—	(38,013)	—	—	(38,013)

Comprehensive income	—	—	—	—	—	—	—	81,293

Issuance of common stock (Note 6)	—	—	9	4,616	—	—	—	4,625
Stock-based compensation (Note 7)	—	—	—	5,460	—	—	—	5,460
Repayments of loans to officers (Note 6)	—	—	—	12	—	—	—	12
Treasury shares purchased, at cost (Note 6)	—	—	—	—	—	—	(207)	(207)
Treasury shares reissued (Note 6)	—	—	—	21	—	—	821	842

Balance, December 31, 2006	—	—	599	252,542	1,883	379,511	(10,626)	623,909
Net income	—	—	—	—	—	84,072	—	84,072
Other comprehensive loss (Note 18)	—	—	—	—	(1,949)	—	—	(1,949)

Comprehensive income	—	—	—	—	—	—	—	82,123

Preferred stock issuance (Note 6)	47	128		331,932				332,107
Issuance of common stock (Note 6)	—	—	9	9,109	—	—	—	9,118
Stock-based compensation (Note 7)	—	—	—	10,683	—	—	—	10,683
Repayments of loans to officers (Note 6)	—	—	—	38	—	—	—	38
Acquisition of MemberHealth	—	—	142	283,358	—	—	—	283,500
Treasury shares reissued (Note 6)	—	—	—	3,220	—	—	6,368	9,588

Balance, December 31, 2007	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2007

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$84,072	$119,306	$53,876
Adjustments to reconcile net income to net cash provided by operating activities, net of balances acquired:
Income from discontinued operations	—	(9,788)	(10,119)
Gain on sale of discontinued operations	—	(48,372)	—
Equity in (earnings) loss of unconsolidated subsidiary	(56,664)	(46,187)	3,980
Distribution from unconsolidated subsidiary	58,371	40,500	—
Deferred income taxes	(24,931)	3,439	16,987
Realized losses (gains) on investments	40,178	(4,818)	(5,044)
Amortization of intangible assets	12,251	8,067	6,907
Net amortization of bond premium	1,356	2,162	3,214
Changes in operating assets and liabilities:
Deferred policy acquisition costs	15,963	(16,684)	(51,807)
Reserves for future policy benefits	15,953	14,563	15,344
Policy and contract claims payable	234,336	93,475	26,773
Reinsurance balances	(88,250)	20,793	(16,026)
Advance premium	44,958	3,223	(1,310)
Income taxes payable	(6,791)	(1,221)	(1,140)
Other Part D receivables	141,635	(85,871)	—
Other Part D liabilities	(52,707)	106,601	—
Other, net	(65,596)	(7,334)	3,499

Cash provided by operating activities—continuing operations	354,134	191,854	45,134
Cash provided by operating activities—discontinued operations	—	13,655	17,444

Cash provided by operating activities	354,134	205,509	62,578

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturities	246,636	178,751	276,149
Cost of fixed maturities purchased	(307,822)	(186,396)	(431,073)
Proceeds from sale of subsidiary, net of cash sold (Note 23)	5,392	—	—
Purchase of business, net of cash acquired (Note 23)	(307,931)	(10,407)	(3,436)
Purchase of fixed assets	(7,417)	(15,227)	(5,116)
Return of investment in unconsolidated subsidiary	2,629	—	—
Other investing activities	917	935	970

Cash used in investing activities—continuing operations	(367,596)	(32,344)	(162,506)
Cash provided by (used in) investing activities—discontinued operations	(19,836)	101,840	(12,430)

Cash provided by (used in) investing activities	(387,432)	69,496	(174,936)

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	347,068	6,550	64,863
Cost of treasury stock purchases	—	(206)	(10,961)
Receipts from CMS contract deposits	1,284,919	904,659	—
Withdrawals from CMS contract deposits	(1,710,472)	(770,475)	—
Deposits and interest credited to policyholder account balances	19,761	44,005	69,591
Surrenders and other withdrawals from policyholder account balances	(70,090)	(53,714)	(48,243)
Distribution from discontinued operations	—	4,372	5,407
Principal repayment on loan payable and other long term debt	(156,438)	(5,250)	(5,250)
Issuance of new debt (Note 12)	450,000	—	—
Payment of debt issue costs	(5,895)	—	—

Cash provided by financing activities—continuing operations	158,853	129,941	75,407
Cash used in financing activities—discontinued operations	—	(1,715)	(5,407)

Cash provided by financing activities	158,853	128,226	70,000

Net increase (decrease) in cash and cash equivalents	125,555	403,231	(42,358)
Cash and cash equivalents at beginning of year	542,130	138,899	181,257

Cash and cash equivalents at end of year	667,685	542,130	138,899
Less cash and cash equivalents of discontinued operations at end of year	—	—	(1,969)

Cash and cash equivalents of continuing operations at end of year (Note 2)	$667,685	$542,130	$136,930

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp. ("we," the "Company," or "Universal American") is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The principal insurance products currently sold by the Company are Medicare Advantage private fee-for-service plans ("PFFS"), Medicare coordinated care plans ("health plans"), Medicare prescription drug benefit plans ("PDPs"), Medicare supplement and Select, fixed benefit accident and sickness disability insurance and senior life insurance. The Company distributes these products through an independent general agency system and a career agency system.

        In 2006, we began offering PDPs pursuant to Medicare Part D ("Part D") through Pennsylvania Life Insurance Company ("Pennsylvania Life") and American Progressive Life & Health Insurance Company of New York ("American Progressive") and Marquette National Life Insurance Company ("Marquette"), in connection with a strategic alliance with Caremark Rx, Inc., formerly PharmaCare Management Services, Inc. ("Caremark"), a third party pharmacy benefits manager ("PBM") and wholly-owned subsidiary of CVS Caremark Corp. ("CVS"). In February 2008, management announced that this strategic alliance will be terminated effective December 31, 2008, subject to regulatory approvals. Upon dissolving the strategic alliance, CVS and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance.

        The Company currently operates Medicare Advantage private fee-for-service plans ("PFFS") through American Progressive, The Pyramid Life Insurance Company ("Pyramid Life") and Marquette as well as Medicare Advantage health plans in Houston and Beaumont Texas through SelectCare of Texas, L.L.C. and in Oklahoma through SelectCare of Oklahoma, Inc. In addition, beginning in 2007, the Company expanded into new health plan markets in North Texas, Oklahoma and Wisconsin.

        CHCS Services, Inc. ("CHCS"), the Company's administrative services company, provides administrative services for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        On December 1, 2006, the Company completed the sale of PennCorp Life Insurance Company ("PennCorp Life Canada"), its Canadian subsidiary. Consequently, the Company has accounted for the operations of PennCorp Life Canada as discontinued operations. All prior period amounts have been reclassified to conform to this presentation. See Note 21—Discontinued Operations

        On September 21, 2007, the Company completed its acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager and sponsor of Community CCRxSM, a national Medicare Part D plan with 1.2 million members. Effective on the date of the acquisition, all of the PDP business of MemberHealth, Inc. except New York business was transferred into Pennsylvania Life and the New York PDP business was transferred into American Progressive. In connection with this acquisition, MemberHealth, Inc. was converted into a limited liability company and renamed MemberHealth, L.L.C. ("MemberHealth"). See Note 23—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and consolidate the accounts of Universal American and its subsidiaries: American Exchange Life Insurance Company ("American Exchange"), American Pioneer Life Insurance Company ("American Pioneer"), American Progressive, Constitution Life Insurance Company ("Constitution"), Marquette, Pennsylvania Life, Pyramid Life, Union Bankers Insurance Company ("Union Bankers"), Heritage Health Systems, Inc. ("Heritage"), MemberHealth, and CHCS. During 2005, we entered into a strategic alliance with Caremark and created Part D Management Services, L.L.C. ("PDMS"). PDMS is 50% owned by Universal American and 50% owned by Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on the equity basis and is included in other assets.

        PDMS principally performs marketing and risk management services on behalf of our PDPs, for which it receives fees and other remuneration from our PDPs and Caremark. As noted above, the operations of PennCorp Life Canada are reported as discontinued operations.

        For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. All material intercompany transactions and balances between Universal American and its subsidiaries have been eliminated. All material intercompany transactions and balances between the Company's subsidiaries have also been eliminated.

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

        Investments:    The Company follows Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Debt and Equity Securities" ("FAS 115"). FAS 115 requires that debt and equity securities be classified into one of three categories and accounted for as follows: Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities and losses included in earnings. Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive (loss) income, net of tax and deferred policy acquisition cost adjustments.

        As of December 31, 2007 and 2006, all fixed maturity securities were classified as available for sale and were carried at fair value, with the unrealized gain or loss, net of tax and deferred policy acquisition cost adjustments, included in accumulated other comprehensive (loss) income. Policy loans are stated at the unpaid principal balance. Short-term investments are carried at cost, which approximates fair value. Other invested assets include equity securities, mortgage loans and collateral

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loans. Equity securities are carried at current fair value. Mortgage loans are carried at the unpaid principal balance. The collateral loans are carried at the underlying value of their collateral that is the cash surrender value of life insurance.

        The fair value for fixed maturity securities is largely determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

        The Company regularly evaluates the amortized cost of its investments compared to the fair value of those investments. Impairments of securities are generally recognized when a decline in fair value below the amortized cost basis is considered to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and is considered on an individual security basis, not on a portfolio basis. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. Impairment losses are also recognized when declines in fair values based on quoted prices are determined to be other than temporary.

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company's accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by its Investment Committee, consisting of investment and accounting professionals who identify securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

        The Company reviews its fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, trading on these securities is restricted unless approved by members of the Investment Committee. The Investment Committee will only authorize the sale of these securities based on criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

        Realized investment gains and losses on the sale of securities are based on the specific identification method.

        Investment income is generally recorded when earned. Premiums and discounts arising from the purchase of mortgage-backed and asset-backed securities are amortized into investment income over the estimated remaining term of the securities, adjusted for anticipated prepayments. The prospective method is used to account for the impact on investment income of changes in the estimated future cash flows for these securities. Premiums and discounts on other fixed maturity securities are amortized using the interest method over the remaining term of the security.

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

        The Company utilizes a prospective unlocking approach to account for DAC for its Medicare supplement business. Assumptions for future rate increases, persistency and benefit-design are used in the determination of DAC. Actual experience may vary from assumed trends; however these assumptions are not changed unless prospective unlocking is triggered. Prospective unlocking revises the assumptions to bring them in line with emerging experience. Annually, during its third fiscal quarter, the Company performs an analysis to determine whether unlocking is triggered as a result of significant changes in the actual premium rate increase experience. At the point when unlocking is triggered, the DAC model is modified prospectively with assumptions for all components, including rate increases, persistency, benefit design and expenses updated based on actual experience. If and when

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unlocking of assumptions is triggered, there is no immediate impact on the DAC balance, rather, the unlocking impacts the pattern of the future amortization of the DAC balance. The reserves for future policy benefits for Medicare supplement business also are impacted prospectively by unlocking and, accordingly, similar assumption revisions would occur.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other amortizing assets include acquired life and accident & health policy bases, managed care membership bases, provider contracts, customer contracts and hospital network contracts. Below is a table reflecting our amortization policies for each of these items:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7–9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Distribution Channel acquired	30	Straight line over the estimated life of the asset
Membership base acquired	7–10
		The pattern of projected future cash flows for the membership base acquired over the estimated weighted average life of the membership base or straight line over the estimated life of the membership base
Provider Contracts	10	Straight line over the estimated weighted average life of the contracts
Administrative Service Contracts	6	The pattern of projected future cash flows for the customer contracts acquired, over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts
Trademarks/Tradenames	9	Straight line over the estimated life of the trademarks/tradenames
Licenses	15	Straight line over the estimated life of the licenses

        At least annually, management reviews the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized. Management believes that no impairments of present value of future profits, goodwill or other identified intangibles existed as of December 31, 2007 and 2006.

        Recognition of Revenues, Contract Benefits and Expenses for Investment and Universal Life Type Policies: Revenues for universal life-type policies and investment products consist of mortality charges for the cost of insurance and surrender charges assessed against policyholder account balances during the period. Amounts received for investment and universal life type products are not reflected as premium revenue; rather such amounts are accounted for as deposits, with the related liability included in policyholder account balances. Benefit claims incurred in excess of policyholder account balances are expensed. The liability for policyholder account balances for universal life-type policies and investment products under FAS 97 are determined following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. As of September 30, 2006, we ceased selling annuity products. For the annuity products sold prior to September 30, 2006, we offered sales inducements in the form of first year only bonus interest rates, which ranged from 1% to 4%, on certain of our annuity products. Including the bonus interest rates, our current credited rates on our annuity products range from 2.5% to 7.25%. Minimum guaranteed interest rates on our annuity products range from 1.5% to 5.5%. For Universal Life products, current credited rates range from 3% to 5.25%. Minimum guaranteed interest rates on our Universal Life products range from 3% to 5.25%. These rates represent the minimum guaranteed base crediting rate of 3.0% and a first year guaranteed bonus credit of up to 2.0%.

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

        Recognition of Premium Revenues and Policy Benefits for Traditional Life Products: Premiums from traditional life policies generally are recognized as revenue when due. Benefits and expenses are matched with such revenue so as to result in the recognition of profits over the life of the contracts. This matching is accomplished by recording a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs. The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and is calculated based on actuarially recognized methods using morbidity and mortality

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tables, which are modified to reflect the Company's actual experience when appropriate. The liability for unpaid claims, including IBNR, includes estimates of amounts to fully settle known reported claims related to insured events that the Company estimates have been incurred, but have not yet been reported to the Company.

        Accounting for Prescription Drug Benefits under Medicare Part D:    Effective January 1, 2006, under our Prescription PathwaySM plans we began providing prescription drug coverage in accordance with Part D as a stand-alone benefit to Medicare-eligible beneficiaries under PDPs. Effective September 21, 2007, in connection with our acquisition of MemberHealth, we began providing prescription drug coverage in accordance with Part D through MemberHealth's Community CCRx Medicare Part D plan.

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

        Our PDPs receive monthly payments from the Center for Medicare & Medicaid Services ("CMS") which generally represent our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage during each month in which members are entitled to benefits. Our CMS payments also include catastrophic reinsurance allowances and Federal subsidies (CMS contract deposits) for which we do not bear risk.

        The Part D benefit costs are subject to risk corridor adjustment, which permits our PDPs and CMS to share the risk associated with the ultimate costs of the Part D benefit. The risk corridor adjustments may be positive or negative based upon the application of risk corridors that compare a plan's actual prescription drug costs to their targeted costs, as reflected in their bids ("target amount'). Variances exceeding, or below, certain thresholds may result in CMS making additional payments to us or requiring us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS defined "standard" benefit plan. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon prescription drug claims experience to date, net of manufacturer rebates and other Part D revenues, at the end of each reporting period. Accordingly, this estimate does not consider future prescription drug claims experience. We record receivables for rebates due to us that are included in other Part D receivables.

        Certain subsidies represent reimbursements from CMS for claims we pay for which we assume little or no risk, including reinsurance payments and low-income cost subsidies. A large percentage of claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are reimbursed by CMS through the reinsurance subsidy for PDPs offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as deposits in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in the consolidated balance sheets as a CMS contract deposit account asset or liability depending on the net contract balance at the end of the reporting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A reconciliation and related settlement of CMS's prospective subsidies, including reinsurance payments and low-income cost subsidies, and the risk corridor is made after the end of each plan year. In October 2007, we received the reconciliation settlement data from CMS for the 2006 Plan year. These amounts were settled on a preliminary basis in the fourth quarter. However, CMS has reopened 2006 which may result in the settlement of additional amounts for that plan year. The Company does not expect the reopening to have a material impact on the consolidated financial statements. At December 31, 2007, the remaining balance due to CMS from both plans for the 2006 Plan year was approximately $23 million, including approximately $12 million for reinsurance and low-income cost subsidies and $11 million for the risk corridor. At December 31, 2007, the total due from CMS from both plans for the 2007 Plan year was approximately $451 million, including approximately $406 million for reinsurance and low-income cost subsidies and $45 million for the risk corridor.

        We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration for our Prescription PathwaySM plans to Caremark. MemberHealth, LLC manages the pharmacy claims administration for the Community CCRx plans. Our PDPs receive all of the rebates from drug manufacturers on prescriptions filled. A significant portion of these rebates are reflected as a reduction in pharmacy benefit costs with the balance offset against the catastrophic reinsurance claims reimbursed by CMS, for which we are not at risk. Pharmacy benefit costs are based on rates as contracted with Caremark for Prescription PathwaySM plans and MemberHealth, LLC for Community CCRx plans.

        The Prescription PathwaySM PDPs sponsored by subsidiaries of Universal American are reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated plan with Arkansas Blue Cross and Blue Shield ("BCBS') and PharmaCare Re. The contract for the 33.3% assumed business was terminated as of January 1, 2008, however, under the termination provisions of the contract, Pennsylvania Life will receive an amount equal to two years of the reinsurance profits generated by the block of business.

        For the year ended December 31, 2007, we based our membership for Part D on enrollment information provided by CMS which indicated that, as of December 31, 2007, approximately 1,644,000 members were enrolled in our PDPs for which we were paid by CMS. This includes approximately 480,000 members in our PDPs that we participate in on a 50% basis and 25,000 members in the unaffiliated PDP that we participate in on a 33.3% basis. In addition, the acquisition of MemberHealth and its Community CCRx portfolio increased our Part D membership by 1,164,000 members at December 31, 2007.

        Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. During 2007, we also paid claims for individuals who ultimately were determined to be members of other plans. At December 31, 2007, in connection with both the Prescription PathwaySM and Community CCRx plans, we have established a receivable totaling $24.2 million for these claims which is included in other Part D receivables on the consolidated balance sheets. Membership information continues to be reconciled and refined by CMS with respect to the enrollment of members among all plans participating in the Part D program. Additionally, we have established a liability totaling $11.2 million, included in policy and contract claims-health on the consolidated balance sheets, for our estimate of claims paid by state Medicaid programs on behalf of members of our PDPs. As these membership differences are resolved, it is likely that the membership data upon which we based our results for 2007 will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

change until the membership data is fully reconciled with CMS; however, we do not believe that any change from the amounts reported as of December 31, 2007 is likely to be material.

        Recognition of Premium Revenues and Policy Benefits for Medicare Advantage Plans:    Premiums received pursuant to Medicare Advantage contracts with CMS for Medicare enrollees are recorded as revenue in the month in which members are entitled to receive service. Premiums collected in advance are deferred. Accounts receivable from CMS and health plan members for coordinating physician services and inpatient, outpatient and ancillary care are included in other assets and are recorded net of estimated bad debts. Certain commissions are deferred and recognized in relation to the corresponding revenues for which they are earned, generally over no longer than a one-year period. Policies and contract claims include actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

        There are timing differences between the addition of members to our administrative system and the approval, or accretion, of the member by CMS before we are paid for that member by CMS. We analyze the membership in our administrative system and the enrollment provided by CMS. Due to the significant growth of the business and limited historical experience, we recognize these timing delays and that CMS may not approve the Medicare Beneficiary for enrollment in our plan. The results for our PFFS business are based on 190,000 members as of December 31, 2007.

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

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109" effective January 1, 2007—please see Recently Adopted Accounting Standards in Note 2.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

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

        Foreign Currency Translation:    The financial statement accounts of the Company's discontinued Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a component of accumulated other comprehensive income, and (ii) revenues, expenses and cash flows are translated using a weighted average of exchange rates for each period presented.

        Derivative Instruments—Cash Flow Hedge:    The Company uses certain derivative instruments, interest rate swap agreements, to manage risk arising from interest rate volatility. Interest rate swap agreements ("cash flow hedges") are contracts to exchange interest payments on a specified principal (notional) amount for a specified period. By using derivatives to manage risk, the Company exposes itself to credit risk and additional market risk. Credit risk is the exposure to loss if a counterparty fails to perform under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings. Market risk is the exposure to changes in the market price of the underlying instrument and the related derivative. Such price changes result from movements in interest rates, and as a result, assets and liabilities will appreciate or depreciate in market value. These derivative instruments are recognized on the consolidated balance sheets at their fair value, based on external quotes provided by banks. The fair value of the derivative instruments are reported as assets or liabilities in other assets or other liabilities.

        On the date the interest rate swap contract is entered into the Company may designate it as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), if certain criteria are met. At the inception of the contract, the Company formally documents all relationships between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

        For a derivative designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income and are recognized in the income statement when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Common Share:    Earnings per common share is calculated using the two-class method. This method requires that net income be allocated between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share ("EPS") excludes the dilutive effects of stock options outstanding during the year and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. At December 31, 2007, earnings were allocated between common and participating preferred stock as follows:

Net income attributable to common stock	$76,160
Undistributed earnings allocated to participating preferred stock	7,912

Net income	$84,072

        Diluted EPS gives the dilutive effect of the participating preferred stock and stock options outstanding during the year. There were 450,185 stock options excluded from the computation of diluted EPS at December 31, 2007 because they were antidilutive. At December 31, 2006, 598,813 stock options were excluded.

        Stock Based Compensation:    The Company has various stock-based incentive plans for its employees, non-employee directors and its agents. Detailed information for activity in the Company's stock plans can be found in Note 7—Stock-Based Compensation. As of January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123—Revised, "Share-Based Payment" ("FAS 123-R") using the modified prospective method. FAS 123-R requires companies to recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and that this fair value be amortized over the grantees' service period. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The Company has elected to use the Black-Scholes valuation model to value employee stock options, as it had done for its previous pro forma stock compensation disclosures. Under the modified prospective method, compensation cost is recognized for the fair value of the unvested portion of existing arrangements as of January 1, 2006, as well as the fair value for all new share-based arrangements. Prior periods are not restated, as is allowed under the modified retrospective basis, but will continue to be disclosed on a pro forma basis in the notes to the consolidated financial statements, as previously reported. See Note7—Stock-Based Compensation for additional information.

        Prior to 2006, as permitted by FAS 123, the Company measured its stock-based compensation for employees and directors using the intrinsic value approach under Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equaled the market price of the underlying common stock on the grant date. For options issued to employees with an exercise price that is less than market on the date of grant the Company recognized an expense for the difference between the exercise price and the value of the options on the date of grant.

        Stock-based compensation for agents is determined based on "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Services", ("EITF 96-18"). The fair value of the awards is expensed over the vesting period of each award.

        Cash Flow Information:    Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	2007	2006	2005
	(In thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$18,679	$12,758	$10,885

Cash paid for income taxes	$103,007	$25,800	$4,968

Non-cash financing activities:
Issuance of common stock in connection with MemberHealth acquisition	$283,500	$—	$—

Supplemental cash flow information from discontinued operations:
Cash paid for income taxes	$—	$5,994	$3,186

  Future Adoption of Accounting Standards:

        Fair Value Measurements—In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels ("Level 1, 2 and 3"). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets which the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity's estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity's fiscal year. Management is currently evaluating the impact of this statement on the Company's consolidated financial statements.

        Business Combination—On December 4, 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141(R), Business Combinations (FAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). These standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. FAS 141(R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the FAS 141R effective date shall not be adjusted upon adoption of FAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt FAS 141(R) on January 1, 2009, and has not yet determined its effect on the consolidated financial statements.

  Recently Adopted Accounting Standards:

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

        Income Taxes—In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 requires a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, effective January 1, 2007, did not have a material effect on the Company's consolidated financial statements.

        Reclassifications—Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation. These reclassifications had no effect on net income or earnings per share as previously stated.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		December 31, 2007		December 31, 2006
	Weighted Average Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Traditional Insurance:
Policies in force—Health	9	$18,473	$12,252	$18,473	$9,786
Distribution channel	30	22,055	3,492	22,055	2,757
Policies in force—Life/Annuity	7	4,127	2,241	4,127	1,912
Medicare Part D:
Membership base	10	138,000	3,795	—	—
Trademarks/tradenames	9	18,000	550	—	—
Licenses	15	5,000	92	—	—
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	7,542	15,381	5,428
Provider contracts	10	15,539	3,853	15,539	2,244
Non-compete	7	1,4251	121	—	—
Senior Administrative Services:
Administrative service contracts	6	7,671	7,526	7,671	7,399
Hospital network contracts	10	1,797	1,093	1,797	780

Total	17	$256,075	$42,557	$85,043	$30,306

        The following table shows the changes in the amortizing intangible assets:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$54,738	$50,724	$60,804
Additions and adjustments	171,031	12,081	(3,173)
Amortization, net of interest	(12,251)	(8,067)	(6,907)

Balance, end of year	$213,518	$54,738	$50,724

        See Note 23—Business Combinations for a discussion of the acquisitions that gave rise to the additions during 2007. During the first quarter of 2006, Heritage acquired an additional interest in the earnings of one of its risk pools, effective as of January 1, 2006, for $12.1 million. The purchase price was allocated to the amortizing intangible asset—Provider Contracts and represents the present value of the estimated future cash flows related to the additional interest, and will be amortized over ten years. The adjustments in 2005 relate to changes in the valuation of the amortizing intangible assets from the acquisition of Heritage.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

        Estimated future net amortization expense (in thousands) is as follows:

2008	$23,639
2009	23,260
2010	22,470
2011	20,504
2012	20,341
Thereafter	103,304

$213,518

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2006	Additions	Adjustments	December 31, 2007
	(In thousands)
Traditional Insurance:
Goodwill	$3,893	$—	$—	$3,893
Other	4,867	—	—	4,867

Subtotal—Traditional Insurance	8,760	—	—	8,760
Medicare Part D—Goodwill	—	520,764	—	520,764
Senior Managed Care—Medicare Advantage:
Goodwill	53,052	14,876	—	67,928
Other	5,163	—	—	5,163

Subtotal—Senior Managed Care—Medicare Advantage	58,215	14,876	—	73,091
Senior Administrative Services—Goodwill	4,357	—	—	4,357

Total	$71,332	$535,640	$—	$606,972

        Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Medicare Part D was the result of the acquisition of MemberHealth and the addition of goodwill for Senior Managed Care—Medicare Advantage was the result of the acquisition of Harmony and an additional ownership share in the interest of Golden Triangle Physician Alliance, a Heritage Subsidiary, in SelectCare of Texas, LLC. For a full discussion of these acquisitions see Note 23—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$34,510	$378	$(2)	$34,886
Government sponsored agencies	95,975	2,750	—	98,724
Other political subdivisions	5,558	34	(57)	5,536
Corporate debt securities	431,002	7,772	(6,633)	432,141
Foreign debt securities	29,363	472	(194)	29,641
Mortgage-backed and asset-backed securities	528,973	4,494	(9,546)	523,921

	$1,125,381	$15,900	$(16,432)	$1,124,849

	December 31, 2006
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$35,278	$6	$(323)	$34,961
Government sponsored agencies	76,891	298	(657)	76,532
Other political subdivisions	3,146	4	(87)	3,063
Corporate debt securities	431,455	7,739	(4,424)	434,770
Foreign debt securities	32,120	427	(359)	32,188
Mortgage-backed and asset-backed securities	531,433	2,904	(3,765)	530,572

	$1,110,323	$11,378	$(9,615)	$1,112,086

        The amortized cost and fair value of fixed maturities at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$79,481	$80,065
Due after 1 year through 5 years	312,022	319,343
Due after 5 years through 10 years	154,747	153,931
Due after 10 years	50,158	47,589
Mortgage and asset-backed securities	528,973	523,921

	$1,125,381	$1,124,849

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

        The fair value and unrealized loss as of December 31, 2007 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
Classification	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$448	$1	$3,845	$58	$4,293	$59
Corporate debt	71,117	2,563	79,711	4,070	150,828	6,633
Foreign debt securities	6,898	54	8,659	140	15,557	194
Mortgage-backed and asset-backed securities	114,361	7,001	113,230	2,545	227,591	9,546

Total fixed maturities	$192,824	$9,619	$205,445	$6,813	$398,269	$16,432

        Fixed maturity securities in an unrealized loss position were diversified, representing 295 different securities as of December 31, 2007. Collectively, the unrealized loss for these securities was less than 4% of their amortized cost. The fair value for these securities was approximately 97% of their par value. Individually, the amortized cost for approximately 89% of these securities was greater than 90% of its respective fair value.

        The group of securities in an unrealized loss position for less than twelve months was comprised of 127 securities. Collectively, the unrealized loss for the securities in this group was 5% of their amortized cost. The fair value for the securities in this group was 96% of their par value. The majority of the securities in the group are depressed due to the deterioration of value in the mortgage-backed security market and related businesses.

        The group of securities depressed for twelve months or more was comprised of 168 securities. Collectively, the unrealized loss for the securities in this group was approximately 3% of their amortized cost. The fair value for the securities in this group was 98% of their par value. Individually, the amortized cost for approximately 89% of these securities was greater than 90% of its respective fair value. Mortgage and asset-backed securities, which is comprised primarily of obligations of federal agencies, represents approximately 57% of the total fair value for the more than twelve month group. Corporate debt securities represent approximately 39% of the total fair value of the more than twelve month group. There were eleven corporate debt securities with a market value less than 90% of amortized cost with a combined unrealized loss of $1.9 million. The majority of the securities in the group are depressed due to the deterioration of value in the mortgage-backed security market and related businesses, subprime securities in particular. Subprime securities in the portfolio represented $1.2 million of the $2.5 million unrealized loss on the 12 months or longer mortgage-backed securities A description of the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

        As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and recorded an other than temporary decline in the value of certain of our securities with exposure to subprime mortgages totaling $41.0 million. We concluded that there were no additional other-than-temporary impairments as of December 31, 2007 and none were recorded at December 31, 2006.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

  Subprime Residential Mortgage Loans

        The Company holds securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates (generally referred to as 'teaser rates'), and relaxed underwriting standards for some originators of subprime loans has recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of December 31, 2007, the Company held subprime securities with par values of $147 million, an amortized cost of $106 million and a market value of $100 million representing approximately 6% of our cash and invested assets, with collateral comprising substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average S&P rating of AA+. None of these securities have experienced credit downgrades, although twelve securities with an amortized cost of approximately $47 million have been placed on negative credit watch. The following table presents the Company's exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Market Value	Gain/(loss)
	(In thousands)
2003	$6,924	$6,619	$(305)
2004	3,986	3,634	(352)
2005	31,325	27,676	(3,649)
2006	47,859	47,814	(45)
2007	16,289	14,641	(1,648)

Totals	$106,383	$100,384	$(5,999)

        The Company continuously reviews its subprime holdings stressing multiple variables, including cash flows, prepayment speeds, default rates and loss severity, comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all holdings to varying degrees. The Company expects delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. The Company has recognized an other than temporary impairment on certain 2006 and 2007 vintage year holdings, resulting in a pre-tax realized loss on investment of $41 million. Eleven of the fourteen securities requiring an other than temporary impairment are on negative credit watch. The Company utilizes a third party pricing service to provide market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has been the case with the Company's subprime holdings recently. The Company continues to review the estimated fair values indicated by pricing provided by the third party pricing service and anticipates that there will be further impairments on these securities in the first quarter, as prices have continued to decline since December 31, 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

        The components of the change in unrealized gains and losses for fixed maturity securities included in the consolidated statements of stockholders' equity are as follows:

	2007	2006	2005
	(In thousands)
Change in net unrealized gains and losses:
Fixed maturities	$(2,295)	$(6,772)	$(29,758)
Other invested assets	(8)	26	(27)
Adjustment relating to deferred policy acquisition costs	(670)	2,160	6,511

Change in net unrealized losses before income tax	(2,973)	(4,586)	(23,274)
Income tax benefit	1,040	1,605	8,146

Change in net unrealized losses	$(1,933)	$(2,981)	$(15,128)

        The details of net investment income are as follows:

	2007	2006	2005
	(In thousands)
Investment Income:
Fixed maturities	$62,090	$59,013	$54,564
Cash and cash equivalents	44,428	15,315	5,413
Policy loans	1,342	1,332	1,603
Other	1,095	1,350	1,555

Gross investment income	108,955	77,010	63,135
Investment expenses	(1,985)	(1,551)	(1,687)

Net investment income	$106,970	$75,459	$61,448

        There were no non-income producing fixed maturity securities for the years ended December 31, 2007, 2006 or 2005.

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2007	2006	2005
	(In thousands)
Realized gains:
Fixed maturities	$324	$3,860	$6,154
Other	2,073	1,186	505

Total realized gains	2,397	5,046	6,659

Realized losses:
Fixed maturities	(41,641)	(184)	(1,587)
Equity securities and other invested assets	(934)	(44)	(28)

Total realized losses	(42,575)	(228)	(1,615)

Net realized (losses) gains	$(40,178)	$4,818	$5,044

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

        As of December 31, 2007, the Company recognized other than temporary impairments in the value of certain of its securities with exposure to subprime mortgages totaling $41.0 million. The Company did not write down the value of any fixed maturity securities during 2006 or 2005.

        At December 31, 2007 and 2006, the Company held unrated or less-than-investment grade corporate debt securities as follows:

	2007	2006
	(In thousands)
Carrying value (estimated fair value)	$19,286	$13,372

Percentage of total assets	0.5%	0.5%

        The holdings of less-than-investment grade securities are diversified and the largest investment in any one such security was $6.6 million, or 0.2% of total assets at December 31, 2007, and $7.3 million, or 0.3% of total assets at December 31, 2006.

        Included in fixed maturities were investments held by various states as security for the policyholders of the Company within such states with carrying values of $41.6 million at December 31, 2007 and $43.4 million at December 31, 2006.

5. INCOME TAXES

        The parent holding company files a consolidated return for federal income tax purposes that includes all of the non-life insurance company subsidiaries, including Heritage. American Exchange and its subsidiaries file a separate consolidated federal income tax return.

        The Company's federal and state income tax expense (benefit) for continuing operations is as follows:

	2007	2006	2005
	(In thousands)
Current—United States	$66,074	$26,865	$5,741
Deferred—United States	(17,520)	5,745	16,885

Total tax expense	$48,554	$32,610	$22,626

        A reconciliation of the "expected" tax expense at 35% with the Company's actual tax expense applicable to operating income before taxes reported in the Consolidated Statements of Operations for continuing operations is as follows:

	2007	2006	2005
	(In thousands)
Expected tax expense	$46,419	$32,814	$23,234
State taxes	2,295	2,465	808
Change in valuation allowance	—	(2,736)	(1,672)
Other, net	(160)	67	256

Actual tax expense	$48,554	$32,610	$22,626

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        In addition to federal and state income tax, the Company's insurance company subsidiaries are subject to state premium taxes, which are included in other operating costs and expenses in the consolidated statements of operations.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Reserves for future policy benefits	$8,033	$11,091
Loss carryforwards	5,072	174
Asset valuation differences	40,925	—
Deferred revenues	351	427
Tax credit carryforwards	—	1,794
Other	—	1,404

Total gross deferred tax assets	54,381	14,890
Less valuation allowance	(3,144)	(213)

Net deferred tax assets	51,237	14,677

Deferred tax liabilities:
Deferred policy acquisition costs	(6,882)	(13,729)
Present value of future profits	(70,900)	(14,331)
Asset valuation differences	—	(5,174)
Unrealized gains on investments	36	(1,016)
Other	(2,178)	—

Total gross deferred tax liabilities	(79,924)	(34,250)

Net deferred tax liability	$(28,687)	$(19,573)

        At December 31, 2007, the Company (exclusive of American Exchange and its subsidiaries) had net operating loss carryforwards of approximately $6.0 million that expire in 2025.

        The Company establishes valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. The Company carried valuation allowances on its deferred tax assets of $3.1 million at December 31, 2007 and $0.2 million at December 31, 2006. During 2007, the Company established a deferred tax asset of $2.9 million for state net operating loss carry forwards; concurrently, a valuation allowance of $2.9 million also was established.

        The Company established a valuation allowance in the amount of $3.2 million during 2004 that was reported as a deferred income tax expense to bring the total allowance for capital loss carryforwards to $3.7 million. Portions of the valuation allowance were released and reported as a deferred income tax benefit as capital gains were generated and the Company was able to realize the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

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

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48") that provides criteria for recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted FIN 48 on January 1, 2007. The Company has no material uncertain tax positions and no cumulative adjustment was required or recorded as a result of the implementation of FIN 48. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense when incurred. No material interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statue is extended by mutual consent. The Company has not entered into any agreement to extend the statute of limitations of any federal or state tax return for any jurisdiction. Consequently, federal tax returns for the years ending December 31, 2004 through 2007 are open. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        Currently, the Company's 2005 federal tax return is under examination by the Internal Revenue Service. While no adjustments have yet been proposed that would impact any unrecognized tax benefits, it is reasonably possible that a change may occur within the next twelve months. It is not possible to determine the range of this possible adjustment.

6. STOCKHOLDERS' EQUITY

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

our common stock at the applicable conversion price. The number of shares of common stock into which one share of the Series B Preferred Stock shall be convertible shall be determined by dividing (A) the preferred share price by (B) the conversion price in effect at the time of conversion.

        At December 31, 2007, there were 47,105 shares of Series A preferred stock outstanding and 127,895 share of Series B preferred stock outstanding, all of which were issued in connection with raising cash to fund the MemberHealth acquisition and to provide Universal American with capital to support its organic growth. See Note 23 of Notes to Consolidated Financial Statements for additional information. There were no such shares issued or outstanding at December 31, 2006.

  Common Stock—Voting

        The Company has 200 million shares of common stock, par value $0.01 per share, authorized for issuance. Changes in the number of shares of common stock issued were as follows:

Years ended December 31,	2007	2006	2005
Common stock outstanding, beginning of year year year	59,890,500	59,042,685	55,326,092
Equity offering	—	—	2,660,000
Stock issued in connection with MemberHealth Acquisition	14,175,000	—	—
Stock options exercised	861,633	827,075	954,684
Agent stock award	2,801	16,040	73,512
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	22,243	4,700	28,397

Common stock outstanding, end of year	74,952,177	59,890,500	59,042,685

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

  Treasury Stock

        At December 31, 2007, the Company had 984,472 shares of common stock available to purchase pursuant to share repurchase program approved by the Company's Board of Directors in November

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

2005. (See Note 25—Subsequent Events for details of the revised share repurchase program approval by the Company's Board of Directors in February 2008.) Changes in treasury stock were as follows:

	For the year ended December 31,
	2007			2006
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	712,868	$10,626	$14.91	751,473	$11,240	$14.96
Shares repurchased	—	—	—	16,296	207	12.69
Shares distributed in the form of employee bonuses	(427,323)	(6,368)	22.44	(54,901)	(821)	15.34

Treasury stock, end of period	285,545	$4,258	$14.91	712,868	$10,626	$14.91

  Additional Paid In Capital

        In 1999, the Company provided loans to certain members of management to purchase shares of common stock. The loans totaled $1.0 million at inception and were accounted for as a reduction of additional paid in capital in the financial statements. Through December 31, 2007, $1.0 million has been repaid. Repayments are reported as an increase to additional paid in capital.

  Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows:

As of December 31,	2007	2006
	(In thousands)
Net unrealized (depreciation) appreciation on investments	$(533)	$1,769
Deferred acquisition cost adjustment	225	895
Foreign currency translation gains	485	233
Fair value of cash flow swap	(279)	—
Deferred tax	36	(1,014)

Total accumulated other comprehensive (loss) income	$(66)	$1,883

7. STOCK BASED COMPENSATION

  1998 Incentive Compensation Plan

        On May 28, 1998, the Company's shareholders approved the 1998 Incentive Compensation Plan (the "1998 ICP"). The 1998 ICP superseded the Company's 1993 Incentive Stock Option Plan. Options previously granted under the Company's Incentive Stock Option Plan will remain outstanding in accordance with their terms and the terms of the respective plans. The 1998 ICP provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property ("Awards").

        The total number of shares of the Company's Common Stock reserved and available for delivery to participants in connection with Awards under the 1998 ICP, as amended, is (i) 9.0 million, plus

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

(ii) the number of shares of Common Stock subject to awards under Preexisting Plans that become available (generally due to cancellation or forfeiture) after the effective date of the 1998 ICP, plus (iii) 13% of the number of shares of Common Stock issued or delivered by the Corporation during the term of the 1998 ICP (excluding any issuance or delivery in connection with Awards, or any other compensation or benefit plan of the Corporation), provided, however, that the total number of shares of Common Stock with respect to which incentive stock options ("ISOs") may be granted shall not exceed 1.5 million. On August 23, 2007, the Company's shareholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 1998 ICP by 5.0 million shares. As of December 31, 2007, a total of 19.3 million shares were eligible for grant under the plan of which 6.4 million shares were reserved for delivery under outstanding options awarded under the 1998 ICP, 5.3 million shares had been issued pursuant to previous awards and 7.6 million shares were reserved for issuance under future Awards at December 31, 2007.

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

  Employee Stock Awards

        In accordance with the 1998 ICP, the Company may grant stock to its officers and non-officer employees. These grants vest upon issue. The non-officer grants are expensed over the year for which the award relates. The Company granted awards to non-officer employees of 344 shares with a fair value of $22.90 per share for 2007 in January 2008, 196 shares with a fair value of $18.56 per share for 2006 in January 2007, and 1,156 shares with a fair value of $15.08 per share for 2005 in January 2006.

  Restricted Stock Awards

        Executive officers may be granted restricted stock in connection with their bonuses. This restricted stock vests ratably over four years. Restricted stock awards are valued equal to the market price of the Company's common stock on the date of grant and are generally issued out of treasury shares. Compensation expense for restricted stock awards is recognized on a straight line basis over the vesting period. In 2007, executive officers were awarded 86,627 shares with a fair value of $18.47 per share for 2006 performance and in 2006 they were awarded 53,745 shares with a fair value of $15.35 per share for 2005 performance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

        A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2007, and changes during the three years then ended, is presented below:

	2007		2006		2005
Nonvested Restricted Stock	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Nonvested at beginning of year	149	$12.60	157	$12.05	117	$8.64
Granted	427	22.44	54	15.35	72	15.88
Vested	(58)	12.12	(51)	11.05	(32)	8.35
Forfeited	—	—	(11)	11.78	—	—

Nonvested at end of year	518	$21.06	149	$13.60	157	$12.05

        The total fair value of shares of restricted stock vested during the year ended December 31, 2007 was $1.1 million. The total fair value of shares of restricted stock vested during 2006 was $0.8 million and the total fair value of shares of restricted stock vested during 2005 was $0.5 million.

  Agents' Stock Purchase Plan

        Qualifying agents of the Insurance Subsidiaries can purchase shares of the Company's common stock pursuant to the Company's Agents Stock Purchase Plan ("ASPP"). Shares are purchased on the open market at fair value; accordingly, no expense is recognized. Through the ASPP, agents purchased 1,600 shares at a weighted average price of $18.86 per share in 2007, 4,700 shares at a weighted average price of $14.38 per share in 2006, and 3,200 shares at a weighted average

  Agents' Deferred Compensation Plan

        The Company also offers shares of Common Stock for sale to its agents pursuant to the Company's Deferred Compensation Plan for Agents ("DCP"). Under the DCP, agents may elect to defer receipt between 5% and 100% of their first year commission, which deferral will be matched by a contribution by the Company, initially set at 25% of the amount of the deferral, up to a maximum of 5% of the agent's commissions. Both the agent's participation in the DCP and the Company's obligation to match the agent's deferral are subject to the agent satisfying and continuing to satisfy minimum earning, production and persistency standards. Shares are sold under the plan at market price and, accordingly, no expense is recognized, except for the fair value of the shares representing the Company match on the date of the contribution to the DCP. Agents deferred commissions amounted to $0.3 million in 2007, $0.2 million in 2006, and $0.5 million in 2005.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

        Compensation costs for share-based payments to employees and non-employee directors under the fair value method prior to the adoption of FAS 123-R by the Company are not reflected in the financial statements of those periods. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to 2005.

(In thousands, except per share amounts)	Year ended December 31, 2005
Reported net income	$53,876
Add back: Stock-based compensation expense included in reported net income, net of tax	1,331
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,099)

Pro forma net income	$52,108

Net income per share:
Basic, as reported	$0.94
Basic, pro forma	$0.91
Diluted, as reported	$0.91
Diluted, pro forma	$0.88

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2007	2006
Risk free interest rates	4.01%–5.16%	3.12%–5.28%
Dividend yields	0.0%	0.0%
Expected volatility	35.39%–42.53%	40.00%–47.23%
Expected lives of options (in years)	3.0–6.0	3.0–9.0

        A summary of the status of the Company's stock option plans during the three years ended December 31, 2007 and changes during the years ending on those dates is presented below:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding—beginning of year	4,325	$7.73	4,823	$6.81	5,180	$5.19
Granted	2,356	21.15	439	15.36	732	16.90
Exercised	(861)	10.18	(827)	5.57	(955)	5.78
Terminated	(144)	16.37	(110)	11.55	(134)	6.56

Outstanding—end of year	5,676	$12.71	4,325	$7.73	4,823	$6.81

Options exercisable at end of year	3,395	$7.21	3,632	$6.40	3,369	$5.33

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

        The weighted average remaining contractual term for the options outstanding was 4.0 years at December 31, 2007 and 2006. The weighted average remaining contractual term for the options exercisable was 2.9 years at December 31, 2007. The aggregate intrinsic value of options outstanding at December 31, 2007 was approximately $73.2 million. The aggregate intrinsic value of options exercisable at December 31, 2007 was $62.4 million.

        The total intrinsic value of options exercised during the year ended December 31, 2007 was $10.2 million and was $9.9 million for 2006. As of December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $15.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

        Cash received from the exercise of stock options was $8.8 million for the year ended December 31, 2007, was $4.6 million for 2006 and was $5.5 million for 2005. FAS 123-R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. The amount of financing cash flows recognized for such excess tax deductions was $5.8 million for the year ended December 31, 2007. The amount of operating cash flows recognized for such excess tax deductions was $1.9 million for 2006 and was $2.9 million for 2005.

        A summary of the weighted average fair value of options granted during the three years ended December 31, 2007 is presented below:

	2007		2006		2005
	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value	Options	Weighted- Average Fair Value
	(In thousands)		(In thousands)		(In thousands)
Above market	18	$4.47	28	$5.38	298	$4.94
At market	2,338	7.94	411	4.37	434	7.50
Below market	—	—	—	—	—	—

Total granted	2,356	$7.91	439	$5.32	732	$6.46

        The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2007	Weighted- Average Exercise Price
	(In thousands)			(In thousands)
$1.88–3.12	334	0.5 years	$2.53	334	$2.53
3.15	1,148	1.6 years	3.15	1,148	3.15
3.25–14.71	1,287	4.0 years	7.01	1,220	6.72
15.50–19.59	1,556	4.3 years	17.59	686	16.98
20.53–23.83	1,351	6.5 years	23.13	7	23.17

$1.88–23.83	5,676	4.0 years	$12.71	3,395	$7.21

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

        A summary of the activity relating to the options awarded by the Company for employees, directors and agents is as follows:

	Employees	Directors	Agents & Others	Total	Range of Exercise Prices
	(In thousands)
Balance, January 1, 2005	4,266	313	601	5,180
Granted	383	51	298	732	$15.61–$22.67
Exercised	(569)	(17)	(369)	(955)	$2.00–$19.21
Terminated	(112)	—	(22)	(134)	$3.15–$15.88

Balance, December 31, 2005	3,968	347	508	4,823
Granted	349	62	28	439	$13.75–$19.25
Exercised	(710)	(12)	(105)	(827)	$1.88–$15.88
Terminated	(88)	(9	(13)	(110)	$3.15–$19.21

Balance, December 31, 2006	3,519	388	418	4,325
Granted	2,213	126	17	2,356	$15.07–$23.83
Exercised	(550)	(77)	(234)	(861)	$2.00–$19.21
Terminated	(102)	(19)	(23)	(144)	$7.40–$22.67

Balance, December 31, 2007	5,080	418	178	5,676

Vested, December 31, 2007	2,985	253	157	3,395

  Options Granted to Employees

        Options are generally granted to eligible employees at a price not less than the market price of the Company's common stock on the date of the grant. Option shares may be exercised subject to the terms prescribed by the individual grant agreement. During 2007, there were 1,116,000 options issued to management in connection with the management bonus, 116,750 issued for new employees, and 980,500 issued in connection with the acquisition of MemberHealth. During 2006, there were approximately 307,000 options issued to management in connection with the management bonus and 42,000 issued for new employees. During 2005, there were approximately 296,000 options issued to management in connection with the management bonus and 87,000 issued for new employees. Vested options must be exercised not later than the expiration date of the option, or earlier, following termination of employment. Prior to September 2005, options issued to employees had a term of ten years. Options issued to employees after August 2005 have a term ranging from 5 to 7 years. These awards are made at a price equal to or greater than market on the date of grant; therefore, no compensation cost was recognized for such awards prior to 2006. Total expense relating to the above plans was $4.2 million for the year ended December 31, 2007 and $2.3 million for the year ended December 31, 2006.

  Stock Options Issued to Directors

        Directors of the Company are eligible for options under the 1998 ICP. The 1998 ICP provides that unless otherwise determined by the Board, each non-employee director would be granted an option to purchase 4,500 shares of Common Stock upon approval of the 1998 ICP by shareholders or, as to directors thereafter elected, his or her initial election to the Board, and at each annual meeting of shareholders starting in 1999 at which he or she qualifies as a non-employee director. Effective

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

October 1, 2005, the annual grant of stock options to non-employee directors of the Board was increased to 5,000, and effective March 26, 2007, the annual grant was increased to 10,000. A pro-rata award of 333 options was granted to each non-employee director on October 1, 2005. The 1998 ICP also provides that the non-employee directors for American Progressive and PennCorp Life Canada would be granted an option to purchase 1,500 shares of Common Stock at each annual meeting. During 2007, there were approximately 126,000 options issued to directors. During 2006, there were approximately 62,000 options issued to directors. Unless otherwise determined by the Board, such options will have an exercise price equal to 100% of the fair market value per share on the date of grant and will become exercisable in three equal installments after each of the first, second and third anniversaries of the date of grant based on continued service as a director. These are made at a price equal to market; therefore, no compensation expense was recognized for such awards prior to 2006. Total expense relating to the above plans was $0.3 million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2006.

  Stock Option and Stock Award Plans for Agents

        Options may be awarded to agents based on production pursuant to the 1998 ICP. These options vest in equal installments over a two year period and expire five years from the date of grant. The exercise prices are set at between 110% and 125% of the fair market value of Universal American common stock on the date of the award. During 2007 independent agents were awarded approximately 17,250 options with a weighted average exercise price of $23.30 per share for 2006 sales performance. During 2006 independent agents were awarded approximately 28,000 options with a weighted average exercise price of $19.25 per share for 2005 sales performance. During 2005, independent agents were awarded approximately 244,000 options and independent agents were awarded approximately 54,000 options with a weighted average exercise price of $17.44 per share for 2004 sales performance.

        The Company also granted awards of common stock to qualifying career agents for performance through 2004. These shares vest after two years. During 2005, career agents were awarded stock grants of approximately 25,000 shares with a fair value of 15.37 for 2004 sales performance. During 2005, career agents were awarded stock grants of approximately 36,000 shares with a fair value of $9.71 per share for 2003 sales performance.

        Beginning in 2005, the Company began granting awards of common stock to certain other qualifying agents. These awards vest over five years. During 2007, the qualifying agents were awarded stock grants of approximately 5,447 shares with a fair value of $18.62 per share for 2006 sales performance. During 2006, the qualifying agents were awarded stock grants of approximately 17,000 shares with a fair value of $16.07 per share for 2005 sales performance. During 2005, the qualifying agents were awarded stock grants of approximately 18,000 shares with a fair value of $23.17 per share for 2004 sales performance.

        The fair values of the awards are expensed over the vesting period of each award. Total expense relating to the above plans was $0.3 million for the year ended December 31, 2007, $0.9 million for 2006, and $1.7 million for 2005.

8. STATUTORY FINANCIAL DATA

        The insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STATUTORY FINANCIAL DATA (Continued)

are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $486.1 million at December 31, 2007 and $242.9 million at December 31, 2006. For the year ended December 31, 2007, the insurance subsidiaries generated statutory net income of $114.6 million. For the year ended December 31, 2006, the insurance subsidiaries generated a statutory net income of $29.3 million. The insurance subsidiaries generated statutory net loss of $1.8 million for the year ended December 31, 2005. The growth in statutory net income in 2007 over 2006 is due, in large part, to the acquisition of MemberHealth, which generated statutory net income of $42.8 million for the period from September 21, 2007 through December 31, 2007.

        Our health plan affiliates are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2007, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level". The statutory capital and surplus for our health plan affiliates was $64.3 million at December 31, 2007 and $44.0 million at December 31, 2006. Statutory net income for our health plan affiliates was $15.3 million for the year ended December 31, 2007, $17.3 million for the year ended December 31, 2006 and $9.6 million for the year ended December 31, 2005.

9. ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES

        Activity in the accident & health policy and contract claim liability is as follows:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$201,811	$107,156	$86,513
Less reinsurance recoverables	(54,615)	(29,258)	(27,655)

Net balance at beginning of year	147,196	77,898	58,858

Balances acquired	280,982	—	—
Incurred related to:
Current year	1,874,959	866,318	522,631
Prior years	(1,485)	(628)	2,373

Total incurred	1,873,474	865,690	525,004
Paid related to:
Current year	1,463,482	720,901	454,580
Prior years	157,561	75,491	51,384

Total paid	1,621,043	796,392	505,964

Net balance at end of year	680,609	147,196	77,898
Plus reinsurance recoverables	56,580	54,615	29,258

Balance at end of year	$737,189	$201,811	$107,156

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCIDENT AND HEALTH POLICY AND CONTRACT CLAIM LIABILITIES (Continued)

        During 2007, the claim reserve balances at December 31, 2006 ultimately settled for $1.5 million less than originally estimated, representing 0.2% of the incurred claims recorded in 2006. During 2006, the claim reserve balances at December 31, 2005 ultimately settled during 2006 for $0.6 million less than originally estimated, representing 0.1% of the incurred claims recorded in 2005. During 2005, the claim reserve balances at December 31, 2004 ultimately settled during 2005 for $2.4 million more than originally estimated, representing 0.6% of the incurred claims recorded in 2004. This unfavorable development related primarily to higher than anticipated claims for the Medicare supplement business in the Traditional Insurance segment.

10. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$262,144	$243,300	$184,982
Capitalized costs, net of reinsurance commissions and allowances	55,070	87,810	105,358
Adjustment relating to unrealized gains (losses) on fixed maturities	(670)	2,160	6,511
Amortization	(71,033)	(71,126)	(53,551)

Balance, end of year	$245,511	$262,144	$243,300

        The increase in amortization during 2007 and 2006 as compared to 2005 is primarily due to an increase in lapsation of Medicare supplement policies. The decrease in the amount of acquisition costs capitalized during 2007 and 2006 is primarily related to the decrease in new Medicare supplement and annuity business written during the year, resulting in lower commissions and acquisition costs incurred.

11. REINSURANCE

        In the normal course of business, the Company reinsures portions of certain policies that it underwrites. The Company enters into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, the Company is party to various reinsurance agreements on its life and accident and health insurance risks. The Company's traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, the Company pays the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses the Company that same percentage of any losses. In addition, the reinsurer pays the Company certain allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly- renewable term basis. The Company also uses excess of loss reinsurance agreements for certain policies whereby the Company limits its loss in excess of specified thresholds. The Company's quota share coinsurance agreements are generally subject to cancellation on 90 days notice

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

as to future business, but policies reinsured prior to such cancellation remain reinsured as long as they remain in force.

        The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company is obligated to pay claims in the event that any reinsurer to whom the Company has ceded an insured claim fails to meet its obligations under the reinsurance agreement.

        The Company has several quota share reinsurance agreements in place with General Re Life Corporation ("General Re"), Hannover Life Re of America ("Hannover") and Swiss Re Life & Health America ("Swiss Re"), (collectively, the "Reinsurers"), which Reinsurers are rated A or better by A.M. Best. These agreements cover various insurance products, primarily Medicare supplement, long term care and senior life policies, written or acquired by the Company and contain ceding percentages ranging between 15% and 100%. Effective January 1, 2004, the Company's retention on all new Medicare supplement business was 100%. Therefore, the Company no longer reinsures new Medicare supplement business.

        The Prescription PathwaySM PDPs sponsored by subsidiaries of Universal American are reinsured, on a 50% coinsurance funds withheld basis, to PharmaCare Re. During 2007, there was approximately $255.3 million of premium ceded as a result of this agreement. Pennsylvania Life also assumes, on a 33.3% quota share basis, risks of an unaffiliated prescription drug plan. The contract for the 33.3% assumed business will be terminated as of January 1, 2008, however, under the termination provisions of the contract, Pennsylvania Life will receive an amount equal to two years of the reinsurance profits generated by the block of business.

        During the third quarter of 2005, the Company commenced a new reinsurance arrangement with PharmaCare Re. Under the terms of the agreement, the Company provides an insured drug benefit for the employees of the State of Connecticut. The agreement is renewable annually by the State of Connecticut. The risk is reinsured to PharmaCare Re under a 100% quota share contract. Amounts recoverable from PharmaCare Re are supported by a letter of credit equal to the total unpaid claims and claim reserves for this business, but no less than $35.0 million. The Company currently receives an underwriting fee of 1.5% of premium. During 2007, there was approximately $325.0 million of both direct and ceded premium as a result of this agreement. During 2006, there was approximately $292.8 million of both direct and ceded premium as a result of this agreement.

        During 2007, we ceded premiums of $580.3 million to PharmaCare Re, $67.8 million to General Re, $58.8 million to Hannover and $12.2 million to Swiss Re, representing 15%, 2%,2% and .3% respectively of our total direct and assumed premiums. During 2006, we ceded premiums of $530.2 million to PharmaCare Re, $80.5 million to General Re, $74.1 million to Hannover and $12.4 million to Swiss Re, representing 28%, 4%, 4% and 1% respectively of our total direct and assumed premiums. During 2005, we ceded premiums of $96.2 million to General Re, $90.6 million to Hannover, and $12.0 million to Swiss Re, representing 9%, 8% and 1%, respectively, of our total direct and assumed premiums.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

        Amounts recoverable from all our reinsurers were as follows:

	2007	2006
	(In thousands)
Reinsurer
PharmaCare Re	$65,512	$93,513
General Re	85,899	84,982
Hannover	59,579	63,003
Swiss Re	23,769	20,751
Other	51,667	31,101

Total	$286,426	$293,350

        At December 31, 2007, the total amount recoverable from reinsurers of $286.4 million included $238.7 million recoverable on future policy benefits and unpaid claims, $13.6 million in funds held and $34.1 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2006, the total amount recoverable from reinsurers of $293.4 million included $267.1 million recoverable on future policy benefits and unpaid claims, $14.3 million in funds held and $11.9 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

        A summary of reinsurance is presented below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Premiums
Life insurance	$74,431	$73,437	$71,496
Accident and health	3,603,318	1,810,142	1,017,361

Total gross premiums	3,677,749	1,883,579	1,088,857

Ceded to other companies
Life insurance	(20,340)	(17,055)	(17,298)
Accident and health	(755,927)	(701,569)	(331,705)

Total ceded premiums	(776,267)	(718,624)	(349,003)

Assumed from other companies
Life insurance	3,693	4,364	5,628
Accident and health	36,244	27,823	26,480

Total assumed premium	39,937	32,187	32,108

Net amount
Life insurance	57,784	60,746	59,826
Accident and health	2,883,635	1,136,396	712,136

Total net premium	$2,941,419	$1,197,142	$771,962

Percentage of assumed to net premium
Life insurance	6%	7%	9%
Accident and health	1%	2%	4%
Total assumed to total net	1%	3%	4%
Claims recovered	$695,158	$657,565	$321,412

	As of December 31,
	2007	2006	2005
	(In thousands)
Life insurance in force
Gross amount	$2,962,286	$3,003,885	$3,619,973
Ceded to other companies	(853,767)	(793,966)	(761,730)
Assumed from other companies	80,692	92,083	109,353

Net amount	$2,189,211	$2,302,002	$2,967,596

Percentage of assumed to net in force	4%	4%	4%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REINSURANCE (Continued)

12. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility (the "2007 Credit Facility") consisting of a $350 million term loan and a $150 million revolver (See Note 23—Business Combinations). A portion of the proceeds from the refinancing was used to repay in full the amounts outstanding on its previous credit facility and revolving credit facility. Interest under the 2007 Credit Facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, the Company currently pays a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. In accordance with the credit agreement for the 2007 Credit Facility, the spread and fee are determined based on the Company's consolidated leverage ratio. Effective December 31, 2007, the interest rate on the term loan portion of the 2007 Credit Facility was 5.63%. The Company had not drawn on the revolving loan facility as of the date of this report. As a result of the value to be received pursuant to the settlement agreement discussed in Note 24—Subsequent Events, the Company will prepay $25 million of principal under the new facility in April 2008, under an approved waiver.

        Our obligations under the 2007 Credit Facility are guaranteed by our subsidiaries, Heritage Health Systems, Inc. and MemberHealth LLC and if, and only if, a rating condition exists whereby the Company is either no longer rated by S&P or such rating falls below BBB-, this facility would be secured by substantially all of the assets of each of the Guarantors. In March 2008, S&P placed a rating of BB+ on the Company that triggered this added security requirement.

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

        Under the terms of the 2007 Credit Facility, we are required to make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the 2007 Credit Facility as of December 31, 2007, excluding the $25 million prepayment discussed above:

2007 Credit Facility (in thousands)
2008	$3,500
2009	3,500
2010	3,500
2011	3,500
2012	335,125

$349,125

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows for interest payments on a total notional amount of $250 million of our 2007 Credit Facility. In entering the swap with Citibank, N.A., we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.14% locked in base rate. In entering the swap with Calyon Corporate

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LOAN PAYABLE (Continued)

and Investment Bank, we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.13% locked in based rate. (See Note 14—Derivative Instrument—Cash Flow Hedge).

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

  Principal and Interest Payments

        The Company made regularly scheduled principal payments of $3.5 million during the year ended December 31, 2007, $5.3 million during 2006, and $5.3 million during 2005 in connection with its credit facilities. The Company repaid the $87.9 million balance outstanding on its Amended Credit Facility in connection with the refinancing noted above. The Company paid interest of $9.9 million during 2007, $6.9 million during 2006, and $5.5 million during 2005 in connection with its credit facilities.

        The following table sets forth certain summary information with respect to total borrowings of the Company:

	As of December 31,		Year Ended December 31,
	Amount Outstanding	Interest Rate	Maximum Amount Outstanding	Weighted Average Amount Outstanding(1)	Weighted Average Interest Rate(2)
	(In thousands)		(In thousands)	(In thousands)
2007	$349,125	5.63%	$350,000	$163,571	6.50%

2006	$90,563	7.61%	$95,813	$93,820	7.31%

2005	$95,813	6.64%	$101,063	$99,081	5.53%

(1)
The average amounts of borrowings outstanding were computed by determining the arithmetic average of the months' average outstanding borrowings.

(2)
The weighted-average interest rates were determined by dividing interest expense related to total borrowings by the average amounts outstanding of such borrowings.

13. OTHER LONG TERM DEBT

        The Company has formed separate statutory business trusts (the "Trusts"), which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures of the Company (the "Junior Subordinated Debt") and engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," the Company does not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. On

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER LONG TERM DEBT (Continued)

December 4, 2007, the Company paid in full the amounts outstanding on the $15 million of thirty year trust preferred securities issued in December 2002. The early extinguishment triggered the immediate amortization of the unamortized balance of related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.4 million.

        As of December 31, 2007, the Trusts have an outstanding balance of a combined $110.0 million in thirty year trust preferred securities (the "Capital Securities") as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of December 31, 2007
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		9.2%
May 2033	15,000	Floating	420		9.3%
May 2033	15,000	Fixed/Floating	410	(1)	7.4%
October 2033	20,000	Fixed/Floating	395	(2)	7.0%
March 2037	50,000	Fixed	N/A		7.7%

	$110,000

(1)
The rate on this issue is fixed at 7.4% for the first five years. On May 15, 2008, it will be converted to a floating rate equal to LIBOR plus 410 basis points.

(2)
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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

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

        The Company paid $8.7 million in interest in connection with the Junior Subordinated Debt during the year ended December 31, 2007, $5.8 million during 2006, and $5.3 million during 2005.

14. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, the Company entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid related to the 2007 Credit Facility (see Note 12). In entering the swap with Citibank, N.A., we agreed to swap our floating rate interest payment based on the floating three- month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.14% locked in base rate. In entering the swap with Calyon Corporate and Investment Bank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a fixed 4.13% locked in based rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on the a combined $250 million portion of the variable rate term loan portion of our 2007 Credit Facility, which is due to changes in the LIBOR base rate, through September 2012. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our 2007 Credit Facility. The combined fair value of these swaps was ($0.3) million at December 31, 2007. This fair value is included in other assets. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that changes in cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, the unrealized loss on these hedges was reflected in accumulated other comprehensive (loss)/income. Subsequent assessments of hedge effectiveness will be performed by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

        Effective September 4, 2003, the Company entered into a swap agreement whereby it pays a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. The swap contract expired in December 2007. Effective April 29, 2004, the Company entered into a second swap agreement whereby it pays a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

LIBOR plus 395 basis points, capped at 12.45%. The swap contract expires in October 2008. The fair value of the remaining swap was $0.3 million at December 31, 2007 and the combined fair value of the swaps was $1.2 million at December 31, 2006. This fair value is included in other assets. We had applied the "short-cut method" to determine effectiveness and the swaps were initially designated as cash flow hedges, with changes in their fair value recorded in accumulated other comprehensive income. In 2006, the SEC affirmed its interpretation that prohibits the use of the "short-cut method" for all fair value hedges of fixed-rate trust preferred securities, as well as cash flow hedges of the variable cash flows associated with variable-rate trust preferred securities, whenever the issuer has the ability to defer interest payments at their election. As a result, these cash flow hedges were no longer deemed effective. As a result, beginning in 2006, the fair value of these hedges was reversed out of accumulated other comprehensive (loss)/income and reported in realized gains in our consolidated statements of operations. Any changes in fair value will be reported in realized gains. During 2007 and 2006, a net ($0.9) million and net $1.2 million, respectively, was reported in realized (losses)/gains relating to the (reduction)/increase in the fair value of the cash flow swap agreement.

15. COMMITMENTS AND CONTINGENCIES

  Securities Class Action and Derivative Litigation

        Five actions containing related factual allegations were filed against us and several of our officers and directors between November 22, 2005 and February 2, 2006. Plaintiffs voluntarily withdrew one of these actions, two were consolidated and the Court later dismissed this consolidated action, the plaintiff voluntarily withdrew one action, and one action is still pending.

        In the first action, Robert Kemp filed a purported class action complaint on November 22, 2005, in the United States District Court for the Southern District of New York. The Kemp action was a purported class action asserted on behalf of those of our shareholders who acquired our common stock between February 16, 2005 and October 28, 2005. Plaintiffs in the Kemp action sought unspecified damages under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon allegedly false statements by us and our officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant in press releases, financial statements and analyst conferences during the class period.

        Western Trust Laborers-Employers Pension Trust, a putative class member in the Kemp Action who was appointed lead plaintiff in that action, filed another purported class action on February 2, 2006, in the United States District Court for the Southern District of New York. The factual and legal allegations in this Western Trust action, which also purports to be a class action, are similar to those in the Kemp action. By order dated May 1, 2006, the Court consolidated the Kemp action and this Western Trust action.

        Following the Court's dismissal of the amended consolidated complaint in the Kemp/Western Trust action in January 2007, and the filing of a second amended consolidated complaint by plaintiffs in March 2007, and the service by defendants in May 2007 of a motion to dismiss the second amended consolidated complaint, the Kemp/Western Trust action reached a conclusion on July 16, 2007, when the Court entered a stipulation and order dismissing the consolidated case with prejudice and without costs.

        Shortly after the filing of the Kemp action, shareholders purporting to act on our behalf filed derivatively, and not as class actions, two cases based upon the factual allegations of the Kemp action.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Green Meadows Partners LLP filed one of these cases on December 13, 2005 in the United States District Court for the Southern District of New York. Green Meadows voluntarily withdrew this case shortly after the dismissal of the Kemp/Western Trust action.

        Plaintiff Arthur Tsutsui filed the second derivative action on December 30, 2005, in the Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are the three officer defendants named in the other actions, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of the Kemp/Western Trust action constituted a breach of fiduciary duty by the officer defendants and the directors that caused the plaintiff to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer defendants from the sale of our stock that was in breach of their fiduciary duties. On August 17, 2006, the Court issued an order staying the case until such time, among others, as the Kemp/Western Trust action is fully and finally resolved or settled.

        Despite the dismissal of the Kemp/Western Trust action with prejudice, the plaintiff in the Tsutsui action has declined to dismiss the complaint in that case. Accordingly, on October 1, 2007, defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The motion was fully briefed and submitted to the Court for decision on December 19, 2007.

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

        The Stellato action alleged that the offer was made at an "unfair price, under unfair terms and through improper means" and sought an injunction preventing the offer from being consummated, or in the alternative, monetary damages. The Green Meadows II action alleged that Mr. Barasch and directors Bradley Cooper, Eric Leathers and Robert Spass dominate our board of directors, and have breached their fiduciary duties by, among other things, making a buyout proposal that "fails to take into account the value of Universal American, its improving financial results and its value in comparison to other similar companies." The action sought, among other things, an injunction preventing defendants from carrying out an unfair transaction, and monetary damages. The Sorrentino action also alleged board domination by Messers. Barasch, Cooper, Leathers, and Spass, and asserted that the offer price is "unconscionable, unfair and grossly inadequate and constitutes unfair dealing." The action sought an injunction preventing the acquisition proposal from being consummated or rescinding the acquisition proposal, or, in the alternative, monetary damages.

        Plaintiffs filed three other actions pertaining to the acquisition proposal in the Supreme Court for Westchester County as Conolly v. Universal American Financial Corp, et al. (06-21712), McCormack v. Averill et al.(06-21365), and Zhang v. Barasch et al. (21672-06). The Conolly action alleged that the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

shareholder agreement to which Mr. Barasch and Capital Z are parties "deter[s] potential bids for the Company at a premium to the presently offered price," and that the sponsors of the acquisition proposal (excluding Mr. Barasch) are members of a "club" of elite private equity funds under investigation for violations of the anti-trust laws that have resulted in "driving down the prices of potential acquisition targets." The Conolly action further asserted that the director defendants have breached their fiduciary duties to maximize shareholder value by, among other things, failing immediately to reject the acquisition proposal. The complaint sought an injunction prohibiting consummation of the acquisition proposal, or in the alternative, monetary damages. The McCormack action also asserted that the acquisition proposal was "the product of unfair dealing" by our management and its then largest shareholder, Capital Z, and sought an injunction ordering the directors to fulfill their fiduciary duties, and/or enjoining any transaction based upon the acquisition proposal, as well as monetary damages. The Zhang action asserted that the acquisition proposal price was unfair and failed to take into account the value of our company; it sought injunctive relief and/or damages.

        On January 11, 2007, the New York Supreme Court, Westchester County, signed an order consolidating each of the six actions in the Commercial Division of Westchester Court under the caption, In re Universal American Financial Corp. Buyout Offer Shareholder Litigation. The defendants named in the consolidation order included us, Mr. Barasch and the other sponsors of the acquisition proposal, including Capital Z, as well as eight other members of our board of directors. The Court's order provided that the plaintiff would file a consolidated amended complaint, and the defendants' time to respond would extend to 40 days thereafter. However, a consolidated amended complaint was never filed.

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

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino vs. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright in the Supreme Court for New York State, Westchester County. The complaint alleges that

  •
  the defendants who are our directors allegedly breached fiduciary duties they owed to our shareholders in connection with our entering into its previously announced merger agreement to acquire MemberHealth and concurrent agreements with equity investors for these equity investors to acquire our securities, and the defendants who are equity investors purportedly aided and abetted that breach; and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

  •
  the defendants who are our directors allegedly breached their duty of candor to our shareholders by failing to disclose material information concerning these transactions.

        The plaintiffs seek, among other things, an injunction against the consummation of the transactions and damages in an amount to be determined. We have reviewed the complaint and believe the lawsuit is without merit. On September 7, 2007, we filed a motion to dismiss the action on the ground, among others, that the complaint fails to state a claim for relief, which is still pending before the Court.

  Other Litigation

        The Company has litigation in the ordinary course of its business, including claims for medical, disability and life insurance benefits, and in some cases, seeking punitive damages. Management believes that after liability insurance recoveries, none of these actions will have a material adverse effect on the Company.

  Lease Obligations

        We are obligated under certain lease arrangements for our executive and administrative offices in New York, Florida, Indiana, Texas, Wisconsin, Oklahoma and Ontario, Canada. Rent expense was $5.8 million for the year ended December 31, 2007, $4.4 million for 2006 and $3.9 million for 2005. Annual minimum rental commitments, subject to escalation, under non-cancelable operating leases (in thousands) are as follows:

2008	$5,940
2009	5,446
2010	4,905
2011	4,725
2012	3,123
Thereafter	3,821

Total	$27,960

        In addition to the above, Pennsylvania Life is the named lessee on 44 properties occupied by career agents for use as field offices. The career agents reimburse Pennsylvania Life the actual rent for these field offices. The total annual rent paid by the Company and reimbursed by the career agents for these field offices during 2007 was approximately $2.9 million.

16. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

        Effective April 1, 1992, the Company adopted the Universal American Corp. 401(k) Savings Plan ("Savings Plan"). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 25% per plan year, starting at the end of the second year. Amounts credited to employee's accounts under the Savings Plan are invested by the employer-appointed investment committee. Currently, the Company matches employee contributions with Company common stock in amounts

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN (Continued)

equal to 100% of the employee's first 1% of contributions and 50% of the employee's next 4% of contributions to a maximum matching contribution of 3% of the employee's eligible compensation. The Company made matching contributions under the Savings Plan of $1.2 million in 2007, $0.7 million in 2006 and $0.7 million in 2005. Employees are required to hold the employer contribution in Company common stock until vested, at which point the employee has the option to transfer the amount to any of the other investments available under the Savings Plan. The Savings Plan held 440,334 shares of the Company's common stock at December 31, 2007, which represented 33% of total plan assets and 445,426 shares at December 31, 2006, which represented 36% of total plan assets. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        In connection with the September 21, 2007 acquisition of MemberHealth, Inc., the Company assumed responsibility for administration of the MemberHealth, Inc. Retirement Savings Plan ("MH Savings Plan"). The MH Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are entitled to participate in the Savings Plan by contributing through payroll deductions up to 75% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest after 5 years of credited service. Currently, the Company matches employee contributions at an amount equal to 50% of the first 6% of the employee's contribution not to exceed 3% of employee compensation. The Company made matching contributions under the Savings Plan of $0.1 million in 2007. Effective January 1, 2008, the MH Savings Plan was merged into Universal American's 401(K) Savings Plan.

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Fixed maturity investments available for sale:    The fair value for fixed maturity securities is largely determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

          Other invested assets:    Other invested assets consists of collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value. Equity securities are carried at fair value, based on quoted market price.

          Cash and cash equivalents and policy loans:    For cash and cash equivalents and policy loans, the carrying amount is a reasonable estimate of fair value.

          Cash flow swap:    The cash flow swap is carried at fair value, obtained from external quotes provided by banks.

          Investment contract liabilities:    For annuity and universal life type contracts, the carrying amount is the policyholder account value; estimated fair value equals the policyholder account value less surrender charges.

          Loan payable and trust preferred securities:    For the loan payable and trust preferred securities the carrying amount is a reasonable estimate of fair value.

        The estimated fair values of the Company's financial instruments are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities available for sale	$1,124,849	$1,124,849	$1,112,086	$1,112,086
Policy loans	21,560	21,560	22,032	22,032
Other invested assets	1,526	1,526	1,725	1,725
Cash and cash equivalents	667,685	667,685	542,130	542,130
Cash flow swap	(21)	(21)	1,185	1,185
Financial liabilities:
Investment contract liabilities	434,859	409,371	485,189	452,378
Loan payable	349,125	349,125	90,563	90,563
Trust preferred securities	110,000	110,000	75,000	75,000

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss), and the related tax effects for each component, are as follows:

For the Year ended December 31, 2007	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(43,151)	$(15,104)	$(28,047)
Reclassification adjustment for losses included in net income	40,178	14,062	26,116

Net unrealized loss	(2,973)	(1,042)	(1,931)
Cash flow hedge	(279)	(97)	(182)
Foreign currency translation adjustment	252	88	164

Other comprehensive loss	$(3,000)	$(1,051)	$(1,949)

For the Year ended December 31, 2006	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	$232	$81	$151
Reclassification adjustment for gains included in net income	(4,818)	(1,686)	(3,132)

Net unrealized loss	(4,586)	(1,605)	(2,981)
Cash flow hedge	(1,543)	(540)	(1,003)
Foreign currency translation adjustment	(9)	(3)	(6)

Other comprehensive loss from continuing operations	(6,138)	(2,148)	(3,990)
From discontinued operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	(3,752)	(1,314)	(2,438)
Reclassification adjustment for gains included in net income	(38,364)	(13,427)	(24,937)

Net unrealized loss	(42,116)	(14,741)	(27,375)
Foreign currency translation adjustment	(10,227)	(3,579)	(6,648)

Other comprehensive loss from discontinued operations	(52,343)	(18,320)	(34,023)

Total other comprehensive loss	$(58,481)	$(20,468)	$(38,013)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

For the Year ended December 31, 2005	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
From continuing operations:
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(18,230)	$(6,381)	$(11,849)
Reclassification adjustment for gains included in net income	(5,044)	(1,765)	(3,279)

Net unrealized loss	(23,274)	(8,146)	(15,128)
Cash flow hedge	712	249	463
Foreign currency translation adjustment	26	9	17

Other comprehensive loss from continuing operations	(22,536)	(7,888)	(14,648)
From discontinued operations:
Net unrealized gain arising during the year (net of deferred acquisition costs)	19,995	6,998	12,997
Reclassification adjustment for gains included in net income	(729)	(255)	(474)

Net unrealized gain	19,266	6,743	12,523
Foreign currency translation adjustment	1,597	559	1,038

Other comprehensive income from discontinued operations	20,863	7,302	13,561

Total other comprehensive loss	$(1,673)	$(586)	$(1,087)

19. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by Universal American and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDPs and Caremark for which it receives fees and other remuneration from our PDPs and Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. Our investment in PDMS is accounted for on the equity basis and is included in other assets. At December 31, 2007, our investment in the equity in PDMS was $1.6 million and at December 31, 2006, our share in the equity of PDMS was $6.0 million. Our share in the income or loss of PDMS is included in "equity in earnings (loss) of unconsolidated subsidiary." For 2007, our share in the net income was $56.7 million. For 2006, our share in the net income was $46.2 million and for 2005, our share in the net loss was $4.0 million. During 2007, PDMS made distributions to its owners aggregating $122.0 million. Our share of these distributions was $61.0 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNCONSOLIDATED SUBSIDIARY (Continued)

        The condensed financial information for 100% of PDMS is as follows:

As of December 31,	2007	2006
	(In thousands)
Assets
Cash and investments	$701	$7,237
Other	6,071	10,235

Total Assets	$6,772	$17,472

Liabilities and Equity
Accrued expenses and other	$3,530	$5,558
Equity	3,242	11,914

Total liabilities and equity	$6,772	$17,472

Years ended December 31,	2007	2006	2005
	(in thousands)
Total revenue	$121,267	$102,328	$—
Total expenses	7,939	9,954	7,960

Income	$113,328	$92,374	$(7,960)

20. BUSINESS SEGMENT INFORMATION

        The Company's principal business segments are based on product and include: Senior Managed Care—Medicare Advantage, Medicare Part D, Traditional Insurance and Senior Administrative Services. The Company also reports the activities of our holding company in a separate segment. Reclassifications have been made to conform prior year amounts to the current year presentation. A description of these segments follows:

        Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment includes the operations of our initiatives in managed care for seniors. We operate various health plans, including SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, Oklahoma and Wisconsin. The health plan's products are sold by our career and independent agents and directly by employee representatives. In connection with the health plans, we operate separate Management Service Organizations ("MSO's") that manage that business and affiliated Independent Physician Associations ("IPA's"). We participate in the net results derived from these affiliated IPA's. Our Medicare Advantage private fee-for-service plans, also under a contract with CMS, are sold by our career and independent agents. We currently market PFFS products in 3,100 counties throughout 47 states.

        Medicare Part D—This segment consists of our Medicare Part D plans, including our legacy Prescription PathwaySM business, operating results for the Community CCRx business since the acquisition of MemberHealth on September 21, 2007 and the equity in the income or loss of PDMS, that began offering prescription drug coverage for seniors and other Medicare beneficiaries on January 1, 2006, and our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield ("BCBS') and PharmaCare Re. The growth in our Medicare Part D business has resulted in an increase in the level of seasonality in our reported results during a given calendar year.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. BUSINESS SEGMENT INFORMATION (Continued)

This business generally sees higher claim experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

        Traditional Insurance—This segment includes our Medicare supplement business as well as traditional and universal life insurance and fixed annuities business distributed through our career agency sales force and through our network of independent general agencies. This segment also includes specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States and products that we no longer sell such as long term care and major medical insurance. The results for this segment for prior periods have been reclassified to exclude the results for PennCorp Life, since it is now classified as discontinued operations.

        Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. The services provided include policy underwriting and issuance, telephone and face-to-face verification, policyholder services, agent licensing, commission payment, claims adjudication, case management, care assessment, referral to health care facilities and administration of our Prescription PathwaySM Part D prescription drug plans, which commenced on January 1, 2006

        Corporate—This segment reflects the activities of Universal American, including debt service, certain senior executive compensation, and compliance with requirements resulting from our status as a public company.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, including a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	2007		2006		2005
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Traditional Insurance:	$514,663	$14,106	$577,386	$35,842	$594,272	$42,799
Medicare Part D:	642,538	116,888	294,139	49,190	(3,980)	(4,801)
Senior Managed Care—Medicare Advantage	1,943,451	52,726	450,635	10,509	240,750	27,829
Senior Administrative Services	106,954	24,124	85,014	15,840	59,124	9,449
Corporate	5,747	(35,040)	1,408	(22,443)	1,017	(13,937)
Intersegment revenues	(81,886)	—	(62,149)	—	(43,459)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(40,178)	(40,178)	4,818	4,818	5,044	5,044
Equity in (earnings) loss of unconsolidated subsidiary(2)	(56,664)	—	(46,187)	—	3,980	—

Total—Continuing Operations	$3,034,623	$132,626	$1,305,064	$93,756	$856,748	$66,383

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

(2)
We report the equity in the earnings of unconsolidated subsidiary as revenue for our Medicare Part D segment for purposes of analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line following income from continuing operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

As of December 31,	2007	2006
	(In thousands)
Traditional Insurance	$1,475,299	$1,457,417
Medicare Part D	1,313,538	620,128
Senior Managed Care—Medicare Advantage	1,050,336	390,413
Senior Administrative Services	30,903	31,326
Corporate	1,753,467	816,908
Intersegment assets(1)	(1,533,780)	(731,150)

Total Assets	$4,089,763	$2,585,042

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

        The sale resulted in an after-tax realized gain of approximately $48.4 million and will generate after tax cash proceeds of approximately $95 million comprised of approximately $84 million of cash received at closing plus approximately $8.4 million in March 2007 for the net earnings of PennCorp Life Canada for 2006 through the closing date plus an additional $2.6 million due upon the release of escrow in December 2008, subject to any claims. The Company paid U.S. income tax on the sale of PennCorp Life Canada of approximately $28.2 million in March 2007.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

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

        Summarized financial information for our discontinued operations is presented below.

	2006	2005
	(In thousands)
Total revenue	$73,795	$74,446
Total expenses	58,430	59,592

Income before realized gains and income taxes	15,365	14,854
Realized gains	630	729

Income before provision for taxes	15,995	15,583
Provision for income taxes	6,207	5,464

Income from operations of subsidiary held for sale	9,788	10,119

Gain on sale:
Gain on sale	77,776	—
Taxes on gain on sale	29,404	—

Net gain on sale	48,372	—

Income from discontinued operations	$58,160	$10,119

22. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the full year per common share amounts.

	Three Months Ended
2007
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$618,419	$703,311	$738,163	$974,530

Income from continuing operations before income taxes	5,801	35,640	42,920	48,265
Provision for income taxes	1,440	13,365	15,775	17,974

Net income	$4,361	$22,275	$27,145	$30,291

Earnings per common share:
Basic:
Net income	$0.07	$0.36	$0.40	$0.33

Diluted:
Net income	$0.07	$0.35	$0.40	$0.33

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Three Months Ended
2006
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Total revenue	$315,660	$328,057	$328,123	$333,224

Income from continuing operations before income taxes	7,761	23,829	42,711	19,455
Provision for income taxes	2,829	8,467	15,983	5,331

Income from continuing operations	4,932	15,362	26,728	14,124
Income from discontinued operations, net of taxes	2,089	2,748	3,079	1,872
Gain on Sale of discontinued operations, net of taxes	—	—	395	47,977

Income from discontinued operations	2,089	2,748	3,474	49,849

Net income	$7,021	$18,110	$30,202	$63,973

Earnings per common share:
Basic:
Continuing operations	$0.08	$0.26	$0.46	$0.24
Discontinued operations	0.04	0.05	0.06	0.85

Net income	$0.12	$0.31	$0.52	$1.09

Diluted:
Continuing operations	$0.08	$0.26	$0.44	$0.23
Discontinued operations	0.04	0.04	0.06	0.83

Net income	$0.12	$0.30	$0.50	$1.06

        During the fourth quarter of 2007, the Company recognized other than temporary impairments in the value of certain of its securities with exposure to subprime mortgages totaling $41.0 million. During the fourth quarter of 2006, the Company incurred pre-tax expenses of $19.4 million, in connection with our Medicare Advantage expansion initiatives.

23. BUSINESS COMBINATIONS

  Acquisitions

  MemberHealth

        On September 21, 2007, Universal American completed the acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager ("PBM") and sponsor of Community CCRx, a national Medicare Part D plan with more than 1.1 million members. Prior to the acquisition, MemberHealth, Inc. was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth, Inc. had more than 60,000 pharmacies in its pharmacy network and covers 98 of the top 100 medications taken by Medicare beneficiaries.

        The purchase price of $630 million was paid 55% in cash and 45% in Universal American common stock valued at $20 per share. Transaction costs of approximately $12 million were paid in cash. In addition to the purchase price, the transaction contemplates an additional three year earn-out tied to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS COMBINATIONS (Continued)

target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out is $150 million, payable in cash and Universal American stock.

        Universal American expects the transaction to create significant strategic benefits, including the opportunity for Universal American to build upon MemberHealth, Inc's. successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association ("NCPA") and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide Universal American with capital to support its organic growth, private equity funds operated by Lee Equity Partners, LLC ("Lee Equity"), Perry Capital, LLC ("Perry Capital"), Union Square Partners Management, LLC (the successor to Capital Z Management, LLC), and Welsh, Carson, Anderson & Stowe X, L.P. ("Welsh, Carson), acquired shares of preferred stock of Universal American valued at $20 per equivalent share of Universal American common stock. The preferred stock is convertible into shares of Universal American common stock. The preferred stock does not bear a coupon, and Universal American can require exchange of the preferred stock into common stock after one year. (See Note 6—Stockholders' Equity for additional information regarding the preferred stock). The total amount invested by these private equity funds was approximately $350 million, of which $100 million was funded in the second quarter of 2007.

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, will be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted by MemberHealth in June 2007 for its 2008 Part D plans, and later accepted by CMS. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that will be amortized into income over the contract period, January 1, 2008 to December 31, 2008.

        We also learned after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of pre-tax income for the first quarter of 2007 of approximately $26 million. The impact of this error has been adjusted in the financial statements for the year ended December 31, 2007, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

        In connection with these issues, in March 2008, we have concluded a settlement agreement under which the sellers of MemberHealth are required to deliver approximately $97 million of value, comprising $62 million in cash and 2,027,992 shares of Universal American common stock. The shares will be retired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS COMBINATIONS (Continued)

        In connection with the MemberHealth, Inc. acquisition, the Company refinanced its Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver (See Note 12—Loan Payable). A portion of the proceeds from the refinancing was used to repay in full the outstanding amounts on the Amended Credit Facility and Revolving Credit Facility. The early extinguishment of this debt triggered the immediate amortization of the related unamortized capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million.

        The Company has performed the initial purchase accounting for the MemberHealth acquisition. The purchase price allocation for the MemberHealth, Inc. acquisition has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. In addition, as noted in Note 4—Subsequent Events to the consolidated financial statements the purchase price will be adjusted relating to the settlement agreement under which the sellers of MemberHealth are required to deliver approximately $97 million of value, comprising $62 million in cash and 2,027,992 Universal American shares to the Company. Once the purchase price is finalized, the Company will adjust the purchase price allocation to reflect the final values. The excess of the purchase price over the fair value of net tangible assets acquired, adjusted for deferred income taxes, was approximately $682 million, which the Company allocated to identifiable intangible assets and goodwill, as follows:

Description	Amount (in millions)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$138	10	Straight line over the estimated life of the membership base
Trademarks/tradenames	18	9	Straight line over the estimated life of the trademarks/tradenames
Licenses	5	15	Straight line over the estimated life of the licenses
Goodwill	521	—	Non amortizing

Total excess of purchase price over tangible book value	$682

        The membership base represents the present value of the estimated future profits of the membership base at the date of the acquisition.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS COMBINATIONS (Continued)

        The following condensed balance sheet of includes the amounts assigned to assets and liabilities for MemberHealth on the date of acquisition:

September 21, 2007 (in thousands)
Assets
Cash and cash equivalents	$74,215
Amortizing intangible assets:
Membership base	138,000
Tradenames/trademarks	18,000
Licenses	5,000
Goodwill	520,764
Due and unpaid premium	135,218
CMS deposit contract receivable	102,856
Other Part D receivables	92,120
Deferred taxes	8,752
Other	28,423

Total Assets	$1,123,348

Liabilities
Policy related liabilities	$297,437
Due to reinsurers	72,243
Other	111,882

Total Liabilities	481,562
Equity	641,786

Total Liabilities and Equity	$1,123,348

        Operating results generated by MemberHealth prior to September 21, 2007, the date of acquisition, are not included in the Company's consolidated financial statements. The unaudited consolidated pro forma results of operations, assuming that MemberHealth was purchased on January 1, 2006 are as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Total revenue	$4,276,228	$2,545,138
Income from continuing operations before taxes	$181,634	$168,259
Net income from continuing operations	$115,139	$108,513
Earnings per common share:
Basic	$1.34	$1.35
Diluted	$1.32	$1.32

        The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS COMBINATIONS (Continued)

consummated on the dates assumed, nor is the pro forma information intended to be indicative of Universal American's future results of operations.

  Harmony Health

        On March 1, 2007, the Company acquired Harmony Health, Inc. ("Harmony"), a provider-owned company that operates GlobalHealth, a Medicare Advantage and commercial managed care plan in Oklahoma City, Oklahoma for $18.2 million in cash, including direct costs of acquisition of $0.2 million. Harmony was a majority-owned subsidiary of the Oklahoma City Clinic. Founded in 2002, GlobalHealth currently has approximately 5,500 Medicare Advantage members with annualized revenue of approximately $52 million. Under the terms of the agreement, the Oklahoma City Clinic has entered into a long-term agreement with Universal American to provide healthcare services to GlobalHealth members. In addition, Oklahoma City Clinic has retained the risk for commercial business under a global capitation arrangement.

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

  Sale of Subsidiary

        On January 19, 2007, the Company completed the sale of Peninsular Life Insurance Company, an inactive subsidiary, for approximately $7.9 million, resulting in a pre-tax gain of $2.0 million, which is included in net realized gains. The entire amount has been received in cash; $7.7 million in 2007, and $0.2 million on January 23, 2008.

24. SUBSEQUENT EVENTS

        Universal American's Board of Directors has approved the repurchase of up to $50 million of the Company's common shares during an 18-month period beginning on February 18, 2008. The Company is not obligated to repurchase any specific number of shares under the program or to make repurchases at any specific time. Since the buyback program started, through March 14, 2008, the Company has repurchased 654,000 shares of its common stock for an aggregate amount of $8,420,000.

Schedule I—Summary of Investments Other Than Investments in Related Parties
UNIVERSAL AMERICAN CORP.
December 31, 2007 and 2006

	December 31, 2007
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$136,064	$136,043	$139,146	$139,146
Corporate debt securities	425,853	431,002	432,141	432,141
Foreign debt securities	29,501	29,363	29,641	29,641
Mortgage-backed and asset-backed securities	593,267	528,973	523,921	523,921

Sub-total		1,125,381	$1,124,849	1,124,849

Policy loans		21,560		21,560
Other invested assets		1,526		1,526

Total investments		$1,148,467		$1,147,935

	December 31, 2006
Classification	Face Value	Amortized Cost	Fair Value	Carrying Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$112,754	$115,315	$114,556	$114,556
Corporate debt securities	423,117	431,455	434,770	434,770
Foreign debt securities	32,321	32,120	32,188	32,188
Mortgage-backed and asset-backed securities	556,754	531,433	530,572	530,572

Sub-total		1,110,323	$1,112,086	1,112,086

Policy loans		22,032		22,032
Other invested assets		1,725		1,725

Total investments		$1,134,080		$1,135,843

See notes to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant
UNIVERSAL AMERICAN CORP.
(Parent Company)
CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$171,466	$58,418
Investments in subsidiaries, at equity	1,478,491	664,172
Advances to agents (Note 4)	31,995	36,735
Surplus note receivable from affiliate	77,550	27,550
Due from affiliates	31,158	17,805
Deferred loan origination fees	7,123	3,738
Income taxes receivable	6,785	—
Receivables on sale of discontinued operations	—	10,943
Other assets	13,388	2,891

Total assets	$1,817,956	$822,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$349,125	$90,563
Other long term debt	110,000	75,000
Income taxes payable	—	23,857
Deferred income tax liability	618	3,617
Retiree plan termination liability	—	126
Accounts payable and other liabilities	7,147	5,180

Total liabilities	466,890	198,343

Total stockholders' equity	1,351,066	623,909

Total liabilities and stockholders' equity	$1,817,956	$822,252

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2007

	2007	2006	2005
	(In thousands)
REVENUES:
Surplus note investment income—affiliated	$1,783	$2,749	$2,587
Net investment income—unaffiliated	5,506	994	815
Realized (loss) gain	(928)	1,219	498
Other income	343	408	198

Total revenues	6,704	5,370	4,098

EXPENSES:
Selling, general and administrative expenses	13,985	8,570	5,553
Stock compensation expense	4,572	2,624	—
Release of retiree plan termination liability	(126)	(646)	(1,815)
Interest expense—loan payable	11,642	6,953	5,557
Interest expense—other long term debt	8,838	5,867	5,426
Interest expense—affiliated	—	—	231

Total expenses	38,911	23,368	14,952

Loss before income taxes and equity in income of subsidiaries	(32,207)	(17,998)	(10,854)
Income tax benefit	11,394	754	5,706

Loss before equity in income of subsidiaries	(20,813)	(17,244)	(5,148)
Equity in income of subsidiaries, net of taxes	104,885	62,544	52,885
Equity in income (loss) of unconsolidated subsidiary (Note 3)	—	15,846	(3,980)

Income from continuing operations	84,072	61,146	43,757

Discontinued Operations (Note 5):
Equity in income from discontinued operations, net of taxes	—	9,788	10,119
Gain on sale of discontinued operations	—	48,372	—

Income from discontinued operations	—	58,160	10,119

Net income	$84,072	$119,306	$53,876

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2007

	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$84,072	$119,306	$53,876
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of discontinued operations	—	(9,788)	(10,119)
Gain on sale of discontinued operation	—	(48,372)	—
Equity in income of subsidiaries	(104,885)	(62,544)	(52,885)
Equity in (income) loss of unconsolidated subsidiary (Note 3)	—	(15,845)	3,980
Distribution from unconsolidated subsidiary (Note 3)	—	12,000	—
Realized loss (gain)	928	(1,219)	(498)
Stock based compensation	4,878	2,624	—
Change in amounts due to/from subsidiaries	(13,353)	(4,809)	(4,405)
Amortization of deferred loan origination fees	2,510	918	675
Deferred income taxes	(2,999)	2,310	413
Change in other assets and liabilities	(499)	(8,693)	(3,802)

Cash used by operating activities	(29,348)	(14,112)	(12,765)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	—	—	23,253
Purchase of fixed maturities	—	—	(23,253)
Issuance of surplus note to affiliate	(60,000)	—	—
Redemption of surplus note due from affiliate	10,000	12,500	8,400
Capital contributions to subsidiaries	(81,000)	(44,750)	(37,150)
Purchase of business	(358,286)	—	—
Repayments of loans to subsidiaries	—	—	—
Purchase of agent advances from subsidiaries, net of collections	4,740	(28,299)	458
Other investing activities	—	1,667	(2,618)

Cash used in investing activities—continuing operations	(484,546)	(58,882)	(30,910)
Cash provided by (used in) investing activities—discontinued operations	(19,836)	104,812	—

Cash used by investing activities	(504,382)	45,930	(30,910)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,961	6,550	64,843
Proceeds from issuance of preferred stock	332,107	—	—
Purchase of treasury stock	—	(206)	(10,961)
Repayment of stock loans	—	—	20
Repayments of debt to subsidiaries	—	—	(3,407)
Issuance of new debt	450,000	—	—
Principal repayment on debt	(156,438)	(5,250)	(5,250)
Dividends received from subsidiaries	12,043	13,015	6,975
Other financing activities	(5,895)	36	890

Cash provided from financing activities	646,778	14,145	53,110

Net increase (decrease) in cash and cash equivalents	113,048	45,963	9,435
Cash and cash equivalents:
At beginning of year	58,418	12,455	3,020

At end of year	$171,466	$58,418	$12,455

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,679	$12,758	$11,116

Income taxes	$39,100	$10,100	$3,300

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        In the parent-company-only financial statements, the parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The parent company's share of net income of its wholly owned unconsolidated subsidiaries is included in its net income using the equity method. As of January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123-Revised, "Share-Based Payment" ("FAS 123-R") using the modified prospective method. See Note 7 of the notes to the consolidated financial statements in the Annual Report on Form 10-K. Certain reclassifications have been made to prior years' financial statements to conform to current period presentation. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. RETIREE PLAN TERMINATION LIABILITY

        Certain of the companies acquired in July 1999 had post-retirement benefit plans in place prior to their acquisition and Universal American maintained the liability for the expected cost of such plans. In October 2000, participants were notified of the termination of the plans in accordance with their terms. The liability will be reduced as, and to the extent, it becomes certain that we will incur no liabilities for the plans as a result of the termination. During the fourth quarter of 2007, $0.1 million of the liability was released. During the fourth quarter of 2006, $0.6 million of the liability was released and during the fourth quarter of 2005, $1.8 million of the liability was released.

3. UNCONSOLIDATED SUBSIDIARY

        In the second quarter of 2005, Universal American entered into a joint venture with Caremark and created PDMS, which is 50% owned by each Universal American and Caremark. The Company and Caremark each made additional contributions of $1.3 million to PDMS in January 2006. Our share of the earnings of PDMS for the period January 1, 2006 through May 15, 2006 was $15.8 million. PDMS made distributions to its owners aggregating $24.0 million for the period January 1, 2006 through May 15, 2006. Universal American's share of the distributions was $12.0 million. On May 15, 2006, Universal American contributed its share of PDMS to American Exchange.

4. AGENT ADVANCES

        Universal American's insurance subsidiaries advance commissions to their respective agents for business submitted by the agents. Universal American has agreements with certain of its insurance subsidiaries whereby it will purchase the related receivables. The advances are recovered as the commissions are earned through the balance of the policy period.

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

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION

UNIVERSAL AMERICAN CORP.

(In thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2007
Traditional Insurance	$245,511	$1,051,309	—	$91,608	$442,163	$71,189	$350,790	$15,389	$134,378
Medicare part D	—	—	—	352,688	578,790	6,685	427,195	—	98,455
Senior Managed Care—Medicare Advantage	—	—	—	305,106	1,920309	23,142	1,611,824	574	278,327
Senior Administrative Services	—	—	—	—	—	—	—	—	82,830
Corporate	—	—	—	—	—	5,398	—	—	41,664
Intersegment and other adjustments	—	—	—	—	157	556	129	—	(82,894)

Segment Total	$245,511	$1,051,309	—	$749,402	$2,941,419	$106,,970	$2,389,938	$15,963	$552,760

2006
Traditional Insurance	$261,570	$1,085,686	—	$92,845	$508,470	$65,449	$391,723	$(16,110)	$165,931
Medicare part D	—	—	—	44,052	244,811	3,079	213,909	—	31,040
Senior Managed Care—Medicare Advantage	574	—	—	77,815	444,664	5,971	332,248	(574)	108,451
Senior Administrative Services	—	—	—	—	—	—	—	—	69,174
Corporate	—	—	—	—	—	994	—	—	23,476
Intersegment and other adjustments	—	—	—	—	(803)	(34)	(753)	—	(61,020)

Segment Total	$262,144	$1,085,686	—	$214,712	$1,197,142	$75,459	$937,127	$(16,684)	$337,052

2005
Traditional Insurance	$243,300	$1,081,685	—	$93,545	$533,995	$58,070	$413,427	$(51,807)	$189,855
Medicare part D	—	—	—	—	—	—	—	—	4,801
Senior Managed Care—Medicare Advantage	—	—	—	27,692	237,891	2,685	170,900	—	42,021
Senior Administrative Services	—	—	—	—	—	—	—	—	49,675
Corporate	—	—	—	—	—	815	—	—	15,164
Intersegment and other adjustments	—	—	—	—	76	(122)	187	—	(47,838)

Segment Total	$243,300	$1,081,685	$—	$121,237	$771,962	$61,448	$584,514	$(51,807)	$253,678

(1)
Reclassified to remove discontinued operations

QuickLinks

PART I
  ITEM 1—BUSINESS
  ITEM 1A—Risk Factors
  ITEM 1B—UNRESOLVED STAFF COMMENTS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A—Controls and procedures
  ITEM 9B—OTHER INFORMATION
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006 (In thousands)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Years Ended December 31, 2007 (In thousands, per share amounts in dollars)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) For the Three Years Ended December 31, 2007 (In thousands)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Years Ended December 31, 2007 (In thousands)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL AMERICAN CORP. (Parent Company) CONDENSED STATEMENTS OF CASH FLOWS For the Three Years Ended December 31, 2007
UNIVERSAL AMERICAN CORP. (Parent Company) NOTES TO CONDENSED FINANCIAL STATEMENTS
Schedule III—SUPPLEMENTAL INSURANCE INFORMATION UNIVERSAL AMERICAN CORP. (In thousands)