Form 10-Q
period 2008-03-31
UNIVERSAL AMERICAN FINANCIAL CORP
filed 2008-05-12
CIK 709878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No ☒

        As of April 30, 2008, 70,859,678 shares of the registrant's common stock were issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I	Financial Information
1	Financial Statements:
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity and Comprehensive Income	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
3	Quantitative and Qualitative Disclosures About Market Risk	66
4	Controls and Procedures	67
PART II	Other Information
1	Legal Proceedings	69
1A	Risk Factors	69
2	Unregistered Sales of Equity Securities and Use of Proceeds	69
3	Defaults Upon Senior Securities	69
4	Submission of Matters to a Vote of Security Holders	69
5	Other Information	69
6	Exhibits	70
	Signatures	74

        As used in this Quarterly Report on Form 10-Q, "Universal American," "we," "our," and "us" refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this Quarterly Report on Form 10-Q, such as those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and certain oral statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements are statements relating to:

  •
  The identification of acquisition candidates and the completion of transactions with them,

  •
  Our future economic performance,

  •
  Plans and objectives for future operations and

  •
  Projections of revenue, earnings and other financial items.

        You may identify forward-looking statements by the use of words such as the following, or indicating or implying the following:

  •
  "prospects,"

  •
  "outlook,"

  •
  "believes,"

  •
  "estimates,"

  •
  "intends,"

  •
  "may,"

  •
  "will,"

  •
  "should,"

  •
  "anticipates,"

  •
  "expects,"

  •
  "plans,"

  •
  the negative or other variation of these or similar words, or

  •
  discussion of trends and conditions, strategy or risks and uncertainties.

        Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in any forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that we will achieve our expectations. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

        Important factors that may cause actual results to differ materially from forward-looking statements. We have included factors that may cause results to differ from forward-looking statements in this report in Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Current Report on Form 8-K dated the date hereof and Part II, Item 1A "Risk Factors" and Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as other reports that we file with the Securities and Exchange Commission. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments (Note 6):
Fixed maturities available for sale, at fair value (amortized cost: 2008, $1,064,708; 2007, $1,125,381)	$1,061,763	$1,124,849
Policy loans	21,529	21,560
Other invested assets	1,539	1,526

Total investments	1,084,831	1,147,935
Cash and cash equivalents (Note 2)	638,915	667,685
Accrued investment income	12,723	13,364
Deferred policy acquisition costs	237,384	245,511
Amounts due from reinsurers	267,787	286,426
Due and unpaid premiums	215,918	100,351
Present value of future profits and other amortizing intangible assets (Note 5)	214,606	213,518
Goodwill and other indefinite lived intangible assets (Note 5)	529,819	606,972
Income taxes receivable	71,977	31,145
CMS contract deposits receivables	276,772	394,225
Other Part D receivables	245,046	181,696
Advances to agents	63,764	61,076
Other assets	183,979	139,859

Total assets	$4,043,521	$4,089,763

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$424,991	$434,859
Reserves for future policy benefits	619,410	616,450
Policy and contract claims—life	12,313	12,213
Policy and contract claims—health	817,407	737,189
Advance premium	25,066	25,232
Loan payable (Note 11)	348,250	349,125
Other long term debt (Note 12)	110,000	110,000
Amounts due to reinsurers	40,219	67,239
Deferred income tax liability	33,696	28,687
Other Part D liabilities	176,959	157,048
Other liabilities	192,936	200,655

Total liabilities	2,801,247	2,738,697

Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY (Note 8)
Preferred stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2008 and 2007, 47,105 shares, liquidation value $94,210)	47	47
Series B (Designated: 300,000 shares, issued and outstanding: 2008 and 2007, 127,895 shares, liquidation value $255,790)	128	128
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2008, 73.1 million shares; 2007, 75.0 million shares)	731	750
Common stock—non voting (Authorized: 30 million shares)	—	—
Additional paid-in capital	859,253	890,882
Accumulated other comprehensive loss (Notes 8 and 15)	(8,844)	(66)
Retained earnings	417,583	463,583
Less: Treasury stock (2008, 2.2 million shares; 2007, 0.3 million shares)	(26,624)	(4,258)

Total stockholders' equity	1,242,274	1,351,066

Total liabilities and stockholders' equity	$4,043,521	$4,089,763

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands, per share amounts in dollars)

	2008	2007
Revenues:
Direct premium and policyholder fees earned	$1,432,811	$795,631
Reinsurance premiums assumed	11,450	8,628
Reinsurance premiums ceded	(226,609)	(216,361)

Net premiums and policyholder fees earned	1,217,652	587,898
Net investment income	24,281	22,362
Fee and other income	11,862	6,255
Net realized (losses) gains, net on investments	(29,008)	1,904

Total revenues	1,224,787	618,419

Benefits, Claims and Expenses:
Claims and other benefits	1,113,521	497,740
Increase in reserves for future policy benefits	2,363	3,251
Interest credited to policyholders	4,139	4,705
Change in deferred acquisition costs	7,530	10,334
Amortization of intangible assets (Note 5)	1,900	2,109
Commissions	39,255	35,041
Reinsurance commission and expense allowances	(17,750)	(18,190)
Interest expense	6,304	3,439
Other operating costs and expenses	138,890	87,392

Total benefits, claims and other deductions	1,296,152	625,821

Loss before equity in earnings of unconsolidated subsidiary	(71,365)	(7,402)
Equity in earnings of unconsolidated subsidiary (Note 16)	16,052	13,203

(Loss) income before income taxes	(55,313)	5,801
(Benefit) provision for income taxes	(9,313)	1,440

Net (loss) income	$(46,000)	$4,361

(Loss) earnings per common share:
Basic (Note 2)	$(0.50)	$0.07

Diluted	$(0.50)	$0.07

Weighted average shares outstanding:
Weighted average common shares outstanding	74,440	59,968
Less weighted average treasury shares	(502)	(667)

Basic weighted shares outstanding (Note 2)	73,938	59,301
Weighted average common equivalent of preferred shares outstanding	17,500	—
Effect of dilutive securities	781	1,328

Diluted weighted shares outstanding	92,219	60,629

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2007
Balance, January 1, 2007	$—	$—	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909
Net income	—	—	—	—	—	4,361	—	4,361
Other comprehensive income (Note 15)	—	—	—	—	375	—	—	375

Comprehensive income								4,736

Issuance of common stock (Note 8)	—	—	2	1,966	—	—	—	1,968
Stock-based compensation (Note 9)	—	—	—	1,225	—	—	—	1,225
Treasury shares reissued (Note 8)	—	—	—	309	—	—	1,294	1,603

Balance, March 31, 2007	$—	$—	$601	$256,042	$2,258	$383,872	$(9,332)	$633,441

2008
Balance, January 1, 2008	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066
Net loss	—	—	—	—	—	(46,000)	—	(46,000)
Other comprehensive loss (Note 15)	—	—	—	—	(8,778)	—	—	(8,778)

Comprehensive loss								(54,778)

Issuance of common stock (Note 8)	—	—	1	531	—	—	—	532
Equity transactions related to the acquisition of MemberHealth (Note 4)	—	—	(20)	(34,521)	—	—	—	(34,541)
Stock-based compensation (Note 9)	—	—	—	2,517	—	—	—	2,517
Treasury shares purchased, at cost (Note 8)	—	—	—	—	—	—	(23,783)	(23,783)
Treasury shares reissued (Note 8)	—	—	—	(156)	—	—	1,417	1,261

Balance, March 31, 2008	$47	$128	$731	$859,253	$(8,844)	$417,583	$(26,624)	$1,242,274

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(46,000)	$4,361
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(16,052)	(13,203)
Distribution from unconsolidated subsidiary	12,500	14,000
Deferred income taxes	11,604	(5,829)
Realized losses (gains) on investments	29,008	(1,904)
Amortization of intangible assets	1,900	2,109
Net amortization of bond premium	424	417
Changes in operating assets and liabilities:
Deferred policy acquisition costs	7,530	10,334
Reserves for future policy benefits	2,960	6,270
Policy and contract claims payable	80,318	224,450
Reinsurance balances	(8,380)	(42,206)
Due and unpaid advance premium, net	(115,428)	112,084
Income taxes payable/receivable	(40,383)	6,609
Other Part D receivables	(63,350)	7,612
Other Part D liabilities	19,911	818
Other, net	(55,784)	(30,599)

Cash (used in) provided by operating activities	(179,222)	295,323

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	116,634	66,212
Cost of fixed maturity investments purchased	(85,432)	(113,434)
Proceeds from sale of subsidiary, net of cash sold (Note 4)	—	5,102
Purchase of business and return of purchase price, net of cash acquired (Note 4)	41,090	(17,722)
Purchase of fixed assets	(5,925)	(1,074)
Other investing activities	(13)	5,429

Cash provided by (used in) investing activities—continuing operations	66,354	(55,487)
Cash used in investing activities—discontinued operations (Note 2)	—	(19,836)

Cash provided by (used in) investing activities	66,354	(75,323)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of tax effect	1,170	1,968
Cost of treasury stock purchases	(23,783)	—
Receipts from CMS contract deposits	790,085	248,759
Withdrawals from CMS contract deposits	(672,631)	(173,755)
Deposits and interest credited to policyholder account balances	4,798	5,583
Surrenders and other withdrawals from policyholder account balances	(14,666)	(15,458)
Issuance of new debt	—	98,000
Principal repayment on loan payable and other long term debt	(875)	(1,313)

Cash provided by financing activities	84,098	163,784

Net (decrease) increase in cash and cash equivalents	(28,770)	383,784
Cash and cash equivalents at beginning of period	667,685	542,130

Cash and cash equivalents at end of period	$638,915	$925,914

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Universal American Corp., which we refer to as "we," the "Company," or "Universal American", is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Universal American was incorporated in the State of New York in 1981. Collectively, our insurance company subsidiaries are licensed to sell life and accident and health insurance and annuities in all fifty states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We currently sell Medicare Advantage private fee-for-service plans, known as PFFS plans, Medicare coordinated care plans, which we call health plans, Medicare prescription drug benefit plans, known as PDPs, Medicare supplement and select, fixed benefit accident and sickness disability insurance and senior life insurance. We distribute these products through an independent general agency system and a career agency system.

        In 2006, we began offering PDPs pursuant to Medicare Part D under the Prescription PathwaySM brand through Pennsylvania Life Insurance Company and American Progressive Life & Health Insurance Company of New York and Marquette National Life Insurance Company, in connection with a strategic alliance with Caremark Rx, Inc., formerly PharmaCare Management Services, Inc., a third party pharmacy benefits manager or PBM and a wholly-owned subsidiary of CVS Caremark Corp. In February 2008, we announced that the parties are terminating this strategic alliance effective December 31, 2008, subject to regulatory approvals. Upon termination of the strategic alliance, Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance.

        We currently operate Medicare Advantage PFFS plans through American Progressive, The Pyramid Life Insurance Company and Marquette as well as Medicare Advantage health plans in Houston and Beaumont, Texas through SelectCare of Texas, L.L.C., in North Texas through SelectCare Health Plans, Inc., and in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. All of these companies are our subsidiaries. In addition, beginning in 2007, we expanded into new health plan markets in North Texas, Oklahoma and Wisconsin.

        CHCS Services, Inc., our administrative services company, provides administrative services for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager or PBM and sponsor of Community CCRxSM , a national Medicare Part D plan with 1.2 million members. Effective on the date of the acquisition, we transferred all of the PDP business of MemberHealth, Inc. except New York business into Pennsylvania Life and we transferred the New York PDP business into American Progressive. In connection with this acquisition, we converted MemberHealth, Inc. into a limited liability company and renamed it MemberHealth, L.L.C.. See Note 4—Business Combinations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    We have prepared accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles or GAAP and consolidate the accounts of Universal American and its subsidiaries:

  •
  American Exchange Life Insurance Company,

  •
  American Pioneer Life Insurance Company,

  •
  American Progressive,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Constitution Life Insurance Company,

  •
  Marquette,

  •
  Pennsylvania Life,

  •
  Pyramid Life,

  •
  Union Bankers Insurance Company,

  •
  Heritage Health Systems, Inc.,

  •
  MemberHealth, and

  •
  CHCS.

        During 2005, we entered into a strategic alliance with Caremark and created Part D Management Services, L.L.C., known as PDMS. PDMS is 50% owned by Universal American and 50% owned by Caremark. We do not control PDMS and therefore PDMS is not consolidated in our financial statements. We account for our investment in PDMS on the equity basis and include it in other assets.

        PDMS principally performs marketing and risk management services on behalf of our PDPs, for which it receives fees and other remuneration from our PDPs and Caremark.

        For the insurance subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances between Universal American and its subsidiaries. We have also eliminated all material intercompany transactions and balances between our subsidiaries.

        The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. You should read the accompanying consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Earnings Per Common Share:    We calculate earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the year and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding for the period. At March 31, 2008, we allocated earnings between common and participating preferred stock as follows:

Net loss attributable to common stock	$(37,196)
Undistributed loss allocated to participating preferred stock	(8,804)

Net loss	$(46,000)

        Income Taxes:    We establish valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on our deferred tax assets of $13.6 million at March 31, 2008 and $3.1 million at December 31, 2007. The increase in valuation allowances at March 31, 2008 from December 31, 2007 is

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

due primarily to an allowance established in connection with the subprime impairment discussed in Note 6.

        Reserve Development:    The Private fee-for-service medical loss ratio increased to 90.7% for the first quarter of 2008 from 87.3% for the first quarter of 2007 primarily due to more competitively placed products and $10 million adverse development of 2007 claim experience.

        Use of Estimates:    The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. Actual results could differ from those estimates. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are future policy benefits and claim liabilities, deferred policy acquisition costs, goodwill, present value of future profits and other intangibles, the valuation of certain investments and income taxes. There have been no changes in our critical accounting policies during the current year.

        Supplemental Cash Flow Information:    Cash and cash equivalents include cash on deposit, money market funds, and short term investments that had an original maturity of three months or less from the time of purchase. Supplemental cash flow information for interest and income taxes paid for continuing and discontinued operations is as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$5,165	$3,209

Cash paid for income taxes	$30,000	$27,009

Non-cash financing activities:
Return of common stock in connection with MemberHealth acquisition (See Note 4—Business Combinations.)	$(34,541)	$—

        Cash flows from investing activities—discontinued operations for the quarter ended March 31, 2007 represents net cash outflows related to the December 2006 sale of our subsidiary, PennCorp Life Canada. The net outflow includes U.S. income taxes paid of $28.2 million, partially offset by approximately $8.4 million of additional proceeds received equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006.

        Significant Accounting Policies:    For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Reclassifications—We have made reclassifications to prior years' financial statements to conform to the current period presentation. These reclassifications had no effect on net income or earnings per share as previously stated.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

        Business Combination—On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations, known as FAS 141(R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, known as FAS 160. These standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling or minority interests in business entities. FAS 141(R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Companies will not be required to adjust assets and liabilities that arose from business combinations with acquisition dates prior to the FAS 141R effective date, with specified exceptions for acquired deferred tax assets and acquired income tax positions. We expect to adopt FAS 141(R) on January 1, 2009, and have not yet determined whether or to what extent FAS 141 (R) will affect our results of operations and financial condition.

        Fair Value Measurements—On January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," known as SFAS 157, which the Financial Accounting Standards Board or FASB issued in September 2006. On the same day, we also adopted the SFAS 157 related FASB Staff Positions or FSPs described below. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price, called an exit price, that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed. An exit price valuation will include margins for risk even if they are not observable. As we obtain release from risk, the margins for risk will also be released through net realized capital gains or losses in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels ("Level 1, 2, and 3").

        We applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that we are required to measure at fair value under existing U.S. GAAP. We determined that there was no effect to our opening retained earnings or current period statement of operations from the implementation of SFAS 157. See Note 7 for additional information regarding SFAS 157.

        In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2") which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for specified nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 applies to the following nonfinancial assets and liabilities, as well as other nonfinancial assets and liabilities:

  •
  Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value; and

  •
  Reporting units measured at fair value in the goodwill impairment test as described in SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable.

As a result of the issuance of FSP FAS 157-2, we did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS

  Acquisitions

  MemberHealth

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held PBM and sponsor of Community CCRx, a national Medicare Part D plan with more than 1.2 million members. Prior to the acquisition, MemberHealth, Inc. was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth, Inc. had more than 60,000 pharmacies in its pharmacy network and covered 98 of the top 100 medications taken by Medicare beneficiaries.

        We paid the original purchase price of $630 million, apportioned 55% in cash and 45% in our common stock valued at $20 per share. We paid transaction costs of approximately $12 million in cash. In addition to the purchase price, the transaction contemplated an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out was $150 million, payable in cash and our common stock.

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, would be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted by MemberHealth in June 2007 for its 2008 Part D plans, and later accepted by CMS. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that we will amortize into income over the contract period, January 1, 2008 to December 31, 2008. We amortized $9.9 million of this acquisition liability in the quarter ended March 31, 2008. We reflected this amortization in direct premium and policyholder fees earned in the consolidated statements of operations set forth above.

        We also discovered after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of pre-tax income for the first quarter of 2007 of approximately $26 million. In our financial statements for the year ended December 31, 2007 included in our filed Form 10K, we adjusted the acquired financial statements to reflect the impact of this error, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

        In connection with these issues, in March 2008, we concluded a settlement agreement and amendment of the merger agreement under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, forgiveness of $15 million of our payment obligations under the original merger agreement and 2,027,071 shares of our common stock. We have retired these shares.

        We have performed the initial purchase accounting for the MemberHealth acquisition. We have prepared the purchase price allocation for the MemberHealth acquisition on a preliminary basis and it is subject to changes as new facts and circumstances emerge. In addition, as discussed above, we have adjusted the purchase price to reflect the settlement agreement. Once we finalize the purchase price, we will adjust the purchase price allocation to reflect the final values. After giving effect to the settlement, the excess of the purchase price over the fair value of net tangible assets acquired, adjusted

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

for deferred income taxes, was approximately $601 million, which we allocated to identifiable intangible assets and goodwill, as follows:

Description	Amount (in millions)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$135	10	Straight line over the estimated life of the membership base
Trademarks/tradenames	20	9	Straight line over the estimated life of the trademarks/tradenames
Licenses	4	15	Straight line over the estimated life of the licenses
Goodwill	442	—	Non amortizing

Total excess of purchase price over tangible book value	$601

        The following condensed balance sheet sets forth the amounts assigned to assets and liabilities for MemberHealth on the date of acquisition, as adjusted to reflect the settlement discussed above:

September 21, 2007
(in thousands)
Assets
Cash and cash equivalents	$74,215
Amortizing intangible assets:
Membership base	135,426
Tradenames/trademarks	20,433
Licenses	3,500
Goodwill	441,926
Due and unpaid premium	135,218
CMS deposit contract receivable	102,856
Other Part D receivables	92,120
Deferred taxes	10,621
Other	28,424

Total Assets	$1,044,739

Liabilities
Policy related liabilities	$297,437
Due to reinsurers	72,243
Other	115,161

Total Liabilities	484,841
Equity	559,898

Total Liabilities and Equity	$1,044,739

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

        We have not included operating results generated by MemberHealth prior to September 21, 2007, the date of acquisition, in our consolidated financial statements. The unaudited consolidated pro forma results of operations, assuming that we purchased MemberHealth on January 1, 2007 are as follows:

Three Months Ended March 31,
2007
(in thousands)
Total revenue	$1,083,343
Loss before taxes	$(28,690)
Net loss	$(16,743)
Loss per common share:
Basic	$(0.21)
Diluted	$(0.20)

        The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on the date assumed, nor is the pro forma information intended to be indicative of our future results of operations.

  Sale of Subsidiary

        On January 19, 2007, we completed the sale of Peninsular Life Insurance Company, an inactive subsidiary, for approximately $7.9 million, resulting in a pre-tax gain of $2.0 million, which we reflected in net realized gains. We received the entire amount in cash: $7.7 million in 2007, and $0.2 million on January 23, 2008.

5. INTANGIBLE ASSETS

        The following table shows our acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		March 31, 2008		December 31, 2007
	Weighted Average Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Traditional Insurance:
Policies in force—Health	9	$18,473	$12,477	$18,473	$12,252
Distribution channel	30	26,684	4,062	22,055	3,492
Policies in force—Life/Annuity	7	4,127	2,250	4,127	2,241
Medicare Part D:
Membership base	10	135,426	3,122	138,000	3,795
Trademarks/tradenames	9	20,433	1,192	18,000	550
Licenses	15	3,500	122	5,000	92
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	8,103	23,988	7,542
Provider contracts	10	15,539	4,256	15,539	3,853
Non-compete	7	1,425	172	1,425	121
Senior Administrative Services:
Administrative service contracts	6	7,671	7,551	7,671	7,526
Hospital network contracts	10	1,797	1,150	1,797	1,093

Total	17	$259,063	$44,457	$256,075	$42,557

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INTANGIBLE ASSETS (Continued)

        The following table shows the changes in the amortizing intangible assets:

	Three months ended March 31,
	2008	2007
	(In thousands)
Balance, beginning of period	$213,518	$54,738
Additions and adjustments	2,988	9,378
Amortization, net of interest	(1,900)	(2,109)

Balance, end of period	$214,606	$62,007

        Estimated future net amortization expense (in thousands) is as follows:

2008 remainder of year	$22,201
2009	23,832
2010	23,384
2011	21,534
2012	21,371
2013	20,948
Thereafter	81,336

$214,606

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2007	Additions	Adjustments	March 31, 2008
	(In thousands)
Traditional Insurance:
Goodwill	$3,893	$1,685	$—	$5,578
Other	4,867	—	—	4,867

Subtotal—Traditional Insurance	8,760	1,685	—	10,445
Medicare Part D—Goodwill	520,764	—	(78,838)	441,926
Senior Managed Care—Medicare Advantage:
Goodwill	67,928	—	—	67,928
Other	5,163	—	—	5,163

Subtotal—Senior Managed Care—Medicare Advantage	73,091	—	—	73,091
Senior Administrative Services—Goodwill	4,357	—	—	4,357

Total	$606,972	$1,685	$(78,838)	$529,819

        Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Traditional Insurance was a result of an acquisition and the decrease in goodwill for Medicare Part D was the result of the MemberHealth adjustment in 2008. For a full discussion of the adjustment see Note 4—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$33,430	$686	$—	$34,116
Government sponsored agencies	82,767	4,201	—	86,968
Other political subdivisions	7,558	147	(1)	7,704
Corporate debt securities	416,226	10,151	(10,505)	415,872
Foreign debt securities	31,716	703	(515)	31,904
Mortgage-backed and asset-backed securities	493,011	7,125	(14,937)	485,199

	$1,064,708	$23,013	$(25,958)	$1,061,763

	December 31, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$34,510	$378	$(2)	$34,886
Government sponsored agencies	95,975	2,750	—	98,725
Other political subdivisions	5,558	34	(57)	5,535
Corporate debt securities	431,002	7,772	(6,633)	432,141
Foreign debt securities	29,363	472	(194)	29,641
Mortgage-backed and asset-backed securities	528,973	4,494	(9,546)	523,921

	$1,125,381	$15,900	$(16,432)	$1,124,849

        At March 31, 2008, gross unrealized losses on mortgage-backed and asset-backed securities reflect unrealized losses of $8,067 on subprime residential mortgage loans, as discussed below. The remaining unrealized losses of $6,870 relate primarily to obligations of commercial mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed security market and related businesses.

        The amortized cost and fair value of fixed maturity investments at March 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$85,586	$88,507
Due after 1 year through 5 years	290,349	296,636
Due after 5 years through 10 years	143,027	142,204
Due after 10 years	52,735	49,217
Mortgage and asset-backed securities	493,011	485,199

	$1,064,708	$1,061,763

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS (Continued)

Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates, generally referred to as "teaser rates," and relaxed underwriting standards for some originators of subprime loans have recently led to higher delinquency and loss rates, especially with regard to securities issued in 2006 and 2007 that are collateralized by interests in mortgages originated in 2006 and 2007; the year of issuance is known as the vintage year. These factors have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of March 31, 2008, we held subprime securities with par values of $144 million, an amortized cost of $73 million and a market value of $65 million representing approximately 4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent. Two of these securities have experienced credit downgrades. Further, twelve securities, including the two already downgraded, with an amortized cost of approximately $25 million have been placed on negative credit watch. The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(In thousands)
2003	$6,709	$5,300	$(1,409)
2004	3,869	3,243	(626)
2005	27,867	22,931	(4,936)
2006	24,414	24,250	(164)
2007	10,402	9,470	(932)

Totals	$73,261	$65,194	$(8,067)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all but 2 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings recently.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS (Continued)

        At December 31, 2007, we recognized an other than temporary impairment on some 2006 and 2007 vintage year holdings, resulting in a pre-tax realized loss on investment of $41 million. As of March 31, 2008, we recognized additional other than temporary impairments in the value of our securities with exposure to subprime mortgages totaling $29.8 million. Twelve of the eighteen securities requiring an other than temporary impairment are on negative credit watch.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services and, while prices in our portfolio have been relatively stable since March 31, 2008, we can not assure that there will not be any further impairments on these securities, until the market as a whole stabilizes.

7. FAIR VALUE MEASUREMENTS

        We carry the following financial instruments at fair value in our consolidated financial statements: fixed maturity investments, equity securities and interest rate swaps. These fair value disclosures include information regarding the valuation of these financial instruments, followed by the fair value measurement disclosure requirements of SFAS 157.

        We applied the provisions of SFAS 157 prospectively to financial instruments that we record at fair value. Our adoption of SFAS 157 did not have an impact on opening retained earnings.

  Fair Value Disclosures

        The following section applies the SFAS 157 fair value hierarchy and disclosure requirements to our financial instruments that we carry at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2, and 3).

        Level 1 observable inputs reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. We currently have no Level 1 securities.

        Level 2 observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Derivative instruments that are priced using models with observable market inputs, such as interest rate, swap contracts, also fall into Level 2 category.

        Level 3 valuations that are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured and/or lower quality asset-backed securities, known as ABS, and private placement equity securities. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent our best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of March 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available-for-sale	$1,061,763	$—	$1,054,674	$7,089
Equity securities	490	—	—	490
Interest rate swaps	257	—	257	—

Total assets	$1,062,510	$—	$1,054,931	$7,579

Liabilities:
Interest rate swaps	$10,715	$—	$10,715	$—

        In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

  Determination of fair values

        The valuation methodologies used to determine the fair values of assets and liabilities under the "exit price" notion of SFAS 157 reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. We determine the fair value of our financial assets and liabilities based upon quoted market prices where available. Fair values reflect adjustments for counterparty credit quality, our credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.

  Valuation of Fixed Maturity and Equity Securities

        We determine the fair value of the majority of our fixed maturity and equity securities using third party pricing service market prices. The following are examples of typical inputs used by third party pricing services:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids, offers, and

  •
  estimated cash flows and prepayments speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, where they develop

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

future cash flow expectations, based upon collateral performance and discount those expectations at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. The estimates in turn reflect the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

        We have analyzed the third party pricing service valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        Due to a general lack of transparency in the process that brokers use to develop prices, we have classified most valuations that are based on broker's prices as Level 3. We have also classified internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing includes significant non-observable inputs. We have classified private placement equity securities as Level 3 due to the lack of observable inputs.

        The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities as of March 31, 2008:

	Fair Value	% of Total Fair Value
	(In thousands)
Mortgage and asset-backed securities	$7,089	93.50%
Equity securities	490	6.50%

Total Level 3 securities	$7,579	100%

Mortgage and asset-backed securities represent private-placement collateralized debt obligations that are thinly traded and priced using an internal model or by independent brokers.

  Interest rate swaps

        We report interest rate swaps in other assets and other liabilities on our consolidated balance sheets at fair value. Their fair value is based on the present value of cash flows as determined by the LIBOR forward rate curve and credit spreads, including our own credit.

        We have classified interest rate swaps as Level 2. We have determined their valuations using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  Level 3 Rollforward

        We classify the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on assumptions about market participant

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

assumptions. A rollforward from January 1, 2008 to March 31, 2008 for the Level 3 financial instruments for which we have used significant unobservable inputs in the fair value measurement on a recurring basis is presented below:

	Fair Value as of December 31, 2007	Total unrealized losses included in AOCI(1)	Settlements	Transfers	Fair Value as of March 31, 2008	Change in unrealized losses
Fixed maturities	$7,757	$(289)	$(379)	$—	$7,089	$(289)
Equity securities	$490	$—	$—	$—	$490	$—

	$8,247	$(289)	$(379)	$—	$7,579	$(289)

(1)
AOCI: Accumulated Other Comprehensive Income

8. STOCKHOLDERS' EQUITY

  Preferred Stock

        We have 3.0 million authorized shares of preferred stock, of which we have designated 300,000 shares as Series A preferred stock and 300,000 shares as Series B preferred stock. The holders of both Series A preferred stock and Series B preferred stock possess specified rights whereby they may, in specified circumstances, convert the shares directly or indirectly into shares of common stock. For a description of our Series A preferred stock and Series B preferred stock, see Note 6—Stockholders' Equity in the notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        At March 31, 2008 and December 31, 2007, there were 47,105 shares of Series A preferred stock outstanding and 127,895 shares of Series B preferred stock outstanding, all of which were issued in connection with raising cash to fund the MemberHealth acquisition and to provide us with capital to support our organic growth.

  Common Stock—Voting

        We currently have authorized for issuance 200 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

Three months ended March 31,	2008	2007
Common stock outstanding, beginning of year	74,952,177	59,890,500
Return of stock issued in connection with MemberHealth acquisition (See Note 4—Business Combinations)	(2,027,071)	—
Stock options exercised	148,737	139,288
Agent stock award	—	2,543
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	(893)	21,043

Common stock outstanding, end of period	73,072,950	60,053,374

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY (Continued)

  Common Stock—Non Voting

        We currently have authorized for issuance 30 million shares of non-voting common stock, par value $0.01 per share. None of this class of stock is, or has been, issued.

  Treasury Stock

        We have approved share repurchase plans with an estimated aggregate 1.8 million shares of our common stock available for repurchase. We currently have 1.0 million shares of our common stock available pursuant to a share repurchase program approved by our board of directors in November 2005. In February 2008, our board of directors approved the repurchase of up to $50 million (approximately 2.8 million shares) of our common shares during an 18-month period beginning on February 18, 2008. We are not obligated to repurchase any specific number of shares under the program or to make repurchases at any specific time. Since this new buyback program started, through March, 31, 2008, we have repurchased 2 million shares of our common stock for an aggregate amount of $23.8 million.

        Changes in treasury stock were as follows:

	For the three months ended March 31,
	2008			2007
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	285,545	$4,258	$14.91	712,868	$10,626	$14.91
Shares repurchased	2,044,239	23,783	11.63	—	—	—
Shares distributed in the form of employee bonuses	(114,312)	(1,417)	11.03	(86,823)	(1,294)	18.47

Treasury stock, end of period	2,215,472	$26,624	$12.02	626,045	$9,332	$14.91

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Net unrealized depreciation on investments	$(2,945)	$(533)
Deferred acquisition cost adjustment	(373)	225
Foreign currency translation gains	426	485
Fair value of cash flow swap on debt	(10,715)	(279)
Deferred tax	4,763	36

Total accumulated other comprehensive loss	$(8,844)	$(66)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue new shares upon the exercise of options granted under these stock-based incentive plans. Detailed information for activity in our stock-based incentive plans can be found in Note 8—Stock-Based Compensation to the financial statements in our annual report on Form 10-K for the year ended December 31, 2007.

  Stock Option Awards

        Beginning January 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123-Revised, "Share-Based Payment," known as FAS 123-R, using the modified prospective method, and began recognizing compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period. We elected to use the Black-Scholes valuation model to value employee stock options, as we had done for our previous pro forma stock compensation disclosures. The adoption of FAS 123-R did not have a material effect on our method of computing compensation costs for options as compared to that used to prepare the pro forma disclosures in prior periods.

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2008	Prior years
Risk free interest rates	2.02% – 4.82%	4.01% – 5.16%
Dividend yields	0.0%	0.0%
Expected volatility	35.60% – 41.08%	35.39% – 42.53%
Expected lives of options (in years)	3.0 – 4.75	3.0 – 6.0

        The weighted-average grant-date fair value was $2.61 for options granted during the first three months of 2008 and was $6.92 for options granted during the first three months of 2007.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the three months ended March 31, 2008 and March 31, 2007 is set forth below:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	4,325	$7.73	4.0
Granted	940	18.47
Exercised	(139)	9.74
Forfeited or expired	(56)	14.21

Outstanding, March 31, 2007	5,070	$9.59	4.0	$49,636

Exercisable, March 31, 2007	3,786	$7.16	3.7	$46,262

Outstanding, January 1, 2008	5,676	$12.71	4.0
Granted	984	14.42
Exercised	(149)	4.12
Forfeited or expired	—	6.51

Outstanding, March 31, 2008	6,511	$12.94	4.0	$15,013

Exercisable, March 31, 2008	3,669	$8.38	3.0	$15,013

        The total intrinsic value of options exercised during the first three months of 2008 was $1.9 million and the total intrinsic value of options exercised during the first three months of 2007 was $1.3 million.

        As of March 31, 2008, the total compensation cost related to non-vested awards not yet recognized was $16.7 million, which we expect to recognize over a weighted average period of 1.6 years.

        We received cash of $0.6 million from the exercise of stock options during the first three months of 2008 and cash of $1.4 million from the exercise of stock options during first three months of 2007. FAS 123-R also requires us to report the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized $0.6 million of financing cash flows for these excess tax deductions for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007.

  Employee Stock Awards

        In accordance with our 1998 Incentive Compensation Plan, we may grant restricted stock to our officers and non-officer employees. We have been issued restricted stock grants which vest ratably over three and four year periods, and some restricted stock grants have contained portions that vest immediately. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant and generally issue restricted stock out of treasury shares. We recognize

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

compensation expense for restricted stock awards on a straight line basis over the vesting period. A summary of the status of our non-vested restricted stock awards is set forth below:

	Three months ended March 31,
	2008		2007
Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	518	$21.06	148	$13.60
Granted	114	10.99	87	18.47
Vested	(38)	17.35	(16)	15.88
Forfeited	—	—	—	—

Non-vested at end of period	594	$19.36	219	$15.35

        The total fair value of shares of restricted stock vested during the three months ended March 31, 2008 was $0.7 million and the total fair value of shares of restricted stock vested during the three months ended March 31, 2007 was $0.3 million.

10. STATUTORY FINANCIAL DATA

        Regulatory authorities require our insurance subsidiaries to maintain minimum amounts of statutory capital and surplus. However, our insurance subsidiaries need substantially more than these minimum amounts to meet statutory and administrative requirements of adequate capital and surplus to support the current level of their operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital or RBC requirements on life insurance enterprises. At March 31, 2008, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of our insurance subsidiaries totaled $447.8 million at March 31, 2008 and $486.1 million at December 31, 2007. For the three months ended March 31, 2008, the insurance subsidiaries generated a combined statutory net loss of $35.0 million. For the three months ended March 31, 2007, the insurance subsidiaries generated combined statutory net income of $10.2 million.

        Regulatory authorities also require our health plan affiliates to maintain minimum amounts of capital and surplus, and these affiliates are also subject to RBC requirements. At March 31, 2008, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The combined statutory capital and surplus for our health plan affiliates was $68.7 million at March 31, 2008 and $64.3 million at December 31, 2007. Combined statutory net income for our health plan affiliates was $5.1 million for the three months ended March 31, 2008 and $5.1 million for the three months ended March 31, 2007.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, we refinanced our amended credit facility and revolving credit facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. For a description of the MemberHealth transaction, see See Note 4—Business Combinations above. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on our previous credit facility and revolving credit facility. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective March 31, 2008, the interest rate on the term loan portion of the new credit facility was 4.33%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value received pursuant to the settlement agreement discussed in Notes 4 and 18, on April 23, we have prepaid $25 million of principal under the new facility, under an approved waiver.

        Under the terms of the new credit facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of March 31, 2008, including the $25 million prepayment discussed above:

2007 Credit Facility
(in thousands)
2008 (remainder of the year)	$27,625
2009	3,500
2010	3,500
2011	3,500
2012	310,125

$348,250

  Short Term Facility

        On January 18, 2007, we requested and received, from the administrative agent for the lenders under our old credit facility, an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, we drew down all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility had a maturity date of September 30, 2007 and bore interest at a spread of 75 basis points over the three month LIBOR rate. The initial rate was 6.1%. On July 18, 2007, we fully repaid the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

  Principal and Interest Payments

        We made regularly scheduled principal payments of $0.9 million during the three months ended March 31, 2008 and $1.3 million during the three months ended March 31, 2007, in connection with

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. LOAN PAYABLE (Continued)

our credit facilities. We repaid the $87.9 million balance outstanding on our old credit facility in connection with the refinancing described above.

        We paid interest of $3.0 million during the three months ended March 31, 2008 and $1.7 million during the three months ended March 31, 2007, in connection with our credit facilities.

12. OTHER LONG TERM DEBT

        We have formed separate statutory business trusts, each of which exists for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures issued by us and engaging in only those activities necessary or incidental to the issuance and payment of these securities. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," we do not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. As of March 31, 2008, the trusts have a combined outstanding balance of $110.0 million in thirty year trust preferred securities.

        We paid $2.2 million in interest in connection with the junior subordinated debentures issued in connection with the trust preferred securities during the three months ended March 31, 2008, and $1.5 million during the three months ended March 31, 2007.

13. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows to be paid under the new credit facility described in Note 11—Loan Payable above. In entering into the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked-in fixed rate. In entering into the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating three-month LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked-in fixed rate. The objective of the hedges is to eliminate the variability of cash flows in the interest payments on the a combined $250 million amount of the variable rate term loan portion of our new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was ($10.7) million at March 31, 2008. We have reflected this fair value in other liabilities. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive (loss) income. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. DERIVATIVE INSTRUMENTS—CASH FLOW HEDGE (Continued)

        Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. This swap contract expires in October 2008. The fair value of this swap was $0.3 million at March 31, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the three months ended March 31, 2008, there was no change in the fair value of the cash flow swap agreements and during the three months ended March 31, 2007, we reported a realized loss of $0.2 million.

14. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a derivative action on December 30, 2005, index no. 05-22523, in the Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action are our officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleges that the same alleged misstatements that were the subject of a prior action that was dismissed after the commencement of the Tsutsui action constituted a breach of fiduciary duty by the officer defendants and the directors that caused us to sustain damages. The Tsutsui action also seeks recovery of any proceeds derived by the officer defendants from the sale of our stock that was in breach of their fiduciary duties. On August 17, 2006, the Court issued an order staying the case until such time, among others, as the prior action is fully and finally resolved or settled.

        Despite the dismissal of the prior action with prejudice, the plaintiff in the Tsutsui action has declined to dismiss the complaint in that case. Accordingly, on October 1, 2007, defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The motion was fully briefed and submitted to the Court for decision on December 19, 2007.

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino vs. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright, index no. 07-13422, in the Supreme Court for New York State, Westchester County. The complaint alleges that

  •
  the defendants who are our directors allegedly breached fiduciary duties they owed to our shareholders in connection with our entering into the merger agreement to acquire MemberHealth and concurrent agreements with equity investors for these equity investors to acquire our securities, and the defendants who are equity investors purportedly aided and abetted that breach; and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (Continued)

  •
  the defendants who are our directors allegedly breached their duty of candor to our shareholders by failing to disclose material information concerning these transactions.

        The plaintiffs sought, among other things, an injunction against the consummation of the transactions and damages in an amount to be determined.

        On May 6, 2008, the parties entered into a stipulation of settlement dated as of May 1, 2008, pursuant to which they have agreed to settle this action. The settlement stipulation provides for the amendment of our by-laws to require specified procedures in the event of related party transactions described in the amendment, and to require that we maintain a committee that includes at least one independent member of our board of directors to oversee the process of preparing bids for the MemberHealth Part D plans. The stipulation also provides for the payment of the plaintiffs' legal fees in an amount not to exceed $800 thousand. Our directors and officers insurance carrier has provisionally agreed to pay 75% of this amount. The payment of the plaintiffs' legal fees and other terms of the settlement are subject to the approval of the Court. Shareholders who are members of the class proposed to be certified in the settlement will receive notice describing the full terms of the settlement.

  Other Litigation

        We have litigation in the ordinary course of our business asserting claims for medical, disability and life insurance benefits and other matters. In some cases, plaintiffs seek punitive damages. We believe that after liability insurance recoveries, none of these actions will have a material adverse effect on our results of operations or financial condition.

15. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income, and the related tax effects for each component, are as follows:

	Three months ended March 31,
	2008			2007
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized (loss) gain arising during the year (net of deferred acquisition costs)	$(32,017)	$(11,206)	$(20,811)	$468	$164	$304
Reclassification adjustment for losses (gains) included in net income	29,008	10,153	18,855	95	33	62

Net unrealized loss	(3,009)	(1,053)	(1,956)	563	197	366
Cash flow hedge	(10,437)	(3,653)	(6,784)	—	—	—
Foreign currency translation adjustment	(59)	(21)	(38)	14	5	9

Other comprehensive (loss) income	$(13,505)	$(4,727)	$(8,778)	$577	$202	$375

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDPs and Caremark, for which it receives fees and other remuneration from our Prescription PathwaySM PDPs and Caremark. We do not control PDMS and therefore we have not consolidated PDMS in our financial statements. We account for our investment in PDMS on an equity basis and reflect it in other assets. Our investment in PDMS was $5.2 million at March 31, 2008 and $1.6 million at December 31, 2007. We reflect our share in the income or loss of PDMS in equity in earnings of unconsolidated subsidiary. Our share in the net income of PDMS was $16.1 million for the three months ended March 31, 2008 and $13.2 million for the three months ended March 31, 2007. PDMS made distributions to its owners aggregating $25.0 million during the three months ended March 31, 2008. Our share of those distributions was $12.5 million. PDMS made distributions to its owners aggregating $28.0 million during the three months ended March 31, 2007. Our share of those distributions was $14.0 million.

        The condensed financial information for 100% of PDMS is as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Assets
Cash and investments	$1,588	$701
Other	10,633	6,071

Total Assets	$12,221	$6,772

Liabilities and Equity
Accrued expenses and other	$1,875	$3,530
Equity	10,346	3,242

Total liabilities and equity	$12,221	$6,772

	Three months ended March 31,
	2008	2007
	(In thousands)
Total revenue	$32,830	$27,146
Total expenses	726	739

Income	$32,104	$26,407

17. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage,

  •
  Medicare Part D,

  •
  Traditional Insurance, and

  •
  Senior Administrative Services.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        We also report the activities of our holding company in a separate segment. We have made reclassifications to conform prior year amounts to the current year presentation. A description of these segments follows:

Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment contains the operations of our initiatives in managed care for seniors.

  •
  We operate various health plans, such as SelectCare of Texas, that offer coverage to Medicare beneficiaries under a contract with CMS in Southeastern Texas, North Texas, Oklahoma and Wisconsin. Our career and independent agents sell the health plans' products, as do our employee representatives on a direct basis.

  •
  In connection with the health plans, we operate separate Management Service Organizations, known as MSOs, that manage that business and affiliated Independent Physician Associations or IPAs. We participate in the net results derived from these affiliated IPAs.

  •
  Our career and independent agents also sell our Medicare Advantage private fee-for-service plans, which also operate under a contract with CMS. We currently market PFFS products in 3,100 counties throughout 47 states.

  •
  In addition, we are preparing to seek CMS authorization and are starting to incur expenses to begin actively marketing Preferred Provider Organization (PPO) products in October 2008 for effective dates of January 1, 2009.

Medicare Part D—This segment consists of

  •
  our Medicare Part D plans, consisting of our Prescription PathwaySM business and the equity in the income or loss of PDMS, which began offering prescription drug coverage for seniors and other Medicare beneficiaries on January 1, 2006, and, since the acquisition of MemberHealth on September 21, 2007, the Community CCRx business, and

  •
  Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008 and the business was assumed by Arkansas Blue Cross. Under the termination provisions of the contract, we will receive an amount equal to two years of the estimated future profits generated by the block of business. We have recorded an estimated amount of $0.8 million in the first quarter of 2008.

        The growth in our Medicare Part D business has resulted in an increase in the level of seasonality in our reported results during a given calendar year. This business generally sees higher claims experience in the early quarters of the year, with lower claims experience in the later quarters of the year, resulting in a pattern of increasing reported net income attributable to the Part D business.

Traditional Insurance—This segment consists of

  •
  our Medicare supplement business,

  •
  our traditional and universal life insurance and fixed annuities business distributed through our career agency sales force and through our network of independent general agencies,

  •
  specialty health insurance products, primarily fixed benefit accident and sickness disability insurance sold to the middle income self-employed market in the United States, and

  •
  products that we no longer sell such as long term care and major medical insurance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

Senior Administrative Services—Our senior administrative services subsidiary acts as a third party administrator and service provider of senior market insurance products and geriatric care management for both affiliated and unaffiliated insurance companies. This business provides the following services:

  •
  policy underwriting and issuance,

  •
  telephone and face-to-face verification,

  •
  policyholder services,

  •
  agent licensing,

  •
  commission payment,

  •
  claims adjudication,

  •
  case management,

  •
  care assessment,

  •
  referral to health care facilities and

  •
  administration of our Prescription PathwaySM Part D prescription drug plans, which commenced on January 1, 2006.

Corporate—This segment reflects the activities of our parent holding company, such as debt service, senior executive compensation, and compliance with requirements resulting from our status as a public company.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments and interest on notes payable or receivable between the Corporate segment and the operating segments.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended March 31,
	2008		2007
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$566,719	$371	$382,016	$5,992
Medicare Part D	573,163	(29,634)	105,902	4,989
Traditional Insurance	122,857	1,019	134,911	(5,167)
Senior Administrative Services	22,570	6,023	25,565	5,837
Corporate	669	(4,084)	653	(7,754)
Intersegment revenues	(16,131)	—	(19,329)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(29,008)	(29,008)	1,904	1,904
Equity in earnings of unconsolidated subsidiary(2)	(16,052)	—	(13,203)	—

Total	$1,224,787	$(55,313)	$618,419	$5,801

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

(2)
We report the equity in the earnings of unconsolidated subsidiary as revenue for our Medicare Part D segment for purposes of analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, we included this amount as a separate line following income from continuing operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Traditional Insurance	$1,410,497	$1,475,299
Medicare Part D	1,299,873	1,313,538
Senior Managed Care—Medicare Advantage	1,040,021	1,050,336
Senior Administrative Services	26,918	30,903
Corporate	1,592,814	1,753,467
Intersegment assets(1)	(1,326,602)	(1,533,780)

Total Assets	$4,043,521	$4,089,763

(1)
Intersegment assets reflect the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

18. SUBSEQUENT EVENTS

        On April 23, 2008, upon the request of Welsh, Carson, Anderson & Stowe X, L.P., which we call "WCAS X," and pursuant to the securities purchase agreement dated May 7, 2007 between us, WCAS X and other parties, a copy of which was included as Exhibit 10.1 to our Current Report on Form 8-K, dated May 11, 2007, we issued to WCAS X 5,000 shares of our Series B participating convertible preferred stock, par value $1.00 per share, in exchange for a like number of shares of our Series A participating convertible preferred stock. The shares of Series A preferred stock thereby exchanged by WCAS X had been issued and sold to WCAS X in connection with the previously announced private placement of Series A preferred stock and Series B preferred stock to WCAS X and other investors that closed on May 15, 2007.

        As a result of the Settlement Agreement relating to the acquisition of MemberHealth under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, forgiveness of $15 million of our payment obligations under the original merger agreement and 2,027,071 shares of our common stock, and under an approved waiver, on April 23, we have prepaid $25 million of principal under our new Credit Facility (see Notes 4 and 11).

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our Company as of March 31, 2008 and our results of operations for the three months ended March 31, 2008 and 2007. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007.

Overview

        As a result of the MemberHealth acquisition and Medicare Advantage expansion discussed in the notes to our financial statements set forth above, we have modified the way we manage and report our business compared to the quarter ended March 31, 2008. Our Senior Managed Care—Medicare Advantage segment remains unchanged and we continue to provide separate information on the results of our PFFS and HMO businesses contained in this segment. In addition, we are now including separate information regarding development of our preferred provider organization. We have split Part D from our Senior Market Health segment and formed a new segment to include both our Prescription PathwaySM product and Community CCRSM product. We have combined the remaining former Senior Market Health segment, primarily Medicare supplement, with the former Specialty Health and Life & Annuity segments to form a new combined segment, Traditional Insurance. The Senior Administrative Services segment remains unchanged and we continue to report the corporate activities of our holding company in a separate segment. We have made reclassifications to conform prior year amounts to the current year presentation. See "Note 17—Business Segment Information" in our consolidated financial statements included in this quarterly report on Form 10-Q for a description of our segments.

        We report inter-segment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These inter-segment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The significant items eliminated are

  •
  inter-segment revenue and expense relating to services performed by the Senior Administrative Services segment for our other segments,

  •
  inter-segment revenue and expense relating to PBM services performed by the Part D segment for other segments, and

  •
  interest on notes payable or receivable between the Corporate segment and the other operating segments.

Critical Accounting Policies

        We have prepared our consolidated financial statements in accordance with generally accepted accounting principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. Actual results could differ from those estimates. The accounts that, in our judgment, are most critical to the preparation of our financial statements are:

  •
  future policy benefits and claim liabilities,

  •
  deferred policy acquisition costs,

  •
  goodwill,

  •
  present value of future profits and other intangible assets,

  •
  the valuation of specified investments, and

  •
  deferred income taxes.

There have been no changes in our critical accounting policies during the current quarter.

  Policy related liabilities

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with actuarial assumptions we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would need to increase our liabilities, resulting in reduced net income and shareholders' equity.

        A summary of our liabilities by category is presented in the following table:

Liability Type

	March 31, 2008		December 31, 2007
	Amount	% of Total Policy Liabilities	Amount	% of Total Policy Liabilities
	($ in thousands)
Policyholder account balances	$424,991	23%	$434,859	24%
Future policy benefit reserves:
Traditional life insurance	204,338	11%	202,258	11%
Accident and health	415,072	22%	414,192	23%

Total future policy benefit reserves	619,410	33%	616,450	34%

Policy and contract claims—accident and health:
Due and unpaid claims	533,887	28%	435,073	24%
Incurred but not reported claims ("IBNR")	283,520	15%	302,116	17%

Total accident and health claim liabilities	817,407	43%	737,189	41%
Policy and contract claims—life	12,313	1%	12,213	1%

Total policy liabilities	$1,874,121	100%	$1,800,711	100%

  Policyholder Account Balances

        Policyholder account balances represent the balance that accrues to the benefit of the policyholder, otherwise known as the account value, as of the financial statement date. Account values increase to reflect additional deposits received and interest credited based on the account value. Account values decline to reflect surrenders and other withdrawals, including withdrawals relating to the cost of insurance and expense charges. We review the interest crediting rates periodically and adjust them with certain minimum levels below which the crediting rate cannot fall as deemed necessary

  Future Policy Benefit Reserves—Traditional Life Insurance Policies

        The liability for future policy benefits represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate.

  Future Policy Benefit Reserves—Accident and Health Policies

        The liability for future policy benefits represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate.

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

  Policy and Contract Claims—Accident and Health Policies

        The policy and contract claims liability for our accident and health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not yet reported claims, known as IBNR. Our accident & health claims liability by major product grouping is as follows:

Accident & Health Claims Liability

	Direct and Assumed				Net of Reserves Ceded to Reinsurers
	March 31, 2008	% of Total Policy Liabilities	December 31, 2007	% of Total Policy Liabilities	March 31, 2008	December 31, 2007
	($ In thousands)
Due & unpaid claims:
Medicare Part D	$441,327	24%	$352,688	20%	$409,769	$336,218
Medicare Advantage—HMO	68,650	4%	59,058	3%	63,840	53,563
Other—specialty	23,910	1%	23,327	1%	9,039	9,106

Total due & unpaid claims	533,887	28%	435,073	24%	482,648	398,887
IBNR:
Medicare supplement	47,008	3%	46,834	3%	33,625	33,653
Medicare Advantage—Private Fee-For-Service	227,185	12%	246,048	14%	225,877	240,832
Other—specialty	9,327	—%	9,234	1%	7,438	7,240

Total IBNR	283,520	15%	302,116	18%	266,940	281,725

Total accident and health claim liabilities	$817,407	43%	$737,189	42%	$749,588	$680,612

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

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which we are estimating incurred claims, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern, adjusted for known changes in claim inventory levels and claim payment processes, remains consistent over a specified rolling period. This period, ranging from 3 to 12 months, is dependent on the type of business valued. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, we estimate the incurred claims primarily from a trend analysis based upon per member per month, known as PMPM, claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

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

        Our historical assumptions have not varied significantly from the actual amounts experienced to the extent that the variance resulted in a material adverse impact on reserves and net income, other than $10 million adverse development of 2007 claims experience on our PFFS business, which is discussed in connection with Segment Results—Senior Managed Care—Medicare Advantage, later in this section. We have included a summary of the activity in our accident & health policy and contract claim liability in Note 9—Accident & Health Policy and Contract Claim Liabilities in the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2008 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$2,709	(3)%	$(10,979)
(2)%	$1,800	(2)%	$(7,220)
(1)%	$892	(1)%	$(3,660)
1%	$(890)	1%	$3,671
2%	$(1,780)	2%	$7,341
3%	$(2,668)	3%	$11,012

    (1)
    Reflects estimated potential changes in medical and other expenses payable, caused by changes in completion factors for incurred months prior to the most recent three months.

    (2)
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
  policy issue costs,

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

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises." Under FAS No. 60, when a policy lapses, we must amortize the remaining balance of DAC relating to that policy as of the date of the lapse. During 2007, we experienced an increase in the amount of lapses on our Medicare supplement business, resulting in an increased level of DAC amortization. During the first quarter of 2008, we saw improved persistency on this business, requiring less amortization of DAC.

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

        We determined, based on our annual tests for potential unlocking of assumptions for DAC for our Medicare supplement business performed in the third quarter of 2007, that there were no significant changes in the actual premium rate increase experience. Accordingly, we did not prospectively unlock the assumptions for DAC for our Medicare supplement business during 2007. The balance of DAC for our Medicare supplement business as of March 31, 2008 was approximately $106.5 million.

        We write off deferred policy acquisition costs to the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs.

  Amortization of present value of future profits and other intangibles

        Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing such fair values as the new accounting basis. The present value of future profits is based on an estimate of the cash flows of the in force business acquired, discounted to reflect the present value of those cash flows. The discount rate we select depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase. Adjustments, if any, in subsequent periods relate to resolution of pre-acquisition contingencies, tax matters and refinements made to estimates of fair value in connection with the preliminary allocation.

        Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7-9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7-10	Straight line over the estimated weighed average life of the membership base acquired.
Trademarks/tradenames	9	Straight line over the estimated weighted average life of the trademarks/tradenames.
Licenses	15	Straight line over the estimated weighed average life of the licenses.
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        At least annually, we review the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of these assets is not recoverable, in which case we would recognize an impairment charge. We believe that no impairments of present value of future profits, goodwill or other identified intangibles existed as of March 31, 2008.

  Investment valuation

        The fair value for the majority of our fixed maturity and equity securities is determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. See Part I, Item 3, Quantitative and Qualititative Disclosures About Market Risk, for a discussion regarding the interest rate sensitivity of our investment portfolio.

        We have analyzed the third party pricing services valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.

        The following table presents the fair value of fixed maturity and equity securities that are carried at fair value by SFAS 157 hierarchy levels, as of March 31, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—
Level 2	1,054,674	99.3%
Level 3	7,579	0.7%

	$1,062,253	100.0%

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

        Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on broker's prices are classified as Level 3. Internal model priced securities, primarily consisting of private placement asset-backed securities, are also classified as Level 3 because this model pricing includes significant non-observable inputs. Private placement equity securities are classified as Level 3 due to the lack of observable inputs.

        The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities as of March 31, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Mortgage and asset-backed securities	$7,089	93.5%
Equity securities	490	6.5%

Total Level 3 securities	$7,579	100%

        Mortgage and asset-backed securities represents private-placement collateralized debt obligations that are thinly traded and priced using an internal model or by independent brokers.

  Impairment

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and is considered on an individual security basis, not on a portfolio basis. Impairment losses for certain mortgage-backed and asset-backed securities are recognized when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. Impairment losses are also recognized when declines in fair values based on quoted prices are determined to be other than temporary.

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. Our accounting policy requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary. If we deem the security to be other-than-temporarily impaired, we record a charge in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals that identify securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

        We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include:

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost,

  •
  the financial condition, credit rating and near-term prospects of the issuer,

  •
  whether the debtor is current on contractually obligated interest and principal payments and

  •
  the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, trading on these securities is restricted unless approved by members of the Investment Committee. The Investment Committee will only authorize the sale of these securities based on criteria that relate to events that could not have been foreseen. Examples of the criteria are the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

  Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages. Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The slowing U.S. housing market, greater use of mortgage products with low introductory interest rates, generally referred to as "teaser rates," and relaxed underwriting standards for some originators of subprime loans have recently led to higher delinquency and loss rates, especially with regards to securities issued in 2006 and 2007 that are collateralized by interests in mortgages originated in 2006 and 2007; the year of issuance is known as the vintage year. These factors have caused a significant reduction in market liquidity and repricing of risk, which has led to a decrease in the market valuation of these securities sector wide.

        As of March 31, 2008, we held subprime securities with par values of $144 million, an amortized cost of $73 million and a market value of $65 million representing approximately 4% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent. Two of these securities have experienced credit downgrades. Further, twelve securities, including the two already downgraded, with an amortized cost of approximately $25 million have been placed on negative credit watch. The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(In thousands)
2003	$6,709	$5,300	$(1,409)
2004	3,869	3,243	(626)
2005	27,867	22,931	(4,936)
2006	24,414	24,250	(164)
2007	10,402	9,470	(932)

Totals	$73,261	$65,194	$(8,067)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all but 2 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings recently.

        At December 31, 2007, we recognized other than temporary impairments in the value of our securities with exposure to subprime mortgages totaling $41.0 million. As of March 31, 2008, we recognized other than temporary impairments in the value of our securities with exposure to subprime mortgages totaling $29.8 million. We continue to review the estimated fair values indicated by pricing provided by the third party pricing services and, while prices in our portfolio have been relatively stable since March 31, 2008, we cannot give assurance that there will be no further impairments on these securities, until the market as a whole stabilizes. However, we believe that we will recover principal and interest greater than the market prices currently indicate.

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

        As of March 31, 2008, we have $13.6 million of valuation allowances primarily related to the tax benefits associated with a New York state net operating loss carryforward ($2.9 million) and the tax benefit of the impairment taken on subprime mortgage investments ($10.4 million).

Significant Transactions and Initiatives

  Medicare Advantage

        We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Texas, Oklahoma and Wisconsin. We have continued to increase our marketing of Medicare Advantage plans for Medicare HMOs and PFFS.

        As of March 31, 2008 our HMO enrollment has increased to approximately 52,000 members. We elected not to renew our Medicare Advantage contract in Florida for 2008, and as of January 1, 2008 we had no membership in Florida.

        Through our insurance subsidiaries American Progressive, Pyramid Life and Marquette we currently offer our PFFS products in 47 states in 2008, up from 35 states at December 31, 2007. As of March 31, 2008 our enrollment in PFFS plans has decreased to approximately 176,000 members.

        In late 2007, we began efforts to cultivate provider relationships to establish Medicare Advantage preferred provider organizations, known as PPOs. In December 2007, we advised CMS of our intent to market PPO products and as of March 31, 2008, we had contracted with providers in several markets. We are preparing to seek CMS authorization to begin actively marketing PPO products in October 2008 for effective dates of January 1, 2009. While we cannot provide assurances that we will receive all necessary authorizations from CMS, based upon our experience with Medicare Advantage products, we are confident necessary approvals will be obtained.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the MMA. The Federal government pays a portion of the premium for this insurance, and the individuals who enroll pay the balance, if any. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to specified low income Medicare beneficiaries. For the 2008 plan year, we offered, through our insurance subsidiaries, our Prescription PathwaySM prescription drug plans in all 34 regions designated by CMS in which we bid. In addition, since we had a national plan bid below the benchmark in 30 regions, we received auto assignment of dual eligibles and low income subsidy beneficiaries who are dually eligible for Medicare and Medicaid in these 30 regions.

        Through our strategic alliance with Caremark, we retain 50% of the Medicare Part D business of our Prescription PathwaySM PDPs. PharmaCare Re reinsures the remainder on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our PDPs, other than our MemberHealth PDPs and PharmaCare Re.

        We also participated, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008 and the business was assumed by Arkansas Blue Cross . Under the termination provisions of the contract, we will receive an amount equal to two years of the estimated future profits generated by the block of business. We have recorded an estimated amount of $0.8 million in the first quarter 2008.

  MemberHealth

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held pharmacy benefits manager, or PBM, and sponsor of Community CCRxSM, a national Medicare Part D plan with 1.2 million members. Prior to the acquisition, MemberHealth was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. MemberHealth, Inc. had more than 60,000 pharmacies in its pharmacy network and covered 98 of the top 100 medications taken by Medicare beneficiaries.

        We paid the initial purchase price of $630 million, 55% in cash and 45% in our common stock valued at $20 per share. We paid transaction costs of approximately $12 million in cash. In addition to the purchase price, the transaction includes an additional three year earn-out tied to target earnings from the MemberHealth business. The maximum aggregate amount potentially payable under the performance-based earn-out is $150 million, payable in cash and our common stock.

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, will be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted by MemberHealth in June 2007 for its 2008 Part D plans, and later accepted by CMS. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that is being amortized into income over the contract period, January 1, 2008 to December 31, 2008. We amortized $9.9 million of this acquisition liability in the quarter ended March 31, 2008. This amortization is reflected in direct premium and policyholder fees earned in the consolidated statements of operations.

        We also discovered after December 31, 2007 that MemberHealth incorrectly calculated its expected risk corridor receivable in its first quarter 2007 financial statements, resulting in an overstatement of pre-tax income for the first quarter of 2007 of approximately $26 million. In our financial statements for the year ended December 31, 2007 included in our filed Form 10K, we adjusted the acquired financial statements to reflect the impact of this error, through an adjustment to purchase GAAP accounting, which reduced receivables and increased goodwill by $23 million, the after-tax amount of the misstatement.

        In connection with these issues, in March 2008, we concluded a settlement agreement under which the sellers of MemberHealth delivered approximately $98 million of value, including $47 million in cash, 2,027,071 shares of our common stock and $15 million in future amounts due to the sellers, which have been forgiven. We have retired the shares.

        We expect the MemberHealth transaction to create significant strategic benefits, including the opportunity for us to build upon MemberHealth's successful pharmacy-centric business model through its ongoing alliance with the National Community Pharmacists Association, known as the NCPA and to introduce additional value-oriented health products and services into the market.

        To fund the cash required to close the transaction and to provide us with capital to support our organic growth, investment funds operated by Lee Equity Partners, LLC, Perry Capital, LLC, Union Square Partners Management, LLC, the successor to Capital Z Management, LLC, and Welsh, Carson, Anderson & Stowe X, L.P., acquired shares of our preferred stock valued at $20 per equivalent share of our common stock. The preferred stock is convertible into shares of our common stock. The preferred stock does not bear a dividend, and we can require exchange of the preferred stock into common stock after one year. See Note 8—Stockholders' Equity to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, for additional information regarding the preferred stock. These funds invested a total of approximately $350 million, of which they funded $100 million in the second quarter of 2007, and the remainder effective September 21, 2007. We did not register the preferred stock under the Securities Act of 1933, as amended, and it may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirement.

Results of Operations—Consolidated Overview

        The following table reflects (loss) income from each of our segments and contains a reconciliation to reported net (loss) income:

	Three months ended March 31,
	2008	2007
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$371	$5,992
Medicare Part D(1)	(29,634)	4,989
Traditional Insurance(1)	1,019	(5,167)
Senior Administrative Services(1)	6,023	5,837
Corporate(1)	(4,084)	(7,754)
Net realized gains (losses) on investments	(29,008)	1,904

Income before provision for income taxes(1)	(55,313)	5,801
(Benefit) provision for income taxes	(9,313)	1,440

Net (loss) income	$(46,000)	$4,361

Earnings per common share (diluted):
Net (loss) income	$(0.50)	$0.07

(1)
We evaluate the results of operations of our segments based on income before realized gains and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from generally accepted accounting principles, which includes the effect of realized gains in the determination of net income. The schedule above reconciles our segment income to net income in accordance with generally accepted accounting principles.

  Three months ended March 31, 2008 and 2007

        The net loss for the three months ended March 31, 2008 was $46.0 million, or $0.50 per diluted share, compared to net income of $4.4 million, or $0.07 per diluted share for the three months ended March 31, 2007. The net loss for the first quarter of 2008 includes realized investment losses, net of tax, of $29.3 million, or $0.32 per diluted share, relating primarily to the recognition of other than temporary impairment of certain of our securities with exposure to subprime mortgages. Net income for the first quarter of 2007 includes realized investment gains, net of tax, of $1.2 million, relating primarily to the gain on the sale of Peninsular. Our effective tax rate was 16.8% for the first quarter of 2008, and 24.8% for the first quarter of 2007. The decline in the effective tax rate in the first quarter of 2008 is due primarily to a valuation allowance established in connection with the subprime impairment

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $0.4 million in the three months ended March 31, 2008, a decrease of $5.6 million compared to the first three months ended March 31, 2007, primarily due to an increased medical loss ratio on our PFFS plan offerings and $1.3 million of start-up costs associated with establishing a PPO network partially offset by improved HMO results.

        Our Medicare Part D income decreased by $34.6 million, compared to the first quarter of 2007. MemberHealth was acquired on September 21, 2007 and the three months ended March 31, 2008 includes a loss of $29.2 million on MemberHealth's business, as this is a period of the year that typically generates operating losses for prescription drug plans due to the seasonal nature of the benefits provided.

        Our Traditional Insurance segment income increased by $6.2 million, compared to the first quarter of 2007, due to increased earnings on Medicare supplement business, partially offset by lower earnings on specialty health. Income from our life insurance and annuity business was flat, compared to the first quarter of 2007. The overall loss ratio for the segment was 77.1% for the quarter ended March 31, 2008, compared with 78.9% for the same period last year. Individual loss ratios for the quarter ended March 31, 2008 were 76.2% for Medicare supplement, compared with 78.2% for the same period last year; 92.5% for specialty health, compared with 91.0% for the same period last year and 63.1% for life and annuity, compared with 67.4% for the same period last year.

        Segment income for our Senior Administrative Services segment increased by $0.2 million, or 3%, to $6.0 million for the first quarter of 2008, as compared to the same period of 2007. This increase is primarily the result of the growth in business administered.

        The loss from our Corporate segment decreased by $3.7 million, or 47%, for the first quarter of 2008 compared to the first quarter of 2007. The improvement was due primarily to significantly lower officer bonus expenses and an increase in net investment income, partially offset by an increase in interest costs, and the cost of stock based compensation.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2008	2007
	(In thousands)
Net premiums	$561,685	$379,098
Net investment and other income	5,034	2,918

Total revenue	566,719	382,016

Medical expenses	490,290	317,027
Amortization of intangible assets	1,014	971
Commissions and general expenses	75,044	58,026

Total benefits, claims and other deductions	566,348	376,024

Segment income	$371	$5,992

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our private fee-for-service business, known as PFFS, and our coordinated care plans, which we refer to as HMO's, that offer coverage to Medicare beneficiaries in southeastern Texas, north Texas, Oklahoma and Wisconsin. These businesses provide managed care for seniors under a contract with CMS. Our career and independent agents currently sell PFFS through American Progressive, Pyramid Life and Marquette in approximately 3,100 counties across 47 states. Our HMO products are sold by our career and independent agents and directly by employee representatives. In addition, beginning in 2008, this segment includes start up costs associated with the establishment of an affiliated PPO.

  Three months ended March 31, 2008 and 2007

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $0.4 million in the three months ended March 31, 2008, a decrease of $5.6 million compared to the first three months ended March 31, 2007, primarily due to an increased medical loss ratio on our PFFS plan offerings and $1.3 million of start-up costs associated with the PPO, partially offset by improved HMO results.

Private Fee-for-Service

	Three months ended March 31,
	2008	2007
	(In thousands)
Net premiums	$409,008	$264,466
Net investment and other income	3,260	1,246

Total revenue	412,268	265,712

Medical expenses	371,141	230,942
Commissions and general expenses	50,048	35,502

Total benefits, claims and other deductions	421,189	266,444

Net loss	$(8,921)	$(732)

        Membership.    For a discussion of the accounting for Medicare Advantage policies, including PFFS, see Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of March 31, 2008 is likely to be material.

  Three months ended March 31, 2008 and 2007

        Revenues.    Net premiums for the PFFS business increased by $144.5 million compared to the three months ended March 31, 2007, primarily due to growth in membership. Membership increased to approximately 176,000 as of March 31, 2008 from approximately 146,000 as of March 31, 2007. Net investment income increased by $2.0 million, due primarily to growth in invested assets as a result of growth in business partially offset by a decline in interest rates.

        Benefits, Claims and Expenses.    Medical expenses increased by $140.2 million, compared to the first quarter of 2007, primarily due to growth in membership combined with an increase in the medical loss ratio. The PFFS medical loss ratio increased to 90.7% for the first quarter of 2008 from 87.3% for the first quarter of 2007 primarily due to more competitively priced products and $10 million adverse development of 2007 claim experience. Commissions and general expenses increased by $14.5 million compared to the first quarter of 2007, due primarily to the growth in business.

HMOs

	Three months ended March 31,
	2008	2007
	(In thousands)
Net premiums	$152,677	$114,632
Net investment and other income	1,774	1,672

Total revenue	154,451	116,304

Medical expenses	119,149	86,085
Amortization of intangible assets	1,014	971
Commissions and general expenses	23,703	22,524

Total benefits, claims and other deductions	143,866	109,580

Net income	$10,585	$6,724

  Three months ended March 31, 2008 and 2007

        Revenues.    Net premiums for our HMOs increased by $38.1 million, or 33%, compared to the first quarter of 2007, primarily due to growth in membership. Medicare membership increased to approximately 52,000 members at March 31, 2008 from approximately 45,100 at March 31, 2007. In addition, the first quarter of 2008 reflects a full quarter of revenue from Harmony Health, which we acquired on March 1, 2007, an increase of $10.3 million.

        Benefits, Claims and Expenses.    Medical expenses increased by $33.1 million, or 38%, compared to the first quarter of 2007. Growth in Medicare membership added approximately $23.6 million and three full months of the Harmony Health commercial business added $6.5 million. Of the remaining $3.0 million balance, $2.9 million was due to increase of utilization of member benefits. The medical loss ratio for the HMOs increased to 77.5% for the first quarter of 2008, from 75.3% for the first quarter of 2007, as a result of an increase in utilization of member benefits and provider compensation. Commissions and general expenses, as a percent of net premiums, decreased by 4.2% from 19.7% in the first quarter of 2007 to 15.5% in the first quarter of 2008. The first quarter of 2007 included start up costs associated with the acquisition of members in new markets.

	Three months ended March 31,
PPOs
	2008	2007
Net premiums	$—	$—
Net investments and other income	—	—

Total revenue	—	—

Medical expenses	—	—
Amortization of intangible assets	—	—
Commisions and general expenses	1,293	—

Total benefits, claims and other deductions	1,293	—

Net loss	$1,293	$—

  Three months ended March 31, 2008 and 2007

        Expenses.    Commisions and general expenses increased by $1.3 million compared to the first quarter of 2007 due to the costs of establishing the PPO network.

Segment Results—Medicare Part D

	Three months ended March 31,
	2008	2007
	(In thousands)
Direct and assumed premium	$523,542	$134,083
Risk corridor adjustment/government reinsurance	126,311	46,235

Direct and assumed premium after risk corridor adjustment	649,853	180,318
Ceded premium	(99,088)	(88,871)

Net premium	550,765	91,447
Other Part D income—PDMS	16,052	13,203

Total Part D revenue	566,817	104,650
Net investment and other income	6,346	1,252

Total revenue	573,163	105,902

Pharmacy benefits	544,450	91,388
Commissions and general expenses	58,347	9,525

Total benefits, claims and other deductions	602,797	100,913

Segment (loss) income	$(29,634)	$4,989

        On January 1, 2006, we began providing prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under our Prescription PathwaySM PDPs. We reinsure 50% of the business of our Prescription PathwaySM PDPs to PharmaCare Re.

        We also participated, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008 and the business was assumed by Arkansas Blue Cross. Under the termination provisions of the contract, we will receive an amount equal to two years of the estimated future profits generated by the block of business. We have recorded an estimated amount of $0.8 million in the first quarter 2008.

        For a discussion of the accounting for Part D see Notes 2 and 15 of the notes to the consolidated financial statements in our annual report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of March 31, 2008 is likely to be material.

        Other Part D income—PDMS represents our equity in the earnings or loss of PDMS. We report this as revenue for segment reporting purposes in analyzing the ratio of net pharmacy benefits incurred because the amount is incorporated in the calculation of the risk corridor adjustment. For consolidated reporting, this amount is included as a separate line following income from continuing operations. See the reconciliation of segment revenues in Note 17 of the notes to the consolidated financial statements in this quarterly report on Form 10-Q.

  Three months ended March 31, 2008 and 2007

        Our Medicare Part D income decreased by $34.6 million, compared to the first quarter of 2007. MemberHealth was acquired on September 21, 2007 and the three months ended March 31, 2008 includes a loss of $29.2 million on MemberHealth's business, as this is a period of the year that typically generates operating losses for prescription drug plans due to the seasonal nature of the benefits provided.

        Membership.    At March 31, 2008, our total membership for Medicare Part D was 1,846,000 members compared to 490,000 members at March 31, 2007, an increase of 1,356,000 members principally attributable to our acquisition of MemberHealth. For Prescription PathwaySM. we based our membership on enrollment information provided by CMS which indicated that, as of March 31, 2008, approximately 537,000 members were enrolled, that we participate in on a 50% basis, for which we were paid by CMS. This represents an increase of 15% over the March 31, 2007 membership of approximately 466,000. As a result of our acquisition of MemberHealth, our Part D membership as of March 31, 2008, also includes approximately 1,309,000 members enrolled in our Community CCRxSM PDP. Prior to January 1, 2008, we participated, on a 33.3% basis, in BCBS that had approximately 24,000 members at March 31, 2007.

        Revenues.    Direct and assumed premium increased by $381.8 million, or 295%, compared to the first quarter of 2007. This growth resulted primarily from the acquisition of MemberHealth which generated $381.6 million of direct and assumed premium in the first quarter of 2008. The MemberHealth premium includes $9.9 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment increased revenue by an additional $87.7 million compared to the first quarter of 2007. The government risk corridor adjustment from MemberHealth was an increase in revenues of $78.0 million. The government risk corridor adjustment from our Prescription PathwaySM business was $2.5 million more of an increase in revenue in the first three months of 2008 compared to 2007.

        Other Part D income—PDMS increased by $2.8 million compared to the first quarter of 2007 as a result of growth in business at PDMS. Net investment and other income increased by $5.1 million principally as a result of $3.9 million of PBM revenues from MemberHealth.

        Benefits, Claims and Expenses.    Pharmacy benefits increased by $453.1 million, compared to the first quarter of 2007. The MemberHealth business generated $445.9 million of benefits in the quarter, while benefits for our Prescription PathwaySM business increased by $7.2 million or 7.8% over the first quarter of 2007. The ratio of incurred prescription drug benefits to net premium for 2008 was 100.7% compared to 99.9% for 2007. Commissions and general expenses increased by $48.8 million, compared to the first quarter of 2007. MemberHealth added $48.4 million during the quarter. The balance of the increase of $0.4 million relates to the growth in our Prescription PathwaySM business.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2008	2007
	(In thousands)
Premiums:
Direct and assumed	$227,111	$235,173
Ceded	(121,902)	(117,825)

Net premiums	105,209	117,348
Net investment income	16,422	17,509
Other income	1,226	54

Total revenue	122,857	134,911
Policyholder benefits	81,153	92,574
Interest credited to policyholders	4,139	4,705
Change in deferred acquisition costs	7,530	10,224
Amortization of intangible assets	804	1,028
Commissions and general expenses, net of allowances	28,212	31,547

Total benefits, claims and other deductions	121,838	140,078

Segment income (loss)	$1,019	$(5,167)

  Three months ended March 31, 2008 and 2007

        Our Traditional Insurance segment income increased by $6.2 million, compared to the first quarter of 2007, due to increased earnings on Medicare supplement business, partially offset by lower earnings on specialty health. Income from our Life Insurance and Annuity business was flat, compared to the first quarter of 2007. The overall loss ratio for the segment was 77.1% for the quarter ended March 31, 2008, compared with 78.9% for the same period last year. Individual loss ratios for the quarter ended March 31, 2008 were 76.2% for Medicare supplement, compared with 78.2% for the same period last year; 92.5% for specialty health, compared with 91.0% for the same period last year and 63.1% for life and annuity, compared with 67.4% for the same period last year.

        Revenues.    Net premium declined by $12.1 million, or 10% and was primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

Premium

	Three months ended March 31,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare supplement	$101,380	$(27,500)	$73,880	$116,271	$(32,444)	$83,827
Specialty health	106,189	(88,803)	17,386	99,662	(80,724)	18,938
Life insurance and annuity	19,542	(5,599)	13,943	19,240	(4,657)	14,583

Total premium	$227,111	$(121,902)	$105,209	$235,173	$(117,825)	$117,348

        Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $11.4 million, or 12%, compared to the first quarter of 2007. The overall loss ratio for the segment decreased to 77.1% for the first quarter of 2008 compared to 78.9% for the first quarter of 2007. The decline in benefits was principally caused by a reduction in Medicare supplement benefits of $9.2 million as a result of a decline in the business and the improvement in the loss ratio to 76.2% for the first quarter of 2008 from 78.2% for the same period last year.

        Change in deferred acquisition costs decreased $2.7 million compared to the first quarter of 2007. This decreased primarily as a result of a lower level of lapsation of our Medicare supplement in force business

        Commissions and general expenses, net of reinsurance allowances, decreased by $3.3 million, or 11%, compared to the first of 2007. The following table details the components of commission and other operating expenses:

	Three months ended March 31,
	2008	2007
	(In thousands)
Commissions	$17,944	$20,505
Other operating costs	19,127	21,548
Reinsurance allowances	(8,860)	(10,505)

Commissions and general expenses, net of allowances	$28,211	$31,548

        The lower level of commissions is associated with the continued growth of our in force renewal premium and less new business production that has higher commission rates. Other operating costs were lower for the first three months of 2008, compared to the first three months of 2007 as a result of lower acquisition expenses due to less new business production and lower fixed costs. Commission and expense allowances received from reinsurers decreased for the first quarter of 2008 from the first quarter of 2007, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Segment Results—Senior Administrative Services

	Three months ended March 31,
	2008	2007
	(In thousands)
Affiliated fee revenue
Medicare supplement	$5,181	$6,455
Part D	7,026	6,202
Private Fee-for-service	—	3,096
Long term care	545	623
Life insurance	653	474
Other	2,092	1,979

Total affiliated revenue	15,497	18,829

Unaffiliated fee revenue
Medicare Advantage	3,539	2,479
Medicare supplement	1,493	1,555
Long term care	1,615	1,872
Non-insurance products	252	391
Part D	136	397
Other	38	42

Total unaffiliated revenue	7,073	6,736

Total revenue	22,570	25,565

Amortization of present value of future profits	82	110
General expenses	16,465	19,618

Total expenses	16,547	19,728

Segment income	$6,023	$5,837

        Unaffiliated revenue includes fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer. These fees amounted to $0.6 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. In 2007 we performed certain administrative functions for the affiliated private fee-for-service line that will be performed directly by the affiliated entities in 2008. These fees, together with the affiliated revenue, were eliminated in consolidation.

  Three months ended March 31, 2008 and 2007

        Segment income for our Senior Administrative Services segment increased by $0.2 million, or 3%, to $6.0 million for the first quarter of 2008, as compared to the same period of 2007. This increase is primarily the result of the growth in business administered in all lines except affiliated private fee-for-service.

        Revenue declined by $3.0 million, or 12%, during the first quarter of 2008 compared to the first quarter of 2007. Affiliated service fee revenue decreased by $3.3 million primarily as a result of the loss of fee income associated with the administration of our private fee-for-service business that was performed directly by the affiliated entities in 2008 and a decline in Medicare supplement revenues on a smaller book of business partially offset by an increase in Part D revenues on a growing block of business. Unaffiliated service fee revenue increased by $0.4 million, due primarily to an increase in services performed for unaffiliated Medicare Advantage business, partially offset by a decrease in additional administrative services performed for clients for the other unaffiliated lines of business. General expenses for the segment decreased by $3.2 million, or 16%, primarily attributed to the decline of the affiliated PFFS business.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended March 31,
	2008	2007
	(In thousands)
Interest expense	$6,295	$3,439
Amortization of capitalized loan origination fees	262	280
Stock-based compensation expense	1,605	1,136
Other parent company expenses, net of revenues	(4,078)	2,899

Segment loss	$4,084	$7,754

  Three months ended March 31, 2008 and 2007

        The loss from our Corporate segment decreased by $3.7 million, or 47%, for the first quarter of 2008 compared to the first quarter of 2007. The improvement was due primarily to significantly lower officer bonus expenses and an increase in net investment income, partially offset by an increase in interest costs, and the cost of stock based compensation.

        The increase in interest cost of $2.9 million is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the first quarter of 2007. Our combined outstanding debt increased by $194.0 million to $458.3 million at March 31, 2008 from $264.3 million at March 31, 2007. The increase in the outstanding debt was due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 4.8% for the first quarter of 2008 compared to 7.8% for the first quarter of 2007. The weighted average interest rate on our other long term debt was 7.7% for the first three months of 2008 compared to 7.8% for the first three months of 2007. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from the awards, in 2007, to officers and other employees approved by the compensation committee.

        The decrease in other parent company expenses, net of revenues was primarily due the reversal of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008, an increase of $1.0 million in net investment income and other, individually insignificant, favorable expense variances.

  Liquidity and Capital Resources

        We use our capital primarily to support the retained risks and growth of our insurance company subsidiaries and health plans and to support our parent company as an insurance holding company. In addition, we use capital to fund our growth through acquisitions of other companies, blocks of insurance or administrative service business.

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

2007 Credit Facility

        In connection with the MemberHealth transaction, as described in Note 4—Business Combinations to our Consolidated Financial Statements set forth above, we refinanced our Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on the previous credit facility. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10.0 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective March 31, 2008, the interest rate on the term loan portion of the new credit facility was 4.33%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, on April 23, we have prepaid $25 million of principal under the new facility, under an approved waiver.

        Our Heritage Health Systems and MemberHealth subsidiaries have guaranteed our obligations under the new credit facility. In addition, when a "rating condition" exists whereby we are either no longer rated by S&P or our rating falls below BBB-, this facility is secured by a pledge of substantially all of the equity interests of each our Heritage Health Systems, American Exchange and

MemberHealth subsidiaries. In March 2008, S&P reduced our rating to BB+, which constituted a rating condition that triggered this added security requirement.

        Our new credit facility requires us and our subsidiaries to meet certain financial tests, including a minimum consolidated leverage ratio and a minimum risk based capital test. Our new credit facility also contains covenants, which among other things, under certain conditions, limit the incurrence of liens or additional indebtedness; investments; fundamental changes such as mergers, dissolution, consolidation, disposition of assets; restricted payments such as dividends by us; changing the nature of our business; transactions with affiliates; limitations on dividends by subsidiaries and other burdensome arrangements; use of proceeds; amendments of organization documents; prepayments of other indebtedness; restricted subsidiaries and other matters customarily restricted in such agreements. Our new credit facility contains customary events of default, including, among other things, payment defaults, breach of covenants or representations and warranties; cross-defaults to certain other indebtedness; certain events of bankruptcy and insolvency; judgment defaults and change of control.

        We incurred additional loan origination fees of approximately $4.7 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the new credit facility. The early extinguishment of our old credit facility triggered the immediate amortization of the related capitalized loan origination fees, resulting in a pre-tax expense of approximately $0.9 million during the third quarter of 2007.

        Under the terms of the new credit facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period and a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of March 31, 2008, including the $25 million prepayment, discussed above.

2007 Credit Facility
(in thousands)
2008	$27,625
2009	3,500
2010	3,500
2011	3,500
2012	310,125

$348,250

Interest Rate Swap

        On December 4, 2007, we entered into two separate interest rate swap agreements, one with Citibank, N.A. and one with Calyon Corporate and Investment Bank to hedge the variability of cash flows for interest payments on a total notional amount of $250 million of our new credit facility. In entering the swap with Citibank, we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.14% locked in fixed rate. In entering the swap with Calyon, we agreed to swap our floating rate interest payment based on the floating LIBOR base rate on a notional amount of $125 million in exchange for a fixed interest rate payment based on a 4.13% locked in fixed rate.

Short Term Facility

        On January 18, 2007, we requested and received from the administrative agent for the lenders under the amended credit facility and revolving credit facility, an additional short-term revolving credit facility of $50.0 million. On March 13, 2007, we drew all $50.0 million of the new short-term revolving credit facility. This new short-term revolving credit facility had a maturity date of September 30, 2007 and bore interest at a spread of 75 basis points over the LIBOR rate. The initial rate was 6.1%. On July 18, 2007, we repaid the $50.0 million balance on this revolving credit facility, including accrued interest of $0.3 million.

Principal and Interest Payments

        We made regularly scheduled principal payments of $0.9 million during the three months ended March 31, 2008 and $1.3 million during the three months ended March 31, 2007 in connection with the credit facilities. We repaid the $87.9 million balance outstanding on our Amended Credit Facility in connection with the refinancing noted above.

        We paid interest of $3.0 million during the three months ended March 31, 2008 and $1.7 million during the three months ended March 31, 2007 in connection with our credit facilities. Due to the variable interest rate on the new credit facility, the portion not covered by the interest rate swaps would be subject to higher interest costs to us if short term interest rates rise.

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

        Separate subsidiary trusts of our parent holding company have issued a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of March 31, 2008
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		8.3%
May 2033	15,000	Floating	420		7.3%
May 2033	15,000	Fixed/Floating	410	(1)	7.4%
October 2033	20,000	Fixed/Floating	395	(2)	7.3%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

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

        We paid $2.2 million in interest in connection with the junior subordinated debt during the three months ended March 31, 2008 and $1.5 million during the three months ended March 31, 2007.

Sources of Liquidity to the Parent Company

        We anticipate funding the obligations of our parent company and the capital required to grow our business from the following distinct and uncorrelated sources of cash flow within the organization:

  •
  the expected cash flows of our senior administrative services company;

  •
  the expected cash flows of our senior managed care company;

  •
  the expected cash flows of our PBM subsidiary; and

  •
  surplus note principal and interest payments from American Exchange and Pyramid.

        In addition, we have access to funds under existing credit facilities. We have $150.0 million available under the revolving portion of our new credit facility. In March of 2007, we drew down all $50 million available under our then-existing short-term revolving credit facility to finance capital needs at our insurance company subsidiaries to support the growth of our business. We then repaid the entire $50.0 million balance on July 18, 2007, when it was determined that it was not immediately needed, using cash received in our May 2007 equity raise.

        We also have the ability, from time to time, to access the capital markets for additional capital. In March 2007, we issued $50 million of trust preferred securities. In addition, in connection with the May 8, 2007 announcement of the signing of definitive agreements to acquire MemberHealth (see Note 4—Business Combinations of the notes to the consolidated financial statements included in this quarterly report on Form 10-Q), we issued preferred stock for aggregate proceeds of $350 million, at $20 per common equivalent share, to four private equity investment fund groups. We also issued $100 million of preferred stock during the second quarter of 2007 and the balance in September 2007. There can be no assurance as to our actual future cash flows from the continued availability of dividends from our insurance company subsidiaries or from access to the capital markets to support our growth and expansion initiatives.

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

        Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of March 31, 2008, the principal amount of the surplus note was $14.6 million. The note bears interest to our parent holding company at 25 basis points over the interest rate on the new credit facility. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange and by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and are included in the consolidated Federal income tax return filed by American Exchange. American Exchange made principal payments totaling $3.0 million during the three months ended March 31, 2008 and $1.1 million during the three months ended March 31, 2007. American Exchange paid interest on the surplus note of $0.2 million during the three months ended March 31, 2008 and $0.6 million during the three months ended March 31, 2007.

        On June 29, 2007 and December 31, 2007, Pyramid issued two $30.0 million surplus notes payable to our parent holding company. The notes are repayable through annual principal payments beginning March 29, 2009, based on a schedule, provided that capital and surplus are sufficient to maintain risk based capital levels of 450% or greater. The surplus notes can be pre-paid (with prior approval by the state of Kansas) to the extent that Pyramid's risk based capital levels exceed 450%. The notes bear interest to our parent holding company at fixed rates of 7.7% and 7.3%, respectively, for the term of the notes.

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

        Our parent holding company made capital contributions to American Exchange amounting to $81.0 million during 2007. American Exchange made capital contributions of $44.0 million to American Progressive, $32.0 million to Pyramid and $5 million to Marquette during 2007. In December 2007, Pennsylvania Life declared and paid a dividend in the amount of $21.0 million to American Exchange. From these proceeds, American Exchange made an additional capital contribution of $20.0 million to Pyramid.

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

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of March 31, 2008 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $21 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        At March 31, 2008, we held cash and cash equivalents totaling $639 million and fixed maturity securities that we could readily convert to cash with carrying values and fair values of $1.1 billion

        The net yields on our cash and invested assets increased to 5.5% for the quarter ended March 31, 2008, from 4.7% for the quarter ended March 31, 2007. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners ("NAIC") imposes regulatory risk-based capital ("RBC") requirements on life insurance enterprises. At December 31, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $447.8 million at March 31, 2008 and $486.1 million at December 31, 2007. Our U.S. insurance subsidiaries generated statutory net loss of $35.0 million for the quarter ended March 31, 2008 and income of $10.2 million for the quarter ended March 31, 2007.

        Our HMO affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus and are also subject to RBC requirements. At March 31, 2008, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $68.7 million at March 31, 2008 and $64.3 million at December 31, 2007. Statutory net income for our HMO affiliates was $5.1 million for the quarter ended March 31, 2008 and $5.1 million for the quarter ended March 31, 2007.

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

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2008, approximately 98% of our fixed maturity investments had investment grade ratings from Standard & Poor's Corporation or Moody's Investor Service. There were no non-income producing fixed maturities as of March 31, 2008. As of March 31, 2008, we held securities with par values of approximately $144 million with exposure to Subprime mortgages. The market value of these securities was $65 million at March 31, 2008, representing approximately 4% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P equivalent rating of AA and two of these securities have experienced credit downgrades. Twelve securities we own, including the two already downgraded, with an amortized cost of approximately $25 million have been placed on negative watch by Moody's or S&P. During the first quarter of 2008, we recognized other than temporary impairment totaling $29.8 million in the value of certain of our securities with exposure to subprime mortgages. We did not write down the value of any fixed maturity securities during the quarter ended March 31, 2007.

Federal Income Taxation of the Company

        We establish valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on its deferred tax assets of $13.6 million at March 31, 2008, $3.1 million at December 31, 2007 and $0.2 million at December 31, 2006. The increase in valuation allowances at March 31, 2008 from December 31, 2007 is due primarily to an allowance established in connection with the subprime impairment discussed in Note 6 of the Notes to Consolidated Financial Statements included in this quarterly filing on Form 10-Q.

Effects of Recently Issued and Pending Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels ("Level 1, 2 and 3"). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity's estimates of the assumptions about risk and other assumptions that market participants would use in pricing the asset or liability. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for specified nonfinancial assets and nonfinancial liabilities.We adopted SFAS No. 157 FSP FAS 157-2 on January 1, 2008. Adoption of SFAS 157 did not have a material impact on our consolidated financial statements. As a result of the issuance of FSP FAS 157-2, we did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

        A summary of other recent and pending accounting pronouncements is provided in Note 2 of the consolidated financial statements in the quarterly report on Form 10-Q under the caption "Future Adoption of Accounting Standards." We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

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

        Some classes of mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust our investment portfolio mix to mitigate this risk.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2008, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

March 31, 2008	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of March 31, 2008
Market Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
$1,061.7	$69.8	$37.3	$(37.3)	$(77.6)

Debt

        We pay interest on our term loan and a portion of our trust preferred securities based on the London Inter Bank Offering Rate, known as LIBOR, for one, two, three or six months. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We have attempted to mitigate our exposure to adverse interest rate movements by fixing the rate on $65.0 million of our trust preferred securities for a five year period through the contractual terms of the security at inception and an additional $35.0 million through the use of interest rate swaps. In December 2007, we exercised our option to redeem all $15.0 million of the trust preferred securities scheduled to mature December 2032, which was covered by an interest rate swap.

        Also in December 2007, we entered into two separate interest rate swap agreements to mitigate our exposure to increasing interest rate movements by fixing the rate on a combined $250.0 million portion of our new credit facility.

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

        The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended March 31, 2008, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the three months ended March 31, 2008
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	4.76%	$99.1	$0.5	$0.2	$(0.2)	$(0.5)
Other long term debt	8.45%	$25.0	0.1	0.1	(0.1)	(0.1)

Total			$0.6	$0.3	$(0.3)	$(0.6)

        As noted above, we have fixed the interest rate on $335 million of our $459 million of total debt outstanding, leaving $124 million of the debt exposed to rising interest rates, as of March 31, 2008. We had approximately $639 million of cash and cash equivalents as of March 31, 2008. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as a simple illustration of the potential impact of such events on our financial results.

        As a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, we prepaid $25 million of principal under the new facility in April 2008 pursuant to a waiver. See Note 4—Business Combinations and Note 11—Loan Payable included in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on this transaction.

ITEM 4—Controls and Procedures

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 14—Commitments and Contingencies of the notes to the consolidated financial statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption "Part I—Item 1A. Risk Factors" in our current report on Form 8-K filed on May 12, 2008, which is incorporated by reference into this Part II—Item 1A—Risk Factors. The occurrence of any of these risks and uncertainties could materially adversely affect our business, prospects, financial condition or results of operations. Additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial could also materially adversely affect our business, prospects, financial condition or results of operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2008 — January 31, 2008	—	—	—	984,472
February 1, 2008 — February 29, 2008	40,000	17.19	40,000	3,862,998
March 1, 2008 — March 31, 2008	2,004,329	$11.52	2,004,329	1,818,759

Total	2,044,329		2,044,329

(1)
In February 2008, our Board of Directors approved the repurchase of up to $50 million (approximately 2.8 million shares) of our common stock during an 18-month period beginning February 18, 2008. We are not obligated to repurchase any specific number of shares under this program or to make repurchases at any specific time. Since this buyback program started, through March 31, 2008, we have repurchased 2 million shares of our common sotck for an aggregate amount of $23.8 million.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the first quarter of 2008.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

2.1
Agreement and Plan of Merger and Reorganization dated as of May 7, 2007 among Universal American Financial Corp., MH Acquisition I Corp., MH Acquisition II LLC, MHRx LLC, MemberHealth, Inc. and the shareholder representative named therein (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 11, 2007, and incorporated by reference herein).
3.1
Restated Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (File No. 333-62036) filed on July 11, 2001, and incorporated by reference herein).
3.2
Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) for the quarter ended September 30, 2004, filed August 9, 2004, and incorporated by reference herein).
3.3*	Amended and Restated By-Laws of Universal American Corp.
3.4
Certificate of Amendment to the Certificate of Incorporation of Universal American Financial Corp. for the Series A Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 11, 2007, and incorporated by reference herein).
3.5
Certificate of Amendment of the Certificate of Incorporation of Universal American Financial Corp. for the Registrant's Series B Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 11, 2007, and incorporated by reference herein).
4.1
Form of Senior Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.01 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).
4.2
Form of Subordinated Indenture dated as of December 2004 between Universal American Financial Corp. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.02 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-120190) filed with the Securities and Exchange Commission on December 10, 2004, and incorporated by reference herein).
4.3
Guarantee Agreement, dated as of March 22, 2007, by Universal American Financial Corp., as Guarantor, and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed March 28, 2007, and incorporated by reference herein).
4.4
Indenture, dated as of March 22, 2007, between Universal American Financial Corp. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Debentures Due 2037 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 28, 2007, and incorporated by reference herein).
4.5
Stockholders' Agreement, dated as of September 21, 2007, among Universal American Corp. and securityholders listed on the signature pages thereto (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 25, 2007, and incorporated by reference herein).
10.1
Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch (filed as Exhibit D to the Registrant's Current Report on Form 8-K/A filed March 19, 2001 and incorporated by reference herein).

10.2*	Letter dated April 9, 2008, correcting clerical error in Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch.
10.3
Employment Agreement dated July 30, 1999, between Registrant and Gary Bryant (filed as Exhibit E to the Registrant's Current Report on Form 8-K/A filed March 19, 2001 and incorporated by reference herein).
10.4
Employment Agreement dated July 30, 1999, between Registrant and Robert Waegelein (filed as Exhibit E to the Registrant's Current Report on Form 8-K/A filed March 19, 2001 and incorporated by reference herein).
10.5
Employment Letter dated September 17, 2002, between the Company and Jason Israel (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006, and incorporated by reference herein).
10.6
Employment Agreement dated March 9, 2004, by and among the Company, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006, and incorporated by reference herein).
10.7	1998 Incentive Compensation Plan (filed as Exhibit A to the Registrant's Definitive Proxy Statement on Form 14A filed April 29, 1998, and incorporated by reference herein).
10.8
First Amendment to the Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-120190) filed on November 3, 2004, and incorporated by reference herein).
10.9
Agent Stock Plan for Agents of Pennsylvania Life and PennCorp Canada (filed as part of Amendment 1 to the Registrant's Registration Statement on Form S-2, dated July 13, 2000, and incorporated by reference herein).
10.10
Agent Equity Plan for Regional Managers and Sub Managers of Pennsylvania Life and PennCorp Canada (filed as part of Amendment 1 to the Registrant's Registration Statement on Form S-2, dated July 13, 2000, and incorporated by reference herein).
10.11
Agreement dated as of September 14, 2000, by and between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp., as amended (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q/A for the period ended September 30, 2003, filed December 23, 2003, and incorporated by reference herein).
10.12
Amended and Restated Credit Agreement dated as of May 28, 2004, among Universal American Financial Corp., various lending institutions and Bank of America, N.A., as the Administrative Agent, the Collateral Agent and the L/C Issuer (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K filed June 1, 2004, and incorporated herein by reference).
10.13
First Amendment to Amended and Restated Credit Agreement dated as of September 2, 2005 among Universal American Financial Corp., the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006, and incorporated by reference herein).
10.14
Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of December 30, 2005 among Universal American Financial Corp., the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006, and incorporated by reference herein).

10.15
Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of November 29, 2006, among Universal American Financial Corp., the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed January 24, 2007, and incorporated by reference herein).
10.16
Credit Agreement dated as of January 18, 2007, among Universal American Financial Corp., one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and the L/C Issuer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 24, 2007, and incorporated by reference herein).
10.17
Addendum II for Item 1A to Agreement dated as of September 14, 2000, between ALICOMP, a division of ALICARE, Inc. and Universal American Financial Corp. (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005, and incorporated by reference herein).
10.18
Quota Share Reinsurance Agreement, dated as of June 30, 2005, between Pennsylvania Life Insurance Company and PharmaCare Captive Re, Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 9, 2007, and incorporated by reference herein).
10.19
Fourth Amendment dated as of March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among Universal American Financial Corp., the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 10, 2007, and incorporated by reference herein).
10.20
First Amendment dated as of March 22, 2007, to Credit Agreement dated as of January 18, 2007, among Universal American Financial Corp., the Banks party to the Credit Agreement, and Bank of America, N.A., as the Administrative Agent (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 10, 2007, and incorporated by reference herein).
10.21
Stage 1 Securities Purchase Agreement dated as of May 7, 2007 among Universal American Financial Corp. and the several investors party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 11, 2007, and incorporated by reference herein).
10.22
Stage 2 Securities Purchase Agreement dated as of May 7, 2007 among Universal American Financial Corp. and the several investors party thereto. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 11, 2007, and incorporated by reference herein).
10.23
Fifth Amendment dated as of May 7, 2007to Amended and Restated Credit Agreement dated as of May 28, 2004, among Universal American Financial Corp., the Banks party to the Amended and Restated Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 17, 2007, and incorporated by reference herein).
10.24
Second Amendment dated as of May 7, 2007to Credit Agreement dated as of January 18, 2007, among Universal American Financial Corp., the Banks party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-11321) filed May 17, 2007, and incorporated by reference herein).

10.25
Fourth Amendment dated as of March 22, 2007, to Amended and Restated Credit Agreement dated as of May 28, 2004 among Universal American Financial Corp., the Banks party to the Credit Agreement and Bank of America, N.A., as the Administrative Agent. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-11321), filed May 10, 2007, and incorporated by reference herein).
10.26
First Amendment as of dated March 22, 2007, to Credit Agreement dated as of January 18, 2007, among Universal American Financial Corp., one or more Lending Institutions, and Bank of America, N.A., as the Administrative Agent and L/C Issuer (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-11321) filed May 10, 2007, and incorporated by reference herein).
10.27
Credit Agreement dated as of September 18, 2007, among Universal American Financial Corp., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 0-11321) filed November 9, 2007, and incorporated by reference herein).
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

UNIVERSAL AMERICAN CORP.
May 12, 2008	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
May 12, 2008	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

PART I
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2008 and 2007 (Unaudited) (In thousands, per share amounts in dollars)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2008 and 2007 (Unaudited) (In thousands)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2008 and 2007 (Unaudited) (In thousands)
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—Controls and Procedures
PART II
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 1A—RISK FACTORS
  ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
SIGNATURES