Form 10-Q
period 2008-06-30
UNIVERSAL AMERICAN CORP.
filed 2008-08-08
CIK 709878

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        As of July 31, 2008, 68,674,462 shares of the registrant's common stock were issued and outstanding.

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

        Important factors that may cause actual results to differ materially from forward-looking statements. We have included factors that may cause results to differ from forward-looking statements in this report in Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Current Report on Form 8-K dated the date hereof and Part I, Item 1 "Business", Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as other reports that we file with the Securities and Exchange Commission. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether as a result of new information, future events or otherwise.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments (Note 6):
Fixed maturities available for sale, at fair value (amortized cost: 2008, $1,091,809; 2007, $1,125,381)	$1,078,304	$1,124,849
Policy loans	21,659	21,560
Other invested assets	1,560	1,526

Total investments	1,101,523	1,147,935
Cash and cash equivalents (Note 2)	452,717	667,685
Accrued investment income	12,735	13,364
Deferred policy acquisition costs	237,559	245,511
Amounts due from reinsurers	227,974	286,426
Due and unpaid premiums	355,658	100,351
Present value of future profits and other amortizing intangible assets (Note 5)	204,680	213,518
Goodwill and other indefinite lived intangible assets (Note 5)	530,137	606,972
Income taxes receivable	59,800	31,145
CMS contract deposits receivables	340,482	394,225
Other Part D receivables	169,304	181,696
Advances to agents	64,761	61,076
Other assets	147,419	139,859

Total assets	$3,904,749	$4,089,763

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policyholder account balances	$415,819	$434,859
Reserves for future policy benefits	622,451	616,450
Policy and contract claims—life	11,137	12,213
Policy and contract claims—health	798,462	737,189
Advance premium	7,759	25,232
Loan payable (Note 11)	322,375	349,125
Other long term debt (Note 12)	110,000	110,000
Amounts due to reinsurers	40,760	67,239
Deferred income tax liability	22,188	28,687
Other Part D liabilities	140,152	157,048
Other liabilities	164,887	200,655

Total liabilities	2,655,990	2,738,697

Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY (Note 8)
Preferred stock (Authorized: 3 million shares):
Series A (Designated: 300,000 shares, issued and outstanding: 2008, 42,105 shares, liquidation value $84,210; 2007, 47,105 shares, liquidation vale $94,210)	42	47
Series B (Designated: 300,000 shares, issued and outstanding: 2008, 132,895 shares, liquidation value $265,790; 2007, 127,895 shares, liquidation value $255,790)	133	128
Common stock—voting (Authorized: 200 million shares, issued and outstanding: 2008, 73.3 million shares; 2007, 75.0 million shares)	733	750
Common stock—non voting (Authorized: 30 million shares)	—	—
Additional paid-in capital	861,589	890,882
Accumulated other comprehensive loss (Notes 8 and 15)	(6,781)	(66)
Retained earnings	445,951	463,583
Less: Treasury stock (2008, 4.6 million shares; 2007, 0.3 million shares)	(52,908)	(4,258)

Total stockholders' equity	1,248,759	1,351,066

Total liabilities and stockholders' equity	$3,904,749	$4,089,763

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

(In thousands, per share amounts in dollars)

	2008	2007
Revenues:
Direct premium and policyholder fees earned	$1,416,724	$858,241
Reinsurance premiums assumed	12,384	8,018
Reinsurance premiums ceded	(204,184)	(195,974)

Net premiums and policyholder fees earned	1,224,924	670,285
Net investment income	19,476	26,618
Fee and other income	10,926	6,872
Net realized losses on investments	(13,285)	(264)

Total revenues	1,242,041	703,511

Benefits, Claims and Expenses:
Claims and other benefits	1,045,160	554,926
Increase in reserves for future policy benefits	1,268	535
Interest credited to policyholders	3,383	4,323
Change in deferred acquisition costs	3,268	1,825
Amortization of intangible assets (Note 5)	9,926	1,873
Commissions	36,758	43,749
Reinsurance commission and expense allowances	(16,876)	(18,433)
Interest expense	5,793	4,924
Other operating costs and expenses	140,081	87,269

Total benefits, claims and other deductions	1,228,761	680,991

Income before equity in earnings of unconsolidated subsidiary	13,280	22,520
Equity in earnings of unconsolidated subsidiary (Note 16)	15,281	13,120

Income before income taxes	28,561	35,640
Provision for income taxes	193	13,365

Net income	$28,368	$22,275

Earnings per common share:
Basic (Note 2)	$0.32	$0.36

Diluted	$0.32	$0.35

Weighted average shares outstanding:
Weighted average common shares outstanding	73,198	60,143
Less weighted average treasury shares	(3,249)	(618)

Basic weighted shares outstanding (Note 2)	69,949	59,525
Weighted average common equivalent of preferred shares outstanding	17,500	2,528
Effect of dilutive securities	291	1,317

Diluted weighted shares outstanding	87,740	63,370

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

(In thousands, per share amounts in dollars)

	2008	2007
Revenues:
Direct premium and policyholder fees earned	$2,849,535	$1,653,872
Reinsurance premiums assumed	23,833	16,646
Reinsurance premiums ceded	(430,793)	(412,335)

Net premiums and policyholder fees earned	2,442,575	1,258,183
Net investment income	43,757	48,980
Fee and other income	22,787	13,126
Net realized (losses) gains on investments	(42,293)	1,640

Total revenues	2,466,826	1,321,929

Benefits, Claims and Expenses:
Claims and other benefits	2,158,681	1,052,666
Increase in reserves for future policy benefits	3,632	3,786
Interest credited to policyholders	7,522	9,028
Change in deferred acquisition costs	10,799	12,159
Amortization of intangible assets (Note 5)	11,826	3,982
Commissions	76,014	78,790
Reinsurance commission and expense allowances	(34,626)	(36,623)
Interest expense	12,097	8,363
Other operating costs and expenses	278,966	174,661

Total benefits, claims and other deductions	2,524,911	1,306,812

(Loss) income before equity in earnings of unconsolidated subsidiary	(58,085)	15,117
Equity in earnings of unconsolidated subsidiary (Note 16)	31,333	26,323

(Loss) income before income taxes	(26,752)	41,440
Provision for income taxes	(9,120)	14,805

Net (loss) income	$(17,632)	$26,635

(Loss) earnings per common share:
Basic (Note 2)	$(0.20)	$0.44

Diluted	$(0.20)	$0.43

Weighted average shares outstanding:
Weighted average common shares outstanding	73,819	60,056
Less weighted average treasury shares	(1,875)	(642)

Basic weighted shares outstanding (Note 2)	71,944	59,414
Weighted average common equivalent of preferred shares outstanding	17,500	1,271
Effect of dilutive securities	536	1,322

Diluted weighted shares outstanding	89,980	62,007

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)
(In thousands)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total
2007
Balance, January 1, 2007	$—	$—	$599	$252,542	$1,883	$379,511	$(10,626)	$623,909
Net income	—	—	—	—	—	26,635	—	26,635
Other comprehensive loss (Note 15)	—	—	—	—	(8,776)	—	—	(8,776)

Comprehensive income								17,859

Issuance of common stock (Note 8)	30	20	4	100,041	—	—	—	100,095
Stock-based compensation (Note 9)	—	—	—	2,205	—	—	—	2,205
Treasury shares reissued (Note 8)	—	—	—	609	—	—	2,010	2,619

Balance, June 30, 2007	$30	$20	$603	$355,397	$(6,893)	$406,146	$(8,616)	$746,687

2008
Balance, January 1, 2008	$47	$128	$750	$890,882	$(66)	$463,583	$(4,258)	$1,351,066
Net loss	—	—	—	—	—	(17,632)	—	(17,632)
Other comprehensive loss (Note 15)	—	—	—	—	(6,715)	—	—	(6,715)

Comprehensive loss								(24,347)

Preferred stock conversion	(5)	5						—
Issuance of common stock (Note 8)	—	—	3	1,272	—	—	—	1,275
Equity transactions related to the acquisition of MemberHealth (Note 4)	—	—	(20)	(34,521)	—	—	—	(34,541)
Stock-based compensation (Note 9)	—	—	—	4,112	—	—	—	4,112
Treasury shares purchased, at cost (Note 8)	—	—	—	—	—	—	(50,067)	(50,067)
Treasury shares reissued (Note 8)	—	—	—	(156)	—	—	1,417	1,261

Balance, June 30, 2008	$42	$133	$733	$861,589	$(6,781)	$445,951	$(52,908)	$1,248,759

See notes to unaudited consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

(In thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(17,632)	$26,635
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of balances acquired:
Equity in earnings of unconsolidated subsidiary	(31,333)	(26,323)
Distribution from unconsolidated subsidiary	27,000	27,500
Deferred income taxes	(1,656)	3,006
Realized losses (gains) on investments	42,293	(1,640)
Amortization of intangible assets	11,825	3,982
Net amortization of bond premium	898	784
Changes in operating assets and liabilities:
Deferred policy acquisition costs	10,799	12,159
Reserves for future policy benefits	6,001	8,877
Policy and contract claims payable	60,197	290,933
Reinsurance balances	30,558	(35,176)
Due and unpaid advance premium, net	(272,475)	119,294
Income taxes payable/receivable	(28,207)	2,042
Other Part D receivables	12,392	(26,476)
Other Part D liabilities	(16,896)	(4,888)
Other, net	(31,793)	(12,984)

Cash (used in) provided by operating activities	(198,029)	387,725

Cash flows from investing activities:
Proceeds from sale or redemption of fixed maturity investments	223,190	135,967
Cost of fixed maturity investments purchased	(232,562)	(221,097)
Proceeds from sale of subsidiary, net of cash sold (Note 4)	—	5,102
Purchase of business and return of purchase price, net of cash acquired (Note 4)	40,990	(17,722)
Purchase of fixed assets	(9,737)	(3,003)
Other investing activities	621	460

Cash provided by (used in) investing activities—continuing operations	22,502	(100,293)
Cash used in investing activities—discontinued operations (Note 2)	—	(19,836)

Cash provided by (used in) investing activities	22,502	(120,129)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of tax effect	1,913	100,095
Cost of treasury stock purchases	(50,067)	—
Receipts from CMS contract deposits	1,583,804	436,067
Withdrawals from CMS contract deposits	(1,530,061)	(384,812)
Deposits and interest credited to policyholder account balances	8,690	10,177
Surrenders and other withdrawals from policyholder account balances	(26,970)	(33,924)
Issuance of new debt	—	98,000
Principal repayment on loan payable and other long term debt	(26,750)	(2,625)

Cash (used in) provided by financing activities	(39,441)	222,978

Net (decrease) increase in cash and cash equivalents	(214,968)	490,574
Cash and cash equivalents at beginning of period	667,685	542,130

Cash and cash equivalents at end of period	$452,717	$1,032,704

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

        In 2006, we began offering PDPs pursuant to Medicare Part D under the Prescription PathwaySM brand through Pennsylvania Life Insurance Company, American Progressive Life & Health Insurance Company of New York and Marquette National Life Insurance Company, in connection with a strategic alliance with Caremark Rx, Inc., formerly PharmaCare Management Services, Inc., a third party pharmacy benefits manager or PBM and a wholly-owned subsidiary of CVS Caremark Corp. In February 2008, we announced that the parties are terminating this strategic alliance effective December 31, 2008, subject to regulatory approvals. Upon termination of the strategic alliance, Caremark and Universal American will each assume responsibility for the drug benefit of specified Prescription PathwaySM plan members to achieve an approximately equal distribution of the value of business that has been generated by the strategic alliance.

        We currently operate Medicare Advantage PFFS plans through American Progressive, The Pyramid Life Insurance Company and Marquette as well as Medicare Advantage health plans in Houston and Beaumont, Texas through SelectCare of Texas, L.L.C., in North Texas through SelectCare Health Plans, Inc., and in Oklahoma through SelectCare of Oklahoma, Inc. and GlobalHealth, Inc. All of these companies are our subsidiaries. In addition, beginning in 2007, we expanded into new health plan markets in Wisconsin.

        CHCS Services, Inc., our administrative services company, provides administrative services for both affiliated and unaffiliated insurance companies for senior market insurance and non-insurance programs.

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held PBM and sponsor of Community CCRxSM , a national Medicare Part D plan. Effective on the date of the acquisition, we transferred all of the PDP business of MemberHealth, Inc. except New York business into Pennsylvania Life and we transferred the New York PDP business into American Progressive. In connection with this acquisition, we converted MemberHealth, Inc. into a limited liability company and renamed it MemberHealth, L.L.C.. See Note 4—Business Combinations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:    We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles or GAAP and consolidate the accounts of Universal American and its subsidiaries:

  •
  American Exchange Life Insurance Company,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  American Pioneer Life Insurance Company,

  •
  American Progressive,

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

        The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. You should read the accompanying consolidated financial statements and notes in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

         Earnings Per Common Share:    We calculate earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding for the periods.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At June 30, 2008 and 2007, we allocated earnings between common and participating preferred stock as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss) attributable to common stock	$22,691	$21,368	$(14,182)	$26,077
Undistributed income (loss) allocated to participating preferred stock	5,677	907	(3,450)	558

Net income (loss)	$28,368	$22,275	$(17,632)	$26,635

         Income Taxes:    We establish valuation allowances based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $3.1 million at June 30, 2008 and December 31, 2007. At June 30, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes. As a result, we released a deferred tax valuation allowance of $10.4 million that had been recorded in the first quarter of 2008 in connection with other than temporary impairments taken in that period.

         Reserve Development:    The PFFS medical loss ratio decreased to 85.0% for the second quarter of 2008 from 85.4% for the second quarter of 2007 primarily due to $11.5 million favorable development of 2007 claim experience. The PFFS medical loss ratio increased to 87.7% for the first six months of 2008 from 86.2% for the first six months of 2007 primarily due to higher medical costs levels partially offset by $1.5 million favorable development of 2007 claim experience.

         Use of Estimates:    The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. Actual results could differ from those estimates. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are future policy benefits and claim liabilities, deferred policy acquisition costs, goodwill, present value of future profits and other intangibles, the valuation of investments and income taxes. There have been no changes in our critical accounting policies during the current year.

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

	Six months ended June 30,
	2008	2007
	(In thousands)
Supplemental cash flow information from continuing operations:
Cash paid for interest	$11,353	$8,075

Cash paid for income taxes	$34,300	$35,009

Non-cash financing activities:
Return of common stock in connection with MemberHealth acquisition (See Note 4—Business Combinations.)	$(34,541)	$—

        Cash flows from investing activities—discontinued operations for the six months ended June 30, 2007 represents net cash outflows related to the December 2006 sale of our subsidiary, PennCorp Life Canada. The net outflow includes U.S. income taxes paid of $28.2 million, partially offset by approximately $8.4 million of additional proceeds received equal to the balance of net earnings generated by PennCorp Life Canada during the period from January 1, 2006 through the closing date, December 1, 2006.

         Significant Accounting Policies:    For a description of significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

         Reclassifications:    We have made reclassifications to prior years' financial statements to conform to the current period presentation, in connection with our resegmentation at December 31, 2007. These reclassifications had no effect on net income or earnings per share as previously stated.

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

         Business Combination:    On December 4, 2007, the Financial Accounting Standards board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, known as SFAS 141(R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, known as SFAS 160. These standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling or minority interests in business entities. SFAS 141(R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Companies will not be required to adjust assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141R effective date, with specified exceptions for acquired deferred tax assets and acquired income tax positions. We expect to adopt SFAS 141(R) on January 1, 2009, and have not yet determined whether or to what extent SFAS 141 (R) will affect our results of operations and financial condition.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

         Fair Value Measurements:    On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," issued in September 2006. On the same day, we also adopted the SFAS 157 related FASB Staff Positions or FSPs described below. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price, called an exit price, that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed. An exit price valuation will include margins for risk even if they are not observable. As we obtain release from risk, the margins for risk will also be released through net realized capital gains or losses in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, which we call Levels 1, 2, and 3.

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

        In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for specified nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 applies to the following nonfinancial assets and liabilities, as well as other nonfinancial assets and liabilities:

  •
  Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value; and

  •
  Reporting units measured at fair value in the goodwill impairment test as described in SFAS No. 142, "Goodwill and Other Intangible Assets", and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable.

As a result of the issuance of FSP FAS 157-2, we did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

4. BUSINESS COMBINATIONS

  Acquisitions

  MemberHealth

        On September 21, 2007, we completed the acquisition of MemberHealth, Inc., a privately-held PBM and sponsor of Community CCRx, a national Medicare Part D plan. Prior to the acquisition, MemberHealth, Inc. was a leading national Medicare Part D sponsor, offering Medicare prescription drug plans in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, would be less than previously forecast. The reason for the decline in expected income was that premium payments to MemberHealth would be lower than anticipated based upon the bids submitted by MemberHealth in June 2007 for its 2008 Part D plans, and later accepted by CMS. The premium payments were lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that we will amortize into income over the contract period, January 1, 2008 to December 31, 2008. We amortized $9.9 million of this acquisition liability in the quarter ended June 30, 2008, and $19.8 million for the six months ended June 30, 2008. We reflected this amortization in direct premium and policyholder fees earned in the consolidated statements of operations.

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

        In connection with these issues, in March 2008, we concluded a settlement agreement and amendment of the merger agreement under which the sellers of MemberHealth delivered approximately $98 million of value, consisting of $47 million in cash, forgiveness of $16 million of our payment obligations under the original merger agreement and 2,027,071 shares of our common stock, valued at $35 million. We have retired these shares. As a result of this settlement, in the first quarter of 2008, goodwill was reduced by the amount of the cash and common shared received, $82 million in total, and liabilities were adjusted in relation to the $16 million forgiveness.

        We have performed the initial purchase accounting for the MemberHealth acquisition. We have prepared the purchase price allocation for the MemberHealth acquisition on a preliminary basis and it is subject to changes as new facts and circumstances emerge. In addition, as discussed above, we have adjusted the purchase price to reflect the settlement agreement. Once we finalize the purchase price, we will adjust the purchase price allocation to reflect the final values. After giving effect to the settlement, the excess of the purchase price over the fair value of net tangible assets acquired, adjusted

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

for deferred income taxes, was approximately $602.3 million, which we allocated to identifiable intangible assets and goodwill as follows:

Description	Amount (In thousands)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$135,426	10	Straight line over the estimated life of the membership base
Trademarks/trade names	20,433	9	Straight line over the estimated life of the trademarks/trade names
Licenses	3,500	15	Straight line over the estimated life of the licenses
Goodwill	442,971	—	Non amortizing

Total excess of purchase price over tangible book value	$602,330

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

        The following condensed balance sheet sets forth the amounts assigned to assets and liabilities for MemberHealth on the date of acquisition, as adjusted to reflect the settlement discussed above:

September 21, 2007
(In thousands)
Assets
Cash and cash equivalents	$74,215
Amortizing intangible assets:
Membership base	135,426
Trademarks/trade names	20,433
Licenses	3,500
Goodwill	442,971
Due and unpaid premium	135,218
CMS deposit contract receivable	102,856
Other Part D receivables	92,120
Deferred taxes	10,621
Other	28,424

Total Assets	$1,045,784

Liabilities
Policy related liabilities	$297,437
Due to reinsurers	72,243
Other	115,161

Total Liabilities	484,841
Equity	560,943

Total Liabilities and Equity	$1,045,784

        We have not reflected operating results generated by MemberHealth prior to September 21, 2007, the date of acquisition, in our consolidated financial statements. The unaudited consolidated pro forma results of operations, assuming that we purchased MemberHealth on January 1, 2007 are as follows:

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(In thousands)
Total revenue	$1,133,184	$2,216,527
Income before taxes	$60,973	$32,283
Net income	$37,547	$20,804
Income per common share:
Basic	$0.47	$0.26
Diluted	$0.46	$0.26

        The pro forma information presented above includes an adjustment to reflect the impact of the risk corridor calculation error correction previously disclosed in Note 23 in the notes to consolidated

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

        The tangible book value at the date of acquisition was $3.8 million. The excess of purchase price over the tangible book value, adjusted for deferred income taxes, was $17.1 million, which we allocated to identifiable intangible assets and goodwill as follows:

Description	Amount (In thousands)	Weighted Average Life At Acquisition	Amortization Basis
Membership base acquired	$6,072	10	Straight line over the estimated life of the membership base
Non-compete agreement	1,018	7	Straight line over the length of the agreement
Goodwill	9,962	—	Non amortizing

Total excess of purchase price over tangible book value	$17,052

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INTANGIBLE ASSETS

        The following table shows our acquired intangible assets that continue to be subject to amortization and accumulated amortization expense:

		June 30, 2008		December 31, 2007
	Weighted Average Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(In thousands)
Traditional Insurance:
Policies in force—Health	9	$18,473	$12,658	$18,473	$12,252
Distribution channel	30	26,684	4,631	22,055	3,492
Policies in force—Life/Annuity	7	4,127	2,310	4,127	2,241
Medicare Part D:
Membership base	10	135,426	10,496	138,000	3,795
Trademarks/trade names	9	20,433	1,760	18,000	550
Licenses	15	3,500	181	5,000	92
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	8,663	23,988	7,542
Provider contracts	10	15,539	4,658	15,539	3,853
Non-compete	7	1,425	223	1,425	121
Senior Administrative Services:
Administrative service contracts	6	7,671	7,577	7,671	7,526
Hospital network contracts	10	1,797	1,226	1,797	1,093

Total	17	$259,063	$54,383	$256,075	$42,557

        The following table shows the changes in the amortizing intangible assets:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance, beginning of period	$214,606	$62,007	$213,518	$54,738
Additions and adjustments	—	(2,289)	2,988	7,089
Amortization	(9,926)	(1,873)	(11,826)	(3,982)

Balance, end of period	$204,680	$57,845	$204,680	$57,845

        Amortization, net of interest increased in 2008 over 2007 as a result of amortization of intangible assets recognized in connection with the September 2007 acquisition of MemberHealth.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INTANGIBLE ASSETS (Continued)

        Estimated future net amortization expense (in thousands) is as follows:

2008 remainder of year	$12,027
2009	23,632
2010	23,184
2011	21,334
2012	21,171
2013	21,040
Thereafter	82,292

$204,680

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives are shown below:

	December 31, 2007	Additions	Adjustments	June 30, 2008
	(In thousands)
Traditional Insurance:
Goodwill	$3,893	$1,646	$—	$5,539
Other	4,867	—	—	4,867

Subtotal—Traditional Insurance	8,760	1,646	—	10,406
Medicare Part D—Goodwill	520,764	—	(77,793)	442,971
Senior Managed Care—Medicare Advantage:
Goodwill	67,928	—	(688)	67,240
Other	5,163	—	—	5,163

Subtotal—Senior Managed Care—Medicare Advantage	73,091	—	(688)	72,403
Senior Administrative Services—Goodwill	4,357	—	—	4,357

Total	$606,972	$1,646	$(78,481)	$530,137

        Other non-amortizing intangible assets consist primarily of trademarks and licenses. The addition of goodwill for Traditional Insurance was a result of an acquisition, the decrease in goodwill in Senior Managed Care—Medicare Advantage was the result of the settlement of pre-acquisition adjustments in connection with the Harmony Health acquisition and the decrease in goodwill for Medicare Part D was the result of $4.1 million in post-closing adjustments on MemberHealth and the $81.9 million MemberHealth purchase price adjustment in 2008. For a full discussion of the MemberHealth purchase price adjustment see Note 4—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2008
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government	$35,325	$333	$(100)	$35,558
Government sponsored agencies	98,990	2,368	(7)	101,351
Other political subdivisions	7,558	13	(177)	7,394
Corporate debt securities	440,534	5,082	(12,055)	433,561
Foreign debt securities	32,955	323	(698)	32,580
Mortgage-backed and asset-backed securities	476,447	5,170	(13,757)	467,860

	$1,091,809	$13,289	$(26,794)	$1,078,304

	December 31, 2007
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government	$34,510	$378	$(2)	$34,886
Government sponsored agencies	95,975	2,750	—	98,725
Other political subdivisions	5,558	34	(57)	5,535
Corporate debt securities	431,002	7,772	(6,633)	432,141
Foreign debt securities	29,363	472	(194)	29,641
Mortgage-backed and asset-backed securities	528,973	4,494	(9,546)	523,921

	$1,125,381	$15,900	$(16,432)	$1,124,849

        At June 30, 2008, gross unrealized losses on mortgage-backed and asset-backed securities reflect unrealized losses of $3,689 on subprime residential mortgage loans, as discussed below. The remaining unrealized losses of $10,068 relate primarily to obligations of commercial mortgage-backed securities and other asset-backed securities. The value of a majority of these securities is depressed due to the deterioration of value in the mortgage-backed securities market and related businesses, however management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe them to be other than temporarily impaired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at June 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$60,405	$60,809
Due after 1 year through 5 years	359,041	360,728
Due after 5 years through 10 years	139,069	136,711
Due after 10 years	56,847	52,196
Mortgage and asset-backed securities	476,447	467,860

	$1,091,809	$1,078,304

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

        As of June 30, 2008, we held subprime securities with par values of $143 million, an amortized cost of $60 million and a market value of $56 million representing approximately 3.6% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poor's, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent. Two of these securities have experienced credit downgrades. Further, twelve securities, including the two already downgraded, with an amortized cost

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVESTMENTS (Continued)

of approximately $15 million have been placed on negative credit watch. The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Loss
	(In thousands)
2003	$6,636	$5,497	$(1,139)
2004	3,695	3,457	(238)
2005	26,462	22,524	(3,938)
2006	16,899	18,400	1,501
2007	6,377	6,502	125

Totals	$60,069	$56,380	$(3,689)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all but two holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services are reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings recently.

        At December 31, 2007, we recognized an other than temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings, resulting in a pre-tax realized loss on investment of $41.0 million. As of June 30, 2008, we recognized an additional other than temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings. Total impairment year-to-date on these eighteen subprime holdings was $41.5 million, of which we recognized $11.7 million in the second quarter. In addition, during the second quarter of 2008, we recognized an other than temporary impairment of $1.4 million on two commercial mortgage backed securities reducing the carrying value of these two securities to $1.1 million at June 30, 2008.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services however, we can not assure that there will not be any further impairments on these securities, until the market as a whole stabilizes.

7. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments, equity securities and interest rate swaps at fair value in our consolidated financial statements. These fair value disclosures consist of information regarding the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

valuation of these financial instruments, followed by the fair value measurement disclosure requirements of SFAS 157.

        We applied the provisions of SFAS 157 prospectively to financial instruments that we record at fair value. Our adoption of SFAS 157 did not have an impact on opening retained earnings.

  Fair Value Disclosures

        The following section applies the SFAS 157 fair value hierarchy and disclosure requirements to our financial instruments that we carry at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3.

        Level 1 observable inputs reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. We currently have no Level 1 securities.

        Level 2 observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Derivative instruments that are priced using models with observable market inputs, such as interest rate swap contracts, also fall into Level 2 category.

        Level 3 valuations are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured and/or lower quality asset-backed securities, known as ABS, and private placement equity securities. Because Level 3 fair values, by their nature, contain unobservable market inputs, as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent our best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

        The following table presents our assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of June 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available-for-sale	$1,078,304	$—	$1,073,728	$4,576
Equity securities	490	—	—	490

Total assets	$1,078,794	$—	$1,073,728	$5,066

Liabilities:
Interest rate swaps	$470	$—	$470	$—

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

  Determination of fair values

        The valuation methodologies used to determine the fair values of assets and liabilities under the "exit price" notion of SFAS 157 reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. We determine the fair value of our financial assets and liabilities based upon quoted market prices where available. Fair values of our interest rate swap liabilities reflect adjustments for counterparty credit quality, our credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.

  Valuation of Fixed Maturity and Equity Securities

        We determine the fair value of the majority of our fixed maturity and equity securities using third party pricing service market prices. The following are examples of typical inputs used by third party pricing services:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers, and

  •
  estimated cash flows and prepayments speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, where they develop future cash flow expectations, based upon collateral performance and discount those expectations at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. The estimates in turn reflect the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

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

        The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities as of June 30, 2008:

	Fair Value	% of Total Fair Value
	(In thousands)
Mortgage and asset-backed securities	$4,576	90.3%
Equity securities	490	9.7%

Total Level 3 securities	$5,066	100%

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

  Level 3 Rollforward

        We classify the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on assumptions about market participant assumptions. Rollforward tables from April 1, 2008 to June 30, 2008 and from January 1, 2008 to June 30, 2008 for the Level 3 financial instruments for which we have used significant unobservable inputs in the fair value measurement on a recurring basis are presented below:

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fixed Maturities	Equity Securities	Total
	(thousands)

Fair value as of January 1, 2008	$7,757	$490	$8,247
Net payments, purchases and sales	(379)	—	(379)
Net transfers in/(out)	—	—	—
Unrealized losses included in AOCI(1),(2)	(289)	—	(289)

Fair value as of March 31, 2008	7,089	490	7,579
Net payments, purchases and sales	(20)	—	(20)
Net transfers in/(out)	(2,372)	—	(2,372)
Unrealized losses included in AOCI(1),(2)	(121)	—	(121)

Fair value as of June 30, 2008	$4,576	$490	$5,066

(1)
AOCI: Accumulated Other comprehensive Income

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the period(s) in which the instruments are classified as Level 3.

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

        At June 30, 2008, there were 42,105 shares of Series A preferred stock outstanding and 132,895 shares of Series B preferred stock outstanding. At December 31, 2007, there were 47,105 shares of Series A preferred stock outstanding and 127,895 shares of Series B preferred stock outstanding, all of which were issued in connection with raising cash to fund the MemberHealth acquisition and to provide us with capital to support our organic growth.

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

  Common Stock—Voting

        We currently have authorized for issuance 200 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

Six months ended June 30,	2008	2007
Common stock outstanding, beginning of year	74,952,177	59,890,500
Return of stock issued in connection with MemberHealth acquisition (See Note 4—Business Combinations)	(2,027,071)	—
Stock options exercised	365,237	354,231
Agent stock award	—	2,543
Stock purchases pursuant to agents' stock purchase and deferred compensation plans	2,207	21,443

Common stock outstanding, end of period	73,292,550	60,268,717

  Common Stock—Non Voting

        We currently have authorized for issuance 30 million shares of non-voting common stock, par value $0.01 per share. None of this class of stock is, or has been, issued.

  Treasury Stock

        We have approved share repurchase plans with an estimated aggregate 5.9 million shares of our common stock available for repurchase. We currently have 1.0 million shares of our common stock available pursuant to a share repurchase program approved by our board of directors in November 2005. In February 2008, our board of directors approved the repurchase of up to $50 million of our common shares during an 18-month period beginning on February 18, 2008. Through June 30, 2008, we have repurchased 4.4 million shares of our common stock for an aggregate amount of $50.0 million, completing this program. In June 2008, Universal American Corp. announced that our Board of Directors has approved the repurchase of up to an additional $50 million of the Company's common shares. We are not obligated to repurchase any specific number of shares under the programs or to make repurchases at any specific time or price.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY (Continued)

        Changes in treasury stock were as follows:

	For the six months ended June 30,
	2008			2007
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
	(In thousands)			(In thousands)
Treasury stock beginning of year	285,545	$4,258	$14.91	712,868	$10,626	$14.91
Shares repurchased	4,446,955	50,067	11.26	—	—	—
Shares distributed in the form of employee bonuses	(114,312)	(1,417)	12.39	(134,823)	(2,010)	14.91

Treasury stock, end of period	4,618,188	$52,908	$11.46	578,045	$8,616	$14.91

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Net unrealized depreciation on investments	$(13,505)	$(532)
Deferred acquisition cost adjustment	3,071	224
Foreign currency translation gains	455	485
Fair value of cash flow swap on debt	(453)	(279)
Deferred tax	3,651	36

Total accumulated other comprehensive loss	$(6,781)	$(66)

9. STOCK-BASED COMPENSATION

        We have various stock-based incentive plans for our employees, non-employee directors and agents. We issue new shares upon the exercise of options granted under these stock-based incentive plans. Detailed information for activity in our stock-based incentive plans can be found in Note 7—Stock-Based Compensation to the financial statements in our annual report on Form 10-K for the year ended December 31, 2007.

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

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in:
	2008	Prior years
Risk free interest rates	1.97% – 2.75%	4.01% – 5.16%
Dividend yields	0.0%	0.0%
Expected volatility	35.60% – 41.45%	35.39% – 42.53%
Expected lives of options (in years)	3.5 – 5.0	3.0 – 6.0

        The weighted-average grant-date fair value was $2.74 for options granted during the first six months of 2008 and was $7.23 for options granted during the first six months of 2007.

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair market value of such awards.

        A summary of option activity for the six months ended June 30, 2008 and June 30, 2007 is set forth below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2007	4,325	$7.73	4.0
Granted	1,191	19.02
Exercised	(354)	10.31
Forfeited or expired	(78)	15.58

Outstanding, June 30, 2007	5,084	$10.07	3.7	$57,027

Exercisable, June 30, 2007	3,879	$7.54	3.4	$53,313

Outstanding, January 1, 2008	5,676	$12.71	4.0
Granted	1,105	14.08
Exercised	(365)	3.27
Forfeited or expired	(43)	17.14

Outstanding, June 30, 2008	6,373	$13.44	3.9	$12,611

Exercisable, June 30, 2008	3,671	$9.19	2.9	$12,608

        The total intrinsic value of options exercised during the first six months of 2008 was $3.5 million and the total intrinsic value of options exercised during the first six months of 2007 was $3.5 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        As of June 30, 2008, the total compensation cost related to non-vested awards not yet recognized was $15.2 million, which we expect to recognize over a weighted average period of 1.5 years.

        We received cash of $1.3 million from the exercise of stock options during the first six months of 2008 and cash of $3.7 million from the exercise of stock options during first six months of 2007. FAS 123-R also requires us to report the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the prior statement. We recognized $1.1 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2008 and $0.7 million for the six months ended June 30, 2007.

  Employee Stock Awards

        In accordance with our 1998 Incentive Compensation Plan, we may grant restricted stock to our officers and non-officer employees. We have issued restricted stock grants which vest ratably over three and four year periods, and some restricted stock grants have contained portions that vest immediately. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant and generally issue restricted stock out of treasury shares. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period. A summary of the status of our non-vested restricted stock awards is set forth below:

	Six months ended June 30,
	2008		2007
Non-vested Restricted Stock	Shares (In thousands)	Weighted Average Grant-Date Fair Value	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	518	$21.06	148	$13.60
Granted	114	10.99	135	19.43
Vested	(81)	16.03	(58)	12.12
Forfeited	—	—	—	—

Non-vested at end of period	551	$19.71	225	$17.46

        The total fair value of shares of restricted stock vested during the six months ended June 30, 2008 was $1.0 million and the total fair value of shares of restricted stock vested during the six months ended June 30, 2007 was $1.1 million.

10. STATUTORY FINANCIAL DATA

        Regulatory authorities require our insurance subsidiaries to maintain minimum amounts of statutory capital and surplus. However, our insurance subsidiaries need substantially more than these minimum amounts to meet statutory and administrative requirements of adequate capital and surplus to support the current level of their operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital or RBC requirements on life insurance enterprises. At June 30, 2008, all of our insurance subsidiaries maintained ratios of total

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STATUTORY FINANCIAL DATA (Continued)

adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of our insurance subsidiaries totaled $439.1 million at June 30, 2008 and $486.1 million at December 31, 2007. For the six months ended June 30, 2008, the insurance subsidiaries generated a combined statutory net loss of $25.9 million. For the six months ended June 30, 2007, the insurance subsidiaries generated combined statutory net income of $38.8 million.

        Regulatory authorities also require our health plan affiliates to maintain minimum amounts of capital and surplus, and these affiliates are also subject to RBC requirements. At June 30, 2008, the statutory capital and surplus of each of our health plan affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The combined statutory capital and surplus for our health plan affiliates was $73.9 million at June 30, 2008 and $64.3 million at December 31, 2007. Combined statutory net income for our health plan affiliates was $10.8 million for the six months ended June 30, 2008 and $9.0 million for the six months ended June 30, 2007.

11. LOAN PAYABLE

  2007 Credit Facility

        In connection with the MemberHealth transaction, we refinanced our amended credit facility and revolving credit facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. For a description of the MemberHealth transaction, see Note 4—Business Combinations above. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on our previous credit facilities. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective June 30, 2008, the interest rate on the term loan portion of the new credit facility was 3.55%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value received pursuant to the settlement agreement discussed in Note 4, on April 23, we prepaid $25 million of principal under the new facility, under an approved waiver.

        Under the terms of the new credit facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period with a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of June 30, 2008:

2007 Credit Facility
(In thousands)
2008 (remainder of the year)	$1,750
2009	3,500
2010	3,500
2011	3,500
2012	310,125

$322,375

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

  Principal and Interest Payments

        We made regularly scheduled principal payments of $1.8 million plus the $25.0 million prepayment discussed above during the six months ended June 30, 2008 and regularly scheduled principal payments of $2.6 million during the six months ended June 30, 2007, in connection with our credit facilities. During 2007, we repaid the $87.9 million balance outstanding on our old credit facility in connection with the refinancing described above.

        We paid interest of $7.1 million during the six months ended June 30, 2008 and $4.2 million during the six months ended June 30, 2007, in connection with our credit facilities.

12. OTHER LONG TERM DEBT

        We have formed separate statutory business trusts, each of which exists for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trust, investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures issued by us and engaging in only those activities necessary or incidental to the issuance and payment of these securities. In accordance with the adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," we do not consolidate the trusts. In March, 2007 we issued $50 million of trust preferred securities at a fixed interest rate of 7.7%. As of June 30, 2008, the trusts have a combined outstanding balance of $110.0 million in thirty year trust preferred securities.

        We paid $4.3 million in interest in connection with the junior subordinated debentures issued in connection with the trust preferred securities during the six months ended June 30, 2008, and $3.8 million during the six months ended June 30, 2007.

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

new credit facility, which is due to changes in the LIBOR base rate, through September 2012. We expect changes in the cash flows of the interest rate swap to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate on the $250 million portion of the variable rate term loan portion of our new credit facility. The combined fair value of these swaps was ($0.5) million at June 30, 2008. We have reflected this fair value in other liabilities. Based on the fact that, at inception, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges. As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive (loss) income. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.

        Effective September 4, 2003, we entered into a swap agreement whereby we pay a fixed rate of 6.7% on a $15.0 million notional amount relating to the December 2002 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 400 basis points, capped at 12.5%. This swap contract expired in December 2007. Effective April 29, 2004, we entered into a second swap agreement whereby we pay a fixed rate of 6.98% on a $20.0 million notional amount relating to the October 2003 trust preferred securities issuance, in exchange for a floating rate of LIBOR plus 395 basis points, capped at 12.45%. This swap contract expires in October 2008. The fair value of this swap was $0 at June 30, 2008 and $0.3 million at December 31, 2007 and is reflected in other assets. During the six months ended June 30, 2008 and 2007, we reported a net $0.3 million in realized losses relating to the reduction in the fair value of the cash flow swap agreement.

14. COMMITMENTS AND CONTINGENCIES

  Derivative Litigation

        Plaintiff Arthur Tsutsui filed a derivative action on December 30, 2005, index no. 05-22523, in the Supreme Court for New York State, Westchester County. The defendants in the Tsutsui Action were our officers Richard A. Barasch, Robert A. Waegelein and Gary W. Bryant, as well as all of the directors sitting on our board of directors as of the time the complaint was filed. The Tsutsui action alleged that the same alleged misstatements that were the subject of a prior action, and that had been dismissed after the commencement of the Tsutsui action, constituted a breach of fiduciary duty by the officer defendants and the directors that caused us to sustain damages. The Tsutsui action also sought recovery of any proceeds derived by the officer defendants from the sale of our stock that was in breach of their fiduciary duties. On August 17, 2006, the Court issued an order staying the case until such time, among others, as the prior action was fully and finally resolved or settled.

        Despite the dismissal of the prior action with prejudice, the plaintiff in the Tsutsui action declined to dismiss the complaint in that case. Accordingly, the defendants filed a motion to dismiss the complaint for failure to state a claim, as well as on other grounds. The Court has granted this motion. The plaintiff has filed, but has not yet perfected, a notice of appeal; the deadline for perfecting this notice of appeal, which is necessary to permit the appeal to proceed, is December 26, 2008.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (Continued)

  Class Action Litigation Relating to Merger Proposal

        On July 25, 2007, plaintiffs filed a purported class action entitled Elizabeth A. Conolly, Thomas McCormack, Shelly Z. Zhang, Green Meadows Partners, James Stellato and Rocco Sorrentino vs. Universal American Financial Corporation, Richard A. Barasch, Lee Equity Partners LLC, Perry Capital LLC, Union Square Partners Management LLC, Welsh, Carson, Anderson & Stowe, Barry Averill, Bradley E. Cooper, Mark M. Harmeling, Bertram Harnett, Linda H. Lamel, Eric W. Leathers, Patrick J. McLaughlin, Robert A. Spass, and Robert F. Wright , index no. 07-13422, in the Supreme Court for New York State, Westchester County. The complaint alleged that

  •
  the defendants who are our directors breached fiduciary duties they owed to our shareholders in connection with our entering into the merger agreement to acquire MemberHealth and concurrent agreements with equity investors for these equity investors to acquire our securities, and the defendants who are equity investors purportedly aided and abetted that breach; and

  •
  the defendants who are our directors breached their duty of candor to our shareholders by failing to disclose material information concerning these transactions.

        The plaintiffs sought, among other things, an injunction against the consummation of the transactions and damages in an amount to be determined.

        On May 6, 2008, the parties entered into a stipulation of settlement dated as of May 1, 2008, pursuant to which they have agreed to settle this action. The settlement stipulation provides for the amendment of our by-laws to require specified procedures in the event of related party transactions described in the amendment, and to require that we maintain a committee that includes at least one independent member of our board of directors to oversee the process of preparing bids for the MemberHealth Part D plans. The stipulation also provides for the payment of the plaintiffs' legal fees in an amount not to exceed $800 thousand. Our directors and officers insurance carrier has provisionally agreed to pay 75% of this amount. The payment of the plaintiffs' legal fees and other terms of the settlement are subject to the approval of the Court, which it considered at an August 4, 2008 hearing. Shareholders who are members of the class proposed to be certified in the settlement have received notice describing the full terms of the settlement.

  Other Litigation

        We have litigation in the ordinary course of our business asserting claims for medical, disability and life insurance benefits and other matters. In some cases, plaintiffs seek punitive damages. We believe that after liability insurance recoveries, none of these actions will have a material adverse effect on our results of operations or financial condition.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income, and the related tax effects for each component, are as follows:

	Three months ended June 30,
	2008			2007
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(20,402)	$(7,141)	$(13,261)	$(14,459)	$(5,060)	$(9,399)
Reclassification adjustment for losses included in net income	13,285	4,650	8,635	264	92	172

Net unrealized loss	(7,117)	(2,491)	(4,626)	(14,195)	(4,968)	(9,227)
Cash flow hedge	10,262	3,592	6,670	—	—	—
Foreign currency translation adjustment	29	10	19	116	40	76

Other comprehensive (loss) income	$3,174	$1,111	$2,063	$(14,079)	$(4,928)	$(9,151)

	Six months ended June 30,
	2008			2007
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In thousands)
Net unrealized loss arising during the year (net of deferred acquisition costs)	$(52,419)	$(18,347)	$(34,072)	$(11,992)	$(4,197)	$(7,795)
Reclassification adjustment for losses (gains) included in net income	42,293	14,803	27,490	(1,640)	(574)	(1,066)

Net unrealized loss	(10,126)	(3,544)	(6,582)	(13,632)	(4,771)	(8,861)
Cash flow hedge	(174)	(60)	(114)	—	—	—
Foreign currency translation adjustment	(30)	(11)	(19)	131	46	85

Other comprehensive loss	$(10,330)	$(3,615)	$(6,715)	$(13,501)	$(4,725)	$(8,776)

16. UNCONSOLIDATED SUBSIDIARY

        During 2005, we entered into a strategic alliance with Caremark and created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDPs and Caremark, for which it receives fees and other remuneration from our Prescription PathwaySM PDPs and Caremark. We do not control PDMS and therefore we have not consolidated PDMS in our financial statements. We account for our investment in PDMS on an equity basis and reflect it in other assets. Our investment in PDMS was $6.0 million at June 30, 2008 and $1.6 million at December 31, 2007. We reflect our share in the income or loss of PDMS in equity in earnings of unconsolidated subsidiary. Our share in the net income of PDMS was $31.3 million for the six months ended June 30, 2008 and $26.3 million for the six months ended June 30, 2007. PDMS made distributions to its owners aggregating $54.0 million during the six months ended June 30, 2008. Our share of those distributions was $27.0 million. PDMS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. UNCONSOLIDATED SUBSIDIARY (Continued)

made distributions to its owners aggregating $55.0 million during the six months ended June 30, 2007. Our share of those distributions was $27.5 million.

        The condensed financial information for 100% of PDMS is as follows:

	June 30, 2008	December 31, 2007
	Unaudited (In thousands)
Assets
Cash and investments	$1,159	$701
Other	11,702	6,071

Total Assets	$12,861	$6,772

Liabilities and Equity
Accrued expenses and other	$953	$3,530
Equity	11,908	3,242

Total liabilities and equity	$12,861	$6,772

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Total revenue	$31,612	$27,122	$64,442	$54,268
Total expenses	1,051	883	1,777	1,622

Net income	$30,561	$26,239	$62,665	$52,646

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

  •
  We operate various health plans, such as SelectCare of Texas, that offer coverage to Medicare beneficiaries under contracts with CMS in Southeastern Texas, North Texas, Oklahoma and Wisconsin. Our career and independent agents sell the health plans' products, as do our employee representatives on a direct basis.

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

  •
  Our career and independent agents also sell our Medicare Advantage PFFS plans, which also operate under a contract with CMS. We currently market PFFS products in 3,100 counties throughout 47 states.

  •
  In addition, we are preparing to seek CMS authorization and are starting to incur expenses to begin actively marketing Preferred Provider Organization (PPO) products in October 2008 for effective dates of January 1, 2009.

Medicare Part D—This segment consists of

  •
  Our Medicare Part D plans, consisting of our Prescription PathwaySM business and the equity in the income or loss of PDMS, which began offering prescription drug coverage for seniors and other Medicare beneficiaries on January 1, 2006, and, since the acquisition of MemberHealth on September 21, 2007, the Community CCRx business, and

  •
  Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with generally accepted accounting principles is as follows:

	Three months ended June 30,
	2008		2007
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$623,150	$33,365	$494,175	$20,348
Medicare Part D	527,013	10,647	86,358	9,198
Traditional Insurance	113,608	2,151	129,255	8,512
Senior Administrative Services	22,144	6,385	26,295	5,490
Corporate	1,435	(10,702)	1,255	(7,644)
Intersegment revenues	(16,743)	—	(20,443)	—
Adjustments to segment amounts:
Net realized losses(1)	(13,285)	(13,285)	(264)	(264)
Equity in earnings of unconsolidated subsidiary(2)	(15,281)	—	(13,120)	—

Total	$1,242,041	$28,561	$703,511	$35,640

	Six months ended June 30,
	2008		2007
	Revenue	Income (Loss) Before Income Taxes	Revenue	Income (Loss) Before Income Taxes
	(In thousands)
Senior Managed Care—Medicare Advantage	$1,189,869	$33,736	$876,191	$26,340
Medicare Part D	1,100,176	(18,987)	192,260	14,187
Traditional Insurance	235,577	3,169	264,166	3,343
Senior Administrative Services	44,714	12,409	51,860	11,327
Corporate	2,104	(14,786)	1,908	(15,397)
Intersegment revenues	(31,988)	—	(39,773)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(42,293)	(42,293)	1,640	1,640
Equity in earnings of unconsolidated subsidiary(2)	(31,333)	—	(26,323)	—

Total	$2,466,826	$(26,752)	$1,321,929	$41,440

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Traditional Insurance	$1,366,332	$1,475,299
Medicare Part D	1,219,813	1,313,538
Senior Managed Care—Medicare Advantage	1,097,345	1,050,336
Senior Administrative Services	25,851	30,903
Corporate	1,574,478	1,753,467
Intersegment assets(1)	(1,379,070)	(1,533,780)

Total Assets	$3,904,749	$4,089,763

    (1)
    Intersegment assets reflect the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our Company as of June 30, 2008 and our results of operations for the three and six months ended June 30, 2008 and 2007. You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the consolidated financial statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007.

Overview

        As a result of the MemberHealth acquisition and Medicare Advantage expansion discussed in the notes to our financial statements set forth above, we have modified the way we manage and report our business compared to the quarter ended June 30, 2007. Our Senior Managed Care—Medicare Advantage segment remains unchanged and we continue to provide separate information on the results of our PFFS and HMO businesses contained in this segment. In addition, we are now including separate information regarding development of our preferred provider organization, or PPO. We have split Part D from our Senior Market Health segment and formed a new segment to include both our Prescription PathwaySM product and Community CCRxSM product. We have combined the remaining former Senior Market Health segment, primarily Medicare supplement, with the former Specialty Health and Life & Annuity segments to form a new combined segment, Traditional Insurance. The Senior Administrative Services segment remains unchanged and we continue to report the corporate activities of our holding company in a separate segment. We have made reclassifications to conform prior year amounts to the current year presentation. See "Note 17—Business Segment Information" in our consolidated financial statements included in this quarterly report on Form 10-Q for a description of our segments.

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

Critical Accounting Policies

        We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. Actual results could differ from those estimates. The accounts that, in our judgment, are most critical to the preparation of our financial statements are:

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

        A summary of our liabilities by category is presented in the following table:

Liability Type

	June 30, 2008		December 31, 2007
	Amount	% of Total Policy Liabilities	Amount	% of Total Policy Liabilities
	($ in thousands)
Policyholder account balances	$415,819	23%	$434,859	24%
Future policy benefit reserves:
Traditional life insurance	207,413	11%	202,258	11%
Accident and health	415,038	22%	414,192	23%

Total future policy benefit reserves	622,451	33%	616,450	34%

Policy and contract claims—accident and health:
Due and unpaid claims	521,766	28%	435,073	24%
Incurred but not reported claims ("IBNR")	276,696	15%	302,116	17%

Total accident and health claim liabilities	798,462	43%	737,189	41%
Policy and contract claims—life	11,137	1%	12,213	1%

Total policy liabilities	$1,847,869	100%	$1,800,711	100%

  Policyholder Account Balances

        Policyholder account balances represent the balance that accrues to the benefit of the policyholder, otherwise known as the account value, as of the financial statement date. Account values increase to reflect additional deposits received and interest credited based on the account value. Account values decline to reflect surrenders and other withdrawals, including withdrawals relating to the cost of insurance and expense charges. We review the interest crediting rates periodically and adjust them with certain minimum levels below which the crediting rate cannot fall as deemed necessary.

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

Accident & Health Claims Liability

	Direct and Assumed				Net of Reserves Ceded to Reinsurers
	June 30, 2008	% of Total Policy Liabilities	December 31, 2007	% of Total Policy Liabilities	June 30, 2008	December 31, 2007
	($ In thousands)
Due & unpaid claims:
Medicare Part D	$423,314	23%	$352,688	20%	$402,092	$336,218
Medicare Advantage—HMO	74,754	4%	59,058	3%	71,499	53,563
Other—specialty	23,698	1%	23,327	1%	8,829	9,106

Total due & unpaid claims	521,766	28%	435,073	24%	482,420	398,887
IBNR:
Medicare supplement	47,264	3%	46,834	3%	33,667	33,653
Medicare Advantage—PFFS	219,996	12%	246,048	13%	219,275	240,832
Other—specialty	9,436	—%	9,234	1%	7,538	7,240

Total IBNR	276,696	15%	302,116	17%	260,480	281,725

Total accident and health claim liabilities	$798,462	43%	$737,189	41%	$742,900	$680,612

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

        We use the completion factor method for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires that we examine historical trend patterns as the primary method of evaluation. Due to the limited historical claims experience for PFFS, estimates for the most recent three months of incurred claims are based largely on our pricing assumptions for the product. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our PFFS products.

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

        Our historical assumptions have not varied significantly during the six months ended June 30, 2008 from the actual amounts experienced to the extent that the variance resulted in a material adverse impact on reserves and net income, other than $1.5 million favorable development of 2007 claims experience on our PFFS business, which is discussed in connection with Segment Results—Senior Managed Care—Medicare Advantage, later in this section. We have included a summary of the activity in our accident & health policy and contract claim liability in Note 9—Accident & Health Policy and Contract Claim Liabilities in the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2008 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Accident & Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Accident & Health IBNR
($ in thousands)
(3)%	$2,909	(3)%	$(11,535)
(2)%	$1,939	(2)%	$(7,690)
(1)%	$969	(1)%	$(3,845)
1%	$(968)	1%	$3,856
2%	$(1,934)	2%	$7,713
3%	$(2,900)	3%	$11,569

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

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises." Under FAS No. 60, when a policy lapses, we must amortize the remaining balance of DAC relating to that policy as of the date of the lapse. During 2007, we experienced an increase in the amount of lapses on our Medicare supplement business, resulting in an increased level of DAC amortization. During 2008, we have seen improved persistency on this business, requiring less amortization of DAC.

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

        We determined, based on our annual tests for potential unlocking of assumptions for DAC for our Medicare supplement business performed in the third quarter of 2007, that there were no significant changes in the actual premium rate increase experience. Accordingly, we did not prospectively unlock the assumptions for DAC for our Medicare supplement business during 2007. The balance of DAC for our Medicare supplement business as of June 30, 2008 was approximately $105.3 million.

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

        Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	7-9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired.
Distribution channel acquired	30	Straight line over the estimated life of the asset.
Membership base acquired	7-10	Straight line over the estimated weighed average life of the membership base acquired.
Trademarks/trade names	9	Straight line over the estimated weighted average life of the trademarks/trade names.
Licenses	15	Straight line over the estimated weighed average life of the licenses.
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete	7	Straight line over the length of the agreement.
Administrative service contracts	6	The pattern of projected future cash flows for the customer contracts acquired over the estimated weighted average life of the contracts
Hospital network contracts	10	The pattern of projected future cash flows for the hospital network contracts acquired over the estimated weighted average life of the contracts

        At least annually, we review the unamortized balances of present value of future profits, goodwill and other identified intangibles to determine whether events or circumstances indicate the carrying value of these assets is not recoverable, in which case we would recognize an impairment charge. We believe that no impairment of the present value of future profits, goodwill or other identified intangibles existed as of June 30, 2008.

  Investment valuation

        The fair value for the majority of our fixed maturity and equity securities is determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for a discussion regarding the interest rate sensitivity of our investment portfolio.

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

        The following table presents the fair value of fixed maturity and equity securities that are carried at fair value by SFAS 157 hierarchy levels, as of June 30, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—
Level 2	1,073,728	99.5%
Level 3	5,066	0.5%

	$1,078,794	100.0%

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

        The following table presents the fair value of the asset sectors within the SFAS 157 Level 3 securities as of June 30, 2008 (in thousands):

	Fair Value	% of Total Fair Value
Mortgage and asset-backed securities	$4,576	90.3%
Equity securities	490	9.7%

Total Level 3 securities	$5,066	100%

        Mortgage and asset-backed securities represents private-placement collateralized debt obligations that are thinly traded and priced using an internal model or by independent brokers.

  Impairment

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and is considered on an individual security basis, not on a portfolio basis. Impairment losses are recognized when declines in fair values based on quoted prices are determined to be other than temporary

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. Our accounting policy requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary. If we deem the security to be other-than-temporarily impaired, we record a charge in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals that identify securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

        We review our fixed maturity securities at least quarterly to determine if an other than temporary impairment is present based on quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include:

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

        As of June 30, 2008, we held subprime securities with par values of $143 million, an amortized cost of $60 million and a market value of $56 million representing approximately 3.6% of our cash and invested assets, with collateral comprised substantially of first lien mortgages. The majority of these securities are in senior or senior-mezzanine level tranches, which have preferential liquidation characteristics, and have an average rating of AA by Standard & Poors, a division of the McGraw Hill Companies, Inc., known as S&P, or equivalent. Two of these securities have experienced credit downgrades. Further, twelve securities, including the two already downgraded, with an amortized cost of approximately $15 million have been placed on negative credit watch. The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
2003	$6,636	$5,497	$(1,139)
2004	3,695	3,457	(238)
2005	26,462	22,524	(3,938)
2006	16,899	18,400	1,501
2007	6,377	6,502	125

Totals	$60,069	$56,380	$(3,689)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. This breakpoint currently exceeds the base case loss expectation for all but 2 holdings to varying degrees. We expect delinquency and loss rates in the subprime mortgage sector to continue to increase in the near term. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. However, holdings where the base case is closer to the breakpoint, principally holdings from the 2006 and 2007 vintage years, are more likely to incur a principal loss. We utilize third party pricing services to provide or estimate market prices. The major inputs used by third party pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and estimated cash flows and prepayment speeds. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price, as has recently been the case with many of our subprime holdings.

        At December 31, 2007, we recognized an other than temporary impairment on fourteen 2006 and 2007 vintage year subprime holdings, resulting in a pre-tax realized loss on investment of $41.0 million. As of June 30, 2008, we recognized an additional other than temporary impairment on the same fourteen securities impaired at December 31, 2007 plus four additional subprime holdings. Total impairment year-to-date on these eighteen subprime holdings was $41.5 million, of which $11.7 million was recognized in the second quarter. In addition, during the second quarter of 2008, we recognized an other than temporary impairment of $1.4 million on two commercial mortgage backed securities reducing the carrying value of these two securities to $1.1 million at June 30, 2008.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services however, we cannot give assurance that there will be no further impairments on these securities, until the market as a whole stabilizes. However, we believe that we will recover principal and interest greater than the market prices currently indicate.

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

        We carried valuation allowances on deferred tax assets of $3.1 million at June 30, 2008 and December 31, 2007 primarily related to the tax benefits associated with a New York state net operating loss carryforward. At June 30, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes. As a result, we released a deferred tax valuation allowance of $10.4 million that had been recorded in the first quarter of 2008 in connection with other than temporary impairments taken in that period.

Significant Transactions and Initiatives

  Medicare Advantage

        We entered the Medicare Advantage business in 2004 with the acquisition of Heritage Health Systems, Inc. which operates Medicare Advantage coordinated care plans in Texas, Oklahoma and Wisconsin. We have continued to increase our marketing of Medicare Advantage plans for Medicare HMOs and PFFS.

        As of June 30, 2008 our HMO enrollment has increased to approximately 54,600 members. We elected not to renew our Medicare Advantage HMO contract in Florida for 2008, and as of January 1, 2008 we had no HMO membership in Florida.

        Through our insurance subsidiaries American Progressive, Pyramid Life and Marquette we currently offer our PFFS products in 47 states in 2008, up from 35 states at December 31, 2007. As of June 30, 2008 our enrollment in PFFS plans has decreased to approximately 188,000 members since December 31, 2007.

        In late 2007, we began efforts to cultivate provider relationships to establish Medicare Advantage preferred provider organizations, known as PPOs. In December 2007, we advised CMS of our intent to market PPO products and as of June 30, 2008, we had contracted with providers in several markets. We are preparing to seek CMS authorization to begin actively marketing PPO products in October 2008 for effective dates of January 1, 2009. We expect that CMS will provide final authorizations of these plans in late August or early September. While we cannot provide assurances that we will receive all necessary authorizations from CMS, based upon our experience with Medicare Advantage products, we are confident necessary approvals will be obtained in a majority of the plans for which we sought approval.

  Medicare Part D

        Effective January 1, 2006, private insurers were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established by the Medicare Modernization Act. The Federal government pays a portion of the premium for this insurance, and the individuals who enroll pay the balance, if any. The Federal government will also provide additional subsidies in the form of premium support and coverage of the cost-sharing elements of the plan to specified low income Medicare beneficiaries. For the 2008 plan year, we offered, through our insurance subsidiaries, our Community CCRxSM and Prescription PathwaySM prescription drug plans in all 34 regions designated by CMS in which we bid. In addition, since we had a national plan bid below the benchmark in 29 and 30 regions, for Community CCRxSM and Prescription PathwaySM, respectively we received auto assignment of dual eligibles and low income subsidy beneficiaries who are dually eligible for Medicare and Medicaid in these regions.

        Through our strategic alliance with Caremark, we retain 50% of the Medicare Part D business of our Prescription PathwaySM PDPs. PharmaCare Re reinsures the remainder on a 50% quota share basis. Additionally, as part of the strategic alliance, we created PDMS, which is 50% owned by us and 50% owned by Caremark. PDMS principally performs marketing and risk management services on behalf of our Prescription PathwaySM PDPs.

        Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter 2008

  MemberHealth

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

        Subsequent to December 31, 2007, we determined that expected operating income for 2008 from the MemberHealth business, which we acquired in September 2007, will be less than previously forecast. The reason for the decline in expected income is that premium payments to MemberHealth will be lower than anticipated based upon the bids submitted to, and later accepted by CMS from MemberHealth in June 2007 for its 2008 Part D plans. The premium payments are lower primarily as a result of incorrect information concerning the risk scores in the MemberHealth bids. In accounting for the issue relating to the 2008 bids, we recorded an acquisition liability of $39.2 million for the below-market contract that is being amortized into income over the contract period, January 1, 2008 to December 31, 2008. We amortized $19.8 million of this acquisition liability in the six months ended June 30, 2008, $9.9 million per quarter. This amortization is reflected in direct premium and policyholder fees earned in the consolidated statements of operations.

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

Results of Operations—Consolidated Overview

        The following table reflects (loss) income from each of our segments and contains a reconciliation to reported net (loss) income:

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Senior Managed Care—Medicare Advantage(1)	$33,365	$20,348	$33,736	$26,340
Medicare Part D(1)	10,647	9,198	(18,987))	14,187
Traditional Insurance(1)	2,151	8,512	3,169	3,343
Senior Administrative Services(1)	6,385	5,490	12,409	11,327
Corporate(1)	(10,702)	(7,644)	(14,786)	(15,397)
Net realized gains (losses) on investments	(13,285)	(264))	(42,293))	1,640

Income (losses) before provision for income taxes(1)	28,561	35,640	(26,752)	41,440
(Benefit) provision for income taxes	193	13,365	(9,120)	14,805

Net income (loss)	$28,368	$22,275	$(17,632)	$26,635

Earnings (loss) per common share (diluted)	$0.32	$0.35	$(0.20)	$0.43

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

  Three months ended June 30, 2008 and 2007

        Net income for the three months ended June 30, 2008 was $28.4 million, or $0.32 per diluted share, compared to net income of $22.3 million, or $0.35 per diluted share for the three months ended June 30, 2007. The net income for the second quarter of 2008 includes realized investment losses of $13.3 million, relating primarily to the recognition of other than temporary impairments on investments, and income taxes of $0.2 million, including the release of a tax valuation allowance of $10.4 million that had been set up in the first quarter of 2008 in connection with impairments taken in that period. Net income for the second quarter of 2007 includes realized investment losses, net of tax, of $0.2 million, and income taxes of $13.4 million. Our effective tax rate was 0.7% for the second quarter of 2008, and 37.5% for the second quarter of 2007. The decline in the effective tax rate in the second quarter of 2008 is due primarily to the reversal of the tax valuation allowance established in the first quarter. Excluding the effects of this reversal, the effective tax rate in the second quarter of 2008 was 36.5%

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $33.4 million in the three months ended June 30, 2008, an increase of $13.0 million compared to the three months ended June 30, 2007, primarily due to $11.5 million of positive 2007 PFFS reserve development and improved HMO results, partially offset by $1.5 million of start-up costs associated with the PPO and a higher medical loss ratio in PFFS, adjusted to exclude the effects of the positive reserve development.

        Our Medicare Part D income increased by $1.4 million, compared to the second quarter of 2007. MemberHealth was acquired on September 21, 2007 and the three months ended June 30, 2008 includes income of $4.8 million on MemberHealth's business, offset by a decline in the earnings generated by Prescription PathwaySM business, primarily as a result of increases in prescription drug costs.

        Our Traditional Insurance segment income decreased by $6.4 million, compared to the second quarter of 2007, due to decreased earnings on Medicare supplement, specialty health and life insurance and annuity businesses, compared to the second quarter of 2007. The overall loss ratio for the segment was 77.6% for the quarter ended June 30, 2008, compared with 72.3% for the same period last year. Individual loss ratios for the quarter ended June 30, 2008 were 76.9% for Medicare supplement, compared with 71.3% for the same period last year due to higher skilled nursing facility claims; 88.0% for specialty health, compared with 84.2% for the same period last year and 68.0% for life and annuity, compared with 62.2% for the same period last year.

        Segment income for our Senior Administrative Services segment increased by $0.9 million, or 16%, to $6.4 million for the second quarter of 2008, as compared to the same period of 2007. This increase is primarily the result of reduced levels of general expenses beyond the reduction associated with the loss of affiliated private-fee-for-service business.

        The loss from our Corporate segment increased by $3.1 million, or 40%, for the second quarter of 2008 compared to the second quarter of 2007. This was due primarily to increases in other parent company expenses, net of revenues, interest costs, and the cost of stock based compensation.

  Six months ended June 30, 2008 and 2007

        The net loss for the six months ended June 30, 2008 was $17.6 million, or $0.20 per diluted share, compared to net income of $26.6 million, or $0.43 per diluted share for the six months ended June 30, 2007. The net loss for the first half of 2008 includes realized investment losses of $42.3 million, relating primarily to the recognition of other than temporary impairment of investments, and income tax benefits of $9.1 million. Net income for the first half of 2007 includes realized investment gains, net of tax, of $1.1 million, relating primarily to the gain on the sale of Peninsular. Our effective tax rate was 34.1% for the first half of 2008, and 35.7% for the first half of 2007.

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $33.7 million in the six months ended June 30, 2008, an increase of $7.4 million compared to the same period in 2007, primarily due to growth in PFFS membership and improved HMO results, partially offset by $2.8 million of start-up costs associated with the establishment of our PPO networks and a higher medical loss ratio in PFFS.

        Our Medicare Part D income decreased by $33.2 million, compared to the first six months of 2007. MemberHealth was acquired on September 21, 2007 and the six months ended June 30, 2008 includes a loss of $28.2 million on MemberHealth's business, as this is a period of the year that typically generates operating losses for prescription drug plans due to the seasonal nature of the benefits provided. In addition, the year to date earnings on Prescription PathwaySM business decreased by $5.0 million, primarily as a result of increases in prescription drug costs.

        Our Traditional Insurance segment income decreased by $0.2 million, compared to the first six months of 2007, due to increased earnings on Medicare supplement business, offset by lower earnings on specialty health and life insurance and annuity. The overall loss ratio for the segment was 77.4% for the six months ended June 30, 2008, compared with 75.7% for the same period last year. Individual loss ratios for the six months ended June 30, 2008 were 76.5% for Medicare supplement, compared with 74.9% for the same period last year; 90.3% for specialty health, compared with 87.6% for the same period last year and 65.5% for life and annuity, compared with 64.8% for the same period last year.

        Segment income for our Senior Administrative Services segment increased by $1.1 million, or 10%, to $12.4 million for the first six months of 2008, as compared to the same period of 2007. This increase is primarily the result of reduced levels of general expenses beyond the reduction associated with the loss of affiliated private-fee-for-service business.

        The loss from our Corporate segment decreased by $0.6 million, or 4%, for the first six months of 2008 compared to the first six months of 2007. The improvement was due primarily to significantly lower officer bonus expenses and an increase in net investment income, partially offset by an increase in interest costs, and the cost of stock based compensation.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$619,443	$487,849	$1,181,128	$866,947
Net investment and other income	3,706	6,326	8,741	9,245

Total revenue	623,149	494,175	1,189,869	876,192

Medical expenses	514,797	407,974	1,005,087	725,000
Amortization of intangible assets	1,014	889	2,028	1,859
Commissions and general expenses	73,973	64,964	149,018	122,993

Total benefits, claims and other deductions	589,784	473,827	1,156,133	849,852

Segment income	$33,365	$20,348	$33,736	$26,340

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

  Three months ended June 30, 2008 and 2007

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $33.4 million in the three months ended June 30, 2008, an increase of $13.0 million compared to the three months ended June 30, 2007, primarily due to $11.5 million of positive 2007 PFFS reserve development and improved HMO results, partially offset by $1.5 million of start-up costs associated with the establishment of our PPO networks and a higher medical loss ratio in PFFS, adjusted to exclude the effects of the positive reserve development.

  Six months ended June 30, 2008 and 2007

        Our Senior Managed Care—Medicare Advantage segment generated segment income of $33.7 million in the six months ended June 30, 2008, an increase of $7.4 million compared to the same period in 2007, primarily due to growth in PFFS membership and improved HMO results, partially offset by $2.8 million of start-up costs associated with the establishment of our PPO networks and a higher medical loss ratio in PFFS.

PFFS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$456,858	$357,008	$865,866	$621,474
Net investment and other income	2,434	4,421	5,695	5,667

Total revenue	459,292	361,429	871,561	627,141

Medical expenses	388,500	304,889	759,641	535,831
Commissions and general expenses	48,724	45,384	98,772	80,887

Total benefits, claims and other deductions	437,224	350,273	858,413	616,718

Net income before taxes	$22,068	$11,156	$13,148	$10,423

         Membership.    For a discussion of the accounting for Medicare Advantage policies, including PFFS, see Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K Although we are unable to precisely quantify the impact of any potential member change from that used in our consolidated financial results, we do not believe that any change from the amounts reported as of June 30, 2008 is likely to be material.

  Three months ended June 30, 2008 and 2007

        Revenues.    Net premiums for the PFFS business increased by $99.9 million compared to the three months ended June 30, 2007, primarily due to growth in membership. Membership increased to approximately 188,000 as of June 30, 2008 from approximately 179,000 as of June 30, 2007. As a result of the increase in the number of members, the member months for the three months ended June 30, 2008 increased to approximately 585,000 from approximately 493,000 for the three months ended June 30, 2007. Net investment and other income decreased by $2.0 million, due primarily to lower yields of invested assets as a result of a decline in short term interest rates.

         Benefits, Claims and Expenses.    Medical expenses increased by $83.6 million, compared to the second quarter of 2007, primarily due to growth in membership partially offset by $11.5 million of positive 2007 reserve development.. The PFFS medical loss ratio decreased to 85.0% for the second quarter of 2008 from 85.4% for the second quarter of 2007 as a result of the positive development mentioned above. Backing out this positive development, the medical loss ratio for the second quarter of 2008 was 87.5%. The increase in this adjusted medical loss ratio compared to the same period in 2007 is primarily due to more competitively priced products. Commissions and general expenses increased by $3.3 million compared to the second quarter of 2007, due primarily to the growth in business.

  Six months ended June 30, 2008 and 2007

        Revenues.    Net premiums for the PFFS business increased by $244.4 million compared to the six months ended June 30, 2007, primarily due to growth in membership. Membership increased to approximately 188,000 as of June 30, 2008 from approximately 179,000 as of June 30, 2007. As a result of the increase in the number of members, the member months for the six months ended June 30, 2008 increased to approximately 1,127,000 from approximately 880,000 for the six months ended June 30, 2007. Net investment income was comparable to investment income for the six months ended June 30, 2007.

         Benefits, Claims and Expenses.    Medical expenses increased by $223.8 million, compared to the six months ended June 30, 2007, primarily due to growth in membership combined with an increase in the medical loss ratio. Year to date 2008 results include $1.5 million of positive prior period reserve development. The PFFS medical loss ratio increased to 87.7% for the six months ended June 30, 2008 from 86.2% for the six months ended June 30, 2007 primarily due to more competitively priced products. Commissions and general expenses increased by $17.9 million compared to the six months ended June 30, 2007, due primarily to the growth in business.

HMOs

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$162,585	$130,841	$315,262	$245,473
Net investment and other income	1,272	1,905	3,046	3,578

Total revenue	163,857	132,746	318,308	249,051

Medical expenses	126,297	103,085	245,446	189,169
Amortization of intangible assets	1,014	889	2,028	1,859
Commissions and general expenses	23,760	19,580	47,464	42,106

Total benefits, claims and other deductions	151,071	123,554	294,938	233,134

Net income before taxes	$12,786	$9,192	$23,370	$15,917

  Three months ended June 30, 2008 and 2007

        Revenues.    Net premiums for our HMOs increased by $31.7 million, or 24%, compared to the second quarter of 2007, primarily due to growth in membership of 16% combined with higher member risk scores. Medicare membership increased to approximately 54,600 members at June 30, 2008 from approximately 47,100 at June 30, 2007.

         Benefits, Claims and Expenses.    Medical expenses increased by $23.2 million, or 23%, compared to the second quarter of 2007 driven primarily by growth in membership of 16% combined with higher member risk scores. The medical loss ratio for the HMOs decreased to 77.7% for the second quarter of 2008, from 78.8% for the second quarter of 2007, due to improved revenue yields and lower utilization of benefits. Commissions and general expenses, while increasing by $4.2 million compared to 2007, decreased as a percent of net premiums by 0.4% from 15.0% in the second quarter of 2007 to 14.6% in the second quarter of 2008.

  Six months ended June 30, 2008 and 2007

        Revenues.    Net premiums for our HMOs increased by $69.8 million, or 28%, compared to the first six months of 2007. Approximately $53.0 million of the increase was due to the growth in Medicare membership along with higher member risk scores. Medicare membership increased to approximately 54,600 members at June 30, 2008 from approximately 47,100 at June 30, 2007. Revenue from the commercial business in Oklahoma increased $9.5 million due to growth in membership and because the six months ended June 30, 2007 included four months of commercial operations whereas the six months ended June 30, 2008 included a full six months of operations.

         Benefits, Claims and Expenses.    Medical expenses increased by $56.3 million, or 30%, compared to the first six months of 2007. Growth in Medicare membership added approximately $47.7 million and growth in commercial business added $8.2 million. The remaining $0.4 million was due to an increase in utilization of member benefits. The medical loss ratio for the HMOs increased to 77.9% for the first six months of 2008, from 77.1% for the first six months of 2007, as a result of an increase in utilization of member benefits and provider compensation. Commissions and general expenses, while increasing $5.4 million compared to 2007, decreased as a percent of net premiums by 2.1% from 17.2% in the first six months of 2007 to 15.1% in the first six months of 2008. The six months ended June 30, 2007 also included start-up costs associated with the acquisition of members in new markets.

PPOs

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net premiums	$—	$—	$—	$—
Net investment and other income	—	—	—	—

Total revenue	—	—	—	—

Medical expenses	—	—	—	—
Amortization of intangible assets	—	—	—	—
Commissions and general expenses	1,489	—	2,782	—

Total benefits, claims and other deductions	1,489	—	2,782	—

Net loss before taxes	$(1,489)	$—	$(2,782)	$—

  Three months ended June 30, 2008 and 2007

        Expenses.    Commissions and general expenses increased by $1.5 million compared to the second quarter of 2007 due to the costs of establishing the PPO networks.

  Six months ended June 30, 2008 and 2007

        Expenses.    Commissions and general expenses increased by $2.8 million compared to the six months ended June 30, 2007 due to the costs of establishing the PPO networks.

Segment Results—Medicare Part D

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Direct and assumed premium	$530,615	$137,659	$1,054,157	$271,742
Risk corridor adjustment/government reinsurance	56,613	4,149	182,924	50,384

Direct and assumed premium after risk corridor adjustment	587,228	141,808	1,237,081	322,126
Ceded premiums	(80,326)	(69,660)	(179,413)	(158,531)

Net premiums	506,902	72,148	1,057,668	163,595
Other Part D income (loss)—PDMS	15,281	13,120	31,333	26,323

Total Part D revenue	522,183	85,268	1,089,001	189,918
Net investment and other income	4,830	1,090	11,175	2,342

Total revenue	527,013	86,358	1,100,176	192,260

Pharmacy benefits	455,144	67,783	999,595	159,170
Amortization of intangibles	7,999	—	7,999	—
Commissions and general expenses	53,223	9,377	111,569	18,903

Total benefits, claims and other deductions	516,366	77,160	1,119,163	178,073

Segment (loss) income	$10,647	$9,198	$(18,987)	$14,187

        On January 1, 2006, we began providing prescription drug benefits in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries under our Prescription PathwaySM PDPs. We reinsure 50% of the business of our Prescription PathwaySM PDPs to PharmaCare Re.

        Our participation, on a 33.3% basis, in an unaffiliated plan with Arkansas Blue Cross and Blue Shield and PharmaCare Re. The contract for this participation terminated as of January 1, 2008. Under the termination provisions of the contract, we received $0.8 million, an amount equal to two years of the estimated future profits generated by the block of business, which was recorded in the first quarter 2008

        For a discussion of the accounting for Part D see Notes 2 and 15 of the notes to the consolidated financial statements in our annual report on Form 10-K. Our revenues and claims expense are based on earned premium and incurred pharmacy benefits for the reported enrolled membership. The membership information is subject to reconciliation and refinement with CMS with respect to the allocation among all plans participating in the Part D program and is an on-going process. As a result of the on-going reconciliation process, it is likely that the membership data upon which we based our results will change, with a corresponding change in the financial results for the segment. We are unable to precisely quantify the impact of any potential change until the membership data for specific time periods is fully reconciled with CMS, however, based upon our past experience, we do not believe that the effect of any change from the amounts reported as of June 30, 2008 is likely to be material.

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

  Three months ended June 30, 2008 and 2007

        Our Medicare Part D income increased by $1.4 million, compared to the second quarter of 2007. MemberHealth was acquired on September 21, 2007 and the three months ended June 30, 2008 includes income of $4.8 million on MemberHealth's business, partially offset by a decline in the earnings generated by Prescription PathwaySM business, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor that changes the seasonality of reported amounts.

         Membership.    At June 30, 2008, our total membership for Medicare Part D was 1,802,000 members compared to 491,000 members at June 30, 2007, an increase of 1,311,000 members principally attributable to our acquisition of MemberHealth. For Prescription PathwaySM. we based our membership on enrollment information provided by CMS which indicated that, as of June 30, 2008, approximately 507,000 members were enrolled, that we participate in on a 50% basis, for which we were paid by CMS. This represents an increase of 3% over the June 30, 2007 membership of approximately 491,000. As a result of our acquisition of MemberHealth, our Part D membership as of June 30, 2008, also includes approximately 1,295,000 members enrolled in our Community CCRxSM PDP. Prior to January 1, 2008, we participated, on a 33.3% basis, in BCBS that had approximately 24,000 members at June 30, 2007.

         Revenues.    Direct and assumed premium increased by $393.0 million, or 285%, compared to the second quarter of 2007. This growth resulted primarily from the acquisition of MemberHealth which generated $388.3 million of direct and assumed premium in the second quarter of 2008. The MemberHealth premium includes $9.9 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment increased revenue by an additional $52.5 million compared to the second quarter of 2007. The government risk corridor adjustment from MemberHealth was an increase in revenues of $46.8 million. The government risk corridor adjustment from our Prescription PathwaySM business was $5.7 million more of an increase in revenue in the three months ended June 30, 2008 compared to three months ended June 30, 2007.

        Other Part D income—PDMS increased by $2.2 million compared to the second quarter of 2007 as a result of growth in business at Prescription PathwaySM. Net investment and other income increased by $3.7 million principally as a result of $4.6 million of PBM revenues from MemberHealth, partially offset by lower rates of return on investments.

         Benefits, Claims and Expenses.    Pharmacy benefits increased by $387.4 million, compared to the second quarter of 2007. The MemberHealth business generated $380.2 million of benefits in the quarter, while benefits for our Prescription PathwaySM business increased by $7.2 million or 10.6% over the second quarter of 2007. The ratio of incurred prescription drug benefits to net premium in 2008 for Prescription PathwaySM was 98.6% compared to 94.0% for 2007. Amortization of intangibles increased $8.0 million as the result of amortization of intangible assets recorded in connection with the acquisition of MemberHealth. Commissions and general expenses increased by $43.8 million, compared to the second quarter of 2007. MemberHealth added $42.9 million during the quarter. The balance of the increase of $0.9 million relates to the growth in our Prescription PathwaySM business.

  Six months ended June 30, 2008 and 2007

        Our Medicare Part D income decreased by $33.2 million, compared to the first six months of 2007. MemberHealth was acquired on September 21, 2007 and the six months ended June 30, 2008 includes a loss of $28.2 million on MemberHealth's business, as this is a period of the year that typically generates operating losses for prescription drug plans due to the seasonal nature of the benefits provided. In addition, the year to date earnings on Prescription PathwaySM business decreased by $5.0 million, primarily as a result of increases in prescription drug costs and changes in the calculation of the government risk corridor that changes the seasonality of reported amounts.

         Membership.    At June 30, 2008, our total membership for Medicare Part D was 1,802,000 members compared to 491,000 members at June 30, 2007, an increase of 1,311,000 members principally attributable to our acquisition of MemberHealth. For Prescription PathwaySM. we based our membership on enrollment information provided by CMS which indicated that, as of June 30, 2008, approximately 507,000 members were enrolled, that we participate in on a 50% basis, for which we were paid by CMS. This represents an increase of 3% over the June 30, 2007 membership of approximately 491,000. As a result of our acquisition of MemberHealth, our Part D membership as of June 30, 2008, also includes approximately 1,295,000 members enrolled in our Community CCRxSM PDP. Prior to January 1, 2008, we participated, on a 33.3% basis, in BCBS that had approximately 24,000 members at June 30, 2007.

         Revenues.    Direct and assumed premium increased by $782.4 million, or 288%, compared to the first six months of 2007. This growth resulted primarily from the acquisition of MemberHealth which generated $769.9 million of direct and assumed premium for the six months ended June 30, 2008. The MemberHealth premium includes $19.8 million of amortization of the below market contract liability recorded in connection with the MemberHealth acquisition. The change in the government risk corridor adjustment increased revenue by an additional $132.5 million compared to the six months ended June 30, 2007. The government risk corridor adjustment from MemberHealth was an increase in revenues of $124.7 million. The government risk corridor adjustment from our Prescription PathwaySM business was $7.8 million more of an increase in revenue in the first six months of 2008 compared to 2007.

        Other Part D income—PDMS increased by $5.0 million compared to the first six months of 2007 as a result of growth in business at Prescription PathwaySM. Net investment and other income increased by $8.8 million principally as a result of $8.9 million of PBM revenues from MemberHealth, partially offset by lower rates of return on investments.

         Benefits, Claims and Expenses.    Pharmacy benefits increased by $840.4 million, compared to the first six months of 2007. The MemberHealth business generated $826.0 million of benefits for the six months ended June 30, 2008, while benefits for our Prescription PathwaySM business increased by $14.4 million or 9% over the first six months of 2007. The ratio of incurred prescription drug benefits to net premium for 2008 was 94.5% compared to 97.3% for 2007. Amortization of intangibles increased $8.0 million as the result of amortization of intangible assets recorded in connection with the acquisition of MemberHealth. Commissions and general expenses increased by $92.7 million, compared to the first six months of 2007. MemberHealth added $91.4 million during 2008. The balance of the increase of $1.3 million relates to the growth in our Prescription PathwaySM business.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Premiums:
Direct and assumed	$218,631	$226,035	$445,742	$461,208
Ceded	(120,051)	(115,563)	(241,953)	(233,388)

Net premiums	98,580	110,472	203,789	227,820
Net investment income	14,767	17,854	31,189	35,363
Other income	261	929	599	983

Total revenue	113,608	129,255	235,577	264,166
Policyholder benefits	76,489	79,886	157,642	172,460
Interest credited to policyholders	3,382	4,323	7,522	9,029
Change in deferred acquisition costs	3,268	1,764	10,799	11,987
Amortization of intangible assets	811	874	1,615	1,902
Commissions and general expenses, net of allowances	27,507	33,896	54,830	65,445

Total benefits, claims and other deductions	111,457	120,743	232,408	260,823

Segment income	$2,151	$8,512	$3,169	$3,343

  Three months ended June 30, 2008 and 2007

        Our Traditional Insurance segment income decreased by $6.4 million, compared to the second quarter of 2007, due to decreased earnings on Medicare supplement, specialty health and life insurance and annuity businesses, compared to the second quarter of 2007. The overall loss ratio for the segment was 77.6% for the quarter ended June 30, 2008, compared with 72.3% for the same period last year. Individual loss ratios for the quarter ended June 30, 2008 were 76.9% for Medicare supplement, compared with 71.3% for the same period last year due to higher skilled nursing facility claims; 88.0% for specialty health, compared with 84.2% for the same period last year and 68.0% for life and annuity, compared with 62.2% for the same period last year.

         Revenues.    Net premium declined by $11.9 million, or 11% and was primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

Premium

	Three months ended June 30,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare supplement	$92,628	$(24,844)	$67,784	$106,027	$(29,174)	$76,853
Specialty health	106,682	(89,431)	17,251	100,098	(81,311)	18,787
Life insurance and annuity	19,321	(5,776)	13,545	19,910	(5,078)	14,832

Total premium	$218,631	$(120,051)	$98,580	$226,035	$(115,563)	$110,472

        Net investment income decreased by $3.1 million as a result of lower invested assets caused by less business in force as well as lower interest rates.

         Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $3.4 million, or 4%, compared to the second quarter of 2007. This decline was principally caused by a net reduction in Medicare supplement benefits of $2.7 million as a result of a decline in the business partially offset by an increase in the loss ratio to 76.9% for the second quarter of 2008 from 71.3% for the same period last year.

        Change in deferred acquisition costs increased $1.5 million compared to the second quarter of 2007. This increase is primarily due to less capitalization of commissions and expenses as a result of lower sales of new business and less business in force as compared to a year ago.

        Commissions and general expenses, net of reinsurance allowances, decreased by $6.4 million, or 19%, compared to the second quarter of 2007. The following table details the components of commission and other operating expenses:

	Three months ended June 30,
	2008	2007
	(In thousands)
Commissions	$15,678	$23,649
Other operating costs	20,399	20,547
Reinsurance allowances	(8,570)	(10,300)

Commissions and general expenses, net of allowances	$27,507	$33,896

        The lower level of commissions is associated with the continued aging of our in force renewal premium and less new business production that has higher commission rates. Other operating costs were essentially flat for the quarter ended June 30, 2008, compared to the second quarter of 2007. Commission and expense allowances received from reinsurers decreased for the second quarter of 2008 from the second quarter of 2007, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

  Six months ended June 30, 2008 and 2007

        Our Traditional Insurance segment income decreased by $0.2 million, compared to the first six months of 2007, due to increased earnings on Medicare supplement business, offset by lower earnings on specialty health and life insurance and annuity. The overall loss ratio for the segment was 77.4% for the six months ended June 30, 2008, compared with 75.7% for the same period last year. Individual loss ratios for the six months ended June 30, 2008 were 76.5% for Medicare supplement, compared with 74.9% for the same period last year; 90.3% for specialty health, compared with 87.6% for the same period last year and 65.5% for life and annuity, compared with 64.8% for the same period last year.

         Revenues.    Net premium declined by $24.0 million, or 11% and was primarily caused by the continued effect of lapsation of our Medicare supplement in force products. Below is a summary of premium for the segment by major lines of business:

	Six months ended June 30,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(In thousands)
Medicare supplement	$194,008	$(52,344)	$141,664	$222,298	$(61,618)	$160,680
Specialty health	212,871	(178,234)	34,637	199,760	(162,036)	37,724
Life insurance and annuity	38,863	(11,375)	27,488	39,150	(9,734)	29,416

Total premium	$445,742	$241,953	$203,789	$461,208	$233,388	$227,820

         Benefits, Claims and Expenses.    Policyholder benefits incurred declined by $14.8 million, or 9%, compared to the first six months of 2007. This decline was principally caused by a net reduction in Medicare supplement benefits of $11.9 million as a result of a decline in the business partially offset by an increase in the loss ratio to 76.5% for the first six months of 2008 from 74.9% for the same period last year.

        Change in deferred acquisition costs decreased $1.2 million compared to the first six months of 2007. This decreased primarily as a result of a lower level of lapsation of our Medicare supplement in force business principally during the first three months of each year.

        Commissions and general expenses, net of reinsurance allowances, decreased by $10.6 million, or 16%, compared to the first six months of 2007. The following table details the components of commission and other operating expenses:

	Six months ended June 30,
	2008	2007
	(In thousands)
Commissions	$32,732	$44,155
Other operating costs	39,528	42,095
Reinsurance allowances	(17,430)	(20,805)

Commissions and general expenses, net of allowances	$54,830	$65,445

        The lower level of commissions is associated with the continued aging of our in force renewal premium and less new business production that has higher commission rates. Other operating costs were lower for the first six months of 2008, compared to the first six months of 2007 as a result of lower acquisition expenses due to less new business production and lower fixed costs. Commission and expense allowances received from reinsurers decreased for the first six months of 2008 from the first six months of 2007, primarily due to the reduction in new business ceded and the effects of normal lower commission allowances on our aging base of ceded renewal business.

Segment Results—Senior Administrative Services

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Affiliated fee revenue
Medicare supplement	$5,198	$5,772	$10,379	$12,227
Part D	6,995	6,133	14,021	12,335
PFFS	—	4,615	—	7,711
Long term care	582	576	1,127	1,199
Life insurance	1,088	476	1,742	950
Other	1,507	2,099	3,599	4,079

Total affiliated revenue	15,370	19,671	30,868	38,501

Unaffiliated fee revenue
Medicare Advantage	3,675	2,587	7,213	5,066
Medicare supplement	1,384	1,461	2,877	3,016
Long term care	1,382	1,720	2,997	3,592
Non-insurance products	226	416	478	807
Part D	64	399	200	796
Other	43	41	81	82

Total unaffiliated revenue	6,774	6,624	13,846	13,359

Total revenue	22,144	26,295	44,714	51,860

Amortization of present value of future profits	101	110	183	220
General expenses	15,658	20,695	32,122	40,313

Total expenses	15,759	20,805	32,305	40,533

Segment income	$6,385	$5,490	$12,409	$11,327

        Unaffiliated revenue includes fees received to administer certain business of our insurance subsidiaries that is 100% reinsured to an unaffiliated reinsurer. These fees amounted to $0.6 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively and $1.2 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. In 2007 we performed certain administrative functions for the affiliated PFFS line that are performed directly by the affiliated entities in 2008. These fees, together with the affiliated revenue, were eliminated in consolidation.

  Three months ended June 30, 2008 and 2007

        Segment income for our Senior Administrative Services segment increased by $0.9 million, or 16%, to $6.4 million for the second quarter of 2008, as compared to the same period of 2007. This increase is primarily the result of reduced levels of general expenses beyond the reduction associated with the loss of affiliated private-fee-for-service business.

        Revenue declined by $4.2 million, or 16%, during the second quarter of 2008 compared to the second quarter of 2007. Affiliated service fee revenue decreased by $4.3 million primarily as a result of the loss of fee income associated with the administration of our PFFS business that was performed directly by the affiliated entities in 2008 partially offset by an increase in Part D revenues on a growing block of business. Unaffiliated service fee revenue increased by $0.2 million, due primarily to an increase in services performed for unaffiliated Medicare Advantage business, partially offset by a decrease in additional administrative services performed for clients for the other unaffiliated lines of business. General expenses for the segment decreased by $5.0 million, or 24%, primarily attributed to the decline of the affiliated PFFS business.

  Six months ended June 30, 2008 and 2007

        Segment income for our Senior Administrative Services segment increased by $1.1 million, or 10%, to $12.4 million for the first six months of 2008, as compared to the same period of 2007. This increase is primarily the result of reduced levels of general expenses beyond the reduction associated with the loss of affiliated private-fee-for-service business.

        Revenue declined by $7.1 million, or 14%, during the first six months of 2008 compared to the first six months of 2007. Affiliated service fee revenue decreased by $7.6 million primarily as a result of the loss of fee income associated with the administration of our PFFS business that was performed directly by the affiliated entities in 2008 and a decline in Medicare supplement revenues on a smaller book of business partially offset by an increase in Part D revenues on a growing block of business. Unaffiliated service fee revenue increased by $0.5 million, due primarily to an increase in services performed for unaffiliated Medicare Advantage business, partially offset by a decrease in additional administrative services performed for clients for the other unaffiliated lines of business. General expenses for the segment decreased by $8.2 million, or 20%, primarily attributed to the decline of the affiliated PFFS business.

Segment Results—Corporate

        The following table presents the primary components comprising the loss from the segment:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Interest expense	$5,800	$4,924	$12,095	$8,363
Amortization of capitalized loan origination fees	262	288	524	568
Stock-based compensation expense	1,632	971	3,237	2,107
Other parent company expenses, net of revenues	3,008	1,461	(1,070)	4,359

Segment loss	$10,702	$7,644	$14,786	$15,397

  Three months ended June 30, 2008 and 2007

        The loss from our Corporate segment increased by $3.1 million, or 40%, for the second quarter of 2008 compared to the second quarter of 2007. This was due primarily to increases in other parent company expenses, net of revenues, interest costs, and the cost of stock based compensation.

        The increase in interest cost of $0.9 million is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the second quarter of 2007. Our combined outstanding debt increased by $169.5 million to $432.4 million at June 30, 2008 from $262.9 million at June 30, 2007. The increase in the outstanding debt was due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 4.6% for the second quarter of 2008 compared to 7.1% for the second quarter of 2007. The weighted average interest rate on our other long term debt was 7.3% for the second quarter of 2008 compared to 7.8% for the second quarter of 2007. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from the awards, in the second half of 2007 and the first half of 2008, to officers and other employees approved by the compensation committee.

        The increase in other parent company expenses, net of revenues was primarily due to, a decrease of $0.5 million in net investment income, an increase in the costs of restricted stock awards and other, individually insignificant, unfavorable expense variances.

  Six months ended June 30, 2008 and 2007

        The loss from our Corporate segment decreased by $0.6 million, or 4%, for the first six months of 2008 compared to the first six months of 2007. The improvement was due primarily to significantly lower officer bonus expenses and an increase in net investment income, partially offset by an increase in interest costs, and the cost of stock based compensation.

        The increase in interest cost of $3.7 million is due primarily to the increase in our debt outstanding, offset in part by a reduction in the interest rates charged on the debt, as compared to the first six months of 2007. Our combined outstanding debt increased by $169.5 million to $432.4 million at June 30, 2008 from $262.9 million at June 30, 2007. The increase in the outstanding debt was due primarily to the refinancing of our credit facility in connection with the acquisition of MemberHealth in September 2007. The weighted average interest rate on our loan payable was 4.7% for the first six months of 2008 compared to 7.3% for the first six months of 2007. The weighted average interest rate on our other long term debt was 7.5% for the first six months of 2008 compared to 7.8% for the first six months of 2007. See "Liquidity and Capital Resources" for additional information regarding our loan payable and other long term debt.

        The increase in stock-based compensation resulted primarily from the awards, in the second half of 2007 and the first half of 2008, to officers and other employees approved by the compensation committee.

        The decrease in other parent company expenses, net of revenues was primarily due to the reversal of a 2007 bonus accrual that was $5.6 million in excess of the final amounts approved by the compensation committee and paid in 2008, an increase of $0.5 million in net investment income, partially offset by an increase in the costs of restricted stock awards and other, individually insignificant, unfavorable expense variances.

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

2007 Credit Facility

        In connection with the MemberHealth transaction, as described in Note 4—Business Combinations to our Consolidated Financial Statements set forth above, we refinanced our Amended Credit Facility and Revolving Credit Facility with a new credit facility consisting of a $350 million term loan and a $150 million revolver. We used a portion of the proceeds from the refinancing to repay in full the amounts outstanding on the previous credit facility. Interest under the new credit facility is currently based on LIBOR plus a spread of 62.5 basis points. In addition, we currently pay a commitment fee on the unutilized revolving loan facility at an annualized rate of 10.0 basis points. In accordance with the credit agreement for the new credit facility, the spread and fee are determined based on our consolidated leverage ratio. Effective June 30, 2008, the interest rate on the term loan portion of the new credit facility was 3.55%. We had not drawn on the revolving loan facility as of the date of this report. As a result of the value to be received pursuant to the settlement agreement discussed in Significant Transactions and Initiatives, on April 23, 2008 we have prepaid $25 million of principal under the new facility, under an approved waiver.

        Our Heritage Health Systems and MemberHealth subsidiaries have guaranteed our obligations under the new credit facility. In addition, when a "rating condition" exists whereby we are either no longer rated by S&P or our rating falls below BBB-, this facility is secured by a pledge of substantially all of the equity interests of each of our Heritage Health Systems, American Exchange and MemberHealth subsidiaries. In March 2008, S&P reduced our rating to BB+, which constituted a rating condition that triggered this added security requirement.

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

        Under the terms of the new credit facility, we must make principal repayments quarterly at the rate of $3.5 million per year over a five-year period and a final payment of $308.4 million due upon maturity in September, 2012. The following table shows the schedule of principal payments remaining on the new credit facility as of June 30, 2008, including the $25 million prepayment, discussed above.

2007 Credit Facility
(in thousands)
2008	$1,750
2009	3,500
2010	3,500
2011	3,500
2012	310,125

$322,375

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

Principal and Interest Payments

        We made regularly scheduled principal payments of $1.8 million during the six months ended June 30, 2008 and $2.6 million during the six months ended June 30, 2007 in connection with the credit facilities. In addition, we made a $25 million prepayment on April 23, 2008 in connection with an approved waiver as discussed above. We repaid the $87.9 million balance outstanding on our Amended Credit Facility in connection with the refinancing noted above.

        We paid interest of $7.1 million during the six months ended June 30, 2008 and $4.2 million during the six months ended June 30, 2007 in connection with our credit facilities. Due to the variable interest rate on the new credit facility, the portion not covered by the interest rate swaps would be subject to higher interest costs to us if short term interest rates rise.

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

        Separate subsidiary trusts of our parent holding company have issued a combined $125.0 million in thirty year trust preferred securities, with $110 million currently outstanding as detailed in the following table:

Maturity Date	Amount Issued	Term	Spread Over LIBOR		Rate as of June 30, 2008
	(In thousands)		(Basis points)
April 2033	$10,000	Floating	400		6.7%
May 2033	15,000	Floating	420		6.9%
May 2033	15,000	Fixed/Floating	410	(1)	6.8%
October 2033	20,000	Fixed/Floating	395	(2)	7.0%
March 2037	50,000	Fixed/Floating	275	(3)	7.7%

	$110,000

(1)
The rate on this issue was fixed at 7.4% for the first five years. On May 15, 2008 the rate converted to a floating rate equal to LIBOR plus 410 basis points.

(2)
Effective April 29, 2004, we entered into a swap agreement whereby we will pay a fixed rate of 6.98% in exchange for a floating rate of LIBOR plus 395 basis points. The swap contract expires in October 2008.

(3)
The rate on this issue is fixed at 7.7% for the first five years. On March 23, 2012, the rate will convert to a floating rate equal to LIBOR plus 275 basis points.

        We paid $4.3 million in interest in connection with the junior subordinated debt during the six months ended June 30, 2008 and $3.8 million during the six months ended June 30, 2007.

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

        As of June 30, 2008, the parent company had readily available cash of $126 million. In addition, we have access to funds under existing credit facilities. We have $150.0 million available under the revolving portion of our new credit facility. In March of 2007, we drew down all $50 million available under our then-existing short-term revolving credit facility to finance capital needs at our insurance company subsidiaries to support the growth of our business. We then repaid the entire $50.0 million balance on July 18, 2007, when it was determined that it was not immediately needed, using cash received in our May 2007 equity raise.

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

         Insurance Subsidiaries—Surplus Note, Dividends and Capital Contributions.    Cash generated by our insurance company subsidiaries will be made available to our holding company, principally through periodic payments of principal and interest on the surplus note owed to our holding company by our subsidiary, American Exchange Life. As of June 30, 2008, the principal amount of the surplus note was $11.6 million. The note bears interest to our parent holding company at 25 basis points over the interest rate on the new credit facility. We anticipate that the surplus note will be primarily serviced by dividends from Pennsylvania Life, a wholly owned subsidiary of American Exchange and by distributions from PDMS, and by tax-sharing payments among the insurance companies that are wholly owned by American Exchange and are included in the consolidated Federal income tax return filed by American Exchange. American Exchange made principal payments totaling $6.0 million during the six months ended June 30, 2008 and $5.0 million during the six months ended June 30, 2007. American Exchange paid interest on the surplus note of $0.4 million during the six months ended June 30, 2008 and $1.1 million during the six months ended June 30, 2007.

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

        Our parent holding company made capital contributions to American Exchange amounting to $81.0 million during 2007. American Exchange made capital contributions of $44.0 million to American Progressive, $32.0 million to Pyramid and $5 million to Marquette during 2007. In December 2007, Pennsylvania Life declared and paid a dividend in the amount of $21.0 million to American Exchange. From these proceeds, American Exchange made an additional capital contribution of $20.0 million to Pyramid. American Exchange made a capital contribution of $7.0 million to Pyramid in the second quarter of 2008.

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

        Some of our life insurance and annuity policies are interest-sensitive in nature. The amount of surrenders and withdrawals is affected by a variety of factors such as credited interest rates for similar products, general economic conditions and events in the industry that affect policyholders' confidence. Although the contractual terms of substantially all of our in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, we impose penalties for early surrenders. As of June 30, 2008 we held reserves that exceeded the underlying cash surrender values of our net retained in force life insurance and annuities by $24 million. Our insurance subsidiaries, in our view, have not experienced any material changes in surrender and withdrawal activity in recent years.

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

        At June 30, 2008, we held cash and cash equivalents totaling $453 million and fixed maturity securities that we could readily convert to cash with carrying values and fair values of $1.1 billion.

        The net yields on our cash and invested assets increased to 5.2% for the six months ended June 30, 2008, from 5.1% for the six months ended June 30, 2007. A portion of these securities are held to support the liabilities for policyholder account balances, which liabilities are subject to periodic adjustments to their credited interest rates. The credited interest rates of the interest-sensitive policyholder account balances are determined by us based upon factors such as portfolio rates of return and prevailing market rates and typically follow the pattern of yields on the assets supporting these liabilities.

        Our domestic insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than the statutory minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of our insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, or the NAIC, imposes regulatory risk-based capital or RBC requirements on life insurance enterprises. At December 31, 2007, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level". The combined statutory capital and surplus, including asset valuation reserve, of our U.S. insurance subsidiaries totaled $439.1 million at June 30, 2008 and $486.1 million at December 31, 2007. Our U.S. insurance subsidiaries generated statutory net loss of $25.9 million for the six months ended June 30, 2008 and income of $38.8 million for the six months ended June 30, 2007.

        Our HMO affiliates are also required by regulatory authorities to maintain minimum amounts of capital and surplus and are also subject to RBC requirements. At June 30, 2008, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $73.9 million at June 30, 2008 and $64.3 million at December 31, 2007. Statutory net income for our HMO affiliates was $10.8 million for the six months ended June 30, 2008 and $9.0 million for the six months ended June 30, 2007.

Investments

        Our investment policy is to balance the portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. These laws generally prescribe the nature, quality of and limitations on various types of investments that may be made. We do not currently have investments in partnerships, special purpose entities, real estate, commodity contracts, or other derivative securities. We currently engage the services of two investment advisors under the direction of the management of our insurance company subsidiaries and in accordance with guidelines adopted by the Investment Committees of their respective boards of directors. Conning Asset Management Company manages the portfolio of all of our subsidiaries, except for the portfolios of Pyramid Life, SelectCare of Texas, L.L.C. and certain floating rate portfolios, which are managed by Hyperion Capital.

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies and in corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2008, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's Investor Service. There were no non-income producing fixed maturities as of June 30, 2008. As of June 30, 2008, we held securities with par values of approximately $143 million with exposure to subprime mortgages. The market value of these securities was $56 million at June 30, 2008, representing approximately 4% of our cash and invested assets. The collateral for these securities is substantially all first lien mortgages. These securities have an average S&P equivalent rating of AA. Twelve securities we own with an amortized cost of approximately $15 million have been placed on negative watch by Moody's or S&P. During the six months ended June 30, 2008, we recognized other than temporary impairment totaling $41.5 million in the value of our securities with exposure to subprime mortgages plus $1.4 million in the value of two commercial mortgage backed securities.. We did not write down the value of any fixed maturity securities during the six months ended June 30, 2007.

Federal Income Taxation of the Company

        We establish valuation allowances based upon an analysis of projected taxable income and its ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on deferred tax assets of $3.1 million at June 30, 2008 and December 31, 2007 primarily related to the tax benefits associated with a New York state net operating loss carryforward. At June 30, 2008, we assessed the amount of the deferred tax asset that was more likely than not to be realized under SFAS No. 109, Accounting for Income Taxes, and concluded that we can record tax benefits related to our realized losses relating to our investments for financial statement purposes. As a result, we released a deferred tax valuation allowance of $10.4 million that had been recorded in the first quarter of 2008 in connection with other than temporary impairments taken in that period.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of other recent and pending accounting pronouncements is provided in Note 3 of the consolidated financial statements in the quarterly report on Form 10-Q under the caption "Recent and Pending Accounting Pronouncements." We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that note.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2008, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Market Value of Fixed Income Portfolio as of June 30, 2008
June 30, 2008
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Market Value of Fixed Income Portfolio
	(in millions)
$1,078.3	$70.4	$37.3	$(37.3)	$(76.1)

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

        The sensitivity analysis of interest rate risk assumes scenarios increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2008, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2008
Description of Floating Rate Debt	Weighted Average Interest Rate	Weighted Average Balance Outstanding	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan Payable	4.35%	$89.3	$0.9	$0.4	$(0.4)	$(0.9)
Other long term debt	7.59%	$40.0	0.4	0.2	(0.2)	(0.4)

Total			$1.3	$0.6	$(0.6)	$(1.3)

        As noted above, we have fixed the interest rate on $320 million of our $449 million of total debt outstanding, leaving $129 million of the debt exposed to rising interest rates, as of June 30, 2008. We had approximately $453 million of cash and cash equivalents as of June 30, 2008. We anticipate that any increase or decrease in the interest cost of our debt as a result of an increase in interest rates will be mitigated by an increase or decrease in the net investment income from our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 14—Commitments and Contingencies of the notes to the consolidated financial statements in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption "Part I—Item 1A. Risk Factors" in our current report on Form 8-K filed contemporaneously with this report and under the caption "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which are incorporated by reference into this Part II—Item 1A—Risk Factors. The occurrence of any of these risks and uncertainties could materially adversely affect our business, prospects, financial condition or results of operations. Additional risks and uncertainties of which we are not currently aware, or which we currently consider to be immaterial could also materially adversely affect our business, prospects, financial condition or results of operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2008 — April 30, 2008	—	—	—	3,427,820
May 1, 2008 — May 31, 2008	1,800,640	$10.87	1,800,640	1,552,775
June 1, 2008 — June 30, 2008	602,076	$11.13	595,800	5,870,714

Total	2,402,716		2,396,440

(1)
In February 2008, our board of directors approved the repurchase of up to $50 million of our common stock during an 18-month period beginning February 18, 2008. Through June 30, 2008, we have repurchased 4.4 million shares of our common stock for an aggregate amount of $50.0 million, completing this program. In June 2008, we announced that our board of directors has approved the repurchase of up to an additional $50 million of our common stock. We are not obligated to repurchase any specific number of shares under this program or to make repurchases at any specific time or price.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the second quarter of 2008.

 ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on June 3, 2008. The following describes the actions taken at the annual meeting.

         Election of Directors.    At the annual meeting, our shareholders re-elected thirteen nominees to serve as members of our board of directors until our 2009 annual meeting of shareholders, or until their successors are duly elected and qualified. The tabulation of votes for each of the nominees was as follows:

	Number of Votes
Nominee	For	Withheld
Barry W. Averill	76,781,962	2,526,209
Richard A. Barasch	76,732,311	2,575,860
Sally W. Crawford	78,267,341	1,040,830
Matthew W. Etheridge	76,782,162	2,526,009
Mark K. Gormley	76,757,415	2,550,756
Charles E. Hallberg	76,757,658	2,550,513
Mark M. Harmeling	78,463,865	844,306
Linda H. Lamel	76,812,436	2,495,735
Eric W. Leathers	76,757,708	2,550,463
Patrick J. McLaughlin	78,463,915	844,256
Robert A. Spass	76,211,868	3,096,303
Sean M. Traynor	76,757,458	2,550,713
Robert F. Wright	77,483,568	1,824,603

        As we described in our current report on Form 8-K filed July 30, 2008, Mr. Hallberg has resigned from our board of directors and has been replaced by Thomas A. Scully as a designee of one of our equity investors, and Mr. Etheridge has been replaced by Jay Yang as a designee of another of our equity investors, although Mr. Etheridge remains on our board.

         Ratification of the Election of Independent Auditors.    At our annual meeting our shareholders approved the proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008. Tabulation of the votes for the proposal was as follows:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
79,054,478	253,193	500	—

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

3.3

Amended and Restated By-Laws of Universal American Corp. (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated by reference herein).

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

4.5

Stockholders' Agreement, dated as of September 21, 2007, among Universal American Corp. and security holders listed on the signature pages thereto (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 25, 2007, and incorporated by reference herein).

10.1

Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch (filed as Exhibit D to the Registrant's Current Report on Form 8-K/A filed March 19, 2001 and incorporated by reference herein).

10.2

Letter dated April 9, 2008, correcting clerical error in Employment Agreement dated July 30, 1999, between Registrant and Richard A. Barasch. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-11321) for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated by reference herein).

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

UNIVERSAL AMERICAN CORP.
August 8, 2008	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
August 8, 2008	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)